Form 10-Q
period 2015-06-30
Sunrun Inc.
filed 2015-09-15
CIK 1469367

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-37511

Sunrun Inc.

(Exact name of registrant as specified in its charter)

Delaware	26-2841711
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

595 Market Street, 29th Floor

San Francisco, California 94105

(Address of principal executive offices and Zip Code)

(415) 580-6900

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☐    NO  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐

Non-accelerated filer	☒	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

As of September 11, 2015, the number of shares of the registrant’s common stock outstanding was 100,814,572.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

SUNRUN INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share values)

	June 30, 2015	December 31, 2014
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$116,610	$152,154
Restricted cash	5,764	2,534
Accounts receivable (net of allowances for doubtful accounts of $1,045 and $703 as of June 30, 2015 and December 31, 2014, respectively)	49,619	43,189
Grants receivable	—	5,183
Inventories	37,804	23,914
Prepaid expenses and other current assets	16,698	9,560
Deferred tax assets, current	2,559	3,048
Total current assets	229,054	239,582
Restricted cash	7,390	6,012
Solar energy systems, net	1,695,728	1,480,223
Property and equipment, net	27,229	22,195
Intangible assets, net	24,808	13,111
Goodwill	87,555	51,786
Prepaid tax asset	142,785	109,381
Other assets	26,201	13,342
Total assets(1)	$2,240,750	$1,935,632
Liabilities and total equity
Current liabilities:
Accounts payable	$69,566	$51,166
Distributions payable to noncontrolling interests and redeemable noncontrolling interests	6,463	6,764
Accrued expenses and other liabilities	42,833	25,445
Deferred revenue, current portion	51,929	44,398
Deferred grants, current portion	14,002	13,754
Capital lease obligation, current portion	3,928	1,593
Long-term debt, current portion	1,824	2,602
Lease pass-through financing obligation, current portion	3,321	5,161
Total current liabilities	193,866	150,883
Deferred revenue, net of current portion	510,346	467,726
Deferred grants, net of current portion	219,380	226,801
Capital lease obligation, net of current portion	7,210	5,761
Line of credit	140,024	48,597
Long-term debt, net of current portion	195,874	188,052
Lease pass-through financing obligation, net of current portion	203,392	180,224
Other liabilities	3,431	2,424
Deferred tax liabilities	145,344	112,597
Total liabilities(1)	1,618,867	1,383,065
Redeemable noncontrolling interests	151,288	135,948
Stockholders’ equity:
Convertible preferred stock, $0.0001 par value—authorized, 57,028 shares as of June 30, 2015 and December 31, 2014, respectively; issued and outstanding, 54,841 and 54,841 shares as of June 30, 2015 and December 31, 2014, respectively; aggregate liquidation value of $305,883 as of June 30, 2015 and December 31, 2014, respectively	5	5
Common stock, $0.0001 par value—authorized, 125,047 and 119,547 shares as of June 30, 2015 and December 31, 2014, respectively; issued and outstanding, 26,503 and 24,429 shares as of June 30, 2015 and December 31, 2014, respectively	2	2
Additional paid-in capital	411,890	383,860
Accumulated other comprehensive loss	1,425	—
Accumulated deficit	(69,458)	(59,003)
Total stockholders’ equity	343,864	324,864
Noncontrolling interests	126,731	91,755
Total equity	470,595	416,619
Total liabilities, redeemable noncontrolling interests and total equity	$2,240,750	$1,935,632

(1)

The Company’s consolidated assets as of June 30, 2015 and December 31, 2014 include $1,202,608 (unaudited) and $986,878, respectively, in assets of variable interest entities, or VIEs, that can only be used to settle obligations of the VIEs. Solar energy systems, net, as of June 30, 2015 and  December 31, 2014 were $1,113,088 (unaudited) and $942,655, respectively; cash and cash equivalents as of June 30, 2015 and  December 31, 2014 were $72,983 (unaudited) and $29,099, respectively; restricted cash as of June 30, 2015 and  December 31, 2014 were $729 (unaudited) and $593, respectively; accounts receivable, net as of  June 30, 2015 and December 31, 2014 were $15,609 (unaudited) and $14,351. respectively; prepaid expenses and other current assets as of June 30, 2015 and December 31, 2014 were $199 (unaudited) and $180, respectively. The Company’s consolidated liabilities as of June 30, 2015 and December 31, 2014 include $504,377 (unaudited) and $474,348, respectively, in liabilities of VIEs whose creditors have no recourse to the Company. These liabilities include accounts payable as of June 30, 2015 and December 31, 2014 of $16,765 (unaudited) and $9,057, respectively; distributions payable to noncontrolling interests and redeemable noncontrolling interests as of June 30, 2015 and December 31, 2014 of $6,413 (unaudited) and $6,426, respectively; accrued expenses and other liabilities as of June 30, 2015 and December 31, 2014 of $162 (unaudited) and $340, respectively; deferred revenue as of June 30, 2015 and December 31, 2014 of $329,114 (unaudited) and $301,792, respectively; deferred grants as of June 30, 2015 and  December 31, 2014 of $119,704 (unaudited) and $123,351, respectively; and long-term debt as of June 30, 2015 and December 31, 2014 of $32,219 (unaudited) and $33,382, respectively.

SUNRUN INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share values)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenue:
Operating leases and incentives	$34,458	$22,987	$56,766	$41,428
Solar energy systems and product sales	38,232	28,952	65,601	40,914
Total revenue	72,690	51,939	122,367	82,342
Operating expenses:
Cost of operating leases and incentives	27,067	17,359	48,444	32,255
Cost of solar energy systems and product sales	34,624	25,333	59,954	35,808
Sales and marketing	33,976	17,173	58,902	29,762
Research and development	2,492	1,999	4,779	3,926
General and administrative	19,677	20,037	39,983	32,687
Amortization of intangible assets	1,051	655	1,593	1,118
Total operating expenses	118,887	82,556	213,655	135,556
Loss from operations	(46,197)	(30,617)	(91,288)	(53,214)
Interest expense, net	8,433	6,662	15,563	12,324
Loss on early extinguishment of debt	431	—	431	—
Other expenses	1,019	1,386	1,318	1,846
Loss before income taxes	(56,080)	(38,665)	(108,600)	(67,384)
Income tax benefit	(6,215)	(5,917)	(6,215)	(10,043)
Net loss	(49,865)	(32,748)	(102,385)	(57,341)
Net loss attributable to noncontrolling interests and redeemable noncontrolling interests	(57,405)	(15,517)	(91,930)	(28,389)
Net income (loss) attributable to common stockholders	$7,540	$(17,231)	$(10,455)	$(28,952)
Less: Net income allocated to participating securities	(7,540)	—	—	—
Net income (loss) available to common stockholders	$—	$(17,231)	$(10,455)	$(28,952)

Net income (loss) per share available to common shareholders—basic and diluted	$—	$(0.72)	$(0.41)	$(1.35)
Weighted average shares used to compute net loss per share available to common stockholders—basic and diluted	26,215	23,827	25,322	21,437

SUNRUN INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income (loss) attributable to common stockholders	$7,540	$(17,231)	$(10,455)	$(28,952)
Other comprehensive income:
Unrealized gain on derivatives, net of tax expense of $904 for the three months and six months ended June 30, 2015	2,861	—	1,069	—
Less reclassification of net loss on derivatives to earnings	(356)	—	(356)	—
Comprehensive loss	$10,757	$(17,231)	$(9,030)	$(28,952)

SUNRUN INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six months Ended June 30,
	2015	2014
Operating activities:
Net loss	$(102,385)	$(57,341)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Loss on early extinguishment of debt	431	—
Depreciation and amortization, net of amortization of deferred grants	32,673	22,493
Bad debt expense	739	124
Interest on lease pass-through financing	7,177	4,006
Noncash tax benefit	(6,215)	(10,043)
Noncash interest expense	4,443	1,185
Stock—based compensation expense	6,421	4,310
Reduction in lease pass—through financing obligations	(10,379)	(4,890)
Changes in operating assets and liabilities:
Accounts receivable	(4,216)	(740)
Inventories	(13,890)	2,993
Prepaid and other assets	(8,615)	52
Accounts payable	22,751	6,895
Accrued expenses and other liabilities	6,209	710
Deferred revenue	20,254	40,305
Net cash provided by (used in) operating activities	(44,602)	10,059

Investing activities:
Payments for the costs of solar energy systems, leased and to be leased	(257,806)	(178,741)
Purchases of property and equipment	(4,688)	(3,712)
Acquisitions of businesses, net of cash acquired	(14,575)	(36,384)
Net cash used in investing activities	(277,069)	(218,837)

Financing activities:
Proceeds from grants and state tax credits	5,120	107
Proceeds from issuance of debt	153,200	13,546
Repayment of debt	(54,956)	(2,017)
Payment of debt fees	(2,801)	(225)
Proceeds from issuance of convertible preferred stock, net of issuance costs	—	143,393
Proceeds from lease pass-through financing obligations	52,034	90,387
Contributions received from noncontrolling interests and redeemable noncontrolling interests	155,662	88,000
Distributions paid to noncontrolling interests and redeemable noncontrolling interests	(13,717)	(20,908)
Proceeds from exercises of stock options	2,387	1,116
Payment of capital lease obligation	(1,472)	(502)
Payments for deferred offering costs	(4,722)	—
Change in restricted cash	(4,608)	84
Net cash provided by financing activities	286,127	312,981

Net increase (decrease) in cash and cash equivalents	(35,544)	104,203
Cash and cash equivalents, beginning of period	152,154	99,699
Cash and cash equivalents, end of period	$116,610	$203,902

Supplemental disclosures of cash flow information
Cash paid for interest	$3,118	$6,460

Supplemental disclosures of noncash investing and financing activities
Costs of solar energy systems included in accounts payable	$4,777	$191
Distributions payable to noncontrolling interests and redeemable noncontrolling interests	$6,463	$5,281
Vehicles acquired under capital leases	$5,255	$1,051
Noncash purchase consideration on acquisition of business	$18,718	$76,964

SUNRUN INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.	Organization

Sunrun Inc. (“Sunrun” or the “Company”) was originally formed in 2007 as a California limited liability company, and was converted into a Delaware corporation in 2008. The Company is engaged in the design, development, installation sale, ownership, and maintenance of residential solar energy systems (“Projects”) in the United States.

Sunrun acquires customers directly and through relationships with various solar and strategic partners (“Partners”). The Projects are constructed either by Sunrun or by Sunrun’s Partners and are owned by the Company. Sunrun’s customers enter into a power purchase agreement (“PPA”) or a lease (each, a “Customer Agreement”) which typically has a term of 20 years. Sunrun monitors, maintains and insures the Projects. As a result of the acquisition of Mainstream Energy Corporation, its fulfillment business AEE Solar and its racking business SnapNrack (collectively, “MEC”) completed in February 2014, the Company also sells solar energy systems and products to customers.

The Company has formed various subsidiaries (“Funds”) to finance the development of Projects. These Funds, structured as limited liability companies, obtain financing from outside investors and purchase or lease Projects from Sunrun under master purchase or master lease agreements. The Company currently utilizes three legal structures in its investment Funds, which are referred to as: (i) lease pass-throughs, (ii) partnership-flips and (iii) joint venture (“JV”) inverted leases.

The Company completed its initial public offering in August 2015 and its common stock is listed on the NASDAQ under the symbol “RUN”.

2.	Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting and, in the opinion of management, include all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the Company’s financial position, results of operations, and cash flows. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations. As such, these unaudited consolidated financial statements should be read in conjunction with the Company’s audited financial statements included in the prospectus dated August 4, 2015 filed with the SEC pursuant to Rule 424 promulgated under the Securities Act of 1933, as amended. The results for the three and six months ended June 30, 2015 are not necessarily indicative of the results expected for the year ending December 31, 2015 or for any other interim periods or any other period.

The consolidated financial statements reflect the accounts and operations of the Company and those of its subsidiaries, including Funds, in which the Company has a controlling financial interest. The typical condition for a controlling financial interest ownership is holding a majority of the voting interests of an entity. However, a controlling financial interest may also exist in entities, such as variable interest entities (“VIEs”), through arrangements that do not involve controlling financial interests. In accordance with the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification Topic 810 (“ASC 810”) Consolidation, the Company consolidates any VIE of which it is the primary beneficiary. The primary beneficiary, as defined in ASC 810, is the party that has (1) the power to direct the activities of a VIE that most significantly impact the VIE’s economic performance and (2) the obligation to absorb the losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE. The Company evaluates its relationships with its VIEs on an ongoing basis to determine whether it continues to be the primary beneficiary. The consolidated financial statements reflect the assets and liabilities of VIEs that are consolidated. All intercompany transactions and balances have been eliminated in consolidation.

Reclassifications

Certain prior period amounts have been reclassified to conform to current period presentation.

Use of Estimates

The preparation of the consolidated financial statements requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The Company regularly makes significant estimates and assumptions, including, but not limited to, the estimates that affect the collectability of accounts receivable, the valuation of inventories, the useful lives and estimated residual values of solar energy systems, the useful lives of property and equipment, the valuation and useful lives of intangible assets, the fair value of assets acquired and liabilities assumed in business combinations, the effective interest rate used to amortize lease pass-through financing obligations, the valuation of stock-based compensation, the valuation of the Company’s common stock, the determination of valuation allowances associated with deferred tax assets, fair value of debt instruments disclosed and the redemption value of redeemable noncontrolling interests. The Company bases its estimates on historical experience and on various other assumptions believed to be reasonable. Actual results may differ from such estimates.

Segment Information

The Company has one operating segment with one business activity, providing solar energy services and products to customers. The Company’s chief operating decision maker (“CODM”) is its Chief Executive Officer, who manages operations on a consolidated basis for purposes of allocating resources. When evaluating performance and allocating resources, the CODM reviews financial information presented on a consolidated basis.

Revenues from external customers for each group of similar products and services are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Operating leases	$22,915	$16,788	$40,047	$29,417
Incentives	11,543	6,199	16,719	12,011
Operating leases and incentives	34,458	22,987	56,766	41,428
Solar energy systems	7,028	5,741	12,834	8,093
Products	31,204	23,211	52,767	32,821
Solar energy systems and product sales	38,232	28,952	65,601	40,914
Total revenue	$72,690	$51,939	$122,367	$82,342

Fair Value of Financial Instruments

The Company defines fair value as the exchange price that would be received for an asset or an exit price that would be paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The Company uses valuation techniques to measure fair value that maximize the use of observable inputs and minimize the use of unobservable inputs. FASB establishes a three-tier fair value hierarchy for disclosure of fair value measurements as follows:

•	Level 1—Inputs are unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date;
•

Level 2—Inputs are observable, unadjusted quoted prices in active markets for similar assets or liabilities, unadjusted quoted prices for identical or similar assets or liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the related assets or liabilities; and

•	Level 3—Inputs that are unobservable, significant to the measurement of the fair value of the assets or liabilities and are supported by little or no market data.

The Company’s financial instruments include cash and cash equivalents, receivables, accounts payable, accrued expenses, distributions payable to noncontrolling interests, derivatives, borrowings on the line of credit, and long term debt.

Recently Issued Accounting Standards

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09 Revenue from Contracts with Customers (Topic 606), to replace the existing revenue recognition criteria for contracts with customers and to establish the disclosure requirements for revenue from contracts with customers. The core principle of this standard is to recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. This ASU is effective for the Company for annual reporting periods beginning after December 15, 2017 including the interim reporting periods within that fiscal year, and early adoption is permitted. Adoption of the ASU is either retrospective to each prior period presented or retrospective with a cumulative adjustment to retained earnings or accumulated deficit as of the adoption date. The Company is currently assessing the impact of this guidance on its consolidated financial statements.

In November 2014, the FASB issued ASU 2014-16 Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share is More Akin to Debt or to Equity. This guidance requires issuers and investors to consider all of a hybrid instrument’s stated and implied substantive terms and features, including any embedded derivative features being evaluated for bifurcation. The guidance eliminates the “chameleon approach”, under which all embedded features except the feature being analyzed are considered. The guidance is effective for the year beginning after December 15, 2015 and for interim periods within fiscal years beginning after December 15, 2016. Early adoption is permitted. The Company believes the adoption of this guidance will have no impact on its consolidated financial statements.

In November 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern, which provides guidance on determining when and how to disclose going-concern uncertainties in the financial statements. The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date of issuance of the entity’s financial statements and provide certain disclosures when there is substantial doubt about the entity’s ability to continue as a going concern. This guidance applies to all entities and is effective for annual periods beginning after December 15, 2015, and interim periods thereafter, with early adoption permitted. The Company believes the adoption of this guidance will have no impact on its consolidated financial statements.

In February 2015, the FASB issued ASU 2015-02 Amendments to the Consolidation Analysis, which provides consolidation guidance and changes the way reporting enterprises evaluate consolidation for limited partnerships, investment companies and similar entities, as well as variable interest entities. The ASU is effective for annual and interim periods in fiscal years beginning after December 15, 2015. The Company is currently evaluating this guidance and the impact it may have on its consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, Interest—Imputation of Interest (Subtopic 835-30) Simplifying the Presentation of Debt Issuance Costs, to simplify the presentation of debt issuance costs. Prior to ASU 2015-03, issuance costs were presented as an asset on the balance sheet. Under ASU 2015-03, debt issuance costs related to a recognized debt liability are required to be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this update. The ASU is effective for annual and interim periods in fiscal years beginning after December 15, 2015 and interim periods within those fiscal years. The Company is currently evaluating this guidance and the impact it may have on its consolidated financial statements.

In July 2015, the FASB issued ASU No. 2015-11, Simplifying the Measurement of Inventory, to specify that inventory should be subsequently measured at the lower of cost or net realizable value, which is the ordinary selling price less any completion, transportation and disposal costs. However, the ASU does not apply to inventory measured using the last-in-first-out or retail methods. The ASU is effective for interim and annual periods beginning after December 15, 2016. Adoption of the ASU is prospective. The Company is currently evaluating this guidance and the impact it may have on its consolidated financial statements.

3.	Acquisitions

Clean Energy Experts, LLC

In April 2015, the Company acquired Clean Energy Experts, LLC (“CEE”), a consumer demand and solar lead generation company, for $25.0 million in cash and 1.9 million shares of common stock. Of this amount, $15.0 million in cash was paid and 1.4 million shares were issued in April 2015. The remaining $10.0 million in cash and 500,000 shares are due in two equal installments: $5.0 million will be paid and 250,000 shares will be issued in October 2015 and again in April 2016. The fair value of assets acquired and liabilities assumed was based upon a preliminary valuation and our estimates and assumptions are subject to change within the measurement period. The primary area of the purchase price that is contingent upon future events relate to indemnification for potential tax liability.

An additional $9.1 million in cash and 600,000 shares of common stock may be issued on April 1, 2017, subject to the achievement of certain sales targets as well as continued employment of certain key employees acquired in the transaction, which will be recorded as compensation expense over a two-year period unless and until the Company assesses the sales targets are not considered probable of achievement. The acquisition is expected to enhance the Company’s efficient and consistent access to high-quality leads in existing and new markets.

The Company has included the results of operations of the acquired business in the consolidated statements of operations from the acquisition date. The assets acquired and liabilities assumed in the CEE acquisition have been recorded based on their fair value at the acquisition date. Goodwill represents the excess of the purchase price over the net tangible and intangible assets acquired and is not deductible for tax purposes. Goodwill recorded is primarily attributable to the acquired assembled workforce and the synergies expected to arise after the CEE acquisition. Transaction costs related to the acquisition were expensed as incurred.

The following table summarizes the fair value of assets acquired and liabilities assumed (in thousands):

Cash and cash equivalents	$424
Accounts receivable	639
Intangible assets	13,290
Accounts payable and accrued liabilities	(1,247)
Deferred tax liability	(5,158)
Indentifiable assets and liabilities assumed	7,948
Goodwill	35,769
Total	$43,717

The fair value of acquired intangible assets and their estimated useful life are as follows (in thousands, except estimated useful life):

	Fair Value	Estimated Useful Life
Developed technology	$5,910	5
Customer relationships	4,390	8
Trade names	2,990	8
Total	$13,290

For the three and six months ended June 30, 2015, the contribution of the acquired business to the Company’s total revenues was $4.1 million as measured from the date of the acquisition. The portion of total expenses and net income associated with the acquired business was not separately identifiable due to the integration with the Company’s operations.

4.	Fair Value Measurements

At June 30, 2015 and December 31, 2014, the carrying value of receivables, accounts payable, accrued expenses, and distributions payable to noncontrolling interests approximates fair value due to their short-term nature. The carrying values and fair values of debt instruments are as follows (in thousands):

	June 30, 2015		December 31, 2014
	Carrying Value	Fair Value	Carrying Value	Fair Value
Line of credit	$140,024	$140,024	$48,597	$48,597
Non-bank term loans	—	—	3,138	3,853
Bank term loan	32,219	34,248	33,382	35,653
Note payable	31,346	30,827	29,563	28,900
Syndicated term loans	134,133	134,133	124,571	124,571
Total	$337,722	$339,231	$239,251	$241,574

At June 30, 2015 and December 31, 2014, the fair value of the Company’s lines of credit and the syndicated term loans approximates their carrying values because their interest rates are variable rates that approximate rates currently available to the Company. At June 30, 2015, the fair value of the Company’s bank term loan and note payable are based on rates currently offered for debt with similar maturities and terms.  At December 31, 2014, the fair value of the Company’s non-bank term loan, bank term loan, and note payable are based on rates currently offered for debt with similar maturities and terms. The Company’s fair value of the debt instruments fell under the Level 3 hierarchy. These valuation techniques involve some level of management estimation and judgment, the degree of which is dependent on the price transparency for the instruments or market.

The Company determines the fair value of its derivative instruments using a discounted cash flow model which incorporates an assessment of the risk of non-performance by the interest rate swap counterparty and an evaluation of the Company’s credit risk in valuing derivative instruments. The valuation model uses various inputs including contractual terms, interest rate curves, credit spreads and measures of volatility. At June 30, 2015 and December 31, 2014, financial instruments measured at fair value on a recurring basis, based upon the fair value hierarchy are as follows (in thousands):

	June 30, 2015				December 31, 2014
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Derivative assets	$—	$2,329	$—	$2,329	$—	$—	$—	$—

5.	Inventories

Inventories consist of the following (in thousands):

	June 30, 2015	December 31, 2014
Raw materials	$35,336	$21,531
Work-in-process	2,468	2,383
Total	$37,804	$23,914

6.	Solar Energy Systems, net

Solar energy systems, net consists of the following (in thousands):

	June 30, 2015	December 31, 2014
Solar energy system equipment costs	$1,610,120	$1,406,478
Inverters	148,714	123,910
Initial direct costs	48,809	36,279
Total solar energy systems	1,807,643	1,566,667
Less: accumulated depreciation and amortization	(176,161)	(143,028)
Add: construction-in-progress	64,246	56,584
Total solar energy systems, net	$1,695,728	$1,480,223

All solar energy systems, construction-in-progress, and inverters have been leased to or are subject to a signed Customer Agreement with customers. The Company recorded depreciation expense related to solar energy systems of $16.5 million and $32.0 million for the three and six months ended June 30, 2015, respectively, and $12.9 million and $24.9 million for the three and six months ended June 30, 2014, respectively. The depreciation expense was reduced by the amortization of deferred grants of $3.5 million and $7.1 million for the three and six months ended June 30, 2015, respectively, and $3.5 million and $6.9 million for the three and six months ended June 30, 2014, respectively.

7.	Goodwill and Intangible Assets, net

The change in the carrying value of goodwill is as follows (in thousands):

Balance—December 31, 2014	$51,786
Acquisition of CEE (Note 3)	35,769
Balance—June 30, 2015	$87,555

Intangible assets, net as of June 30, 2015 consist of the following (in thousands):

				Weighted
				average
		Accumulated	Carrying	remaining life
	Cost	amortization	value	(in years)
Backlog	$200	$(200)	$—	—
Customer relationships	14,660	(1,768)	12,892	7.8
Developed technology	6,820	(553)	6,267	4.6
Trade names	6,990	(1,341)	5,649	5.7
Total	$28,670	$(3,862)	$24,808

Intangible assets, net as of December 31, 2014 consist of the following (in thousands):

				Weighted
				average
		Accumulated	Carrying	remaining life
	Cost	amortization	value	(in years)
Backlog	$200	$(183)	$17	0.1
Customer relationships	10,270	(1,055)	9,215	8.4
Developed technology	910	(167)	743	4.1
Trade names	4,000	(864)	3,136	4.1
Total	$15,380	$(2,269)	$13,111

The Company recorded amortization of intangible assets expense of $1.1 million and $1.6 million for the three and six months ended June 30, 2015, respectively, and $0.7 million and $1.1 million for the three and six months ended June 30, 2014, respectively.

8.	Debt

As of June 30, 2015, debt consisted of the following (in thousands):

				Unused	Annual
	Carrying Values, net of			Borrowing	Contractual	Interest	Maturity
	debt discount			Capacity	Interest Rate	Rate	Date
	Current	Long Term	Total
Recourse debt:
Bank line of credit	$—	$140,024	$140,024	$44,630	LIBOR + 3.25%	3.69%	April 2018
Total recourse debt	$—	$140,024	$140,024	$44,630

Non-recourse debt:
Syndicated term loans	738	133,395	134,133	23,000	LIBOR + 2.75% - Term A	3.03%	December 2021
					LIBOR + 5.00% - Term B	6.00%	December 2021
Bank term loans	1,086	31,133	32,219	—	6.25%	6.25%	April 2022
Note payable	—	31,346	31,346	—	12.00%	12.00%	December 2018
Total non-recourse debt	1,824	195,874	197,698	18,000
Total debt	$1,824	$335,898	$337,722	$62,630

As of December 31, 2014, debt consisted of the following (in thousands):

				Unused	Annual
	Carrying Values, net of			Borrowing	Contractual	Interest	Maturity
	debt discount			Capacity	Interest Rate	Rate	Date
	Current	Long Term	Total
Recourse debt:
Bank line of credit	$—	$48,597	$48,597	$—	Prime rate + 1.00%	4.25%	December 2016
Total recourse debt	$—	$48,597	$48,597	$—

Non-recourse debt:
Non-bank term loans	207	2,931	3,138	—	9.08%	9.08%	December 2024
Syndicated term loans	958	123,613	124,571	5,000	LIBOR + 2.75% - Term A	3.01%	December 2021
					LIBOR + 5.00% - Term B	6.00%	December 2021
Bank term loans	1,437	31,945	33,382	—	6.25%	6.25%	April 2022
Note payable	—	29,563	29,563	—	12.00%	12.00%	December 2018
Total non-recourse debt	2,602	188,052	190,654	5,000
Total debt	$2,602	$236,649	$239,251	$5,000

Bank Line of Credit

In December 2014, the Company entered into credit facility agreements with a syndicate of banks to borrow amounts that were used to pay off an existing line of credit, and obtain funding for working capital and general corporate purposes. The credit facility agreements had a $50.0 million committed facility which included a $1.0 million letter of credit sub-facility. On April 1, 2015, the Company paid off the unpaid balance of $49.7 million under the credit facility agreements, which included accrued interest and other fees, and terminated the facility.

In April 2015, the Company entered into a new syndicated working capital facility with banks for a total commitment of up to $205.0 million, of which $187.0 million was available to be drawn at the closing date. The Company drew down $80.0 million at the closing date and used $49.7 million of the debt proceeds to fully repay the December 2014 credit facility plus accrued interest and other fees and the remaining amount was available for general corporate purposes. The working capital facility is secured by substantially all of the unencumbered assets of the Company as well as ownership interests in certain subsidiaries of the Company.

Under the terms of the new working capital facility, the Company is required to meet various restrictive covenants, including meeting certain reporting requirements, such as the completion and presentation of audited consolidated financial statements. The Company is also required to maintain minimum unencumbered liquidity of at least $25.0 million in the aggregate as of the last day of each calendar month. The Company is further required to maintain a modified interest coverage ratio of 2.00:1.00 or greater, measured quarterly as of the last day of each quarter.  The Company was in compliance with all debt covenants as of June 30, 2015.

Non-Bank Term Loans

In 2013, a subsidiary of the Company entered into an agreement with a non-bank lender for a term loan with an aggregate amount of up to $119.5 million. The proceeds of this term loan were principally used to finance the design, procurement, and installation of solar systems. The loan is collateralized by the assets and related cash flows of the borrower subsidiary and is non-recourse to our other assets.

In April 2015, the Company paid $3.5 million to repay the remaining outstanding balance of the non-bank term loan and incurred a loss on extinguishment charge of $0.4 million, which is recorded in non-operating loss from ordinary operations on our statement of operations.

Syndicated Credit Facilities

In December 2014, subsidiaries of the Company entered into secured credit facilities agreements with a syndicate of banks for up to $195.4 million in committed facilities. These facilities include a $158.5 million senior term loan (“Term Loan A”) and a $24.0 million subordinated term loan (“Term Loan B”). In addition, the credit facilities also include a $5.0 million working capital revolver commitment and a $7.9 million senior secured revolving letter of credit facility which draws are solely for the purpose of satisfying the required debt service reserve amount if necessary. Term Loan A, the working capital revolver and the letter of credit bear interest at a rate of LIBOR + 2.75% with a 25 basis point step up triggered on the fourth anniversary. Term Loan B bears interest at rate of LIBOR + 5.00% with a LIBOR floor of not less than 1.00%. Prepayments are permitted under Term Loan A at par without premium or penalty, and under Term Loan B prepayment penalties range from 0%-2%, depending on the timing of the prepayment. The principal and accrued interest on any outstanding loans mature on December 31, 2021. The proceeds of these facilities were used to pay off certain non-bank term loans of $94.4 million and to fund general corporate needs.

At inception of the credit facilities, one of the Company’s subsidiaries is the borrower under the Term Loan A agreement and another of the Company’s subsidiaries is the borrower under the Term Loan B agreement. All obligations under the Term Loan A, working capital revolver and letter of credit are collateralized by the subsidiary borrower’s membership interests and assets in the Company’s investment Funds. All obligations under the Term Loan B are collateralized by the membership interest in the subsidiary borrower. The credit facilities also contain certain provisions in the event of default, which entitle lenders to take actions, including acceleration of amounts due under the credit facilities and acquisition of membership interests and assets that are pledged to the lenders under the terms of the credit facilities.

The Company is required to maintain certain financial measurements and reporting covenants under the terms of the credit facilities. At June 30, 2015, the Company was in compliance with the credit facility covenants.

Bank Term Loan

In December 2013, a subsidiary of the Company entered into an agreement with a bank for a term loan of $38.0 million. The proceeds of this term loan were distributed to the members of this subsidiary, including the Company. The loan is secured by the assets and related cash flow of this subsidiary and is nonrecourse to the Company’s other assets. The Company was in compliance with all debt covenants as of June 30, 2015.

Notes Payable

In December 2013, a subsidiary of the Company entered into a Note Purchase Agreement with an investor for the issuance of senior notes in exchange for proceeds of $27.2 million. The loan proceeds were distributed to the Company for general corporate purposes. On the last business day of each quarter, commencing with March 31, 2014, to the extent the Company’s subsidiary has insufficient funds to pay the full amount of the stated interest of the outstanding loan balance, a PIK interest rate of 12% is accrued and added to the outstanding balance. As of June 30, 2015 and December

31, 2014, the portion of the outstanding loan balance that related to PIK interest was $4.6 million and $2.9 million, respectively. The senior notes are secured by the assets and related cash flows of certain of the Company’s subsidiaries and are nonrecourse to the Company’s other assets. The entire outstanding principal balance is payable in full on the maturity date. The Company was in compliance with all debt covenants as of June 30, 2015.

9.	Derivatives

Starting in 2015, the Company uses interest rate swaps to hedge variable interest payments due on its syndicated term loans. These swaps allow the Company to pay at fixed interest rates and receive payments based on variable interest rates with the swap counterparty based on the three month LIBOR on the notional amounts over the life of the swaps. The Company did not use interest rate swaps prior to 2015.

In January 2015, the Company purchased interest rate swaps with a notional amount aggregating $109.1 million. The interest rate swap contracts were executed with four counterparties who were part of the lender group on the Company’s syndicated term loans. As of June 30, 2015 the unrealized fair market value gain (loss) on the interest rate swaps were $2.3 million as included in other assets in the consolidated balance sheet.

The interest rate swaps have been designated as cash flow hedges. In the six months ended June 30, 2015, the hedge relationships on the Company’s interest rate swaps have been assessed as highly effective as the critical terms of the interest rate swaps match the critical terms of the underlying forecasted hedged transactions. Accordingly, changes in the fair value of these derivatives are recorded as a component of accumulated other comprehensive income, net of a provision for income taxes. Changes in the fair value of these derivatives are subsequently reclassified into earnings in the period that the hedged forecasted transactions affects earnings. For the three and six months ended June 30, 2015, the Company recorded an unrealized gain of $2.9 million and $1.1 million, respectively, net of the applicable tax expense of $0.9 million and $0.9 million, respectively. There were no undesignated derivative instruments recorded by the Company as of June 30, 2015. At June 30, 2015, the Company had the following designated derivative instruments classified as derivative assets (in thousands, other than quantity and interest rates):

Gain
							Adjusted		recognized in	Gain
			Hedge		Fair	Credit	Fair	Deferred	Accumulated	Recognized
		Maturity	Interest	Notional	Market	Risk	Market	Tax	Comprehensive	into
Type	Quantity	Dates	Rates	Amount	Value	Adjustment	Value	Expense	Income	Earnings
Interest rate swaps	4	10/31/2028	2.17%-2.18%	$109,143	$3,040	$(711)	$2,329	$904	$1,425	$356

10.	Lease Pass-Through Financing Obligations

The Company has entered into four transactions referred to as “lease pass-through arrangements.” Under lease pass-through arrangements, the Company leases solar energy systems to Fund investors under a master lease agreement, and these investors in turn are assigned the leases with customers. The Company receives all of the value attributable to the accelerated tax depreciation and some or all of the value attributable to the other incentives. The Company assigns to the Fund investors the value attributable to the ITC, the right to receive U.S. Treasury grants, and, for the duration of the master lease term, the long-term recurring customer payments. Given the assignment of the operating cash flows, these arrangements are accounted for as financing obligations. In addition, in the fourth lease pass-through structure, the Company sold, as well as leased, solar energy systems to a Fund investor under a master purchase agreement. As the substantial risks and rewards in the underlying solar energy systems were retained by the Company, this arrangement was also accounted for as a financing obligation.

Under these lease pass-through arrangements, wholly owned subsidiaries of the Company finance the cost of solar energy systems with investors for an initial term of 20 – 25 years. The solar energy systems are subject to Customer Agreements with an initial term not exceeding 20 years. These solar energy systems are reported under the line item solar energy systems, net in the consolidated balance sheets. As of June 30, 2015 and December 31, 2014, the cost of the solar energy systems placed in service under the lease pass-through arrangements was $394.8 million and $322.2 million, respectively. The accumulated depreciation related to these assets as of June 30, 2015 and December 31, 2014 was $26.1million and $19.3 million, respectively.

11.	VIE Arrangements

The Company consolidated various VIEs at June 30, 2015 and December 31, 2014. The carrying amounts and classification of the VIEs’ assets and liabilities included in the consolidated balance sheets are as follows (in thousands):

	June 30, 2015	December 31, 2014
Assets
Current assets
Cash and cash equivalents	$72,983	$29,099
Restricted cash	311	228
Accounts receivable, net	15,609	14,351
Prepaid expenses and other current assets	199	180
Total current assets	89,102	43,858
Restricted cash	418	365
Solar energy systems, net	1,113,088	942,655
Total Assets	$1,202,608	$986,878

Liabilities
Current liabilities
Accounts payable	$16,765	$9,057
Distribution payable to noncontrolling interests and redeemable noncontrolling interests	6,413	6,426
Accrued expenses and other liabilities	162	340
Deferred revenue, current portion	18,962	16,991
Deferred grants, current portion	7,224	7,225
Long-term debt, current portion	1,086	1,437
Total current liabilities	50,612	41,476
Deferred revenue, net of current portion	310,152	284,801
Deferred grant income, net of current portion	112,480	116,126
Long-term debt, net of current portion	31,133	$31,945
Total liabilities	$504,377	$474,348

The Company holds a variable interest in an entity that provides the noncontrolling interest with a right to terminate the leasehold interests in all of the leased projects on the tenth anniversary of the effective date of the master lease. In this circumstance, the Company would be required to pay the noncontrolling interest an amount equal to the fair market value, as defined in the governing agreement of all leased projects as of that date.

The Company holds certain variable interests in nonconsolidated VIEs established as a result of four lease pass-through Fund arrangements.  The Company does not have material exposure to losses as a result of its involvement with the VIEs in excess of the amount of the financing liability recorded in the Company’s consolidated financial statements. The Company is not considered the primary beneficiary of the VIEs.

12.	Redeemable Noncontrolling Interests and Equity

The changes in total stockholder’s equity, redeemable noncontrolling interest, and noncontrolling interest were as follows (in thousands):

	Redeemable Noncontrolling Interests	Total Stockholders' Equity	Noncontrolling Interests	Total Equity

Balance - January 1, 2015	$135,948	$324,864	$91,755	$416,619
Exercise of stock options	—	2,387	—	2,387
Stock based compensation	—	6,495	—	6,495
Contributions from noncontrolling interests and redeemable noncontrolling interests	50,923	—	104,739	104,739
Distributions to noncontrolling interests and redeemable noncontrolling interests	(6,827)	—	(6,589)	(6,589)
Issuance of shares due to business acquisition	—	19,148	—	19,148
Net loss	(28,756)	(10,455)	(63,174)	(73,629)
Unrealized gain on derivatives	—	1,425	—	1,425
Balance - June 30, 2015	$151,288	$343,864	$126,731	$470,595

The carrying value of redeemable noncontrolling interests as June 30, 2015 and December 31, 2014 was greater than the redemption value, except for two funds at June 30, 2015 and two funds at December 31, 2014 where the carrying value has been adjusted to the redemption value.

13.	Stock-Based Compensation

The following table summarizes the activity for all stock options under all of the Company’s equity incentive plans for the six months ended June 30, 2015 (shares in thousands):

		Weighted	Weighted
		Average	Average
	Options	Exercise Price	Remaining
	Outstanding	Outstanding	Contractual Life
Outstanding at December 31, 2014	11,408	$4.42	$8.2
Granted	2,863	9.17
Exercised	(854)	2.79
Cancelled / forfeited	(783)	5.00
Outstanding at June 30, 2015	12,634	$5.57	$7.1

Options vested and exercisable at June 30, 2015	5,414	3.63	$6.2

Options vested and expected to vest at June 30, 2015	10,480	5.31	$8.1

There were 845,410 and 469,000 unvested exercisable shares as of June 30, 2015 and December 31, 2014, respectively, which are subject to a repurchase option held by the Company at the original exercise price. These exercisable but unvested shares have a vesting period of three years. There was no exercise of unvested options in the six months ended June 30, 2015 and 2014.

The weighted-average grant-date fair value of stock options granted during the six months ended June 30, 2015 and 2014 were $4.78 and $2.68 per share, respectively. The total intrinsic value of the options exercised during the six months ended June 30, 2015 and 2014 was $5.2 million and $2.3 million, respectively. The intrinsic value is the difference of the current fair value of the stock and the exercise price of the stock option. The total fair value of options vested during the six months ended June 30, 2015 and 2014 was $5.5 million and $1.9 million, respectively.

The Company estimates the fair value of stock-based awards on their grant date using the Black-Scholes option-pricing model. The Company estimates the fair value using a single-option approach and amortizes the fair value on a straight-line basis for options expected to vest. All options are amortized over the requisite service periods of the awards, which are generally the vesting periods.

The Company estimated the fair value of stock options with the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Risk-free interest rate	1.55%-1.95%	1.77%-1.88%	1.55%-1.95%	1.68%-1.90%
Volatility	36.54%-39.63%	46.25%-46.30%	36.54%-39.63%	43.77%-46.68%
Expected term (in years)	5.87-6.23	5.92-6.08	5.87-6.23	5.34-6.08
Expected dividend yield	0.00%	0.00%	0.00%	0.00%

The expected term assumptions were determined based on the average vesting terms and contractual lives of the options. The risk-free interest rate is based on the rate for a U.S. Treasury zero-coupon issue with a term that approximates the expected life of the option grant. For stock options granted in the six months ended June 30, 2015 and 2014 the Company considered the volatility data of a group of publicly traded peer companies in its industry. Forfeiture rates are estimated using the Company’s expectations of forfeiture rates for the Company’s employees and are adjusted when estimates change. The estimation of stock awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from the Company’s current estimates, such amounts will be recorded as a cumulative adjustment in the period the estimates are revised. The Company considers many factors when estimating expected forfeitures, including historical forfeiture pattern, the types of awards and employee class. Actual results, and future changes in estimates, may differ substantially from management’s current estimates.

In 2014, the Company granted a total of 947,342 shares of RSUs that are subject to certain performance targets to a third party partner. The RSUs will vest upon the third party originating certain thresholds of expected megawatts in new systems for the period starting August 2014 and ending August 2017. In addition, these RSUs only vest upon the earlier of an initial public offering by the Company or January 1, 2017 and are subject to a clawback provision that requires the holder of the RSUs to either forfeit all the RSUs or pay the Company the grant date fair value for all RSUs that are not forfeited if the third party breaches the exclusivity provision of the parties’ commercial agreement. Additionally, 372,342 of these RSUs are also subject to an additional performance-based clawback provision that is based on the third party originating certain additional thresholds of expected megawatts in new systems from April 2014 through September 2017. Both the exclusivity and performance-based clawback provisions expire in 2017.

Both the performance-based and the clawback provisions are considered substantive and represent additional vesting conditions. As a result, the Company will start recognizing expense when the performance targets are met and the award value will be remeasured until the award vests. The Company recognized no compensation expense in the three months or six months ended June 30, 2015 as the performance targets were not met.

The following table summarizes the activity for all RSUs under all the Company’s equity inventive plans for the six months ended June 30, 2015 (shares in thousands):

		Weighted
		Average Grant
		Date Fair
	Shares	Value
Unvested balance at December 31, 2014	947	$9.40
Granted	170	10.81
Vested	—	—
Cancelled / forfeited	—	—
Unvested balance at June 30, 2015	1,117	$9.61

In the three and six months ended June 30, 2015, the Company recognized $0.2 million and $1.5 million in compensation expense, respectively, resulting from sales of 145,000 and 1,005,928 shares, respectively, by employees and former employees to existing investors for amounts in excess of the deemed fair value.

The Company recognized stock-based compensation expense, including the compensation expense resulting from the sales of common stock by employees and former employees to existing investors, in the consolidated statements of operations as follows (in thousands):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2015	2014	2015	2014
Cost of operating leases and incentives	$248	$61	$297	$112
Cost of solar energy systems and product sales	35	37	112	67
Sales and marketing	1,209	288	1,636	496
Research and development	64	95	126	139
General and administration	1,645	1,982	4,250	3,496
Total	$3,201	$2,463	$6,421	$4,310

As of June 30, 2015 and December 31, 2014, total unrecognized compensation cost related to outstanding stock options was $18.3 million and $12.1 million respectively, which is expected to be recognized over a weighted-average period of 3.1 years and 2.8 years, respectively.

14.	Income Taxes

The income tax benefit for the three months ended June 30, 2015 and 2014 was 11.1% and 15.3%, respectively. The income tax benefit for the six months ended June 30, 2015 and 2014 was 5.7% and 14.9%, respectively. The differences between the actual consolidated effective income tax rate and the U.S. federal statutory rate were primarily attributable to the allocation of losses on noncontrolling interest and redeemable noncontrolling interests, the prepaid income taxes due to inter-company transactions and other miscellaneous items.

The Company sells solar energy systems to investment funds.  As the investment funds are consolidated by the Company, the gain on the sale of the assets has been eliminated in the consolidated financial statements.  These transactions are treated as intercompany sales and any tax expense incurred related to these sales is being deferred and amortized over the estimated useful life of the underlying systems which has been estimated to be 30 years.  The deferral of the tax expense results in recording of a prepaid tax asset.  As of June 30, 2015 and December 31, 2014, the Company recorded long–term prepaid tax assets of $142.8 million and $109.4 million, net of amortization.

Uncertain Tax Positions

As of June 30, 2015, the Company had $1.5 million of unrecognized tax benefits related to the acquisition of CEE. In addition, there was $0.1 million and $0.2 million of interest and penalties for uncertain tax positions as of June 30, 2015. As of December 31, 2014, there was no unrecognized tax benefits and there were no interest and penalties accrued for any uncertain tax position. The Company does not have any tax positions for which it is reasonably possible the total amount of gross unrecognized benefits will increase or decrease within the next 12 months.  The Company is subject to taxation and files income tax returns in the United States, and various state and local jurisdictions.  Due to the Company’s net losses, substantially all of its federal, state and local income tax returns since inception are still subject to audit.

15.	Commitments and Contingencies

Letters of Credit

As of June 30, 2015 and December 31, 2014, the Company had $5.8 million of unused letters of credit outstanding, which carry fees ranging from 2.00% - 2.75% per annum.

Non-cancellable Operating Leases

The Company leases facilities and equipment under non-cancellable operating leases. Total operating lease expenses were $1.5 million and $2.6 million for the three and six months ended June 30, 2015, respectively, and $0.8 million and $1.5 million for the three and six months ended June 30, 2014, respectively.

Certain operating leases contain rent escalation clauses, which are recorded on a straight-line basis over the initial term of the lease with the difference between the rent paid and the straight-line rent recorded as a deferred rent liability. Lease incentives received from landlords are recorded as deferred rent liabilities and are amortized on a straight-line basis over the lease term as a reduction to rent expense. Deferred rent liabilities were $1.7 million and $2.0 million as of June 30, 2015 and December 31, 2014, respectively.

Capital Lease Obligations

As of June 30, 2015 and December 31, 2014, capital lease obligations were $11.1 million and $7.4 million, respectively. The capital lease obligations bear interest at rates up to 10% per annum.

Purchase Commitments

In January 2015, the Company entered into a purchase commitment with one of our suppliers to purchase $70 million of photovoltaic modules over the next 12 months with the first modules delivered in January 2015.

In June 2015, the Company entered into a purchase commitment with one of their suppliers to purchase $32 million of solar energy system modules through December 2016.

In June 2015, the Company entered into a purchase commitment to purchase inverters to be delivered between July 2015 and March 2016 for a total of $14 million - $20 million.

Guarantees

The Company guarantees one of its investors in one of its Funds an internal rate of return, calculated on an after-tax basis, in the event that it purchases the investor’s interest or the investor sells its interest to the Company. The Company does not expect the internal rate of return to fall below the guaranteed amount; however, due to uncertainties associated with estimating the timing and amount of distributions to the investor and the possibility for and timing of the liquidation of the Fund, the Company is unable to determine the potential maximum future payments that it would have to make under this guarantee.

ITC Indemnification

The Company is contractually committed to compensate certain investors for any losses that they may suffer in certain limited circumstances resulting from reductions in ITCs. Generally, such obligations would arise as a result of reductions to the value of the underlying solar energy systems as assessed by the IRS. At each balance sheet date, the Company assesses and recognizes, when applicable, the potential exposure from this obligation based on all the information available at that time, including any audits undertaken by the IRS. The Company believes that any payments to the investors in excess of the amount already recognized by the Company for this obligation are not probable based on the facts known at the reporting date. The maximum potential future payments that the Company could have to make under this obligation would depend on the difference between the fair values of the solar energy systems sold or transferred to the Funds as determined by the Company and the values the IRS would determine as the fair value for the systems for purposes of claiming ITCs. ITCs are claimed based on the statutory regulations from the IRS. The Company uses fair values determined with the assistance of an independent third-party appraisal as the basis for determining the ITCs that are passed-through to and claimed by the Fund investors. Since the Company cannot determine how the IRS will evaluate system values used in claiming ITCs, the Company is unable to reliably estimate the maximum potential future payments that it could have to make under this obligation as of each balance sheet date.

Litigation

The Company is subject to certain legal proceedings, claims, investigations and administrative proceedings in the ordinary course of its business. The Company records a provision for a liability when it is both probable that the liability has been incurred and the amount of the liability can be reasonably estimated. These provisions, if any, are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular case. Depending on the nature and timing of any such proceedings that may arise, an unfavorable resolution of a matter could materially affect the Company’s future consolidated results of operations, cash flows, or financial position in a particular period.

In July 2012, the Department of Treasury and the Department of Justice (together, the “Government”) opened a civil investigation into the participation by residential solar developers in the Section 1603 grant program. The Government served subpoenas on several developers, including Sunrun, along with their investors and valuation firms. The Company believes that it is not probable that a loss will be incurred in connection with this investigation and is not able to estimate the ultimate outcome or a range of possible loss at this point.

On January 4, 2013, a consumer rights class action law firm filed a class action complaint against Sunrun in Los Angeles Superior Court. The complaint asserts the claims of one named plaintiff and all others similarly situated, and alleges claims under the California state contractor licensing statute, the California unfair competition statute and the California Consumer Legal Remedies Act. The Company believes that it is not probable that a loss will be incurred in connection with this action and is not able to estimate the ultimate outcome or a range of possible loss at this point. The Company believes that it has meritorious defenses against this action and will continue to vigorously defend it.

On March 11, 2015, an employee rights class action law firm filed a class action complaint against two of the Company’s subsidiaries in San Diego Superior Court.  The complaint asserts the claim of one named plaintiff and others similarly situated under the California wage and hour laws, specifically, that the Company’s subsidiaries: (i) miscalculated and underpaid overtime wages by failing to include certain bonuses in base pay; (ii) failed to provide meal periods; and (iii) required employees to work off the clock without paying them. On April 27, 2015, the employee rights class action law firm filed an amended class action complaint against two of the Company’s subsidiaries in San Diego Superior Court. The Company is currently reviewing the allegations and the amount of any potential liability is not currently estimable.

16.	Net Loss Per Share

The Company calculates net income (loss) per share (EPS) available to common stockholders using the two-class method. The two-class method allocates net income that otherwise would have been available to common shareholders to holders of participating securities. The Company considers all series of our convertible preferred stock to be participating securities due to their non-cumulative dividend rights. As such, net income allocated to these participating securities, which include participating rights in undistributed net income, is first subtracted from net income attributable to common stockholders to determine the amount available to the common stockholders. For the three months ended June 30, 2015, all of the net income attributable to common shareholders was allocated to participating securities because net income was less than the preference dividends to which they were entitled. The participating securities holders do not participate in the Company’s net loss.

Basic net income (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted-average number of common shares outstanding during the period.  Diluted net income (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted-average number of common shares outstanding during the period adjusted to include the effect of potentially dilutive securities. Potentially dilutive securities are excluded from the computation of dilutive EPS in periods in which the effect would be antidilutive.

The computation of the Company’s basic and diluted net loss per share are as follows (in thousands, except share and per share amounts):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2015	2014	2015	2014
Numerator:
Net income (loss) attributable to common stockholders	$7,540	$(17,231)	$(10,455)	$(28,952)
Less: Net income allocated to participating securities	(7,540)	—	—	—
Net income (loss) available to common stockholders	—	(17,231)	(10,455)	(28,952)
Denominator:
Weighted average shares used to compute net loss per share available to common stockholders, basic and diluted	26,215	23,827	25,322	21,437
Basic and diluted	$—	$(0.72)	$(0.41)	$(1.35)

The following shares were excluded from the computation of diluted net loss per share as the impact of including those shares would be anti-dilutive:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2015	2014	2015	2014
Preferred stock	54,841	54,841	54,841	54,841
Outstanding stock options	12,908	10,757	11,837	9,297
Total	67,749	65,598	66,678	64,138

17.	Related Party Transactions

An individual who served as one of the Company’s directors until March 2015 and his spouse have a direct material ownership interest in REC Solar Commercial Corporation (RECC). For the three and six months ended June 30, 2015, the Company recorded $0.1 million and $0.3 million, respectively, in solar energy systems and products sales revenue from sales to RECC and had outstanding receivables of $0.0 million and $0.1 million as of June 30, 2015 and December 31, 2014, respectively.  For the three and six months ended June 30, 2014, the Company recorded $2.4 million and $3.8 million, respectively, in solar energy systems and product sales revenue from sales to RECC.

18.	Subsequent Events

Financing Arrangements

In July 2015, the Company entered into a securitization transaction pursuant to which the Company pooled and transferred qualifying solar energy systems and related lease agreements secured by associated customer contracts (“Solar Assets”) into a special purpose entity (“Issuer”). The Issuer, a wholly-owned indirect subsidiary of Sunrun, issued an aggregate principal amount of $111.0 million of asset-backed notes (“Notes”) secured by and payable solely from the cash flows generated by the Solar Assets. The Notes represent obligations of the Issuer and are not insured or guaranteed by Sunrun or any of its affiliates. The Notes consist of Class A Notes in an aggregate principal amount of $100.0 million, that bear interest at a rate of 4.40% per annum, and Class B Notes, in an aggregate principal amount of $11.0 million, that bears interest at a rate of 5.38% per annum and are subordinated in right of payment to the Class A Notes. The weighted average interest rate for the Notes is 4.50%. Most of the net proceeds from the issuance of the Notes were used to repay a portion of the Company’s lease pass-through financing obligations. The Company entered into certain management and operations and maintenance agreements with the Issuer pursuant to which the Company will provide operations and maintenance and administrative services for the Solar Assets.

Agreement to Issue Common Stock and Warrants

In July 2015, the Company entered into an agreement to issue up to 1,667,683 shares of its common stock (“Additional Shares”) to holders of the Series D convertible preferred stock and Series E convertible preferred stock immediately prior to the closing of the Company’s initial public offering, as consideration for their waiver of anti-dilution adjustments resulting from the issuance of shares in the Company’s initial public offering and for their consent to convert their shares of convertible preferred stock into shares of common stock immediately prior to the closing of the Company’s initial public offering. The Additional Shares were issued to the holders of the Series D and E preferred stock on August 5, 2015, the date on which the Company’s stock began trading on the NASDAQ Stock Market. As additional consideration, the Company also entered into a letter of intent to issue warrants to purchase up to 1,250,764 shares of common stock (“Additional Warrants,” and together with the Additional Shares, the “Additional Securities”) to such holders no later than October 1, 2015. The Additional Warrants shall be exercisable for three years from the date of grant and have an exercise price of $22.50 per share. The Additional Warrants may be exercised on a cashless basis.

Initial Public Offering

On August 10, 2015, the Company closed its initial public offering in which 17,900,000 shares of its common stock were sold at a public offering price of $14.00 per share, resulting in net proceeds to the Company of approximately $220.1 million, after deducting underwriting discounts and commissions and approximately $8.7 million in offering expenses payable by the Company, and excluding the proceeds received by the selling stockholders who sold an aggregate of 417,732 shares of the total 17,900,000 shares sold in the initial public offering. The offering costs are recorded in other assets in the Company’s consolidated balance sheet. In connection with the completion of the Company’s initial public offering, all outstanding shares of preferred stock were converted into the Company’s common stock on one to one basis.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which statements involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:

•	our ability to finance solar energy systems through financing arrangements with fund or other investors;
•	our ability and intent to establish new investment funds;
•	our dependence on the availability of rebates, tax credits and other financial incentives;
•	determinations by the Internal Revenue Service or the U.S. Treasury Department of the fair market value of our solar energy systems;
•	the retail price of utility-generated electricity or electricity from other energy sources;
•	our ability to maintain an adequate rate of revenue growth;
•	our business plan and our ability to effectively manage our growth;
•	our ability to further penetrate existing markets and expand into new markets;
•	our expectations concerning relationships with third parties, including the attraction and retention of qualified channel partners; and
•	the calculation of certain of our key financial metrics.

These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in the section titled “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. Moreover, we operate in a very competitive and rapidly changing environment, and new risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Quarterly Report on Form 10-Q may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

You should not rely upon forward-looking statements as predictions of future events. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee that the future results, levels of activity, performance or events and circumstances reflected in the forward-looking statements will be achieved or occur. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of the forward-looking statements. We undertake no obligation to update publicly any forward-looking statements for any reason after the date of this Quarterly Report on Form 10-Q to conform these statements to actual results or to changes in our expectations, except as required by law.

You should read this Quarterly Report on Form 10-Q and the documents that we reference in this Quarterly Report on Form 10-Q and have filed with the SEC as exhibits to this Quarterly Report on Form 10-Q with the understanding that our actual future results, levels of activity, performance, and events and circumstances may be materially different from what we expect.

Overview

We provide clean, solar energy to homeowners at a significant savings compared to traditional utility energy. We have been selling solar energy to residential customers through a variety of offerings since we were founded in 2007. We, either directly or through one of our solar partners, install a solar energy system on a customer’s home and either sell the system to the homeowner or, as is more often the case, sell the energy generated by the system to the homeowner pursuant to a lease or power purchase agreement (“PPA”) with no or low upfront costs. We refer to these leases and PPAs as “Customer Agreements.” Following installation, a system is interconnected to the local utility grid. The home’s energy usage is provided by the solar energy system, with any additional energy needs provided by the local utility.

Through the use of a bi-directional utility meter, any excess solar energy that is not immediately used by the homeowner is exported to the utility grid, and the homeowner receives a credit for the excess energy from their utility to offset future usage of utility-generated energy.

Until 2014, we provided our solar service offerings primarily through our solar partner channel and relied on our solar partners to originate customers for our solar service offerings and procure and install the solar energy systems on our customers’ homes. In February 2014, we purchased the residential sales and installation business of Mainstream Energy Corporation, as well as its fulfillment business, AEE Solar, and its racking business, SnapNrack. We refer to these businesses collectively as “MEC.” Following the MEC acquisition, we began offering our solar service offerings both directly to the homeowner and through our solar partners, which include sales and installation partners, and strategic partners, which include retail partners. In addition, following the acquisition, we began to sell solar energy systems directly to customers for cash. We also sell solar energy panels and other products to resellers through AEE Solar and SnapNrack. As of June 30, 2015, we offered our solar service offerings to customers in 15 states, plus the District of Columbia, and sold solar energy panels and other products to resellers throughout the United States. The majority of our cumulative systems deployed are in California, however, during the quarter ended June 30, 2015, no individual state comprised a majority of deployments during those three months. The acquisition of MEC provided us with direct-to-consumer installation capabilities in the areas we previously serviced only through our partner channel. We did not expand our solar service offerings to any new state as a result of the acquisition of MEC.

We compete mainly with traditional utilities. In the markets we serve, our strategy is to price the energy we sell below prevailing retail electricity rates. As a result, the price our customers pay to buy energy from us through our solar service offerings varies depending on the state where the customer lives and the local traditional utility that otherwise provides electricity to the customer as well as the prices other solar energy companies charge in that region. Even within the same neighborhood, site-specific characteristics drive meaningful variability in the revenue and cost profiles of each home. Using our proprietary technology, we target homes with advantageous revenue and cost characteristics, which means we are often able to offer pricing that allows customers to save more on their energy bill while maintaining our ability to meet our targeted returns. For example, with the insights provided by our technology, we can offer competitive pricing to customers with homes that have favorable characteristics, such as roofs that allow for easy installation, high electricity consumption, or low shading, effectively passing through the cost savings we are able to achieve on these installations to the homeowner.

Our ability to offer Customer Agreements depends in part on our ability to finance the purchase and installation of the solar energy systems by monetizing the resulting customer cash flows and related investment tax credits (“ITCs”), accelerated tax depreciation and other incentives from governments and local utilities. We monetize these incentives under tax equity investment funds which are generally structured as non-recourse project financings. Since inception, we have established 20 investment funds, which represent financing for an estimated $3.1 billion in value of solar energy systems on a cumulative basis. We intend to establish additional investment funds and may also use debt, equity and other financing strategies to fund our growth.

Recent Developments

Financing Arrangements

On July 9, 2015, we entered into a securitization transaction pursuant to which we pooled and transferred qualifying solar energy systems and related lease agreements secured by associated customer contracts (“Solar Assets”) into a special purpose entity (“Issuer”). The Issuer, a wholly-owned indirect subsidiary of Sunrun, issued an aggregate principal amount of $111 million of asset-backed notes (“Notes”) secured by and payable solely from the cash flows generated by the Solar Assets. The Notes represent obligations of the Issuer and are not insured or guaranteed by Sunrun or any of our affiliates. The Notes consist of Class A Notes, in an aggregate principal amount of $100 million, that bear interest at a rate of 4.40% per annum, and Class B Notes, in an aggregate principal amount of $11 million, that bear interest at a rate of 5.38% per annum and are subordinated in right of payment to the Class A Notes. The weighted average interest rate for the Notes is 4.5%. Most of the net proceeds from the issuance of the Notes were used to repay a portion of our lease pass-through financing obligations. We entered into certain management and operations and maintenance agreements with the Issuer pursuant to which we will provide operations and maintenance and administrative services for the Solar Assets.

Agreement to Issue Common Stock and Warrants

In July 2015, we entered into an agreement to issue up to 1,667,683 shares of our common stock (“Additional Shares”) to holders of our Series D convertible preferred stock and Series E convertible preferred stock immediately prior to the closing of our initial public offering, as consideration for their waiver of anti-dilution adjustments resulting from the issuance of shares in our initial public offering and for their consent to convert their shares of convertible preferred stock into shares of common stock immediately prior to the closing of our initial public offering. The Additional Shares were issued to the holders of the Series D and E preferred stock on August 5, 2015, the date on which our stock began trading on the NASDAQ Stock Market. As additional consideration, we also entered into a letter of intent to issue warrants to purchase up to 1,250,764 shares of common stock (“Additional Warrants,” and together with the Additional Shares, the “Additional Securities”) to such holders no later than October 1, 2015. The Additional Warrants shall be exercisable for three years from the date of grant and have an exercise price of $22.50 per share. The Additional Warrants may be exercised on a cashless basis.

Initial Public Offering

On August 10, 2015, we closed our initial public offering in which 17,900,000 shares of our common stock were sold at a public offering price of $14.00 per share, resulting in net proceeds of approximately $220.1 million, after deducting underwriting discounts and commissions and approximately $8.7 million in offering expenses payable by us, and excluding the proceeds received by the selling stockholders who sold an aggregate of 417,732 shares of the total 17,900,000 shares sold in the initial public offering. The offering costs are recorded in other assets in our consolidated balance sheet. In connection with the completion of our initial public offering, all outstanding shares of preferred stock were converted into shares or our common stock on one to one basis.

Investment Funds

Our customer agreements provide for recurring customer payments, typically over 20 years, and the related solar energy systems are generally eligible for ITCs, accelerated tax depreciation and other government or utility incentives. Our financing strategy is to monetize these benefits at a low weighted-average cost of capital. This low cost of capital enables us to offer attractive pricing to our customers for the energy generated by the solar energy system on their homes. Historically, we have monetized a portion of the value created by our customer agreements and the related solar energy systems through investment funds. These assets are attractive to fund investors due to the long-term, recurring nature of the cash flows generated by our Customer Agreements, the high credit scores of our customers, the fact that energy is a non-discretionary good and our low loss rates. In addition, fund investors can receive attractive after-tax returns from our investment funds due to their ability to utilize ITCs, accelerated depreciation and certain government or utility incentives associated with the funds’ ownership of solar energy systems.

Since inception, we have formed 20 investment funds. Of these 20 funds, 15 are currently active and are described below. We have established different types of investment funds to implement our asset monetization strategy. Depending on the nature of the investment fund, cash may be contributed to the investment fund by the investor upfront or in stages based on milestones associated with the design, construction or interconnection status of the solar energy systems. The cash contributed by the fund investor is used by the investment fund to purchase solar energy systems. The investment funds either own or enter into a master lease with a Sunrun subsidiary for the solar energy systems, Customer Agreements and associated incentives. We receive on-going cash distributions from the investment funds representing a portion of the monthly customer payments received. We use the upfront cash as well as on-going distributions to cover our costs associated with purchasing and installing the solar energy systems. In addition, we also use debt, equity and other financing strategies to fund our operations. The allocation of the economic benefits between us and the fund investor and the corresponding accounting treatment varies depending on the structure of the investment fund.

We currently utilize three legal structures in our investment funds, which we refer to as: (i) lease pass-throughs, (ii) partnership flips and (iii) joint venture (“JV”) inverted leases. We reflect lease pass-through arrangements on our consolidated balance sheet as a lease pass-through financing obligation. We record the investor’s interest in partnership flips or JV inverted leases (which we define collectively as consolidated joint ventures) as noncontrolling interests or redeemable noncontrolling interests. These consolidated joint ventures are usually redeemable at our option and, in certain cases, at the investor’s option. If redemption is at our option or the consolidated joint ventures are not redeemable, we record the investor’s interest as a noncontrolling interest and account for the interest using the hypothetical liquidation at book value (“HLBV”) method. If the investor has the option to put their interest to us, we book the investor’s interest as redeemable noncontrolling interest at the greater of the HLBV and the redemption value. As of June 30, 2015, one JV inverted lease is not redeemable and is accounted for using a pro rata income allocation.

For further information regarding our investment funds, including the associated risks, see “Risk Factors—Our ability to provide our solar service offerings to homeowners on an economically viable basis depends in part on our ability to finance these systems with fund investors who seek particular tax and other benefits” and Note 11 to our consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

Key Operating Metrics

We regularly review a number of metrics, including the following key operating metrics, to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make strategic decisions. Some of our key operating metrics are estimates that are based on our management’s beliefs and assumptions and on information currently available to management. Although we believe that we have a reasonable basis for each of these estimates, we caution you that these estimates are based on a combination of assumptions that may prove to be inaccurate over time. Such inaccuracies could be material to our actual results when compared to our calculations.  Please see the section titled “Risk Factors” in this Quarterly Report on Form 10-Q. Furthermore, other companies may calculate these metrics differently than we do now or in the future, which would reduce their usefulness as a comparative measure.

•	Megawatts Booked represents the aggregate megawatt production capacity of our solar energy systems sold to customers or subject to an executed customer agreement, net of cancellations.
•

Megawatts Deployed represents the aggregate megawatt production capacity of our solar energy systems, whether sold directly to customers or subject to customer agreements, for which we have (i) confirmation that the systems are installed on the roof, subject to final inspection or (ii) in the case of certain system installations by our partners, accrued at least 80% of the expected project cost.

•

Estimated Nominal Contracted Payments Remaining equals the sum of the remaining cash payments that customers are expected to pay over the initial terms of their agreements (not including the value of any renewal or system purchase at the end of the initial agreement term), including estimated uncollected prepayments, for systems contracted as of the measurement date.

•

Estimated Retained Value represents the cash flows (discounted at 6%) we expect to receive pursuant to customer agreements during the initial agreement term, excluding substantially all value from solar renewable energy credits (“SRECs”). It also includes a discounted estimate of the value of the purchase or renewal of the agreement at the end of the initial term.  Estimated retained value excludes estimated distributions to investors in consolidated joint ventures and estimated operating, maintenance and administrative expenses for systems contracted as of the measurement date.  We do not deduct amounts we are obligated to pass through to investors in lease pass-throughs. Estimated retained value under energy contract represents the net cash flows during the initial 20-year term of our customer agreements.  Estimated retained value of purchase or renewal is the forecasted net present value we would receive upon or following the expiration of the initial contract term.

•

Estimated Retained Value Per Watt is calculated by dividing the estimated retained value as of the measurement date by the aggregate nameplate capacity of solar energy systems under customer agreements as of such date.

	For the Three Months
	Ended June 30,
	2015	2014
Megawatts booked (during the period)	61.2	50.8	(1)
Megawatts deployed (during the period)	42.4	35.4	(2)

	As of June 30,
	2015	2014
Cumulative megawatts deployed (end of period)	472.5	322.7

(1) Includes 14.7 MWs associated with purchase of asset portfolio in the second quarter of 2014.

(2) Includes 11.3 MWs associated with purchase of asset portfolio in the second quarter of 2014.

	As of June 30,
	2015	2014
	(in thousands, except per watt values)
Estimated nominal contracted payments remaining	$1,917,267	$1,248,511

Estimated retained value under energy contract	$807,843	$498,055
Estimated retained value of purchase or renewal	415,142	288,944
Estimated retained value	$1,222,985	$786,998

Estimated retained value per watt	$2.39	$2.40

Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting policies and estimates during the three months ended June 30, 2015 from those disclosed in our prospectus dated August 4, 2015, filed with the SEC pursuant to Rule 424 promulgated under the Securities Act of 1933, as amended.

Results of Operations

The results of operations presented below should be reviewed in conjunction with the consolidated financial statements and notes thereto included elsewhere in this quarterly report on Form 10-Q.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Revenue:
Operating leases and incentives	$34,458	$22,987	$56,766	$41,428
Solar energy systems and product sales	38,232	28,952	65,601	40,914
Total revenue	72,690	51,939	122,367	82,342
Operating expenses:
Cost of operating leases and incentives	27,067	17,359	48,444	32,255
Cost of solar energy systems and product sales	34,624	25,333	59,954	35,808
Sales and marketing	33,976	17,173	58,902	29,762
Research and development	2,492	1,999	4,779	3,926
General and administrative	19,677	20,037	39,983	32,687
Amortization of intangible assets	1,051	655	1,593	1,118
Total operating expenses	118,887	82,556	213,655	135,556
Loss from operations	(46,197)	(30,617)	(91,288)	(53,214)
Interest expense, net	8,433	6,662	15,563	12,324
Loss on early extinguishment of debt	431	—	431	—
Other expenses	1,019	1,386	1,318	1,846
Loss before income taxes	(56,080)	(38,665)	(108,600)	(67,384)
Income tax benefit	(6,215)	(5,917)	(6,215)	(10,043)
Net loss	(49,865)	(32,748)	(102,385)	(57,341)
Net income (loss) attributable to noncontrolling interests and redeemable noncontrolling interests	(57,405)	(15,517)	(91,930)	(28,389)
Net loss attributable to common stockholders (1)	$7,540	$(17,231)	$(10,455)	$(28,952)
Less: Net income allocated to participating securities	(7,540)	—	—	—
Net income (loss) available to common stockholders	$—	$(17,231)	$(10,455)	$(28,952)
Net income (loss) per share available to common shareholders—basic and diluted	$—	$(0.72)	$(0.41)	$(1.35)
Weighted average shares used to compute net loss per share available to common stockholders—basic and diluted	26,215	23,827	25,322	21,437

(1)

The Company calculates net income (loss) per share (EPS) available to common stockholders using the two-class method. The two-class method allocates net income that otherwise would have been available to common shareholders to holders of participating securities. The Company considers all series of our convertible preferred stock to be participating securities due to their non-cumulative dividend rights. As such, net income allocated to these participating securities, which include participating rights in undistributed net income, is first subtracted from net income attributable to common stockholders to determine the amount available to the common stockholders.

Comparison of the Three Months Ended June 30, 2015 and 2014

Revenue

	Three Months Ended June 30,		Change
	2015	2014	$	%
	(in thousands)
Operating leases	$22,915	$16,788	$6,127	36%
Incentives	11,543	6,199	5,344	86%
Operating leases and incentives	34,458	22,987	11,471	50%
Solar energy systems	7,028	5,741	1,287	22%
Products	31,204	23,211	7,993	34%
Solar energy systems and product sales	38,232	28,952	9,280	32%
Total revenue	$72,690	$51,939	$20,751	40%

Operating lease revenue increased by $6.1 million related to an increase in solar assets under Customer Contracts being placed in service in the period from June 30, 2014 through June 30, 2015. Revenue from incentives increased $5.3 million due to a $4.7 million increase in ITC revenue, which relates to solar systems in lease pass-through funds being placed in service in the prior year as we recognize revenue from the monetization of ITCs annually over five years on each anniversary of a solar energy system’s permission-to-operate date.

Revenue from solar energy systems sales increased by $1.3 million compared to the prior year period due to higher sales volume. Product sales increased by $8.0 million compared to the prior period due to the CEE acquisition in April 2015, as well as increased volume of other products revenue due to overall growth.

Operating Expenses

	Three Months Ended June 30,		Change
	2015	2014	$	%
	(in thousands)
Cost of operating lease and incentives	$27,067	$17,359	$9,708	56%
Cost of solar energy systems and product sales	34,624	25,333	9,291	37%
Sales and marketing	33,976	17,173	16,803	98%
Research and development	2,492	1,999	493	25%
General and administrative expense	19,677	20,037	(360)	-2%
Amortization of intangible assets	1,051	655	396	60%
Total operating expenses	$118,887	$82,556	$36,331	44%

Cost of Operating Leases and Incentives. The $9.7 million increase in cost of operating leases and incentives was primarily due to the increase in solar energy systems placed in service in the period from June 30, 2014 through June 30, 2015, which resulted in an increase in depreciation and amortization of solar energy system equipment costs and initial direct costs, as well as non-capitalizable costs associated with building and maintaining solar energy systems subject to customer agreements.

Cost of Solar Energy Systems and Product Sales. The $9.3 million increase in cost of solar energy systems and product sales represents an increase in the direct and indirect material and personnel costs of solar energy systems sold directly to customers as well as solar panels, inverters and other solar-related products sold to resellers, including the costs associated with the lead sales.

Sales and Marketing Expense. The $16.8 million increase in sales and marketing expense was attributable to the expansion of our direct-to-consumer channel as well as our continued efforts to grow our business by entering new markets, increasing hiring of sales and marketing personnel and internal lead generation through advertising and other channels.

Research and Development. The $0.5 million increase in research and development expenses primarily resulted from an increase in fees paid to external consultants in connection with ongoing development of our pricing and quoting platforms.

General and Administrative Expense. The $0.4 million decrease in general and administrative expenses primarily resulted from savings in consulting and legal fees.

Amortization of Intangible Assets. The $0.4 million increase in amortization expense resulted from the amortization of intangible assets acquired from the CEE acquisition in April 2015.

Non-Operating Expenses

	Three Months Ended June 30,		Change
	2015	2014	$	%
	(in thousands)
Interest expense, net	$8,433	$6,662	$1,771	27%
Loss on early extinguishment of debt	431	—	431	N/A
Other expenses	1,019	1,386	(367)	-26%
Total interest and other expenses, net	$9,883	$8,048	$1,835	23%

Interest Expense, net. The increase in interest expense, net of $1.8 million was related to an increase in imputed interest on additional lease pass-through obligations entered into in 2014 and additional interest expense related to additional borrowings entered into in late 2014 and in the three months ended June 30, 2015.

Other Expense. The decrease in other expense of $0.4 million primarily represents a smaller loss from our investment in The Alliance for Solar Choice (“TASC”) in 2015.

Income Tax Benefit

	Three Months Ended June 30,		Change
	2015	2014	$	%
	(in thousands)
Income tax benefit	$(6,215)	$(5,917)	$(298)	5%

The tax benefit at the statutory rate of 34.0% for the three months ended June 30, 2015 was reduced by the allocation of the losses to noncontrolling interests and redeemable noncontrolling interests of 34.8%, and increased by the tax impact of intercompany transactions of 11.1% and other miscellaneous items of 0.8%.  The tax benefit at the statutory rate of 34.0% for the three months ended June 30, 2014 was reduced by the allocation of losses to noncontrolling interest and redeemable noncontrolling interests of 13.6% and the tax impact of intercompany transactions of 6.8%, and increased by other miscellaneous items of 1.7%.

Net Loss Attributable to Noncontrolling Interests and Redeemable Noncontrolling Interests

	Three Months Ended June 30,		Change
	2015	2014	$	%
	(in thousands)
Net loss attributable to noncontrolling interests and redeemable noncontrolling interests	$(57,405)	$(15,517)	$(41,888)	270%

The increase in net loss attributable to noncontrolling interests and redeemable noncontrolling interests was primarily a result of the addition of three investment funds since June 30, 2014, as well as the HLBV method used in determining the amount of net loss attributable to noncontrolling interests and redeemable noncontrolling interests, which generally allocates more loss to the noncontrolling interest in the first several years after fund formation.

Comparison of the Six Months Ended June 30, 2015 and 2014

Revenue

	Six Months Ended June 30,		Change
	2015	2014	$	%
	(in thousands)
Operating leases	$40,047	$29,417	$10,630	36%
Incentives	16,719	12,011	4,708	39%
Operating leases and incentives	56,766	41,428	15,338	37%
Solar energy systems	12,834	8,093	4,741	59%
Products	52,767	32,821	19,946	61%
Solar energy systems and product sales	65,601	40,914	24,687	60%
Total revenue	$122,367	$82,342	$40,025	49%

Revenue from operating leases increased by $10.6 million related to an increase in solar assets under Customer Contracts being placed in service in the period from June 30, 2014 through June 30, 2015. Revenue from incentives increased $4.7 million due to an increase in ITC revenue, which relates to solar systems in the lease pass-through funds being placed in service in the prior year as we recognize revenue from the monetization of ITCs annually over five years on each anniversary of a solar energy system’s permission-to-operate date.

The $24.7 million increase in revenue from solar energy systems and product sales was a result of an increase in products and systems sales due to overall growth and the CEE acquisition.

Operating Expenses

	Six Months Ended June 30,		Change
	2015	2014	$	%
	(in thousands)
Cost of operating lease and incentives	$48,444	$32,255	$16,189	50%
Cost of solar energy systems and product sales	59,954	35,808	24,146	67%
Sales and marketing	58,902	29,762	29,140	98%
Research and development	4,779	3,926	853	22%
General and administrative expense	39,983	32,687	7,296	22%
Amortization of intangible assets	1,593	1,118	475	42%
Total operating expenses	$213,655	$135,556	$78,099	58%

Cost of Operating Leases and Incentives. The $16.2 million increase in cost of operating leases and incentives was primarily due to the increase in solar energy systems placed in service in the period from June 30, 2014 through June 30, 2015, which resulted in an increase in depreciation and amortization of solar energy system equipment costs and initial direct costs, as well as non-capitalizable costs associated with building and maintaining solar energy systems subject to customer agreements.

Cost of Solar Energy Systems and Product Sales. The $24.1 million increase in cost of solar energy systems and product sales represents the increase in the direct and indirect material and personnel costs of solar energy systems sold directly to customers as well as solar panels, inverters and other solar-related products sold to resellers including the costs associated with the lead sales.

Sales and Marketing Expense. The $29.1 million increase in sales and marketing expense was attributable to the expansion of our direct-to-consumer channel as well as our continued efforts to grow our business by entering new markets, increasing hiring of sales and marketing personnel and internal lead generation through advertising and other channels.

Research and Development. The $0.9 million increase in research and development expenses primarily resulted from an increase in fees paid to external consultants in connection with ongoing development of our pricing and quoting platforms.

General and Administrative Expense. The $7.2 million increase in general and administrative expenses primarily resulted from increased personnel costs, as well as an increase in allocated overhead for facilities and information technology due to overall growth. These costs were partially offset by decreases in consulting, professional services and legal fees.

Amortization of Intangible Assets. The $0.5 million increase in amortization expenses primarily resulted from the amortization of intangible assets acquired from the CEE acquisition in April 2015.

Non-Operating Expenses

	Six Months Ended June 30,		Change
	2015	2014	$	%
	(in thousands)
Interest expense, net	$15,563	$12,324	$3,239	26%
Loss on early extinguishment of debt	431	—	431	N/A
Other expenses	1,318	1,846	(528)	-29%
Total interest and other expenses, net	$17,312	$14,170	$3,142	22%

Interest Expense, net. The increase in interest expense, net of $3.2 million was related to an increase in imputed interest on additional lease pass-through obligations entered into in 2014 and additional interest expense related to additional borrowings entered into in late 2014 and in the six months ended June 30, 2015.

Other Expense. The decrease in other expense of $0.5 million primarily represents a smaller loss from our investment in TASC in 2015.

Income Tax Benefit

	Six Months Ended June 30,		Change
	2015	2014	$	%
	(in thousands)
Income tax benefit	$(6,215)	$(10,043)	$3,828	-38%

The tax benefit at the statutory rate of 34.0% for the six months ended June 30, 2015 was reduced by the allocation of the losses to noncontrolling interests and redeemable noncontrolling interests of 28.8% and other miscellaneous items of 1.3%, and increased by the tax impact of intercompany transactions of 1.8%. The tax benefit at the statutory rate of 34.0% for the six months ended 2014 was reduced by the allocation of losses to noncontrolling interest and redeemable noncontrolling interests of 14.3%, the tax impact of intercompany transactions of 4.1% and other miscellaneous items of 0.7%.

Net Loss Attributable to Noncontrolling Interests and Redeemable Noncontrolling Interests

	Six Months Ended June 30,		Six Months Change
	2015	2014	$	%
	(in thousands)
Net loss attributable to noncontrolling interests and redeemable noncontrolling interests	$(91,930)	$(28,389)	$(63,541)	224%

The increase in net loss attributable to noncontrolling interests and redeemable noncontrolling interests was primarily a result of the addition of three investment funds since June 30, 2014, as well as the HLBV method used in determining the amount of net loss attributable to noncontrolling interests and redeemable noncontrolling interests, which generally allocates more loss to the noncontrolling interest in the first several years after fund formation.

Liquidity and Capital Resources

As of June 30, 2015, we had cash and cash equivalents of $116.6 million, which consisted principally of cash held in checking and money market accounts with financial institutions. We finance our operations mainly through a variety of financing fund arrangements that we have formed with fund investors, sales of preferred and common stock, borrowings, cash generated from our operations and more recently, issuance of solar asset-backed notes in July 2015.  Our principal uses of cash are funding our business, including the costs of acquisition and installation of solar energy systems, satisfaction of our obligations under our debt instruments and other working capital requirements. Our business model requires substantial outside financing arrangements to grow the business and facilitate the deployment of additional solar energy systems. The solar energy systems that are operational are expected to generate a positive return rate over the Customer Agreement, typically 20 years. However, in order to grow, we are dependent on financing from outside parties. If financing is not available to us on acceptable terms if and when needed, we may be required to reduce planned spending, which could have a material adverse effect on our operations. While there can be no assurances, we anticipate raising additional required capital from new and existing investors. We believe our cash and cash equivalents, investment fund commitments and available borrowings as further described below will be sufficient to meet our anticipated cash needs for at least the next 12 months.  The following table summarizes our cash flows for the periods indicated:

	Six Months Ended
	June 30,
	2015	2014
	(in thousands)
	(unaudited)	(unaudited)
Consolidated cash flow data:
Net cash provided by (used in) operating activities	$(44,602)	$10,059
Net cash used in investing activities	(277,069)	(218,837)
Net cash provided by financing activities	286,127	312,981
	$(35,544)	$104,203

Operating Activities

For the six months ended June 30, 2015, we used $44.6 million in net cash in operating activities. The primary driver of our operating cash inflow consists of payments received from customers.  During the six months ended June 30, 2015, we had an increase in deferred revenue of approximately $20.3 million relating to upfront lease payments received from customers and solar energy system incentive rebate payments received from various state and local utilities.  This increase was offset by our operating cash outflows of $67.1 million from our net loss excluding non-cash and non-operating items.  Net changes in working capital resulted in an inflow of cash of $2.2 million.

For the six months ended June 30, 2014, we generated $10.1 million in net cash from operations. We had an increase in deferred revenue of approximately $40.3 million, which was offset by our operating cash outflows of $40.2 million from our net loss excluding non-cash and non-operating items. Net changes in working capital resulted in an inflow of cash of $9.9 million.

Investing Activities

For the six months ended June 30, 2015 and 2014, we used $277.1 million and $218.8 million in cash in investing activities, respectively.  Of this amount, we used $257.8 million and $178.7 million to acquire and install solar energy systems and components under our long-term Customer Agreements in 2015 and 2014, respectively.  We used $14.6 million for the CEE acquisition in 2015 and $36.4 million for the MEC acquisition and acquisition of the backlog purchased in connection with a new installer partner relationship in 2014.  We used $4.6 million and $3.7 million for the acquisition of vehicle, office equipment, leasehold improvements and furniture in 2015 and 2014, respectively.

Financing Activities

For the six months ended June 30, 2015 and 2014, we generated $286.1 million and $313.0 million in cash from financing activities, respectively.  The primary source of our financing comes from fund investors who make upfront contributions that enable the purchase of solar energy systems as well as issuance of debt and equity instruments.  We received $194.0 million and $157.5 million in net proceeds from fund investors in 2015 and 2014, respectively.  We also received $150.4 million and $13.3 million in net proceeds from debt issuances in 2015 and 2014, respectively.  In 2014, we also received $143.4 million in net proceeds from issuance of our preferred stock.  We did not issue any preferred stock in 2015. Restricted cash increased by $4.6 million and $0.1 million in 2015 and 2014, respectively.  We also received $5.1 million and $0.1 million from state grants and $2.4 million and $1.1 million from the exercise of employee stock options in 2015 and 2014, respectively.  We made repayments of $55.0 million and $2.0 million on debt and $1.5 million and $0.5 million on capital lease obligations in 2015 and 2014, respectively.

Debt, Equity, and Financing Fund Commitments

Debt Instruments

For a discussion of the terms and conditions of debt instruments and changes thereof in the period, refer to Note 8, Debt, to our consolidated financial statements included elsewhere in this quarterly report on Form 10-Q.

Equity Instruments

Issuance of Convertible Preferred Stock. On March 27, 2014, we sold 7,626,135 shares and 1,445,709 shares of Series E preferred stock to unrelated parties (new investors) and related parties (existing investors), respectively. On May 15, 2014, we sold 1,120,427 shares and 686,713 shares of Series E preferred stock to unrelated parties and related parties, respectively. We sold an aggregate of 10,878,984 shares of Series E convertible preferred stock. The shares of Series E convertible preferred stock were sold for $13.83 per share for aggregate net proceeds of $143.4 million. These preferred stock were converted to common stock on a one to one basis upon completion of our initial public offering.

Investment Fund Commitments

As of June 30, 2015, we had undrawn committed capital of approximately $111.7 million which may only be used to purchase and install solar energy systems. We intend to establish new investment funds in 2015, and we may also use debt, equity or other financing strategies to finance our business.

Contractual Obligations and Other Commitments

During the six months ended June 30, 2015, there were no significant changes to our estimates of future payments under our fixed contractual obligations and commitments other than the $205.0 million new working capital facility with a syndicate of banks that we entered into in April 2015 as described in Debt, Equity, and Financing Fund Commitments within the Management’s Discussion and Analysis of Financial Condition and Results of Operations above. In addition, we also signed an agreement to purchase 50 Megawatt inverters to be delivered between July 2015 through March 2016 for a total of $14 million – $20 million and an agreement to purchase 50 Megawatt solar energy modules through December 2016 for a total of $32 million.

On April 1, 2015, we paid off the unpaid balance of $49.7 million under the credit facility agreements, which included accrued interest and other fees, and terminated the facility. In April 2015, we paid $3.5 million to repay the remaining outstanding balance of the non-bank term loan and incurred a loss on extinguishment charge of $0.4 million, which is recorded in non-operating loss from ordinary operations on our statement of operations.

Off-Balance Sheet Arrangements

We include in our consolidated financial statements all assets and liabilities and results of operations of investment fund arrangements that we have entered into. We do not have any off-balance sheet arrangements.

Recent Accounting Pronouncements

See Note 2, Summary of Significant Accounting Policies, to our consolidated financial statement included elsewhere in this Quarterly Report on Form 10-Q

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain market risks in the ordinary course of our business. Our primary exposure includes changes in interest rates because certain borrowings bear interest at floating rates based on LIBOR plus a specified margin. We sometimes manage our interest rate exposure on floating-rate debt by entering into derivative instruments to hedge all or a portion of our interest rate exposure in certain debt facilities. We do not enter into any derivative instruments for trading or speculative purposes. Changes in economic conditions could result in higher interest rates, thereby increasing our interest expense and operating expenses and reducing funds available for capital investments, operations and other purposes. A hypothetical 10% increase in our interest rates on our variable rate debt facilities would have increased our interest expense by $0.3 million and $0.4 million for the six months ended June 30, 2015 and June 30, 2014, respectively.

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as a result of material weakness in our internal control over financial reporting as previously disclosed in our prospectus dated August 4, 2015, filed with the SEC pursuant to Rule 424 promulgated under the Securities Act of 1933, as amended, our disclosure controls and procedures were not effective as of June 30, 2015.

Previously Reported Material Weakness

In connection with the preparation, audits and interim reviews of our consolidated financial statements, we identified a material weakness in internal control over financial reporting. Under standards established by the Public Company Accounting Oversight Board of the United States, a material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Specifically, we identified material errors related to the accounting for our deferred tax liabilities, prepaid tax assets and related amortization as it related to income taxes incurred on intercompany transactions.  The foregoing resulted in the restatement of our prior financial statements.  In addition, subsequent to the three months ended March 31, 2015, we also identified and corrected an immaterial error related to the accounting for taxes on intercompany transactions.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitation on the Effectiveness of Internal Control

The effectiveness of any system of internal control over financial reporting, including ours, is subject to inherent limitations, including the exercise of judgment in designing, implementing, operating, and evaluating the controls and procedures, and the inability to eliminate misconduct completely. Accordingly, any system of internal control over financial reporting, including ours, no matter how well designed and operated, can only provide reasonable, not absolute assurances. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. We intend to continue to monitor and upgrade our internal controls as necessary or appropriate for our business, but cannot assure you that such improvements will be sufficient to provide us with effective internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

In July 2012, the Department of Treasury and the Department of Justice (together, the “Government”) opened a civil investigation into the participation by residential solar developers in the Section 1603 grant program. The Government served subpoenas on several developers, including us, along with their investors and valuation firms, with requests for information related to the cash grant applications made by the developers. The focus of the investigation is the claimed fair market value of the solar systems the developers submitted to the Government in their grant applications. We have cooperated fully with the Government and plan to continue to do so. No claims have been brought against us.

In addition, we are a party to litigation and subject to claims in the ordinary course of business. Although the results of litigation and claims cannot be predicted with certainty, we currently believe that the final outcome of litigation and claims will not have a material adverse effect on our business. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

Item 1A. RISK FACTORS

Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Quarterly Report on Form 10-Q, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes, before making a decision to invest in our common stock. The risks and uncertainties described below may not be the only ones we face. If any of the risks actually occur, our business, financial condition, results of operations, cash flows and prospects could be materially and adversely affected. In that event, the market price of our common stock could decline, and you could lose part or all of your investment.

Risks Related to Our Business and Our Industry

We need to raise capital to finance the continued growth of our residential solar service business. If capital is not available to us on acceptable terms, as and when needed, our business and prospects would be materially and adversely impacted.

Our future success depends on our ability to raise capital from third parties to grow our business. To date, we have funded our business principally through low-cost tax equity investment funds. If we are unable to establish new investment funds when needed, or upon desirable terms, the growth of our solar service business would be impaired.

The contract terms in certain of our existing investment fund documents contain various conditions with respect to our ability to draw on financing commitments from the fund investors, including conditions that restrict our ability to draw on such commitments if an event occurs that could reasonably be expected to have a material adverse effect on the fund or, in some instances, us. If we were not able to satisfy such conditions due to events related to our business, a specific investment fund, developments in our industry, including tax or regulatory changes, or otherwise, and as a result, we were unable to draw on existing funding commitments, we could experience a material adverse effect on our business, liquidity, financial condition, results of operations and prospects. If any of the investors that currently invest in our investment funds were to decide not to invest in future investment funds to finance our solar service offerings due to general market conditions, concerns about our business or prospects or any other reason, or materially change the terms under which they were willing to provide future financing, we would need to identify new investors to invest in our investment funds and our cost of capital may increase.

There can be no assurance that we will be able to continue to successfully access capital in a manner that supports the growth of our business. Certain sources of capital may not be available in the future, and competition for any available funding may increase. We cannot be sure that we will be able to maintain necessary levels of funding without incurring high funding costs, unfavorable changes in the terms of funding instruments or the liquidation of certain assets. If we are unable to continue to offer a competitive investment profile, we may lose access to these funds or they may only be available on less favorable terms than those provided to our competitors or currently provided to us. If we are to be unable to arrange new or alternative methods of financing on favorable terms, our business, financial condition, results of operations and prospects could be materially and adversely affected.

The solar energy industry is an emerging market that is constantly evolving and may not develop to the size or at the rate we expect.

The solar energy industry is an emerging and constantly evolving market opportunity. We believe the solar energy industry will take several years to fully develop and mature, and we cannot be certain that the market will grow at the rate we expect. Any future growth of the solar energy market and the success of our solar service offerings depend on many factors beyond our control, including recognition and acceptance of the solar service market by consumers, the pricing of alternative sources of energy and our ability to provide our solar service offerings cost effectively. If the markets for solar energy do not develop at the rate we expect, our business may be adversely affected. Solar energy has yet to achieve broad market acceptance and depends in part on continued support in the form of rebates, tax credits and other incentives from federal, state and local governments. If this support diminishes, our ability to obtain external financing on acceptable terms, or at all, could be materially adversely affected. Such funding limitations could lead to inadequate financing support for the anticipated growth in our business. Furthermore, growth in residential solar energy depends in part on macroeconomic conditions, retail prices of electricity and homeowner preferences, each of which can change quickly. Declining macroeconomic conditions, including in the job markets and residential real estate markets, could contribute to instability and uncertainty among homeowners and impact their financial wherewithal, credit scores or interest in entering into long-term contracts, even if such contracts would generate immediate and long-term savings.

Market prices of retail electricity generated by utilities or other energy sources could decline for a variety of reasons, as discussed further below. Any such declines in macroeconomic conditions or changes in homeowner preferences would adversely impact our business.

Our ability to provide our solar service offerings to homeowners on an economically viable basis depends in part on our ability to finance these systems with fund investors who seek particular tax and other benefits.

Our solar service offerings have been eligible for federal investment tax credits (“ITCs”), U.S. Treasury grants and other tax benefits. We have relied on, and will continue to rely on, tax equity investment funds, which are financing structures that monetize a substantial portion of those benefits, in order to finance our solar service offerings. If, for any reason, we were unable to continue to monetize those benefits through these arrangements, we may be unable to provide and maintain our solar service offerings for homeowners on an economically viable basis.

The availability of this tax-advantaged financing depends upon many factors, including:

•

our ability to compete with other solar energy companies for the limited number of potential fund investors, each of which has limited funds and limited appetite for the tax benefits associated with these financings;

•	the state of financial and credit markets;
•	changes in the legal or tax risks associated with these financings; and
•	non-renewal of these incentives or decreases in the associated benefits.

The federal government currently offers a 30% ITC (the “Commercial ITC”) under Section 48(a) of the Internal Revenue Code of 1986, as amended (the “Code”), for the installation of certain solar power facilities prior to December 31, 2016, for taxpayers using solar property in a trade or business. This Commercial ITC will be, pursuant to current law, reduced from approximately 30% of the fair market value of the solar energy systems to approximately 10% for solar energy systems placed in service after December 31, 2016. The Commercial ITC reductions will reduce the amount we can monetize pursuant to investment fund structures. Moreover, potential investors must remain satisfied that the funding structures that we offer will make the tax benefits associated with solar energy systems available to these investors, which depends both on the investors’ assessment of the tax law and the absence of any unfavorable interpretations of that law. Adverse changes in existing law or interpretations of existing law by the Internal Revenue Service (the “IRS”) and the courts could reduce the willingness of investors to invest in funds associated with these solar energy systems.

Accordingly, we cannot assure you that this type of financing will continue to be available to us. New investment fund structures or other financing mechanisms may also become available, and if we are unable to take advantage of these fund structures and financing mechanisms, we may be at a competitive disadvantage. If, for any reason, we were unable to finance our solar service offerings through tax-advantaged structures or if we were unable to realize or monetize Commercial ITCs or other tax benefits, we may no longer be able to provide our solar service offerings to new homeowners on an economically viable basis, which would have a material adverse effect on our business, financial condition and results of operations.

We have historically benefited from declining costs in our industry, and our business and financial results may be harmed as a result of increases in costs associated with our solar service offerings. If we do not reduce our cost structure in the future, our ability to become profitable may be impaired.

Declining costs related to raw materials, manufacturing and the sale and installation of our solar service offerings has been a key driver in the pricing of our solar service offerings and, more broadly, homeowner adoption of solar energy. While historically the prices of solar panels and raw materials have declined, the cost of solar panels and raw materials could increase in the future due a variety of factors, including trade barriers, export regulations, regulatory or contractual limitations, industry market requirements and changes in technology and industry standards. Any such increases could slow our growth and cause our financial results and operational metrics to suffer. For example, in the past, we and our solar partners purchased a significant portion of the solar panels used in our solar service offerings from manufacturers based in China or such panels have contained components from China. The U.S. government has imposed antidumping and countervailing duties on solar cells manufactured in China. In addition, we may face other increases in our operating expense, including increases in wages or other labor costs, as well as marketing, sales or branding related costs. In addition, we invested heavily in building our direct-to-consumer capabilities in 2014 after our acquisition of MEC. These investments included significantly increasing our installation capacity through the opening of new branches, increasing our hiring in construction and in associated management personnel, and increasing brand and sales and marketing expenses.

We may continue to make significant investments to drive growth in the future. Increases in any of these costs could adversely affect our results of operations and financial condition and harm our business and prospects. If we are unable to reduce our cost structure in the future, we may not be able to achieve profitability, which could have a material adverse effect on our business and prospects.

Electric utility statutes and regulations and changes to statutes or regulations may present technical, regulatory and economic barriers to the purchase and use of our solar service offerings that may significantly reduce demand for such offerings.

Federal, state, and local government statutes and regulations concerning electricity heavily influence the market for our solar service offerings. These statutes and regulations relate to electricity pricing, net metering, incentives, taxation, competition with utilities, and the interconnection of homeowner-owned and third party-owned solar energy systems to the electrical grid. These statutes and regulations are constantly evolving. Governments, often acting through state utility or public service commissions, change and adopt different rates for residential customers on a regular basis and these changes can have a negative impact on our ability to deliver savings to homeowners.

Utilities, their trade associations, and fossil fuel interests in the country, each of which has significantly greater economic and political resources than the residential solar industry, are currently challenging solar-related policies to reduce the competitiveness of residential solar energy. Any adverse changes in solar-related policies could have a negative impact on our business and prospects.

We face competition from traditional energy companies as well as solar energy companies.

The solar energy industry is highly competitive and continually evolving as participants strive to distinguish themselves within their markets and compete with large utilities. We believe that our primary competitors are the established utilities that supply energy to homeowners by traditional means. We compete with these utilities primarily based on price, predictability of price, and the ease by which homeowners can switch to electricity generated by our solar service offerings. If we cannot offer compelling value to homeowners based on these factors, then our business and revenues will not grow. Utilities generally have substantially greater financial, technical, operational and other resources than we do. As a result of their greater size, these competitors may be able to devote more resources to the research, development, promotion and sale of their products or respond more quickly to evolving industry standards and changes in market conditions than we can. Furthermore, these competitors are able to devote substantially more resources and funding to regulatory and lobbying efforts.

Utilities could also offer other value-added products or services that could help them compete with us even if the cost of electricity they offer is higher than ours. In addition, a majority of utilities’ sources of electricity are nonsolar, which may allow utilities to sell electricity more cheaply than us. In addition, regulated utilities are increasingly seeking approval to ‘rate-base’ their own residential solar businesses. Rate-basing means that utilities would receive guaranteed rates of return for their solar businesses. This is already commonplace for utility scale solar projects and commercial solar projects. While few utilities to date have received regulatory permission to rate base residential solar, our competitiveness would be significantly harmed should more utilities receive such permission because we do not receive guaranteed profits for our solar service offerings.

We also face competition from other residential solar service providers. Some of these competitors have a higher degree of brand name recognition, differing business and pricing strategies, and greater capital resources than we have and have extensive knowledge of our target markets. If we are unable to establish or maintain a consumer brand that resonates with homeowners, or competes with the pricing offered by our competitors, our sales and market share position may be adversely affected as our growth is dependent on originating new homeowners. We may also face competitive pressure from companies who offer lower priced consumer offerings than us.

We also compete with companies that are not regulated like traditional utilities but that have access to the traditional utility electricity transmission and distribution infrastructure. These energy service companies are able to offer homeowners electricity supply-only solutions that are competitive with our solar service offerings on both price and usage of solar energy technology while avoiding the long-term agreements and physical installations that our current fund-financed business model requires. This may limit our ability to attract homeowners, particularly those who wish to avoid long-term contracts or have an aesthetic or other objection to putting solar panels on their roofs.

We also face competition from purely finance-driven nonintegrated competitors that subcontract out the installation of solar energy systems, from installation businesses (including solar partners) that seek financing from external parties, from large construction companies and from electrical and roofing companies. In addition, local installers that might otherwise be viewed as potential solar partners may gain market share by being able to be first providers in new local markets. Some of these competitors may provide energy at lower costs than we do.

As the solar industry grows and evolves, we will also face new competitors who are not currently in the market, as well as existing and new competitors, including those resulting from the consolidation of existing smaller competitors, that achieve significant developments in alternative technologies or new products such as storage solutions, loan products or other programs related to third-party ownership. Our failure to adapt to changing market conditions, to compete successfully with existing or new competitors and to adopt new or enhanced technologies could limit our growth and have a material adverse effect on our business and prospects.

Regulations and policies related to rate design could deter potential homeowners from purchasing our solar service offerings, reduce the value of the electricity we produce, and reduce the savings that our homeowners could realize from our solar service offerings.

All states regulate investor-owned utility retail electricity pricing. In addition, there are numerous publicly owned utilities and electric cooperatives that establish their own retail electricity pricing through some form of regulation or internal process. These regulations and policies could deter potential homeowners from purchasing our solar service offerings. For example, utilities are seeking rate design changes to “de-couple” rates. This form of “de-coupling” means changing rates to charge lower volume-based rates, or the rates charged for kilowatt hour of electricity purchased by a residential customer, and higher unavoidable fixed charges that a homeowner is subject to when they purchase solar energy from third parties. This form of rate design would adversely impact our business by reducing the value of the electricity our solar energy systems produce and reducing the savings homeowners receive by purchasing our solar service offerings. In addition to changes in general rates charged to all residential customers, utilities are increasingly seeking solar-specific charges (which may be fixed charges, capacity-based charges, or other rate changes). Any of these changes could materially reduce the demand for our products and could limit the number of markets in which our products are competitive with electricity provided by the utilities.

We rely on net metering and related policies to offer competitive pricing to homeowners in all of our current markets, and changes to net metering policies may significantly reduce demand for electricity from our solar service offerings.

As of June 30, 2015, a substantial majority of states have adopted net metering policies, including each of the states where we currently serve homeowners. Net metering policies provide homeowners with a one-for-one full retail credit within a monthly billing period for electricity that the solar energy system exports to the electric grid. At the end of the monthly billing period, if the homeowner has generated excess electricity within that month, the homeowner typically carries forward a credit for any excess electricity to be offset against future utility purchases. While the value of credits carried forward from month to month varies from state to state, all intra-month credits are at the full retail rate. At the end of an annual billing period or calendar year, utilities either continue to carry forward a credit, or reconcile the homeowner’s final annual or calendar year bill using different rates (including zero credit) for the exported electricity.

Utilities, their trade associations, and fossil fuel interests in the country are currently challenging net metering policies, and seeking to either eliminate it, cap it, or impose charges on homeowners that have adopted net metering. Some states, including California, currently set limits on the total percentage of a utility’s customers that can adopt net metering. Maryland, Nevada and New York also have metering caps and other states we serve now or in the future may adopt metering caps. If the net metering caps in California or other jurisdictions are reached without an expansion of net metering policies, homeowners in the future will be unable to recognize the cost savings associated with net metering they currently enjoy. If changes to net metering policies occur without grandfathering to existing homeowners, those existing homeowners could be negatively impacted which could create a default risk from those homeowners. Our ability to sell our solar service offerings may be adversely impacted by the failure to expand existing limits to net metering. The failure to adopt a net metering policy where it currently is not in place would pose a barrier to entry in those states. Additionally, the imposition of charges that only or disproportionately impact homeowners that utilize net metering would adversely impact our business.

Our business currently depends on the availability of utility rebates, tax credits and other financial incentives in addition to other tax benefits. The expiration, elimination or reduction of these rebates and incentives could adversely impact our business.

U.S. federal, state and local governmental bodies provide incentives to owners, distributors, installers and manufacturers of solar energy systems to promote solar energy. These incentives include ITCs, as discussed above, as well as other tax credits, rebates and other financial incentives, such as system performance payments and payments for solar renewable energy credits (“SRECs”) associated with solar energy generation. We rely on these incentives to lower our cost of capital and to incent investors to invest in our funds, all of which enables us to lower the price we charge homeowners for our solar service offerings. However, these incentives may expire on a particular date (as discussed above with respect to ITCs), end when the allocated funding is exhausted, or be reduced or terminated without notice. The financial value of certain incentives may also decrease over time. For example, the values of SRECs are volatile and could decrease over time as the supply of SREC-producing solar energy systems installed in a particular market increases. We monetize SRECs through forward sales. If we are unable to deliver these contracted SRECs, we may be required to make up the shortfall of SRECs through purchases on the open market or make payments of liquidated damages.

Our business model also relies on multiple tax exemptions offered at the state and local levels. For example, solar energy systems are generally not considered in determining values for calculation of local and state real and personal property taxes as a result of applicable property tax exemptions. If solar energy systems were not excluded, the property taxes payable by homeowners would be higher, which could offset any potential savings our solar service offerings could offer. For example, in the state of Arizona, the Arizona Department of Revenue has determined that a personal property tax exemption on solar panels does not apply to solar panels that are leased (as opposed to owned), such that leased panels in Arizona may ultimately subject the homeowner to an increase in personal property taxes and this increased personal property tax could reduce or eliminate entirely the savings that these solar panels would otherwise provide to the homeowner. Although we are involved in ongoing litigation challenging the Arizona personal property tax determination, there can be no assurances that this litigation will be resolved in a manner that is favorable to us or other solar companies. If this litigation is not resolved in a manner that is favorable to us and other solar companies, and we pass the tax cost on to our customers, it will adversely impact our ability to attract new customers in Arizona, and the savings that our current Arizona customers realize will be reduced by the additional tax imposed, which will make our solar service offerings less attractive to those customers and could increase the risk of default from those customers. In addition, we rely on certain state and local tax exemptions that apply to the sale of equipment, sale of power, or both. These state and local sales tax exemptions can be changed by the state legislature and other regulators, and such a change could adversely impact our business.

We are not currently regulated as a utility under applicable laws, but we may be subject to regulation as a utility in the future or become subject to new federal and state regulations for any additional solar service offerings we may introduce in the future.

Federal, state, and municipal laws do not currently regulate us as a utility. As a result, we are not subject to the various regulatory requirements applicable to U.S. utilities. However, any federal, state, local or otherwise applicable regulations could place significant restrictions on our ability to operate our business and execute our business plan by prohibiting or otherwise restricting our sale of electricity. These regulatory requirements could include restricting our sale of electricity, as well as regulating the price of our solar service offerings. If we were subject to the same regulatory authorities as utilities in the United States or if new regulatory bodies were established to oversee our business, then our operating costs could materially increase.

Our business depends in part on the regulatory treatment of third-party owned solar energy systems.

Our customer agreements are third-party ownership arrangements. Sales of electricity by third parties face regulatory challenges in some states and jurisdictions. These challenges pertain to issues such as whether third party-owned systems qualify for the same levels of rebates or other non-tax incentives available for homeowner-owned solar energy systems, whether third-party-owned systems are eligible at all for these incentives, and whether third-party-owned systems are eligible for net metering and the associated significant cost savings. Reductions in, or eliminations of, the current treatment of third-party arrangements could reduce demand for our solar service offerings, adversely impact our access to capital and cause us to increase the price we charge homeowners for energy.

Interconnection limits or circuit-level caps imposed by regulators may significantly reduce our ability to sell electricity from our solar service offerings in certain markets or slow interconnections, harming our growth rate and customer satisfaction scores.

Interconnection rules establish the circumstances in which rooftop solar will be connected to the electricity grid. Interconnection limits or circuit-level caps imposed by regulators may curb our growth in key markets. Utilities throughout the country have different rules and regulations regarding interconnection and some utilities cap or limit the amount of solar energy that can be interconnected to the grid. Our systems do not provide power to homeowners until they are interconnected to the grid. The vast majority of our current homeowners are connected to the grid, and we expect homeowners to continue to be connected to the grid in the future.

Interconnection regulations are based on claims from utilities regarding the amount of solar electricity that can be connected to the grid without causing grid reliability issues or requiring significant grid upgrades. These interconnection limits or circuit-level caps have slowed the pace of our installations in Hawaii and could slow our installations in other markets, harming our growth rate and customer satisfaction scores.

We may be required to make payments or contribute assets to our investors upon the occurrence of certain events, including one-time reset or true-up payments or upon the exercise of a redemption option by one of our investors.

Our fund investors typically advance capital to us based on estimates. The models we use to calculate prepayments in connection with certain of our investment funds will be updated for each investment fund at a fixed date occurring after placement in service of all solar energy systems or an agreed upon date (typically within the first year of the applicable term) to reflect certain specified conditions as they exist at such date including the ultimate system size of the equipment that was leased, how much it cost, and when it went into service. As a result of this true up, applicable payments are resized, and we may be obligated to refund the investor’s prepayments or to contribute additional assets to the investment fund. Further, our estimated retained value may be reduced. In addition, certain of our fund investors have the right to require us to purchase their interests in the investment funds after a set period of time, generally at a price equal to the greater of a set purchase price or fair market value of the interests at the time of the repurchase. Any significant refunds, capital contributions or purchases that we may be required to make could adversely affect our liquidity or financial condition.

A material drop in the retail price of utility-generated electricity or electricity from other sources would harm our business, financial condition and results of operations.

We believe that a homeowner’s decision to buy solar energy from us is primarily driven by a desire to lower electricity costs. Decreases in the retail prices of electricity from utilities or other energy sources would harm our ability to offer competitive pricing and could harm our business. The price of electricity from utilities could decrease as a result of:

•	the construction of a significant number of new power generation plants, including nuclear, coal, natural gas or renewable energy technologies;
•	the construction of additional electric transmission and distribution lines;

•

a reduction in the price of natural gas or other natural resources as a result of new drilling techniques or other technological developments, a relaxation of associated regulatory standards, or broader economic or policy developments;

•	energy conservation technologies and public initiatives to reduce electricity consumption; and
•	development of new energy technologies that provide less expensive energy.

A reduction in utility electricity prices would make the purchase of our solar service offerings less attractive. If the retail price of energy available from utilities were to decrease due to any of these or other reasons, we would be at a competitive disadvantage. As a result, we may be unable to attract new homeowners and our growth would be limited.

It is difficult to evaluate our business and prospects due to our limited operating history.

Until 2014, we focused our efforts primarily on the sales, financing, and monitoring of solar energy systems for residential customers, with installation provided by our solar partners. In February 2014, we purchased the residential sales and installation business of Mainstream Energy Corporation, as well as its fulfillment business, AEE Solar, and its racking business, SnapNrack. We refer to these businesses collectively as “MEC.” We have limited experience managing the fulfillment and racking lines of business, and we may not be successful in maintaining or growing the revenue from these businesses. Further, we have limited experience, in comparison to our solar partner model, in our direct-to-consumer business, and as a result, we may fail to grow as quickly or achieve the revenue scale targeted in connection with such model. We may also be unsuccessful in expanding our customer base through installation of our solar service offerings within our current markets or in new markets we may enter. Additionally, we cannot assure you that we will be successful in generating substantial revenue from our current solar service offerings or from any additional solar service offerings we may introduce in the future. Our limited operating history, combined with the rapidly evolving and competitive nature of our industry, may not provide an adequate basis for you to evaluate our results of operations and business prospects. In addition, we only have limited insight into emerging trends, such as alternative energy sources, commodity prices in the overall energy market, and legal and regulatory changes that impact the solar industry, any of which could adversely impact our business, prospects and results of operations.

We have incurred losses and may be unable to achieve or sustain profitability in the future.

We have incurred net losses in the past, and we had an accumulated deficit of $69.5 million as of June 30, 2015. We will continue to incur net losses as we increase our spending to finance the expansion of our operations, expand our installation, engineering, administrative, sales and marketing staffs, increase spending on our brand awareness and other sales and marketing initiatives, and implement internal systems and infrastructure to support our growth. We do not know whether our revenue will grow rapidly enough to absorb these costs and our limited operating history makes it difficult to assess the extent of these expenses or their impact on our results of operations. Our ability to achieve profitability depends on a number of factors, including but not limited to:

•	growing our customer base;
•	finding investors willing to invest in our investment funds on favorable terms;
•	maintaining or further lowering our cost of capital;
•	reducing the cost of components for our solar service offerings;
•	growing and maintaining our channel partner network;
•	growing our direct-to-consumer business to scale; and
•	reducing our operating costs by lowering our customer acquisition costs and optimizing our design and installation processes and supply chain logistics.

Even if we do achieve profitability, we may be unable to sustain or increase our profitability in the future.

Our results of operations may fluctuate from quarter to quarter, which could make our future performance difficult to predict and could cause our results of operations for a particular period to fall below expectations, resulting in a decline in the price of our common stock.

Our quarterly results of operations are difficult to predict and may fluctuate significantly in the future. We have experienced seasonal and quarterly fluctuations in the past and expect these fluctuations to continue. However, given that we are an early-stage company operating in a rapidly changing industry, those fluctuations may be masked by our recent growth rates and thus may not be readily apparent from our historical results of operations. As such, our past quarterly results of operations may not be good indicators of future performance.

In addition to the other risks described in this “Risk Factors” section, as well as the factors discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section, the following factors could cause our results of operations and key performance indicators to fluctuate:

•	the expiration or initiation of any governmental tax rebates or incentives;
•	significant fluctuations in homeowner demand for our solar service offerings or fluctuations in the geographic concentration of installations of solar energy systems;
•	changes in financial markets, which could restrict our ability to access available financing sources;
•	seasonal or weather conditions that impact sales, energy production and system installations;
•	the amount and timing of operating expenses related to the maintenance and expansion of our business, operations and infrastructure;
•	announcements by us or our competitors of new products or services, significant acquisitions, strategic partnerships, joint ventures or capital-raising activities or commitments;
•	changes in our pricing policies or terms or those of our competitors, including utilities;
•	changes in regulatory policy related to solar energy generation;
•	the loss of one or more key partners or the failure of key partners to perform as anticipated;
•	actual or anticipated developments in our competitors’ businesses or the competitive landscape;
•	actual or anticipated changes in our growth rate;
•	general economic, industry and market conditions; and
•	changes to our cancellation rate.

In the past, we have experienced seasonal fluctuations in sales and installations, particularly in the fourth quarter. This has been the result of decreased sales through the holiday season and weather-related installation delays. In addition, energy production is greater in the second and third quarters of the year, causing variability in operating lease revenues throughout the year. Our incentives revenue is also highly variable due to associated revenue recognition rules, as discussed in greater detail in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Seasonal and other factors may also contribute to variability in our sales of solar energy systems and product sales. For these or other reasons, the results of any prior quarterly or annual periods should not be relied upon as indications of our future performance. In addition, our actual revenue or key operating metrics in future quarters may fall short of the expectations of investors and financial analysts, which could have a material adverse effect on the trading price of our common stock.

If we fail to manage our recent and future growth effectively, we may be unable to execute our business plan, maintain high levels of customer service or adequately address competitive challenges.

We have experienced significant growth in recent periods, and we intend to continue to expand our business significantly within existing markets and in a number of new locations in the future. This growth has placed, and any future growth may place, a significant strain on our management, operational and financial infrastructure. In particular, we will be required to expand, train and manage our growing employee base and solar partners. Our management will also be required to maintain and expand our relationships with homeowners, suppliers and other third parties and attract new homeowners and suppliers, as well as to manage multiple geographic locations.

In addition, our current and planned operations, personnel, systems and procedures might be inadequate to support our future growth and may require us to make additional unanticipated investment in our infrastructure, including additional costs for the expansion of our employee base and our solar partners as well as marketing and branding costs. Our success and ability to further scale our business will depend, in part, on our ability to manage these changes in a cost-effective and efficient manner. If we cannot manage our growth, we may be unable to take advantage of market opportunities, execute our business strategies or respond to competitive pressures. This could also result in declines in quality or homeowner satisfaction, increased costs, difficulties in introducing new solar service offerings or other operational difficulties. Any failure to effectively manage growth could adversely impact our business and reputation.

Servicing our debt requires a significant amount of cash to comply with certain covenants and satisfy payment obligations, and we may not have sufficient cash flow from our business to pay our substantial debt and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.

We have substantial amounts of debt, including the working capital facility and the non-recourse debt facilities entered into by our subsidiaries, as discussed in more detail in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements. Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not continue to generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures to operate our business. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.

We expect to incur substantially more debt in the future, which could intensify the risks to our business.

We and our subsidiaries expect to incur additional debt in the future, subject to the restrictions contained in our debt instruments. Our existing debt arrangements restrict our ability to incur additional indebtedness, including secured indebtedness, and we may be subject to similar restrictions under the terms of future debt arrangements. These restrictions could inhibit our ability to pursue our business strategies. Increases in our existing debt obligations would further heighten the debt related risk discussed above.

Furthermore, there is no assurance that we will be able to enter into new debt instruments on acceptable terms. If we were unable to satisfy financial covenants and other terms under existing or new instruments or obtain waivers or forbearance from our lenders or if we were unable to obtain refinancing or new financings for our working capital, equipment and other needs on acceptable terms if and when needed, our business would be adversely affected.

The production and installation of solar energy systems depends heavily on suitable meteorological conditions. If meteorological conditions are unexpectedly unfavorable, the electricity production from our solar service offerings may be below our expectations, and our ability to timely deploy new systems may be adversely impacted.

The energy produced and revenue and cash flows generated by a solar energy system depend on suitable solar and weather conditions, both of which are beyond our control. Furthermore, components of our systems, such as panels and inverters, could be damaged by severe weather or natural catastrophes, such as hailstorms, tornadoes or earthquakes. In these circumstances, we generally would be obligated to bear the expense of repairing the damaged solar energy systems that we own. Sustained unfavorable weather also could unexpectedly delay the installation of our solar energy systems, leading to increased expenses and decreased revenue and cash flows in the relevant periods. Weather patterns could change, making it harder to predict the average annual amount of sunlight striking each location where our systems are installed. This could make our solar service offerings less economical overall or make individual systems less economical. Any of these events or conditions could harm our business, financial condition and results of operations.

Our business is concentrated in certain markets, putting us at risk of region specific disruptions.

As of June 30, 2015, the majority of our customers were in California. Accordingly, our business and results of operations are particularly susceptible to adverse economic, regulatory, political, weather and other conditions in this market and in other markets that may become similarly concentrated. In addition, our corporate and sales headquarters are located in San Francisco, California, an area that is at a heightened risk of earthquakes. We may not have adequate insurance, including business interruption insurance, to compensate us for losses that may occur from any such significant events, including damage to our solar energy systems. A significant natural disaster, such as an earthquake, could have a material adverse impact on our business, results of operations and financial condition. In addition, acts of terrorism or malicious computer viruses could cause disruptions in our or our solar partners’ businesses or the economy as a whole. To the extent that these disruptions result in delays or cancellations of installations or the deployment of our solar service offerings, our business, results of operations and financial condition would be adversely affected.

Loan financing developments could adversely impact our business.

The third-party ownership structure, which we bring to market through our solar service offerings, continues to be the predominant form of system ownership in the residential solar market in many states. However, there is a possibility of a shift from this trend to an outright purchase of the system by the homeowner (i.e., a homeowner purchases the solar energy system outright instead of leasing the system from us and paying us for the solar power produced by those systems for a 20-year initial term) with the development of loan financing products. Increases in third-party loan financing products or outright purchases could result in the demand for long-term customer agreements to decline, which would require us to shift our product focus to respond to the market trend and could have an adverse effect on our business. In 2014, the majority of our customers chose our solar service offerings as opposed to buying a solar energy system outright. Our financial model is impacted by the volume of homeowners who choose our solar service offerings, and an increase in the number of customers who choose to purchase solar energy systems (whether for cash or through third-party financing) may harm our business and financial results.

In addition to the Commercial ITC, the federal government currently offers a 30% ITC under Section 25D of the Code (“Individual ITC”). The Individual ITC is available only to individual taxpayers who purchase a solar energy system outright (for cash or through a loan) and is scheduled to expire at the end of 2016. Additionally, we sell solar panels and equipment to resellers and installers who sell solar energy systems to individual homeowners for cash. As such, we expect the demand for that portion of our direct-to-consumer products and sales in our distribution channel to be adversely affected to the extent such Individual ITC is not extended (with or without some level of reduction).

Our growth depends in part on the success of our relationships with third parties, including our solar partners.

A key component of our growth strategy is to develop or expand our relationships with third parties. For example, we are investing resources in establishing strategic relationships with market players across a variety of industries, including large retailers, to generate new customers. These programs may not roll out as quickly as planned or produce the results we anticipated. A significant portion of our business depends on attracting and retaining new and existing solar partners. Negotiating relationships with our solar partners, investing in due diligence efforts with potential solar partners, training such third parties and contractors, and monitoring them for compliance with our standards require significant time and resources and may present greater risks and challenges than expanding a direct sales or installation team. If we are unsuccessful in establishing or maintaining our relationships with these third parties, our ability to grow our business and address our market opportunity could be impaired. Even if we are able to establish and maintain these relationships, we may not be able to execute on our goal of leveraging these relationships to meaningfully expand our business, brand recognition and customer base. This would limit our growth potential and our opportunities to generate significant additional revenue or cash flows.

We and our solar partners depend on a limited number of suppliers of solar panels and other system components to adequately meet anticipated demand for our solar service offerings. Any shortage, delay or component price change from these suppliers, or the acquisition of any of these suppliers by a competitor, could result in sales and installation delays, cancellations and loss of market share.

We and our solar partners purchase solar panels, inverters and other system components from a limited number of suppliers, making us susceptible to quality issues, shortages and price changes. If we or our solar partners fail to develop, maintain and expand our relationships with these or other suppliers, we may be unable to adequately meet anticipated demand for our solar service offerings, or we may only be able to offer our systems at higher costs or after delays. If one or more of the suppliers that we or our solar partners rely upon to meet anticipated demand ceases or reduces production, we may be unable to quickly identify alternate suppliers or to qualify alternative products on commercially reasonable terms, and we may be unable to satisfy this demand. The acquisition of a supplier by one of our competitors could limit our access to such components and require significant redesigns of our solar energy systems or installation procedures and have a material adverse effect on our business.

In particular, there are a limited number of suppliers of inverters, which are components that convert electricity generated by solar panels into electricity that can be used to power the home. For example, once we design a system for use with a particular inverter, if that type of inverter is not readily available at an anticipated price, we may incur additional delay and expense to redesign the system. Further, the inverters on our solar energy systems generally carry only 10-year warranties. If there is an inverter equipment shortage in a year when a substantial number of inverters on our systems need to be replaced, we may not be able to replace the inverters to maintain proper system functioning or may be forced to do so at higher than anticipated prices, either of which would adversely impact our business.

There have also been periods of industry-wide shortage of key components, including solar panels, in times of rapid industry growth. For example, new or unexpected changes in rooftop fire codes or building codes may require new or different system components to satisfy compliance with such newly effective codes or regulations, which may not be readily available for distribution to us or our suppliers. The manufacturing infrastructure for some of these components has a long lead time, requires significant capital investment and relies on the continued availability of key commodity materials, potentially resulting in an inability to meet demand for these components and, as a result, could negatively impact our ability to install systems in a timely manner. Further, any decline in the exchange rate of the U.S. dollar compared to the functional currency of our component suppliers could increase our component prices. Any of these shortages, delays or price changes could limit our growth, cause cancellations or adversely affect our operating margins, and result in loss of market share and damage to our brand.

As the primary entity that contracts with homeowners, we are subject to risks associated with construction, cost overruns, delays, regulatory compliance and other contingencies, any of which could have a material adverse effect on our business and results of operations.

We are a licensed contractor in certain communities that we service, and we are ultimately responsible as the contracting party for every solar energy system installation. We may be liable, either directly or through our solar partners, to homeowners for any damage we cause to them, their home, belongings or property during the installation of our systems. For example, we, either directly or through our solar partners, frequently penetrate homeowners’ roofs during the installation process and may incur liability for the failure to adequately weatherproof such penetrations following the completion of construction. In addition, because the solar energy systems we or our solar partners deploy are high voltage energy systems, we may incur liability for any failure to comply with electrical standards and manufacturer recommendations.

Further, we or our solar partners may face construction delays or cost overruns, which may adversely affect our or our solar partners’ ability to ramp up the volume of installation in accordance with our plans. Such delays or overruns may occur as a result of a variety of factors, such as labor shortages, defects in materials and workmanship, adverse weather conditions, transportation constraints, construction change orders, site changes, labor issues and other unforeseen difficulties, any of which could lead to increased cancellation rates, reputational harm and other adverse effects.

In addition, the installation of solar energy systems, energy-storage systems and other energy-related products requiring building modifications are subject to oversight and regulation in accordance with national, state and local laws and ordinances relating to building, fire and electrical codes, safety, environmental protection, utility interconnection and metering, and related matters. We also rely on certain of our employees to maintain professional licenses in many of the jurisdictions in which we operate, and our failure to employ properly licensed personnel could adversely affect our licensing status in those jurisdictions. It is difficult and costly to track the requirements of every individual authority having jurisdiction over our installations and to design solar energy systems to comply with these varying standards. Any new government regulations or utility policies pertaining to our systems may result in significant additional expenses to us and our homeowners and, as a result, could cause a significant reduction in demand for our solar service offerings.

While we have a variety of stringent quality standards that we apply in the selection of our solar partners, we do not control our suppliers and solar partners or their business practices. Accordingly, we cannot guarantee that they follow our standards or ethical business practices, such as fair wage practices and compliance with environmental, safety and other local laws. A lack of demonstrated compliance could lead us to seek alternative suppliers or contractors, which could increase our costs and result in delayed delivery or installation of our products, product shortages or other disruptions of our operations. Violation of labor or other laws by our suppliers and solar partners or the divergence of a supplier’s or solar partners’ labor or other practices from those generally accepted as ethical in the United States or other markets in which we do business could also attract negative publicity for us and harm our business, brand and reputation in the market.

We typically bear the risk of loss and the cost of maintenance, repair and removal on solar energy systems that are owned or leased by our investment funds.

We typically bear the risk of loss and are generally obligated to cover the cost of maintenance, repair and removal for any solar energy system that we sell or lease to our investment funds. At the time we sell or lease a solar energy system to an investment fund, we enter into a maintenance services agreement where we agree to operate and maintain the system for a fixed fee that is calculated to cover our future expected maintenance costs. If our solar energy systems require an above-average amount of repairs or if the cost of repairing systems were higher than our estimate, we would need to perform such repairs without additional compensation. If our solar energy systems, a majority of which are located in California and Hawaii, are damaged as the result of a natural disaster beyond our control, losses could exceed or be excluded from, our insurance policy limits, and we could incur unforeseen costs that could harm our business and financial condition. We may also incur significant costs for taking other actions in preparation for, or in reaction to, such events. We purchase property insurance with industry standard coverage and limits approved by an investor’s third-party insurance advisors to hedge against such risk, but such coverage may not cover our losses.

Disruptions to our solar production metering solution could negatively impact our revenues and increase our expenses.

Our ability to invoice homeowners for the energy produced by our solar energy systems and monitor solar energy production for various purposes depends on the operation of our metering solution. We could incur significant expense and disruption to our operations in connection with failures of our metering solution, including meter hardware failures and failure of the cellular technology that we use to communicate with those meters. Many of our meters operate on either the 2G or 3G cellular data networks, which are expected to sunset before the term of our contract with homeowners. Upgrading our metering solution may cause us to incur a significant expense. Additionally, our meters communicate data through proprietary software, which we license from our metering partners. Should we be unable to continue to license, on agreeable terms, the software necessary to communicate with our meters, it could cause a significant disruption in our business and operations.

Problems with product quality or performance may cause us to incur warranty expenses and performance guarantee expenses, may lower the residual value of our solar energy systems and may damage our market reputation and cause our financial results to decline.

Homeowners who buy energy from us under leases or power purchase agreements are covered by production guaranties and roof penetration warranties. As the owners of the solar energy systems, we or our investment funds receive a warranty from the inverter and solar panel manufacturers, and, for those solar energy systems that we do not install directly, we receive workmanship and material warranties as well as roof penetration warranties from our solar partners. For example, we recently had to replace a significant number of defective inverters, the cost of which was borne by the manufacturer. However, our customers were without solar service for a period of time while the work was done, which impacted customer satisfaction. Furthermore, one or more of our third-party manufacturers or solar partners could cease operations and no longer honor these warranties, leaving us to fulfill these potential obligations to homeowners. Further, we provide a performance guarantee with certain solar service offerings pursuant to which we compensate homeowners on an annual basis if their system does not meet the electricity production guarantees set forth in their agreement with us. Homeowners who buy energy from us under leases or power purchase agreements are covered by production guarantees equal to the length of the term of these agreements, typically 20 years.

Because of our limited operating history, we have been required to make assumptions and apply judgments regarding a number of factors, including our anticipated rate of warranty claims and the durability, performance and reliability of our solar energy systems. Our assumptions could prove to be materially different from the actual performance of our systems, causing us to incur substantial expense to repair or replace defective solar energy systems in the future or to compensate homeowners for systems that do not meet their production guarantees. Product failures or operational deficiencies also would reduce our revenue from power purchase or lease agreements because they are dependent on system production. Any widespread product failures or operating deficiencies may damage our market reputation and adversely impact our financial results.

Product liability claims against us could result in adverse publicity and potentially significant monetary damages.

If our solar service offerings, including our racking systems or other products, injured someone, we would be exposed to product liability claims. Because solar energy systems and many of our other current and anticipated products are electricity-producing devices, it is possible that consumers or their property could be injured or damaged by our products, whether by product malfunctions, defects, improper installation or other causes. We rely on third-party manufacturing warranties, warranties provided by our solar partners and our general liability insurance to cover product liability claims and have not obtained separate product liability insurance. Any product liability claim we face could be expensive to defend and divert management’s attention. The successful assertion of product liability claims against us could result in potentially significant monetary damages that could require us to make significant payments, as well as subject us to adverse publicity, damage our reputation and competitive position and adversely affect sales of our systems and other products. In addition, product liability claims, injuries, defects or other problems experienced by other companies in the residential solar industry could lead to unfavorable market conditions to the industry as a whole, and may have an adverse effect on our ability to attract homeowners, thus affecting our growth and financial performance.

The residual value of our solar energy systems at the end of the associated term of the lease or power purchase agreement may be lower than projected, which may adversely affect our financial performance and valuation.

We depreciate the costs of our solar energy systems over 20 years to a residual value. At the end of the initial 20-year term, customers may choose to purchase their solar energy systems, ask to remove the system at our cost or renew their customer agreements. Homeowners may choose to not renew or purchase for any reason, such as pricing, decreased energy consumption, relocation of residence or switching to a competitor product.

Furthermore, it is difficult to predict how future environmental regulations may affect the costs associated with the removal, disposal or recycling of our solar energy systems. If the value in trade or renewal revenue at the end of the contract is less than we expect, after giving effect to any associated removal and redeployment costs, we may be required to recognize all or some of the remaining unamortized costs. This could materially impair our future results of operations.

We have guaranteed a minimum return to be received by an investor in one of our investment funds, which could adversely affect our business and financial condition if we were required to make any payments as a result of this guarantee.

We have guaranteed payments to the investor in one of our investment funds in the case that the investor does not achieve a specified minimum internal rate of return in this fund, which rate is assessed annually. The amounts of potential future payments under this guarantee depend on the amounts and timing of future distributions to the investor from funds and the tax benefits that accrue to the investor from the fund’s activities. Because of uncertainties associated with estimating the timing and amounts of distributions to the investor, we cannot determine the potential maximum future payments that we could have to make under this guarantee. To date, we have not been required to make any payments under this guarantee. We may agree to similar terms with other third-party fund investors in the future. Any significant payments that we may be required to make under such guarantees, now or in the future, could adversely affect our financial condition.

Federal tax law is not clear regarding when our projects can be considered to have been “placed in service,” and we have obligations to indemnify some of our fund investors if the IRS is successful in asserting that the relevant fund did not place in service the system it owns. Our business and financial condition could be adversely affected if we were required to make any payments as a result of this indemnity.

Generally, only the entity that originally places a solar system in service may claim a Commercial ITC. The term “placed in service” for federal tax purposes is not statutorily defined, and while the IRS and tax court decisions have provided general guidance related to the factors that should determine when property is placed in service for federal tax purposes, it has not provided any guidance specifically related to this issue for residential solar systems. We have indemnification obligations in place with some of our fund investors for ITC losses resulting from systems being transferred to their funds after having been placed in service for federal tax purposes. If the IRS were to assert that these residential solar energy systems were placed in service for federal tax purposes, before being transferred to the relevant fund, it could lead to the loss of the ITCs claimed on these systems, and any resulting indemnification payments that we may be required to make to our fund investors, now or in the future, could adversely affect our financial condition. Furthermore, if the Commercial ITC steps down as is contemplated under current law from 30% to 10% in 2017, there may be confusion as to which year some of our systems are placed in service for federal tax purposes and which of the 30% and 10% tax credit can be claimed on such systems.

Damage to our brand and reputation or failure to expand our brand would harm our business and results of operations.

We depend significantly on our brand and reputation for high-quality solar service offerings, engineering and customer service to attract homeowners and grow our business. If we fail to continue to deliver our solar service offerings within the planned timelines, if our solar service offerings do not perform as anticipated or if we damage any homeowners’ properties or cancel projects, our brand and reputation could be significantly impaired. We also depend greatly on referrals from homeowners for our growth. Therefore, our inability to meet or exceed homeowners’ expectations would harm our reputation and growth through referrals. Further, we have focused particular attention on expeditiously growing our direct sales force and our solar partners, leading us in some instances to hire personnel or partner with third parties who we may later determine do not fit our company culture. If we cannot manage our hiring and training processes to avoid potential issues related to expanding our sales team or solar partners and maintain appropriate customer service levels, our business and reputation may be harmed and our ability to attract homeowners would suffer. In addition, if we were unable to achieve a similar level of brand recognition as our competitors, some of which currently have a broader brand footprint as a result of a larger direct sales force, more resources and longer operational history, we could lose recognition in the marketplace among prospective customers, suppliers and partners, which could affect our growth and financial performance. Our growth strategy involves marketing and branding initiatives that will involve incurring significant expenses in advance of corresponding revenues. We cannot assure you that such marketing and branding expenses will result in the successful expansion of our brand recognition or increase our revenues.

A failure to hire and retain a sufficient number of employees and service providers in key functions would constrain our growth and our ability to timely complete homeowners’ projects and successfully manage homeowner accounts.

To support our growth, we need to hire, train, deploy, manage and retain a substantial number of skilled employees, engineers, installers, electricians, sales and project finance specialists. Competition for qualified personnel in our industry is increasing, particularly for skilled personnel involved in the installation of solar energy systems. We may be unable to attract or retain qualified and skilled installation personnel or installation companies to be our solar partners, which would have an adverse effect on our business. We and our solar partners also compete with the homebuilding and construction industries for skilled labor. As these industries grow and seek to hire additional workers, our cost of labor may increase. The unionization of the industry’s labor force could also increase our labor costs. Shortages of skilled labor could significantly delay a project or otherwise increase our costs. Because our profit on a particular installation is based in part on assumptions as to the cost of such project, cost overruns, delays or other execution issues may cause us to not achieve our expected margins or cover our costs for that project. In addition, because we are headquartered in the San Francisco Bay Area, we compete for a limited pool of technical and engineering resources that requires us to pay wages that are competitive with relatively high regional standards for employees in these fields. Further, we need to continue to expand upon the training of our customer service team to provide high-end account management and service to homeowners before, during and following the point of installation of our solar energy systems. Identifying and recruiting qualified personnel and training them requires significant time, expense and attention. It can take several months before a new customer service person is fully trained and productive at the standards that we have established. If we are unable to hire, develop and retain talented customer service personnel, we may not be able to realize the expected benefits of this investment or grow our business.

In addition, to support the growth and success of our direct-to-consumer channel, we need to recruit, retain and motivate a large number of sales personnel on a continuing basis. We compete with many other companies for qualified sales personnel, and it could take many months before a new salesperson is fully trained on our solar service offerings. If we are unable to hire, develop and retain qualified sales personnel or if they are unable to achieve desired productivity levels, we may not be able to compete effectively.

If we or our solar partners cannot meet our hiring, retention and efficiency goals, we may be unable to complete homeowners’ projects on time or manage homeowner accounts in an acceptable manner or at all. Any significant failures in this regard would materially impair our growth, reputation, business and financial results. If we are required to pay higher compensation than we anticipate, these greater expenses may also adversely impact our financial results and the growth of our business.

The loss of one or more members of our senior management or key employees may adversely affect our ability to implement our strategy.

We depend on our experienced management team, and the loss of one or more key executives could have a negative impact on our business. In particular, we are dependent on the services of our chief executive officer and co-founder, Lynn Jurich, and our Chairman and co-founder, Edward Fenster. We also depend on our ability to retain and motivate key employees and attract qualified new employees. Neither our founders nor our key employees are bound by employment agreements for any specific term, and we may be unable to replace key members of our management team and key employees in the event we lose their services. Integrating new employees into our management team could prove disruptive to our operations, require substantial resources and management attention and ultimately prove unsuccessful. We recently hired our Chief Financial Officer in March 2015, and it will take time for this executive officer to become fully integrated into his new role. An inability to attract and retain sufficient managerial personnel who have critical industry experience and relationships could limit or delay our strategic efforts, which could have a material adverse effect on our business, financial condition and results of operations.

We may not realize the anticipated benefits of past or future acquisitions, and integration of these acquisitions may disrupt our business and management.

We acquired MEC in February 2014 and Clean Energy Experts in April 2015. We may in the future acquire additional companies, project pipelines, products, or technologies or enter into joint ventures or other strategic initiatives. We may not realize the anticipated benefits of past or future acquisitions, and any acquisition has numerous risks that are not within our control. These risks include the following, among others:

•	difficulty in assimilating the operations and personnel of the acquired company, especially given our unique culture;
•	difficulty in effectively integrating the acquired technologies or products with our current products and technologies;
•	difficulty in maintaining controls, procedures, and policies during the transition and integration;
•	disruption of our ongoing business and distraction of our management and employees from other opportunities and challenges due to integration issues;
•	difficulty integrating the acquired company’s accounting, management information, and other administrative systems;
•	inability to retain key technical and managerial personnel of the acquired business;
•	inability to retain key customers, vendors, and other business partners of the acquired business;
•	inability to achieve the financial and strategic goals for the acquired and combined businesses;
•	incurring acquisition-related costs or amortization costs for acquired intangible assets that could impact our results of operations;
•	significant post-acquisition investments which may lower the actual benefits realized through the acquisition;
•	potential failure of the due diligence processes to identify significant issues with product quality, legal and financial liabilities, among other things;
•	potential inability to assert that internal controls over financial reporting are effective; and
•	potential inability to obtain, or obtain in a timely manner, approvals from governmental authorities, which could delay or prevent such acquisitions.

Our failure to address these risks, or other problems encountered in connection with our past or future acquisitions, could cause us to fail to realize the anticipated benefits of these acquisitions or investments, cause us to incur unanticipated liabilities, and harm our business generally. Future acquisitions could also result in dilutive issuances of our equity securities, the incurrence of debt, contingent liabilities, amortization expenses, incremental expenses or the write-off of goodwill, any of which could harm our financial condition or results of operations.

Mergers and acquisitions of companies are inherently risky, may not produce the anticipated benefits and could adversely affect our business, financial condition, or results of operations.

If we are unsuccessful in developing and maintaining our proprietary technology, including our BrightPath software, our ability to attract and retain solar partners could be impaired, our competitive position could be harmed and our revenue could be reduced.

Our future growth depends on our ability to continue to develop and maintain our proprietary technology that supports our solar service offerings, including our BrightPath software. In addition, we rely, and expect to continue to rely, on licensing agreements with certain third parties for aerial images that allow us to efficiently and effectively analyze a homeowner’s rooftop for solar energy system specifications. In the event that our current or future products require features that we have not developed or licensed, or we lose the benefit of an existing license, we will be required to develop or obtain such technology through purchase, license or other arrangements. If the required technology is not available on commercially reasonable terms, or at all, we may incur additional expenses in an effort to internally develop the required technology. In addition, our BrightPath software was developed, in part, with U.S. federal government funding. When new technologies are developed with U.S. government funding, the government obtains certain rights in any resulting patents, including a nonexclusive license authorizing the government to use the invention for non-commercial purposes. These rights may permit the government to disclose our confidential information to third parties and to exercise “march-in” rights to use or allow third parties to use our patented technology. We are also subject to certain reporting and other obligations to the U.S. government in connection with funding for BrightPath. If we were unable to maintain our existing proprietary technology, our ability to attract and retain solar partners could be impaired, our competitive position could be harmed and our revenue could be reduced.

Our business may be harmed if we fail to properly protect our intellectual property, and we may also be required to defend against claims or indemnify others against claims that our intellectual property infringes on the intellectual property rights of third parties.

We believe that the success of our business depends in part on our proprietary technology, including our software, information, processes and know-how. We rely on copyright, trade secret and patent protections to secure our intellectual property rights. Although we may incur substantial costs in protecting our technology, we cannot be certain that we have adequately protected or will be able to adequately protect it, that our competitors will not be able to utilize our existing technology or develop similar technology independently, that the claims allowed with respect to any patents held by us will be broad enough to protect our technology or that foreign intellectual property laws will adequately protect our intellectual property rights. Moreover, we cannot be certain that our patents provide us with a competitive advantage. Despite our precautions, it may be possible for third parties to obtain and use our intellectual property without our consent. Unauthorized use of our intellectual property by third parties, and the expenses incurred in protecting our intellectual property rights, may adversely affect our business. In the future, some of our products could be alleged to infringe existing patents or other intellectual property of third parties, and we cannot be certain that we will prevail in any intellectual property dispute. In addition, any future litigation required to enforce our patents, to protect our trade secrets or know-how or to defend us or indemnify others against claimed infringement of the rights of third parties could harm our business, financial condition and results of operations.

The Office of the Inspector General of the U.S. Department of Treasury has issued subpoenas to a number of significant participants in the rooftop solar energy installation industry, including us. The subpoena we received requires us to deliver certain documents in our possession relating to our participation in the U.S. Treasury grant program. These documents are being delivered to the Office of the Inspector General of the U.S. Department of Treasury, which is investigating the administration and implementation of the U.S. Treasury grant program.

In July 2012, we and other companies that are significant participants in both the solar industry and the cash grant program under Section 1603 of the American Recovery and Reinvestment Act of 2009 received subpoenas from the U.S. Department of Treasury’s Office of the Inspector General. Our subpoena requested, among other things, documents that relate to our applications for U.S. Treasury grants and communications with certain other solar service companies or certain firms that appraise solar energy property for U.S. Treasury grant application purposes. The Inspector General is working with the Civil Division of the U.S. Department of Justice to investigate the administration and implementation of the U.S. Treasury grant program, including possible misrepresentations concerning the fair market value of the solar power systems submitted for grant under that program made in grant applications by companies in the solar industry, including us. We are continuing to produce documents and testimony as requested by the Inspector General, and we intend to continue to cooperate fully with the Inspector General and the Department of Justice. We are not able to predict how long this review will be on-going. If, at the conclusion of the investigation, the Inspector General concludes that misrepresentations were made, the Department of Justice could decide to bring a civil action to recover amounts it believes were improperly paid to us. If it were successful in asserting this action, we could be required to pay damages and penalties for any funds received based on such misrepresentations (which, in turn, could require us to make indemnity payments to certain of our fund investors). Such consequences could have a material adverse effect on our business, liquidity, financial condition and prospects. Additionally, the period of time necessary to resolve the investigation is uncertain, and this matter could require significant management and financial resources that could otherwise be devoted to the operation of our business.

If the Internal Revenue Service or the U.S. Treasury Department makes determinations that the fair market value of our solar energy systems is materially lower than what we have claimed, we may have to pay significant amounts to our fund investors and our business, financial condition and prospects may be materially and adversely affected.

We and our fund investors claim the Commercial ITC or the U.S. Treasury grant in amounts based on the fair market value of our solar energy systems. We have obtained independent appraisals to determine the fair market values we report for claiming Commercial ITCs and U.S. Treasury grants. The IRS and the U.S. Treasury Department review these fair market values. With respect to U.S. Treasury grants, the U.S. Treasury Department reviews the reported fair market value in determining the amount initially awarded, and the IRS and the U.S. Treasury Department may also subsequently audit the fair market value and determine that amounts previously awarded must be repaid to the U.S. Treasury Department or that excess awards constitute taxable income for U.S. federal income tax purposes. With respect to

Commercial ITCs, the IRS may review the fair market value on audit and determine that the tax credits previously claimed must be reduced. If the fair market value is determined in these circumstances to be less than we reported, we may owe our fund investors an amount equal to this difference, plus any costs and expenses associated with a challenge to that valuation. We could also be subject to tax liabilities, including interest and penalties. If the IRS or the U.S. Treasury Department further disagrees now or in the future with the amounts we reported regarding the fair market value of our solar energy systems, or if we receive an adverse outcome with respect to the Department of Treasury Inspector General investigation, it could have a material adverse effect on our business, financial condition and prospects. For example, a hypothetical five percent downward adjustment in the fair market value of the solar energy systems for which we have been awarded approximately $269.0 million in U.S. Department of Treasury grants since the beginning of the U.S. Treasury grant program through December 31, 2014, would obligate us to repay approximately $14 million to our fund investors. Two of our investment funds have been subject to audit by the IRS related to this issue. One of these audits has been closed with no adjustment. The other audit is still ongoing.

We are subject to legal proceedings, regulatory inquiries and litigation, and we may be named in additional legal proceedings, become involved in regulatory inquiries or be subject to litigation in the future, all of which are costly, distracting to our core business and could result in an unfavorable outcome, or a material adverse effect on our business, financial condition, results of operations, or the trading price for our securities.

We are involved in legal proceedings and receive inquiries from government and regulatory agencies, including the pending Treasury investigation discussed above and under “Business—Legal Proceedings.” In the event that we are involved in significant disputes or are the subject of a formal action by a regulatory agency, we could be exposed to costly and time consuming legal proceedings that could result in any number of outcomes. Although outcomes of such actions vary, any current or future claims or regulatory actions initiated by or against us, whether successful or not, could result in expensive costs, costly damage awards or settlement amounts, injunctive relief, increased costs of business, fines or orders to change certain business practices, significant dedication of management time, diversion of significant operational resources, or otherwise harm our business.

Further, we are currently involved in an ongoing consumer rights class action lawsuit, as well as a wage and hour class action. If we are not successful in these cases, we may be required to pay significant monetary damages, which could hurt our results of operations. Lawsuits are time-consuming and expensive to resolve and divert management’s time and attention. Although we carry general liability insurance, our insurance may not cover potential claims or may not be adequate to indemnify us for all liability that may be imposed. We cannot predict how the courts will rule in the class action lawsuits or any other potential lawsuit against us. Decisions in favor of parties that bring lawsuits against us could subject us to significant liability for damages, adversely affect our results of operations and harm our reputation.

A failure to comply with laws and regulations relating to our interactions with current or prospective residential customers could result in negative publicity, claims, investigations, and litigation, and adversely affect our financial performance.

Our business involves transactions with homeowners. We must comply with numerous federal, state and local laws and regulations that govern matters relating to our interactions with homeowners, including those pertaining to privacy and data security, consumer financial and credit transactions, home improvement contracts, warranties and direct-to-home solicitation. These laws and regulations are dynamic and subject to potentially differing interpretations, and various federal, state and local legislative and regulatory bodies may expand current laws or regulations, or enact new laws and regulations, regarding these matters. Changes in these laws or regulations or their interpretation could dramatically affect how we do business, acquire customers, and manage and use information we collect from and about current and prospective customers and the costs associated therewith. We strive to comply with all applicable laws and regulations relating to our interactions with residential customers. It is possible, however, that these requirements may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules or our practices. Our noncompliance with any such law or regulations could also expose us to claims, proceedings, litigation and investigations by private parties and regulatory authorities, as well as substantial fines and negative publicity, each of which may materially and adversely affect our business. We have incurred, and will continue to incur, significant expenses to comply with such laws and regulations, and increased regulation of matters relating to our interactions with residential customers could require us to modify our operations and incur significant additional expenses, which could have an adverse effect on our business, financial condition and results of operations.

Compliance with occupational safety and health requirements and best practices can be costly, and noncompliance with such requirements may result in potentially significant penalties, operational delays and adverse publicity.

The installation of solar energy systems requires our employees and employees of our solar partners to work with complicated and potentially dangerous electrical systems. The evaluation and installation of our energy-related products require these employees to work in locations that may contain potentially dangerous levels of asbestos, lead or mold or other substances. We also maintain large fleets of vehicles that these employees use in the course of their work. There is substantial risk of serious injury or death if proper safety procedures are not followed. Our operations are subject to regulation under the U.S. Occupational Safety and Health Act (“OSHA”) and equivalent state laws. Changes to OSHA requirements, or stricter interpretation or enforcement of existing laws or regulations, could result in increased costs. If we fail to comply with applicable OSHA regulations, even if no work-related serious injury or death occurs, we may be subject to civil or criminal enforcement and be required to pay substantial penalties, incur significant capital expenditures, or suspend or limit operations. Any accidents, citations, violations, injuries or failure to comply with industry best practices may subject us to adverse publicity, damage our reputation and competitive position and adversely affect our business.

Rising interest rates will adversely impact our business.

Rising interest rates will increase our cost of capital. Our future success depends on our ability to raise capital from fund investors and obtain secured lending to help finance the deployment of our solar service offerings. Part of our business strategy is to seek to reduce our cost of capital through these arrangements to improve our margins, offset future reductions in government incentives and maintain the price competitiveness of our solar service offerings. Rising interest rates may have an adverse impact on our ability to offer attractive pricing on our solar service offerings to homeowners.

The majority of our cash flows to date have been from solar service offerings under customer agreements that have been monetized under various investment fund structures. One of the components of this monetization is the present value of the payment streams from homeowners who enter into these customer agreements. If the rate of return required by capital providers, including debt providers, rises as a result of a rise in interest rates, it will reduce the present value of the homeowner payment stream and consequently reduce the total value derived from this monetization. Any measures that we could take to mitigate the impact of rising interest rates on our ability to secure third-party financing could ultimately have an adverse impact on the value proposition that we offer homeowners.

We are exposed to the credit risk of homeowners and payment delinquencies on our accounts receivables.

Our customer agreements are typically for 20 years and require the homeowner to make monthly payments to us. Accordingly, we are subject to the credit risk of homeowners. As of June 30, 2015, the average FICO score of our customers under a lease or power purchase agreement was approximately 760, but this may decline to the extent FICO score requirements under future investment funds are relaxed. While to date homeowner defaults have been immaterial, we expect that the risk of homeowner defaults may increase as we grow our business. Due to the immaterial amount of homeowner defaults to date, our reserve for this exposure is minimal, and our future exposure may exceed the amount of such reserves. If we experience increased homeowner credit defaults, our revenues and our ability to raise new investment funds could be adversely affected. If economic conditions worsen, certain of our homeowners may face liquidity concerns and may be unable to satisfy their payment obligations to us on a timely basis or at all, which could have a material adverse effect on our financial condition and results of operations.

The requirements of being a public company may strain our resources, divert management’s attention and affect our ability to attract and retain qualified board members and officers.

We are subject to the reporting requirements of the Exchange Act, the listing requirements of the NASDAQ Stock Market and other applicable securities rules and regulations. Compliance with these rules and regulations has increased our legal and financial compliance costs, made some activities more difficult, time-consuming or costly and increased demand on our systems and resources. The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and results of operations and maintain effective disclosure controls and procedures and internal control over financial reporting. To maintain and improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight may be required. As a result, management’s attention may be diverted from other business concerns, which could harm our business and results of operations. Although we have already hired additional employees to comply with these requirements, we may need to hire more employees in the future, which will increase our costs and expenses.

We use “open source” software in our solutions, which may require that we release the source code of certain software subject to open source licenses or subject us to possible litigation or other actions that could adversely affect our business.

We utilize software that is licensed under so-called “open source,” “free” or other similar licenses. Open source software is made available to the general public on an “as-is” basis under the terms of a non-negotiable license. We currently combine our proprietary software with open source software but not in a manner that we believe requires the release of the source code of our proprietary software to the public. However, our use of open source software may entail greater risks than use of third-party commercial software. Open source licensors generally do not provide warranties or other contractual protections regarding infringement claims or the quality of the code. In addition, if we combine our proprietary software with open source software in a certain manner, we could, under certain open source licenses, be required to release the source code of our proprietary software to the public. This would allow our competitors to create similar offerings with lower development effort and time.

We may also face claims alleging noncompliance with open source license terms or infringement or misappropriation of proprietary software. These claims could result in litigation, require us to purchase a costly license or require us to devote additional research and development resources to change our software, any of which would have a negative effect on our business and results of operations. In addition, if the license terms for open source software that we use change, we may be forced to re-engineer our solutions, incur additional costs or discontinue the use of these solutions if re-engineering cannot be accomplished on a timely basis. Although we monitor our use of open source software to avoid subjecting our offerings to unintended conditions, few courts have interpreted open source licenses, and there is a risk that these licenses could be construed in a way that could impose unanticipated conditions or restrictions on our ability to use our proprietary software. We cannot guarantee that we have incorporated or will incorporate open source software in our software in a manner that will not subject us to liability or in a manner that is consistent with our current policies and procedures.

Any unauthorized disclosure or theft of personal information we gather, store and use could harm our reputation and subject us to claims or litigation.

We receive, store and use personal information of homeowners, including names, addresses, e-mail addresses, credit information and other housing and energy use information. Unauthorized disclosure of such personal information, whether through breach of our systems by an unauthorized party, employee theft or misuse, or otherwise, could harm our business. If we were subject to an inadvertent disclosure of such personal information, or if a third party were to gain unauthorized access to homeowners’ personal information we possess, we could be subject to claims or litigation arising from damages suffered by homeowners. In addition, we could incur significant costs in complying with the multitude of federal, state and local laws regarding the unauthorized disclosure of personal information. Finally, any perceived or actual unauthorized disclosure of such information could harm our reputation, substantially impair our ability to attract and retain homeowners and have an adverse impact on our business.

Our management will not be required to evaluate the effectiveness of our internal control over financial reporting until the end of the fiscal year for which our second annual report is due. If we are unable to establish and maintain effective internal control over financial reporting, investors may lose confidence in the accuracy of our financial reports.

In connection with the audits of our consolidated financial statements for the years ended December 31, 2013 and 2012, we identified material weaknesses in our internal control over financial reporting relating to certain aspects of our financial statement close process and our accounting for income taxes. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis. These material weaknesses resulted from an aggregation of deficiencies.

We incorrectly accounted for our deferred tax liabilities, prepaid tax asset and the related amortization as it related to income taxes incurred on intercompany transactions. The foregoing resulted in the restatement of our 2012 consolidated financial statements. Subsequent to the quarter ended March 31, 2015, we also identified and corrected an immaterial error related to the accounting for taxes on intercompany transactions. We continue to remediate our internal controls related to the accounting for income taxes.

The accounting policies associated with our investment funds are complex, which contributed to the material weaknesses in our internal control over financial reporting. For a certain fund arrangement, we initially characterized the transfer of legal title to certain solar energy systems and the associated prepaid cash flows as a sale as opposed to a lease pass-through arrangement. Additionally, our accrual for certain milestone payments was incomplete.

Finally, deficiencies in the design and operation of our internal controls resulted in audit adjustments and delayed our financial statement close process for the years ended December 31, 2013 and 2012.

We are required to establish and maintain internal control over financial reporting and to report any material weaknesses in such internal controls. Section 404 of the Sarbanes-Oxley Act requires that we evaluate and determine the effectiveness of our internal control over financial reporting. Beginning with our second annual report following our initial public offering, we will be required to provide a management report on internal control over financial reporting. When we are no longer an emerging growth company, our management report on internal control over financial reporting will need to be attested to by our independent registered public accounting firm. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud will be detected.

We may fail to establish and maintain effective internal control over financial reporting, in which case we may not detect errors on a timely basis and our financial statements may be materially misstated. In addition, we cannot guarantee that our internal control over financial reporting will prevent or detect all errors and fraud. The risk of errors is increased in light of the complexity of our business and investment funds. For example, we must deal with significant complexity in accounting for our fund structures and the resulting allocation of net income (loss) between our stockholders and noncontrolling interests under the hypothetical liquidation book value (“HLBV”) method as well as the income tax consequences of these fund structures. As we enter into additional investment funds, which may have contractual provisions different from those of our existing funds, the analysis as to whether we consolidate these funds, the calculation under the HLBV method, and the analysis of the tax impact could become increasingly complicated. This additional complexity could require us to hire additional resources and increase the chance that we experience errors in the future.

If we fail to establish and maintain effective internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports, which could cause the price of our common stock to decline. In addition, we could become subject to investigations by the NASDAQ Stock Market, the SEC or other regulatory authorities, which could require additional management attention and which could adversely affect our business.

Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.

As of December 31, 2014, we had U.S. federal net operating loss carryforwards of approximately $454.5 million and state net operating loss carryforwards of approximately $409.6 million, which begin expiring in varying amounts from 2028 through 2034 if unused. Under Sections 382 and 383 of the Code if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes, such as research tax credits, to offset its post-change income and taxes may be limited. In general, an “ownership change” occurs if there is a cumulative change in our ownership by “5% shareholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. Any such limitations on our ability to use our net operating loss carryforwards and other tax assets could adversely impact our business, financial condition and results of operations.

Risks Related to Ownership of Our Common Stock

Our executive officers, directors and principal stockholders continue to have substantial control over us, which will limit your ability to influence the outcome of important matters, including a change in control.

Our executive officers, directors and each of our stockholders who beneficially own 5% or more of our outstanding common stock and their affiliates, in the aggregate, beneficially own approximately 55.2% of the outstanding shares of our common stock, based on the number of shares outstanding as of June 30, 2015. As a result, these stockholders, if acting together, will be able to influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. They may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentrated control may have the effect of delaying or preventing a change in control of our company, could deprive our stockholders of an opportunity to receive a premium for their capital stock and might ultimately affect the market price of our common stock.

An active trading market for our common stock may never develop or be sustained.

As a new public company, we cannot assure you that an active trading market for our common stock will develop or, if developed, that any market will be sustained. Accordingly, we cannot assure you of the liquidity of any trading market, your ability to sell your shares of our common stock when desired or the prices that you may obtain for your shares of our common stock.

The market price of our common stock has been and may continue to be volatile, and you could lose all or part of your investment.

The trading price of our common stock has been volatile since our initial public offering, and is likely to continue to be volatile. Since the date of our initial public offering, the price of our common stock has ranged from $8.23 to $13.31 through September 8, 2015, and the last reported sale price on September 11, 2015 was $11.50. Factors that could cause fluctuations in the market price of our common stock include the following:

•	price and volume fluctuations in the overall stock market from time to time;
•	volatility in the market prices and trading volumes of companies in our industry or companies that investors consider comparable;
•	changes in operating performance and stock market valuations of other companies generally, or those in our industry in particular;
•	sales of shares of our common stock by us or our stockholders;
•	failure of securities analysts to maintain coverage of us, changes in financial estimates by securities analysts who follow us, or our failure to meet these estimates or the expectations of investors;
•	the financial projections we may provide to the public, any changes in those projections or our failure to meet those projections;
•	announcements by us or our competitors of new products or services;
•	the public’s reaction to our press releases, other public announcements and filings with the SEC;
•	rumors and market speculation involving us or other companies in our industry;
•	actual or anticipated changes in our results of operations;
•	changes in tax and other incentives that we rely upon in order to raise tax equity investment funds;
•	changes in the regulatory environment and utility policies and pricing, including those that could reduce the savings we are able to offer to customers;
•	actual or anticipated developments in our business, our competitors’ businesses or the competitive landscape generally;
•	litigation involving us, our industry or both, or investigations by regulators into our operations or those of our competitors;
•	announced or completed acquisitions of businesses or technologies by us or our competitors;
•	new laws or regulations or new interpretations of existing laws or regulations applicable to our business;
•	changes in accounting standards, policies, guidelines, interpretations or principles;
•	any significant change in our management; and
•	general economic conditions and slow or negative growth of our markets.

In addition, in the past, following periods of volatility in the overall market and the market price of a particular company’s securities, securities class action litigation has often been instituted against these companies. This litigation, if instituted against us, could result in substantial costs and a diversion of our management’s attention and resources.

The large number of shares of our capital stock eligible for public sale or subject to rights requiring us to register them for public sale could depress the market price of our common stock.

The market price of our common stock could decline as a result of sales of a large number of shares of our common stock in the market after our initital public offering, and the perception that these sales could occur may also depress the market price of our common stock. Our executive officers, directors and the holders of substantially all of our capital stock and securities convertible into or exchangeable for our capital stock have entered into market standoff agreements with us or lock-up agreements with the underwriters in our initial public offering under which they have agreed, subject to specific exceptions, not to sell any of our capital stock for 180 days following the date of our initial public offering.

Following the expiration of the lock-up agreements referred to above, stockholders owning an aggregate of up to 64,580,152 shares of our common stock can require us to register shares of our capital stock owned by them for public sale in the United States. In addition, we filed a registration statement to register shares of our capital stock reserved for future issuance under our equity compensation plans. Subject to the satisfaction of applicable exercise periods, the expiration or waiver of the market standoff agreements and lock-up agreements referred to above and applicable volume and restrictions that apply to affiliates, the shares of our capital stock issued upon exercise of outstanding options to purchase shares of our common stock became available for immediate resale in the United States in the open market.

Future sales of our common stock may make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. These sales also could cause the market price of our common stock to decline and make it more difficult for you to sell shares of our common stock.

Anti-takeover provisions contained in our amended and restated certificate of incorporation and amended and restated bylaws, as well as provisions of Delaware law, could impair a takeover attempt.

Our amended and restated certificate of incorporation, amended and restated bylaws and Delaware law contain provisions which could have the effect of rendering more difficult, delaying, or preventing an acquisition deemed undesirable by our board of directors and therefore depress the trading price of our common stock. Among other things, our amended and restated certificate of incorporation and amended and restated bylaws include provisions:

•	creating a classified board of directors whose members serve staggered three-year terms;
•

authorizing “blank check” preferred stock, which could be issued by our board of directors without stockholder approval and may contain voting, liquidation, dividend and other rights superior to our common stock;

•	limiting the liability of, and providing indemnification to, our directors and officers;
•	limiting the ability of our stockholders to call and bring business before special meetings;
•	requiring advance notice of stockholder proposals for business to be conducted at meetings of our stockholders and for nominations of candidates for election to our board of directors; and
•	controlling the procedures for the conduct and scheduling of board of directors and stockholder meetings.

These provisions, alone or together, could delay or prevent hostile takeovers and changes in control or changes in our management.

As a Delaware corporation, we are also subject to provisions of Delaware law, including Section 203 of the Delaware General Corporation law, which prevents certain stockholders holding more than 15% of our outstanding capital stock from engaging in certain business combinations without approval of the holders of at least two-thirds of our outstanding capital stock not held by such stockholder.

Any provision of our amended and restated certificate of incorporation, amended and restated bylaws or Delaware law that has the effect of delaying or preventing a change in control could limit the opportunity for our stockholders to receive a premium for their shares of our capital stock and could also affect the price that some investors are willing to pay for our common stock.

Provisions contained in our amended and restated certificate of incorporation and amended and restated bylaws limit the ability of our stockholders to call special meetings and prohibit stockholder action by written consent.

Our amended and restated certificate of incorporation provide that our stockholders may not take action by written consent. Instead, any such actions must be taken at an annual or special meeting of our stockholders. As a result, our stockholders are not able to take any action without first holding a meeting of our stockholders called in accordance with the provisions of our amended and restated bylaws, including advance notice procedures set forth in our amended and restated bylaws. Our amended and restated bylaws further provide that special meetings of our stockholders may be called only by a majority of our board of directors, the chairman of our board of directors, our Chief Executive Officer or our President. As a result, our stockholders are not allowed to call a special meeting. These provisions may delay the ability of our stockholders to force consideration of a stockholder proposal, including a proposal to remove directors.

Provisions contained in our amended and restated certificate of incorporation and amended and restated bylaws could preclude our stockholders from bringing matters before meetings of stockholders and delay changes in our board of directors.

Our amended and restated bylaws provide advance notice procedures for stockholders seeking to bring business before, or nominate candidates for election as directors at, our annual or special meetings of stockholders. In addition, our amended and restated certificate of incorporation provide that stockholders may remove directors only for cause. Any amendment of these provisions in our amended and restated bylaws or amended and restated certificate of incorporation would require approval by holders of at least 66 2/3% of our then outstanding capital stock. These provisions could preclude our stockholders from bringing matters before annual or special meetings of stockholders and delay changes in our board of directors.

Our amended and restated bylaws provide that the Court of Chancery of the State of Delaware will be the sole and exclusive forum for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.

Our amended and restated bylaws provide that, unless we consent to the selection of an alternative forum, the Court of Chancery of the State of Delaware is the sole and exclusive forum for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of fiduciary duty owed by any of our directors, officers or other employees to us or to our stockholders, (iii) any action asserting a claim arising pursuant to the Delaware General Corporation Law or (iv) any action asserting a claim governed by the internal affairs doctrine. The choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits against us and our directors, officers and other employees. Alternatively, if a court were to find the choice of forum provision contained in our amended and restated bylaws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, results of operations and financial condition.

If securities or industry analysts do not publish or cease publishing research or reports about us, our business, our market or our competitors, or if they adversely change their recommendations regarding our common stock, the market price of our common stock and trading volume could decline.

The market for our common stock will be influenced by the research and reports that securities or industry analysts may publish about us, our business, our market or our competitors. If any of the analysts who may cover us adversely change their recommendations regarding our common stock, or provide more favorable recommendations about our competitors, the market price of our common stock would likely decline. If any of the analysts who may cover us were to cease coverage of our company or fail to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause the market price of our common stock and trading volume to decline.

We do not expect to declare any dividends in the foreseeable future.

We do not anticipate declaring any cash dividends to holders of our common stock in the foreseeable future. Consequently, investors may need to rely on sales of our common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investment. Investors seeking cash dividends should not purchase shares of our common stock.

Additional stock issuances could result in significant dilution to our stockholders.

We may issue additional equity securities to raise capital, make acquisitions or for a variety of other purposes. Additional issuances of our stock may be made pursuant to the exercise or conversion of new or existing convertible debt securities, warrants, stock options or other equity incentive awards to new and existing service providers. Any such issuances will result in dilution to existing holders of our stock. We rely on equity- based compensation as an important tool in recruiting and retaining employees. The amount of dilution due to equity-based compensation of our employees and other additional issuances could be substantial.

As an emerging growth company within the meaning of the Securities Act, we will utilize certain modified disclosure requirements, and we cannot be certain if these reduced requirements will make our common stock less attractive to investors.

We are an emerging growth company, and, for as long as we continue to be an emerging growth company, we may choose to take advantage of exemptions from various reporting requirements applicable to other public companies but not to “emerging growth companies.” These exemptions include not being required to have our independent registered public accounting firm audit our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We are utilizing, and we plan in future filings with the SEC to continue to utilize, the modified disclosure requirements available to emerging growth companies. As a result, our stockholders may not have access to certain information they may deem important. We could remain an “emerging growth company” for up to five years following the anniversary of our initial public offering, or until the earliest of (1) the last day of the first fiscal year in which our annual gross revenue reaches or exceeds $1.0 billion, (2) the date that we become a “large accelerated filer” as defined in the Exchange Act, which could occur as early as January 1, 2017 or (3) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the preceding three-year period.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

Option and RSU Issuances

From April 1, 2015 through June 30, 2015, we granted to our directors, officers, and employees 2,862,500 options under our equity compensation plans at an exercise price of $9.17 per share.

From April 1, 2015 to June 30, 2015, we granted to our directors, officers, and employees an aggregate of 170,000 restricted stock units to be settled in shares of our common stock under our equity compensation plans.

Common Stock Issuances in Connection with Acquisitions

In April 2015 we issued an aggregate of 1,400,000 shares of our common stock in connection with the acquisition of a company as consideration to five individuals and entities who were former service providers and/or stockholders of such company.

None of the foregoing transactions involved any underwriters, underwriting discounts or commissions, or any public offering. Unless otherwise specified above, we believe these transactions were exempt from registration under the Securities Act in reliance upon Section 4(2) of the Securities Act (or Regulation S or Regulation D promulgated thereunder), or Rule 701 promulgated under Section 3(b) of the Securities Act as transactions by an issuer not involving any public offering or pursuant to benefit plans and contracts relating to compensation as provided under Rule 701. The recipients of the securities in each of these transactions represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were placed upon the stock certificates issued in these transactions. All recipients had adequate access, through their relationships with the Registrant, to information about the Registrant. The sales of these securities were made without any general solicitation or advertising.

Use of Proceeds

The Registration Statement on Form S-1 (File No. 333-205217) (the Form S-1) for the initial public offering of our common stock was declared effective by the SEC on August 4, 2015. The Registration Statement on Form S-1 registered an aggregate of 17,900,000 shares of our common stock. On August 10, 2015, we closed our initial public offering and sold 17,900,000 shares of our common stock at a public offering price of $14.00 per share for an aggregate offering price of approximately $250.6 million. We received net proceeds of $228.8 million after deducting underwriting discounts and commissions of $16.3 million but before deducting offering costs of approximately $8.7 million, and excluding the proceeds received by the selling stockholders who sold an aggregate of 417,732 shares of the total 17,900,000 shares sold in the initial public offering. No payments for such expenses were made directly or indirectly to (i) any of our officer or directors or their associates, (ii) any persons owning 10% or more of any class of our equity securities, or (iii) any of our affiliates.

We maintain the funds received in cash and cash equivalents. Our principal uses of these proceeds will be to fund our operations, including the costs of acquisition and installation of solar energy systems and other working capital requirements.

Issuer Purchases of Equity Securities

None

Item 6. EXHIBITS

The documents listed in the Exhibit Index of this Quarterly Report on Form 10-Q are incorporated by reference or are filed with this Quarterly Report on Form 10-Q, in each case as indicated therein (numbered in accordance with Item 601 of Regulation S-K).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: September 14, 2015.

SUNRUN INC.

By:	/s/ Lynn Jurich
Lynn Jurich
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Bob Komin
Bob Komin
Chief Financial Officer
(Principal Accounting and Financial Officer)

EXHIBIT INDEX

Exhibit		Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of the Registrant

3.2	Amended and Restated Bylaws of the Registrant

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Schema Linkbase Document.

101.CAL	XBRL Taxonomy Definition Linkbase Document.

101.DEF	XBRL Taxonomy Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Labels Linkbase Document.

101.PRE	XBRL Taxonomy Presentation Linkbase Document.

†

The certifications attached as Exhibit 32.1 that accompany this Quarterly Report on Form 10-Q, are deemed furnished and not filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Sunrun Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.