Form 10-Q
period 2015-09-30
Sunrun Inc.
filed 2015-11-13
CIK 1469367

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐

Non-accelerated filer	☒	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

As of November 10, 2015, the number of shares of the registrant’s common stock outstanding was 101,081,981.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

SUNRUN INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share values)

	September 30, 2015	December 31, 2014
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$263,006	$152,154
Restricted cash	8,076	2,534
Accounts receivable (net of allowances for doubtful accounts of $1,200 and $703 as of September 30, 2015 and December 31, 2014, respectively)	53,717	43,189
Grants receivable	9,198	5,183
Inventories	51,907	23,914
Prepaid expenses and other current assets	8,375	9,560
Deferred tax assets, current	4,632	3,048
Total current assets	398,911	239,582
Restricted cash	7,813	6,012
Solar energy systems, net	1,837,047	1,480,223
Property and equipment, net	34,743	22,195
Intangible assets, net	23,756	13,111
Goodwill	87,555	51,786
Prepaid tax asset	170,000	109,381
Other assets	23,201	13,342
Total assets(1)	$2,583,026	$1,935,632
Liabilities and total equity
Current liabilities:
Accounts payable	$97,908	$51,166
Distributions payable to noncontrolling interests and redeemable noncontrolling interests	7,224	6,764
Accrued expenses and other liabilities	45,636	25,445
Deferred revenue, current portion	52,590	44,398
Deferred grants, current portion	13,980	13,754
Capital lease obligation, current portion	6,441	1,593
Long-term debt, current portion	1,803	2,602
Solar asset-backed notes, current portion	2,967	—
Lease pass-through financing obligation, current portion	2,837	5,161
Total current liabilities	231,386	150,883
Deferred revenue, net of current portion	524,950	467,726
Deferred grants, net of current portion	224,689	226,801
Capital lease obligation, net of current portion	11,406	5,761
Line of credit	133,294	48,597
Long-term debt, net of current portion	224,021	188,052
Solar asset-backed notes, net of current portion	106,731	—
Lease pass-through financing obligation, net of current portion	124,160	180,224
Other liabilities	4,810	2,424
Deferred tax liabilities	174,631	112,597
Total liabilities(1)	1,760,078	1,383,065
Redeemable noncontrolling interests	176,705	135,948
Stockholders’ equity:
Convertible preferred stock, $0.0001 par value—authorized, 200,000 and 57,028 shares as of September 30, 2015 and December 31, 2014, respectively; issued and outstanding, 0 and 54,841 shares as of September 30, 2015 and December 31, 2014, respectively; aggregate liquidation value of $0 and $305,883 as of September 30, 2015 and December 31, 2014, respectively	—	5
Common stock, $0.0001 par value—authorized, 2,000,000 and 119,547 shares as of September 30, 2015 and December 31, 2014, respectively; issued and outstanding, 100,807 and 24,249 shares as of September 30, 2015 and December 31, 2014, respectively	10	2
Additional paid-in capital	636,517	383,860
Accumulated other comprehensive loss	(2,695)	—
Accumulated deficit	(72,226)	(59,003)
Total stockholders’ equity	561,606	324,864
Noncontrolling interests	84,637	91,755
Total equity	646,243	416,619
Total liabilities, redeemable noncontrolling interests and total equity	$2,583,026	$1,935,632

(1)

The Company’s consolidated assets as of September 30, 2015 and December 31, 2014 include $1,317,653 (unaudited) and $986,878, respectively, in assets of variable interest entities, or VIEs, that can only be used to settle obligations of the VIEs. Solar energy systems, net, as of September 30, 2015 and  December 31, 2014 were $1,232,009 (unaudited) and $942,655, respectively; cash and cash equivalents as of September 30, 2015 and  December 31, 2014 were $68,890 (unaudited) and $29,099, respectively; restricted cash as of September 30, 2015 and  December 31, 2014 were $742 (unaudited) and $593, respectively; accounts receivable, net as of September 30, 2015 and December 31, 2014 were $15,882 (unaudited) and $14,351; respectively; prepaid expenses and other current assets as of September 30, 2015 and December 31, 2014 were $130 (unaudited) and $180, respectively. The Company’s consolidated liabilities as of September 30, 2015 and December 31, 2014 include $519,813 (unaudited) and $474,348, respectively, in liabilities of VIEs whose creditors have no recourse to the Company. These liabilities include accounts payable as of September 30, 2015 and December 31, 2014 of $15,364 (unaudited) and $9,057, respectively; distributions payable to noncontrolling interests and redeemable noncontrolling interests as of September 30, 2015 and December 31, 2014 of $7,174 (unaudited) and $6,426, respectively; accrued expenses and other liabilities as of September 30, 2015 and December 31, 2014 of $188      (unaudited) and $340, respectively; deferred revenue as of September 30, 2015 and December 31, 2014 of $347,832 (unaudited) and $301,792, respectively; deferred grants as of September 30, 2015 and December 31, 2014 of $117,735 (unaudited) and $123,351, respectively; and long-term debt as of September 30, 2015 and December 31, 2014 of $31,520 (unaudited) and $33,382, respectively.

SUNRUN INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share values)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Revenue:
Operating leases and incentives	$31,650	$21,612	$88,416	$63,040
Solar energy systems and product sales	50,950	34,464	116,551	75,378
Total revenue	82,600	56,076	204,967	138,418
Operating expenses:
Cost of operating leases and incentives	28,723	19,112	77,167	51,367
Cost of solar energy systems and product sales	46,468	30,235	106,422	66,043
Sales and marketing	45,382	23,445	104,284	53,207
Research and development	2,240	2,036	7,019	5,962
General and administrative	21,486	17,700	61,469	50,387
Amortization of intangible assets	1,051	575	2,644	1,693
Total operating expenses	145,350	93,103	359,005	228,659
Loss from operations	(62,750)	(37,027)	(154,038)	(90,241)
Interest expense, net	8,475	7,433	24,038	19,757
Loss on early extinguishment of debt	—	—	431	—
Other expenses	87	657	1,405	2,503
Loss before income taxes	(71,312)	(45,117)	(179,912)	(112,501)
Income tax expense (benefit)	903	—	(5,312)	(10,043)
Net loss	(72,215)	(45,117)	(174,600)	(102,458)
Net loss attributable to noncontrolling interests and redeemable noncontrolling interests	(69,447)	(29,903)	(161,377)	(58,292)
Net loss attributable to common stockholders	$(2,768)	$(15,214)	$(13,223)	$(44,166)
Deemed dividend to convertible preferred stockholders	(24,890)	—	(24,890)	—
Net loss available to common stockholders	$(27,658)	$(15,214)	$(38,113)	$(44,166)

Net loss per share available to common shareholders—basic and diluted	$(0.41)	$(0.64)	$(0.96)	$(1.98)
Weighted average shares used to compute net loss per share available to common stockholders—basic and diluted	67,732	23,943	39,612	22,282

SUNRUN INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income (loss) attributable to common stockholders	$(2,768)	$(15,214)	$(13,223)	$(44,166)
Other comprehensive income:
Unrealized loss on derivatives, net of tax benefit of $904 and $0 for the three months and nine months ended September 30, 2015	(4,690)	—	(3,621)	—
Less interest expense on derivatives recognized into earnings	(570)	—	(926)	—
Comprehensive loss	$(6,888)	$(15,214)	$(15,918)	$(44,166)

SUNRUN INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine months Ended September 30,
	2015	2014
Operating activities:
Net loss	$(174,600)	$(102,458)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Noncash losses and impairments	2,545	—
Depreciation and amortization, net of amortization of deferred grants	51,059	35,443
Bad debt expense	1,158	356
Interest on lease pass-through financing	9,425	7,042
Noncash tax benefit	(5,312)	(10,043)
Noncash interest expense	5,349	1,784
Stock—based compensation expense	10,427	6,037
Reduction in lease pass—through financing obligations	(16,059)	(8,337)
Changes in operating assets and liabilities:
Accounts receivable	(5,999)	(6,008)
Inventories	(27,993)	(4,928)
Prepaid and other assets	3,039	4,317
Accounts payable	37,605	10,173
Accrued expenses and other liabilities	5,568	7,545
Deferred revenue	31,856	63,040
Net cash provided by (used in) operating activities	(71,932)	3,963

Investing activities:
Payments for the costs of solar energy systems, leased and to be leased	(408,861)	(296,810)
Purchases of property and equipment	(8,416)	(6,185)
Acquisitions of businesses, net of cash acquired	(14,575)	(36,384)
Net cash used in investing activities	(431,852)	(339,379)

Financing activities:
Proceeds from grants and state tax credits	4,975	72
Proceeds from issuance of debt	318,000	13,546
Repayment of debt	(199,860)	(3,683)
Payment of debt fees	(14,751)	(285)
Proceeds from solar asset-backed notes	111,000	—
Repayment of solar asset-backed notes	(1,302)	—
Proceeds from issuance of convertible preferred stock, net of issuance costs	—	143,393
Proceeds from lease pass-through financing obligations	73,300	119,596
Repayment of lease pass-through financing obligations	(88,918)	—
Contributions received from noncontrolling interests and redeemable noncontrolling interests	215,724	144,480
Distributions paid to noncontrolling interests and redeemable noncontrolling interests	(20,248)	(26,294)
Proceeds from exercises of stock options	3,188	2,404
Proceeds from initial public offering, net of offering costs	223,541	—
Payment of capital lease obligation	(2,670)	(843)
Change in restricted cash	(7,343)	(1,016)
Net cash provided by financing activities	614,636	391,370

Net increase in cash and cash equivalents	110,852	55,954
Cash and cash equivalents, beginning of period	152,154	99,699
Cash and cash equivalents, end of period	$263,006	$155,653

Supplemental disclosures of cash flow information
Cash paid for interest	$7,740	$9,926

Supplemental disclosures of noncash investing and financing activities
Costs of solar energy systems included in accounts payable	$8,447	$1,068
Distributions payable to noncontrolling interests and redeemable noncontrolling interests	$7,224	$5,803
Vehicles acquired under capital leases	$13,160	$2,195
Noncash purchase consideration on acquisition of business	$18,718	$76,964
Deemed dividend on Series D and E preferred shares	$24,890	$—
Deferred offering costs not yet paid	$1,463	$—
Deferred offering costs prepaid in prior year	$760	$—

SUNRUN INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.	Organization

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

The Company completed its initial public offering in August 2015 and its common stock is listed on the NASDAQ Global Select Market under the symbol “RUN”.

2.	Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting and, in the opinion of management, include all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the Company’s financial position, results of operations, and cash flows. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations. As such, these unaudited consolidated financial statements should be read in conjunction with the Company’s audited financial statements included in the prospectus dated August 4, 2015 filed with the SEC pursuant to Rule 424 promulgated under the Securities Act of 1933, as amended. The results for the three and nine months ended September 30, 2015 are not necessarily indicative of the results expected for the year ending December 31, 2015 or for any other interim periods or any other period.

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

Revenues from external customers for each group of similar products and services are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Operating leases	$23,688	$17,302	$63,735	$46,719
Incentives	7,962	4,310	24,681	16,321
Operating leases and incentives	31,650	21,612	88,416	63,040
Solar energy systems	9,890	6,474	22,724	14,567
Products	41,060	27,990	93,827	60,811
Solar energy systems and product sales	50,950	34,464	116,551	75,378
Total revenue	$82,600	$56,076	$204,967	$138,418

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

The Company’s financial instruments include cash and cash equivalents, receivables, accounts payable, accrued expenses, distributions payable to noncontrolling interests, derivatives, borrowings on the line of credit, long-term debt and solar asset-backed notes.

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

Clean Energy Experts, LLC

In April 2015, the Company acquired Clean Energy Experts, LLC (“CEE”), a consumer demand and solar lead generation company, for $25.0 million in cash and 1.9 million shares of common stock. Of this amount, $15.0 million in cash was paid and 1.4 million shares were issued in April 2015. The remaining $10.0 million in cash and 500,000 shares are due in two equal installments: $5.0 million which was paid and 250,000 shares were issued in October 2015 and the second installment is due in April 2016. The fair value of assets acquired and liabilities assumed was based upon a preliminary valuation and our estimates and assumptions are subject to change within the measurement period. A portion of the purchase price was set aside in escrow for indemnification of potential liabilities, including potential tax liabilities.

An additional $9.1 million in cash and 600,000 shares of common stock may be issued on April 1, 2017, subject to the achievement of certain sales targets as well as continued employment of certain key employees acquired in the transaction, which will be recorded as compensation expense over a two-year period unless and until the Company assesses that the achievement of sales targets is not probable. The acquisition is expected to enhance the Company’s efficient and consistent access to high-quality leads in existing and new markets.

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

For the three and nine months ended September 30, 2015, the contribution of the acquired business to the Company’s total revenues was $7.0 million and $11.1 million, respectively, as measured from the date of the acquisition. The portion of total expenses and net income associated with the acquired business was not separately identifiable due to the integration with the Company’s operations.

4.	Fair Value Measurements

At September 30, 2015 and December 31, 2014, the carrying value of receivables, accounts payable, accrued expenses, and distributions payable to noncontrolling interests approximates fair value due to their short-term nature. The carrying values and fair values of debt instruments are as follows (in thousands):

	September 30, 2015		December 31, 2014
	Carrying Value	Fair Value	Carrying Value	Fair Value
Line of credit	$133,294	$133,294	$48,597	$48,597
Non-bank term loans	—	—	3,138	3,853
Syndicated term loans	162,079	162,079	124,571	124,571
Bank term loan	31,520	34,917	33,382	35,653
Note payable	32,225	32,166	29,563	28,900
Solar asset-backed notes	109,698	113,178	—	—
Total	$468,816	$475,634	$239,251	$241,574

At September 30, 2015 and December 31, 2014, the fair value of the Company’s lines of credit and the syndicated term loans approximates their carrying values because their interest rates are variable rates that approximate rates currently available to the Company. At September 30, 2015, the fair value of the Company’s bank term loan, note payable and asset-backed notes are based on rates currently offered for debt with similar maturities and terms.  At December 31, 2014, the fair value of the Company’s non-bank term loan, bank term loan, and note payable are based on rates currently offered for debt with similar maturities and terms. The Company’s fair value of the debt instruments fell under the Level 3 hierarchy. These valuation techniques involve some level of management estimation and judgment, the degree of which is dependent on the price transparency for the instruments or market.

The Company determines the fair value of its interest rate swaps using a discounted cash flow model which incorporates an assessment of the risk of non-performance by the interest rate swap counterparty and an evaluation of the Company’s credit risk in valuing derivative instruments. The valuation model uses various inputs including contractual terms, interest rate curves, credit spreads and measures of volatility. The Company determines the fair value of its warrants issued using the Black-Scholes option-pricing model. The volatility used in the fair value measurement of the warrant liability was 33.40% which was the significant unobservable input. Prior to 2015, the Company did not have derivative financial instruments. At September 30, 2015, financial instruments measured at fair value on a recurring basis, based upon the fair value hierarchy are as follows (in thousands):

	September 30, 2015
	Level 1	Level 2	Level 3	Total
Derivative liabilities:
Interest rate swaps	$—	$2,695	$—	$2,695
Warrants	—	—	427	427
Total	$—	$2,695	$427	$3,122

5.	Inventories

Inventories consist of the following (in thousands):

	September 30, 2015	December 31, 2014
Raw materials	$49,779	$21,531
Work-in-process	2,128	2,383
Total	$51,907	$23,914

6.	Solar Energy Systems, net

Solar energy systems, net consists of the following (in thousands):

	September 30, 2015	December 31, 2014
Solar energy system equipment costs	$1,723,605	$1,406,478
Inverters	162,203	123,910
Initial direct costs	58,246	36,279
Total solar energy systems	1,944,054	1,566,667
Less: accumulated depreciation and amortization	(193,776)	(143,028)
Add: construction-in-progress	86,769	56,584
Total solar energy systems, net	$1,837,047	$1,480,223

All solar energy systems, construction-in-progress, and inverters have been leased to or are subject to a signed Customer Agreement with customers. The Company recorded depreciation expense related to solar energy systems of $19.3 million and $51.3 million for the three and nine months ended September 30, 2015, respectively, and $14.2 million and $39.7 million for the three and nine months ended September 30, 2014, respectively. The depreciation expense was reduced by the amortization of deferred grants of $3.5 million and $10.6 million for the three and nine months ended September 30, 2015, respectively, and $3.5 million and $10.4 million for the three and nine months ended September 30, 2014, respectively.

7.	Goodwill and Intangible Assets, net

The change in the carrying value of goodwill is as follows (in thousands):

Balance—December 31, 2014	$51,786
Acquisition of CEE (Note 3)	35,769
Balance—September 30, 2015	$87,555

Intangible assets, net as of September 30, 2015 consist of the following (in thousands):

				Weighted
				average
		Accumulated	Carrying	remaining life
	Cost	amortization	value	(in years)
Backlog	$200	$(200)	$—	—
Customer relationships	14,660	(2,193)	12,467	7.6
Developed technology	6,820	(894)	5,926	4.4
Trade names	6,990	(1,627)	5,363	5.5
Total	$28,670	$(4,914)	$23,756

Intangible assets, net as of December 31, 2014 consist of the following (in thousands):

				Weighted
				average
		Accumulated	Carrying	remaining life
	Cost	amortization	value	(in years)
Backlog	$200	$(183)	$17	0.1
Customer relationships	10,270	(1,055)	9,215	8.4
Developed technology	910	(167)	743	4.1
Trade names	4,000	(864)	3,136	4.1
Total	$15,380	$(2,269)	$13,111

The Company recorded amortization of intangible assets expense of $1.1 million and $2.6 million for the three and nine months ended September 30, 2015, respectively, and $0.6 million and $1.7 million for the three and nine months ended September 30, 2014, respectively.

8.	Indebtedness

As of September 30, 2015, debt consisted of the following (in thousands):

				Unused	Annual
	Carrying Values, net of			Borrowing	Contractual	Interest	Maturity
	debt discount			Capacity	Interest Rate	Rate	Date
	Current	Long Term	Total
Recourse debt:
Bank line of credit	$—	$133,294	$133,294	$43,094	Varies[1]	3.45% -5.50%	April 2018
Total recourse debt	$—	$133,294	$133,294	$43,094

Non-recourse debt:
Syndicated term loans	678	161,401	162,079	7,600	LIBOR + 2.75%Term A	3.05%	December 2021
					LIBOR + 5.00%Term B	6.00%	December 2021
Bank term loans	1,125	30,395	31,520	—	6.25%	6.25%	April 2022
Note payable	—	32,225	32,225	—	12.00%	12.00%	December 2018
Solar asset- backed notes	2,967	106,731	109,698	—	4.40% - Class A	4.40%	July 2024
					5.38% - Class B	5.38%	July 2024
Total non- recourse debt	4,770	330,752	335,522	7,600
Total debt	$4,770	$464,047	$468,816	$50,694

As of December 31, 2014, debt consisted of the following (in thousands):

				Unused	Annual
	Carrying Values, net of			Borrowing	Contractual	Interest	Maturity
	debt discount			Capacity	Interest Rate	Rate	Date
	Current	Long Term	Total
Recourse debt:
Bank line of credit	$—	$48,597	$48,597	$—	Prime Rate + 1.00%	4.25%	December 2016
Total recourse debt	$—	$48,597	$48,597	$—

Non-recourse debt:
Non-bank term loans	207	2,931	3,138	—	9.08%	9.08%	December 2024
Syndicated term loans	958	123,613	124,571	5,000	LIBOR + 2.75% - Term A	3.01%	December 2021
					LIBOR + 5.00% - Term B	6.00%	December 2021
Bank term loans	1,437	31,945	33,382	—	6.25%	6.25%	April 2022
Note payable	—	29,563	29,563	—	12.00%	12.00%	December 2018
Total non- recourse debt	2,602	188,052	190,654	5,000
Total debt	$2,602	$236,649	$239,251	$5,000

1 Loans under the facility bear interest at LIBOR + 3.25% or the Base Rate + 2.25%. The Base Rate is the highest of the Federal Funds Rate + 0.50%, the Prime Rate, or LIBOR + 1.00%.

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

Under the terms of the new working capital facility, the Company is required to meet various restrictive covenants, including meeting certain reporting requirements, such as the completion and presentation of audited consolidated financial statements. The Company is also required to maintain minimum unencumbered liquidity of at least $25.0 million in the aggregate as of the last day of each calendar month. The Company is further required to maintain a modified interest coverage ratio of 2.00:1.00 or greater, measured quarterly as of the last day of each quarter.  The Company was in compliance with all debt covenants as of September 30, 2015.

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

Syndicated Credit Facilities

In December 2014, subsidiaries of the Company entered into secured credit facilities agreements with a syndicate of banks for up to $195.4 million in committed facilities. These facilities include a $158.5 million senior term loan (“Term Loan A”) and a $24.0 million subordinated term loan (“Term Loan B”). In addition, the credit facilities also include a $5.0 million working capital revolver commitment and a $7.9 million senior secured revolving letter of credit facility which draws are solely for the purpose of satisfying the required debt service reserve amount if necessary. Term Loan A, the working capital revolver and the letter of credit bear interest at a rate of LIBOR + 2.75% with a 25 basis point step up triggered on the fourth anniversary. Term Loan B bears interest at a rate of LIBOR + 5.00% with a LIBOR floor of not less than 1.00%. Prepayments are permitted under Term Loan A at par without premium or penalty, and under Term Loan B prepayment penalties range from 0%-2%, depending on the timing of the prepayment. The principal and accrued interest on any outstanding loans mature on December 31, 2021. The proceeds of these facilities were used to repay certain non-bank term loans of $94.4 million and to fund general corporate needs.

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

The Company is required to maintain certain financial measurements and reporting covenants under the terms of the credit facilities. At September 30, 2015, the Company was in compliance with the credit facility covenants.

Bank Term Loan

In December 2013, a subsidiary of the Company entered into an agreement with a bank for a term loan of $38.0 million. The proceeds of this term loan were distributed to the members of this subsidiary, including the Company. The loan is secured by the assets and related cash flow of this subsidiary and is nonrecourse to the Company’s other assets. The Company was in compliance with all debt covenants as of September 30, 2015.

Notes Payable

In December 2013, a subsidiary of the Company entered into a Note Purchase Agreement with an investor for the issuance of senior notes in exchange for proceeds of $27.2 million. The loan proceeds were distributed to the Company for general corporate purposes. On the last business day of each quarter, commencing with March 31, 2014, to the extent the Company’s subsidiary has insufficient funds to pay the full amount of the stated interest of the outstanding loan balance, a PIK interest rate of 12% is accrued and added to the outstanding balance. As of September 30, 2015 and December 31, 2014, the portion of the outstanding loan balance that related to PIK interest was $5.5 million and $2.9 million, respectively. The senior notes are secured by the assets and related cash flows of certain of the Company’s subsidiaries and are nonrecourse to the Company’s other assets. The entire outstanding principal balance is payable in full on the maturity date. The Company was in compliance with all debt covenants as of September 30, 2015.

Solar Asset-Backed Notes

In July 2015, the Company entered into a securitization transaction pursuant to which the Company pooled and transferred qualifying solar energy systems and related lease agreements secured by associated customer contracts (“Solar Assets”) into a special purpose entity (“Issuer”), and issued $100.0 million in aggregate principal of Solar Asset-Backed Notes, Series 2015-1, Class A, and $11.0 million in aggregate principal of Solar Asset-Backed Notes, Class B, backed by these Solar Assets to certain investors (“Notes”). The Issuer is wholly owned by the Company and is consolidated in the Company’s financial statements. Accordingly, the Company did not recognize a gain or loss on the transfer of these assets. As of September 30, 2015, these Solar Assets had a carrying value of $192.2 million and are included under Solar energy systems, net, in the consolidated balance sheets.  The Notes were issued at a discount of 0.08%.

The Company retained $7.3 million net of fees from proceeds from the Notes. In connection with the transaction, the Company modified two lease pass-through arrangements with an investor. The lease pass-through arrangements had been accounted for as a borrowing and any amounts outstanding from the arrangements were reported as lease pass-through financing obligation as further explained in Note 10, Lease Pass-Through Financing Obligations. The balance that was then outstanding under these arrangements was $119.7 million. The Company partially repaid this obligation by paying the investor an aggregate amount of $88.9 million. The Company accounted for the modification of the lease pass-through obligation as a modification of debt and did not record any gain or loss on the transaction.

The modified lease-pass through arrangements require the majority of the cash flows generated by the Solar Assets to be passed on to the Issuer through monthly lease payments from the investor. Those cash flows are used to service the monthly Note principal and interest payments and satisfy the Issuer’s expenses, and any residual cash flows are retained by the fund investor and recorded as a reduction in the remaining financing obligation. The Company recognizes revenue earned from the associated Customer Agreements in accordance with the Company’s revenue recognition policy. The assets and cash flows generated by the Solar Assets are not available to the other creditors of the Company, and the creditors of the Issuer, including the Note holders, have no recourse to the Company’s other assets. The Company was in compliance with all debt covenants as of September 30, 2015.

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

In January 2015, the Company purchased interest rate swaps with a notional amount aggregating $109.1 million. The interest rate swap contracts were executed with four counterparties who were part of the lender group on the Company’s syndicated term loans. As of September 30, 2015 the unrealized fair market value loss on the interest rate swaps was $2.7 million as included in other liabilities in the consolidated balance sheet.

The interest rate swaps have been designated as cash flow hedges. In the nine months ended September 30, 2015, the hedge relationships on the Company’s interest rate swaps have been assessed as highly effective as the critical terms of the interest rate swaps match the critical terms of the underlying forecasted hedged transactions. Accordingly, changes in the fair value of these derivatives are recorded as a component of accumulated other comprehensive loss, net of a provision for income taxes. Changes in the fair value of these derivatives are subsequently reclassified into earnings, and are included in interest expense, net in the Company’s statement of operations, in the period that the hedged forecasted transactions affects earnings. During the next twelve months, the Company estimates that an additional $2.1 million will be reclassified as an increase to interest expense. For the three and nine months ended September 30, 2015, the Company recorded an unrealized loss of $4.7 million and $3.6 million, respectively, net of the applicable tax benefit of $0.9 million and $0.0 million, respectively. There were no undesignated derivative instruments recorded by the Company as of September 30, 2015.

At September 30, 2015, the Company had the following designated derivative instruments classified as derivative liabilities as reported in other liabilities in the Company’s balance sheet (in thousands, other than quantity and interest rates):

Type	Quantity	Maturity Dates	Hedge Interest Rates	Notional Amount	Fair Market Value	Credit Risk Adjustment	Adjusted Fair Market Value	Deferred Tax Benefit	Loss Recognized in Accumulated Comprehensive Loss	Interest Expense Recognized into Earnings
Interest Rate swaps	4	10/31/2028	2.17%-2.18%	$109,143	$2,212	$483	$2,695	$—	$2,695	$926

In July 2015, the Company entered into a letter of intent to issue 1,250,764 warrants to purchase the Company’s common stock to the former Series D and E preferred stockholders as an inducement to convert their shares of convertible preferred stock into shares of common stock immediately prior to the closing of the Company’s initial public offering and waive any potential anti-dilution adjustments resulting from the issuance of shares in the Company’s common stock in the Company’s initial public offering. The warrants were issued on September 30, 2015. The warrants are exercisable for three years from the date of grant and have an exercise price of $22.50 per share. The warrant derivatives are recorded at fair value as derivative liabilities as reported in other liabilities in the Company’s consolidated balance sheet. The fair market value of the warrants on the commitment date was $1.5 million. The warrants are remeasured at each reporting period with the changes in the fair value presented in other expenses in the Company’s statement of operations.

At September 30, 2015, the fair market value of the warrant was $0.4 million, resulting in a gain of $1.1 million for the three and nine months ended September 30, 2015.

10.	Lease Pass-Through Financing Obligations

The Company has five ongoing transactions referred to as “lease pass-through arrangements.” Under lease pass-through arrangements, the Company leases solar energy systems to Fund investors under a master lease agreement, and these investors in turn are assigned the leases with customers. The Company receives all of the value attributable to the accelerated tax depreciation and some or all of the value attributable to the other incentives. The Company assigns to the Fund investors the value attributable to the ITC, and, for the duration of the master lease term, the long-term recurring customer payments. Given the assignment of the operating cash flows, these arrangements are accounted for as financing obligations. In addition, in one of the lease pass-through structures, the Company sold, as well as leased, solar energy systems to a Fund investor under a master purchase agreement. As the substantial risks and rewards in the underlying solar energy systems were retained by the Company, this arrangement was also accounted for as a financing obligation.

Under these lease pass-through arrangements, wholly owned subsidiaries of the Company finance the cost of solar energy systems with investors for an initial term of 20 – 25 years. The solar energy systems are subject to Customer Agreements with an initial term not exceeding 20 years. These solar energy systems are reported under the line item solar energy systems, net in the consolidated balance sheets. As of September 30, 2015 and December 31, 2014, the cost of the solar energy systems placed in service under the lease pass-through arrangements was $396.4 million and $322.2 million, respectively. The accumulated depreciation related to these assets as of September 30, 2015 and December 31, 2014 was $29.7 million and $19.3 million, respectively.

As discussed in Note 8, Indebtedness, in connection with the pooling of assets related to the securitization transaction entered into in July 2015, an aggregate amount of $88.9 million of the lease pass-through financing obligation was repaid.

In September 2015, the Company entered into a new lease pass-through arrangement and in connection with this arrangement, the Company agreed to defer a portion (up to 25%) of the amounts required to be paid upfront under the arrangement through a loan between an indirectly wholly owned subsidiary of the Company and a subsidiary of the fund investor. The term loan agreement is for an aggregate amount up to $30.0 million. The loan is collateralized by the related cash flows assigned to the fund investor. There is a legal right to offset the loan if an event of default has occurred.  Therefore, the lease pass-through related to this arrangement is recorded net of the loan. As of September 30, 2015, the loan amount was $6.0 million.

11.	VIE Arrangements

The Company consolidated various VIEs at September 30, 2015 and December 31, 2014. The carrying amounts and classification of the VIEs’ assets and liabilities included in the consolidated balance sheets are as follows (in thousands):

	September 30, 2015	December 31, 2014
Assets
Current assets
Cash and cash equivalents	$68,890	$29,099
Restricted cash	324	228
Accounts receivable, net	15,882	14,351
Prepaid expenses and other current assets	130	180
Total current assets	85,226	43,858
Restricted cash	$418	$365
Solar energy systems, net	1,232,009	942,655
Total Assets	$1,317,653	$986,878

Liabilities
Current liabilities
Accounts payable	$15,364	$9,057
Distribution payable to noncontrolling interests and redeemable noncontrolling interests	7,174	6,426
Accrued expenses and other liabilities	188	340
Deferred revenue, current portion	19,651	16,991
Deferred grants, current portion	7,213	7,225
Long-term debt, current portion	1,125	1,437
Total current liabilities	50,715	41,476
Deferred revenue, net of current portion	328,181	284,801
Deferred grants, net of current portion	110,522	116,126
Long-term debt, net of current portion	30,395	$31,945
Total liabilities	$519,813	$474,348

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

The Company holds certain variable interests in nonconsolidated VIEs established as a result of five lease pass-through Fund arrangements.  The Company does not have material exposure to losses as a result of its involvement with the VIEs in excess of the amount of the financing liability recorded in the Company’s consolidated financial statements. The Company is not considered the primary beneficiary of the VIEs.

12.	Redeemable Noncontrolling Interests and Equity

On August 10, 2015, the Company closed its initial public offering in which 17,900,000 shares of common stock were sold at a public offering price of $14.00 per share, resulting in net proceeds of approximately $221.3 million, after deducting underwriting discounts and commissions and $7.5 million in offering expenses payable by the Company, and excluding the proceeds received by the selling stockholders who sold an aggregate of 417,732 shares of the total 17,900,000 shares sold in the initial public offering.

Immediately prior to closing of the Company’s initial public offering, all 54,840,767 shares of the Company’s outstanding preferred stock were automatically converted into shares of the Company’s common stock. In addition, the Company issued 1,667,683 shares of common stock and executed a letter of intent to issue 1,250,764 warrants subject to contingencies being met to purchase the Company’s common stock to the former Series D and E preferred stockholders as an inducement to convert their shares of convertible preferred stock into shares of common stock immediately prior to the closing of the Company’s initial public offering and to waive any potential anti-dilution adjustments resulting from the issuance of shares in the Company’s common stock in the Company’s initial public offering. The additional shares and warrants resulted in a beneficial conversion feature as a result of the inducement for Series D and E preferred stock and the Company recognized a $24.9 million deemed dividend to Series D and E preferred stockholders at the conversion date. This non-cash charge impacts net loss attributable to our common stockholders and basic and diluted net loss per share applicable to common stockholders. The warrants were issued on September 30, 2015 and are considered freestanding derivatives as disclosed in Note 9, Derivatives.

The changes in total stockholder’s equity, redeemable noncontrolling interests, and noncontrolling interest were as follows (in thousands):

	Redeemable Noncontrolling Interests	Total Stockholders' Equity	Noncontrolling Interests	Total Equity
Balance - January 1, 2015	$135,948	$324,864	$91,755	$416,619
Exercise of stock options	—	3,188	—	3,188
Stock based compensation	—	10,547	—	10,547
Contributions from noncontrolling interests and redeemable noncontrolling interests	110,984	—	104,739	104,739
Distributions to noncontrolling interests and redeemable noncontrolling interests	(9,906)	—	(10,802)	(10,802)
Issuance of shares due to business acquisition	—	19,148	—	19,148
Inducement shares issued to Series D and E preferred stockholders	—	23,349	—	23,349
Deemed dividend to Series D and E convertible preferred stockholders	—	(24,890)	—	(24,890)
Issuance of common stock in connection with the initial public offering, net of issuance costs	—	221,318	—	221,318
Net loss	(60,321)	(13,223)	(101,055)	(114,278)
Unrealized loss on derivatives	—	(2,695)	—	(2,695)
Balance - September 30, 2015	$176,705	$561,606	$84,637	$646,243

The carrying value of redeemable noncontrolling interests as September 30, 2015 and December 31, 2014 was greater than the redemption value, except for two funds at September 30, 2015 and two funds at December 31, 2014 where the carrying value has been adjusted to the redemption value.

13.	Stock-Based Compensation

The following table summarizes the activity for all stock options under all of the Company’s equity incentive plans for the nine months ended September 30, 2015 (shares in thousands):

		Weighted	Weighted
		Average	Average
	Options	Exercise Price	Remaining
	Outstanding	Outstanding	Contractual Life
Outstanding at December 31, 2014	11,408	$4.42	$8.2
Granted	3,627	9.64
Exercised	(1,116)	2.88
Cancelled / forfeited	(897)	5.79
Outstanding at September 30, 2015	13,022	$5.91	$8.1

Options vested and exercisable at September 30, 2015	5,841	3.80	$7.0

Options vested and expected to vest at September 30, 2015	10,930	5.63	$7.9

There were 775,098 and 469,000 unvested exercisable shares as of September 30, 2015 and December 31, 2014, respectively, which are subject to a repurchase option held by the Company at the original exercise price. These exercisable but unvested shares have a weighted average remaining vesting period of 2.6 years. There was no exercise of unvested options in the nine months ended September 30, 2015 and 2014.

The weighted-average grant-date fair value of stock options granted during the nine months ended September 30, 2015 and 2014 were $4.68 and $3.72 per share, respectively. The total intrinsic value of the options exercised during the nine months ended September 30, 2015 and 2014 was $7.6 million and $4.2 million, respectively. The intrinsic value is the difference of the current fair value of the stock and the exercise price of the stock option. The total fair value of options vested during the nine months ended September 30, 2015 and 2014 was $7.4 million and $2.9 million, respectively.

The Company estimates the fair value of stock-based awards on their grant date using the Black-Scholes option-pricing model. The Company estimates the fair value using a single-option approach and amortizes the fair value on a straight-line basis for options expected to vest. All options are amortized over the requisite service periods of the awards, which are generally the vesting periods.

The Company estimated the fair value of stock options with the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Risk-free interest rate	1.59%-1.71%	1.57%-2.01%	1.55%-1.95%	1.57%-2.01%
Volatility	36.30%-36.53%	37.51%-45.80%	36.30%-39.63%	37.51%-46.68%
Expected term (in years)	5.50-6.07	5.00-6.08	5.50-6.23	5.00-6.08
Expected dividend yield	0.00%	0.00%	0.00%	0.00%

The expected term assumptions were determined based on the average vesting terms and contractual lives of the options. The risk-free interest rate is based on the rate for a U.S. Treasury zero-coupon issue with a term that approximates the expected life of the option grant. For stock options granted in the nine months ended September 30, 2015 and 2014, the Company considered the volatility data of a group of publicly traded peer companies in its industry. Forfeiture rates are estimated using the Company’s expectations of forfeiture rates for the Company’s employees and are adjusted when estimates change. The estimation of stock awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from the Company’s current estimates, such amounts will be recorded as a cumulative adjustment in the period the estimates are revised. The Company considers many factors when estimating expected forfeitures, including historical forfeiture pattern, the types of awards and employee class. Actual results, and future changes in estimates, may differ substantially from management’s current estimates.

In 2014, the Company granted a total of 947,342 RSUs that are subject to certain performance targets to a third party partner. The RSUs will vest upon the third party originating certain thresholds of expected megawatts in new systems for the period starting August 2014 and ending August 2017. In addition, these RSUs are subject to a clawback provision that requires the holder of the RSUs to either forfeit all the RSUs or pay the Company the grant date fair value for all RSUs that are not forfeited if the third party breaches the exclusivity provision of the parties’ commercial agreement. Additionally, 372,342 of these RSUs are also subject to an additional performance-based clawback provision that is based on the third party originating certain additional thresholds of expected megawatts in new systems from April 2016 through September 2017. Both the exclusivity and performance-based clawback provisions expire in 2017.

The performance-based provision is considered substantive. As a result, the Company will start recognizing expense when the performance targets are met. The Company recognized $0.3 million compensation expense in the three months and nine months ended September 30, 2015 as certain performance targets were met.

The following table summarizes the activity for all RSUs under all the Company’s equity incentive plans for the nine months ended September 30, 2015 (shares in thousands):

		Weighted
		Average Grant
		Date Fair
	Shares	Value
Unvested balance at December 31, 2014	947	$9.40
Granted	757	11.43
Vested	62	9.40
Cancelled / forfeited	(19)	11.40
Unvested balance at September 30, 2015	1,747	$10.50

In the three and nine months ended September 30, 2015, the Company recognized $0.1 million and $1.6 million in compensation expense, respectively, resulting from sales of 125,100 and 1,131,028 shares, respectively, by employees and former employees to existing investors for amounts in excess of the deemed fair value.

The Company recognized stock-based compensation expense, including the compensation expense resulting from the sales of common stock by employees and former employees to existing investors, in the consolidated statements of operations as follows (in thousands):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2015	2014	2015	2014
Cost of operating leases and incentives	$545	$61	$842	$173
Cost of solar energy systems and product sales	61	74	173	141
Sales and marketing	1,656	297	3,292	793
Research and development	1	75	127	214
General and administration	1,743	1,220	5,993	4,716
Total	$4,006	$1,727	$10,427	$6,037

As of September 30, 2015 and December 31, 2014, total unrecognized compensation cost related to outstanding stock options was $24.0 million and $12.1 million respectively, which is expected to be recognized over a weighted-average period of 2.9 years and 2.8 years, respectively.

Employee Stock Purchase Plan

In August 2015, the Company adopted the Employee Stock Purchase Plan (“ESPP”), under which 1,000,000 shares of the Company’s common stock have been reserved for issuance to eligible employees. The number of shares of common stock available for sale under the Company’s ESPP will also include an annual increase on the first day of each fiscal year beginning on January 1, 2016, equal to the least of (i) 5,000,000 shares (ii) 2% of the common stock as of the last day of the immediately preceding fiscal year or (iii) such other amount as the Company’s board of directors may determine. Employees are offered shares bi-annually through two six month offering periods, which begin on the first trading day on or after May 15 and November 15 of each year. The first offering period begins in November 2015. Employees may purchase a limited number of shares of the Company’s common stock via regular payroll deductions at a discount of 15% of the lower of the fair market value of the Company’s common stock on the first trading date of each offering period or on the exercise date. Employees may deduct up to 15% of payroll up to $25,000 per calendar year, with a cap of 2,000 shares per employee per offering period.

14.	Income Taxes

The income tax expense for the three months ended September 30, 2015 and 2014 was 1.3% and 0.0%. The income tax benefit for the nine months ended September 30, 2015 and 2014 was 3.0% and 9.0%, respectively. The differences between the actual consolidated effective income tax rate and the U.S. federal statutory rate were primarily attributable to the allocation of losses on noncontrolling interest and redeemable noncontrolling interests, the prepaid income taxes due to intercompany transactions and other miscellaneous items.

The Company sells solar energy systems to investment funds.  As the investment funds are consolidated by the Company, the gain on the sale of the assets has been eliminated in the consolidated financial statements.  These transactions are treated as intercompany sales and any tax expense incurred related to these sales is being deferred and amortized over the estimated useful life of the underlying systems which has been estimated to be 30 years.  The deferral of the tax expense results in recording of a prepaid tax asset.  As of September 30, 2015 and December 31, 2014, the Company recorded long–term prepaid tax assets of $170.0 million and $109.4 million, net of amortization.

Uncertain Tax Positions

As of September 30, 2015, the Company had $1.5 million of unrecognized tax benefits related to the acquisition of CEE. In addition, there was $0.1 million and $0.2 million of interest and penalties for uncertain tax positions as of September 30, 2015. As of December 31, 2014, there was no unrecognized tax benefits and there were no interest and penalties accrued for any uncertain tax position. The Company does not have any tax positions for which it is reasonably possible the total amount of gross unrecognized benefits will increase or decrease within the next 12 months.  The Company is subject to taxation and files income tax returns in the United States, and various state and local jurisdictions.  Due to the Company’s net losses, substantially all of its federal, state and local income tax returns since inception are still subject to audit.

15.	Commitments and Contingencies

Letters of Credit

As of September 30, 2015 and December 31, 2014, the Company had $6.0 million and $5.8 million, respectively, of unused letters of credit outstanding, which carry fees ranging from 2.00% - 2.75% per annum.

Non-cancellable Operating Leases

The Company leases facilities and equipment under non-cancellable operating leases. Total operating lease expenses were $1.6 million and $4.2 million for the three and nine months ended September 30, 2015, respectively, and $0.9 million and $2.5 million for the three and nine months ended September 30, 2014, respectively.

Certain operating leases contain rent escalation clauses, which are recorded on a straight-line basis over the initial term of the lease with the difference between the rent paid and the straight-line rent recorded as a deferred rent liability. Lease incentives received from landlords are recorded as deferred rent liabilities and are amortized on a straight-line basis over the lease term as a reduction to rent expense. Deferred rent liabilities were $1.9 million and $2.0 million as of September 30, 2015 and December 31, 2014, respectively.

Capital Lease Obligations

As of September 30, 2015 and December 31, 2014, capital lease obligations were $17.8 million and $7.4 million, respectively. The capital lease obligations bear interest at rates up to 10% per annum.

Purchase Commitments

In January 2015, the Company entered into a purchase commitment with one of its suppliers to purchase $70.0 million of photovoltaic modules over the next 12 months with the first modules delivered in January 2015. In October

2015, the Company amended its commitment to purchase additional photovoltaic modules to be delivered until December 2016, for a total commitment of $146.0 million. As of September 30, 2015, $61.0 million of purchases had been delivered.

In June 2015, the Company entered into a purchase commitment with one of its suppliers to purchase $32.0 million of solar energy system modules through December 2016. As of September 30, 2015, $7.9 million of purchases have been delivered.

In June 2015, the Company entered into a purchase commitment to purchase inverters to be delivered between July 2015 and March 2016 for a total of $14.0 million - $20.0 million. As of September 30, 2015, $12.5 million of purchases have been delivered.

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

In July 2012, the Department of Treasury and the Department of Justice (together, the “Government”) opened a civil investigation into the participation by residential solar developers in the Section 1603 grant program. The Government served subpoenas on several developers, including Sunrun, along with their investors and valuation firms. The focus of the investigation is the claimed fair market value of the solar systems the developers submitted to the Government in their grant applications. We have cooperated fully with the Government and plan to continue to do so. No claims have been brought against us. The Company is not able to estimate the ultimate outcome or a range of possible loss at this point.

16.	Net Loss Per Share

The Company calculates net income (loss) per share (EPS) available to common stockholders using the two-class method. The two-class method allocates net income that otherwise would have been available to common shareholders to holders of participating securities. In connection with the Company’s initial public offering, the Company recognized a deemed dividend of $24.9 million to Series D and E convertible preferred shareholders, as further discussed in Note 12, Redeemable Noncontrolling Interests and Equity.

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

The computation of the Company’s basic and diluted net loss per share are as follows (in thousands, except share and per share amounts):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2015	2014	2015	2014
Numerator:
Net loss attributable to common stockholders	$(2,768)	$(15,214)	$(13,223)	$(44,166)
Deemed dividend to convertible preferred stockholders	(24,890)	—	(24,890)	—
Net income (loss) available to common stockholders	(27,658)	(15,214)	(38,113)	(44,166)
Denominator:
Weighted average shares used to compute net loss per share available to common stockholders, basic and diluted	67,732	23,943	39,612	22,282
Basic and diluted	$(0.41)	$(0.64)	$(0.96)	$(1.98)

The following shares were excluded from the computation of diluted net loss per share as the impact of including those shares would be anti-dilutive:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2015	2014	2015	2014
Preferred stock	—	54,841	—	54,841
Outstanding stock options	13,754	11,166	12,262	9,620
Unvested restricted stock units	1,315	340	1,070	107
Total	15,069	66,347	13,332	64,568

17.	Related Party Transactions

An individual who serves as one of the Company’s directors has direct and indirect ownership interests in Enphase Energy, Inc. For the three and nine months ended September 30, 2015, the Company recorded $3.3 million and $8.2 million, respectively, in purchases from Enphase Energy, Inc. and had outstanding payables of $3.7 million and $1.1 million as of September 30, 2015 and December 31, 2014, respectively. For the three and nine months ended September 30, 2014, the Company recorded $3.1 million and $6.0 million, respectively, in purchases from Enphase Energy, Inc.

An individual who served as one of the Company’s directors until March 2015 and his spouse have a direct material ownership interest in REC Solar Commercial Corporation (RECC). For the three and nine months ended September 30, 2015, the Company recorded $0.0 million and $0.3 million, respectively, in solar energy systems and products sales revenue from sales to RECC and had outstanding receivables of $0.0 million and $0.1 million as of September 30, 2015 and December 31, 2014, respectively.  For the three and nine months ended September 30, 2014, the Company recorded $3.8 million and $7.6 million, respectively, in solar energy systems and product sales revenue from sales to RECC.

18.	Subsequent Events

Financing Arrangements

In October 2015, the Company entered into three new investment funds with new and existing tax equity investors, for a total commitment of up to $335.0 million.

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

Until 2014, we provided our solar service offerings primarily through our solar partner channel and relied on our solar partners to originate customers for our solar service offerings and procure and install the solar energy systems on our customers’ homes. In February 2014, we purchased the residential sales and installation business of Mainstream Energy Corporation, as well as its fulfillment business, AEE Solar, and its racking business, SnapNrack. We refer to these businesses collectively as “MEC.” Following the MEC acquisition, we began offering our solar service offerings both directly to the homeowner and through our solar partners, which include sales and installation partners, and strategic partners, which include retail partners. In addition, following the acquisition, we began to sell solar energy systems directly to customers for cash. We also sell solar energy panels and other products to resellers through AEE Solar and SnapNrack. As of September 30, 2015, we offered our solar service offerings to customers in 15 states, plus the District of Columbia, and sold solar energy panels and other products to resellers throughout the United States. The majority of our cumulative systems deployed are in California. The acquisition of MEC provided us with direct-to-consumer installation capabilities in the areas we previously serviced only through our partner channel. We did not expand our solar service offerings to any new state as a result of the acquisition of MEC.

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

Our ability to offer Customer Agreements depends in part on our ability to finance the purchase and installation of the solar energy systems by monetizing the resulting customer cash flows and related investment tax credits (“ITCs”), accelerated tax depreciation and other incentives from governments and local utilities. We monetize these incentives under tax equity investment funds which are generally structured as non-recourse project financings. From inception to November 10, 2015, we have established 24 investment funds, which represent financing for an estimated $4.0 billion in value of solar energy systems on a cumulative basis. We intend to establish additional investment funds and may also use debt, equity and other financing strategies to fund our growth.

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

From inception to November 10, 2015, we have formed 24 investment funds. Of these 24 funds, 19 are currently active and are described below. We have established different types of investment funds to implement our asset monetization strategy. Depending on the nature of the investment fund, cash may be contributed to the investment fund by the investor upfront or in stages based on milestones associated with the design, construction or interconnection status of the solar energy systems. The cash contributed by the fund investor is used by the investment fund to purchase solar energy systems. The investment funds either own or enter into a master lease with a Sunrun subsidiary for the solar energy systems, Customer Agreements and associated incentives. We receive on-going cash distributions from the investment funds representing a portion of the monthly customer payments received. We use the upfront cash, as well as on-going distributions to cover our costs associated with purchasing and installing the solar energy systems. In addition, we also use debt, equity and other financing strategies to fund our operations. The allocation of the economic benefits between us and the fund investor and the corresponding accounting treatment varies depending on the structure of the investment fund.

We currently utilize three legal structures in our investment funds, which we refer to as: (i) lease pass-throughs, (ii) partnership flips and (iii) joint venture (“JV”) inverted leases. We reflect lease pass-through arrangements on our consolidated balance sheet as a lease pass-through financing obligation. We record the investor’s interest in partnership flips or JV inverted leases (which we define collectively as “consolidated joint ventures”) as noncontrolling interests or redeemable noncontrolling interests. These consolidated joint ventures are usually redeemable at our option and, in certain cases, at the investor’s option. If redemption is at our option or the consolidated joint ventures are not redeemable, we record the investor’s interest as a noncontrolling interest and account for the interest using the hypothetical liquidation at book value (“HLBV”) method. If the investor has the option to put their interest to us, we record the investor’s interest as redeemable noncontrolling interest at the greater of the HLBV and the redemption value. As of September 30, 2015, one JV inverted lease is not redeemable and is accounted for using a pro rata income allocation.

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

•

Estimated Retained Value represents the cash flows (discounted at 6%) we expect to receive pursuant to customer agreements during the initial agreement term, excluding substantially all value from solar renewable energy credits (“SRECs”) prior to July 1, 2015. It also includes a discounted estimate of the value of the purchase or renewal of the agreement at the end of the initial term.  Estimated retained value excludes estimated distributions to investors in consolidated joint ventures and estimated operating, maintenance and administrative expenses for systems contracted as of the measurement date.  We do not deduct amounts we are obligated to pass through to investors in lease pass-throughs. Estimated retained value under energy contract represents the net cash flows during the initial 20-year term of our customer agreements.  Estimated retained value of purchase or renewal is the forecasted net present value we would receive upon or following the expiration of the initial contract term.

•

Estimated Retained Value Per Watt is calculated by dividing the estimated retained value as of the measurement date by the aggregate nameplate capacity of solar energy systems under customer agreements as of such date.

	For the Three Months
	Ended September 30,
	2015	2014
Megawatts booked (during the period)	94.5	44.0
Megawatts deployed (during the period)	55.7	33.5 (1)

	As of September 30,
	2015	2014
Cumulative megawatts deployed (end of period)	528.2	356.2

	As of September 30,
	2015	2014
	(in thousands, except per watt values)
Estimated nominal contracted payments remaining	$2,218,731	$1,422,756

Estimated retained value under energy contract	$921,140	$566,829
Estimated retained value of purchase or renewal	446,549	330,395
Estimated retained value	$1,367,689	$897,224

Estimated retained value per watt	$2.30	$2.40

(1)	Includes 3.4 MWs associated with purchase of asset portfolio in the second quarter of 2014.

Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting policies and estimates during the three months ended September 30, 2015 from those disclosed in our prospectus dated August 4, 2015, filed with the SEC pursuant to Rule 424 promulgated under the Securities Act of 1933, as amended.

Results of Operations

The results of operations presented below should be reviewed in conjunction with the consolidated financial statements and notes thereto included elsewhere in this quarterly report on Form 10-Q.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Revenue:
Operating leases and incentives	$31,650	$21,612	$88,416	$63,040
Solar energy systems and product sales	50,950	34,464	116,551	75,378
Total revenue	82,600	56,076	204,967	138,418
Operating expenses:
Cost of operating leases and incentives	28,723	19,112	77,167	51,367
Cost of solar energy systems and product sales	46,468	30,235	106,422	66,043
Sales and marketing	45,382	23,445	104,284	53,207
Research and development	2,240	2,036	7,019	5,962
General and administrative	21,486	17,700	61,469	50,387
Amortization of intangible assets	1,051	575	2,644	1,693
Total operating expenses	145,350	93,103	359,005	228,659
Loss from operations	(62,750)	(37,027)	(154,038)	(90,241)
Interest expense, net	8,475	7,433	24,038	19,757
Loss on early extinguishment of debt	—	—	431	—
Other expenses	87	657	1,405	2,503
Loss before income taxes	(71,312)	(45,117)	(179,912)	(112,501)
Income tax benefit	903	—	(5,312)	(10,043)
Net loss	(72,215)	(45,117)	(174,600)	(102,458)
Net loss attributable to noncontrolling interests and redeemable noncontrolling interests	(69,447)	(29,903)	(161,377)	(58,292)
Net loss attributable to common stockholders (1)	$(2,768)	$(15,214)	$(13,223)	$(44,166)
Deemed dividend to preferred stockholders	(24,890)	—	(24,890)	—
Net loss available to common stockholders	$(27,658)	$(15,214)	$(38,113)	$(44,166)
Net loss per share available to common shareholders—basic and diluted	$(0.41)	$(0.64)	$(0.96)	$(1.98)
Weighted average shares used to compute net loss per share available to common stockholders—basic and diluted	67,732	23,943	39,612	22,282

(1)

We calculate net income (loss) per share (EPS) available to common stockholders using the two-class method. The two-class method allocates net income that otherwise would have been available to common shareholders to holders of participating securities. We recognized a $24.9 million deemed dividend to Series D and E preferred stockholders as a result of inducement to convert the Series D and E preferred stock into common stock immediately prior to the closing of our initial public offering. This deemed dividend was added to net loss attributable to common stockholders to determine the amount available to the common stockholders.

Comparison of the Three Months Ended September 30, 2015 and 2014

Revenue

	Three Months Ended September 30,		Change
	2015	2014	$	%
	(in thousands)
Operating leases	$23,688	$17,302	$6,386	37%
Incentives	7,962	4,310	3,652	85%
Operating leases and incentives	31,650	21,612	10,038	46%
Solar energy systems	9,890	6,474	3,416	53%
Products	41,060	27,990	13,070	47%
Solar energy systems and product sales	50,950	34,464	16,486	48%
Total revenue	$82,600	$56,076	$26,524	47%

Operating lease revenue increased by $6.4 million related to an increase in solar assets under Customer Agreements being placed in service in the period from September 30, 2014 through September 30, 2015. Revenue from incentives increased by $3.7 million primarily due to an increase in ITC revenue, which relates to solar systems in lease pass-through funds being placed in service in the prior year as we recognize revenue from the monetization of ITCs annually over five years on each anniversary of a solar energy system’s permission-to-operate date.

Revenue from solar energy systems sales increased by $3.4 million compared to the prior year period due to higher sales volume from overall growth. Product sales increased by $13.1 million compared to the prior period primarily due to the CEE acquisition in April 2015, as well as increased volume of solar-related products revenue due to overall growth. We expect growth for solar energy system sales to accelerate in the fourth quarter of 2015 over the third quarter while product sales will be flat-to-lower, attributable to seasonality. In the aggregate, we currently expect solar energy systems and product sales to increase by up to 20% in the fourth quarter of 2015.

Operating Expenses

	Three Months Ended September 30,		Change
	2015	2014	$	%
	(in thousands)
Cost of operating lease and incentives	$28,723	$19,112	$9,611	50%
Cost of solar energy systems and product sales	46,468	30,235	16,233	54%
Sales and marketing	45,382	23,445	21,937	94%
Research and development	2,240	2,036	204	10%
General and administrative expense	21,485	17,700	3,785	21%
Amortization of intangible assets	1,051	575	476	83%
Total operating expenses	$145,350	$93,103	$52,247	56%

Cost of Operating Leases and Incentives. The $9.6 million increase in cost of operating leases and incentives was primarily due to the increase in solar energy systems placed in service in the period from September 30, 2014 through September 30, 2015, which resulted in an increase in depreciation and amortization of solar energy system equipment costs and initial direct costs, as well as non-capitalizable costs associated with building and maintaining solar energy systems subject to Customer Agreements.

Cost of Solar Energy Systems and Product Sales. The $16.2 million increase in cost of solar energy systems and product sales represents an increase in the direct and indirect material and personnel costs of solar energy systems sold directly to customers as well as solar panels, inverters and other solar-related products sold to resellers, including the costs associated with the lead sales.

Sales and Marketing Expense. The $21.9 million increase in sales and marketing expense was attributable to the expansion of our direct-to-consumer channel as well as our continued efforts to grow our business by entering new markets, increasing hiring of sales and marketing personnel and internal lead generation through advertising and other channels.

Research and Development. The $0.2 million increase in research and development expenses primarily resulted from an increase in fees paid to external consultants in connection with ongoing development of our pricing and quoting platforms.

General and Administrative Expense. The $3.8 million increase in general and administrative expenses primarily related to hiring of personnel and increased consulting and legal fees to support the growth of our business.

Amortization of Intangible Assets. The $0.5 million increase in amortization expense resulted from the amortization of intangible assets acquired from the CEE acquisition in April 2015.

Non-Operating Expenses

	Three Months Ended September 30,		Change
	2015	2014	$	%
	(in thousands)
Interest expense, net	$8,475	$7,433	$1,042	14%
Other expenses	87	657	(570)	(87)%
Total interest and other expenses, net	$8,562	$8,090	$472	6%

Interest Expense, net. The increase in interest expense, net of $1.0 million was related to an increase in imputed interest on additional lease pass-through obligations entered into in 2014 and additional interest expense related to additional borrowings entered into in late 2014 and in the nine months ended September 30, 2015.

Other Expenses. The decrease in other expenses of $0.6 million primarily relates to the change in fair value of warrant derivatives, partially offset by an increase in losses from our investment in The Alliance for Solar Choice (“TASC”) in 2015.

Income Tax Expense

	Three Months Ended September 30,		Change
	2015	2014	$	%
	(in thousands)
Income tax expense	$903	$—	$903	N/A

The $0.9 million income tax expense recognized in the three months ended September 30, 2015 relates to the reversal of the tax benefit recorded in the three months ended June 30, 2015 on the unrealized gain of the interest rate swaps. The tax expense at the statutory rate of 34.0% for the three months ended September 30, 2015 was reduced by the allocation of the losses to noncontrolling interests and redeemable noncontrolling interests of 33.1%, by the tax impact of intercompany transactions of 1.3% and by other miscellaneous items of 0.9%.  The statutory rate tax of 34.0% for the three months ended September 30, 2014 was reduced by the allocation of losses to noncontrolling interests and redeemable noncontrolling interests of 22.7%, by the tax impact of intercompany transactions of 7.7% and by other miscellaneous items of 3.6%.

Net Loss Attributable to Noncontrolling Interests and Redeemable Noncontrolling Interests

	Three Months Ended September 30,		Change
	2015	2014	$	%
	(in thousands)
Net loss attributable to noncontrolling interests and redeemable noncontrolling interests	$(69,447)	$(29,903)	$(39,544)	132%

The increase in net loss attributable to noncontrolling interests and redeemable noncontrolling interests was primarily a result of the addition of one investment fund since September 30, 2014, as well as the HLBV method used in determining the amount of net loss attributable to noncontrolling interests and redeemable noncontrolling interests, which generally allocates more loss to the noncontrolling interest in the first several years after fund formation.

Comparison of the Nine Months Ended September 30, 2015 and 2014

Revenue

	Nine Months Ended September 30,		Change
	2015	2014	$	%
	(in thousands)
Operating leases	$63,735	$46,719	$17,016	36%
Incentives	24,681	16,321	8,360	51%
Operating leases and incentives	88,416	63,040	25,376	40%
Solar energy systems	22,724	14,567	8,157	56%
Products	93,827	60,811	33,016	54%
Solar energy systems and product sales	116,551	75,378	41,173	55%
Total revenue	$204,967	$138,418	$66,549	48%

Revenue from operating leases increased by $17.0 million related to an increase in solar assets under Customer Agreements being placed in service in the period from September 30, 2014 through September 30, 2015. Revenue from incentives increased by $8.4 million due to an increase in ITC revenue, which relates to solar systems in the lease pass-through funds being placed in service in the prior year as we recognize revenue from the monetization of ITCs annually over five years on each anniversary of a solar energy system’s permission-to-operate date.

The $41.2 million increase in revenue from solar energy systems and product sales was a result of an increase in products and systems sales due to overall growth and the CEE acquisition.

Operating Expenses

	Nine Months Ended September 30,		Change
	2015	2014	$	%
	(in thousands)
Cost of operating lease and incentives	$77,167	$51,367	$25,800	50%
Cost of solar energy systems and product sales	106,422	66,043	43,739	61%
Sales and marketing	104,284	53,207	51,077	96%
Research and development	7,019	5,962	1,057	18%
General and administrative expense	61,469	50,387	11,082	22%
Amortization of intangible assets	2,644	1,693	951	56%
Total operating expenses	$359,005	$228,659	$130,346	57%

Cost of Operating Leases and Incentives. The $25.8 million increase in cost of operating leases and incentives was primarily due to the increase in solar energy systems placed in service in the period from September 30, 2014 through September 30, 2015, which resulted in an increase in depreciation and amortization of solar energy system equipment costs and initial direct costs, as well as non-capitalizable costs associated with building and maintaining solar energy systems subject to customer agreements.

Cost of Solar Energy Systems and Product Sales. The $43.7 million increase in cost of solar energy systems and product sales represents the increase in the direct and indirect material and personnel costs of solar energy systems sold directly to customers, as well as solar panels, inverters and other solar-related products sold to resellers including the costs associated with the lead sales.

Sales and Marketing Expense. The $51.1 million increase in sales and marketing expense was attributable to the expansion of our direct-to-consumer channel, as well as our continued efforts to grow our business by entering new markets, increasing hiring of sales and marketing personnel and internal lead generation through advertising and other channels.

Research and Development. The $1.1 million increase in research and development expenses primarily resulted from an increase in fees paid to external consultants in connection with ongoing development of our pricing and quoting platforms.

General and Administrative Expense. The $11.1 million increase in general and administrative expenses primarily resulted from increased personnel costs, consulting, professional services, legal fees as well as an increase in allocated overhead for facilities and information technology due to overall growth.

Amortization of Intangible Assets. The $1.0 million increase in amortization expenses resulted from the amortization of intangible assets acquired from the CEE acquisition in April 2015.

Non-Operating Expenses

	Nine Months Ended September 30,		Change
	2015	2014	$	%
	(in thousands)
Interest expense, net	$24,038	$19,757	$4,281	22%
Loss on early extinguishment of debt	431	—	431	N/A
Other expenses	1,405	2,503	(1,098)	(44)%
Total interest and other expenses, net	$25,874	$22,260	$3,614	16%

Interest Expense, net. The increase in interest expense, net of $4.3 million was related to an increase in imputed interest on additional lease pass-through obligations entered into in 2014 and additional interest expense related to additional borrowings entered into in late 2014 and in the nine months ended September 30, 2015.

Other Expenses. The decrease in other expense of $1.1 million relates to a change in fair value of warrant derivatives.

Income Tax Benefit

	Nine Months Ended September 30,		Change
	2015	2014	$	%
	(in thousands)
Income tax benefit	$(5,312)	$(10,043)	$4,731	(47)%

The tax benefit at the statutory rate of 34.0% for the nine months ended September 30, 2015 was reduced by the allocation of the losses to noncontrolling interests and redeemable noncontrolling interests of 30.5% and other miscellaneous items of 1.1% and increased by the tax impact of intercompany transactions of 0.6%. The tax benefit at the statutory rate of 34.0% for the nine months ended 2014 was reduced by the allocation of losses to noncontrolling interest and redeemable noncontrolling interests of 17.7%, the tax impact of intercompany transactions of 5.5% and other miscellaneous items of 1.9%.

Net Loss Attributable to Noncontrolling Interests and Redeemable Noncontrolling Interests

	Nine Months Ended September 30,		Nine Months Change
	2015	2014	$	%
	(in thousands)
Net loss attributable to noncontrolling interests and redeemable noncontrolling interests	$(161,377)	$(58,292)	$(103,085)	177%

The increase in net loss attributable to noncontrolling interests and redeemable noncontrolling interests was primarily a result of the addition of one investment fund since September 30, 2014, as well as the HLBV method used in determining the amount of net loss attributable to noncontrolling interests and redeemable noncontrolling interests, which generally allocates more loss to the noncontrolling interest in the first several years after fund formation.

Liquidity and Capital Resources

As of September 30, 2015, we had cash and cash equivalents of $263.0 million, which consisted principally of cash held in checking and money market accounts with financial institutions. We finance our operations mainly through a variety of financing fund arrangements that we have formed with fund investors, sales of preferred and common stock, borrowings, cash generated from our operations and more recently, issuance of solar asset-backed notes in July 2015 and our initial public offering of our common stock in August 2015. Our principal uses of cash are funding our business, including the costs of acquisition and installation of solar energy systems, satisfaction of our obligations under our debt instruments and other working capital requirements. Our business model requires substantial outside financing arrangements to grow the business and facilitate the deployment of additional solar energy systems. The solar energy systems that are operational are expected to generate a positive return rate over the Customer Agreement, typically 20 years. However, in order to grow, we are dependent on financing from outside parties. If financing is not available to us on acceptable terms if and when needed, we may be required to reduce planned spending, which could have a material adverse effect on our operations. While there can be no assurances, we anticipate raising additional required capital from new and existing investors. We believe our cash and cash equivalents, investment fund commitments and available borrowings as further described below will be sufficient to meet our anticipated cash needs for at least the next 12 months.  The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended
	September 30,
	2015	2014
	(in thousands)
	(unaudited)	(unaudited)
Consolidated cash flow data:
Net cash provided by (used in) operating activities	$(71,932)	$3,963
Net cash used in investing activities	(431,852)	(339,379)
Net cash provided by financing activities	614,636	391,370
	$110,852	$55,954

Operating Activities

For the nine months ended September 30, 2015, we used $71.9 million in net cash in operating activities. The primary driver of our operating cash inflow consists of payments received from customers.  During the nine months ended September 30, 2015, we had an increase in deferred revenue of approximately $31.9 million relating to upfront lease payments received from customers and solar energy system incentive rebate payments received from various state and local utilities.  This increase was offset by our operating cash outflows of $116.0 million from our net loss excluding non-cash and non-operating items.  Net changes in working capital resulted in an inflow of cash of $12.2 million.

For the nine months ended September 30, 2014, we generated $4.0 million in net cash from operations. We had an increase in deferred revenue of approximately $63.1 million, which was offset by our operating cash outflows of $70.2 million from our net loss excluding non-cash and non-operating items. Net changes in working capital resulted in an inflow of cash of $11.1 million.

Investing Activities

For the nine months ended September 30, 2015 and 2014, we used $431.9 million and $339.4 million in cash in investing activities, respectively.  Of this amount, we used $408.9 million and $296.8 million to acquire and install solar energy systems and components under our long-term Customer Agreements in 2015 and 2014, respectively.  We used $14.6 million for the CEE acquisition in 2015 and $36.4 million for the MEC acquisition and acquisition of the backlog purchased in connection with a new installer partner relationship in 2014.  We used $8.4 million and $6.2 million for the acquisition of vehicle, office equipment, leasehold improvements and furniture in 2015 and 2014, respectively.

Financing Activities

For the nine months ended September 30, 2015 and 2014, we generated $614.6 million and $391.4 million in cash from financing activities, respectively. The primary source of our financing comes from fund investors who make upfront contributions that enable the purchase of solar energy systems as well as issuance of debt and equity instruments. We received $223.5 million in proceeds from our initial public offering, net of offering costs, in 2015. We received $179.9 million and $237.8 million in net proceeds from fund investors in 2015 and 2014, respectively. We also received $414.2 million and $13.2 million in net proceeds from debt issuances, including the issuance of asset-backed notes, in 2015 and 2014, respectively. In 2014, we also received $143.4 million in net proceeds from issuance of our preferred stock.  We did not issue any preferred stock in 2015. Restricted cash increased by $7.3 million and $1.0 million in 2015 and 2014, respectively.  We also received $5.0 million and $0.1 million from state grants and $3.2 million and $2.4 million from the exercise of employee stock options in 2015 and 2014, respectively.  We made repayments of $201.2 million and $3.7 million on debt and $2.7 million and $0.8 million on capital lease obligations in 2015 and 2014, respectively.

Debt, Equity, and Financing Fund Commitments

Debt Instruments

For a discussion of the terms and conditions of debt instruments and changes thereof in the period, refer to Note 8, Indebtedness, to our consolidated financial statements included elsewhere in this quarterly report on Form 10-Q.

Equity Instruments

Conversion of preferred stock and issuance of additional shares and warrants.

In July 2015, we entered into a letter of intent to issue 1,250,764 warrants to purchase common stock subject to contingencies being met to the former Series D and E preferred stockholders as an inducement to convert their shares of convertible preferred stock into shares of common stock immediately prior to the closing of our initial public offering and waive any potential anti-dilution adjustments resulting from the issuance of shares of common stock in our initial public offering. The warrants were issued on September 30, 2015. The warrants are exercisable for three years from the date of grant and have an exercise price of $22.50 per share. The warrants are recorded at fair value as derivative liabilities and reported in other liabilities in the Company’s consolidated balance sheet.

Immediately prior to closing of our initial public offering, all 54,840,767 shares of our outstanding preferred stock were automatically converted into shares of common stock.

Initial public offering. On August 10, 2015, we closed our initial public offering in which 17,900,000 shares of common stock were sold at a public offering price of $14.00 per share, resulting in net proceeds of approximately $221.3 million, after deducting underwriting discounts and commissions and $7.5 million in offering expenses payable by us, and excluding the proceeds received by the selling stockholders who sold an aggregate of 417,732 shares of the total 17,900,000 shares sold in the initial public offering.

Investment Fund Commitments

As of September 30, 2015, we had undrawn committed capital of approximately $121.0 million which may only be used to purchase and install solar energy systems. We intend to establish new investment funds in the future, and we may also use debt, equity or other financing strategies to finance our business. In October 2015 we entered into three investment funds with new and existing tax equity investors, for an additional commitment of up to $335.0 million.

Contractual Obligations and Other Commitments

During the nine months ended September 30, 2015, there were no significant changes to our estimates of future payments under our fixed contractual obligations and commitments other than the $205.0 million new working capital facility with a syndicate of banks that we entered into in April 2015 and the issuance of the Solar Asset-Backed Notes, Series 2015-1, in July 2015, both as described in Debt, Equity, and Financing Fund Commitments within the Management’s Discussion and Analysis of Financial Condition and Results of Operations above. In addition, we also signed an amendment to increase our purchase of additional photovoltaic modules to be delivered in 2016 for a total commitment of $146 million, and also extended the term to December 2016. As of September 30, 2015, $61.0 million of purchases have been delivered.

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

We are exposed to certain market risks in the ordinary course of our business. Our primary exposure includes changes in interest rates because certain borrowings bear interest at floating rates based on LIBOR plus a specified margin. We sometimes manage our interest rate exposure on floating-rate debt by entering into derivative instruments to hedge all or a portion of our interest rate exposure in certain debt facilities. We do not enter into any derivative instruments for trading or speculative purposes. Changes in economic conditions could result in higher interest rates, thereby increasing our interest expense and operating expenses and reducing funds available for capital investments, operations and other purposes. A hypothetical 10% increase in our interest rates on our variable rate debt facilities would have increased our interest expense by $0.4 million and $0.6 million for the nine months ended September 30, 2015 and September 30, 2014, respectively.

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

Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as a result of material weakness in our internal control over financial reporting as previously disclosed in our prospectus dated August 4, 2015, filed with the SEC pursuant to Rule 424 promulgated under the Securities Act of 1933, as amended, our disclosure controls and procedures were not effective as of September 30, 2015.

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

Declining costs related to raw materials, manufacturing and the sale and installation of our solar service offerings has been a key driver in the pricing of our solar service offerings and, more broadly, homeowner adoption of solar energy. While historically the prices of solar panels and raw materials have declined, the cost of solar panels and raw materials could increase in the future due a variety of factors, including trade barriers, export regulations, regulatory or contractual limitations, industry market requirements and changes in technology and industry standards. Any such increases could slow our growth and cause our financial results and operational metrics to suffer. For example, in the past, we and our solar partners purchased a significant portion of the solar panels used in our solar service offerings from manufacturers based in China or such panels have contained components from China. The U.S. government has imposed antidumping and countervailing duties on solar cells manufactured in China. In addition, we may face other increases in our operating expenses, including increases in wages or other labor costs, as well as marketing, sales or branding related costs. In addition, we invested heavily in building our direct-to-consumer capabilities in 2014 after our acquisition of MEC. These investments included significantly increasing our installation capacity through the opening of new branches, increasing our hiring in construction and in associated management personnel, and increasing brand and sales and marketing expenses.

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

As the solar industry grows and evolves, we will also face new competitors who are not currently in the market, as well as existing and new competitors, including those resulting from the consolidation of existing competitors, that achieve significant developments in alternative technologies or new products such as storage solutions, loan products or other programs related to third-party ownership. Our failure to adapt to changing market conditions, to compete successfully with existing or new competitors and to adopt new or enhanced technologies could limit our growth and have a material adverse effect on our business and prospects.

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

As of September 30, 2015, a substantial majority of states have adopted net metering policies, including each of the states where we currently serve homeowners. Net metering policies provide homeowners with a one-for-one full retail credit within a monthly billing period for electricity that the solar energy system exports to the electric grid. At the end of the monthly billing period, if the homeowner has generated excess electricity within that month, the homeowner typically carries forward a credit for any excess electricity to be offset against future utility purchases. While the value of credits carried forward from month to month varies from state to state, all intra-month credits are at the full retail rate. At the end of an annual billing period or calendar year, utilities either continue to carry forward a credit, or reconcile the homeowner’s final annual or calendar year bill using different rates (including zero credit) for the exported electricity.

Utilities, their trade associations, and fossil fuel interests in the country are currently challenging net metering policies, and seeking to either eliminate it, cap it, or impose charges on homeowners that have adopted net metering. For example, the Hawaii Public Utilities Commission recently issued an Order that purports to eliminate net metering for all new customers. In its place, the Commission created a tariff that sets a reduced rate for the credit customers receive when they export power. All customers who have submitted net metering applications are grandfathered indefinitely under the old rules and we will continue to build those systems.

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

Until 2014, we focused our efforts primarily on the sales, financing, and monitoring of solar energy systems for residential customers, with installation provided by our solar partners. In February 2014, we acquired MEC. We have limited experience managing the fulfillment and racking lines of the MEC business, and we may not be successful in maintaining or growing the revenue from these businesses. Further, we have limited experience, in comparison to our solar partner model, in our direct-to-consumer business, and as a result, we may fail to grow as quickly or achieve the revenue scale targeted in connection with such model. We may also be unsuccessful in expanding our customer base through installation of our solar service offerings within our current markets or in new markets we may enter. Additionally, we cannot assure you that we will be successful in generating substantial revenue from our current solar service offerings or from any additional solar service offerings we may introduce in the future. Our limited operating history, combined with the rapidly evolving and competitive nature of our industry, may not provide an adequate basis for you to evaluate our results of operations and business prospects. In addition, we only have limited insight into emerging trends, such as alternative energy sources, commodity prices in the overall energy market, and legal and regulatory changes that impact the solar industry, any of which could adversely impact our business, prospects and results of operations.

We have incurred losses and may be unable to achieve or sustain profitability in the future.

We have incurred net losses in the past, and we had an accumulated deficit of $72.2 million as of September 30, 2015. We will continue to incur net losses as we increase our spending to finance the expansion of our operations, expand our installation, engineering, administrative, sales and marketing staffs, increase spending on our brand awareness and other sales and marketing initiatives, and implement internal systems and infrastructure to support our growth. We do not know whether our revenue will grow rapidly enough to absorb these costs and our limited operating history makes it difficult to assess the extent of these expenses or their impact on our results of operations. Our ability to achieve profitability depends on a number of factors, including but not limited to:

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

In addition, our current and planned operations, personnel, systems and procedures might be inadequate to support our future growth and may require us to make additional unanticipated investment in our infrastructure, including additional costs for the expansion of our employee base and our solar partners as well as marketing and branding costs. For example, our headcount has grown to approximately 2,900 as of September 30, 2015. Our success and ability to further scale our business will depend, in part, on our ability to manage these changes in a cost-effective and efficient manner. If we cannot manage our growth, we may be unable to take advantage of market opportunities, execute our business strategies or respond to competitive pressures. This could also result in declines in quality or homeowner satisfaction, increased costs, difficulties in introducing new solar service offerings or other operational difficulties. Any failure to effectively manage growth could adversely impact our business and reputation.

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

As of September 30, 2015, the majority of our customers were in California. Accordingly, our business and results of operations are particularly susceptible to adverse economic, regulatory, political, weather and other conditions in this market and in other markets that may become similarly concentrated. In addition, our corporate and sales headquarters are located in San Francisco, California, an area that is at a heightened risk of earthquakes. We may not have adequate insurance, including business interruption insurance, to compensate us for losses that may occur from any such significant events, including damage to our solar energy systems. A significant natural disaster, such as an earthquake, could have a material adverse impact on our business, results of operations and financial condition. In addition, acts of terrorism or malicious computer viruses could cause disruptions in our or our solar partners’ businesses or the economy as a whole. To the extent that these disruptions result in delays or cancellations of installations or the deployment of our solar service offerings, our business, results of operations and financial condition would be adversely affected.

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

We typically bear the risk of loss and are generally obligated to cover the cost of maintenance, repair and removal for any solar energy system that we sell or lease to our investment funds. At the time we sell or lease a solar energy system to an investment fund, we enter into a maintenance services agreement where we agree to operate and maintain the system for a fixed fee that is calculated to cover our future expected maintenance costs. If our solar energy systems require an above-average amount of repairs or if the cost of repairing systems were higher than our estimate, we would need to perform such repairs without additional compensation. If our solar energy systems, a majority of which are located in California, are damaged as the result of a natural disaster beyond our control, losses could exceed or be excluded from, our insurance policy limits, and we could incur unforeseen costs that could harm our business and financial condition. We may also incur significant costs for taking other actions in preparation for, or in reaction to, such events. We purchase property insurance with industry standard coverage and limits approved by an investor’s third-party insurance advisors to hedge against such risk, but such coverage may not cover our losses.

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

We and our fund investors claim the Commercial ITC or the U.S. Treasury grant in amounts based on the fair market value of our solar energy systems. We have obtained independent appraisals to determine the fair market values we report for claiming Commercial ITCs and U.S. Treasury grants. The IRS and the U.S. Treasury Department review these fair market values. With respect to U.S. Treasury grants, the U.S. Treasury Department reviews the reported fair market value in determining the amount initially awarded, and the IRS and the U.S. Treasury Department may also subsequently audit the fair market value and determine that amounts previously awarded must be repaid to the U.S. Treasury Department or that excess awards constitute taxable income for U.S. federal income tax purposes. With respect to Commercial ITCs, the IRS may review the fair market value on audit and determine that the tax credits previously claimed must be reduced. If the fair market value is determined in these circumstances to be less than we reported, we may owe our fund investors an amount equal to this difference, plus any costs and expenses associated with a challenge to that valuation. We could also be subject to tax liabilities, including interest and penalties. If the IRS or the U.S. Treasury Department further disagrees now or in the future with the amounts we reported regarding the fair market value of our solar energy systems, or if we receive an adverse outcome with respect to the Department of Treasury Inspector General investigation, it could have a material adverse effect on our business, financial condition and prospects. For example, a hypothetical five percent downward adjustment in the fair market value of the solar energy systems for which we have been awarded approximately $269.0 million in U.S. Department of Treasury grants since the beginning of the U.S. Treasury grant program through December 31, 2014, would obligate us to repay approximately $14 million to our fund investors. Two of our investment funds are currently being audited by the IRS.

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

We are involved in legal proceedings and receive inquiries from government and regulatory agencies, including the pending Treasury investigation discussed above. In the event that we are involved in significant disputes or are the subject of a formal action by a regulatory agency, we could be exposed to costly and time consuming legal proceedings that could result in any number of outcomes. Although outcomes of such actions vary, any current or future claims or regulatory actions initiated by or against us, whether successful or not, could result in expensive costs, costly damage awards or settlement amounts, injunctive relief, increased costs of business, fines or orders to change certain business practices, significant dedication of management time, diversion of significant operational resources, or otherwise harm our business.

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

Our customer agreements are typically for 20 years and require the homeowner to make monthly payments to us. Accordingly, we are subject to the credit risk of homeowners. As of September 30, 2015, the average FICO score of our customers under a lease or power purchase agreement was approximately 760, but this may decline to the extent FICO score requirements under future investment funds are relaxed. While to date homeowner defaults have been immaterial, we expect that the risk of homeowner defaults may increase as we grow our business. Due to the immaterial amount of homeowner defaults to date, our reserve for this exposure is minimal, and our future exposure may exceed the amount of such reserves. If we experience increased homeowner credit defaults, our revenues and our ability to raise new investment funds could be adversely affected. If economic conditions worsen, certain of our homeowners may face liquidity concerns and may be unable to satisfy their payment obligations to us on a timely basis or at all, which could have a material adverse effect on our financial condition and results of operations.

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

Our executive officers, directors and each of our stockholders who beneficially own 5% or more of our outstanding common stock and their affiliates, in the aggregate, beneficially own approximately 49.1% of the outstanding shares of our common stock, based on the number of shares outstanding as of September 30, 2015. As a result, these stockholders, if acting together, will be able to influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. They may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentrated control may have the effect of delaying or preventing a change in control of our company, could deprive our stockholders of an opportunity to receive a premium for their capital stock and might ultimately affect the market price of our common stock.

An active trading market for our common stock may never develop or be sustained.

Our common stock is listed on the NASDAQ Global Select Market under the symbol “RUN”. However, as a new public company, we cannot assure you that an active trading market for our common stock will develop or, if developed, that any market will be sustained. Accordingly, we cannot assure you of the liquidity of any trading market, your ability to sell your shares of our common stock when desired or the prices that you may obtain for your shares of our common stock.

The market price of our common stock has been and may continue to be volatile, and you could lose all or part of your investment.

The trading price of our common stock has been volatile since our initial public offering, and is likely to continue to be volatile. Since the date of our initial public offering, the closing price of our common stock has ranged from $7.27 to $11.88 through November 10, 2015, and the closing price on November 10, 2015 was $7.27. Factors that could cause fluctuations in the market price of our common stock include the following:

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

The market price of our common stock could decline as a result of sales of a large number of shares of our common stock in the market after our initial public offering, and the perception that these sales could occur may also depress the market price of our common stock. Our executive officers, directors and the holders of substantially all of our capital stock and securities convertible into or exchangeable for our capital stock have entered into market standoff agreements with us or lock-up agreements with the underwriters in our initial public offering under which they have agreed, subject to specific exceptions, not to sell any of our capital stock for 180 days following the date of our initial public offering.

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

If securities or industry analysts cease publishing research or reports about us, our business, our market or our competitors, or if they adversely change their recommendations regarding our common stock, the market price of our common stock and trading volume could decline.

The market for our common stock is influenced by the research and reports that securities or industry analysts publish about us, our business, our market or our competitors. If any of the analysts who cover us adversely change their recommendations regarding our common stock, or provide more favorable recommendations about our competitors, the market price of our common stock would likely decline. If any of the analysts who cover us cease coverage of our company or fail to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause the market price of our common stock and trading volume to decline.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

Issuance of Warrants

On September 30, 2015, we issued warrants to purchase an aggregate of 1,250,764 shares of our Common Stock, at an exercise price of $22.50 per share to the then holders of the Series D convertible preferred stock and Series E convertible preferred stock. This issuance is made pursuant to the terms of that certain Stock Issuance Agreement and Letter of Intent dated July 28, 2015.

None of the foregoing transactions involved any underwriters, underwriting discounts or commissions, or any public offering. We believe the offers, sales and issuances of the above securities were exempt from registration under the Securities Act by virtue of Section 4(a)(2) of the Securities Act because the issuance of securities to the recipients did not involve a public offering. The recipients of the securities in each of these transactions represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were placed upon the securities issued in these transactions. All recipients had adequate access, through their relationships with us, to information about us. The sales of these securities were made without any general solicitation or advertising.

Use of Proceeds

The Registration Statement on Form S-1 (File No. 333-205217) (the Form S-1) for the initial public offering of our common stock was declared effective by the SEC on August 4, 2015. The Registration Statement on Form S-1 registered an aggregate of 17,900,000 shares of our common stock. On August 10, 2015, we closed our initial public offering and sold 17,900,000 shares of our common stock at a public offering price of $14.00 per share for an aggregate offering price of approximately $250.6 million. We received net proceeds of $228.8 million after deducting underwriting discounts and commissions of $15.9 million but before deducting offering costs of $7.5 million, and excluding the proceeds received by the selling stockholders who sold an aggregate of 417,732 shares of the total 17,900,000 shares sold in the initial public offering. No payments for such expenses were made directly or indirectly to (i) any of our officers or directors or their associates, (ii) any persons owning 10% or more of any class of our equity securities, or (iii) any of our affiliates.

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

Date: November 12, 2015.

SUNRUN INC.

By:	/s/ Lynn Jurich
Lynn Jurich
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Bob Komin
Bob Komin
Chief Financial Officer
(Principal Accounting and Financial Officer)

EXHIBIT INDEX

Exhibit		Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of the Registrant	10-Q	001-37511	3.1	9/15/15

3.2	Amended and Restated Bylaws of the Registrant	10-Q	001-37511	3.2	9/15/15

4.1	Form of Warrant	8-K	001-37511	4.1	10/2/15

4.2	Form of Stock Issuance Agreement	S-1/A	333-205217	4.4	7/22/15

10.1	Sunrun Inc. 2015 Equity Incentive Plan and related form agreements	S-1/A	333-205217	10.2	7/22/15

10.2	Sunrun Inc. 2015 Employee Stock Purchase Plan and related form agreements	S-1/A	333-205217	10.3	7/22/15

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Schema Linkbase Document.

101.CAL	XBRL Taxonomy Definition Linkbase Document.

101.DEF	XBRL Taxonomy Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Labels Linkbase Document.

101.PRE	XBRL Taxonomy Presentation Linkbase Document.

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