Form 10-K
period 2015-12-31
Sunrun Inc.
filed 2016-03-11
CIK 1469367

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-37511

Sunrun Inc.

(Exact name of Registrant as specified in its Charter)

Delaware	26-2841711
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

595 Market Street, 29th Floor San Francisco, California	94105
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (415) 580-6900

Securities registered pursuant to Section 12(b) of the Act: Common Stock, Par Value $0.0001 Per Share; Common stock traded on the NASDAQ Global Select Stock Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     YES  ☐    NO  ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.     YES  ☐    NO  ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     YES ☒    NO ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).     YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a small reporting company)	Small reporting company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     YES  ☐    NO  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The NASDAQ Stock Market on August 5, 2015, was approximately $371.9 million. The Registrant has elected to use August 5, 2015, which was the initial trading date on the NASDAQ Global Select Market, as the calculation date because June 30, 2015 (the last business day of the Registrant’s most recently completed second fiscal quarter), the Registrant was a privately held company.

The number of shares of Registrant’s Common Stock outstanding as of March 8, 2016 was 101,495,385.

Portions of the information called for by Part III of this Form 10-K is hereby incorporated by reference from the definitive Proxy Statements for our annual meeting of stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2015.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

The discussion in this Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which statements involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. Forward-looking statements contained in this Annual Report on Form 10-K include, but are not limited to, statements about:

•	our ability to finance solar energy systems through financing arrangements with fund or other investors;
•	our ability and intent to establish new investment funds;
•	our dependence on the availability of rebates, tax credits and other financial incentives;
•	determinations by the Internal Revenue Service or the U.S. Treasury Department of the fair market value of our solar energy systems;
•	the retail price of utility-generated electricity or electricity from other energy sources;
•	regulatory and policy development and changes;
•	our ability to maintain an adequate rate of revenue growth;
•	the sufficiency of our cash, investments fund commitments and available borrowings to meet our anticipated cash needs;
•	our business plan and our ability to effectively manage our growth;
•	our ability to further penetrate existing markets and expand into new markets;
•	our expectations concerning relationships with third parties, including the attraction and retention of qualified channel partners;
•	the impact of seasonality of our business
•	our investment in research and development; and
•	the calculation of certain of our key financial and operating metrics and accounting policies.

These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in the section titled “Risk Factors” and elsewhere in this Annual Report on Form 10-K. Moreover, we operate in a very competitive and rapidly changing environment, and new risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Annual Report on Form 10-K may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

You should not rely upon forward-looking statements as predictions of future events. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee that the future results, levels of activity, performance or events and circumstances reflected in the forward-looking statements will be achieved or occur. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of the forward-looking statements. We undertake no obligation to update publicly any forward-looking statements for any reason after the date of this Annual Report on Form 10-K to conform these statements to actual results or to changes in our expectations, except as required by law.

You should read this Annual Report on Form 10-K and the documents that we reference in this Annual Report on Form 10-K and have filed with the SEC as exhibits to this Annual Report on Form 10-K with the understanding that our actual future results, levels of activity, performance, and events and circumstances may be materially different from what we expect.

PART I

Item 1. Business.

Overview

Sunrun’s mission is to provide homeowners with clean, affordable solar energy and a best-in-class customer experience. In 2007, we pioneered the residential solar service model, creating a hassle-free, low-cost solution for homeowners seeking to lower their energy bills. By removing the high initial cost and complexity that used to define the residential solar industry, we have fostered the industry’s rapid growth and exposed an enormous market opportunity. Our relentless drive to increase the accessibility of solar energy is fueled by our enduring vision: to create a planet run by the sun.

We provide clean, solar energy to homeowners at a significant savings to traditional utility energy. After inventing the residential solar service model and recognizing its enormous market potential, we have built the infrastructure and capabilities necessary to rapidly acquire and serve customers in a low-cost and scalable manner. Today, our scalable operating platform provides us with a number of unique advantages. First, we are able to drive distribution by marketing our solar service offerings through multiple channels, including our diverse partner network and direct-to-consumer operations. This multi-channel model supports broad sales and installation capabilities, which together allow us to achieve capital-efficient growth. Second, we are able to provide differentiated solutions to our customers that, combined with a great customer experience, we believe will drive meaningful margin advantages for us over the long term as we strive to create the industry’s most valuable and satisfied customer base.

Our core solar service offerings are provided through our customer agreements (leases and PPAs) which provide homeowners with simple, predictable pricing for solar energy that is insulated from rising retail electricity prices. While homeowners have the option to purchase a solar energy system outright from us, most of our customers choose to buy solar as a service from us through our solar service offerings and enjoy the flexibility and savings that come from purchasing solar energy without the significant upfront investment of purchasing a solar energy system. With our solar service offerings, we install solar energy systems on our customers’ homes and provide them the solar power produced by those systems for a 20-year initial term. In addition, we monitor, maintain and insure the system at no additional cost during the term of the contract. In exchange, we receive 20 years of predictable cash flows from high credit quality customers and qualify for tax and other benefits. We finance portions of these tax benefits and cash flows through tax equity and non-recourse debt structures in order to fund our upfront costs, overhead and growth investments. We develop valuable customer relationships that can extend beyond this initial contract term and provide us an opportunity to offer additional services in the future.

Since our founding we have continued to invest in a platform of services and tools to enable large scale operations for us and our partner network. The platform includes processes and software, as well as fulfillment through AEE Solar, racking through SnapNrack and acquisition marketing through Clean Energy Experts, LLC (“CEE”). We believe our platform empowers new market entrants and smaller industry participants to profitably serve our large and underpenetrated market without making the significant investments in technology and infrastructure required to compete effectively against established industry players by improving efficiencies and driving down system-wide costs. Our platform provides the support for our multi-channel model, which drives broad customer reach and capital-efficient growth.

Delivering a differentiated customer experience is core to our strategy. We emphasize a customized solution, including a design specific to each customer’s home and pricing configurations that typically drive both customer savings and value to us. We believe that our passion for engaging our customers, developing a trusted brand, and providing a customized solar service offering resonates with our customers who are accustomed to a traditional residential power market that is often overpriced and lacking in customer choice.

We have experienced substantial growth in our business and operations since our inception in 2007. As of December 31, 2015, we operated the second largest fleet of residential solar energy systems in the United States, with approximately 111,000 customers across 15 states, as well as the District of Columbia. We have deployed an aggregate of 596.2 megawatts (“MW”) as of December 31, 2015. As of December 31, 2015, our estimated nominal contracted payments remaining was approximately $2.4 billion, and our estimated retained value was $1.5 billion.

We also have a long track record of attracting low-cost capital from diverse sources, including tax equity and debt investors. Since inception through March 8, 2016, we have raised tax equity investment funds to finance the previous and future installation of solar energy systems with an estimated value of $4.0 billion. Although we have been successful in raising capital, we have incurred net losses since inception and had an accumulated deficit of $87.2 million as of December 31, 2015.

Our Multi-Channel Capabilities

Our unique, multi-channel capabilities offer consumers a compelling solar service through scalable, cost-effective and consumer-friendly channels. Homeowners can access our products through three channels: direct-to-consumer, solar partnerships, and strategic partnerships.

Direct-to-Consumer

We sell solar service offerings and install solar energy systems for homeowners through our direct-to-consumer channel. We also sell and install solar energy systems for cash through our direct-to-consumer channel. This channel consists of an online lead generation function, a telesales and field sales team, a direct-to-home sales force, a retail sales team and an industry-leading installation organization.

Solar Partnerships

We contract with diverse solar organizations that act as either exclusive or non-exclusive (depending on the terms of their contract with us) distributors of our solar service offerings and subcontractors for the installation of the related solar energy systems. Because of our commitment to these solar organizations and our vested interest in their success, we refer to them as our “solar partners,” although the actual legal relationship is that of an independent contractor. Our solar partners include:

•

Solar integrators: trained and trusted partners who originate customers for our solar service offerings and procure and install the solar energy systems on our customers’ homes on our behalf as our subcontractors. Partnerships with solar integrators allow us to expand our brand, quickly enter new markets, and drive capital-efficient growth. We compensate our solar integrators on a per solar energy system basis for the sales and installation work they perform for us.

•

Sales partners: sales and lead generation partners who provide us with high-quality leads and customers at competitive prices. We compensate our sales partners on a per customer basis for the sales and lead generation services they perform for us.

•

Installation partners: trusted installation partners who procure and install a subset of our solar energy systems as our subcontractors and allow us to more efficiently deploy a mix of in-house and outsourced installation capabilities. We compensate our installation partners on a per solar energy system basis for the procurement of materials and installation work they perform for us.

Our ability to connect specialized sales and installation firms on a single platform, which we license to our solar partners at no cost, allows us to enjoy the benefits of vertical integration without the additional fixed cost structure. This creates margin opportunities, system efficiencies and benefits from network effects in matching these ecosystem participants.

Strategic Partnerships

Our strategic partnerships encompass relationships with new market entrants not previously engaged in solar, including cable, consumer marketing, retail, and specialized energy retail companies. Our strategic partners find the residential solar market attractive but recognize that significant barriers to entry make partnership the preferred method to reach solar homeowners. Through these strategic arrangements, we typically market our solar service offerings to the strategic partner’s customer base and install the solar energy system directly or through one of our solar partners. We manage the customer experience and retain the value of the economic relationship through the term of the homeowner’s contract and potential renewal period. We have executed strategic partnerships in competitive processes that give us access to millions of potential customers. As our industry grows, we believe that our unique platform and deep partnership experience position us to be the partner of choice for new market entrants. We believe that these broad strategic relationships will help us drive down our customer acquisition costs and make solar accessible to even more homeowners.

The combination of direct-to-consumer, solar partnerships and strategic partnerships offers distinct advantages. The direct-to-consumer channel allows us to scale rapidly, drive incremental unit costs down over the long term, and refine operational processes to share with our partners. Our solar partnerships and strategic partnerships enable nimble market entry and exit, while allowing for capital efficient growth. Together, this multi-channel strategy supported by our open platform allows us to reach more customers with our leading solar service without compromising our ability to provide exceptional customer service.

Customer Agreements

Since we were founded in 2007, we have been selling solar energy to residential customers at prices typically below utility rates through a variety of offerings, most commonly through our leases and power purchase agreements which we refer to as our “customer agreements.” Our two forms of customer agreements work the same way economically and have substantially the same contractual terms. However, under our lease agreements, customers lease their solar energy systems from us, while under our power purchase agreements, customers purchase the power produced by the solar energy system. Either directly or through a partner, we construct a solar energy system on a customer’s home and sell the electricity generated by the system at set prices through customer agreements which typically have an initial term of 20 years. Rates for both forms of our customer agreements can be fixed for the duration of the contract or escalated at a pre-determined percentage annually. Upon installation, a system is interconnected to the local utility grid. The home’s energy usage is provided by the solar energy system with any additional energy needs provided by the local utility. Through the use of a bi-directional utility net meter, any excess solar energy that is not immediately used by our customers is exported to the utility grid, and the customer receives a credit for this excess power from their utility to offset future usage.

Although many of our homeowners choose to pay little to nothing upfront and instead receive a monthly bill, some customers choose to prepay for some or all of the electricity produced by their systems, thereby reducing their monthly bill. The amount of an upfront payment is customized for each customer and typically ranges from $0 to $3,000 for customers paying monthly. Customers may also choose to fully prepay their 20-year contracts, and the average cost of these prepaid contracts is approximately $16,000. The prepayment amount is based on the estimated amount of the solar energy system’s output over the 20-year term of the customer agreement. If the estimated production of the solar energy system is less than the actual production for a given year after the first full year of the agreement, prepaid customers are refunded the difference at the end of each such year. If the solar energy system’s energy production is in excess of the estimate, we allow customers to keep the excess energy at no charge. After the initial term of the customer agreement, customers have the option to renew their contracts for the remaining life of the solar energy system typically at a 10% discount to then-prevailing power prices, to purchase the system from us at its fair market value, or have us remove the system.

Regardless of the type of customer agreement our customers choose, we operate the system and agree to monitor and maintain it in good condition at no cost to the customer. We offer an industry-leading performance guarantee to ensure that our customers are receiving the energy they expect at the price they expect. Our customers also receive a five-year warranty for roof penetration for our partner-built systems and a ten-year warranty for systems built directly by us.

If a customer sells their home, the customer has the right to purchase the system or assign their customer agreement to the new homeowner, provided the new homeowner meets our credit requirements and agrees to be bound by the terms and conditions of the agreement. In connection with this service transfer, the customer may prepay all or a portion of the remaining payments due under the customer agreement to lower the monthly rate to be paid by the new homeowner. The amount of this prepayment may be reflected in the sales price of the home. If the customer fails to purchase the system or assign the agreement to a new owner, we may negotiate an agreement directly with the new homeowner on modified terms and/or look to the original customer for any past due or lost payments. We have completed thousands of service transfers and, from inception through December 31, 2015, the aggregate expected net present value of the customer agreements once assigned represented approximately 99% of what it was prior to assignment.

Sales and Marketing

We sell our solar energy offerings through a scalable sales organization using both a direct-to-consumer approach across online and offline channels and a diverse partner network that originates and/or installs our systems. We market and sell our products using direct channels, partner channels, mass media, digital media, canvassing, referral, retail, and field marketing. We sell to homeowners over the phone, in the field through canvassing and in-home sales and through retail sales channels through our strategic partners. We also partner with sales-only organizations that focus on direct-to-consumer marketing and sales on our behalf, typically with a Sunrun-branded offering at point of sale, which further increases our brand and reach. We believe that a customized, homeowner-focused selling process is important before, during and after the sale of our solar services.

We train our sales team to customize their consultative presentation to the individual homeowner, based on guidelines and principles outlined in our training materials. We are able to provide our sales team with real-time data and pricing tools through our proprietary technology which is designed to generate a tailored product offering with optimized pricing based on the actual characteristics of a homeowner’s home, including roof characteristics and shading, as well as actual energy usage. This allows our sales team to differentially price homes in the same geographic region quickly and effectively.

Competition

We believe that our primary competitors are the traditional utilities that supply electricity to our potential customers. We compete with these traditional utilities primarily based on price (cents per kilowatt hour), predictability of future prices (by providing pre-determined annual price escalations) and the ease by which homeowners can switch to electricity generated by our solar energy systems.

We also compete with companies that are not regulated like traditional utilities but that have access to the traditional utility electricity transmission and distribution infrastructure pursuant to state and local pro-competitive and consumer choice policies and with solar companies with business models that are similar to ours. We believe that we compete favorably with these companies based on our unique multi-channel approach and differentiated customer experience.

We also face competition from purely finance-driven organizations that acquire homeowners and then subcontract out the installation of solar energy systems, from installation businesses that seek financing from external parties, from large construction companies and utilities and from sophisticated electrical and roofing companies.

Research and Development

We believe continued investment in research and development is an important component of our on-going efforts to improve and expand our platform of services and tools. Our research and development expenses were $9.7 million in 2015, $8.4 million in 2014 and $10.0 million in 2013. These expenses include costs related to the development, maintenance and research associated with our BrightPath software and our SnapNrack racking equipment. We also capitalized additional costs of $8.3 million in 2015, $7.3 million in 2014 and $1.9 million in 2013 associated with our software, including BrightPath.

Intellectual Property

As of December 31, 2015, we had 13 issued patents and 22 filed patent applications in the United States and foreign countries relating to a variety of aspects of our solar solutions. Our issued United States patents will expire 20 years from their respective filing dates, with the earliest expiring in 2029. We intend to file additional patent applications as we innovate through our research and development efforts.

Government Regulation and Incentives

Government Regulation

Although we are not regulated as a public utility in the United States under applicable national, state or other local regulatory regimes where we conduct business, we compete primarily with regulated utilities. As a result, we have developed and are committed to maintaining a policy team to focus on the key regulatory and legislative issues impacting the entire industry. We believe these efforts help us better navigate local markets through relationships with key stakeholders and facilitate a deep understanding of the regional policy environment.

To operate our systems we obtain interconnection permission from the applicable local primary electric utility. Depending on the size of the solar energy system and local law requirements, interconnection permission is provided by the local utility and us and/or our homeowners. In almost all cases, interconnection permissions are issued on the basis of a standard process that has been pre-approved by the local public utility commission or other regulatory body with jurisdiction over net metering policies. As such, no additional regulatory approvals are required once interconnection permission is given.

Our operations are subject to stringent and complex federal, state and local laws, including regulations governing the occupational health and safety of our employees and wage regulations. For example, we are subject to the requirements of the federal Occupational Safety and Health Act, as amended (“OSHA”), the U.S. Department of Transportation (“DOT”), and comparable state laws that protect and regulate employee health and safety.

Government Incentives

Federal, state and local government bodies provide incentives to owners, distributors, system integrators and manufacturers of solar energy systems to promote solar energy in the form of rebates, tax credits and other financial incentives such as system performance payments, payments for renewable energy credits associated with renewable energy generation and exclusion of solar energy systems from property tax assessments. These incentives enable us to lower the price we charge homeowners for energy from, and to lease, our solar energy systems, helping to catalyze homeowner acceptance of solar energy as an alternative to utility-provided power.

The federal government currently offers a 30% investment tax credit under Section 48(a) of the Internal Revenue Code (“Commercial ITC”), for the installation of certain solar power facilities owned for business purposes. The depreciable basis of a solar facility is also reduced by 50% of the tax credit claimed. Similarly, the federal government currently offers a 30% investment tax credit under Section 25D of the Internal Revenue Code (“Individual ITC”), for the installation of certain solar power facilities owned by individuals. The Commercial ITC was set to step down to 10% and the Individual ITC was set to expire at the end of 2016. In December 2015, Congress passed legislation extending both the Commercial and Individual ITC for an additional five years with a ramp down from 30% to 26% in 2020 and 22% in 2021. The Commercial ITC will remain at 10% permanently after 2021 and the Individual ITC will expire after 2021.

More than half of the states, and many local jurisdictions, have established property tax incentives for renewable energy systems that include exemptions, exclusions, abatements and credits. Many states also have adopted procurement requirements for renewable energy production. Twenty-nine states and the District of Columbia have adopted a renewable portfolio standard (and nine other states have some voluntary goal) that requires regulated utilities to procure a specified percentage of total electricity delivered in the state from eligible renewable energy sources, such as solar energy systems, by a specified date. To prove compliance with such mandates, utilities must surrender renewable energy certificates or SRECs to the applicable authority. Solar energy system owners such as our investment funds often are able to sell SRECs to utilities directly or in SREC markets.

While there are numerous federal, state and local government incentives that benefit our business, some adverse interpretations or determinations of new and existing laws can have a negative impact on our business. For example, in the state of Arizona, the Arizona Department of Revenue has determined that a personal property tax exemption on solar panels does not apply to solar panels that are leased (as opposed to owned), such that leased panels in Arizona may ultimately subject us and other solar companies to an increase in personal property taxes. If we pass this additional tax on to our customers in the form of higher prices, it could reduce or eliminate entirely the savings that these solar panels would otherwise provide to the customer. Although we are involved in ongoing litigation challenging the Arizona personal property tax determination, there can be no assurances that this litigation will be resolved in a manner that is favorable to us or other solar companies. If this litigation is not resolved in a manner that is favorable to us and other solar companies, it will adversely impact our operations in Arizona, and if we decide to pass the tax cost on to our customers, the price increase could adversely impact our ability to attract new customers in Arizona if it reduces or eliminates the savings that the solar panels would otherwise provide.

Employees

As of December 31, 2015, we had approximately 3,380 employees. We also engage independent contractors and consultants. None of our employees are covered by collective bargaining agreements. We have not experienced any work stoppages.

Corporate Information

Our principal executive offices are located at 595 Market Street, 29th Floor, San Francisco, California 94105, and our telephone number is (415) 580-6900. Our website address is www.sunrun.com. Information contained on, or that can be accessed through, our website does not constitute part of this prospectus and inclusions of our website address in this prospectus are inactive textual references only. We were formed in 2007 as a California limited liability company, and converted in 2008 into a Delaware corporation.

The Sunrun design logo, “Sunrun” and our other registered or common law trademarks, service marks or trade names appearing in this prospectus are the property of Sunrun Inc. Other trademarks and trade names referred to in this prospectus are the property of their respective owners.

Available Information

We file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended. The public may obtain these filings at the Securities and Exchange Commission (the SEC)’s Public Reference Room at 100 F Street, NE, Washington, DC 20549 or by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website at www.sec.gov that contains reports, proxy and information statements and other information that we file with the SEC electronically. Copies of our reports on Form 10-K, Forms 10-Q, Forms 8-K, and amendments to those reports may also be obtained, free of charge, electronically on the investor relations page on our website located at investors.sunrun.com as soon as reasonably practical after we file such material with, or furnish it to, the SEC.

We also use the investor relations page on our website as a channel of distribution for important company information. Important information, including press releases, analyst presentations and financial information regarding us, as well as corporate governance information, is routinely posted and accessible on the investor relations page on our website. Information on or that can be accessed through our website is not part of this Annual Report on Form 10-K, and the inclusion of our website address is an inactive textual reference only.

Item 1A. Risk Factors.

Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Annual Report on Form 10-K, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes, before making a decision to invest in our common stock. The risks and uncertainties described below may not be the only ones we face. If any of the risks actually occur, our business, financial condition, results of operations, cash flows and prospects could be materially and adversely affected. In that event, the market price of our common stock could decline, and you could lose part or all of your investment.

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

The federal government currently offers a 30% ITC (the “Commercial ITC”) under Section 48(a) of the Internal Revenue Code of 1986, as amended (the “Code”), for the installation of certain solar power facilities prior to December 31, 2016, for taxpayers using solar property in a trade or business. The Commercial ITC was set to step down to 10% at the end of 2016. In December 2015, Congress passed legislation extending the Commercial ITC for an additional five years with a ramp down from 30% to 26% in 2020 and 22% in 2021. The Commercial ITC will remain at 10% permanently after 2021. Potential investors must remain satisfied that the funding structures that we offer will make the tax benefits associated with solar energy systems available to these investors, which depends both on the investors’ assessment of the tax law and the absence of any unfavorable interpretations of that law. Adverse changes in existing law or interpretations of existing law by the Internal Revenue Service (the “IRS”) and the courts could reduce the willingness of investors to invest in funds associated with these solar energy systems. Accordingly, we cannot assure you that this type of financing will continue to be available to us. New investment fund structures or other financing mechanisms may also become available, and if we are unable to take advantage of these fund structures and financing mechanisms, we may be at a competitive disadvantage. If, for any reason, we were unable to finance our solar service offerings through tax-advantaged structures or if we were unable to realize or monetize Commercial ITCs or other tax benefits, we may no longer be able to provide our solar service offerings to new homeowners on an economically viable basis, which would have a material adverse effect on our business, financial condition and results of operations.

We have historically benefited from declining costs in our industry, and our business and financial results may be harmed as a result of increases in costs associated with our solar service offerings. If we do not reduce our cost structure in the future, our ability to become profitable may be impaired.

Declining costs related to raw materials, manufacturing and the sale and installation of our solar service offerings has been a key driver in the pricing of our solar service offerings and, more broadly, homeowner adoption of solar energy. While historically the prices of solar panels and raw materials have declined, the cost of solar panels and raw materials could increase in the future due to a variety of factors, including trade barriers, export regulations, regulatory or contractual limitations, industry market requirements and changes in technology and industry standards. Any such increases could slow our growth and cause our financial results and operational metrics to suffer. For example, in the past, we and our solar partners purchased a significant portion of the solar panels used in our solar service offerings from manufacturers based in China or such panels have contained components from China. The U.S. government has imposed antidumping and countervailing duties on solar cells manufactured in China. In addition, we may face other increases in our operating expenses, including increases in wages or other labor costs, as well as marketing, sales or branding related costs. In addition, we invested heavily in building our direct-to-consumer capabilities in 2014 after our acquisition of the residential sales and installation business of Mainstream Energy Corporation, as well as its fulfillment business, AEE Solar, and its racking business, SnapNrack, which we refer to collectively as MEC. These investments included significantly increasing our installation capacity through the opening of new branches, increasing our hiring in construction and in associated management personnel, and increasing brand and sales and marketing expenses.

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

Utilities, their trade associations, and fossil fuel interests in the country, each of which has significantly greater economic and political resources than the residential solar industry, are currently challenging solar-related policies to reduce the competitiveness of residential solar energy. Any adverse changes in solar-related policies could have a negative impact on our business and prospects. For example, we recently ceased operations in Nevada as a result of the elimination of net metering.

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

As of December 31, 2015, a substantial majority of states have adopted net metering policies. Net metering policies provide homeowners with a one-for-one full retail credit within a monthly billing period for electricity that the solar energy system exports to the electric grid. At the end of the monthly billing period, if the homeowner has generated excess electricity within that month, the homeowner typically carries forward a credit for any excess electricity to be offset against future utility purchases. At the end of an annual billing period or calendar year, utilities either continue to carry forward a credit, or reconcile the homeowner’s final annual or calendar year bill using different rates (including zero credit) for the exported electricity.

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

Some states, including California, currently set limits on the total percentage of a utility’s customers that can adopt net metering. New Hampshire and New York also have net metering caps and other states we serve now or in the future may adopt net metering caps. If the net metering caps in these jurisdictions are reached without an expansion of net metering policies, homeowners in the future will be unable to recognize the cost savings associated with net metering they currently enjoy. If changes to net metering policies occur without grandfathering to existing homeowners, as occurred recently in Nevada, those existing homeowners could be negatively impacted which could create a default risk from those homeowners. Our ability to sell our solar service offerings may be adversely impacted by the failure to expand existing limits to net metering. The failure to adopt a net metering policy where it currently is not in place would pose a barrier to entry in those states. Additionally, the imposition of charges that only or disproportionately impact homeowners that utilize net metering would adversely impact our business.

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

We have incurred net losses in the past, and we had an accumulated deficit of $87.2 million as of December 31, 2015. We will continue to incur net losses as we increase our spending to finance the expansion of our operations, expand our installation, engineering, administrative, sales and marketing staffs, increase spending on our brand awareness and other sales and marketing initiatives, and implement internal systems and infrastructure to support our growth. We do not know whether our revenue will grow rapidly enough to absorb these costs and our limited operating history makes it difficult to assess the extent of these expenses or their impact on our results of operations. Our ability to achieve profitability depends on a number of factors, including but not limited to:

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

In addition, our current and planned operations, personnel, systems and procedures might be inadequate to support our future growth and may require us to make additional unanticipated investment in our infrastructure, including additional costs for the expansion of our employee base and our solar partners as well as marketing and branding costs. For example, our headcount has grown to approximately 3,380 as of December 31, 2015. Our success and ability to further scale our business will depend, in part, on our ability to manage these changes in a cost-effective and efficient manner. If we cannot manage our growth, we may be unable to take advantage of market opportunities, execute our business strategies or respond to competitive pressures. This could also result in declines in quality or homeowner satisfaction, increased costs, difficulties in introducing new solar service offerings or other operational difficulties. Any failure to effectively manage growth could adversely impact our business and reputation.

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

As of December 31, 2015, the majority of our customers were in California. Accordingly, our business and results of operations are particularly susceptible to adverse economic, regulatory, political, weather and other conditions in this market and in other markets that may become similarly concentrated. In addition, our corporate and sales headquarters are located in San Francisco, California, an area that is at a heightened risk of earthquakes. We may not have adequate insurance, including business interruption insurance, to compensate us for losses that may occur from any such significant events, including damage to our solar energy systems. A significant natural disaster, such as an earthquake, could have a material adverse impact on our business, results of operations and financial condition. In addition, acts of terrorism or malicious computer viruses could cause disruptions in our or our solar partners’ businesses or the economy as a whole. To the extent that these disruptions result in delays or cancellations of installations or the deployment of our solar service offerings, our business, results of operations and financial condition would be adversely affected.

Loan financing developments could adversely impact our business.

The third-party ownership structure, which we bring to market through our solar service offerings, continues to be the predominant form of system ownership in the residential solar market in many states. However, there is a possibility of a shift from this trend to an outright purchase of the system by the homeowner (i.e., a homeowner purchases the solar energy system outright instead of leasing the system from us and paying us for the solar power produced by those systems for a 20-year initial term) with the development of loan financing products. Increases in third-party loan financing products or outright purchases could result in the demand for long-term customer agreements to decline, which would require us to shift our product focus to respond to the market trend and could have an adverse effect on our business. In 2014 and 2015, the majority of our customers chose our solar service offerings as opposed to buying a solar energy system outright. Our financial model is impacted by the volume of homeowners who choose our solar service offerings, and an increase in the number of customers who choose to purchase solar energy systems (whether for cash or through third-party financing) may harm our business and financial results.

The federal government currently offers a 30% investment tax credit under Section 25D of the Internal Revenue Code (“Individual ITC”), for the installation of certain solar power facilitates owned by individuals. The Individual ITC was set to expire at the end of 2016.  In December 2015, Congress passed legislation extending the Individual ITC for an additional five years with a ramp down from 30% to 26% in 2020 and to 22% in 2021. The Individual ITC is set to expire after 2021.

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

Furthermore, it is difficult to predict how future environmental regulations may affect the costs associated with the removal, disposal or recycling of our solar energy systems. If the value in trade or renewal revenue is less than we expect, after giving effect to any associated removal and redeployment costs, we may be required to recognize all or some of the remaining unamortized costs. This could materially impair our future results of operations.

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

We acquired MEC in February 2014 and CEE in April 2015. We may in the future acquire additional companies, project pipelines, products, or technologies or enter into joint ventures or other strategic initiatives. We may not realize the anticipated benefits of past or future acquisitions, and any acquisition has numerous risks that are not within our control. These risks include the following, among others:

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

Our future growth depends on our ability to continue to develop and maintain our proprietary technology that supports our solar service offerings, including our design and proposal software, BrightPath. In addition, we rely, and expect to continue to rely, on licensing agreements with certain third parties for aerial images that allow us to efficiently and effectively analyze a homeowner’s rooftop for solar energy system specifications. In the event that our current or future products require features that we have not developed or licensed, or we lose the benefit of an existing license, we will be required to develop or obtain such technology through purchase, license or other arrangements. If the required technology is not available on commercially reasonable terms, or at all, we may incur additional expenses in an effort to internally develop the required technology. In addition, our BrightPath software was developed, in part, with U.S. federal government funding. When new technologies are developed with U.S. government funding, the government obtains certain rights in any resulting patents, including a nonexclusive license authorizing the government to use the invention for non-commercial purposes. These rights may permit the government to disclose our confidential information to third parties and to exercise “march-in” rights to use or allow third parties to use our patented technology. We are also subject to certain reporting and other obligations to the U.S. government in connection with funding for BrightPath. If we were unable to maintain our existing proprietary technology, our ability to attract and retain solar partners could be impaired, our competitive position could be harmed and our revenue could be reduced.

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

The Office of the Inspector General of the U.S. Department of Treasury has issued subpoenas to a number of significant participants in the rooftop solar energy installation industry, including us. The subpoena we received requires us to deliver certain documents in our possession relating to our participation in the U.S. Treasury grant program. These documents have been delivered to the Office of the Inspector General of the U.S. Department of Treasury, which is investigating the administration and implementation of the U.S. Treasury grant program.

In July 2012, we and other companies that are significant participants in both the solar industry and the cash grant program under Section 1603 of the American Recovery and Reinvestment Act of 2009 received subpoenas from the U.S. Department of Treasury’s Office of the Inspector General. Our subpoena requested, among other things, documents that relate to our applications for U.S. Treasury grants and communications with certain other solar service companies or certain firms that appraise solar energy property for U.S. Treasury grant application purposes. The Inspector General is working with the Civil Division of the U.S. Department of Justice to investigate the administration and implementation of the U.S. Treasury grant program, including possible misrepresentations concerning the fair market value of the solar power systems submitted for grant under that program made in grant applications by companies in the solar industry, including us. We produced documents and testimony as requested by the Inspector General, and we intend to continue to cooperate fully with the Inspector General and the Department of Justice. We are not able to predict how long this review will be on-going. If, at the conclusion of the investigation, the Inspector General concludes that misrepresentations were made, the Department of Justice could decide to bring a civil action to recover amounts it believes were improperly paid to us. If it were successful in asserting this action, we could be required to pay damages and penalties for any funds received based on such misrepresentations (which, in turn, could require us to make indemnity payments to certain of our fund investors). Such consequences could have a material adverse effect on our business, liquidity, financial condition and prospects. Additionally, the period of time necessary to resolve the investigation is uncertain, and this matter could require significant management and financial resources that could otherwise be devoted to the operation of our business.

If the Internal Revenue Service or the U.S. Treasury Department makes determinations that the fair market value of our solar energy systems is materially lower than what we have claimed, we may have to pay significant amounts to our fund investors and our business, financial condition and prospects may be materially and adversely affected.

We and our fund investors claim the Commercial ITC or the U.S. Treasury grant in amounts based on the fair market value of our solar energy systems. We have obtained independent appraisals to determine the fair market values we report for claiming Commercial ITCs and U.S. Treasury grants. The IRS and the U.S. Treasury Department review these fair market values. With respect to U.S. Treasury grants, the U.S. Treasury Department reviews the reported fair market value in determining the amount initially awarded, and the IRS and the U.S. Treasury Department may also subsequently audit the fair market value and determine that amounts previously awarded must be repaid to the U.S. Treasury Department or that excess awards constitute taxable income for U.S. federal income tax purposes. With respect to Commercial ITCs, the IRS may review the fair market value on audit and determine that the tax credits previously claimed must be reduced. If the fair market value is determined in these circumstances to be less than we reported, we may owe our fund investors an amount equal to this difference, plus any costs and expenses associated with a challenge to that valuation. We could also be subject to tax liabilities, including interest and penalties. If the IRS or the U.S. Treasury Department further disagrees now or in the future with the amounts we reported regarding the fair market value of our solar energy systems, or if we receive an adverse outcome with respect to the Department of Treasury Inspector General investigation, it could have a material adverse effect on our business, financial condition and prospects. For example, a hypothetical five percent downward adjustment in the fair market value of the solar energy systems for which we have been awarded approximately $269.0 million in U.S. Department of Treasury grants since the beginning of the U.S. Treasury grant program through December 31, 2014, would obligate us to repay approximately $14 million to our fund investors. Three of our investment funds are currently being audited by the IRS.

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

If we are not successful in our legal proceedings and litigation, we may be required to pay significant monetary damages, which could hurt our results of operations. Lawsuits are time-consuming and expensive to resolve and divert management’s time and attention. Although we carry general liability insurance, our insurance may not cover potential claims or may not be adequate to indemnify us for all liability that may be imposed. We cannot predict how the courts will rule in any potential lawsuit against us. Decisions in favor of parties that bring lawsuits against us could subject us to significant liability for damages, adversely affect our results of operations and harm our reputation.

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

Our customer agreements are typically for 20 years and require the homeowner to make monthly payments to us. Accordingly, we are subject to the credit risk of homeowners. As of December 31, 2015, the average FICO score of our customers under a lease or power purchase agreement was approximately 760, but this may decline to the extent FICO score requirements under future investment funds are relaxed. While to date homeowner defaults have been immaterial, we expect that the risk of homeowner defaults may increase as we grow our business. Due to the immaterial amount of homeowner defaults to date, our reserve for this exposure is minimal, and our future exposure may exceed the amount of such reserves. If we experience increased homeowner credit defaults, our revenues and our ability to raise new investment funds could be adversely affected. If economic conditions worsen, certain of our homeowners may face liquidity concerns and may be unable to satisfy their payment obligations to us on a timely basis or at all, which could have a material adverse effect on our financial condition and results of operations.

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

In the 2013 consolidated financial statements, we incorrectly accounted for our deferred tax liabilities, prepaid tax asset and the related amortization as it related to income taxes incurred on intercompany transactions. The foregoing resulted in the restatement of our 2012 consolidated financial statements. Subsequent to the quarter ended March 31, 2015, we also identified and corrected an immaterial error related to the accounting for taxes on intercompany transactions. We continue to remediate our internal controls related to the accounting for income taxes.

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

As of December 31, 2015, we had U.S. federal net operating loss carryforwards of approximately $595.0 million and state net operating loss carryforwards of approximately $546.6 million, which begin expiring in varying amounts in 2028 and 2020, respectively, if unused. Under Sections 382 and 383 of the Code if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes, such as research tax credits, to offset its post-change income and taxes may be limited. In general, an “ownership change” occurs if there is a cumulative change in our ownership by “5% shareholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. Any such limitations on our ability to use our net operating loss carryforwards and other tax assets could adversely impact our business, financial condition and results of operations.

Risks Related to Ownership of Our Common Stock

Our executive officers, directors and principal stockholders continue to have substantial control over us, which will limit your ability to influence the outcome of important matters, including a change in control.

Each of our executive officers, directors and each of our stockholders who beneficially own 5% or more of our outstanding common stock and their affiliates, in the aggregate, beneficially own approximately 43.8% of the outstanding shares of our common stock, based on the number of shares outstanding as of December 31, 2015. As a result, these stockholders, if acting together, will be able to influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. They may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentrated control may have the effect of delaying or preventing a change in control of our company, could deprive our stockholders of an opportunity to receive a premium for their capital stock and might ultimately affect the market price of our common stock.

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

As of December 31, 2015, stockholders owning an aggregate of up to 65,396,429 shares of our common stock can require us to register shares of our capital stock owned by them for public sale in the United States. In addition, we filed a registration statement to register shares of our capital stock reserved for future issuance under our equity compensation plans. Subject to the satisfaction of applicable exercise periods and applicable volume and restrictions that apply to affiliates, the shares of our capital stock issued upon exercise of outstanding options to purchase shares of our common stock became available for immediate resale in the United States in the open market.

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

Item 1B. Unresolved Staff Comments.

Not applicable

Item 2. Properties.

Our corporate headquarters and executive offices are located in San Francisco, California, where we occupy approximately 56,000 square feet of office space. We also maintain 40 other locations, consisting primarily of branch offices, warehouses, sales offices and design centers in seven states.

We lease all of our facilities and we do not own any real property. We believe that our current facilities are adequate to meet our ongoing needs. If we require additional space, we believe that we will be able to obtain additional facilities on commercially reasonable terms.

Item 3. Legal Proceedings.

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

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock began trading on the NASDAQ Global Select Market under the symbol “RUN” on August 5, 2015.

Holders of Record

As of March 8, 2016, there were approximately 211 holders of record of common stock. Certain shares are held in “street” name and, accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.

Price Range of Our Common Stock

The following table sets forth the reported high and low sales prices of our common stock since the first day of public trading on August 5, 2015 for the indicated periods, as regularly quoted on the NASDAQ Global Select Market:

	Fiscal Year Ended December 31, 2015
	High	Low
Third Quarter (August 5, 2015 through September 30, 2015)	$13.31	$8.23
Fourth Quarter	$14.95	$6.36

Dividend Policy

We have never declared or paid any cash dividends on our capital stock. We currently intend to retain all available funds and any future earnings for use in the operation of our business and do not expect to pay any dividends on our capital stock in the foreseeable future. Any future determination to declare dividends will be made at the discretion of our board of directors, subject to applicable laws, and will depend on a number of factors, including our financial condition, results of operations, capital requirements, contractual restrictions, general business conditions and other factors that our board of directors may deem relevant. In addition, our credit agreements contain restrictions on payments of cash dividends.

Stock Price Performance Graph

The following stock performance graph compares our total stock return with the total return for (i) the NASDAQ Composite Index and the (ii) the Guggenheim Solar ETF, which represents a peer group of solar companies, for the period from August 5, 2015 (the date our common stock commenced trading on the NASDAQ Global Select Market) through December 31, 2015. The figures represented below assume an investment of $100 in our common stock at the closing price of $10.77 on August 5, 2015 and in the NASDAQ Composite Index and the Guggenheim Solar ETF on August 5, 2015 and the reinvestment of dividends into shares of common stock. The comparisons in the table are required by the Securities and Exchange Commission, or SEC, and are not intended to forecast or be indicative of possible future performance of our common stock. This graph shall not be deemed “soliciting material” or be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, or otherwise subject to the liabilities under that section, and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act of 1933, as amended, or the Securities Act, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

	Ticker	August 5, 2015	December 31, 2015
Sunrun Inc.	RUN	$100.00	$109.29
NASDAQ Composite Index	^IXIC	$100.00	$97.42
Guggenheim Solar ETF	TAN	$100.00	$87.61

Recent Sales of Unregistered Securities

In August 2015, immediately prior to the closing of our initial public offering, we issued approximately 1.7 million shares of common stock and executed a letter of intent to issue approximately 1.3 million warrants to purchase common stock subject to contingencies being met to the then holders of Series D and E preferred stock as an inducement to convert their shares of convertible preferred stock into shares of common stock immediately prior to the closing of our initial public offering and waive any potential anti-dilution adjustments resulting from the issuance of shares of common stock in our initial public offering. The warrants were issued on September 30, 2015 and are exercisable for three years from the date of grant with an exercise price of $22.50 per share.

No underwriters were involved in the foregoing issuance or sales of securities. The issuances of the securities described above were deemed to be exempt from registration under the Securities Act in reliance on Section 4(a)(2) of the Securities Act as transactions by an issuer not involving any public offering.  The recipients of the securities represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof.  All recipients had adequate access, through their relationships with us, to information about us.  The sales of these securities were made without any general solicitation or advertising.

Item 6. Selected Consolidated Financial Data.

You should read the following selected consolidated financial data below in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements, related notes and other financial information included elsewhere in this Annual Report on Form 10-K. the selected consolidated financial data in this section are not intended to replace the consolidated financial statements and are qualified in their entirety by the consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

The selected consolidated statements of operations data for the years ended December 31, 2015, 2014 and 2013, and the selected consolidated balance sheet data as of December 31, 2015 and 2014 are derived from our audited consolidated financial statements included elsewhere in this Form 10-K. Our historical results are not necessarily indicative of the results that may be expected in the future and interim results are not necessarily indicative of results to be expected for the full year.

	Year Ended December 31.
	2015	2014	2013
Revenue:
Operating leases and incentives	$118,004	$84,006	$54,740
Solar energy systems and product sales	186,602	114,551	—
Total revenue	304,606	198,557	54,740
Operating expenses:
Cost of operating leases and incentives	111,784	72,898	43,088
Cost of solar energy systems and product sales	168,751	100,802	—
Sales and marketing	145,477	78,723	22,395
Research and development	9,657	8,386	9,984
General and administrative	84,442	68,098	33,242
Amortization of intangible assets	3,695	2,269	—
Total operating expenses	523,806	331,176	108,709
Loss from operations	(219,200)	(132,619)	(53,969)
Interest expense, net	33,236	27,521	11,752
Loss on early extinguishment of debt	431	4,350	—
Other expenses	1,338	3,043	365
Loss before income taxes	(254,205)	(167,533)	(66,086)
Income tax benefit	(5,299)	(10,043)	(591)
Net loss	(248,906)	(157,490)	(65,495)
Net loss attributable to noncontrolling interests and redeemable noncontrolling interests	(220,660)	(86,638)	(64,294)
Net loss attributable to common stockholders	$(28,246)	$(70,852)	$(1,201)
Deemed dividend to convertible preferred stockholders (1)	(24,890)	—	—
Net loss available to common stockholders	$(53,136)	$(70,852)	$(1,201)

Net loss per share available to common shareholders—basic and diluted	$(0.96)	$(3.11)	$(0.12)
Weighted average shares used to compute net loss per share available to common stockholders—basic and diluted	55,091	22,795	9,780

(1)

We calculate net income (loss) per share (EPS) available to common stockholders using the two-class method. The two-class method allocates net income that otherwise would have been available to common stockholders to holders of participating securities. We recognized a $24.9 million deemed dividend to Series D and E preferred stockholders as a result of an inducement to convert the Series D and E preferred stock into common stock immediately prior to the closing of our initial public offering. This deemed dividend was added to net loss attributable to common stockholders to determine the amount available to the common stockholders.

	As of December 31,
	2015	2014
Consolidated Balance Sheet Data:
Cash	$203,864	$152,154
Solar energy systems, net	1,992,021	1,484,251
Total assets	2,738,146	1,932,584
Long-term debt, current portion	2,085	2,602
Solar asset-backed notes, current portion	3,323	—
Line of credit	194,975	48,597
Long-term debt, net of current portion	232,378	188,052
Solar asset-backed notes, net of current portion	105,557	—
Redeemable noncontrolling interests	147,139	135,948
Total equity	659,560	416,619

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our  consolidated financial statements and related notes thereto included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to such differences include those identified below and those discussed in the section titled “Risk Factors” included elsewhere in this Annual Report on Form 10-K.

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

Until 2014, we provided our solar service offerings primarily through our solar partner channel and relied on our solar partners to originate customers for our solar service offerings and procure and install the solar energy systems on our customers’ homes. In February 2014, we purchased the residential sales and installation business of Mainstream Energy Corporation, as well as its fulfillment business, AEE Solar, and its racking business, SnapNrack. We refer to these businesses collectively as “MEC.” Following the MEC acquisition, we began offering our solar service offerings both directly to the homeowner and through our solar partners, which include sales and installation partners, and strategic partners, which include retail partners. In addition, following the acquisition, we began to sell solar energy systems directly to customers for cash. We also sell solar energy panels and other products to resellers through AEE Solar and SnapNrack. As of December 31, 2015, we offered our solar service offerings to customers in 15 states, plus the District of Columbia, and sold solar energy panels and other products to resellers throughout the United States. The majority of our cumulative systems deployed are in California. The acquisition of MEC provided us with direct-to-consumer installation capabilities in the areas we previously serviced only through our partner channel. We did not expand our solar service offerings to any new state as a result of the acquisition of MEC.

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

Our ability to offer Customer Agreements depends in part on our ability to finance the purchase and installation of the solar energy systems by monetizing the resulting customer cash flows and related investment tax credits (“ITCs”), accelerated tax depreciation and other incentives from governments and local utilities. We monetize these incentives under tax equity investment funds which are generally structured as non-recourse project financings. From inception to March 8, 2016, we have established 24 investment funds, which represent financing for an estimated $4.0 billion in value of solar energy systems on a cumulative basis. We intend to establish additional investment funds and may also use debt, equity and other financing strategies to fund our growth.

Recent Developments

In January 2016, certain of our subsidiaries entered into secured credit facilities with a syndicate of banks for up to $250.0 million in committed facilities. The facilities include a $220.0 million aggregate facility (“Aggregate Facility”), $23.0 million term loan (“Term Loan”) and a $7.0 million letter of credit facility. The Aggregate Facility and letter of credit bear an interest rate of LIBOR + 250 basis points for the initial three-year revolving availability period, stepping up to LIBOR + 275 basis points in the following two-year period. The Term Loan bears an interest rate of LIBOR + 500 basis points (with a LIBOR floor of 100 basis points) in the first three years, stepping up to LIBOR plus 650 basis points in the following two-year period. The principal and accrued interest on any outstanding loans mature on December 31, 2020.

The facilities are non-recourse to Sunrun and are secured by net cash flows of certain subsidiaries from power purchase agreements and leases, less certain operating, maintenance and other expenses which are available to the borrowers after distributions to tax equity investors. The facilities contain customary covenants including the requirement to maintain certain financial measurements and provide lender reporting. The credit facilities also contain certain provisions in the event of default which entitle lenders to take certain actions including acceleration of amounts due under the facilities.

In March 2016, one of our subsidiaries entered into a $24.5 million secured, non-recourse loan agreement. The loan will be repaid through cashflows from a lease pass-through arrangement we previously entered into. The loan matures in September 2022 and has an interest rate of LIBOR + 2.25%. The loan agreement contains customary covenants including the requirement to maintain certain financial measurements and provide lender reporting. The loan also contains certain provisions in the event of default which entitles the lender to take certain actions including acceleration of amounts due under the loan.

At the end of 2015, we began to slow our operations in Nevada as the result of proposed regulatory changes, including elimination of net metering. In early 2016, we ceased our operations in Nevada in response to the issuance of the final rules by the Nevada Public Utilities Commission.

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

From inception to March 8, 2016, we have formed 24 investment funds. Of these 24 funds, 19 are currently active and are described below. We have established different types of investment funds to implement our asset monetization strategy. Depending on the nature of the investment fund, cash may be contributed to the investment fund by the investor upfront or in stages based on milestones associated with the design, construction or interconnection status of the solar energy systems. The cash contributed by the fund investor is used by the investment fund to purchase solar energy systems. The investment funds either own or enter into a master lease with a Sunrun subsidiary for the solar energy systems, Customer Agreements and associated incentives. We receive on-going cash distributions from the investment funds representing a portion of the monthly customer payments received. We use the upfront cash, as well as on-going distributions to cover our costs associated with purchasing and installing the solar energy systems. In addition, we also use debt, equity and other financing strategies to fund our operations. The allocation of the economic benefits between us and the fund investor and the corresponding accounting treatment varies depending on the structure of the investment fund.

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

Lease Pass-Through

Lease Pass-Through. In this investment fund structure, we and the fund investor form two entities which facilitate the pass-through of the ITC or U.S. Treasury grants to the fund investors. In this structure we contribute solar energy systems to an “owner” entity in exchange for interests in the owner entity, and the fund investors contribute cash to a “tenant” entity in exchange for interests in the tenant entity.

Under our lease pass-through structure, in accordance with the provisions of Financial Accounting Standards Board (“FASB”), Accounting Standards Codification Topic 810 (“ASC 810”) Consolidation, we have determined that we are the primary beneficiary of the owner entity, and accordingly, we consolidate that entity. We have also determined that we are not the primary beneficiary of the tenant entity, and accordingly, we do not consolidate that entity.

In this investment fund structure, the investors make a series of large up-front payments as well as, in some instances, subsequent smaller quarterly lease payments through their respective tenant entity to the corresponding owner entity in exchange for the assignment of cash flows from customer agreements and certain other benefits associated with the customer agreements and related solar energy systems. We account for the payments from investors as borrowings by recording the proceeds received as lease pass-through financing obligations. The financing obligation is reduced by recurring customer payments received under the customer agreements assigned to the funds and, if applicable, any U.S. Treasury grants, the fair value of the ITCs monetized and proceeds from the contracted resale of assigned solar renewable energy credits (“SRECs”), as they are received by the investor over the term of the assignment agreement, which is approximately 20 years. We account for these investment funds in our consolidated financial statements as if we are the lessor in the arrangement with the customer, and we record on our consolidated financial statements activities arising from the customer agreements and any related U.S. Treasury grants, ITCs, incentive rebates and SREC sales. The interest charge on our lease pass-through financing obligations is imputed at the inception of the fund based on the effective interest rate in the arrangement giving rise to the obligation and is updated prospectively as appropriate.

In certain arrangements, we agree to defer a portion of the up-front payments by arranging a loan between an indirectly wholly owned subsidiary of the Company to a subsidiary of the investor’s tenant entity. There is a legal right to offset the loan against the financing obligation if an event of default has occurred. Therefore, the lease pass-through related to these types of arrangements is recorded net of the loan.

Consolidated Joint Ventures

Partnership Flips. Under partnership flip structures, we and our fund investors contribute cash into a partnership entity. The partnership uses the cash to acquire solar energy systems developed by us and sells or leases the energy produced under customer agreements. Each fund investor receives a rate of return, typically on an after-tax basis, which varies by investment fund. Prior to the fund investor receiving its contractual rate of return or for a time period specified in the contractual arrangements, the fund investor receives the majority of the value attributable to customer payments and accelerated tax depreciation, and substantially all of the ITCs. After the fund investor receives its contractual rate of return or after the specified time period, we receive substantially all of the value attributable to the remaining customer payments and other incentives.

Under our partnership flip structures, we have determined that we control the variable interest entity (“VIE”), and accordingly we consolidate the entity and record the investor’s interest as either noncontrolling interests or redeemable noncontrolling interests in our consolidated balance sheets.

Inverted Leases. Under our inverted lease structure, we and the fund investor set up a multi-tiered investment vehicle that is comprised of two partnership entities which facilitate the pass through of the tax benefits to the fund investors. In this structure we contribute solar energy systems to an “owner” partnership entity in exchange for interests in the owner partnership and the fund investors contribute cash to a “tenant” partnership in exchange for interests in the tenant partnership, which in turn makes an investment in the owner partnership entity in exchange for interests in the owner partnership. The owner partnership uses the cash contributions received from the tenant partnership to purchase systems from us and/or fund installation of such systems. The owner partnership leases the contributed solar energy systems to the tenant partnership under a master lease, and the tenant partnership pays the owner partnership rent for those systems both upfront and on an ongoing basis. The tenant partnership sells energy from the solar energy systems to customers pursuant to the terms of the applicable customer agreements. Customer payments made to the tenant partnership are used to pay expenses (including fees to us), make master lease rent payments and pay preferred return distributions to the fund investor. The owner partnership distributes cash to us and the tenant partnership. As the tenant partnership is an investor in the owner partnership, this allows the fund investors to receive a portion of the accelerated tax depreciation and operating losses associated with the ownership of the assets. In this format, in part owing to the allocation of depreciation benefits to the investor, the investor’s pre-tax return is much lower than the investor’s after-tax return. Under our existing JV inverted lease structure, a substantial portion of the value generated by the solar energy systems is provided to the fund investor for a specified period of time, which is generally based upon the period of time corresponding to the expiry of the recapture period associated with the ITCs. After that point in time, we receive substantially all of the value attributable to the long-term recurring customer payments and the other incentives.

Under our JV inverted lease structure, we have determined that we control each VIE, and accordingly we consolidate the entity and book the investor’s interest as a noncontrolling interest or redeemable noncontrolling interest. For all of our JV inverted leases, the redeemable noncontrolling interest is carried on our balance sheet at the greater of the redemption value or the amount calculated under the HLBV method. The HLBV method estimates the amount that, if the fund’s assets were hypothetically sold at their book value, the investor would be entitled to receive according to the liquidation waterfall in the partnership agreement. Generally, the terms of each agreement allocate the value of ITCs earned or grants received by the fund investor to us. Any remaining proceeds are allocated on a pro rata basis to the fund investor and us in accordance with their ownership percentages. We also have one JV inverted lease fund whereby we have a pro rata interest in the entity and we account for the noncontrolling interest’s share of income on a pro rata basis. Accordingly, the noncontrolling interest of this fund is carried on our balance sheet at the cumulative amount of capital contributions, reduced by cumulative distributions paid to the investor, as well as the pro rata share of their income. For further information, see the section entitled “Components of Statements of Operations —Net Loss attributable to Common Stockholders.”

For further information regarding our investment funds, including the associated risks, see “Risk Factors—Our ability to provide our solar service offerings to homeowners on an economically viable basis depends in part on our ability to finance these systems with fund investors who seek particular tax and other benefits” and Note 15, Noncontrolling Interests and Redeemable Noncontrolling Interests, to our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.

Key Operating Metrics

We regularly review a number of metrics, including the following key operating metrics, to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make strategic decisions. Some of our key operating metrics are estimates that are based on our management’s beliefs and assumptions and on information currently available to management. Although we believe that we have a reasonable basis for each of these estimates, we caution you that these estimates are based on a combination of assumptions that may prove to be inaccurate over time. Such inaccuracies could be material to our actual results when compared to our calculations.  Please see the section titled “Risk Factors” in this Annual Report on Form 10-K. Furthermore, other companies may calculate these metrics differently than we do now or in the future, which would reduce their usefulness as a comparative measure.

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

	For the Year Ended December 31,
	2015	2014
MW booked (during the period)	273.8	162.9	(1)
MW deployed (during the period)	202.9	129.6	(1)

	As of December 31,
	2015	2014
Cumulative megawatts deployed (end of period)	596.3	393.4

	As of December 31,
	2015	2014
	(in thousands, except per watt values)
Estimated nominal contracted payments remaining	$2,404,428	$1,596,615

Estimated retained value under energy contract	1,029,311	642,735
Estimated retained value of purchase or renewal	487,397	357,329
Estimated retained value	$1,516,708	$1,000,064

Estimated retained value per watt	$2.33	$2.40

(1)	Includes 14.7 MWs associated with purchase of asset portfolio in the second quarter of 2014.

Components of Statements of Operations

Revenue

We generate revenue from (1) operating leases and incentives and (2) solar energy systems and product sales commencing in 2014 as a result of the MEC acquisition. Product sales also include lead generation sales commencing in 2015 as a result of the acquisition of Clean Energy Experts, LLC or CEE acquisition.

Operating Leases and Incentives

Operating leases and incentives revenue is primarily comprised of revenue from our customer agreements, solar energy system rebate incentives and sales of SRECs generated by our solar energy systems to third parties, as well as revenue associated with ITCs assigned to investment funds that are classified as lease pass-through arrangements.

We classify and account for our customer agreements as operating leases. We recognize revenue from these agreements either on a straight-line basis over the term of the agreements (in the case of leases) or as we generate and sell energy to customers (in the case of PPAs). The term of these agreements is typically 20 years.

We consider the proceeds from solar energy system rebate incentives to be minimum lease payments under our customer agreements and recognize such payments as revenue over the contract term on a straight-line basis.

We also apply for and receive SRECs and sell them to third parties in certain jurisdictions for energy generated by our solar energy systems. We recognize revenue related to the sale of SRECs to the extent the cumulative value of delivered SRECs per contract exceeds any possible liquidated damages for non-delivery, if any.

Finally, under our investment funds that are classified as lease pass-through arrangements, we allocate a portion of the cash consideration received from the investors to the estimated fair value of the ITCs assigned to such investment funds. The ITCs are subject to recapture under the Internal Revenue Code (“Code”) if the underlying solar energy system either ceases to be a qualifying property or undergoes a change in ownership within five years of its placed-in-service date. The recapture amount decreases on the anniversary of the permission to operate (“PTO”) date. We recognize ITC revenue as the recapture provisions lapse, with one-fifth of the estimated fair value of the assigned ITC recognized on each anniversary of the solar energy systems’ PTO date over the following five years.

Our quarterly operating leases and incentives revenue has been and will continue to be impacted by seasonality. Energy production is greater in the second and third quarters than in the first and fourth quarters, causing variability in revenue recognized under PPAs. There are also seasonal fluctuations in sales and installations, particularly in the fourth quarter, resulting from decreased sales through the holiday season and weather-related installation delays. In addition, as described above, ITC revenue associated with lease pass-through arrangements is recognized once annually on the anniversary of the PTO date and a high percentage of our existing ITCs have PTO dates that occur in the second quarter.

Solar Energy Systems and Product Sales

Solar energy systems sales are comprised of revenue from the sale of solar energy systems directly to homeowners. We generally recognize revenue from solar energy systems sold to homeowners when we install the solar energy system and it passes inspection by the authority having jurisdiction, provided all other revenue recognition criteria have been met.

Product sales revenue consists of revenue from the sale of solar panels, inverters, racking systems, other solar-related equipment to resellers and customer leads to third parties, including our partners and other solar providers. Product sales revenue is recognized at the time title is transferred, generally upon shipment. Customer lead revenue is recognized at the time the lead is delivered.

Our quarterly solar energy systems and product sales revenue has and will continue to fluctuate due to a variety of factors, including timing of installation and seasonal factors described above, as well as other factors that may cause homeowners to opt to purchase solar energy systems rather than leasing them.

Operating Expenses

Operating expenses are classified by the related activity and assigned department of our personnel. Personnel costs include salaries, bonuses, benefits and stock-based compensation. Corporate overhead costs include information technology and facilities costs that are allocated based upon the estimated use by personnel in the related classification below.

Cost of Operating Leases and Incentives

Operating leases and incentives cost of revenue is primarily comprised of (1) the depreciation of solar energy systems, as reduced by amortization of U.S. Treasury grant income, (2) amortization of initial direct costs (“IDCs”), (3) lease operations, monitoring and maintenance costs including associated personnel costs, and (4) allocated corporate overhead costs.

Cost of Solar Energy Systems and Product Sales

Solar energy systems cost of revenue and non-lead generation product sales cost of revenue primarily consists of direct and indirect material and personnel costs for solar energy systems installations and product sales. Other costs include engineering and design costs, estimated warranty costs, freight costs, allocated corporate overhead costs, vehicle depreciation costs and personnel costs associated with supply chain, logistics, operations management, safety and quality control. Cost of revenue for lead generations consists of costs related to direct-response advertising activities associated with generating customer leads.

Sales and Marketing

Sales and marketing expenses include personnel costs as well as advertising, promotional and other marketing related expenses. Sales and marketing expenses also include referral fees, allocated corporate overhead costs, travel and professional services.

Research and Development

Research and development expenses include personnel costs, allocated corporate overhead costs, and other costs related to the development of our BrightPath software suite as well as our racking equipment.

General and Administrative

General and administrative expenses include personnel costs related to accounting, finance, structured finance services, legal, executive staff and human resources. General and administrative expenses also include professional services and allocated corporate overhead costs as well as certain fees paid to fund investors.

Amortization of Intangible Assets

We acquired intangible assets in connection with the acquisition of MEC and CEE. Such intangible assets are being amortized over their estimated useful lives, which range from four months to 10 years.

Non-operating Expenses

Interest Expense, net

Interest expense, net primarily consists of the interest charges associated with long term borrowing and lease pass-through financing obligations. Our revolving line of credit and syndicated term loans are subject to variable interest rates. Our notes payable, bank term loans and solar asset-backed notes bear fixed interest rates. The interest charge on our lease pass-through financing obligations is imputed at the inception of the related transaction based on the effective interest rate in the arrangement giving rise to the obligation and updated prospectively as appropriate. Interest expense also includes the amortization of deferred financing costs associated with such borrowings, partially offset by a nominal amount of interest income generated from our cash holdings in interest-bearing accounts. In the future we may incur additional indebtedness to fund our operations, and our interest expense would correspondingly increase.

Loss on Early Extinguishment of Debt

Loss on early extinguishment of debt consists of loss from early extinguishment of certain non-bank term loans in 2015 and 2014.

Other Expenses

Other expenses consist principally of our portion of the net loss in our investment in The Alliance for Solar Choice (“TASC”), which was accounted for under the equity method of accounting.

Income Tax Expense

We are subject to taxation in the United States, where all of our business is conducted. Our effective tax rates differ from the statutory rate primarily due to noncontrolling and redeemable noncontrolling interest adjustments and prepaid tax expense on intercompany gains.

As of December 31, 2015, we had approximately $595.0 million of federal and $546.6 million of state net operating loss carryforwards (“NOLs”), available to offset future taxable income, if any, which expire in varying amounts beginning in 2028 and 2020 for federal and state purposes, respectively, if unused. It is possible that we will not generate taxable income in time to use these NOLs before their expiration.

Net Loss Attributable to Common Stockholders

As discussed above under “—Investment Funds,” 14 of our 19 active investment funds are consolidated joint ventures. We determine the net loss attributable to common stockholders by deducting from net loss the net loss attributable to noncontrolling interests and redeemable noncontrolling interests in these funds. The net loss attributable to noncontrolling interests and redeemable noncontrolling interests represents the fund investors’ allocable share in the results of operations of these investment funds. For these funds, we have determined that the provisions in the contractual arrangements represent substantive profit sharing arrangements, where the allocations to the partners sometimes differ from the stated ownership percentages. We have further determined that, for these arrangements, the appropriate methodology for attributing income and loss to the noncontrolling interests and redeemable noncontrolling interests each period is a balance sheet approach using the HLBV method.

Under the HLBV method, the amounts of income and loss attributed to the noncontrolling interests and redeemable noncontrolling interests in the consolidated statements of operations reflect changes in the amounts the fund investors would hypothetically receive at each balance sheet date under the liquidation provisions of the contractual provisions of these funds, assuming the net assets of the respective investment funds were liquidated at the carrying value determined in accordance with generally accepted accounting principles in the United States (“GAAP”). The fund investors’ interest in the results of operations of these investment funds is initially determined by calculating the difference in the noncontrolling interests and redeemable noncontrolling interests’ claim under the HLBV method at the start and end of each reporting period, after taking into account any contributions and distributions between the fund and the fund investors and subject to the redemption provisions in certain funds. The redeemable noncontrolling interests balance is the greater of the carrying value calculated under the HLBV method or the redemption value. Because the investor contributes cash into the fund to purchase solar energy systems at fair market value which exceeds their carrying value, the noncontrolling interest balance is reduced upon application of the HLBV method. As such, the HLBV method generally allocates more loss to the noncontrolling interest in the first several years after fund formation. After the solar systems have been purchased by the fund, the noncontrolling interest’s contributions decrease substantially. As ongoing distributions are received by the noncontrolling interest, their losses under the HLBV method tend to reverse. While the application of HLBV is performed consistently, the results of that application and its impact on the income or loss allocated between us and the noncontrolling interests and redeemable noncontrolling interests depend on the respective funds’ specific contractual liquidation provisions. The HLBV results are generally affected by the tax attributes allocated to the fund investors including tax bonus depreciation and ITCs or U.S. Treasury grants in lieu of the ITCs, the amount of preferred returns that have been paid to the fund investors by the investment funds, and the allocation of tax income or losses in a liquidation scenario.

The contractual liquidation provisions of our consolidated joint ventures (which include our partnership flips and JV inverted leases) provide that the allocation percentages between us and the investor change, or “flip,” under certain circumstances, such as upon the achievement of the fund investor’s targeted rate of return, the passage of time, or the expiration of the recapture period associated with ITCs. Prior to the point at which the allocation percentage flips, the investor is entitled to receive a majority of the value generated by the solar energy systems. At the flip point, we become entitled to receive most of the value. The difference between our current partnership flip structures and JV inverted lease structures that drives a significant impact on our results from the application of the HLBV method is how the flip point is determined.

For investment funds that have a partnership flip structure, the flip point is tied to the achievement of the fund investor’s targeted rate of return. The receipt of tax benefits by the fund investor count towards the achievement of such target, which reduces the amount distributable to the fund investor in a hypothetical liquidation under these funds’ contractual liquidation provisions. This results in a net loss attributable to the fund investor over the periods in which these tax benefits are received as a result of our application of the HLBV method.

For investment funds that have a JV inverted lease structure, the flip point is typically tied to the expiration of the recapture period associated with ITCs. An investor in a fund with a JV inverted lease fund structure will receive tax benefits similar to an investor in a fund that has adopted a partnership structure. However, unlike the partnership flip structure, the receipt of tax benefits by the fund investor does not impact the amount distributable to the fund investor in a hypothetical liquidation under these funds’ contractual liquidation provisions. At the flip point, the fund investor’s claims on the net assets of the investment fund generally decreases. This results in a net loss attributable to the fund investor in the period when the flip occurs as a result of our application of the HLBV method. As discussed above under “—Investment Funds,” we also have one JV inverted lease whereby we have a pro rata interest in the entity, and we account for the noncontrolling interest’s share of income on a pro rata basis.

These differences are a result of the specific contractual provisions for each of our existing funds and are not necessarily indicative of terms for our future partnership flip or JV inverted lease structures. Future investment funds may contain different features than those that we currently employ, and as a result, the application of the HLBV method and resulting allocation of net income or loss may be different from our existing funds.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with GAAP. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses, and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. In many instances, we could have reasonably used different accounting estimates, and in other instances, changes in the accounting estimates are reasonably likely to occur from period-to-period. Actual results could differ significantly from our estimates. Our future financial statements will be affected to the extent that our actual results materially differ from these estimates. For further information on all of our significant accounting policies, see Note 2, Summary of Significant Accounting Policies, to our consolidated financial statements included elsewhere in this Annual Report.

We believe that assumptions and estimates associated with our principles of consolidation, revenue recognition, impairment of long-lived assets, goodwill impairment analysis, stock-based compensation expense and common stock valuation, provision for income taxes and valuation of noncontrolling interests and redeemable noncontrolling interests have the greatest impact on our consolidated financial statements. Therefore, we consider these to be our critical accounting policies and estimates.

Principles of Consolidation

Our consolidated financial statements include our accounts and those of our subsidiaries in which we have a controlling financial interest. The typical condition for a controlling financial interest is holding a majority of the voting interests of an entity. However, a controlling financial interest may also exist in entities, such as VIEs, through arrangements that do not involve controlling financial interests. We consolidate any VIE of which we are the primary beneficiary, which is defined as the party that has (1) the power to direct the activities of a VIE that most significantly impact the VIE’s economic performance and (2) the obligation to absorb losses or receive benefits of the VIE that could potentially be significant to the VIE. We evaluate our relationships with our VIEs on an ongoing basis to determine whether we continue to be the primary beneficiary. Our financial statements reflect the assets and liabilities of VIEs that we consolidate. All intercompany transactions and balances have been eliminated in consolidation. For further information regarding consolidation of our investment funds, see Investment Funds above.

Revenue Recognition

We sell the energy that our solar energy systems produce through long-term customer agreements. We also derive a portion of our revenue from solar energy system rebate incentives, sales of SRECs generated from our solar energy systems and ITCs assigned to investment funds that are classified as lease pass-through arrangements.

Following the acquisition of MEC in February 2014, we began selling solar energy systems to homeowners, as well as related products, such as solar panels, inverters, racking systems and other solar-related equipment, to resellers. Following the acquisition of CEE in April 2015, we began selling customer leads to third parties, including our partners and other solar providers.

We recognize revenue when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the sales price is fixed and determinable, and (iv) collection of the related receivable is reasonably assured.

Operating Leases and Incentives Revenue. Operating leases and incentives revenue represent both ongoing and advance payments received under the terms of the customer agreements, which typically have terms of 20 years. Revenue from advance payments including prepayment options is deferred and begins to be recognized when PTO is given by the local utility company or on the date daily operation commences if utility approval is not required, provided all other revenue criteria are met.

We have determined that our customer agreements should be accounted for as operating leases after evaluating the following lease classification criteria: (i) whether there is a transfer of ownership or bargain purchase option at the end of the lease, (ii) whether the lease term is greater than 75% of the estimated economic life, or (iii) whether the present value of minimum lease payments exceeds 90% of the fair value at lease inception.

In the majority of our customer agreements, we charge a fixed fee per kilowatt hour based on the amount of electricity the solar energy system actually produces, with an annual fixed percentage price escalation to address the impact of inflation and utility rate increases over the period of the contract. In these cases, we consider the customer payments to be contingent lease payments which are excluded from minimum lease payments used for purposes of assessing the lease classification criteria above. Accordingly, we recognize these electricity payments as earned, provided all other revenue recognition criteria discussed above are met.

We also offer customer agreements whereby the customers’ monthly payment is a pre-determined amount calculated based on the expected solar energy generation and includes an annual fixed percentage price escalation (to address the impact of inflation and utility rate increases) over the period of the contracts, which are typically 20 years. We record operating lease revenue from minimum lease payments on a straight-line basis over the life of the lease term, provided all other revenue recognition criteria are met.

We also apply for and receive upfront rebates and incentives offered by certain state and local governments and local utility companies on behalf of our customers for solar facilities installed on certain of our customers’ premises. We consider these rebates to be minimum lease payments which are generally recognized on a straight-line basis over the life of the lease term. The difference between the payments received and the revenue recognized is recorded as deferred revenue on the consolidated balance sheet.

SREC revenue arises from the sale of environmental credits generated by solar energy systems. If the solar energy systems do not generate the amount of electricity required to earn SRECs sold forward or if for any reason the electricity generated does not produce SRECs for a particular state, we may be required to make up the shortfall of SRECs through purchases on the open market or make payments of liquidated damages. We recognize revenue related to the sale of SRECs to the extent the cumulative value of delivered SRECs per contract exceeds any possible liquidated damages for non-delivery, if any.

For lease pass-through structures, we monetize the ITCs associated with the systems subject to customer agreements by assigning them to the investor together with the future associated customer payments. A portion of the cash consideration received from the investor is allocated to the estimated fair value of the assigned ITCs. The estimated fair value of the ITCs is determined by applying the expected internal rate of return to the investor to the gross amount of the ITCs that may be claimed by the investor.

The ITCs are subject to recapture under the Code if the underlying solar energy systems either ceases to be a qualifying property or undergoes a change in ownership within five years of its placed in service date. The recapture amount decreases by one-fifth on the anniversary of the placed in service date, which begins upon PTO. As we have an obligation to ensure the solar energy system is in service and operational for a term of five years to avoid any recapture of the ITCs, we recognize revenue as the recapture provisions lapse provided the other revenue recognition criteria have been met. The monetized ITCs are initially recorded as deferred revenue on the consolidated balance sheet, and subsequently, one-fifth of the monetized ITCs will be recognized as operating leases and incentives revenue in the consolidated statement of operations on each anniversary of the solar energy system’s PTO date over the following five years.

Solar Energy Systems and Product Sales. For solar energy systems sold to customers, we recognize revenue, net of any applicable governmental sales taxes, when we install the solar facilities and it passes inspection by the responsible city department, provided all other revenue recognition criteria are met. The installation projects of our solar energy systems are typically completed in a short period of time. Prior to our acquisition of MEC in February 2014, we did not directly sell solar energy systems to homeowners.

Product sales revenue is recognized at the time the goods are shipped or when title is transferred. Shipping and handling fees charged to customers are included in net sales. Shipping and handling costs incurred are included in cost of sales. Taxes assessed by government authorities that are directly imposed on revenue producing transactions are excluded from product sales revenue. Prior to our acquisition of MEC in February 2014, we did not sell solar-related products to resellers. Customer lead revenue, included in product sales, is recognized at the time the lead is delivered. Prior to the acquisition of CEE in April 2015, we did not sell customer leads to third parties.

Impairment of Long-Lived Assets

The carrying amounts of our long-lived assets, including solar energy systems and definite-lived intangible assets, are periodically reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable or that the useful life is shorter than originally estimated. Factors that we consider in deciding when to perform an impairment review would include significant negative industry or economic trends, and significant changes or planned changes in our use of the assets. Recoverability of these assets is measured by comparison of the carrying amount of each asset to the future undiscounted cash flows the asset is expected to generate over its remaining life. If the asset is considered to be impaired, the amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset. If the useful life is shorter than originally estimated, we amortize the remaining carrying value over the new shorter useful life. No impairment of long-lived assets has been recorded for the years ended December 31, 2015, 2014 and 2013.

Goodwill Impairment Analysis

Goodwill represents the excess of the purchase price of an acquired business over the fair value of the net tangible and identifiable intangible assets acquired. Our goodwill balance is a result of the acquisition of MEC in February 2014 and CEE in April 2015. We have determined that we operate as one reporting unit, and our goodwill is recorded at the enterprise level. We perform our annual impairment test of goodwill on October 1 of each year or whenever events or circumstances change or occur that would indicate that goodwill might be impaired. When assessing goodwill for impairment, we use qualitative and, if necessary, quantitative methods. We also consider our enterprise value and, if necessary, our discounted cash flow model, which involves assumptions and estimates, including our future financial performance, weighted-average cost of capital and interpretation of currently enacted tax laws. Circumstances that could indicate impairment and require us to perform an impairment test include a significant decline in our financial results, a significant decline in our enterprise value relative to our net book value, an unanticipated change in competition or our market share and a significant change in our strategic plans. We did not note any indicators of impairment in the qualitative assessment that would require a quantitative analysis in 2015. We did not have any goodwill prior to 2014, and no impairment charges have been recorded to date.

Stock-Based Compensation

We grant stock options to our employees, including our executive officers and members of our board of directors, and recognize employee stock-based compensation expense based on the fair value of stock options at grant date. We estimate the fair value of stock options using the Black-Scholes option-pricing model. This model requires us to use certain estimates and assumptions such as: (i) the fair value of our common stock, which is estimated using the methodology as discussed below in Common Stock Valuation; (ii) the expected volatility of our common stock, which is based on the volatility data of a group of publicly traded peer companies in our industry; (iii) the expected terms of our stock options, which are based on the historical average vesting terms and contractual lives of our stock options; (iv) the expected dividend yield, which is 0%, as we have not paid and do not anticipate paying dividends on our common stock; and (v) the risk-free interest rates, which are based on the U.S. Treasury yield curves in effect at the grant date with maturities equal to the expected terms of the options granted. Our stock options have a contractual term of 10 years and generally vest over four years, with 25% vesting after one year and the remainder vesting monthly thereafter over 36 months. If any of the assumptions used in the Black-Scholes model changes significantly, stock-based compensation for future awards may differ materially compared with the awards granted previously.

The following table summarizes the assumptions relating to our stock options granted in 2015, 2014 and 2013:

	Year Ended December 31,
	2015	2014	2013
Risk-free interest rate	1.55%-1.95%	1.68%-2.01%	0.82%-2.06%
Volatility	36.30%-39.63%	37.41%-46.68%	54.36%-55.80%
Expected term (in years)	5.50-6.23	5.34-6.08	5.54-6.08
Expected dividend yield	0.00%	0.00%	0.00%

We record stock-based compensation expense net of estimated forfeitures so that expense is recorded for only those stock-based awards that we expect to vest. We estimate forfeitures based on our historical forfeiture of equity awards adjusted to reflect future changes in facts and circumstances, if any. We will revise our estimated forfeiture rate if actual forfeitures differ from our initial estimates. We record stock-based compensation expense for stock options on a straight-line basis over the vesting term.

We also granted restricted stock units (“RSUs”) to certain non-employee service providers. Certain RSUs granted to non-employees vest upon the satisfaction of both a performance-based condition and service condition. We start recognizing non-employee stock-based compensation expense on RSUs subject to performance-based conditions and service conditions when the performance conditions are met.

We will continue to use judgment in evaluating the expected term, expected volatility and forfeiture rate related to our stock-based compensation on a prospective basis. As we continue to accumulate additional data related to our common stock, we may have refinements to the estimates of our expected volatility, expected terms and forfeiture rates, which could materially impact our future stock-based compensation expense as it relates to the future grants of our stock-based awards.

Provision for Income Taxes

We account for income taxes under an asset and liability approach. Deferred income taxes reflect the impact of temporary differences between assets and liabilities recognized for financial reporting purposes and the amounts recognized for income tax reporting purposes, net operating loss carryforwards and other tax credits measured by applying currently enacted tax laws. A valuation allowance is provided when necessary to reduce deferred tax assets to an amount that is more likely than not to be realized. There is no valuation allowance as of December 31, 2015 as we expect to utilize the deferred tax assets over approximately 20 years.

We sell solar energy systems to the investment funds. As the investment funds are consolidated by us, the gain on the sale of the solar energy systems is not recognized in the consolidated financial statements. However, this gain is recognized for tax reporting purposes. Since these transactions are intercompany sales for book purposes, any tax expense incurred related to these intercompany sales is deferred and recorded as a prepaid tax asset and there is no recognition of a deferred tax asset. The prepaid tax asset is amortized over the estimated useful life of the underlying solar energy systems which has been estimated to be 20 years.

We determine whether a tax position is more likely than not to be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. We use a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained upon tax authority examination, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement.

Our policy is to include interest and penalties related to unrecognized tax benefits, if any, within the provision for taxes in the consolidated statements of operations.

Noncontrolling Interests and Redeemable Noncontrolling Interests

Our noncontrolling interests and redeemable noncontrolling interests represent fund investors’ interests in the net assets of certain investment funds, which we consolidate, that we have entered into in order to finance the costs of solar energy facilities under operating leases. We have determined that the provisions in the contractual arrangements of the investment funds represent substantive profit-sharing arrangements, which gives rise to the noncontrolling interests and redeemable noncontrolling interests. We have further determined that for all but one of these arrangements, the appropriate methodology for attributing income and loss to the noncontrolling interests and redeemable noncontrolling interests each period is a balance sheet approach using the HLBV method.

Attributing income and loss to the noncontrolling interests and redeemable noncontrolling interests under the HLBV method requires the use of significant assumptions to calculate the amounts that fund investors would receive upon a hypothetical liquidation. Changes in these assumptions can have a significant impact on the amount that fund investors would receive upon a hypothetical liquidation.

We classify certain noncontrolling interests with redemption features that are not solely within our control outside of permanent equity on our consolidated balance sheets. Redeemable noncontrolling interests are reported using the greater of their carrying value at each reporting date as determined by the HLBV method or their estimated redemption value in each reporting period. Estimating the redemption value of the redeemable noncontrolling interests requires the use of significant assumptions and estimates such as projected future cash flows at the time the redemption feature can be exercised. Changes in these assumptions and estimates can have a significant impact on the calculation of the redemption value.

Results of Operations

The results of operations presented below should be reviewed in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31.
	2015	2014	2013
Revenue:
Operating leases and incentives	$118,004	$84,006	$54,740
Solar energy systems and product sales	186,602	114,551	—
Total revenue	304,606	198,557	54,740
Operating expenses:
Cost of operating leases and incentives	111,784	72,898	43,088
Cost of solar energy systems and product sales	168,751	100,802	—
Sales and marketing	145,477	78,723	22,395
Research and development	9,657	8,386	9,984
General and administrative	84,442	68,098	33,242
Amortization of intangible assets	3,695	2,269	—
Total operating expenses	523,806	331,176	108,709
Loss from operations	(219,200)	(132,619)	(53,969)
Interest expense, net	33,236	27,521	11,752
Loss on early extinguishment of debt	431	4,350	—
Other expenses	1,338	3,043	365
Loss before income taxes	(254,205)	(167,533)	(66,086)
Income tax benefit	(5,299)	(10,043)	(591)
Net loss	(248,906)	(157,490)	(65,495)
Net loss attributable to noncontrolling interests and redeemable noncontrolling interests	(220,660)	(86,638)	(64,294)
Net loss attributable to common stockholders	$(28,246)	$(70,852)	$(1,201)
Deemed dividend to convertible preferred stockholders (1)	(24,890)	—	—
Net loss available to common stockholders	$(53,136)	$(70,852)	$(1,201)

Net loss per share available to common shareholders—basic and diluted	$(0.96)	$(3.11)	$(0.12)
Weighted average shares used to compute net loss per share available to common stockholders—basic and diluted	55,091	22,795	9,780

(1)

We calculate net income (loss) per share (EPS) available to common stockholders using the two-class method. The two-class method allocates net income that otherwise would have been available to common stockholders to holders of participating securities. We recognized a $24.9 million deemed dividend to Series D and E preferred stockholders as a result of an inducement to convert the Series D and E preferred stock into common stock immediately prior to the closing of our initial public offering. This deemed dividend was added to net loss attributable to common stockholders to determine the amount available to the common stockholders.

Comparison of the Years Ended December 31, 2015 and 2014

Revenue

	Year Ended December 31,		Change
	2015	2014	$	%
	(in thousands)
Operating leases	$86,332	$63,962	$22,370	35%
Incentives	31,672	20,044	11,628	58%
Operating leases and incentives	118,004	84,006	33,998	40%
Solar energy systems	50,191	23,687	26,504	112%
Products	136,411	90,864	45,547	50%
Solar energy systems and product sales	186,602	114,551	72,051	63%
Total revenue	$304,606	$198,557	$106,049	53%

Operating lease revenue increased by $22.4 million related to an increase in solar assets under Customer Agreements being placed in service in the period from December 31, 2014 through December 31, 2015 and due to a full year of revenue recognized in 2015 for systems placed in service in 2014 versus only a portion recognized in 2014. Revenue from incentives increased by $11.6 million primarily due to an increase in ITC revenue, which relates to solar systems in lease pass-through funds being placed in service in the prior year as we recognize revenue from the monetization of these ITCs annually over five years on each anniversary of a solar energy system’s permission-to-operate date.

Revenue from solar energy systems sales increased by $26.5 million compared to the prior year period due to higher sales volume from overall growth following our increased investment in sales and marketing. Product sales increased by $45.5 million compared to the prior period primarily due to increased volume of solar-related products revenue due to overall growth discussed above and due to the CEE acquisition in April 2015.

Operating Expenses

	Year Ended December 31,		Change
	2015	2014	$	%
	(in thousands)
Cost of operating lease and incentives	$111,784	$72,898	$38,886	53%
Cost of solar energy systems and product sales	168,751	100,802	67,949	67%
Sales and marketing	145,477	78,723	66,754	85%
Research and development	9,657	8,386	1,271	15%
General and administrative expense	84,442	68,098	16,344	24%
Amortization of intangible assets	3,695	2,269	1,426	63%
Total operating expenses	$523,806	$331,176	$192,630	58%

Cost of Operating Leases and Incentives. The $38.9 million increase in cost of operating leases and incentives was primarily due to the increase in solar energy systems placed in service in the period from December 31, 2014 through December 31, 2015, plus a full year of expenses recognized for systems placed in service in 2014 versus only a portion recognized in 2014, which resulted in an increase in depreciation and amortization of solar energy system equipment costs and initial direct costs, as well as non-capitalizable costs associated with building and maintaining solar energy systems subject to Customer Agreements.

Cost of Solar Energy Systems and Product Sales. The $67.9 million increase in cost of solar energy systems and product sales represents an increase in the direct and indirect material and personnel costs of solar energy systems sold directly to customers as well as solar panels, inverters and other solar-related products sold to resellers, including the costs associated with the customer lead sales.

Sales and Marketing Expense. The $66.8 million increase in sales and marketing expense was attributable to the expansion of our direct-to-consumer channel as well as our continued efforts to grow our business by entering new markets, increasing hiring of sales and marketing personnel and internal lead generation through advertising and other channels.

Research and Development. The $1.3 million increase in research and development expenses primarily resulted from an increase in fees paid to external consultants in connection with ongoing development of our pricing and quoting platforms.

General and Administrative Expense. The $16.3 million increase in general and administrative expenses primarily related to hiring of personnel and increased consulting and legal fees as a result of our acquisition of CEE in 2015 and to support the growth of our business.

Amortization of Intangible Assets. The $1.4 million increase in amortization expense resulted from the amortization of intangible assets acquired from the CEE acquisition in April 2015.

Non-Operating Expenses

	Year Ended December 31,		Change
	2015	2014	$	%
	(in thousands)
Interest expense, net	$33,236	$27,521	$5,715	21%
Loss on early extinguishment of debt	431	4,350	(3,919)	(90)%
Other expenses	1,338	3,043	(1,705)	(56)%
Total interest and other expenses, net	$35,005	$34,914	$91	0%

Interest Expense, net. The increase in interest expense, net of $5.7 million was related to an increase in imputed interest on additional lease pass-through obligations entered into in 2015 and additional interest expense related to additional borrowings entered into in late 2014 and in 2015.

Other Expenses. The decrease in other expenses of $1.7 million primarily relates to the change in fair value of warrant derivatives which were issued to former Series D and E preferred stockholders as an inducement to convert their shares of convertible preferred stock into shares of common stock immediately prior to the closing of our initial public offering, partially offset by an increase in losses from our investment in The Alliance for Solar Choice (“TASC”) in 2015.

Income Tax Benefit

	Year Ended December 31,		Change
	2015	2014	$	%
	(in thousands)
Income tax benefit	$(5,299)	$(10,043)	$4,744	(47)%

The tax expense at the statutory rate of 34.0% for the year ended December 31, 2015 was reduced by the allocation of the losses to noncontrolling interests and redeemable noncontrolling interests of 29.5% and by other miscellaneous items of 2.4%. The statutory rate tax of 34.0% for the year ended December 31, 2014 was reduced by the allocation of losses to noncontrolling interests and redeemable noncontrolling interests of 17.6%, by the tax impact of intercompany transactions of 9.4% and by other miscellaneous items of 1.0%.

Net Loss Attributable to Noncontrolling Interests and Redeemable Noncontrolling Interests

	Year Ended December 31,		Change
	2015	2014	$	%
	(in thousands)
Net loss attributable to noncontrolling interests and redeemable noncontrolling interests	$(220,660)	$(86,638)	$(134,022)	155%

The increase in net loss attributable to noncontrolling interests and redeemable noncontrolling interests was primarily a result of the addition of three investment funds since December 31, 2014, as well as the HLBV method used in determining the amount of net loss attributable to noncontrolling interests and redeemable noncontrolling interests, which generally allocates more loss to the noncontrolling interest in the first several years after fund formation.

Comparison of the Years Ended December 31, 2014 and 2013

Revenue

	Year Ended December 31,		Change
	2014	2013	$	%
	(in thousands)
Operating leases	$63,962	$44,249	$19,713	45%
Incentives	20,044	10,491	9,553	91%
Operating leases and incentives	84,006	54,740	29,266	53%
Solar energy systems	23,687	—	23,687	100%
Products	90,864	—	90,864	100%
Solar energy systems and product sales	114,551	—	114,551	100%
Total revenue	$198,557	$54,740	$143,817	263%

Operating lease revenue increased by $19.7 million related to an increase in solar assets under Customer Agreements being placed in service from December 31, 2013 through December 31, 2014 and due to a full year of revenue recognized in 2014 for systems placed in service in 2013 versus only a portion recognized in 2013. Revenue from incentives increased by $9.5 million primarily due to an increase in ITC revenue. Revenue from incentives in 2014 includes $5.6 million in ITC revenue due to lapsing of the first year of the ITC recapture period associated with solar energy systems placed in service in 2013 under lease pass-through arrangements. We did not recognize ITC revenue in 2013 as the first year of the ITC recapture period associated with solar energy systems placed in service in 2013 had not elapsed until 2014. Additionally, revenue from incentives increased $3.9 million in 2014 due to increased rebate and SREC revenue as a result of the increase in cumulative megawatts deployed under operating leases discussed above.

The $114.6 million increase in revenue from solar energy systems and product sales was a result of the acquisition of MEC in 2014. We did not sell solar energy systems directly to homeowners or sell products to solar energy installers and distributors prior to this acquisition.

Operating Expenses

	Year Ended December 31,		Change
	2014	2013	$	%
	(in thousands)
Cost of operating lease and incentives	$72,898	$43,088	$29,810	69%
Cost of solar energy systems and product sales	100,802	—	100,802	100%
Sales and marketing	78,723	22,395	56,328	252%
Research and development	8,386	9,984	(1,598)	(16)%
General and administrative expense	68,098	33,242	34,856	105%
Amortization of intangible assets	2,269	—	2,269	100%
Total operating expenses	$331,176	$108,709	$222,467	205%

Cost of Operating Leases and Incentives. The $29.8 million increase in cost of operating leases and incentives was primarily due to the increase in solar energy systems placed in service in the period from December 31, 2013 through December 31, 2014, plus a full year of expenses recognized for systems placed in service in 2013 versus only a portion recognized in 2013, which resulted in an increase in depreciation and amortization of solar energy system equipment costs and initial direct costs, as well as non-capitalizable costs associated with building and maintaining solar energy systems subject to Customer Agreements we incurred subsequent to the acquisition of MEC.

Cost of Solar Energy Systems and Product Sales. The cost of solar energy systems and product sales of $100.8 million in 2014 represents the direct and indirect material and personnel costs of solar energy systems sold directly to customers as well as solar panels, inverters and other solar-related products sold to resellers. We did not sell solar energy systems directly to our customers, nor did we directly or indirectly sell solar panels and other related products to resellers prior to our acquisition of MEC in 2014. Instead, prior to the acquisition of MEC, we relied on solar partners to originate customers for our solar service offerings and procure and install the solar energy systems on our customers’ homes on our behalf. As a result of the acquisition, we began offering customer agreements and installing solar energy systems both directly to the customer and selling solar energy systems for cash through our direct-to-consumer channel.

Sales and Marketing Expense. The $56.3 million increase in sales and marketing expense was attributable to the expansion of our direct-to-consumer channel as a result of our acquisition of MEC in February 2014, as well as our continued efforts to grow our business by entering new markets, increasing internal lead generation through advertising and other channels, and increased hiring of sales and marketing personnel.

Research and Development. The $1.6 million decrease in research and development expenses primarily resulted from a shift in 2014 toward activities that qualified for capitalization as internally developed software rather than a decrease in research and development activity. We expect to continue to make significant investments in research and development.

General and Administrative Expense. The $34.9 million increase in general and administrative expenses primarily resulted from increased personnel costs as a result of our acquisition of MEC in 2014 as well as an increase in professional service and legal fees driven primarily from our efforts in preparing to become a public company, as well as general corporate costs associated with supporting overall growth and formation of five additional investment funds in 2014.

Non-Operating Expenses

	Year Ended December 31,		Change
	2014	2013	$	%
	(in thousands)
Interest expense, net	$27,521	$11,752	$15,769	134%
Loss on early extinguishment of debt	4,350	—	4,350	100%
Other expenses	3,043	365	2,678	734%
Total interest and other expenses, net	$34,914	$12,117	$22,797	188%

Interest Expense, net. The increase in interest expense, net of $15.8 million was related to a full year of interest on borrowings entered into in 2013 as well as imputed interest on additional lease pass-through obligations entered into in 2014.

Other Expense. The increase in other expenses of $2.7 million primarily represents our loss from our investment in TASC in 2014.

Income Tax Benefit

	Year Ended December 31,		Change
	2014	2013	$	%
	(in thousands)
Income tax benefit	$(10,043)	$(591)	$(9,452)	1599%

The statutory rate tax of 34.0% for the year ended December 31, 2014 was reduced by the allocation of losses to noncontrolling interests and redeemable noncontrolling interests of 17.6%, by the tax impact of intercompany transactions of 9.4% and by other miscellaneous items of 1.0%. The statutory rate tax of 34.0% for the year ended December 31, 2013 was reduced by the allocation of losses to noncontrolling interests and redeemable noncontrolling interests of 34.1%, offset by an increase in other miscellaneous items of 1.0%.

Net Loss Attributable to Noncontrolling Interests and Redeemable Noncontrolling Interests

	Year Ended December 31,		Change
	2014	2013	$	%
	(in thousands)
Net loss attributable to noncontrolling interests and redeemable noncontrolling interests	$(86,638)	$(64,294)	$(22,344)	35%

The increase in net loss attributable to noncontrolling interests and redeemable noncontrolling interests was primarily a result of the addition of three investment funds between December 31, 2013 and December 31, 2014, as well as the HLBV method used in determining the amount of net loss attributable to noncontrolling interests and redeemable noncontrolling interests, which generally allocates more loss to the noncontrolling interest in the first several years after fund formation.

Quarterly Results of Operations

The following table represents our unaudited consolidated statement of operations for each of the quarters indicated. Our consolidated statement of operations for each of these quarters have been prepared on a basis consistent within our audited financial statements included elsewhere in this Annual Report on Form 10-K and, in the opinion of management, include all adjustments necessary for the fair presentation of our consolidated results of operations for these quarters. You should read this information together with our annual consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K. Our quarterly results of operations are not necessarily indicative of our results for any future period.

	Three Months Ended
	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015	December 31, 2014	September 30, 2014	June 30, 2014	March 31, 2014
Revenue:
Operating leases and incentives	$29,588	$31,650	$34,458	$22,308	$20,966	$21,612	$22,987	$18,441
Solar energy systems and product sales	70,051	50,950	38,232	27,369	39,173	34,464	28,952	11,962
Total revenue	99,639	82,600	72,690	49,677	60,139	56,076	51,939	30,403
Operating expenses:
Cost of operating leases and incentives	34,617	28,723	27,067	21,377	21,531	19,112	17,359	14,896
Cost of solar energy systems and product sales	62,329	46,468	34,624	25,330	34,759	30,235	25,333	10,475
Sales and marketing	41,193	45,382	33,976	24,926	25,516	23,445	17,173	12,589
Research and development	2,638	2,240	2,492	2,287	2,424	2,036	1,999	1,927
General and administrative	22,973	21,486	19,677	20,306	17,711	17,700	20,037	12,650
Amortization of intangible assets	1,051	1,051	1,051	542	576	575	655	463
Total operating expenses	164,801	145,350	118,887	94,768	102,517	93,103	82,556	53,000
Loss from operations	(65,162)	(62,750)	(46,197)	(45,091)	(42,378)	(37,027)	(30,617)	(22,597)
Interest expense, net	9,198	8,475	8,433	7,130	7,764	7,433	6,662	5,662
Loss on early extinguishment of debt	—	—	431	—	4,350	—	—	—
Other expenses	(67)	87	1,019	299	540	657	1,386	460
Loss before income taxes	(74,293)	(71,312)	(56,080)	(52,520)	(55,032)	(45,117)	(38,665)	(28,719)
Income tax expense (benefit)	13	903	(6,215)	—	—	—	(5,917)	(4,126)
Net loss	(74,306)	(72,215)	(49,865)	(52,520)	(55,032)	(45,117)	(32,748)	(24,593)
Net loss attributable to noncontrolling interests and redeemable noncontrolling interests	(59,283)	(69,447)	(57,405)	(34,525)	(28,346)	(29,903)	(15,517)	(12,872)
Net loss attributable to common stockholders	$(15,023)	$(2,768)	$7,540	$(17,995)	$(26,686)	$(15,214)	$(17,231)	$(11,721)
Net income allocated to participating securities	—	—	(7,540)		—	—	—	—
Deemed dividend to convertible preferred stockholders	—	(24,890)	—		—	—	—	—
Net loss available to common stockholders	$(15,023)	$(27,658)	$—	$(17,995)	$(26,686)	$(15,214)	$(17,231)	$(11,721)

Net loss per share available to common shareholders—basic and diluted	$(0.15)	$(0.41)	$—	$(0.23)	$(1.10)	$(0.64)	$(0.72)	$(0.62)
Weighted average shares used to compute net loss per share available to common stockholders— basic and diluted	101,034	67,732	26,215	79,268	24,173	23,943	23,827	19,021

Liquidity and Capital Resources

As of December 31, 2015, we had cash of $203.9 million, which consisted principally of cash held in checking and savings accounts with financial institutions. We finance our operations mainly through a variety of financing fund arrangements that we have formed with fund investors, sales of preferred and common stock, borrowings, cash generated from our operations and more recently, issuance of solar asset-backed notes in July 2015 and our initial public offering of our common stock in August 2015. Additionally, in January 2016, we entered into secured credit facilities agreements with a syndicate of banks for up to $250.0 million in committed facilities. Our principal uses of cash are funding our business, including the costs of acquisition and installation of solar energy systems, satisfaction of our obligations under our debt instruments and other working capital requirements. Our business model requires substantial outside financing arrangements to grow the business and facilitate the deployment of additional solar energy systems. The solar energy systems that are operational are expected to generate a positive return rate over the term of the Customer Agreement, typically 20 years. However, in order to grow, we are dependent on financing from outside parties. If financing is not available to us on acceptable terms if and when needed, we may be required to reduce planned spending, which could have a material adverse effect on our operations. While there can be no assurances, we anticipate raising additional required capital from new and existing investors. We believe our cash, investment fund commitments and available borrowings as further described below will be sufficient to meet our anticipated cash needs for at least the next 12 months. The following table summarizes our cash flows for the periods indicated:

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Consolidated cash flow data:
Net cash provided by (used in) operating activities	$(105,266)	$(7,928)	$23,374
Net cash used in investing activities	(627,489)	(463,968)	(325,754)
Net cash provided by financing activities	784,465	524,351	312,294
	$51,710	$52,455	$9,914

Operating Activities

During 2015, we used $105.3 million in net cash in operating activities. The primary driver of our operating cash inflow consists of payments received from customers. During 2015, we had an increase in deferred revenue of approximately $47.7 million relating to upfront lease payments received from customers and solar energy system incentive rebate payments received from various state and local utilities. This increase was offset by our operating cash outflows of $159.3 million from our net loss excluding non-cash and non-operating items. Net changes in working capital, other than deferred revenue, resulted in an inflow of cash of $6.3 million.

During 2014, we used $7.9 million in net cash from operations. During 2014, we had an increase in deferred revenue of approximately $97.4 million relating to upfront lease payments received from customers and solar energy system incentive rebate payments received from various state and local utilities and prepayment for future deliveries of SRECs. The increase generated from deferred revenue was offset by our operating cash outflows of $103.6 million from our net loss excluding non-cash and non-operating items. Net changes in working capital, other than deferred revenue, resulted in an outflow of cash of $1.7 million.

During 2013, we generated $23.4 million in net cash from operations. During 2013, we had an increase in deferred revenue of $57.1 million relating to upfront lease payments received from customers and solar energy system incentive rebate payments received from various state and local governments. We had operating cash outflows of $31.7 million from our net loss excluding non-cash and non-operating items. Net changes in working capital, other than deferred revenue, resulted in an outflow of cash of $2.0 million.

Investing Activities

During 2015, we used $627.5 million in cash in investing activities. Of this amount, we used $594.9 million to acquire and install solar energy systems and components under our long-term Customer Agreements. We used $19.6 million to acquire the CEE business. We used $13.0 million for the acquisition of vehicles, office equipment, leasehold improvements and furniture.

During 2014, we used $464.0 million in cash in investing activities. Of this amount, we used $412.3 million to acquire and install solar energy systems and components under our long-term customer agreements. We also used $15.3 million for the acquisition of vehicles, office equipment, leasehold improvements and furniture and spent approximately $36.4 million in cash for the acquisitions of businesses, which included the backlog purchased in connection with a new installer partner relationship, as well as the MEC acquisition.

During 2013, we used $325.8 million in investing activities. Of this amount, we used $322.0 million in cash to acquire and install solar energy systems under operating leases with our customers. We also used $3.7 million in cash for the acquisition of vehicles, office equipment, leasehold improvements and furniture.

Financing Activities

During 2015, we generated $784.5 million from financing activities. We received $287.2 million in net proceeds from fund investors and $280.6 million in proceeds from debt issuances net of debt issuance costs and repayments, including the issuance and repayment of asset-backed notes. We received $222.1 million in proceeds from our initial public offering, net of offering costs. We also received $4.7 million from state grants, net of recapture, and $3.6 million from the exercise of employee stock options. Restricted cash increased by $8.8 million. We made repayments of $4.9 million on capital lease obligations.

During 2014, we generated $524.4 million in cash from financing activities. Of this amount, we received $311.7 million in net proceeds from fund investors. We also raised $143.4 million, net of transaction costs, from the issuance of convertible preferred stock. We received $64.7 million in proceeds net of debt issuance costs and repayments. We also received $2.7 million from the exercise of employee stock options and $1.6 million from state grants in 2014. Restricted cash decreased by $1.4 million. We made repayments of $1.1 million on capital lease obligations.

During 2013, we generated $312.3 million in cash from financing activities. Of this amount, we received $166.3 million in net proceeds from fund investors. We also received $142.2 million, net of debt issuance costs and repayments, from long-term borrowings. We also received $1.1 million from the exercise of employee stock options and $29.3 million from U.S. Treasury grants. We paid $22.0 million to acquire the noncontrolling interests in three investment funds. Lastly, we increased restricted cash by $4.6 million in 2013.

Debt, Equity, and Financing Fund Commitments

Debt Instruments

For a discussion of the terms and conditions of debt instruments and changes thereof in the period, refer to Note 11, Indebtedness, to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

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

Investment Fund Commitments

As of December 31, 2015, we had undrawn committed capital of approximately $392.0 million which may only be used to purchase and install solar energy systems. We intend to establish new investment funds in the future, and we may also use debt, equity or other financing strategies to finance our business.

Contractual Obligations and Other Commitments

The following table summarizes our contractual obligations as of December 31, 2015:

	Payments Due by Period
	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years	Total
	(in thousands)
Contractual Obligations:
Debt obligations (including future interest)	$29,567	$279,359	$43,543	$292,751	$645,220
Distributions payable to noncontrolling interests and redeemable noncontrolling interests	8,144	—	—	—	8,144
Purchase of photovoltaic modules	86,039	—	—	—	86,039
Capital lease obligations (including accrued interest)	9,727	12,765	3,018	200	25,710
Operating lease obligations	7,019	12,575	3,400	53	23,047
Total contractual obligations	$140,496	$304,699	$49,961	$293,004	$788,160

Off-Balance Sheet Arrangements

We include in our consolidated financial statements all assets and liabilities and results of operations of investment fund arrangements that we have entered into. We do not have any off-balance sheet arrangements.

Recent Accounting Pronouncements

See Note 2, Summary of Significant Accounting Policies, to our consolidated financial statement included elsewhere in this Annual Report on Form 10-K

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to certain market risks in the ordinary course of our business. Our primary exposure includes changes in interest rates because certain borrowings bear interest at floating rates based on LIBOR plus a specified margin. We sometimes manage our interest rate exposure on floating-rate debt by entering into derivative instruments to hedge all or a portion of our interest rate exposure in certain debt facilities. We do not enter into any derivative instruments for trading or speculative purposes. Changes in economic conditions could result in higher interest rates, thereby increasing our interest expense and operating expenses and reducing funds available for capital investments, operations and other purposes. A hypothetical 10% increase in our interest rates on our variable rate debt facilities would have increased our interest expense by $0.6 million and $1.0 million for the year ended December 31, 2015 and 2014, respectively.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Sunrun Inc.

We have audited the accompanying consolidated balance sheets of Sunrun Inc. as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive loss, redeemable noncontrolling interests and equity, and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sunrun Inc. at December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

San Francisco, California

March 10, 2016

Sunrun Inc.

Consolidated Balance Sheets

(In Thousands, Except Share Par Values)

	As of December 31,
	2015	2014
Assets
Current assets:
Cash	$203,864	$152,154
Restricted cash	9,203	2,534
Accounts receivable (net of allowances for doubtful accounts of $1,641 and $703 as of December 31, 2015 and December 31, 2014, respectively)	60,275	43,189
State tax credits receivable	9,198	5,183
Inventories	71,258	23,914
Prepaid expenses and other current assets	6,696	9,560
Total current assets	360,494	236,534
Restricted cash	8,094	6,012
Solar energy systems, net	1,992,021	1,484,251
Property and equipment, net	44,866	22,195
Intangible assets, net	22,705	13,111
Goodwill	87,543	51,786
Prepaid tax asset	190,146	109,381
Other assets	32,277	9,314
Total assets(1)	$2,738,146	$1,932,584
Liabilities and total equity
Current liabilities:
Accounts payable	$104,133	$51,166
Distributions payable to noncontrolling interests and redeemable noncontrolling interests	8,144	6,764
Accrued expenses and other liabilities	49,146	25,445
Deferred revenue, current portion	59,726	44,398
Deferred grants, current portion	13,949	13,754
Capital lease obligation, current portion	8,951	1,593
Long-term debt, current portion	2,085	2,602
Solar asset-backed notes, current portion	3,323	—
Lease pass-through financing obligation, current portion	3,710	5,161
Total current liabilities	253,167	150,883
Deferred revenue, net of current portion	559,066	467,726
Deferred grants, net of current portion	220,784	226,801
Capital lease obligation, net of current portion	15,042	5,761
Line of credit	194,975	48,597
Long-term debt, net of current portion	232,378	188,052
Solar asset-backed notes, net of current portion	105,557	—
Lease pass-through financing obligation, net of current portion	153,188	180,224
Other liabilities	7,144	2,424
Deferred tax liabilities	190,146	109,549
Total liabilities(1)	1,931,447	1,380,017
Commitments and contingencies (Note 21)
Redeemable noncontrolling interests	147,139	135,948
Stockholders’ equity:
Convertible preferred stock, $0.0001 par value—authorized, 0 and 57,028 shares as of December 31, 2015 and 2014 respectively; issued and outstanding, 0 and 54,841 shares as of December 31, 2015 and 2014, respectively; aggregate liquidation value of $0 and $305,883 as of December 31, 2015 and 2014, respectively	—	5
Preferred stock, $0.0001 par value—authorized, 200,000 and 0 shares as of December 31, 2015 and 2014, respectively; issued and outstanding, 0 shares as of December 31, 2015 and 2014	—	—
Common stock, $0.0001 par value—authorized, 2,000,000 and 119,547 shares as of December 31, 2015 and 2014, respectively; issued and outstanding, 101,282 and 24,249 shares as of December 31, 2015 and 2014, respectively	10	2
Additional paid-in capital	642,229	383,860
Accumulated other comprehensive loss	(921)	—
Accumulated deficit	(87,249)	(59,003)
Total stockholders’ equity	554,069	324,864
Noncontrolling interests	105,491	91,755
Total equity	659,560	416,619
Total liabilities, redeemable noncontrolling interests and total equity	$2,738,146	$1,932,584

(1)

The Company’s consolidated assets as of December 31, 2015 and 2014 include $1,363,615 and $986,878, respectively, in assets of variable interest entities, or VIEs, that can only be used to settle obligations of the VIEs. Solar energy systems, net, as of December 31, 2015 and 2014 were $1,305,420 and $942,655, respectively; cash as of December 31, 2015 and 2014 were $44,407 and $29,099, respectively; restricted cash as of December 31, 2015 and 2014 were $757 and $593, respectively; accounts receivable, net as of December 31, 2015 and 2014 were $12,965 and $14,351; respectively; prepaid expenses and other current assets as of December 31, 2015 and 2014 were $66 and $180, respectively. The Company’s consolidated liabilities as of December 31, 2015 and 2014 include $540,464 and $474,348, respectively, in liabilities of VIEs whose creditors have no recourse to the Company. These liabilities include accounts payable as of December 31, 2015 and 2014 of $11,025 and $9,057, respectively; distributions payable to noncontrolling interests and redeemable noncontrolling interests as of December 31, 2015 and 2014 of $8,063 and $6,426, respectively; accrued expenses and other liabilities as of December 31, 2015 and 2014 of $175 and $340, respectively; deferred revenue as of December 31, 2015 and 2014 of $374,736 and $301,792, respectively; deferred grants as of December 31, 2015 and 2014 of $115,726 and $123,351, respectively; and long-term debt as of December 31, 2015 and 2014 of $30,739 and $33,382, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

Sunrun Inc.

Consolidated Statements of Operations

(In Thousands, Except Per Share Amounts)

	Year Ended December 31.
	2015	2014	2013
Revenue:
Operating leases and incentives	$118,004	$84,006	$54,740
Solar energy systems and product sales	186,602	114,551	—
Total revenue	304,606	198,557	54,740
Operating expenses:
Cost of operating leases and incentives	111,784	72,898	43,088
Cost of solar energy systems and product sales	168,751	100,802	—
Sales and marketing	145,477	78,723	22,395
Research and development	9,657	8,386	9,984
General and administrative	84,442	68,098	33,242
Amortization of intangible assets	3,695	2,269	—
Total operating expenses	523,806	331,176	108,709
Loss from operations	(219,200)	(132,619)	(53,969)
Interest expense, net	33,236	27,521	11,752
Loss on early extinguishment of debt	431	4,350	—
Other expenses	1,338	3,043	365
Loss before income taxes	(254,205)	(167,533)	(66,086)
Income tax benefit	(5,299)	(10,043)	(591)
Net loss	(248,906)	(157,490)	(65,495)
Net loss attributable to noncontrolling interests and redeemable noncontrolling interests	(220,660)	(86,638)	(64,294)
Net loss attributable to common stockholders	$(28,246)	$(70,852)	$(1,201)
Deemed dividend to convertible preferred stockholders	(24,890)	—	—
Net loss available to common stockholders	$(53,136)	$(70,852)	$(1,201)

Net loss per share available to common shareholders— basic and diluted	$(0.96)	$(3.11)	$(0.12)
Weighted average shares used to compute net loss per share available to common stockholders— basic and diluted	55,091	22,795	9,780

The accompanying notes are an integral part of these consolidated financial statements.

Sunrun Inc.

Consolidated Statements of Comprehensive Loss

(In Thousands)

	Year Ended December 31,
	2015	2014	2013
Net loss attributable to common stockholders	$(28,246)	$(70,852)	$(1,201)
Other comprehensive income:
Unrealized loss on derivatives, net of tax benefit for the year ended December 31, 2015	(2,442)	—	—
Less interest expense on derivatives recognized into earnings	(1,521)	—	—
Comprehensive loss	$(29,167)	$(70,852)	$(1,201)

Sunrun Inc.

Consolidated Statements of Redeemable Noncontrolling Interests and Stockholders’ Equity

(In Thousands)

	Redeemable Noncontrolling	Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Shareholders'	Noncontrolling	Total
	Interests	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity	Interests	Equity
Balance - January 1, 2013	$95,941	43,998	$4	9,450	$1	$152,134	$—	$13,050	$165,189	$57,472	$222,661
Exercise of stock options	—	—	—	962	—	1,119	—	—	1,119	—	1,119
Stock-based compensation	—	—	—	—	—	2,655	—	—	2,655	—	2,655
Acquisition of noncontrolling interests	(16,906)	—	—	—	—	(5,118)	—	—	(5,118)	—	(5,118)
Income tax effect of acquisition of noncontrolling interests	—	—	—	—	—	2,339	—	—	2,339	—	2,339
Contributions from noncontrolling interests and redeemable noncontrolling interests	73,189	—	—	—	—	—	—	—	—	92,142	92,142
Distributions to noncontrolling interests and redeemable noncontrolling interests	(8,973)	—	—	—	—	—	—	—	—	(61,178)	(61,178)
Net loss	(33,586)	—	—	—	—	—	—	(1,201)	(1,201)	(30,708)	(31,909)
Balance - December 31, 2013	$109,665	43,998	$4	10,412	$1	$153,129	$—	$11,849	$164,983	$57,728	$222,711
Conversion of Preferred Stock	—	(36)	—	36	—	—	—	—	—	—	—
Issuance of Series E convertible preferred stock, net of issuance costs of $7,108	—	10,879	1	—	—	143,392	—	—	143,393	—	143,393
Issuance of shares for an acquisition	—	—	—	12,763	1	75,280	—	—	75,281	—	75,281
Exercise of stock options	—	—	—	1,038	—	2,707	—	—	2,707	—	2,707
Stock-based compensation	—	—	—	—	—	9,352	—	—	9,352	—	9,352
Contributions from noncontrolling interests and redeemable noncontrolling interests	88,837	—	—	—	—	—	—	—	—	80,653	80,653
Distributions to noncontrolling interests and redeemable noncontrolling interests	(11,619)	—	—	—	—	—	—	—	—	(10,923)	(10,923)
Net loss	(50,935)	—	—	—	—	—	—	(70,852)	(70,852)	(35,703)	(106,555)
Balance - December 31, 2014	$135,948	54,841	$5	24,249	$2	$383,860	$—	$(59,003)	$324,864	$91,755	$416,619
Exercise of stock options	—	—	—	1,210	—	3,548	—	—	3,548	—	3,548
Issuance of restricted stock units, net of tax withholdings	—	—	—	182	—	(103)			(103)		(103)
Stock based compensation	—	—	—	—	—	16,002	—	—	16,002	—	16,002
Contributions from noncontrolling interests and redeemable noncontrolling interests	128,466	—	—	—	—	—	—	—	—	147,238	147,238
Distributions to noncontrolling interests and redeemable noncontrolling interests	(12,924)	—	—	—	—	—	—	—	—	(17,193)	(17,193)
Issuance of shares due to business acquisition	—	—	—	1,650	—	19,148	—	—	19,148	—	19,148
Inducement shares issued to Series D and E preferred stockholders	—	—	—	1,668	1	23,348	—	—	23,349	—	23,349
Deemed dividend to Series D and E convertible preferred stockholders	—	—	—		—	(24,890)	—	—	(24,890)	—	(24,890)
Conversion of convertible preferred stock to common stock	—	(54,841)	(5)	54,841	5	—	—	—	—	—	—
Issuance of common stock in connection with underwritten public offering, net of issuance costs	—	—	—	17,482	2	221,316	—	—	221,318	—	221,318
Net loss	(104,351)	—	—	—	—	—	—	(28,246)	(28,246)	(116,309)	(144,555)
Unrealized gain (loss) on derivative	—	—	—	—	—	—	(921)	—	(921)	—	(921)
	$147,139	—	$—	101,282	$10	$642,229	$(921)	$(87,249)	$554,069	$105,491	$659,560

The accompanying notes are an integral part of these consolidated financial statements.

Sunrun Inc.

Consolidated Statements of Cash Flows

(In Thousands)

	Year Ended December 31,
	2015	2014	2013
Operating activities:
Net loss	$(248,906)	$(157,490)	$(65,495)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Noncash losses	3,516	4,350	—
Depreciation and amortization, net of amortization of deferred grants	71,373	49,541	30,192
Bad debt expense	1,998	546	172
Interest on lease pass-through financing	11,959	10,204	6,437
Noncash tax benefit	(5,299)	(10,043)	(591)
Noncash interest expense	6,997	2,384	1,551
Stock-based compensation expense	15,823	9,218	2,655
Reduction in lease pass—through financing obligations	(16,780)	(12,323)	(9,573)
Changes in operating assets and liabilities:
Accounts receivable	(15,517)	(14,075)	(954)
Inventories	(47,344)	(3,788)	—
Prepaid and other assets	(884)	(1,920)	(2,176)
Accounts payable	50,946	11,063	1,351
Accrued expenses and other liabilities	19,168	7,010	2,734
Deferred revenue	47,684	97,395	57,071
Net cash provided by (used in) operating activities	(105,266)	(7,928)	23,374

Investing activities:
Payments for the costs of solar energy systems, leased and to be leased	(594,887)	(412,267)	(322,034)
Purchases of property and equipment	(13,027)	(15,317)	(3,720)
Acquisitions of businesses, net of cash acquired	(19,575)	(36,384)	—
Net cash used in investing activities	(627,489)	(463,968)	(325,754)

Financing activities:
Proceeds from grants and state tax credits, net of recapture	4,685	1,579	29,321
Proceeds from issuance of debt	544,385	192,750	148,282
Repayment of debt	(357,878)	(120,054)	(612)
Payment of debt fees	(14,798)	(7,939)	(5,493)
Proceeds from solar asset-backed notes	111,000	—	—
Repayment of solar asset-backed notes	(2,120)	—	—
Proceeds from issuance of convertible preferred stock, net of issuance costs	—	143,393	—
Proceeds from lease pass-through financing obligations	129,121	174,159	64,888
Repayment of lease pass-through financing obligations	(88,918)	—	—
Contributions received from noncontrolling interests and redeemable noncontrolling interests	275,704	169,490	165,331
Distributions paid to noncontrolling interests and redeemable noncontrolling interests	(28,737)	(31,967)	(63,907)
Acquisition of noncontrolling interests	—	(21)	(22,024)
Proceeds from exercises of stock options	3,548	2,707	1,119
Proceeds from initial public offering, net of offering costs	222,078	—	—
Payment of capital lease obligation	(4,854)	(1,181)	—
Change in restricted cash	(8,751)	1,435	(4,611)
Net cash provided by financing activities	784,465	524,351	312,294

Net increase in cash	51,710	52,455	9,914
Cash, beginning of period	152,154	99,699	89,785
Cash, end of period	$203,864	$152,154	$99,699

Supplemental disclosures of cash flow information
Cash paid for interest	$11,954	$11,101	$3,657

Supplemental disclosures of noncash investing and financing activities
Costs of solar energy systems and property and equipment included in accounts payable and accrued expenses	$15,850	$14,074	$14,469
Distributions payable to noncontrolling interests and redeemable noncontrolling interests	$8,144	$6,764	$16,189
Vehicles acquired under capital leases	$21,556	$5,666	$—
Noncash purchase consideration on acquisition of business	$18,718	$76,964	$—
Deemed dividend on Series D and E preferred shares	$24,890	$—	$—
Offering costs prepaid in prior year	$760	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

Sunrun Inc.

Notes to Consolidated Financial Statements

Note 1. Organization

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

Sunrun acquired Clean Energy Experts, LLC (“CEE”), a consumer demand and solar lead generation company, in April 2015, to support the growth of the business, including reducing costs of obtaining customer leads externally. As a result of acquisition, the Company also sells a portion of solar leads generated to customers.

The Company completed its initial public offering in August 2015 and its common stock is listed on the NASDAQ Global Select Market under the symbol “RUN”.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) and reflect the accounts and operations of the Company and those of its subsidiaries, including Funds, in which the Company has a controlling financial interest. The typical condition for a controlling financial interest ownership is holding a majority of the voting interests of an entity. However, a controlling financial interest may also exist in entities, such as variable interest entities (“VIEs”), through arrangements that do not involve controlling financial interests. In accordance with the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification Topic 810 (“ASC 810”) Consolidation, the Company consolidates any VIE of which it is the primary beneficiary. The primary beneficiary, as defined in ASC 810, is the party that has (1) the power to direct the activities of a VIE that most significantly impact the VIE’s economic performance and (2) the obligation to absorb the losses of the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE. The Company evaluates its relationships with its VIEs on an ongoing basis to determine whether it continues to be the primary beneficiary. The consolidated financial statements reflect the assets and liabilities of VIEs that are consolidated. All intercompany transactions and balances have been eliminated in consolidation.

Reclassifications

Certain prior period amounts have been reclassified to conform to current period presentation.

Sunrun Inc.

Notes to Consolidated Financial Statements — Continued

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

Revenues from external customers for each group of similar products and services are as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Operating leases	$86,332	$63,962	$44,249
Incentives	31,672	20,044	10,491
Operating leases and incentives	118,004	84,006	54,740
Solar energy systems	50,191	23,687	—
Products	136,411	90,864	—
Solar energy systems and product sales	186,602	114,551	—
Total revenue	$304,606	$198,557	$54,740

Cash

Cash consists of bank deposits held in checking and savings accounts. The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company has exposure to credit risk to the extent cash balances exceed amounts covered by federal deposit insurance. The Company believes that its credit risk is not significant.

Restricted Cash

Restricted cash represents balances collateralizing standby letters of credit, amounts related to replacement of solar energy systems and obligations under certain financing transactions.

Sunrun Inc.

Notes to Consolidated Financial Statements — Continued

Accounts Receivable

Accounts receivable consist of amounts due from customers as well as state and utility rebates due from government agencies and utility companies. Under arrangements with customers, the customers typically assign incentive rebates to the Company.

Accounts receivable are recorded at net realizable value. The Company maintains allowances for the applicable portion of receivables when collection becomes doubtful. The Company estimates anticipated losses from doubtful accounts based upon the expected collectability of all accounts receivables, which takes into account the number of days past due, collection history, identification of specific customer exposure, and current economic trends. Once a receivable is deemed to be uncollectible, it is written off. In 2015, 2014 and 2013, the Company recorded provision for bad debt expense of $2.0 million, $0.5 million and $0.2 million, respectively, and wrote-off uncollectible receivables of $1.1 million, $0.1 million and $0.0 million, respectively.

Accounts receivable, net consists of the following (in thousands):

	December 31,
	2015	2014
Customer receivables	$46,169	$24,477
Customer deposits	10,150	11,135
Other receivables	4,376	5,936
Rebates receivable	1,221	2,344
Allowance for doubtful accounts	(1,641)	(703)
Total	$60,275	$43,189

State Tax Credits Receivable

State tax credits receivable are recognized upon submission of the state income tax return.

Inventories

Inventories are stated at the lower of cost or market on a first-in, first-out basis. Inventories consist of raw materials such as photovoltaic panels, inverters and mounting hardware as well as miscellaneous electrical components that are sold as-is by the distribution operations and used in installations and work-in-process. Work-in-process primarily relates to solar energy systems that will be sold to customers, which are partially installed and have yet to pass inspection by the responsible city or utility department. For solar energy systems where the Company performs the installation, the Company commences transferring component parts from inventories to construction in progress, a component of solar energy systems, once a lease contract with a lease customer has been executed and the component parts have been assigned to a specific project. Additional costs incurred including labor and overhead are recorded within construction in progress.

The Company periodically reviews inventories for unusable and obsolete items based on assumptions about future demand and market conditions. Based on this evaluation, provisions are made to write inventories down to their market value.

Solar Energy Systems, net

The Company records solar energy systems leased to customers and solar energy systems that are under installation as solar energy systems, net on its consolidated balance sheet. Solar energy systems, net is comprised of system equipment costs and initial direct costs related to solar energy systems, less accumulated depreciation and amortization. Depreciation on solar energy systems is calculated on a straight-line basis to their estimated residual values over the estimated useful lives of the systems to the Company, which is the expected holding period of typically 20 years, coinciding with the initial lease term

Sunrun Inc.

Notes to Consolidated Financial Statements — Continued

of the Company’s Customer Agreements. The Company has determined that it is more likely that the customer will elect to purchase the solar energy system at the end of the initial lease period rather than renew their customer agreement, due to the cost of purchasing the solar energy system being significantly lower than it was at the initiation of the customer agreement, in order to reduce electricity costs, as well as increase the value and marketing attributes of their home. If a customer elects to renew their lease at the end of the initial lease term, the residual value will be depreciated over a revised estimated remaining useful life to the Company. The Company periodically reviews its estimates of residual value and its estimated useful life and recognizes changes in estimates by prospectively adjusting depreciation expense. Inverters are depreciated over their estimated useful life of 10 years.

Solar energy systems under installation will be depreciated as solar energy systems leased to customers when the respective systems are completed and interconnected.

Initial direct costs from the origination of Customer Agreements are capitalized and amortized over the initial term of the related Customer Agreement and are included within solar energy systems, net in the consolidated balance sheets. Amortization of these costs is recorded in cost of operating leases and incentives in the accompanying consolidated statements of operations.

Property and Equipment, net

Property and equipment, net consists of leasehold improvements, furniture, computer hardware and software, machinery and equipment, and automobiles. All property and equipment are stated at historical cost net of accumulated depreciation. Repairs and maintenance are expensed as incurred.

Property and equipment is depreciated on a straight-line basis over the following periods:

Leasehold improvements	Lesser of estimated useful life of the asset or lease term, which is typically 2 to 6 years
Furniture	5 years
Computer hardware and software	3 years
Machinery and equipment	5-7 years
Automobiles	4-5 years

Capitalization of Software Costs

For costs incurred in the development of internal use software, the Company capitalizes costs incurred during the application development stage. Costs related to preliminary project activities and post implementation activities are expensed as incurred. Internal use software is amortized on a straight-line basis over its estimated useful life.

Intangible Assets, net

Finite-lived intangible assets are initially recorded at fair value and presented net of accumulated amortization. Intangible assets are amortized on a straight-line basis over their estimated useful lives as follows:

Customer relationships	6-10 years
Backlog	1 year
Developed technology	5 years
Trade names	4 months to 5 years

Sunrun Inc.

Notes to Consolidated Financial Statements — Continued

Impairment of Long-Lived Assets

The carrying amounts of the Company’s long-lived assets, including solar energy systems and intangible assets subject to depreciation and amortization, are periodically reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable or that the useful life is shorter than originally estimated. Factors that are considered in deciding when to perform an impairment review would include significant negative industry or economic trends and significant changes or planned changes in the use of the assets. Recoverability of these assets is measured by comparison of the carrying amount of each asset to the future undiscounted cash flows the asset is expected to generate over its remaining life. If the asset is considered to be impaired, the amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset. If the useful life is shorter than originally estimated, the Company amortizes the remaining carrying value over the new shorter useful life. No impairment of long-lived assets has been recorded for the years ended December 31, 2015, 2014 and 2013.

Business Combinations

Acquisitions of entities and certain solar projects with the associated leases that meet the definition of a business are accounted for as business combinations in accordance with ASC 805, Business Combinations. The Company records assets acquired and liabilities assumed based on their estimated fair values at the acquisition date. The excess of the purchase price over those fair values is recorded as goodwill. Acquisition-related expenses are expensed as incurred.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of assets acquired and liabilities assumed of MEC in February 2014 and CEE in April 2015. Goodwill is reviewed for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount may be impaired. The Company has determined that it operates as one reporting unit and the Company’s goodwill is recorded at the enterprise level. The Company performs its annual impairment test of goodwill on October 1 of each fiscal year or whenever events or circumstances change or occur that would indicate that goodwill might be impaired. When assessing goodwill for impairment, the Company uses qualitative and if necessary, quantitative methods in accordance with FASB ASC Topic 350 (“ASC 350”), Goodwill. The Company also considers its enterprise value and if necessary, discounted cash flow model, which involves assumptions and estimates, including the Company’s future financial performance, weighted-average cost of capital and interpretation of currently enacted tax laws.

Circumstances that could indicate impairment and require the Company to perform a quantitative impairment test include a significant decline in the Company’s financial results, a significant decline in the Company’s enterprise value relative to its net book value, an unanticipated change in competition or the Company’s market share and a significant change in the Company’s strategic plans. The Company did not note any indicators of impairment in the qualitative assessment that would require a quantitative analysis in 2015. The Company did not have any goodwill prior to 2014, and no impairment charges have been recorded to date.

Deferred Revenue

Deferred revenue consists of amounts for which the criteria for revenue recognition have not yet been met and includes a) amounts that are collected from customers, including upfront deposits and lease prepayments; b) rebates and incentives received and receivables from utility companies and various local and state government agencies; c) amounts related to investment tax credits (“ITC”) that the Company monetized in connection with its lease-pass through financing obligations; and d) amounts received related to the sales of solar renewable energy credits (“SRECs”).

Sunrun Inc.

Notes to Consolidated Financial Statements — Continued

Deferred revenue consists of the following (in thousands):

	December 31,
	2015	2014
Customer payments	$370,754	$311,193
Rebates and incentives	102,827	101,318
ITCs	126,853	85,767
SRECs	18,358	13,846
Total	$618,792	$512,124

Deferred Grants

Deferred grants consist of U.S. Treasury grants and State Grants. The Company applied for a renewable energy technologies income tax credit offered by one of the states in the form of a cash payment and deferred the tax credit as a grant on the consolidated balance sheets. The Company initially recorded the grants as deferred grant income and recognizes the benefit on a straight-line basis over the estimated depreciable life of the associated assets as a reduction in cost of operating leases and incentives.

Warranty Accrual

The Company provides warranty service and replacement on the majority of all solar energy systems sold and installed. The major components are generally covered under a manufacturer’s limited warranty.

In resolving claims under warranty services, the Company has the option of remedying the defect to the warranted level through repair, refurbishment, or replacement. The warranty accrual is estimated and is re-evaluated regularly by management based upon the Company’s warranty policy, applicable contractual warranty obligations, an analysis of historical costs and age of installed systems and management’s evaluation of current claims in process. The warranty accrual is recorded as a component of accrued expenses and other liabilities in the Company’s consolidated balance sheets. Prior to the Company’s acquisition of the residential business from MEC in February 2014, no warranty accrual was necessary. The Company recorded a warranty accrual of $1.1 million and $0.9 million as of December 31, 2015 and 2014, respectively.

Solar Energy Performance Guarantees

The Company guarantees to customers certain specified minimum solar energy production output for solar facilities over the initial term of the Customer Agreements. The Company monitors the solar energy systems to determine whether these specified minimum outputs are being achieved. If the Company determines that the guaranteed minimum energy output is not achieved, it records a liability for the estimated amounts payable. As of December 31, 2015 and 2014, the Company recorded liabilities of $0.3 million and $0.4 million, respectively, as accrued expenses and other liabilities in the consolidated balance sheets relating to these guarantees based on the Company’s assessment of its exposure.

Derivative Financial Instruments

The Company recognizes all derivative instruments on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive loss if a derivative is designated as part of a hedge transaction. The ineffective portion of the hedge, if any, is immediately recognized in earnings.

Sunrun Inc.

Notes to Consolidated Financial Statements — Continued

Beginning in 2015, the Company uses derivative financial instruments, primarily interest rate swaps, to manage its exposure to interest rate risks on its syndicated term loans, which are recognized on the balance sheet at their fair values. On the date that the Company enters into a derivative contract, the Company formally documents all relationships between the hedging instruments and the hedged items, as well as its risk management objective and strategy for undertaking each hedge transaction. Derivative instruments designated in a hedge relationship to mitigate exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Cash flow hedges are accounted for by recording the fair value of the derivative instrument on the balance sheet as either a freestanding asset or liability. Changes in the fair value of a derivative that is designated and qualifies as an effective cash flow hedge are recorded in accumulated other comprehensive loss, net of tax, until earnings are affected by the variability of cash flows of the hedged item. Any derivative gains and losses that are not effective in hedging the variability of expected cash flows of the hedged item or that do not qualify for hedge accounting treatment are recognized directly into income. At the hedge’s inception and at least quarterly thereafter, a formal assessment is performed to determine whether changes in cash flows of the derivative instrument have been highly effective in offsetting changes in the cash flows of the hedged items and whether they are expected to be highly effective in the future. The Company discontinues hedge accounting prospectively when (i) it determines that the derivative is no longer effective in offsetting changes in the cash flows of a hedged item; (ii) the derivative expires or is sold, terminated, or exercised; or (iii) management determines that designating the derivative as a hedging instrument is no longer appropriate. In all situations in which hedge accounting is discontinued and the derivative remains outstanding, the derivative instrument is carried at its fair market value on the balance sheet with the changes in fair value recognized in current-period earnings. The remaining balance in accumulated other comprehensive loss associated with the derivative that has been discontinued is not recognized in the income statement unless it is probable that the forecasted transaction will not occur. Such amounts are recognized in earnings when earnings are affected by the hedged transaction.

The Company recognized warrants with former preferred stockholders as an inducement to convert their shares of convertible preferred stock into shares of common stock immediately prior to the Company’s initial public offering as derivative liabilities. Such liabilities were valued when the financial instruments were initially issued, with the change in their respective fair values recorded as a gain or loss on revaluation within other expenses in the Company’s statement of operations. The Company determines the fair value of its warrant derivative liabilities using the Black-Scholes option-pricing model.

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

The Company’s financial instruments include cash, receivables, accounts payable, accrued expenses, distributions payable to noncontrolling interests, derivatives, borrowings on the line of credit, long-term debt and solar asset-backed notes.

Sunrun Inc.

Notes to Consolidated Financial Statements — Continued

Revenue Recognition

The Company recognizes revenue when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the sales price is fixed and determinable, and (iv) collection of the related receivable is reasonably assured.

Operating leases and incentives

Operating leases and incentives revenue is primarily comprised of revenue from customer agreements, revenue from solar energy system rebate incentives, revenue associated with ITCs assigned to investment funds that are classified as lease pass-through arrangements and revenue from the sales of SRECs generated by the Company’s solar energy systems to third parties.

The Company begins to recognize revenue on Customer Agreements when permission to operate (“PTO”) is given by the local utility company or on the date daily operation commences if utility approval is not required. The Company recognizes revenue on a straight-line basis over the initial term of the Customer Agreements (typically 20 years) that have minimum lease payments, or as earned when the customers are billed based on the actual electricity generated at a specific rate under the terms of the Customer Agreements.

The Company considers upfront rebate incentives received from states and utilities for solar energy systems subject to Customer Agreements to be minimum lease payments. Rebate revenue is recognized on a straight-line basis over the life of the initial contract term of the Customer Agreement beginning when a PTO letter is issued by the local utility company or on the date daily operation commences if utility approval is not required.

The Company monetizes the ITCs associated with the leased systems on its lease pass-through financing obligations by assigning them to the investor together with the future customer lease payments. A portion of the cash consideration received from the investors is allocated to the estimated fair value of the assigned ITCs. The estimated fair value of the ITCs is determined by applying the expected internal rate of return to the investor on this structure to the gross amount of the ITCs that may be claimed by the investor.

The ITCs are subject to recapture under the Internal Revenue Code (“Code”) if the underlying solar energy system either ceases to be a qualifying property or undergoes a change in ownership within five years of its placed in service date. The recapture amount decreases by 20% on each anniversary of the PTO date. As the Company has an obligation to ensure the solar energy systems is in service and operational for a term of five years to avoid any recapture of the ITCs, the Company recognizes revenue as the recapture provisions lapse assuming the other aforementioned revenue recognition criteria have been met. The monetized ITCs are initially recorded within deferred revenue on the consolidated balance sheets, and subsequently, one-fifth of the monetized ITCs are recognized as revenue in the consolidated statements of operations on each anniversary of the solar energy systems’ PTO date over the following five years.

SREC revenue arises from the sale of environmental credits generated by solar energy systems. SREC revenue is recorded in operating leases and incentives revenue. We recognize revenue related to the sale of SRECs to the extent the cumulative value of delivered SRECs per contract exceeds any possible liquidated damages for non-delivery, if any.

Sunrun Inc.

Notes to Consolidated Financial Statements — Continued

The Company has determined that Customer Agreements are operating leases as opposed to capital leases pursuant to ASC 840, Leases. Management estimates the estimated useful life of solar energy systems to be 20 years, which coincides with the expected holding period and initial lease term of 20 years, as discussed in Note 2, Summary of Significant Accounting Policies, above. However, since the estimated economic life of solar energy systems is estimated to be at least 30 years, the lease term is less than 75% of its estimated economic life. Additionally, the Company evaluated the following lease classification criteria: (i) whether there is a transfer of ownership or bargain purchase option at the end of the lease and (ii) whether the present value of minimum lease payments exceeds 90% of the fair value at lease inception and determined that these criteria were not met.

Solar energy systems and product sales

For solar energy systems sold to customers, the Company recognizes revenue when the solar energy system passes inspection by the authority having jurisdiction, provided all other revenue recognition criteria have been met. The Company’s installation projects are typically completed in a short period of time.

Product sales consist of solar panels, racking systems, inverters, other solar energy products sold to resellers and customer leads. Product sales revenue is recognized at the time when title is transferred, generally upon shipment. Shipping and handling fees charged to customers are included in net sales. Total shipping and handling fees charged to customers were $2.6 million and $2.4 million for the year ended December 31, 2015 and 2014, respectively. Volume discounts given to customers are recorded as a reduction of revenue, since the Company does not receive goods or services in exchange for the discounts offered. Customer lead revenue, included in product sales, is recognized at the time the lead is delivered.

Taxes assessed by government authorities that are directly imposed on revenue producing transactions are excluded from product revenue.

Cost of Revenue

Operating leases and incentives

Cost of revenue for operating leases and incentives is primarily comprised of the (1) depreciation of the cost of the solar energy systems, as reduced by amortization of U.S. Treasury grants, (2) amortization of initial direct costs, (3) lease operations, monitoring and maintenance costs including associated personnel costs, and (4) allocated corporate overhead costs.

Solar energy systems and product sales

Cost of revenue for solar energy systems and non-lead generation product sales consist of direct and indirect material and labor costs for solar energy systems installations and product sales. Also included are engineering and design costs, estimated warranty costs, freight costs, allocated corporate overhead costs, vehicle depreciation costs and personnel costs associated with supply chain, logistics, operations management, safety and quality control. Cost of revenue for lead generations consists of costs related to direct-response advertising activities associated with generating customer leads.

Research and Development Expense

Research and development expenses include personnel costs, allocated overhead costs, and other costs related to the development of the Company’s BrightPath software suite as well as its racking equipment.

Sunrun Inc.

Notes to Consolidated Financial Statements — Continued

Advertising Costs

Advertising costs are expensed as incurred in the consolidated statements of operations. The Company incurred advertising costs of $34.8 million, $16.9 million and $7.7 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Stock-Based Compensation

The Company grants stock-based compensation for its equity incentive plan and employee stock purchase plan. Stock-based compensation to employees is measured based on the grant date fair value of the awards and recognized over the period during which the employee is required to perform services in exchange for the award (generally the vesting period of the award). The Company estimates the fair value of stock based awards granted using the Black-Scholes option-valuation model. Compensation cost is recognized over the vesting period of the applicable award using the straight-line method for those options expected to vest.

The Company also grants restricted stock units (“RSUs”) to non-employees that vest upon the satisfaction of both performance and service conditions. The Company starts recognizing expense on the RSUs when the performance condition is met.

Noncontrolling Interests and Redeemable Noncontrolling Interests

Noncontrolling interests represent investors’ interests in the net assets of the Funds that the Company has created to finance the cost of its solar energy systems subject to the Company’s Customer Agreements. The Company has determined that the contractual provisions in the funding arrangements represent substantive profit sharing arrangements. The Company has further determined that the appropriate methodology for attributing income and loss to the noncontrolling interests and redeemable noncontrolling interests each period is a balance sheet approach referred to as the hypothetical liquidation at book value (“HLBV”) method.

Under the HLBV method, the amounts of income and loss attributed to the noncontrolling interests and redeemable noncontrolling interests in the consolidated statements of operations reflect changes in the amounts the investors would hypothetically receive at each balance sheet date under the liquidation provisions of the contractual agreements of these arrangements, assuming the net assets of these Funding structures were liquidated at recorded amounts. The Company’s initial calculation of the investor’s noncontrolling interest in the results of operations of these Funding arrangements is determined as the difference in the noncontrolling interests’ claim under the HLBV method at the start and end of each reporting period, after taking into account any capital transactions, such as contributions or distributions, between the Fund and the investors.

The Company classifies certain noncontrolling interests with redemption features that are not solely within the control of the Company outside of permanent equity on its consolidated balance sheets. Redeemable noncontrolling interests are reported using the greater of their carrying value as determined by the HLBV method or their estimated redemption value at each reporting date.

Income Taxes

During November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes, which simplifies the presentation of deferred income taxes. ASU 2015-17 provides presentation requirements to classify deferred tax assets and liabilities as noncurrent in a classified statement of financial position. The standard is effective for fiscal years beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is permitted for any interim and annual financial statements that have not yet been issued. We early adopted ASU 2015-17 effective December 31, 2015, retrospectively. Adoption resulted $3.0 million decrease in deferred tax assets, current and a $3.0 million decrease in deferred tax liabilities in our Consolidated Balance Sheets at December 31, 2014. Adoption had no impact on our results of operations.

Sunrun Inc.

Notes to Consolidated Financial Statements — Continued

The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements and tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are provided against deferred tax assets to the extent that it is more likely than not that the deferred tax asset will not be realized. The Company is subject to the provisions of ASC 740, Income Taxes, which establishes consistent thresholds as it relates to accounting for income taxes. It defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more likely than not” to be sustained by the taxing authority and requires measurement of a tax position meeting the more-likely-than-not criterion, based on the largest benefit that is more than 50% likely to be realized. Management has analyzed the Company’s inventory of tax positions with respect to all applicable income tax issues for all open tax years (in each respective jurisdiction).

The Company sells solar energy systems to the Funds. As the Funds are consolidated by the Company, the gain on the sale of the solar energy systems is not recognized in the consolidated financial statements. However, this gain is recognized for tax reporting purposes. Since these transactions are intercompany sales, any tax expense incurred related to these intercompany sales is deferred and recorded as a prepaid tax asset and amortized over the depreciable life of the underlying solar energy systems which has been estimated to be 20 years in accordance with ASC Topic 810.

The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal, state and local jurisdictions, where applicable. The statute of limitations for the tax returns varies by jurisdiction.

Concentrations of Credit and Supplier Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash and accounts receivable, which includes rebates receivable. The associated risk of concentration for cash is mitigated by banking with institutions with high credit ratings. At certain times, amounts on deposit exceed Federal Deposit Insurance Corporation insurance limits. The Company does not require collateral or other security to support accounts receivable. To reduce credit risk, management performs periodic credit evaluations and ongoing evaluations of its customers’ financial condition. Rebates receivable are due from various states and local governments as well as various utility companies. The Company considers the collectability risk of such amounts to be low. The Company is not dependent on any single customer or installer. The loss of a customer or an installer would not adversely impact the Company’s operating results or financial position. The Company’s customers under Customer Agreements are primarily located in California, Hawaii, Maryland, Massachusetts, New Jersey and New York. During the year ended December 31, 2015 and 2014, the solar materials purchases from the top five suppliers were approximately $160.5 million and $69.1 million, respectively.

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

Sunrun Inc.

Notes to Consolidated Financial Statements — Continued

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

In November 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern, which provides guidance on determining when and how to disclose going-concern uncertainties in the financial statements. The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date of issuance of the entity’s financial statements and provide certain disclosures when there is substantial doubt about the entity’s ability to continue as a going concern. This guidance applies to all entities and is effective for annual periods beginning after December 15, 2016, and interim periods thereafter, with early adoption permitted. The Company believes the adoption of this guidance will have no impact on its consolidated financial statements.

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

In April 2015, the FASB issued ASU 2015-03, Interest—Imputation of Interest (Subtopic 835-30) Simplifying the Presentation of Debt Issuance Costs, to simplify the presentation of debt issuance costs. In August 2015, the FASB issued ASU 2015-15, Interest—Imputation of Interest (Subtopic 835-30) Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangement. Prior to ASU 2015-03 and ASU 2015-15, issuance costs were presented as an asset on the balance sheet. Under ASU 2015-03 and ASU 2015-15, debt issuance costs related to a recognized debt liability are required to be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. ASU 2015-15 clarified that the SEC will not object to an entity presenting the cost of securing a revolving line of credit as an asset regardless of whether a balance is outstanding. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in these updates. The ASUs are effective for annual and interim periods in fiscal years beginning after December 15, 2015 and interim periods within those fiscal years. The effect on the Company’s consolidated balance sheet for the year ended December 31, 2015 will be to reclassify $3.6 million in debt issuance costs from assets to a reduction in liabilities.

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

Sunrun Inc.

Notes to Consolidated Financial Statements — Continued

In February 2016, the FASB issued ASU No. 2016-02, Leases. Under the new guidance, lessees will be required to recognize for all leases (with the exception of short-term leases) a lease liability, which is a lessee‘s obligation to make lease payments arising from a lease, measured on a discounted basis and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. The ASU is effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. The Company is currently evaluating this guidance and the impact it may have on its consolidated financial statements.

Note 3. Acquisitions

Acquisition of Residential Business

In February 2014, the Company acquired the residential business of MEC pursuant to an Agreement and Plan of Merger dated January 19, 2014. The residential business acquired engages in designing, installing and selling solar energy systems to residential customers, wholesale distributions as well as assembling of mounting systems and hardware for solar energy systems.

The purchase consideration for the assets acquired and liabilities assumed was approximately $78.8 million consisting of $75.0 million in the issuance of 12,762,894 shares of common stock, $1.8 million in cash, $1.8 million in settlement of balances under a pre-existing relationship and $0.2 million in the form of 576,878 stock options. The settlement of the pre-existing relationship was related to the partner installation agreement between the Company and MEC, which existed prior to the acquisition date.

The Company has included the results of operations of the acquired business in the consolidated statements of operations from the acquisition date. The assets acquired and liabilities assumed in the MEC acquisition have been recorded based on their fair value at the acquisition date. Goodwill represents the excess of the purchase price over the net tangible and intangible assets acquired and is not deductible for tax purposes. Goodwill recorded is primarily attributable to the acquired assembled workforce and the synergies expected to arise after the acquisition of the residential business, such as lowering the Company’s overall cost of the Company’s solar energy systems by enabling it to procure and build some of the solar energy systems themselves, ensuring access to MEC installation capacity, and scaling the Company’s growth by adding direct-to-consumer sales and installation activities. In addition, the Company is able to provide customers the option to purchase solar energy systems outright, as compared to offering leasing and PPA options. Transaction costs related to the acquisition were expensed as incurred.

The following table summarizes the fair value of assets acquired and liabilities assumed (in thousands):

Cash	$5,440
Accounts receivable	8,881
Inventory	23,886
Prepaid expenses	2,028
Property and equipment	6,113
Intangible assets	15,380
Other long-term assets	200
Accounts payable and accrued liabilities	(24,975)
Deferred revenue	(768)
Capital lease obligation	(2,869)
Other liabilities	(1,509)
Deferred tax liabilities	(4,843)
Indentifiable assets and liabilities assumed	26,964
Goodwill	51,786
Total	$78,750

Sunrun Inc.

Notes to Consolidated Financial Statements — Continued

In 2014, the contribution of the acquired business to the Company’s total revenues was $114.2 million as measured from the date of the acquisition. The portion of total expenses and net income associated with the acquired business was not separately identifiable due to the integration with the Company’s operations.

Unaudited Pro Forma Information

The following table summarizes the unaudited pro forma total revenue and net loss of the combined company for the years ended December 31, 2014 and 2013 assuming that the acquisition occurred as of January 1, 2013 (in thousands, except per share):

	For the year ended December 31,
	2014	2013
Revenue	$205,355	$143,614
Net loss	(164,974)	(88,326)
Net loss attributable to common stockholders	(78,336)	(24,032)
Net loss per share attributable to common stockholders, basic and diluted	(3.44)	(1.07)

The pro forma financial information is based on the combined results of operations of MEC and the Company with adjustments for MEC’s sales to the Company, the amortization of the acquired intangibles assets and the timing of acquisition expenses. The pro forma financial information is not necessarily indicative of the actual consolidated results of operations in prior or future periods had the acquisition actually been consummated on January 1, 2013.

Clean Energy Experts, LLC

In April 2015, the Company acquired Clean Energy Experts, LLC, a consumer demand and solar lead generation company, for $25.0 million in cash and 1.9 million shares of common stock valued at $19.1 million, net of settlement of a preexisting payable to CEE. Of this amount, $15.0 million in cash was paid and 1.4 million shares were issued in April 2015. The remaining $10.0 million in cash and 500,000 shares are due in two equal installments: $5.0 million which was paid and 250,000 shares were issued in October 2015 and the second installment of $5.0 million and 250,000 shares is due in April 2016.

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

Sunrun Inc.

Notes to Consolidated Financial Statements — Continued

The following table summarizes the fair value of assets acquired and liabilities assumed (in thousands):

Cash	$424
Accounts receivable	639
Intangible assets	13,290
Accounts payable and accrued liabilities	(1,247)
Deferred tax liability	(5,146)
Identifiable assets and liabilities assumed	7,960
Goodwill	35,757
Total	$43,717

The fair value of acquired intangible assets and their estimated useful life are as follows (in thousands, except estimated useful life):

	Fair Value	Estimated Useful Life
Developed technology	$5,910	5
Customer relationships	4,390	8
Trade names	2,990	8
Total	$13,290

For the year ending December 31, 2015, the contribution of the acquired business to the Company’s total revenues was $16.9 million, as measured from the date of the acquisition. The portion of total expenses and net income associated with the acquired business was not separately identifiable due to the integration with the Company’s operations.

Acquisition of Solar Projects with the Associated Leases

In March 2014, the Company entered into a Backlog Lease Assignment and Assumption Agreement and Channel Agreement with an installation partner and purchased certain solar projects with the associated leases already originated by the installation partner. The Company paid $39.4 million to acquire 2,924 solar projects and the associated leases with an average remaining lease term of 20 years. The Company has accounted for the acquisition under ASC 805 and recorded the assets acquired at fair value at the acquisition date. As the terms of the acquired leases associated with these projects were at market terms at the acquisition date, no lease premiums or discounts were recorded. No goodwill was recognized from this acquisition as the Company paid fair value for the assets acquired.

Sunrun Inc.

Notes to Consolidated Financial Statements — Continued

Note 4. Fair Value Measurement

At December 31, 2015 and 2014, the carrying value of receivables, accounts payable, accrued expenses, and distributions payable to noncontrolling interests approximates fair value due to their short-term nature. The carrying values and fair values of debt instruments are as follows (in thousands):

	December 31, 2015		December 31, 2014
	Carrying Value	Fair Value	Carrying Value	Fair Value
Line of credit	194,975	194,975	$48,597	$48,597
Non-bank term loans	—	—	3,138	3,853
Syndicated term loans	170,664	170,664	124,571	124,571
Bank term loan	30,740	32,692	33,382	35,653
Note payable	33,059	32,568	29,563	28,900
Solar asset-backed notes	108,880	110,103	—	—
Total	$538,318	$541,002	$239,251	$241,574

At December 31, 2015 and 2014, the fair value of the Company’s lines of credit and the syndicated term loans approximates their carrying values because their interest rates are variable rates that approximate rates currently available to the Company. At December 31, 2015, the fair value of the Company’s bank term loan, note payable and asset-backed notes are based on rates currently offered for debt with similar maturities and terms. At December 31, 2014, the fair value of the Company’s non-bank term loan, bank term loan, and note payable are based on rates currently offered for debt with similar maturities and terms. The Company’s fair value of the debt instruments fell under the Level 3 hierarchy. These valuation techniques involve some level of management estimation and judgment, the degree of which is dependent on the price transparency for the instruments or market.

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

The Company determines the fair value of its warrants issued using the Black-Scholes option-pricing model. The key inputs used to determine value of the warrants was an estimated fair value of the Company’s common stock of $11.77 per share, risk-free interest rate of 1.21%, expected volatility of 32.03%, the remaining contact life of 2.56 years and expected dividend yield rate of 0.00%. The significant unobservable input used in the fair value measurement of the warrant liability was the expected volatility of the Company. Generally, increases (decreases) in the expected volatility of the Company would result in a directionally similar impact to the measurement of the Company’s stock options.

At December 31, 2015, financial instruments measured at fair value on a recurring basis, based upon the fair value hierarchy are as follows (in thousands):

	December 31, 2015
	Level 1	Level 2	Level 3	Total
Derivative liabilities:
Interest rate swaps	$—	$921	$—	$921
Warrants	—	—	557	557
Total	$—	$921	$557	$1,478

Sunrun Inc.

Notes to Consolidated Financial Statements — Continued

Note 5. Inventories

Inventories consist of the following (in thousands):

	December 31,
	2015	2014
Raw materials	62,967	$21,531
Work-in-process	8,291	2,383
Total	$71,258	$23,914

Note 6. Solar Energy Systems, net

Solar energy systems, net consists of the following (in thousands):

	December 31,
	2015	2014
Solar energy system equipment costs	$1,846,103	$1,406,478
Inverters	177,202	123,910
Initial direct costs	68,280	40,307
Total solar energy systems	2,091,585	1,570,695
Less: accumulated depreciation and amortization	(212,671)	(143,028)
Add: construction-in-progress	113,107	56,584
Total solar energy systems, net	$1,992,021	$1,484,251

All solar energy systems, construction-in-progress, and inverters have been leased to or are subject to a signed Customer Agreement with customers. The Company recorded depreciation expense related to solar energy systems of $70.7 million, $54.7 million and $40.0 million for the years ended December 31, 2015, 2014 and 2013, respectively. The depreciation expense was reduced by the amortization of deferred grants of $14.2 million, $13.9 million and $13.4 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Note 7. Property and Equipment, net

Property and equipment, net consists of the following (in thousands):

	December 31,
	2015	2014
Machinery and equipment	$2,808	$1,031
Leasehold improvements, furniture, and computer hardware	10,669	6,386
Vehicles	33,048	8,942
Computer software	19,883	16,431
Total property and equipment	66,408	32,790
Less: accumulated depreciation and amortization	(21,542)	(10,595)
Total solar energy systems, net	$44,866	$22,195

Depreciation and amortization expense was $11.2 million, $6.4 million and $3.0 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Sunrun Inc.

Notes to Consolidated Financial Statements — Continued

The Company vehicles are assets under capital leases with a corresponding accumulated amortization of $5.8 million and $1.2 million at December 31, 2015 and 2014, respectively. Amortization expense related to these assets was $5.3 million and $1.2 for the years ended December 31, 2015 and 2014. Prior to December 31, 2013, the Company did not have any assets under capital leases and therefore, did not record amortization expense related to these assets in the year ended December 31, 2013.

Note 8. Goodwill and Intangible Assets, net

The change in the carrying value of goodwill is as follows (in thousands):

Balance—January 1, 2014	$—
Acquisition of MEC (Note 3)	51,786
Balance—December 31, 2014	$51,786
Acquisition of CEE (Note 3)	35,757
Balance—December 31, 2015	$87,543

The intangible assets were acquired as part of the acquisition of MEC and CEE referred to in Note 3, Acquisitions.

Intangible assets, net as of December 31, 2015 consist of the following (in thousands):

				Weighted
				average
		Accumulated	Carrying	remaining life
	Cost	amortization	value	(in years)
Backlog	$200	$(200)	$—	—
Customer relationships	14,660	(2,618)	12,042	7.4
Developed technology	6,820	(1,235)	5,585	4.1
Trade names	6,990	(1,912)	5,078	5.3
Total	$28,670	$(5,965)	$22,705

Intangible assets, net as of December 31, 2014 consist of the following (in thousands):

				Weighted
				average
		Accumulated	Carrying	remaining life
	Cost	amortization	value	(in years)
Backlog	$200	$(183)	$17	0.1
Customer relationships	10,270	(1,055)	9,215	8.4
Developed technology	910	(167)	743	4.1
Trade names	4,000	(864)	3,136	4.1
Total	$15,380	$(2,269)	$13,111

Sunrun Inc.

Notes to Consolidated Financial Statements — Continued

The Company recorded amortization of intangible assets expense of $3.7 million and $2.3 for the years ended December 31, 2015 and 2014. As of December 31, 2015, expected amortization of intangible assets for each of the five succeeding fiscal years and thereafter is as follows (in thousands):

2016	$4,205
2017	4,205
2018	4,205
2019	3,335
2020	2,143
Thereafter	4,612
Total	$22,705

Note 9. Prepaid Expense and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	December 31,
	2015	2014
Prepaid expenses	$5,134	$4,564
Reimbursement receivable	337	2,808
State tax receivable	427	1,117
Other current assets	798	1,071
Total	$6,696	$9,560

Note 10. Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consist of the following (in thousands):

	December 31,
	2015	2014
Accrued employee compensation	$21,353	$12,588
Other accrued expenses	19,313	9,526
CEE acquisition consideration	5,000	—
Accrued professional fees	3,480	3,331
Total	$49,146	$25,445

Sunrun Inc.

Notes to Consolidated Financial Statements — Continued

Note 11. Indebtedness

As of December 31, 2015, debt consisted of the following (in thousands):

				Unused	Annual
	Carrying Values, net of			Borrowing	Contractual	Interest	Maturity
	debt discount			Capacity	Interest Rate	Rate	Date
	Current	Long Term	Total
Recourse debt:
Bank line of credit	$—	$194,975	$194,975	$6,571	Varies1	3.67%	April 2018
Total recourse debt	$—	$194,975	$194,975	$6,571

Non-recourse debt:
Syndicated term loans	926	169,739	170,665	5,600	LIBOR + 2.75% - Term A	3.07%	December 2021
					LIBOR + 5.00% - Term B	6.00%	December 2021
Bank term loans	1,159	29,580	30,739	—	6.25%	6.25%	April 2022
Note payable	—	33,059	33,059	—	12.00%	12.00%	December 2018
Solar asset-backed notes	3,323	105,557	108,880	—	4.40% - Class A	4.40%	July 2024
					5.38% - Class B	5.38%	July 2024
Total non-recourse debt	5,408	337,935	343,343	5,600
Total debt	$5,408	$532,910	$538,318	$12,171

[1]	Loans under the facility bear interest at LIBOR + 3.25% or the Base Rate + 2.25%. The Base Rate is the highest of the Federal Funds Rate + 0.50%, the Prime Rate, or LIBOR + 1.00%.

As of December 31, 2014, debt consisted of the following (in thousands):

				Unused	Annual
	Carrying Values, net of			Borrowing	Contractual	Interest	Maturity
	debt discount			Capacity	Interest Rate	Rate	Date
	Current	Long Term	Total
Recourse debt:
Bank line of credit	$—	$48,597	$48,597	$—	Prime Rate + 1.00%	4.25%	December 2016
Total recourse debt	$—	$48,597	$48,597	$—

Non-recourse debt:
Non-bank term loans	207	2,931	3,138	—	9.08%	9.08%	December 2024
Syndicated term loans	958	123,613	124,571	5,000	LIBOR + 2.75% - Term A	3.01%	December 2021
					LIBOR + 5.00% - Term B	6.00%	December 2021
Bank term loans	1,437	31,945	33,382	—	6.25%	6.25%	April 2022
Note payable	—	29,563	29,563	—	12.00%	12.00%	December 2018
Total non-recourse debt	2,602	188,052	190,654	5,000
Total debt	$2,602	$236,649	$239,251	$5,000

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

Sunrun Inc.

Notes to Consolidated Financial Statements — Continued

In April 2015, the Company entered into a new syndicated working capital facility with banks for a total commitment of up to $205.0 million. The working capital facility is secured by substantially all of the unencumbered assets of the Company as well as ownership interests in certain subsidiaries of the Company.

Under the terms of the new working capital facility, the Company is required to meet various restrictive covenants, including meeting certain reporting requirements, such as the completion and presentation of audited consolidated financial statements. The Company is also required to maintain minimum unencumbered liquidity of at least $25.0 million in the aggregate as of the last day of each calendar month. The Company is further required to maintain a modified interest coverage ratio of 2.00:1.00 or greater, measured quarterly as of the last day of each quarter.  The Company was in compliance with all debt covenants as of December 31, 2015.

Non-Bank Term Loans

In 2013, a subsidiary of the Company entered into an agreement with a non-bank lender for a term loan with an aggregate amount of up to $119.5 million. The proceeds of this term loan were principally used to finance the design, procurement, and installation of solar systems. The loan was collateralized by the assets and related cash flows of the borrower subsidiary and is non-recourse to our other assets.

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

The Company is required to maintain certain financial measurements and reporting covenants under the terms of the credit facilities. At December 31, 2015, the Company was in compliance with the credit facility covenants.

Sunrun Inc.

Notes to Consolidated Financial Statements — Continued

Bank Term Loan

In December 2013, a subsidiary of the Company entered into an agreement with a bank for a term loan of $38.0 million. The proceeds of this term loan were distributed to the members of this subsidiary, including the Company. The loan is secured by the assets and related cash flow of this subsidiary and is nonrecourse to the Company’s other assets. The Company was in compliance with all debt covenants as of December 31, 2015.

Notes Payable

In December 2013, a subsidiary of the Company entered into a Note Purchase Agreement with an investor for the issuance of senior notes in exchange for proceeds of $27.2 million. The loan proceeds were distributed to the Company for general corporate purposes. On the last business day of each quarter, commencing with March 31, 2014, to the extent the Company’s subsidiary has insufficient funds to pay the full amount of the stated interest of the outstanding loan balance, a PIK interest rate of 12% is accrued and added to the outstanding balance. As of December 31, 2015 and 2014, the portion of the outstanding loan balance that related to PIK interest was $6.3 million and $2.9 million, respectively. The senior notes are secured by the assets and related cash flows of certain of the Company’s subsidiaries and are nonrecourse to the Company’s other assets. The entire outstanding principal balance is payable in full on the maturity date. The Company was in compliance with all debt covenants as of December 31, 2015.

Solar Asset-Backed Notes

In July 2015, the Company entered into a securitization transaction pursuant to which the Company pooled and transferred qualifying solar energy systems and related lease agreements secured by associated customer contracts (“Solar Assets”) into a special purpose entity (“Issuer”), and issued $100.0 million in aggregate principal of Solar Asset-Backed Notes, Series 2015-1, Class A, and $11.0 million in aggregate principal of Solar Asset-Backed Notes, Class B, backed by these Solar Assets to certain investors (“Notes”). The Issuer is wholly owned by the Company and is consolidated in the Company’s financial statements. Accordingly, the Company did not recognize a gain or loss on the transfer of these assets. As of December 31, 2015, these Solar Assets had a carrying value of $190.2 million and are included under Solar energy systems, net, in the consolidated balance sheets.  The Notes were issued at a discount of 0.08%.

The Company retained $7.3 million net of fees from proceeds from the Notes. In connection with the transaction, the Company modified two lease pass-through arrangements with an investor. The lease pass-through arrangements had been accounted for as a borrowing and any amounts outstanding from the arrangements were reported as lease pass-through financing obligation as further explained in Note 13, Lease Pass-Through Financing Obligations. The balance that was then outstanding under these arrangements was $119.7 million. The Company partially repaid this obligation by paying the investor an aggregate amount of $88.9 million. The Company accounted for the modification of the lease pass-through obligation as a modification of debt and did not record any gain or loss on the transaction.

The modified lease-pass through arrangements require the majority of the cash flows generated by the Solar Assets to be passed on to the Issuer through monthly lease payments from the investor. Those cash flows are used to service the monthly Note principal and interest payments and satisfy the Issuer’s expenses, and any residual cash flows are retained by the fund investor and recorded as a reduction in the remaining financing obligation. The Company recognizes revenue earned from the associated Customer Agreements in accordance with the Company’s revenue recognition policy. The assets and cash flows generated by the Solar Assets are not available to the other creditors of the Company, and the creditors of the Issuer, including the Note holders, have no recourse to the Company’s other assets. The Company was in compliance with all debt covenants as of December 31, 2015.

Sunrun Inc.

Notes to Consolidated Financial Statements — Continued

The schedules maturities of debt, excluding debt discount, as of December 31, 2015 are as follows (in thousands:

2016	$6,330
2017	7,392
2018	238,250
2019	9,253
2020	11,414
Thereafter	273,693
Subtotal	$546,332
Less: Debt Discount	(8,014)
Total	$538,318

Note 12. Derivatives

Interest Rate Swaps

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

In January 2015, the Company purchased interest rate swaps with a notional amount aggregating $109.1 million. The interest rate swap contracts were executed with four counterparties who were part of the lender group on the Company’s syndicated term loans. As of December 31, 2015 the unrealized fair market value loss on the interest rate swaps was $0.9 million as included in other liabilities in the consolidated balance sheet.

The interest rate swaps have been designated as cash flow hedges. In the year ended December 31, 2015, the hedge relationships on the Company’s interest rate swaps have been assessed as highly effective as the critical terms of the interest rate swaps match the critical terms of the underlying forecasted hedged transactions. Accordingly, changes in the fair value of these derivatives are recorded as a component of accumulated other comprehensive loss, net of a provision for income taxes. Changes in the fair value of these derivatives are subsequently reclassified into earnings, and are included in interest expense, net in the Company’s statement of operations, in the period that the hedged forecasted transactions affects earnings. During the next twelve months, the Company estimates that an additional $1.7 million will be reclassified as an increase to interest expense. There were no undesignated derivative instruments recorded by the Company as of December 31, 2015.

At December 31, 2015, the Company had the following designated derivative instruments classified as derivative liabilities as reported in other liabilities in the Company’s balance sheet (in thousands, other than quantity and interest rates):

Type	Quantity	Maturity Dates	Hedge Interest Rates	Notional Amount	Fair Market Value	Credit Risk Adjustment	Adjusted Fair Market Value	Deferred Tax Benefit	Loss Recognized in Accumulated Comprehensive Loss	Interest Expense Recognized into Earnings
Interest rate swaps	4	10/31/2028	2.17%-2.18%	$109,143	$384	$537	$921	$—	$921	$1,521

Warrants

In July 2015, the Company entered into a letter of intent to issue 1,250,764 warrants to purchase the Company’s common stock to the former Series D and E preferred stockholders as an inducement to

Sunrun Inc.

Notes to Consolidated Financial Statements — Continued

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

At December 31, 2015, the fair market value of the warrant was $0.6 million, resulting in a gain of $0.9 million for the year ended December 31, 2015.

Note 13. Lease Passthrough Financing Obligations

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

Under these lease pass-through arrangements, wholly owned subsidiaries of the Company finance the cost of solar energy systems with investors for an initial term of 20 – 25 years. The solar energy systems are subject to Customer Agreements with an initial term not exceeding 20 years. These solar energy systems are reported under the line item solar energy systems, net in the consolidated balance sheets. As of December 31, 2015 and 2014, the cost of the solar energy systems placed in service under the lease pass-through arrangements was $447.4 million and $322.2 million, respectively. The accumulated depreciation related to these assets as of December 31, 2015 and 2014 was $33.5 million and $19.3 million, respectively.

The investors make a series of large up-front payments and in certain cases subsequent smaller quarterly payments (lease payments) to the subsidiaries of the Company. The Company accounts for the payments received from the investors under the arrangements as borrowings by recording the proceeds received as lease pass-through financing obligations. These financing obligations are reduced over a period of approximately 20 years by customer payments under the Customer Agreements, U.S. Treasury grants (where applicable), incentive rebates (where applicable), the fair value of the ITCs monetized (where applicable) and proceeds from the contracted resale of SRECs as they are received by the investor. Under this approach, the Company continues to account for the arrangement with the customers in its consolidated financial statements as if it is the lessor in the arrangement with the customer and accounts for the customer lease and any related U.S. Treasury grants or incentive rebates as well the resale of SRECs consistent with the Company’s revenue recognition accounting policies and the monetization of investment tax credits as described in Note 2, Summary of Significant Accounting Policies.

Sunrun Inc.

Notes to Consolidated Financial Statements — Continued

Interest is calculated on the lease pass-through financing obligations using the effective interest rate method. The effective interest rate, which is adjusted on a prospective basis, is the interest rate that equates the present value of the estimated cash amounts, including ITCs, to be received by the investor over the lease term with the present value of the cash amounts paid by the investor to the Company, adjusted for amounts received by the investor. The lease pass-through financing obligations are nonrecourse once the associated assets have been placed in service and all the contractual arrangements have been assigned to the investor.

Under four of the lease pass-through arrangements, the investor has a right to extend its right to receive cash flows from the customers beyond the initial term in certain circumstances. The Company has the option to settle the outstanding financing obligation on the ninth anniversary for two of the lease pass-through obligations and on the eleventh anniversary for two of the lease pass-through financing obligations at a price equal to the higher of (a) the fair value of future remaining cash flows or (b) the amount that would result in the investor earning their targeted return. In three of these lease pass-through arrangements, the investor has an option to require repayment of the entire outstanding balance of the financing obligation on the tenth anniversary at a price equal to the fair value of the future remaining cash flows.  In the fourth lease pass through arrangement, the investor has an option to require repayment of the entire outstanding balance of the financing obligation three business days prior to the 7th anniversary and on the 10th anniversary at a price equal to the fair value of the future remaining cash flows.

In the fifth lease pass-through arrangement, the investor has a right, on June 30, 2019, to purchase all of the systems leased at a price equal to the higher of (a) the sum of the present value of the expected remaining lease payments due by the investor, discounted at 5%, and the fair market value of the investor’s residual interest in the systems as determined through independent valuation or (b) a set value per kilowatt applied to the aggregate size of all leased systems.

Under all lease pass-through arrangements, the Company is responsible for services such as warranty support, accounting, lease servicing and performance reporting to the host customers. As part of the warranty and performance guarantee with the host customers, the Company guarantees certain specified minimum annual solar energy production output for the solar energy systems leased to the customers, which the Company accounts for as disclosed in Note 2, Summary of Significant Accounting Policies.

As discussed in Note 11, Indebtedness, in connection with the pooling of assets related to the securitization transaction entered into in July 2015, an aggregate amount of $88.9 million of the lease pass-through financing obligation was repaid.

In September 2015, the Company entered into a new lease pass-through arrangement and in connection with this arrangement, the Company agreed to defer a portion (up to 25%) of the amounts required to be paid upfront under the arrangement through a loan between an indirectly wholly owned subsidiary of the Company and a subsidiary of the fund investor. The term loan agreement is for an aggregate amount up to $30.0 million. The loan is collateralized by the related cash flows assigned to the fund investor. There is a legal right to offset the loan if an event of default has occurred.  Therefore, the lease pass-through related to this arrangement is recorded net of the loan. As of December 31, 2015, the loan amount was $21.8 million.

Sunrun Inc.

Notes to Consolidated Financial Statements — Continued

At December 31, 2015, future minimum lease payments expected to be made by the investor under the lease pass-through fund arrangement for each of the next five years and thereafter are as follows (in thousands):

2016	$524
2017	524
2018	524
2019	524
2020	524
Thereafter	3,516
Total	$6,136

Note 14. VIE Arrangements

The Company consolidated various VIEs at December 31, 2015 and 2014. The carrying amounts and classification of the VIEs’ assets and liabilities included in the consolidated balance sheets are as follows (in thousands):

	December 31,
	2015	2014
Assets
Current assets
Cash	$44,407	$29,099
Restricted cash	757	228
Accounts receivable, net	12,965	14,351
Prepaid expenses and other current assets	66	180
Total current assets	58,195	43,858
Restricted cash	$—	$365
Solar energy systems, net	1,305,420	942,655
Total Assets	$1,363,615	$986,878

Liabilities
Current liabilities
Accounts payable	$11,025	$9,057
Distribution payable to noncontrolling interests and redeemable noncontrolling interests	8,063	6,426
Accrued expenses and other liabilities	175	340
Deferred revenue, current portion	21,344	16,991
Deferred grants, current portion	7,198	7,225
Long-term debt, current portion	1,159	1,437
Total current liabilities	48,964	41,476
Deferred revenue, net of current portion	353,392	284,801
Deferred grants, net of current portion	108,528	116,126
Long-term debt, net of current portion	29,580	$31,945
Total liabilities	$540,464	$474,348

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

Sunrun Inc.

Notes to Consolidated Financial Statements — Continued

The Company holds certain variable interests in nonconsolidated VIEs established as a result of five lease pass-through Fund arrangements as further explained in Note 13, Lease Pass-Through Financing Obligations. The Company does not have material exposure to losses as a result of its involvement with the VIEs in excess of the amount of the financing liability recorded in the Company’s consolidated financial statements. The Company is not considered the primary beneficiary of the VIEs.

In 2013, the Company acquired an investor’s interest in three consolidated VIEs for a total cash consideration of $22.0 million. In these three entities, the Company was contractually required to make payments to the investor so that the investor achieved a specified minimum internal rate of return upon occurrence of certain events. Upon purchase of the investor’s stake in these entities, this obligation was satisfied. This transaction decreased the Company’s additional paid-in-capital, net of the related tax impact, by $2.8 million.

Note 15. Redeemable Noncontrolling Interests

During certain specified periods of time (the “Early Exit Periods”), noncontrolling interests in certain funding arrangements have the right to put all of their membership interests to the Company (the “Put Provisions”). During a specific period of time (the “Call Periods”), the Company has the right to call all membership units of the related redeemable noncontrolling interests.

The carrying value of redeemable noncontrolling interests at December 31, 2015 and 2014 was greater than the redemption value, except for two funds at December 31, 2015 and 2014, where the carrying value has been adjusted to the redemption value.

Note 16. Stockholders’ Equity

On August 10, 2015, the Company closed its initial public offering in which 17,900,000 shares of common stock were sold at a public offering price of $14.00 per share, resulting in net proceeds of approximately $221.3 million, after deducting underwriting discounts and commissions and $7.5 million in offering expenses paid by the Company, and excluding the proceeds received by the selling stockholders who sold an aggregate of 417,732 shares of the total 17,900,000 shares sold in the initial public offering.

Convertible Preferred Stock

Immediately prior to closing of the Company’s initial public offering, all 54,840,767 shares of the Company’s outstanding preferred stock were automatically converted into shares of the Company’s common stock. In addition, the Company issued 1,667,683 shares of common stock and executed a letter of intent to issue 1,250,764 warrants subject to contingencies being met to purchase the Company’s common stock to the former Series D and E preferred stockholders as an inducement to convert their shares of convertible preferred stock into shares of common stock immediately prior to the closing of the Company’s initial public offering and to waive any potential anti-dilution adjustments resulting from the issuance of shares in the Company’s common stock in the Company’s initial public offering. The additional shares and warrants resulted in a beneficial conversion feature as a result of the inducement for Series D and E preferred stock and the Company recognized a $24.9 million deemed dividend to Series D and E preferred stockholders at the conversion date. This non-cash charge impacts net loss attributable to our common stockholders and basic and diluted net loss per share applicable to common stockholders. The warrants were issued on September 30, 2015 and are considered freestanding derivatives as disclosed in Note 12, Derivatives.

Sunrun Inc.

Notes to Consolidated Financial Statements — Continued

The Company did not have any convertible preferred stock issued and outstanding as of December 31, 2015. The Company had five series of convertible preferred stock as follows as of December 31, 2014 (in thousands, except per share amounts):

	Shares Authorized	Shares Issued and Outstanding	Aggregate Liquidation Preference	Noncumulative Dividend Per Share Per Annum
Series A	12,043	12,007	$12,007	$0.08
Series B	10,758	10,758	18,420	0.14
Series C	13,613	13,613	55,000	0.32
Series D	7,584	7,584	70,000	0.74
Series E	13,030	10,879	150,456	1.11
Total	57,028	54,841	$305,883

From the inception of the Company through December 31, 2015, no dividends have been declared or paid other than the $24.9 million deemed dividend to Series D and E preferred stockholders in August 2015.

Common Stock

The Company has reserved sufficient shares of common stock for issuance upon the exercise of stock options and the exercise of warrants. Common stockholders are entitled to dividends if and when declared by the board of directors, subject to the prior rights of the preferred stockholders. As of December 31, 2015, no common stock dividends had been declared by the board of directors.

The Company has reserved shares of common stock for issuance as follows (in thousands):

	December 31,
	2015	2014
Series A Convertible Preferred Stock	—	12,007
Series B Convertible Preferred Stock	—	10,758
Series C Convertible Preferred Stock	—	13,613
Series D Convertible Preferred Stock	—	7,584
Series E Convertible Preferred Stock	—	10,879
Stock option plans
Shares available for grant
2013 Equity Incentive Plan	—	694
2015 Equity Incentive Plan	12,006	—
2015 Employee Stock Purchase Plan	1,000	—
Options outstanding	12,795	11,408
Restricted stock units outstanding	1,506	947
Total	27,307	67,890

Sunrun Inc.

Notes to Consolidated Financial Statements — Continued

Note 17. Stock-Based Compensation

MEC 2009 Stock Plan

In connection with the MEC acquisition in February 2014, the Company assumed nonstatutory stock options granted under the Mainstream Energy Corporation 2009 Stock Plan (the “MEC Plan”) held by MEC employees who continued employment with the Company after the closing and converted them into options to purchase shares of the Company’s common stock. The MEC Plan was terminated on the closing of the acquisition but the outstanding awards under the MEC Plan that the Company assumed in the acquisition will continue to be governed by their existing terms. As of December 31, 2015, options to purchase 527,770 shares of the Company’s common stock remained outstanding under the MEC Plan.

2013 Equity Incentive Plan

In July 2013, the Board of Directors approved the 2013 Plan. In March 2015, the Board of Directors authorized an additional 3,000,000 shares reserved for issuance under the 2013 Plan. An aggregate of 4,500,000 shares of common stock are reserved for issuance under the 2013 Plan plus (i) any shares that were reserved but not issued under the plan that was previously in place, and (ii) any shares subject to stock options or similar awards granted under the plan that was previously in place that expire or otherwise terminate without having been exercised in full and shares issued that are forfeited to or repurchased by the Company, with the maximum number of shares to be added to the 2013 Plan pursuant to clauses (i) and (ii) equal to 8,044,829 shares. Stock options granted to employees generally have a maximum term of ten-years and vest over a four-year period from the date of grant; 25% vest at the end of one year, and 75% vest monthly over the remaining three years. The options may include provisions permitting exercise of the option prior to full vesting. Any unvested shares shall be subject to repurchase by the Company at the original exercise price of the option in the event of a termination of an optionee’s employment prior to vesting. All the remaining shares that were available for future grants under the 2013 Plan were transferred to the 2015 Equity Incentive Plan (“2015 Plan”) at the inception of the 2015 Plan. As of December 31, 2015, the Company had not granted restricted stock or other equity awards (other than options) under the 2013 Plan.

2014 Equity Incentive Plan

In August 2014, the Board approved the 2014 Equity Incentive Plan (“2014 Plan”). An aggregate of 947,342 shares of common stock are reserved for issuance under the 2014 Plan. The 2014 Plan was adopted to accommodate a broader transaction with a sales entity and to allow for similar transactions in the future. In July 2015, the Board approved an increase in the number of shares of common stock reserved to 1,197,342. As of July 2015, the Company granted all 1,197,342 restricted stock units (“RSUs”) available under the 2014 Plan.

2015 Equity Incentive Plan

In July 2015, the Board approved the 2015 Plan. An aggregate of 11,400,000 shares of common stock are reserved for issuance under the 2015 Plan plus (i) any shares that were reserved but not issued under the 2013 Plan at the inception of the 2015 Plan, and (ii) any shares subject to stock options or similar awards granted under the 2008 Plan, 2013 Plan and 2014 Plan that expire or otherwise terminate without having been exercised in full and shares issued that are forfeited to or repurchased by the Company, with the maximum number of shares to be added to the 2015 Plan pursuant to clauses (i) and (ii) equal to 15,439,334 shares. Stock options granted to employees generally have a maximum term of ten-years and vest over a four-year period from the date of grant; 25% vest at the end of one year, and 75% vest monthly over the remaining three years. The options may include provisions permitting exercise of the option prior to full vesting. Any unvested shares shall be subject to repurchase by the Company at the original exercise price of the option in the event of a termination of an optionee’s employment prior to vesting. RSUs granted to employees generally vest over a four-year period from the date of grant; 25% vest at the end of one year, and 75% vest quarterly over the remaining three years.

Sunrun Inc.

Notes to Consolidated Financial Statements — Continued

Stock Options

The following table summarizes the activity for all stock options under the Company’s equity incentive plans for the year ended December 31, 2015 (shares in thousands):

		Weighted	Weighted
		Average	Average
	Options	Exercise Price	Remaining
	Outstanding	Outstanding	Contractual Life
Outstanding at December 31, 2014	11,408	$4.42	8.20
Granted	3,806	9.50
Exercised	(1,210)	2.96
Cancelled / forfeited	(1,209)	6.27
Outstanding at December 31, 2015	12,795	$5.89	7.82

Options vested and exercisable at December 31, 2015	6,409	$3.88	6.80

Options vested and expected to vest at December 31, 2015	10,460	$5.69	7.65

As of December 31, 2015, 180,000 outstanding stock options had a performance feature that is required to be satisfied before the option is vested and exercisable. There were 517,285 and 469,000 unvested exercisable shares as of December 31, 2015 and December 31, 2014, respectively, which are subject to a repurchase option held by the Company at the original exercise price. These exercisable but unvested shares have a weighted average remaining vesting period of 3.2 years. There was no exercise of unvested options in the year ended December 31, 2015 and 2014. There were no unvested options subject to repurchase as of December 31, 2015 and 2014.

The weighted-average grant-date fair value of stock options granted during the year ended December 31, 2015, 2014 and 2013 were $4.56, $3.72 and $1.77 per share, respectively. The total intrinsic value of the options exercised during the year ended December 31, 2015, 2014 and 2013 was $8.1 million, $4.8 million and $1.4 million, respectively. The intrinsic value is the difference of the current fair value of the stock and the exercise price of the stock option. The total fair value of options vested during the year ended December 31, 2015, 2014 and 2013 was $9.1 million, $3.9 million and $2.3 million, respectively.

The Company estimates the fair value of stock-based awards on their grant date using the Black-Scholes option-pricing model. The Company estimates the fair value using a single-option approach and amortizes the fair value on a straight-line basis for options expected to vest. All options are amortized over the requisite service periods of the awards, which are generally the vesting periods.

The Company estimated the fair value of stock options with the following assumptions:

	Year Ended December 31,
	2015	2014	2013
Risk-free interest rate	1.55%-1.95%	1.68%-2.01%	0.82%-2.06%
Volatility	36.30%-39.63%	37.41%-46.68%	54.36%-55.80%
Expected term (in years)	5.50-6.23	5.34-6.08	5.54-6.08
Expected dividend yield	0.00%	0.00%	0.00%

Sunrun Inc.

Notes to Consolidated Financial Statements — Continued

The expected term assumptions were determined based on the average vesting terms and contractual lives of the options. The risk-free interest rate is based on the rate for a U.S. Treasury zero-coupon issue with a term that approximates the expected life of the option grant. For stock options granted in the year ended December 31, 2015, 2014 and 2013, the Company considered the volatility data of a group of publicly traded peer companies in its industry. Forfeiture rates are estimated using the Company’s expectations of forfeiture rates for the Company’s employees and are adjusted when estimates change. The estimation of stock awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from the Company’s current estimates, such amounts will be recorded as a cumulative adjustment in the period the estimates are revised. The Company considers many factors when estimating expected forfeitures, including historical forfeiture pattern, the types of awards and employee class. Actual results, and future changes in estimates, may differ substantially from management’s current estimates.

Restricted Stock Units

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

The performance-based provision is considered substantive. As a result, the Company will start recognizing expense when the performance targets are met. The Company recognized $0.8 million compensation expense in the year ended December 31, 2015 as certain performance targets were met.

In 2015, the Company granted 250,000 RSUs to a third party partner, in addition to RSUs granted to employees as part of the 2015 Equity Incentive Plan. As of December 31, 2015, 783,228 outstanding RSUs had a performance feature that is required to be satisfied before the option is vested and exercisable. The following table summarizes the activity for all RSUs under all the Company’s equity incentive plans for the year ended December 31, 2015 (shares in thousands):

		Weighted
		Average Grant
		Date Fair
	Shares	Value
Unvested balance at December 31, 2014	947	$9.40
Granted	808	11.13
Issued	(182)	9.58
Cancelled / forfeited	(67)	11.37
Unvested balance at December 31, 2015	1,506	$10.44

Employee Stock Purchase Plan

In July 31, 2015, the board of directors approved the 2015 Employee Stock Purchase Plan (“ESPP”) and adopted the ESPP in August 2015, under which 1,000,000 shares of the Company’s common stock have been reserved for issuance to eligible employees. The number of shares of common stock available for sale under the Company’s ESPP will also include an annual increase on the first day of each fiscal year beginning on January 1, 2016, equal to the least of (i) 5,000,000 shares (ii) 2% of the common stock as of the last day of the immediately preceding fiscal year or (iii) such other amount as the Company’s board of directors may determine. Employees are offered shares bi-annually through two six month

Sunrun Inc.

Notes to Consolidated Financial Statements — Continued

offering periods, which begin on the first trading day on or after May 15 and November 15 of each year. The first offering period began on November 16, 2015. Employees may purchase a limited number of shares of the Company’s common stock via regular payroll deductions at a discount of 15% of the lower of the fair market value of the Company’s common stock on the first trading date of each offering period or on the exercise date. Employees may deduct up to 15% of payroll up to $25,000 per calendar year, with a cap of 2,000 shares per employee per offering period. As of December 31, 2015 the Company has 1,000,000 total shares of common stock reserved for issuance under the 2015 ESPP.

Inputs used to calculate our stock based compensation for each stock purchase right granted under the 2015 ESPP included risk-free interest rate of 0.33%, expected volatility of 33.84%, expected term of 0.5 years and expected dividend yield rate of 0.00%.

Stock-Based Compensation Expense

The Company recognized stock-based compensation expense, including the compensation expense resulting from the sales of common stock by employees and former employees to existing investors and ESPP expenses, in the consolidated statements of operations as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Cost of operating leases and incentives	$1,649	$155	$116
Cost of solar energy systems and product sales	236	682	—
Sales and marketing	5,242	897	474
Research and development	205	270	379
General and administration	8,491	7,214	1,686
Total	$15,823	$9,218	$2,655

In the year ended December 31, 2015 and 2014, the Company recognized $1.6 million and $3.4 million, respectively, in compensation expense resulting from sales of 1,131,028 shares and 1,092,421 shares, respectively, by employees and former employees to existing investors for amounts in excess of the deemed fair value.

The Company capitalized $0.2 million, $0.1 million and $0.0 million of stock based compensation for internal use software development projects during the years ended December 31, 2015, 2014 and 2013, respectively.

As of December 31, 2015 and 2014, total unrecognized compensation cost related to outstanding stock options was $20.9 million and $12.1 million, respectively, which is expected to be recognized over a weighted-average period of 2.8 years and 2.8 years, respectively.

Note 18. Retirement Plan

The Company offers a retirement plan qualified under Section 401(k) of the Code to its employees (the “401(k) plan”). The available investments are selected by the Company and allow participants to defer pre-tax amounts to the plan as allowed by the Code.

Upon acquisition of MEC, the Company incurred post-acquisition contributions of $0.5 million to the MEC 401(k) plan for the year ended December 31, 2014. The MEC 401(k) plan was terminated effective December 31, 2014.

Note 19. Operating Revenues under Customer Agreements

Customer Agreements representing PPAs require customers to make payments to Sunrun based on the electricity production of the related Project, whereas Customer Agreements representing leases require fixed monthly payments from customers.

Sunrun Inc.

Notes to Consolidated Financial Statements — Continued

Total revenue from customers’ contingent payments under PPAs recognized in the years ended December 31, 2015, 2014 and 2013 was $59.8 million, $42.8 million and $31.5 million, respectively.

Future minimum lease payments to be received from customers whose Customer Agreements represent non-cancelable leases are as follows (in thousands):

2016	$13,557
2017	13,697
2018	13,817
2019	13,939
2020	14,065
Thereafter	199,278
Total	$268,353

Note 20. Income Taxes

The following table presents the loss before income taxes for the periods presented (in thousands):

	For the year ended December 31,
	2015	2014	2013
Loss attributable to common stockholders	$33,545	$80,895	$1,792
Loss attributable to noncontrolling interest and redeemable noncontrolling interests	220,660	86,638	64,294
Total	$254,205	$167,533	$66,086

The income tax provision (benefit) consists of the following (in thousands):

	For the year ended December 31,
	2015	2014	2013
Current:
Federal	$—	$—	$—
State	—	—	169
Total current expense	—	—	169
Deferred:
Federal	(7,516)	(8,196)	(1,114)
State	2,217	(1,847)	354
Total deferred provision	(5,299)	(10,043)	(760)
Total	$(5,299)	$(10,043)	$(591)

Sunrun Inc.

Notes to Consolidated Financial Statements — Continued

The following table represents a reconciliation of the statutory federal rate and the Company’s effective tax rate for the periods presented:

	For the year ended December 31,
	2015	2014	2013
Tax provision (benefit) at federal statutory rate	(34.00)%	(34.00)%	(34.00)%
State income taxes, net of federal benefit	0.87	(1.10)	0.79
Effect of noncontrolling and redeemable noncontrolling interests	29.53	17.59	34.10
Stock-based compensation	1.06	1.37	0.94
Effect of prepaid tax asset	0.04	9.39	—
Tax credits	(0.43)	(0.22)	(2.16)
Other	0.85	0.98	(0.56)
Total	(2.08)%	(5.99)%	(0.89)%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The following table represents significant components of the Company’s deferred tax assets and liabilities for the periods presented (in thousands):

	December 31,
	2015	2014
Deferred tax assets:
Accruals and prepaids	$12,904	$4,302
Deferred revenue	34,710	44,359
Net operating loss carryforwards	229,464	176,555
Stock-based Compensation	3,748	1,612
Investment tax and other credits	11,261	7,369
Gross deferred tax assets	292,087	234,197
Deferred tax liabilities:
Capitalized initial direct costs	27,539	16,640
Fixed asset depreciation	178,511	142,866
Deferred tax on investment in partnerships	276,183	184,240
Gross deferred tax liabilities	482,233	343,746
Net deferred tax liabilities	$(190,146)	$(109,549)

An analysis of deferred tax liabilities is as follows (in thousands):

	December 31,
	2015	2014
Deferred tax assets	$292,087	$234,197
Deferred tax liabilities	(482,233)	(343,746)
Net deferred tax liabilities	$(190,146)	$(109,549)

Sunrun Inc.

Notes to Consolidated Financial Statements — Continued

As of December 31, 2015, the Company had net operating loss carryforwards for federal, California and other state income tax purposes of approximately $595.0 million, $368.0 million and $178.6 million, respectively, which will begin to expire in the year 2028, 2020 and 2020, respectively, if not utilized. Of the federal, California, and other state NOL carryover, $5.3 million, $1.3 million and $2.5 million relates to windfall stock option deductions which, when realized, will be an increase to additional paid in capital. As of December 31, 2014, the Company had net operating loss carryforwards for federal, California and other state income tax purposes of approximately $454.5 million, $283.1 million and $126.5 million, respectively. Of the federal, California, and other state NOL carryover, $1.8 million, $1.1 million and $0.5 million relates to windfall stock option deductions which, when realized, will be an increase to additional paid in capital.

As of December 31, 2015, the Company has an investment tax credit carryforward of approximately $4.2 million and California enterprise zone credits of approximately $1.0 million, which begins to expire in the year 2028 and 2023, respectively, if not utilized. As of December 31, 2014, the Company has an investment tax credit carryforward of approximately $2.4 million and California enterprise zone credits of approximately $0.9 million.

Generally, utilization of the net operating loss carryforwards and credits may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal revenue Code (IRC) of 1986, as amended and similar state provisions. The Company performed an analysis to determine whether an ownership change under Section 382 of the Code had occurred and determined that no ownership changes were identified as of December 31, 2015.

Valuation allowances are provided against deferred tax assets to the extent that it is more likely than not that the deferred tax asset will not be realized. The Company’s management considers all available positive and negative evidence including its history of operating income or losses, future reversals of existing taxable temporary difference, taxable income in carryback years and tax-planning strategies. The Company has concluded there was sufficient positive evidence based on the reversal pattern of the deferred tax liability and available tax planning strategies being relied upon at the end of December 31, 2015 and December 31, 2014 to support the position that the Company does not need to maintain a valuation allowance on deferred tax assets.

Uncertain Tax Positions

The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal, state and local jurisdictions, where applicable. The statute of limitations for the tax returns varies by jurisdictions.

We determine whether a tax position is more likely than not to be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. We use a two-step approach to recognize and measure uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained upon tax authority examination, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement. We have analyzed the Company’s inventory of tax positions with respect to all applicable income tax issues for all open tax years (in each respective jurisdiction).

Our policy is to include interest and penalties related to unrecognized tax benefits, if any, within the provision for taxes in the consolidated statements of operations. The Company does not have any tax positions for which it is reasonably possible that the total amount of gross unrecognized tax benefits will significantly change within 12 months of December 31, 2015.

Sunrun Inc.

Notes to Consolidated Financial Statements — Continued

A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows (in thousands):

Balance at January 1, 2014 and December 31, 2014	$—
Acquired from CEE	1,525
Balance at December 31, 2015	$1,525

There was 0.3 million of interest and penalties for uncertain tax positions as of December 31, 2015. As of December 31, 2014, there was no unrecognized tax benefits and there were no interest and penalties accrued for any uncertain tax position.

Three of our investment funds are currently being audited by the IRS. The Company is subject to taxation in the U.S., and various state and local jurisdictions. The following table summarizes the tax years that remain open and subject to examination by the tax authorities in the most significant jurisdictions in which the Company operates:

Tax Years
U.S. Federal	2011 - 2015
State	2010 - 2015

Note 21. Commitments and Contingencies

Letters of Credit

As of December 31, 2015 and 2014, the Company had $3.5 million and $5.8 million, respectively, of unused letters of credit outstanding, with carry fees ranging from 2.00% - 3.25% per annum.

Non-cancellable Operating Leases

The Company leases facilities and equipment under non-cancellable operating leases. Total operating lease expenses were $19.7 million, $13.8 million and $2.0 million for the years ended December 31, 2015, 2014 and 2013, respectively. Certain operating leases contain rent escalation clauses, which are recorded on a straight-line basis over the initial term of the lease with the difference between the rent paid and the straight-line rent recorded as a deferred rent liability. Lease incentives received from landlords are recorded as deferred rent liabilities and are amortized on a straight-line basis over the lease term as a reduction to rent expense. Deferred rent liabilities were $1.9 million and $2.0 million as of December 31, 2015 and 2014, respectively.

Future minimum lease payments expected to be made under non-cancelable operating lease agreements as of December 31, 2015 for each of the years ending December 31, are as follows (in thousands):

2016	$7,019
2017	6,669
2018	5,906
2019	2,521
2020	879
Thereafter	53
Total	$23,047

Capital Lease Obligations

As of December 31, 2015 and 2014, capital lease obligations were $24.0 million and $7.4, respectively. The capital lease obligations bear interest at rates up to 10% per annum.

Sunrun Inc.

Notes to Consolidated Financial Statements — Continued

The following is a schedule of future lease payments as of December 31, 2015 (in thousands):

2016	$9,727
2017	7,444
2018	5,321
2019	2,799
2020	219
Thereafter	200
Total future lease payments	25,710
Less: amount representing estimated executory costs included in future lease payments	537
Net minimum future lease payments	25,173
Amount representing interest	1,180
Present value of future payments	23,993
Less: current portion	8,951
Long term portion	$15,042

Purchase Commitments

In January 2015, the Company entered into a purchase commitment with one of its suppliers to purchase $70.0 million of photovoltaic modules over the next 12 months with the first modules delivered in January 2015. In October 2015, the Company amended its commitment to purchase additional photovoltaic modules to be delivered until December 2016, for a total commitment of $146.0 million. As of December 31, 2015, the Company had $78.0 million of purchase commitments remaining.

In June 2015, the Company entered into a purchase commitment with one of its suppliers to purchase $32.0 million of photovoltaic modules through December 2016. As of December 31, 2015, the Company had $8.0 million of purchase commitments remaining.

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

Sunrun Inc.

Notes to Consolidated Financial Statements — Continued

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

Note 22. Net Loss Per Share

Prior to the Company’s initial public offering and conversion of all preferred stock, the Company calculated net income (loss) per share (EPS) available to common stockholders using the two-class method. The two-class method allocates net income that otherwise would have been available to common shareholders to holders of participating securities. In connection with the Company’s initial public offering, the Company recognized a deemed dividend of $24.9 million to Series D and E convertible preferred shareholders, as further discussed in Note 16, Shareholders’ Equity.

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

Sunrun Inc.

Notes to Consolidated Financial Statements — Continued

The computation of the Company’s basic and diluted net loss per share are as follows (in thousands, except share and per share amounts):

	Years Ended December 31,
	2015	2014	2013
Numerator:
Net loss attributable to common stockholders	$(28,246)	$(70,852)	$(1,201)
Deemed dividend to convertible preferred stockholders	(24,890)	—	—
Net loss available to common stockholders	(53,136)	(70,852)	(1,201)
Denominator:
Weighted average shares used to compute net loss per share available to common stockholders, basic and diluted	55,091	22,795	9,780
Basic and diluted	$(0.96)	$(3.11)	$(0.12)

The following shares were excluded from the computation of diluted net loss per share as the impact of including those shares would be anti-dilutive:

	Year Ended December 31,
	2015	2014	2013
Preferred stock	—	54,841	43,998
Warrants	1,251	—	—
Outstanding stock options	12,615	11,408	8,127
Unvested restricted stock units	723	—	—
ESPP	79	—	—
Total	14,668	66,249	52,125

Note 23. Related Party Transactions

An individual who serves as one of the Company’s directors has direct and indirect ownership interests in Enphase Energy, Inc. For the years ended December 31, 2015 and 2014, the Company recorded $11.9 million and $8.9 million, respectively, in purchases from Enphase Energy, Inc. and had outstanding payables of $0.7 million and $1.1 million as of December 31, 2015 and 2014.

An individual who served as one of the Company’s directors until March 2015 and his spouse have a direct material ownership interest in REC Solar Commercial Corporation (RECC). For the years ended December 31, 2015 and 2014, the Company recorded $0.3 million and $7.6 million, respectively, in solar energy systems and products sales revenue from sales to RECC and had outstanding receivables of $0.0 million and $0.1 million as of December 31, 2015 and 2014, respectively.

Note 24. Subsequent Events

In January 2016, certain subsidiaries of the Company entered into secured credit facilities agreements with a syndicate of banks for up to $250.0 million in committed facilities. The facilities include a $220.0 million aggregate facility (“Aggregate Facility”), $23.0 million term loan (“Term Loan”) and a $7.0 million letter of credit facility. The Aggregate Facility and letter of credit bear an interest rate of LIBOR + 250 basis points for the initial three-year revolving availability period, stepping up to LIBOR + 275 basis points in the following two-year period. The Term Loan bears an interest rate of LIBOR + 500 basis points (with a LIBOR floor of 100 basis points) in the first three years, stepping up to LIBOR plus 650 basis points in the following two-year period. The principal and accrued interest on any outstanding loans mature on December 31, 2020.

Sunrun Inc.

Notes to Consolidated Financial Statements — Continued

The facilities are non-recourse to Sunrun and are secured by net cash flows of certain subsidiaries from power purchase agreements and leases, less certain operating, maintenance and other expenses which are available to the borrowers after distributions to tax equity investors.  The facilities contain customary covenants including the requirement to maintain certain financial measurements and provide lender reporting.  The credit facilities also contain certain provisions in the event of default which entitle lenders to take certain actions including acceleration of amounts due under the facilities.

In March 2016, a subsidiary of the Company entered into a $24.5 million secured, non-recourse loan agreement. The loan will be repaid through cashflows from a lease pass-through arrangement previously entered into by the Company. The loan matures in September 2022 and has an interest rate of LIBOR + 2.25%. The loan agreement contains customary covenants including the requirement to maintain certain financial measurements and provide lender reporting. The loan also contains certain provisions in the event of default which entitles the lender to take certain actions including acceleration of amounts due under the loan.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our “disclosure controls and procedures” as of the end of the period covered by this Annual Report on Form 10-K, pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act.

In connection with that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective and designed to provide reasonable assurance that the information required to be disclosed is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms as of December 31, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15I and 15d-15I under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the period covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item 10 of Form 10-K that is found in our proxy statement to be filed with the SEC in connection with the solicitation of proxies for our 2016 Annual Meeting of Stockholders (Proxy Statement) is incorporated by reference to our 2015 Proxy Statement. The 2015 Proxy Statement will be filed with the SEC within 120 days after the year-end of the fiscal year which this report relates.

Item 11. Executive Compensation.

The information required by this Item 11 will be set forth in the Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item 12 will be set forth in the Proxy Statement and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item 13 will be set forth in the Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

The information required by this Item 14 will be set forth in the Proxy Statement and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

Documents filed as part of this report are as follows:

(1)	Consolidated Financial Statements

Our Consolidated Financial Statements are listed in the “Index to Consolidated Financial Statements” under Item 8 of Part II of this Annual Report.

(2)	Financial Statement Schedules

The required information is included elsewhere in this Annual Report, not applicable, or not material.

(3)	Exhibits

The exhibits listed in the accompanying “Exhibit Index” are filed or incorporated by reference as part of this Annual Report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Company Name

Date: March 10, 2016	By:	/s/ Lynn Jurich
Lynn Jurich
Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Lynn Jurich	Chief Executive Officer and Director (Principal Executive Officer)	March 10, 2016
Lynn Jurich

/s/ Robert Komin	Chief Financial Officer (Principal Accounting and Financial Officer)	March 10, 2016
Robert Komin

/s/ Edward Fenster	Chairman and Director	March 10, 2016
Edward Fenster

/s/ Steve Vassallo	Director	March 10, 2016
Steve Vassallo

/s/ Richard Wong	Director	March 10, 2016
Richard Wong

/s/ Gerald Risk	Director	March 10, 2016
Gerald Risk

/s/ Jameson McJunkin	Director	March 10, 2016
Jameson McJunkin

/s/ Katherine August-deWilde	Director	March 10, 2016
Katherine August-deWilde

EXHIBIT INDEX

Exhibit		Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of the Registrant	10-Q	001-37511	3.1	9/15/15

3.2	Amended and Restated Bylaws of the Registrant	10-Q	001-37511	3.2	9/15/15

4.1	Form of common stock certificate of the Registrant.	S-1	333-205217	4.1	6/25/15

4.2	Form of Warrant	8-K	001-37511	4.1	10/2/15

4.3	Tenth Amended and Restated Investors’ Rights Agreement among the Registrant and certain holders of its capital stock, dated as of March 31, 2015.	S-1	333-205217	4.2	6/25/15

4.4	Shareholders Agreement among the Registrant and certain holders of its capital stock, dated as of April 1, 2015.	S-1	333-205217	4.4	6/25/15

4.5	Form of Stock Issuance Agreement.	S-1/A	333-205217	4.4	7/22/15

10.1+	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.	S-1	333-205217	10.1	6/25/15

10.2+	Sunrun Inc. 2015 Equity Incentive Plan and related form agreements.	S-1/A	333-205217	10.2	7/22/15

10.3+	Sunrun Inc. 2015 Employee Stock Purchase Plan and related form agreements.	S-1/A	333-205217	10.3	7/22/15

10.4+	Sunrun Inc. 2014 Equity Incentive Plan.	S-1	333-205217	10.4	6/25/15

10.5+	Sunrun Inc. 2013 Equity Incentive Plan and related form agreements.	S-1	333-205217	10.5	6/25/15

10.6+	Sunrun Inc. 2008 Equity Incentive Plan and related form agreements.	S-1	333-205217	10.6	6/25/15

10.7+	Mainstream Energy Corporation 2009 Stock Plan.	S-1	333-205217	10.7	6/25/15

10.8+	Sunrun Inc. Executive Incentive Compensation Plan.	S-1	333-205217	10.8	6/25/15

10.9+	Key Employee Change in Control and Severance Plan and Summary Plan Description.	S-1	333-205217	10.9	6/25/15

10.10+	Employment Letter between the Registrant and Lynn Jurich, dated as of May 8, 2015.	S-1	333-205217	10.10	6/25/15

10.11+	Employment Letter between the Registrant and Edward Fenster, dated as of May 8, 2015.	S-1	333-205217	10.11	6/25/15

10.12+	Employment Letter between the Registrant and Bob Komin, dated as of May 8, 2015.	S-1	333-205217	10.12	6/25/15

10.13+	Employment Letter between the Registrant and Thomas Holland, dated as of May 8, 2015.	S-1	333-205217	10.13	6/25/15

10.14+	Employment Letter between the Registrant and Paul Winnowski, dated as of May 8, 2015.	S-1	333-205217	10.14	6/25/15

Exhibit		Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

10.15+	Board Services Agreement between the Registrant and Gerald Risk, dated as of February 1, 2014.	S-1	333-205217	10.15	6/25/15

10.16	Agreement of Sublease between the Registrant and Visa U.S.A. Inc., dated as of April 1, 2013, as amended on April 29, 2013.	S-1	333-205217	10.16	6/25/15

10.17¥	Credit Agreement among the Registrant, Credit Suisse Securities (USA) LLC and the other parties thereto, dated as of April 1, 2015.	S-1	333-205217	10.17	6/25/15

10.18¥	Credit Agreement among Sunrun Aurora Portfolio 2014-A, LLC, Investec Bank PLC, Keybank National Association and the Lenders from time to time as party thereto, dated December 31, 2014.	S-1	333-205217	10.18	6/25/15

10.19	Transition, Separation and General Release Agreement, dated December 7, 2015 between Tom Holland and Sunrun Inc.	8-K	001-37511	10.1	12/8/15

21.1	List of subsidiaries of the Registrant.	S-1	333-205217	21.1	6/25/15

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Schema Linkbase Document.

101.CAL	XBRL Taxonomy Definition Linkbase Document.

101.DEF	XBRL Taxonomy Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Labels Linkbase Document.

101.PRE	XBRL Taxonomy Presentation Linkbase Document.

†

The certifications attached as Exhibit 32.1 that accompany this Annual Report on Form 10-K, are deemed furnished and not filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Sunrun Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Annual Report on Form 10-K, irrespective of any general incorporation language contained in such filing.

+	Indicates management contract or compensatory plan.
¥	Confidential treatment has been requested as to certain portions of this exhibit, which portions have been omitted and submitted separately to the Securities and Exchange Commission.