Form 10-Q
period 2016-03-31
Sunrun Inc.
filed 2016-05-13
CIK 1469367

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

As of May 10, 2016, the number of shares of the registrant’s common stock outstanding was 101,962,958.

Sunrun Inc.

Consolidated Balance Sheets

(In Thousands, Except Share Par Values)

	March 31, 2016	December 31, 2015
	(Unaudited)
Assets
Current assets:
Cash	$208,313	$203,864
Restricted cash	9,246	9,203
Accounts receivable (net of allowances for doubtful accounts of $1,167 and $1,641 as of March 31, 2016 and December 31, 2015, respectively)	56,774	60,275
State tax credits receivable	—	9,198
Inventories	94,682	71,258
Prepaid expenses and other current assets	13,903	5,917
Total current assets	382,918	359,715
Restricted cash	6,125	8,094
Solar energy systems, net	2,137,015	1,992,021
Property and equipment, net	51,897	44,866
Intangible assets, net	21,653	22,705
Goodwill	87,543	87,543
Prepaid tax asset	222,596	190,146
Other assets	31,833	29,502
Total assets(1)	$2,941,580	$2,734,592
Liabilities and total equity
Current liabilities:
Accounts payable	$93,701	$104,133
Distributions payable to noncontrolling interests and redeemable noncontrolling interests	7,368	8,144
Accrued expenses and other liabilities	53,826	49,146
Deferred revenue, current portion	65,820	59,726
Deferred grants, current portion	14,399	13,949
Capital lease obligation, current portion	10,890	8,951
Long-term non-recourse debt, current portion	5,591	4,722
Lease pass-through financing obligation, current portion	4,540	3,710
Total current liabilities	256,135	252,481
Deferred revenue, net of current portion	577,220	559,066
Deferred grants, net of current portion	216,176	220,784
Capital lease obligation, net of current portion	17,154	15,042
Recourse debt	191,000	197,000
Long-term non-recourse debt, net of current portion	436,196	333,042
Lease pass-through financing obligation, net of current portion	143,020	153,188
Other liabilities	8,863	7,144
Deferred tax liabilities	222,596	190,146
Total liabilities(1)	2,068,360	1,927,893
Commitments and contingencies (Note 13)
Redeemable noncontrolling interests	138,049	147,139
Stockholders’ equity:
Preferred stock, $0.0001 par value—authorized, 200,000 shares as of March 31, 2016 and December 31, 2015; issued and outstanding, 0 shares as of March 31, 2016 and December 31, 2015	—	—
Common stock, $0.0001 par value—authorized, 2,000,000 shares as of March 31, 2016 and December 31, 2015; issued and outstanding, 101,578 and 101,282 shares as of March 31, 2016 and December 31, 2015, respectively	10	10
Additional paid-in capital	646,092	642,229
Accumulated other comprehensive loss	(6,194)	(921)
Accumulated deficit	(74,115)	(87,249)
Total stockholders’ equity	565,793	554,069
Noncontrolling interests	169,378	105,491
Total equity	735,171	659,560
Total liabilities, redeemable noncontrolling interests and total equity	$2,941,580	$2,734,592

(1)

The Company’s consolidated assets as of March 31, 2016 and December 31, 2015 include $1,551,054 and $1,363,615, respectively, in assets of variable interest entities, or VIEs, that can only be used to settle obligations of the VIEs. Solar energy systems, net, as of March 31, 2016 and December 31, 2015 were $1,440,936 and $1,305,420, respectively; cash as of March 31, 2016 and December 31, 2015 were $94,953 and $44,407, respectively; restricted cash as of March 31, 2016 and December 31, 2015 were $580 and $757, respectively; accounts receivable, net as of March 31, 2016 and December 31, 2015 were $14,558 and $12,965, respectively; prepaid expenses and other current assets as of March 31, 2016 and December 31, 2015 were $27 and $66, respectively. The Company’s consolidated liabilities as of March 31, 2016 and December 31, 2015 include $550,456 and $540,464, respectively, in liabilities of VIEs whose creditors have no recourse to the Company. These liabilities include accounts payable as of March 31, 2016 and December 31, 2015 of $10,857 and $11,025, respectively; distributions payable to noncontrolling interests and redeemable noncontrolling interests as of March 31, 2016 and December 31, 2015 of $7,318 and $8,063, respectively; accrued expenses and other liabilities as of March 31, 2016 and December 31, 2015 of $264 and $175, respectively; deferred revenue as of March 31, 2016 and December 31, 2015 of $387,867 and $374,736, respectively; deferred grants as of March 31, 2016 and December 31, 2015 of $113,901 and $115,726, respectively; and long-term non-recourse debt as of March 31, 2016 and December 31, 2015 of $30,249 and $30,739, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

Sunrun Inc.

Consolidated Statements of Operations

(In Thousands, Except Per Share Amounts)

(Unaudited)

	Three Months Ended March 31,
	2016	2015
Revenue:
Operating leases and incentives	$34,540	$22,308
Solar energy systems and product sales	64,203	27,369
Total revenue	98,743	49,677
Operating expenses:
Cost of operating leases and incentives	38,100	21,377
Cost of solar energy systems and product sales	57,512	25,330
Sales and marketing	43,188	24,926
Research and development	2,463	2,287
General and administrative	23,248	20,306
Amortization of intangible assets	1,052	542
Total operating expenses	165,563	94,768
Loss from operations	(66,820)	(45,091)
Interest expense, net	11,515	7,130
Other expenses (income), net	(532)	299
Loss before income taxes	(77,803)	(52,520)
Income tax benefit	—	—
Net loss	(77,803)	(52,520)
Net loss attributable to noncontrolling interests and redeemable noncontrolling interests	(90,937)	(34,525)
Net income (loss) attributable to common stockholders	$13,134	$(17,995)

Net income (loss) per share attributable to common stockholders
Basic	$0.13	$(0.74)
Diluted	$0.13	$(0.74)
Weighted average shares used to compute net income (loss) per share attributable to common stockholders
Basic	101,273	24,427
Diluted	104,219	24,427

The accompanying notes are an integral part of these consolidated financial statements.

Sunrun Inc.

Consolidated Statements of Comprehensive Income (Loss)

(In Thousands)

(Unaudited)

	Three Months Ended March 31,
	2016	2015
Net income (loss) attributable to common stockholders	$13,134	$(17,995)
Other comprehensive loss:
Unrealized loss on derivatives, net of tax benefit	(5,798)	(1,793)
Less interest expense on derivatives recognized into earnings	(525)	—
Comprehensive income (loss)	$7,861	$(19,788)

Sunrun Inc.

Consolidated Statements of Cash Flows

(In Thousands)

(Unaudited)

	Three Months Ended March 31,
	2016	2015
Operating activities:
Net loss	$(77,803)	$(52,520)
Adjustments to reconcile net loss to net cash used in operating activities:
Noncash losses	1,321	—
Depreciation and amortization, net of amortization of deferred grants	21,596	15,429
Bad debt expense	336	457
Interest on lease pass-through financing	3,002	3,474
Noncash interest expense	3,502	2,635
Stock-based compensation expense	3,809	3,220
Reduction in lease pass-through financing obligations	(4,236)	(4,887)
Changes in operating assets and liabilities:
Accounts receivable	3,595	(5,535)
Inventories	(23,314)	(11,537)
Prepaid and other assets	(4,355)	5,069
Accounts payable	(10,103)	26,932
Accrued expenses and other liabilities	(317)	2,643
Deferred revenue	5,572	12,304
Net cash used in operating activities	(77,395)	(2,316)

Investing activities:
Payments for the costs of solar energy systems, leased and to be leased	(164,629)	(131,291)
Purchases of property and equipment	(5,023)	(1,947)
Net cash used in investing activities	(169,652)	(133,238)

Financing activities:
Proceeds from grants and state tax credits, net of recapture	9,202	5,153
Proceeds from recourse debt	141,000	—
Repayment of recourse debt	(147,000)	—
Proceeds from issuance of non-recourse debt	106,400	—
Repayment of non-recourse debt	(2,160)	(690)
Payment of debt fees	(9,369)	—
Proceeds from lease pass-through financing obligations	9,746	35,130
Contributions received from noncontrolling interests and redeemable noncontrolling interests	154,944	59,341
Distributions paid to noncontrolling interests and redeemable noncontrolling interests	(9,986)	(7,521)
Proceeds from exercises of stock options, net of withholding taxes on restricted stock units	452	1,058
Offering costs paid related to initial public offering	(437)	—
Payment of capital lease obligation	(3,115)	(602)
Change in restricted cash	1,819	(2,996)
Net cash provided by financing activities	251,496	88,873

Net increase (decrease) in cash	4,449	(46,681)
Cash, beginning of period	203,864	152,154
Cash, end of period	$208,313	$105,473

Supplemental disclosures of cash flow information
Cash paid for interest	$4,681	$991

Supplemental disclosures of noncash investing and financing activities
Costs of solar energy systems and property and equipment included in accounts payable and accrued expenses	$15,769	$19,165
Distributions payable to noncontrolling interests and redeemable noncontrolling interests	$7,368	$5,937
Vehicles acquired under capital leases	$7,318	$2,281

The accompanying notes are an integral part of these consolidated financial statements.

Sunrun Inc.

Notes to Consolidated Financial Statements

(Unaudited)

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

Sunrun acquired Clean Energy Experts, LLC (“CEE”), a consumer demand and solar lead generation company, in April 2015, to support the growth of the business, including reducing costs of obtaining customer leads externally. As a result of the acquisition, the Company also sells a portion of solar leads generated to customers.

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

Reclassifications

Certain prior period amounts have been reclassified to conform to current period presentation. In addition, the Company adopted Accounting Standards Update (“ASU”) 2015-03, Interest—Imputation of Interest (Subtopic 835-30) Simplifying the Presentation of Debt Issuance Costs and ASU 2015-15, Interest—Imputation of Interest (Subtopic 835-30) Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangement. The impact of the Company’s adoption of the ASUs on the prior period consolidated balance sheet was as follows (in thousands):

	December 31, 2015
	As Previously Reported	Adoption of ASU	As Reclassified
Prepaid expenses and other current assets	$6,696	$(779)	$5,917
Other assets	32,277	(2,775)	29,502
Long-term non-recourse debt, current portion	5,408	(686)	4,722
Recourse debt	194,975	2,025	197,000
Long-term non-recourse debt, net of current portion	337,935	(4,893)	333,042

Use of Estimates

The preparation of the consolidated financial statements requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The Company regularly makes significant estimates and assumptions, including, but not limited to, the estimates that affect the collectability of accounts receivable, the valuation of inventories, the useful lives and estimated residual values of solar energy systems, the useful lives of property and equipment, the valuation and useful lives of intangible assets, the fair value of assets acquired and liabilities assumed in business combinations, the effective interest rate used to amortize lease pass-through financing obligations, the valuation of stock-based compensation, the determination of valuation allowances associated with deferred tax assets, fair value of debt instruments disclosed and the redemption value of redeemable noncontrolling interests. The Company bases its estimates on historical experience and on various other assumptions believed to be reasonable. Actual results may differ from such estimates.

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

Revenues from external customers for each group of similar products and services are as follows (in thousands):

	Three Months Ended March 31,
	2016	2015
Operating leases	$25,327	$17,132
Incentives	9,213	5,176
Operating leases and incentives	34,540	22,308
Solar energy systems	30,192	5,806
Products	34,011	21,563
Solar energy systems and product sales	64,203	27,369
Total revenue	$98,743	$49,677

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

The Company’s financial instruments include cash, receivables, accounts payable, accrued expenses, distributions payable to noncontrolling interests, derivatives, and recourse and non-recourse debt.

Recently Issued Accounting Standards

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09 Revenue from Contracts with Customers (Topic 606), to replace the existing revenue recognition criteria for contracts with customers and to establish the disclosure requirements for revenue from contracts with customers. The core principle of this standard is to recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. This ASU is effective for the Company for annual reporting periods beginning after December 15, 2017 including the interim reporting periods within that fiscal year, and early adoption is permitted. Adoption of this ASU is either retrospective to each prior period presented or retrospective with a cumulative adjustment to retained earnings or accumulated deficit as of the adoption date. The Company is currently evaluating this guidance and the impact it may have on the Company’s consolidated financial statements.

In July 2015, the FASB issued ASU No. 2015-11, Simplifying the Measurement of Inventory, to specify that inventory should be subsequently measured at the lower of cost or net realizable value, which is the ordinary selling price less any completion, transportation and disposal costs. This ASU is effective for interim and annual periods beginning after December 15, 2016. Adoption of this ASU is prospective. The Company is currently evaluating this guidance and the impact it may have on the Company’s consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases. Under the new guidance, lessees will be required to recognize for all leases (with the exception of short-term leases) a lease liability, which is a lessee‘s obligation to make lease payments arising from a lease, measured on a discounted basis and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. The accounting for lessors is largely unchanged. However, the new guidance now defines what qualifies as sales-type and direct financing leases, as well as the related accounting. This ASU is effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. The Company is currently evaluating this guidance and the impact it may have on the Company’s consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation. The new guidance will require all income tax effects of awards to be recognized in the income statement when the awards vest or are settled. It will also allow an employer to repurchase more of an employee’s shares than it can today for tax withholding purposes without triggering liability accounting and to make a policy election to account for forfeitures as they occur. This ASU is effective for fiscal years beginning after December 15, 2016 and interim periods within those fiscal years. The Company is currently evaluating this guidance and the impact it may have on the Company’s consolidated financial statements.

Note 3. Fair Value Measurement

At March 31, 2016 and December 31, 2015, the carrying value of receivables, accounts payable, accrued expenses, and distributions payable to noncontrolling interests approximates fair value due to their short-term nature. The carrying values and fair values of debt instruments are as follows (in thousands):

	March 31, 2016		December 31, 2015
	Carrying Value	Fair Value	Carrying Value	Fair Value
Lines of credit	$268,100	$268,100	$197,000	$197,000
Syndicated term loans	179,687	179,687	169,344	169,344
Bank term loan	46,774	49,330	30,739	32,692
Note payable	33,748	33,536	32,781	32,568
Solar asset-backed notes	104,478	112,568	104,900	110,103
Total	$632,787	$643,221	$534,764	$541,707

At March 31, 2016, the fair value of the Company’s lines of credit, syndicated term loans, and bank term loan due in September 2022 approximates their carrying values because their interest rates are variable rates that approximate rates currently available to the Company. At December 31, 2015, the fair value of the Company’s lines of credit and syndicated term loans approximates their carrying values because their interest rates are variable rates that approximate rates currently available to the Company. At March 31, 2016 and December 31, 2015, the fair value of the Company’s bank term loan due in April 2022, note payable and asset-backed notes are based on rates currently offered for debt with similar maturities and terms. The Company’s fair value of the debt instruments fell under the Level 3 hierarchy. These valuation techniques involve some level of management estimation and judgment, the degree of which is dependent on the price transparency for the instruments or market.

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

At March 31, 2016 and December 31, 2015, financial instruments measured at fair value on a recurring basis, based upon the fair value hierarchy are as follows (in thousands):

	March 31, 2016
	Level 1	Level 2	Level 3	Total
Derivative liabilities:
Interest rate swaps	$—	$6,194	$—	$6,194
Warrants	—	—	20	20
Total	$—	$6,194	$20	$6,214

	December 31, 2015
	Level 1	Level 2	Level 3	Total
Derivative liabilities:
Interest rate swaps	$—	$921	$—	$921
Warrants	—	—	557	557
Total	$—	$921	$557	$1,478

Note 4. Inventories

Inventories consist of the following (in thousands):

	March 31, 2016	December 31, 2015
Raw materials	89,556	$62,967
Work-in-process	5,126	8,291
Total	$94,682	$71,258

Note 5. Solar Energy Systems, net

Solar energy systems, net consists of the following (in thousands):

	March 31, 2016	December 31, 2015
Solar energy system equipment costs	$1,994,193	$1,846,103
Inverters	197,145	177,202
Initial direct costs	79,904	68,280
Total solar energy systems	2,271,242	2,091,585
Less: accumulated depreciation and amortization	(232,939)	(212,671)
Add: construction-in-progress	98,712	113,107
Total solar energy systems, net	$2,137,015	$1,992,021

All solar energy systems, construction-in-progress, and inverters have been leased to or are subject to signed Customer Agreements with customers. The Company recorded depreciation expense related to solar energy systems of $20.4 million and $15.5 million for the three months ended March 31, 2016 and 2015, respectively. The depreciation expense was reduced by the amortization of deferred grants of $4.0 million and $3.6 million for the three months ended March 31, 2016 and 2015, respectively

Note 6. Indebtedness

As of March 31, 2016, debt consisted of the following (in thousands):

				Unused	Annual
	Carrying Values, net of			Borrowing	Contractual	Interest	Maturity
	debt discount			Capacity	Interest Rate	Rate	Date
	Current	Long Term	Total
Recourse debt:
Bank line of credit	$—	$191,000	$191,000	$11,501	Varies (1)	3.45% - 5.75%	April 2018
Total recourse debt	$—	$191,000	$191,000	$11,501

Non-recourse debt:
Line of credit	—	77,100	77,100	8,800	Varies (2)	2.93% - 3.16%	December 2020
Term Loans due in December 2020 and 2021	117	33,032	33,149	1,400	LIBOR + 5.00%	6.00%	December 2020 and 2021
Term Loan A due in December 2021	727	145,811	146,538	6,400	LIBOR + 2.75%	3.04% - 3.37%	December 2021
Bank term loan due in September 2022	306	16,219	16,525	4,000	LIBOR +2.25%	2.69%	September 2022
Bank term loan due in April 2022	1,206	29,043	30,249	—	6.25% (3)	6.25%	April 2022
Note payable	—	33,748	33,748	—	12.00%	12.00%	December 2018
Solar asset-backed notes	3,235	101,243	104,478	—	4.40% - Class A	4.40%	July 2024
					5.38% - Class B	5.38%	July 2024
Total non-recourse debt	5,591	436,196	441,787	20,600
Total debt	$5,591	$627,196	$632,787	$32,101

As of December 31, 2015, debt consisted of the following (in thousands):

				Unused	Annual
	Carrying Values, net of			Borrowing	Contractual	Interest	Maturity
	debt discount			Capacity	Interest Rate	Rate	Date
	Current	Long Term	Total
Recourse debt:
Bank line of credit	$—	$197,000	$197,000	$6,571	Varies (1)	3.67%	April 2018
Total recourse debt	$—	$197,000	$197,000	$6,571

Non-recourse debt:
Term Loan A due in December 2021	589	146,625	147,214	5,600	LIBOR + 2.75%	3.07%	December 2021
Term Loan B due in December 2021	116	22,014	22,130	—	LIBOR + 5.00%	6.00%	December 2021
Bank term loan due in April 2022	1,159	29,580	30,739	—	6.25%	6.25%	April 2022
Note payable	—	32,781	32,781	—	12.00%	12.00%	December 2018
Solar asset-backed notes	2,858	102,042	104,900	—	4.40% - Class A	4.40%	July 2024
					5.38% - Class B	5.38%	July 2024
Total non-recourse debt	4,722	333,042	337,764	5,600
Total debt	$4,722	$530,042	$534,764	$12,171

(1)	Loans under the facility bear interest at LIBOR + 3.25% or the Base Rate + 2.25%. The Base Rate is the highest of the Federal Funds Rate + 0.50%, the Prime Rate, or LIBOR + 1.00%.
(2)

Loans under the facility bear interest at LIBOR + 2.50% for the initial three-year revolving availability period, stepping up to LIBOR + 2.75% in the following two-year period, or the Base Rate + 1.50% for the initial three-year revolving availability period, stepping up to 1.75% in the following two-year period. The Base Rate is the highest of the Federal Funds Rate + 0.50%, the Prime Rate, or LIBOR + 1.00%.

(3)	Effective April 1, 2016, the annual contractual interest rate was amended to 4.50%.

Bank Line of Credit

In April 2015, the Company entered into a syndicated working capital facility with banks for a total commitment of up to $205.0 million. The working capital facility is secured by substantially all of the unencumbered assets of the Company as well as ownership interests in certain subsidiaries of the Company.

Under the terms of the working capital facility, the Company is required to meet various restrictive covenants, including meeting certain reporting requirements, such as the completion and presentation of audited consolidated financial statements. The Company is also required to maintain minimum unencumbered liquidity of at least $25.0 million in the aggregate as of the last day of each calendar month. The Company is further required to maintain a modified interest coverage ratio of 2.00 or greater, measured quarterly as of the last day of each quarter. The Company was in compliance with all debt covenants as of March 31, 2016.

Non-Recourse Line of Credit

In January 2016, subsidiaries of the Company entered into secured credit facility agreements with a syndicate of banks for up to $250.0 million in committed facilities. The facilities include a $220.0 million aggregate facility (“Aggregate Facility”) and a $7.0 million letter of credit facility. The principal and accrued interest on any outstanding loans mature on December 31, 2020.

The facilities are non-recourse to the Company and are secured by net cash flows of certain subsidiaries from power purchase agreements and leases, less certain operating, maintenance and other expenses which are available to the borrowers after distributions to tax equity investors. The facilities contain customary covenants including the requirement to maintain certain financial measurements and provide lender reporting.  The credit facilities also contain certain provisions in the event of default which entitle lenders to take certain actions including acceleration of amounts due under the facilities. The Company was in compliance with all debt covenants as of March 31, 2016.

Syndicated Credit Facilities

In January 2016, subsidiaries of the Company entered into secured credit facilities agreements with a syndicate of banks for up to $250.0 million in committed facilities. In addition to the non-recourse line of credit previously described, the facilities include a $23.0 million term loan (“Term Loan”). The Term Loan bears an interest rate of LIBOR + 5.0%, with a LIBOR floor of 1.0%, in the first three years, stepping up to LIBOR plus 6.5% in the following two-year period. The principal and accrued interest on any outstanding loans mature on December 31, 2020.

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

One of the Company’s subsidiaries is the borrower under the Term Loan A agreement and another of the Company’s subsidiaries is the borrower under the Term Loan B agreement. All obligations under Term Loan A, working capital revolver and letter of credit are collateralized by the subsidiary borrower’s membership interests and assets in the Company’s investment Funds. All obligations under the Term Loan B are collateralized by the membership interest in the subsidiary borrower. The credit facilities also contain certain provisions in the event of default, which entitle lenders to take actions, including acceleration of amounts due under the credit facilities and acquisition of membership interests and assets that are pledged to the lenders under the terms of the credit facilities.

The Company is required to maintain certain financial measurements and reporting covenants under the terms of the credit facilities. At March 31, 2016, the Company was in compliance with the credit facility covenants.

Bank Term Loan

In March 2016, a subsidiary of the Company entered into a $24.5 million secured, non-recourse loan agreement with a bank. The loan will be repaid through cashflows from a lease pass-through arrangement previously entered into by the

Company. The loan matures in September 2022 and has an interest rate of LIBOR + 2.25%. The loan agreement contains customary covenants including the requirement to maintain certain financial measurements and provide lender reporting. The loan also contains certain provisions in the event of default which entitles the lender to take certain actions including acceleration of amounts due under the loan.

In December 2013, a subsidiary of the Company entered into an agreement with a bank for a term loan of $38.0 million. The proceeds of this term loan were distributed to the members of this subsidiary, including the Company. The loan is secured by the assets and related cash flow of this subsidiary and is nonrecourse to the Company’s other assets. The Company was in compliance with all debt covenants as of March 31, 2016.

Notes Payable

In December 2013, a subsidiary of the Company entered into a note purchase agreement with an investor for the issuance of senior notes in exchange for proceeds of $27.2 million. The loan proceeds were distributed to the Company for general corporate purposes. On the last business day of each quarter, commencing with March 31, 2014, to the extent the Company’s subsidiary has insufficient funds to pay the full amount of the stated interest of the outstanding loan balance, a PIK interest rate of 12% is accrued and added to the outstanding balance. As of March 31, 2016 and December 31, 2015, the portion of the outstanding loan balance that related to PIK interest was $7.2 million and $6.3 million, respectively. The senior notes are secured by the assets and related cash flows of certain of the Company’s subsidiaries and are nonrecourse to the Company’s other assets. The entire outstanding principal balance is payable in full on the maturity date. The Company was in compliance with all debt covenants as of March 31, 2016.

Solar Asset-Backed Notes

In July 2015, the Company entered into a securitization transaction pursuant to which the Company pooled and transferred qualifying solar energy systems and related lease agreements secured by associated customer contracts (“Solar Assets”) into a special purpose entity (“Issuer”), and issued $100.0 million in aggregate principal of Solar Asset-Backed Notes, Series 2015-1, Class A, and $11.0 million in aggregate principal of Solar Asset-Backed Notes, Class B, backed by these Solar Assets to certain investors (“Notes”). The Issuer is wholly owned by the Company and is consolidated in the Company’s financial statements. Accordingly, the Company did not recognize a gain or loss on the transfer of these assets. As of March 31, 2016 and December 31, 2015, these Solar Assets had a carrying value of $188.0 million and $190.2 million, respectively, and are included under Solar energy systems, net, in the consolidated balance sheets.  The Notes were issued at a discount of 0.08%.

The Company retained $7.3 million net of fees from proceeds from the Notes. In connection with the transaction, the Company modified two lease pass-through arrangements with an investor. The lease pass-through arrangements had been accounted for as a borrowing and any amounts outstanding from the arrangements were reported as lease pass-through financing obligation as further explained in Note 8, Lease Pass-Through Financing Obligations. The balance that was then outstanding under these arrangements was $119.7 million. The Company partially repaid this obligation by paying the investor an aggregate amount of $88.9 million. The Company accounted for the modification of the lease pass-through obligation as a modification of debt and did not record any gain or loss on the transaction.

The modified lease-pass through arrangements require the majority of the cash flows generated by the Solar Assets to be passed on to the Issuer through monthly lease payments from the investor. Those cash flows are used to service the monthly principal of the Notes and interest payments and satisfy the Issuer’s expenses, and any residual cash flows are retained by the fund investor and recorded as a reduction in the remaining financing obligation. The Company recognizes revenue earned from the associated Customer Agreements in accordance with the Company’s revenue recognition policy. The assets and cash flows generated by the Solar Assets are not available to the other creditors of the Company, and the creditors of the Issuer, including the Note holders, have no recourse to the Company’s other assets. The Company was in compliance with all debt covenants as of March 31, 2016.

Note 7. Derivatives

Interest Rate Swaps

The Company uses interest rate swaps to hedge variable interest payments due on its syndicated term loans. These swaps allow the Company to incur fixed interest rates on these loans and receive payments based on variable interest rates with the swap counterparty based on the three month LIBOR on the notional amounts over the life of the swaps.

In January 2015, the Company purchased interest rate swaps with a notional amount aggregating $109.1 million. The interest rate swap contracts were executed with four counterparties who were part of the lender group on the Company’s syndicated term loans. As of March 31, 2016, the unrealized fair market value loss on the interest rate swaps was $6.2 million as included in other liabilities in the consolidated balance sheet.

The interest rate swaps have been designated as cash flow hedges. In the three months ended March 31, 2016, the hedge relationships on the Company’s interest rate swaps have been assessed as highly effective as the critical terms of the interest rate swaps match the critical terms of the underlying forecasted hedged transactions. Accordingly, changes in the fair value of these derivatives are recorded as a component of accumulated other comprehensive loss, net of income taxes. Changes in the fair value of these derivatives are subsequently reclassified into earnings, and are included in interest expense, net in the Company’s statement of operations, in the period that the hedged forecasted transactions affects earnings. During the next twelve months, the Company estimates that an additional $1.8 million will be reclassified as an increase to interest expense. There were no undesignated derivative instruments recorded by the Company as of March 31, 2016.

At March 31, 2016, the Company had the following designated derivative instruments classified as derivative liabilities as reported in other liabilities in the Company’s balance sheet (in thousands, other than quantity and interest rates):

Type	Quantity	Maturity Dates	Hedge Interest Rates	Notional Amount	Fair Market Value	Credit Risk Adjustment	Adjusted Fair Market Value
Interest rate swaps	4	10/31/2028	2.17%-2.18%	$109,143	$6,557	$(363)	$6,194

Warrants

In July 2015, the Company entered into a letter of intent to issue 1,250,764 warrants to purchase the Company’s common stock to the former Series D and E preferred stockholders as an inducement to convert their shares of convertible preferred stock into shares of common stock immediately prior to the closing of the Company’s initial public offering and waive any potential anti-dilution adjustments resulting from the issuance of shares of the Company’s common stock in the Company’s initial public offering. The warrants were issued on September 30, 2015. The warrants are exercisable for three years from the date of grant and have an exercise price of $22.50 per share. The warrant derivatives are recorded at fair value as derivative liabilities as reported in other liabilities in the Company’s consolidated balance sheet. The fair market value of the warrants on the commitment date was $1.5 million. The warrants are remeasured at each reporting period with the changes in the fair value presented in other expenses (income), net in the Company’s statement of operations.

At March 31, 2016, the fair market value of the warrants was $0.1 million. At December 31, 2015, the fair market value of the warrants was $0.6 million, resulting in a gain of $0.5 million for the three months ended March 31, 2016.

Note 8. Lease Pass-Through Financing Obligations

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

Under these lease pass-through arrangements, wholly owned subsidiaries of the Company finance the cost of solar energy systems with investors for an initial term of 20 – 25 years. The solar energy systems are subject to Customer Agreements with an initial term not exceeding 20 years. These solar energy systems are reported under the line item Solar energy systems, net in the consolidated balance sheets. As of March 31, 2016 and December 31, 2015, the cost of the solar energy systems placed in service under the lease pass-through arrangements was $484.7 million and $447.4 million, respectively. The accumulated depreciation related to these assets as of March 31, 2016 and December 31, 2015 was $37.7 million and $33.5 million, respectively.

As discussed in Note 6, Indebtedness, in connection with the pooling of assets related to the securitization transaction entered into in July 2015, an aggregate amount of $88.9 million of the lease pass-through financing obligation was repaid.

In September 2015, the Company entered into a new lease pass-through arrangement and in connection with this arrangement, the Company agreed to defer a portion (up to 25%) of the amounts required to be paid upfront under the arrangement through a loan between an indirectly wholly owned subsidiary of the Company and a subsidiary of the investor. The term loan agreement as amended is for an aggregate amount up to $25.0 million. The loan is collateralized by the related cash flows assigned to the investor. There is a legal right to offset the loan if an event of default has occurred.  Therefore, the lease pass-through related to this arrangement is recorded net of the loan. As of March 31, 2016 and December 31, 2015, the loan amount was $24.4 million and $21.8 million, respectively.

Note 9. VIE Arrangements

The Company consolidated various VIEs at March 31, 2016 and December 31, 2015. The carrying amounts and classification of the VIEs’ assets and liabilities included in the consolidated balance sheets are as follows (in thousands):

	March 31, 2016	December 31, 2015
Assets
Current assets
Cash	$94,953	$44,407
Restricted cash	580	757
Accounts receivable, net	14,558	12,965
Prepaid expenses and other current assets	27	66
Total current assets	110,118	58,195
Solar energy systems, net	1,440,936	1,305,420
Total Assets	$1,551,054	$1,363,615

Liabilities
Current liabilities
Accounts payable	$10,857	$11,025
Distribution payable to noncontrolling interests and redeemable noncontrolling interests	7,318	8,063
Accrued expenses and other liabilities	264	175
Deferred revenue, current portion	23,013	21,344
Deferred grants, current portion	7,197	7,198
Long-term non-recourse debt, current portion	1,206	1,159
Total current liabilities	49,855	48,964
Deferred revenue, net of current portion	364,854	353,392
Deferred grants, net of current portion	106,704	108,528
Long-term non-recourse debt, net of current portion	$29,043	$29,580
Total liabilities	$550,456	$540,464

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

The Company holds certain variable interests in nonconsolidated VIEs established as a result of five lease pass-through Fund arrangements as further explained in Note 8, Lease Pass-Through Financing Obligations. The Company does not have material exposure to losses as a result of its involvement with the VIEs in excess of the amount of the financing liability recorded in the Company’s consolidated financial statements. The Company is not considered the primary beneficiary of the VIEs.

Note 10. Redeemable Noncontrolling Interests and Equity

The changes in total stockholders’ equity, redeemable noncontrolling interests and noncontrolling interests were as follows (in thousands):

	Redeemable Noncontrolling Interests	Total Stockholders' Equity	Noncontrolling Interests	Total Equity
Balance - January 1, 2016	$147,139	$554,069	$105,491	$659,560
Exercise of stock options	—	515	—	515
Issuance of restricted stock units, net of tax withholdings	—	(63)	—	(63)
Stock based compensation	—	3,848	—	3,848
Contributions from noncontrolling interests and redeemable noncontrolling interests	19,945	—	134,999	134,999
Distributions to noncontrolling interests and redeemable noncontrolling interests	(2,938)	—	(6,272)	(6,272)
Offering costs in connection with initial public offering	—	(437)	—	—
Net income (loss)	(26,097)	13,134	(64,840)	(51,706)
Other comprehensive loss, net of taxes	—	(5,273)	—	(5,273)
Balance - March 31, 2016	$138,049	$565,793	$169,378	$735,171

The carrying value of redeemable noncontrolling interests at March 31, 2016 and December 31, 2015 was greater than the redemption value, except for two Funds, where the carrying value has been adjusted to the redemption value.

Note 11. Stock-Based Compensation

Stock Options

The following table summarizes the activity for all stock options under all of the Company’s equity incentive plans for the three months ended March 31, 2016 (shares in thousands):

		Weighted	Weighted
		Average	Average
	Options	Exercise Price	Remaining
	Outstanding	Outstanding	Contractual Life
Outstanding at January 1, 2016	12,795	$5.89	7.82
Granted	2,524	5.42
Exercised	(219)	2.35
Cancelled / forfeited	(255)	8.55
Outstanding at March 31, 2016	14,845	$5.82	8.00

Options vested and exercisable at March 31, 2016	6,789	$4.16	6.77

Restricted Stock Units

The following table summarizes the activity for all restricted stock units (“RSUs”) under all of the Company’s equity incentive plans for the three months ended March 31, 2016 (shares in thousands):

		Weighted
		Average Grant
		Date Fair
	Shares	Value
Unvested balance at January 1, 2016	1,506	$10.44
Granted	1,359	5.38
Issued	(78)	9.59
Cancelled / forfeited	(51)	9.41
Unvested balance at March 31, 2016	2,736	$7.95

Employee Stock Purchase Plan

In July 31, 2015, the board of directors approved the 2015 Employee Stock Purchase Plan (“ESPP”). Eligible employees are offered shares bi-annually through two six month offering periods, which begin on the first trading day on or after May 15 and November 15 of each year. The first offering period began on November 16, 2015. Employees may purchase a limited number of shares of the Company’s common stock via regular payroll deductions at a discount of 15% of the lower of the fair market value of the Company’s common stock on the first trading date of each offering period or on the exercise date. Employees may deduct up to 15% of payroll, with a cap of $25,000 of fair market value of shares in any calendar year and 2,000 shares per employee per offering period.

Stock-Based Compensation Expense

The Company recognized stock-based compensation expense, including ESPP expenses, in the consolidated statements of operations as follows (in thousands):

	Three Months Ended March 31,
	2016	2015
Cost of operating leases and incentives	$207	$49
Cost of solar energy systems and product sales	81	77
Sales and marketing	1,618	427
Research and development	97	62
General and administration	1,806	2,605
Total	$3,809	$3,220

Note 12. Income Taxes

The income tax expense for the three months ended March 31, 2016 and 2015 was 0.0%. The differences between the actual consolidated effective income tax rate and the U.S. federal statutory rate were primarily attributable to the allocation of losses on noncontrolling interest and redeemable noncontrolling interests, the prepaid income taxes due to intercompany transactions and other miscellaneous items.

The Company sells solar energy systems to investment Funds. As the investment Funds are consolidated by the Company, the gain on the sale of the assets has been eliminated in the consolidated financial statements.  These transactions are treated as intercompany sales and any tax expense incurred related to these sales is being deferred and amortized over the estimated useful life of the underlying systems which has been estimated to be 30 years. The deferral of the tax expense results in recording of a prepaid tax asset. As of March 31, 2016 and December 31, 2015, the Company recorded long–term prepaid tax assets of $222.6 million and $190.1 million, respectively, net of amortization.

Uncertain Tax Positions

As of March 31, 2016 and December 31, 2015, the Company had $1.5 million of unrecognized tax benefits related to the acquisition of CEE. In addition, there was $0.3 million of interest and penalties for uncertain tax positions as of March 31, 2016 and December 31, 2015. The Company does not have any tax positions for which it is reasonably possible the total amount of gross unrecognized benefits will increase or decrease within the next 12 months. The Company is subject to taxation and files income tax returns in the United States, and various state and local jurisdictions. Due to the Company’s net losses, substantially all of its federal, state and local income tax returns since inception are still subject to audit.

Note 13. Commitments and Contingencies

Letters of Credit

As of March 31, 2016 and December 31, 2015, the Company had $9.2 million and $3.5 million, respectively, of unused letters of credit outstanding, which carry fees ranging from 1.50% - 3.10% and 2.00% - 3.25%, respectively, per annum.

Non-cancellable Operating Leases

The Company leases facilities and equipment under non-cancellable operating leases. Total operating lease expenses were $2.7 million and $1.1 million for the three months ended March 31, 2016 and March 31, 2015, respectively.

Certain operating leases contain rent escalation clauses, which are recorded on a straight-line basis over the initial term of the lease with the difference between the rent paid and the straight-line rent recorded as a deferred rent liability. Lease incentives received from landlords are recorded as deferred rent liabilities and are amortized on a straight-line basis over the lease term as a reduction to rent expense. Deferred rent liabilities were $2.2 million and $1.9 million as of March 31, 2016 and December 31, 2015, respectively.

Capital Lease Obligations

As of March 31, 2016 and December 31, 2015, capital lease obligations were $28.0 million and $24.0 million, respectively. The capital lease obligations bear interest at rates up to 10% per annum.

Purchase Commitments

In January 2015, the Company entered into a purchase commitment with one of its suppliers to purchase $70.0 million of photovoltaic modules over the next 12 months with the first modules delivered in January 2015. In October 2015, the Company amended its commitment to purchase additional photovoltaic modules to be delivered until December 2016, for a total commitment of $146.0 million. In February 2016, the Company amended its commitment to reduce the price for products delivered after April 1, 2016. As of March 31, 2016, the Company had $64.0 million of purchase commitments remaining.

In June 2015, the Company entered into a purchase commitment with one of its suppliers to purchase $32.0 million of photovoltaic modules through December 2016. As of March 31, 2016, the Company had $1.5 million of purchase commitments remaining.

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

ITC Indemnification

The Company is contractually committed to compensate certain investors for any losses that they may suffer in certain limited circumstances resulting from reductions in ITCs. Generally, such obligations would arise as a result of reductions to the value of the underlying solar energy systems as assessed by the Internal Revenue Service (the “IRS”). At each balance sheet date, the Company assesses and recognizes, when applicable, the potential exposure from this obligation based on all the information available at that time, including any audits undertaken by the IRS. The Company believes that any payments to the investors in excess of the amount already recognized by the Company for this obligation are not probable based on the facts known at the reporting date. The maximum potential future payments that the Company could have to make under this obligation would depend on the difference between the fair values of the solar energy systems sold or transferred to the Funds as determined by the Company and the values the IRS would determine as the fair value for the systems for purposes of claiming ITCs. ITCs are claimed based on the statutory regulations from the IRS. The Company uses fair values determined with the assistance of an independent third-party appraisal as the basis for determining the ITCs that are passed-through to and claimed by the Fund investors. Since the Company cannot determine how the IRS will evaluate system values used in claiming ITCs, the Company is unable to reliably estimate the maximum potential future payments that it could have to make under this obligation as of each balance sheet date.

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

On April 13, 2016, a purported shareholder class action captioned Pytel v. Sunrun Inc., et al., Case No. CIV 538215, was filed in the Superior Court of California, County of San Mateo, against the Company, certain of the Company’s directors and officers, the underwriters of the Company’s initial public offering and certain other defendants. The complaint generally alleges that the defendants violated Sections 11, 12, and 15 of the Securities Act of 1933 by making false or misleading statements in connection with an August 5, 2015 initial public offering regarding the continuation of net metering programs. The plaintiff seeks to represent a class of persons who acquired the Company’s common stock pursuant or traceable to the initial public offering. Plaintiff seeks compensatory damages, including interest, rescission or rescissory damages, an award of reasonable costs and attorneys’ fees, and any equitable or injunctive relief deemed appropriate by the court. On April 21, 2016, a purported shareholder class action captioned Mancy v. Sunrun Inc., et al., Case No. CIV 538303, was filed in the Superior Court of California, County of San Mateo. On April 22, 2016, a purported shareholder class action captioned Brown et al. v. Sunrun Inc., et al., Case No. CIV 538311, was filed in the Superior Court of California, County of San Mateo. On April 29, 2016, a purported shareholder class action captioned Baker et al. v. Sunrun Inc., et al., Case No. CIV 538419, was filed in the Superior Court of California, County of San Mateo. The Mancy, Brown, and Baker complaints are substantially similar to the Pytel complaint, and seek similar relief against similar defendants on behalf of the same purported class.

On April 21, 2016, a purported shareholder class action captioned Cohen, et al. v. Sunrun Inc., et al., Case No. CIV 538304, was filed in the Superior Court of California, County of San Mateo, against the Company, certain of the Company’s directors and officers, and the underwriters of the Company’s initial public offering. The complaint generally alleges that the defendants violated Sections 11, 12, and 15 of the Securities Act of 1933 by making false or misleading statements in connection with an August 5, 2015 initial public offering regarding the Company’s business practices and its dependence on complex financial instruments. The Cohen plaintiffs seek to represent the same class and seek similar relief as the plaintiffs in the Pytel, Mancy, Brown, and Baker actions.

The Company intends to defend itself vigorously against these complaints. The Company is not able to estimate the ultimate outcome or a range of possible loss at this time.

In July 2012, the Department of Treasury and the Department of Justice (together, the “Government”) opened a civil investigation into the participation by residential solar developers in the Section 1603 grant program. The Government served subpoenas on several developers, including Sunrun, along with their investors and valuation firms. The focus of the investigation is the claimed fair market value of the solar systems the developers submitted to the Government in their grant applications. The Company has cooperated fully with the Government and plans to continue to do so. No claims have been brought against the Company. The Company is not able to estimate the ultimate outcome or a range of possible loss at this point.

Note 14. Net Income (Loss) Per Share

The computation of the Company’s basic and diluted net loss per share are as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2016	2015
Numerator:
Net income (loss) attributable to common stockholders	$13,134	$(17,995)
Denominator:
Weighted average shares used to compute net income (loss) per share attributable to common stockholders, basic	101,273	24,427
Weighted average effect of potentially dilutive shares to purchase common stock	2,946	—
Weighted average shares used to compute net income (loss) per share attributable to common stockholders, diluted	104,219	24,427
Net income (loss) per share attributable to common stockholders
Basic	$0.13	$(0.74)
Diluted	$0.13	$(0.74)

The following shares were excluded from the computation of diluted net income (loss) per share as the impact of including those shares would be anti-dilutive:

	Three Months Ended March 31,
	2016	2015
Preferred stock	—	54,841
Warrants	1,251	—
Outstanding stock options	8,460	10,610
Unvested restricted stock units	1,944	—
Total	11,655	65,451

Note 15. Related Party Transactions

An individual who serves as one of the Company’s directors has direct and indirect ownership interests in Enphase Energy, Inc. (“Enphase”). For the three months ended March 31, 2016 and 2015, the Company recorded $13.0 million and $2.4 million, respectively, in purchases from Enphase and had outstanding payables to Enphase of $6.2 million and $0.7 million as of March 31, 2016 and December 31, 2015, respectively.

Note 16. Subsequent Events

In May 2016, certain subsidiaries of the Company entered into amendments with respect to secured credit facilities agreements, including an Aggregate Facility and Term Loan previously entered into in January 2016. These amendments increased the aggregate commitments under these facilities to $340.0 million. No other material amendments were entered into in respect of these facilities.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion in this Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which statements involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:

•	our ability to finance solar energy systems through financing arrangements with fund or other investors;
•	our ability and intent to establish new investment funds;
•	our dependence on the availability of rebates, tax credits and other financial incentives;
•	determinations by the Internal Revenue Service or the U.S. Treasury Department of the fair market value of our solar energy systems;
•	the retail price of utility-generated electricity or electricity from other energy sources;
•	regulatory and policy development and changes;
•	our ability to maintain an adequate rate of revenue growth;
•	the sufficiency of our cash, investment fund commitments and available borrowings to meet our anticipated cash needs;
•	our need to raise capital and finance our operations from new and existing investors;
•	the potential impact of interest rates on our interest expense;
•	our business plan and our ability to effectively manage our growth;
•	our ability to further penetrate existing markets, expand into new markets and our expectations regarding market growth;
•	our expectations concerning relationships with third parties, including the attraction and retention of qualified channel partners;
•	the impact of seasonality on our business;
•	our investment in research and development; and
•	the calculation of certain of our key financial and operating metrics and accounting policies.

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

We offer our solar service offerings both directly to the homeowner and through our solar partners, which include sales and installation partners, and strategic partners, which include retail partners. In addition, we sell solar energy systems directly to customers for cash. We also sell solar energy panels and other products to resellers. As of March 31, 2016, we offered our solar service offerings to customers in 15 states, plus the District of Columbia, and sold solar energy panels and other products to resellers throughout the United States. The majority of our cumulative systems deployed are in California.

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

Our ability to offer Customer Agreements depends in part on our ability to finance the purchase and installation of the solar energy systems by monetizing the resulting customer cash flows and related investment tax credits (“ITCs”), accelerated tax depreciation and other incentives from governments and local utilities. We monetize these incentives under tax equity investment funds which are generally structured as non-recourse project financings. From inception to May 10, 2016, we have established 25 investment funds, which represent financing for an estimated $4.2 billion in value of solar energy systems on a cumulative basis. We intend to establish additional investment funds and may also use debt, equity and other financing strategies to fund our growth.

Recent Developments

In January 2016, certain of our subsidiaries entered into secured credit facilities with a syndicate of banks for up to $250.0 million in committed facilities. The facilities include a $220.0 million aggregate facility (“Aggregate Facility”), $23.0 million term loan (“Term Loan”) and a $7.0 million letter of credit facility. The Aggregate Facility and letter of credit bear an interest rate of LIBOR + 2.5% for the initial three-year revolving availability period, stepping up to LIBOR + 2.75% in the following two-year period. The Term Loan bears an interest rate of LIBOR + 5.0% (with a LIBOR floor of 1.0%) in the first three years, stepping up to LIBOR plus 6.5% in the following two-year period. The principal and accrued interest on any outstanding loans mature on December 31, 2020.

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

In May 2016, certain of our subsidiaries entered into amendments with respect to secured credit facilities agreements, including an Aggregate Facility and Term Loan previously entered into in January 2016. These amendments increased the aggregate commitments under these facilities to $340.0 million. No other material amendments were entered into in respect of these facilities.

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

From inception to May 10, 2016, we have formed 25 investment funds. Of these 25 funds, 20 are currently active and are described below. We have established different types of investment funds to implement our asset monetization strategy. Depending on the nature of the investment fund, cash may be contributed to the investment fund by the investor upfront or in stages based on milestones associated with the design, construction or interconnection status of the solar energy systems. The cash contributed by the fund investor is used by the investment fund to purchase solar energy systems. The investment funds either own or enter into a master lease with a Sunrun subsidiary for the solar energy systems, Customer Agreements and associated incentives. We receive on-going cash distributions from the investment funds representing a portion of the monthly customer payments received. We use the upfront cash, as well as on-going distributions to cover our costs associated with purchasing and installing the solar energy systems. In addition, we also use debt, equity and other financing strategies to fund our operations. The allocation of the economic benefits between us and the fund investor and the corresponding accounting treatment varies depending on the structure of the investment fund.

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

For further information regarding our investment funds, including the associated risks, see “Risk Factors—Our ability to provide our solar service offerings to homeowners on an economically viable basis depends in part on our ability to finance these systems with fund investors who seek particular tax and other benefits” and Note 9 to our consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

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

	For the Three Months Ended March 31,
	2016	2015
MW booked (during the period)	56.2 (1)	38.4
MW deployed (during the period)	59.9	36.6

(1)	Excludes 12.8 MW due to Nevada exit

	As of March 31,
	2016	2015
Cumulative megawatts deployed (end of period)	656.2	430.1

	As of March 31,
	2016	2015
	(in thousands, except per watt values)
Estimated nominal contracted payments remaining	$2,632,631	$1,713,031

Estimated retained value under energy contract	1,114,907	710,543
Estimated retained value of purchase or renewal	518,486	376,885
Estimated retained value	$1,633,393	$1,087,428

Estimated retained value per watt	$2.36	$2.41

Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting policies and estimates during the three months ended March 31, 2016 from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the SEC pursuant to the Exchange Act.

Results of Operations

The results of operations presented below should be reviewed in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q.

	Three Months Ended March 31,
	2016	2015
Revenue:	(in thousands, except per share data)
Operating leases and incentives	$34,540	$22,308
Solar energy systems and product sales	64,203	27,369
Total revenue	98,743	49,677
Operating expenses:
Cost of operating leases and incentives	38,100	21,377
Cost of solar energy systems and product sales	57,512	25,330
Sales and marketing	43,188	24,926
Research and development	2,463	2,287
General and administrative	23,248	20,306
Amortization of intangible assets	1,052	542
Total operating expenses	165,563	94,768
Loss from operations	(66,820)	(45,091)
Interest expense, net	11,515	7,130
Other expenses (income), net	(532)	299
Loss before income taxes	(77,803)	(52,520)
Income tax benefit	-	-
Net loss	(77,803)	(52,520)
Net loss attributable to noncontrolling interests and redeemable noncontrolling interests	(90,937)	(34,525)
Net income (loss) attributable to common stockholders	$13,134	$(17,995)

Net income (loss) per share attributable to common stockholders
Basic	$0.13	$(0.74)
Diluted	$0.13	$(0.74)
Weighted average shares used to compute net income (loss) per share attributable to common stockholders
Basic	101,273	24,427
Diluted	104,219	24,427

Comparison of the Three Months Ended March 31, 2016 and 2015

Revenue

	Three Months Ended March 31,		Change
	2016	2015	$	%
	(in thousands)
Operating leases	$25,327	$17,132	$8,195	48%
Incentives	9,213	5,176	4,037	78%
Operating leases and incentives	34,540	22,308	12,232	55%
Solar energy systems	30,192	5,806	24,386	420%
Products	34,011	21,563	12,448	58%
Solar energy systems and product sales	64,203	27,369	36,834	135%
Total revenue	$98,743	$49,677	$49,066	99%

Operating Leases and Incentives. Operating lease revenue increased by $8.2 million related to an increase in solar assets under Customer Agreements being placed in service in the period from April 1, 2015 through March 31, 2016 and due to a full quarter of revenue recognized in 2016 for systems placed in service in the first quarter of 2015 versus only a portion recognized in 2015. Revenue from incentives increased by $4.0 million primarily due to an increase in ITC revenue, which relates to solar systems in lease pass-through funds being placed in service in the prior year as we recognize revenue from the monetization of these ITCs annually over five years on each anniversary of a solar energy system’s permission-to-operate date.

Solar Energy Systems and Product Sales. Revenue from solar energy systems sales increased by $24.4 million compared to the prior year period due to higher sales volume in our retail channel. Product sales increased by $12.4 million compared to the prior period due to increased volume of solar-related products revenue due primarily to growth from sales to our channel partners and due to our acquisition of Clean Energy Experts, LLC (“CEE”) in April 2015.

Operating Expenses

	Three Months Ended March 31,		Change
	2016	2015	$	%
	(in thousands)
Cost of operating lease and incentives	$38,100	$21,377	$16,723	78%
Cost of solar energy systems and product sales	57,512	25,330	32,182	127%
Sales and marketing	43,188	24,926	18,262	73%
Research and development	2,463	2,287	176	8%
General and administrative expense	23,248	20,306	2,942	14%
Amortization of intangible assets	1,052	542	510	94%
Total operating expenses	$165,563	$94,768	$70,795	75%

Cost of Operating Leases and Incentives. The $16.7 million increase in cost of operating leases and incentives was primarily due to the increase in solar energy systems placed in service in the period from April 1, 2015 through March 31, 2016, plus a full quarter of expenses recognized for systems placed in service in the first quarter of 2015 versus only a portion recognized in 2015. This resulted in an increase in depreciation and amortization of solar energy system equipment costs and initial direct costs, as well as non-capitalizable costs associated with building and maintaining solar energy systems subject to Customer Agreements. In addition, we incurred $1.7 million in severance-related expenses and cancellation expenses related to the exit of our Nevada operations during the first quarter of 2016.

Cost of Solar Energy Systems and Product Sales. The $32.2 million increase in cost of solar energy systems and product sales represents an increase in the direct and indirect material and personnel costs of solar energy systems sold directly to customers as well as solar panels, inverters and other solar-related products sold to resellers, including the costs associated with the customer lead sales for CEE. In addition, we incurred $0.3 million in severance-related expenses and cancellation expenses related to the exit of our Nevada operations during the first quarter of 2016.

Sales and Marketing Expense. The $18.3 million increase in sales and marketing expense was attributable to the expansion of our direct-to-consumer channel as well as our continued efforts to grow our business including entering new markets, increasing hiring of sales and marketing personnel and internal lead generation costs. In addition, we incurred $1.6 million related to a write-off of initial direct costs related to canceled deals and severance-related expenses in connection with the exit of our Nevada operations.

Research and Development. The $0.2 million increase in research and development expenses primarily resulted from an increase in expenses related to the ongoing development of our lead generation platform.

General and Administrative Expense. The $2.9 million increase in general and administrative expenses primarily relates to hiring of personnel to support the growth of our business.

Amortization of Intangible Assets. The $0.5 million increase in amortization expense resulted from the amortization of intangible assets acquired from the CEE acquisition in April 2015.

Non-Operating Expenses

	Three Months Ended March 31,		Change
	2016	2015	$	%
	(in thousands)
Interest expense, net	$11,515	$7,130	$4,385	62%
Other expenses (income), net	(532)	299	(831)	(278)%
Total interest and other expenses, net	$10,983	$7,429	$3,554	48%

Interest Expense, net. The increase in interest expense, net of $4.4 million was related to additional borrowings entered into in late 2015 and in the three months ended March 31, 2016.

Other Expenses (income), net. The decrease in other expenses (income), net of $0.8 million primarily relates to the change in fair value of warrant derivatives which were issued to former Series D and E preferred stockholders as an inducement to convert their shares of convertible preferred stock into shares of common stock immediately prior to the closing of our initial public offering.

Income Tax Benefit

	Three Months Ended March 31,		Change
	2016	2015	$	%
	(in thousands)
Income tax benefit	$—	$—	$—	(N/A)

The tax expense at the statutory rate of 34.0% for the three months ended March 31, 2016 was reduced by the allocation of the losses to noncontrolling interests and redeemable noncontrolling interests of 39.5%, by other miscellaneous items of 3.8% and increased by the tax impact of intercompany transactions of 9.3%. The statutory rate tax of 34.0% for the three months ended March 31, 2015 was reduced by the allocation of losses to noncontrolling interests and redeemable noncontrolling interests of 21.9%, by the tax impact of intercompany transactions of 8.7% and by other miscellaneous items of 3.4% (as there were no individual items greater than 2%).

Net Loss Attributable to Noncontrolling Interests and Redeemable Noncontrolling Interests

	Three Months Ended March 31,		Change
	2016	2015	$	%
	(in thousands)
Net loss attributable to noncontrolling interests and redeemable noncontrolling interests	$(90,937)	$(34,525)	$(56,412)	163%

The increase in net loss attributable to noncontrolling interests and redeemable noncontrolling interests was primarily a result of the addition of three investment funds since March 31, 2015, as well as the HLBV method used in determining the amount of net loss attributable to noncontrolling interests and redeemable noncontrolling interests, which generally allocates more loss to the noncontrolling interest in the first several years after fund formation.

Liquidity and Capital Resources

As of March 31, 2016, we had cash of $208.3 million, which consisted of cash held in checking and savings accounts with financial institutions. We finance our operations mainly through a variety of financing fund arrangements that we have formed with fund investors, borrowings, cash generated from our operations and more recently, we entered into secured credit facilities agreements with a syndicate of banks for up to $250.0 million in committed facilities and a $24.5 million secured, non-recourse loan arrangement. Our principal uses of cash are funding our business, including the costs of acquisition and installation of solar energy systems, satisfaction of our obligations under our debt instruments and other working capital requirements. Our business model requires substantial outside financing arrangements to grow the business and facilitate the deployment of additional solar energy systems. The solar energy systems that are operational are expected to generate a positive return rate over the term of the Customer Agreement, typically 20 years. However, in order to grow, we are dependent on financing from outside parties. If financing is not available to us on acceptable terms if and when needed, we may be required to reduce planned spending, which could have a material adverse effect on our operations. While there can be no assurances, we anticipate raising additional required capital from new and existing investors. We believe our cash, investment fund commitments and available borrowings as further described below will be sufficient to meet our anticipated cash needs for at least the next 12 months. The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Consolidated cash flow data:
Net cash used in operating activities	$(77,395)	$(2,316)
Net cash used in investing activities	(169,652)	(133,238)
Net cash provided by financing activities	251,496	88,873
	$4,449	$(46,681)

Operating Activities

During the three months ended March 31, 2016, we used $77.4 million in net cash in operating activities. The primary driver of our operating cash inflow consists of payments received from customers. During the three months ended March 31, 2016, we had an increase in deferred revenue of approximately $5.6 million relating to upfront lease payments received from customers and solar energy system incentive rebate payments received from various state and local utilities. This increase was offset by our operating cash outflows of $48.5 million from our net loss excluding non-cash and non-operating items. Changes in inventory resulted in a cash outflow of $23.3 million. Changes in working capital, other than deferred revenue and inventory, resulted in an outflow of cash of $11.2 million.

During the three months ended March 31, 2015, we had an increase in deferred revenue of approximately $12.3 million relating to upfront lease payments received from customers and solar energy system incentive rebate payments received from various state and local utilities. This increase was offset by our operating cash outflows of $32.2 million from our net loss excluding non-cash and non-operating items. Changes in working capital, other than deferred revenue, resulted in an inflow of cash of $17.6 million.

Investing Activities

During the three months ended March 31, 2016, we used $169.7 million in cash in investing activities. Of this amount, we used $164.7 million to acquire and install solar energy systems and components under our long-term Customer Agreements. We used $5.0 million for the acquisition of office equipment, leasehold improvements and furniture.

During the three months ended March 31, 2015, we used $133.2 million in cash in investing activities. Of this amount, we used $131.3 million to acquire and install solar energy systems and components under our long-term customer agreements. We also used $1.9 million for the acquisition of office equipment, leasehold improvements and furniture.

Financing Activities

During the three months ended March 31, 2016, we generated $251.5 million from financing activities. This was primarily driven by $154.7 million in net proceeds from fund investors, $88.8 million in proceeds from debt issuances, net of debt issuance costs and repayments, including repayment of asset-backed notes, and $9.2 million from state grants, net of recapture.

During the three months ended March 31, 2015, we generated $88.9 million from financing activities. During the quarter, we received $87.0 million in net proceeds from fund investors and $5.2 million from state grants, net of recapture.

Debt and Financing Fund Commitments

Debt Instruments

For a discussion of the terms and conditions of debt instruments and changes thereof in the period, refer to Note 6, Indebtedness, to our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Investment Fund Commitments

As of March 31, 2016, we had undrawn committed capital of approximately $185.3 million which may only be used to purchase and install solar energy systems. We intend to establish new investment funds in the future, and we may also use debt, equity or other financing strategies to finance our business.

Contractual Obligations and Other Commitments

During the three months ended March 31, 2016, there were no significant changes to our estimates of future payments under our fixed contractual obligations and commitments other than the $250.0 million secured credit facilities that we entered into in January 2016 and a $24.5 million secured, non-recourse loan we entered into in March 2016, both as described in Recent Developments within the Management’s Discussion and Analysis of Financial Condition and Results of Operations above.

Off-Balance Sheet Arrangements

We include in our consolidated financial statements all assets and liabilities and results of operations of investment fund arrangements that we have entered into. We do not have any off-balance sheet arrangements.

Recent Accounting Pronouncements

See Note 2, Summary of Significant Accounting Policies, to our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to certain market risks in the ordinary course of our business. Our primary exposure includes changes in interest rates because certain borrowings bear interest at floating rates based on LIBOR plus a specified margin. We sometimes manage our interest rate exposure on floating-rate debt by entering into derivative instruments to hedge all or a portion of our interest rate exposure in certain debt facilities. We do not enter into any derivative instruments for trading or speculative purposes. Changes in economic conditions could result in higher interest rates, thereby increasing our interest expense and operating expenses and reducing funds available for capital investments, operations and other purposes. A hypothetical 10% increase in our interest rates on our variable rate debt facilities would have increased our interest expense by $0.2 million and $0.2 million for the three months ended March 31, 2016 and 2015, respectively.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our “disclosure controls and procedures” as of the end of the period covered by this Quarterly Report on Form 10-Q, pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act.

In connection with that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective and designed to provide reasonable assurance that the information required to be disclosed is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms as of March 31, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. We recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

On April 13, 2016, a purported shareholder class action captioned Pytel v. Sunrun Inc., et al., Case No. CIV 538215, was filed in the Superior Court of California, County of San Mateo, against us, certain of our directors and officers, the underwriters of our initial public offering and certain other defendants. The complaint generally alleges that the defendants violated Sections 11, 12, and 15 of the Securities Act of 1933 by making false or misleading statements in connection with an August 5, 2015 initial public offering regarding the continuation of net metering programs. The plaintiff seeks to represent a class of persons who acquired our common stock pursuant or traceable to the initial public offering. Plaintiff seeks compensatory damages, including interest, rescission or rescissory damages, an award of reasonable costs and attorneys’ fees, and any equitable or injunctive relief deemed appropriate by the court. On April 21, 2016, a purported shareholder class action captioned Mancy v. Sunrun Inc., et al., Case No. CIV 538303, was filed in the Superior Court of California, County of San Mateo. On April 22, 2016, a purported shareholder class action captioned Brown et al. v. Sunrun Inc., et al., Case No. CIV 538311, was filed in the Superior Court of California, County of San Mateo. On April 29, 2016, a purported shareholder class action captioned Baker et al. v. Sunrun Inc., et al., Case No. CIV 538419, was filed in the Superior Court of California, County of San Mateo. The Mancy, Brown, and Baker complaints are substantially similar to the Pytel complaint, and seek similar relief against similar defendants on behalf of the same purported class.

On April 21, 2016, a purported shareholder class action captioned Cohen, et al. v. Sunrun Inc., et al., Case No. CIV 538304, was filed in the Superior Court of California, County of San Mateo, against us, certain of our directors and officers and the underwriters of our initial public offering. The complaint generally alleges that the defendants violated Sections 11, 12, and 15 of the Securities Act of 1933 by making false or misleading statements in connection with an August 5, 2015 initial public offering regarding our business practices and our dependence on complex financial instruments. The Cohen plaintiffs seek to represent the same class and seek similar relief as the plaintiffs in the Pytel, Mancy, Brown, and Baker actions.

We intend to defend ourselves vigorously against these complaints. We are not able to estimate the ultimate outcome or a range of possible loss at this time.

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

The federal government currently offers a 30% ITC (the “Commercial ITC”) under Section 48(a) of the Internal Revenue Code of 1986, as amended (the “Code”), for the installation of certain solar power facilities prior to December 31, 2016, for taxpayers using solar property in a trade or business. The Commercial ITC was set to step down to 10% at the end of 2016. In December 2015, Congress passed legislation extending the Commercial ITC for an additional five years with a ramp down from 30% to 26% in 2020 and 22% in 2021. Current law states that the Commercial ITC will remain at 10% permanently after 2021. Potential investors must remain satisfied that the funding structures that we offer will make the tax benefits associated with solar energy systems available to these investors, which depends both on the investors’ assessment of the tax law and the absence of any unfavorable interpretations of that law. Adverse changes in existing law or interpretations of existing law by the Internal Revenue Service (the “IRS”) and the courts could reduce the willingness of investors to invest in funds associated with these solar energy systems. Accordingly, we cannot assure you that this type of financing will continue to be available to us. New investment fund structures or other financing mechanisms may also become available, and if we are unable to take advantage of these fund structures and financing mechanisms, we may be at a competitive disadvantage. If, for any reason, we were unable to finance our solar service offerings through tax-advantaged structures or if we were unable to realize or monetize Commercial ITCs or other tax benefits, we may no longer be able to provide our solar service offerings to new homeowners on an economically viable basis, which would have a material adverse effect on our business, financial condition and results of operations.

We have historically benefited from declining costs in our industry, and our business and financial results may be harmed as a result of increases in costs associated with our solar service offerings. If we do not reduce our cost structure in the future, our ability to become profitable may be impaired.

Declining costs related to raw materials, manufacturing and the sale and installation of our solar service offerings has been a key driver in the pricing of our solar service offerings and, more broadly, homeowner adoption of solar energy. While historically the prices of solar panels and raw materials have declined, the cost of solar panels and raw materials could increase in the future due to a variety of factors, including trade barriers, export regulations, regulatory or contractual limitations, industry market requirements and changes in technology and industry standards. Any such increases could slow our growth and cause our financial results and operational metrics to suffer. For example, in the past, we and our solar partners purchased a significant portion of the solar panels used in our solar service offerings from manufacturers based in China or such panels have contained components from China. The U.S. government has imposed antidumping and countervailing duties on solar cells manufactured in China. In addition, we may face other increases in our operating expenses, including increases in wages or other labor costs, as well as marketing, sales or branding related costs. In addition, we invested heavily in building our direct-to-consumer capabilities in 2014 and 2015 after our acquisition of the residential sales and installation business of Mainstream Energy Corporation, as well as its fulfillment business, AEE Solar, and its racking business, SnapNrack, which we refer to collectively as MEC. These investments included significantly increasing our installation capacity through the opening of new branches, increasing our hiring in construction and in associated management personnel, and increasing brand and sales and marketing expenses.

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

Utilities, their trade associations, and fossil fuel interests in the country, each of which has significantly greater economic and political resources than the residential solar industry, are currently challenging solar-related policies to reduce the competitiveness of residential solar energy. Any adverse changes in solar-related policies could have a negative impact on our business and prospects. For example, we recently ceased operations in Nevada as a result of the elimination of net metering and are engaged in a lawsuit challenging that decision.

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

Utilities could also offer other value-added products or services that could help them compete with us even if the cost of electricity they offer is higher than ours. In addition, a majority of utilities’ sources of electricity are non-solar, which may allow utilities to sell electricity more cheaply than us. In addition, regulated utilities are increasingly seeking approval to ‘rate-base’ their own residential solar businesses. Rate-basing means that utilities would receive guaranteed rates of return for their solar businesses. This is already commonplace for utility scale solar projects and commercial solar projects. While few utilities to date have received regulatory permission to rate base residential solar, our competitiveness would be significantly harmed should more utilities receive such permission because we do not receive guaranteed profits for our solar service offerings.

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

All states regulate investor-owned utility retail electricity pricing. In addition, there are numerous publicly owned utilities and electric cooperatives that establish their own retail electricity pricing through some form of regulation or internal process. These regulations and policies could deter potential homeowners from purchasing our solar service offerings. For example, utilities in states including Colorado, Arizona and New Hampshire are seeking rate design changes to “unbundle” rates. This form of “unbundling” can include changing rates to charge lower volume-based rates – the rates charged for kilowatt hours of electricity purchased by a residential customer – raising unavoidable fixed charges that a homeowner is subject to when they purchase solar energy from third parties, and levying charges on homeowners based on their point of maximum demand during a month (“demand charge”). These forms of rate design would adversely impact our business by reducing the value of the electricity our solar energy systems produce and reducing the savings homeowners receive by purchasing our solar service offerings. These proposals could continue in other market states. In addition to changes in general rates charged to all residential customers, utilities are increasingly seeking solar-specific charges (which may be fixed charges, capacity-based charges, or other rate changes). Any of these changes could materially reduce the demand for our products and could limit the number of markets in which our products are competitive with electricity provided by the utilities.

We rely on net metering and related policies to offer competitive pricing to homeowners in all of our current markets, and changes to net metering policies may significantly reduce demand for electricity from our solar service offerings.

As of March 31, 2016, a substantial majority of states have adopted net metering policies. Net metering policies provide homeowners with a one-for-one full retail credit within a monthly billing period for electricity that the solar energy system exports to the electric grid. At the end of the monthly billing period, if the homeowner has generated excess electricity within that month, the homeowner typically carries forward a credit for any excess electricity to be offset against future utility purchases. At the end of an annual billing period or calendar year, utilities either continue to carry forward a credit, or reconcile the homeowner’s final annual or calendar year bill using different rates (including zero credit) for the exported electricity.

Utilities, their trade associations, and fossil fuel interests in the country are currently challenging net metering policies, and seeking to either eliminate it, cap it, or impose charges on homeowners that have adopted net metering. For example, the Hawaii Public Utilities Commission issued an Order that eliminates net metering for all new customers. In its place, the Commission created an interim tariff that sets a reduced rate for the credit customers receive when they export power, and generally sets a path where all future solar systems will no longer be able to export power to the broader electrical grid. All existing net metering customers and customers who submitted net metering applications before October 12, 2015 are grandfathered indefinitely under the old rules. We will continue to build and service these systems.

Some states set limits on the total percentage of a utility’s customers that can adopt net metering. For example, New Hampshire, South Carolina and New Jersey have net metering caps. New York currently has no cap but that policy could be subject to change in the future, and other states we serve now or in the future may adopt net metering caps. If the net metering caps in these jurisdictions are reached without an extension of net metering policies, homeowners in the future will not have access to the economic value proposition net metering allows. For example, New Hampshire will soon commence a regulatory proceeding to study net metering and determine whether the policy should continue as is once the state’s newly-extended 100 MW cap is hit. If changes to net metering policies occur without grandfathering to existing homeowners, as occurred recently in Nevada, those existing homeowners could be negatively impacted, which could create a default risk from those homeowners. Our ability to sell our solar service offerings may be adversely impacted by the failure to extend existing limits to net metering. The failure to adopt a net metering policy where it currently is not in place would pose a barrier to entry in those states. Additionally, the imposition of charges that only or disproportionately impact homeowners that utilize net metering, or the introduction of rate designs such as the “unbundled” rates mentioned above, would adversely impact our business.

Our business currently depends on the availability of utility rebates, tax credits and other financial incentives in addition to other tax benefits. The expiration, elimination or reduction of these rebates and incentives could adversely impact our business.

U.S. federal, state and local governmental bodies provide incentives to owners, distributors, installers and manufacturers of solar energy systems to promote solar energy. These incentives include the ITC, as discussed above, as well as other tax credits, rebates and other financial incentives, such as system performance payments and payments for solar renewable energy credits (“SRECs”) associated with solar energy generation. Some markets, such as New Jersey and Massachusetts, currently utilize SRECs. SRECs can be volatile and could decrease over time as the supply of SREC-producing solar energy systems installed in a particular market increases. We rely on the incentives listed above to lower our cost of capital and to incent investors to invest in our funds, all of which enables us to lower the price we charge homeowners for our solar service offerings. However, these incentives may expire on a particular date (as discussed above with respect to the ITC), end when the allocated funding is exhausted, or be reduced, terminated or repealed without notice. The financial value of certain incentives may also decrease over time.

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

Many of our customer agreements are third-party ownership arrangements. Sales of electricity by third parties face regulatory challenges in some states and jurisdictions. These challenges pertain to issues such as whether third party-owned systems qualify for the same levels of rebates or other non-tax incentives available for homeowner-owned solar energy systems, whether third-party-owned systems are eligible at all for these incentives, and whether third-party-owned systems are eligible for net metering and the associated significant cost savings. Reductions in, or eliminations of, the current treatment of third-party arrangements could reduce demand for our solar service offerings, adversely impact our access to capital and cause us to increase the price we charge homeowners for energy.

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

Interconnection regulations are based on claims from utilities regarding the amount of solar electricity that can be connected to the grid without causing grid reliability issues or requiring significant grid upgrades. Although recent rulings from the Hawaii Public Utilities Commission have helped resolve some problems, interconnection limits or circuit-level caps have slowed the pace of our installations in Hawaii. Similar interconnection limits could slow our installations in other markets, harming our growth rate and customer satisfaction scores.

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

We have incurred net losses in the past, and we had an accumulated deficit of $74.1 million as of March 31, 2016. We will continue to incur net losses as we increase our spending to finance the expansion of our operations, expand our installation, engineering, administrative, sales and marketing staffs, increase spending on our brand awareness and other sales and marketing initiatives, and implement internal systems and infrastructure to support our growth. We do not know whether our revenue will grow rapidly enough to absorb these costs and our limited operating history makes it difficult to assess the extent of these expenses or their impact on our results of operations. Our ability to achieve profitability depends on a number of factors, including but not limited to:

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

In the past, we have experienced seasonal fluctuations in sales and installations, particularly in the fourth quarter. This has been the result of decreased sales through the holiday season and weather-related installation delays. In addition, energy production is greater in the second and third quarters of the year, causing variability in operating lease revenues throughout the year. Our incentives revenue is also highly variable due to associated revenue recognition rules, as discussed in greater detail in our Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the SEC pursuant to the Exchange Act. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Seasonal and other factors may also contribute to variability in our sales of solar energy systems and product sales. For these or other reasons, the results of any prior quarterly or annual periods should not be relied upon as indications of our future performance. In addition, our actual revenue or key operating metrics in future quarters may fall short of the expectations of investors and financial analysts, which could have a material adverse effect on the trading price of our common stock.

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

In addition, our current and planned operations, personnel, systems and procedures might be inadequate to support our future growth and may require us to make additional unanticipated investment in our infrastructure, including additional costs for the expansion of our employee base and our solar partners as well as marketing and branding costs. For example, our headcount has grown to approximately 3,500 as of March 31, 2016. Our success and ability to further scale our business will depend, in part, on our ability to manage these changes in a cost-effective and efficient manner. If we cannot manage our growth, we may be unable to take advantage of market opportunities, execute our business strategies or respond to competitive pressures. This could also result in declines in quality or homeowner satisfaction, increased costs, difficulties in introducing new solar service offerings or other operational difficulties. Any failure to effectively manage growth could adversely impact our business and reputation.

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

As of March 31, 2016, the majority of our customers were in California. Accordingly, our business and results of operations are particularly susceptible to adverse economic, regulatory, political, weather and other conditions in this market and in other markets that may become similarly concentrated, in particular the east coast, where we anticipate significant growth in 2016. In addition, our corporate and sales headquarters are located in San Francisco, California, an area that is at a heightened risk of earthquakes. We may not have adequate insurance, including business interruption insurance, to compensate us for losses that may occur from any such significant events, including damage to our solar energy systems. A significant natural disaster, such as an earthquake, could have a material adverse impact on our business, results of operations and financial condition. In addition, acts of terrorism or malicious computer viruses could cause disruptions in our or our solar partners’ businesses or the economy as a whole. To the extent that these disruptions result in delays or cancellations of installations or the deployment of our solar service offerings, our business, results of operations and financial condition would be adversely affected.

Loan financing developments could adversely impact our business.

The third-party ownership structure, which we bring to market through our solar service offerings, continues to be the predominant form of system ownership in the residential solar market in many states. However, there is a possibility of a shift from this trend to an outright purchase of the system by the homeowner (i.e., a homeowner purchases the solar energy system outright instead of leasing the system from us and paying us for the solar power produced by those systems for a 20-year initial term) with the development of loan financing products. Increases in third-party loan financing products or outright purchases could result in the demand for long-term customer agreements to decline, which would require us to shift our product focus to respond to the market trend and could have an adverse effect on our business. In 2014, 2015 and 2016, the majority of our customers chose our solar service offerings as opposed to buying a solar energy system outright. Our financial model is impacted by the volume of homeowners who choose our solar service offerings, and an increase in the number of customers who choose to purchase solar energy systems (whether for cash or through third-party financing) may harm our business and financial results.

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

We and our solar partners purchase solar panels, inverters and other system components and batteries from a limited number of suppliers, making us susceptible to quality issues, shortages and price changes. If we or our solar partners fail to develop, maintain and expand our relationships with these or other suppliers, we may be unable to adequately meet anticipated demand for our solar service offerings, or we may only be able to offer our systems at higher costs or after delays. If one or more of the suppliers that we or our solar partners rely upon to meet anticipated demand ceases or reduces production, we may be unable to quickly identify alternate suppliers or to qualify alternative products on commercially reasonable terms, and we may be unable to satisfy this demand. The acquisition of a supplier by one of our competitors could limit our access to such components and require significant redesigns of our solar energy systems or installation procedures and have a material adverse effect on our business.

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

Our business involves transactions with homeowners. We must comply with numerous federal, state and local laws and regulations that govern matters relating to our interactions with homeowners, including those pertaining to privacy and data security, consumer financial and credit transactions, home improvement contracts, warranties and direct-to-home solicitation. These laws and regulations are dynamic and subject to potentially differing interpretations, and various federal, state and local legislative and regulatory bodies may expand current laws or regulations, or enact new laws and regulations, regarding these matters. Changes in these laws or regulations or their interpretation could dramatically affect how we do business, acquire customers, and manage and use information we collect from and about current and prospective customers and the costs associated therewith. We strive to comply with all applicable laws and regulations relating to our interactions with residential customers. It is possible, however, that these requirements may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules or our practices. Our noncompliance with any such laws or regulations could also expose us to claims, proceedings, litigation and investigations by private parties and regulatory authorities, as well as substantial fines and negative publicity, each of which may materially and adversely affect our business. We have incurred, and will continue to incur, significant expenses to comply with such laws and regulations, and increased regulation of matters relating to our interactions with residential customers could require us to modify our operations and incur significant additional expenses, which could have an adverse effect on our business, financial condition and results of operations.

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

Our customer agreements are typically for 20 years and require the homeowner to make monthly payments to us. Accordingly, we are subject to the credit risk of homeowners. As of March 31, 2016, the average FICO score of our customers under a lease or power purchase agreement was approximately 758, but this may decline to the extent FICO score requirements under future investment funds are relaxed. While to date homeowner defaults have been immaterial, we expect that the risk of homeowner defaults may increase as we grow our business. Due to the immaterial amount of homeowner defaults to date, our reserve for this exposure is minimal, and our future exposure may exceed the amount of such reserves. If we experience increased homeowner credit defaults, our revenues and our ability to raise new investment funds could be adversely affected. If economic conditions worsen, certain of our homeowners may face liquidity concerns and may be unable to satisfy their payment obligations to us on a timely basis or at all, which could have a material adverse effect on our financial condition and results of operations.

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

We may fail to establish and maintain effective internal control over financial reporting, in which case we may not detect errors on a timely basis and our financial statements may be materially misstated. In addition, we cannot guarantee that our internal control over financial reporting will prevent or detect all errors and fraud. The risk of errors is increased in light of the complexity of our business and investment funds. For example, we must deal with significant complexity in accounting for our fund structures and the resulting allocation of net income (loss) between our stockholders and noncontrolling interests under the HLBV method as well as the income tax consequences of these fund structures. As we enter into additional investment funds, which may have contractual provisions different from those of our existing funds, the analysis as to whether we consolidate these funds, the calculation under the HLBV method, and the analysis of the tax impact could become increasingly complicated. This additional complexity could require us to hire additional resources and increase the chance that we experience errors in the future.

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

Each of our executive officers, directors and each of our stockholders who beneficially own 5% or more of our outstanding common stock and their affiliates, in the aggregate, beneficially own approximately 54.1% of the outstanding shares of our common stock, based on the number of shares outstanding as of March 31, 2016. As a result, these stockholders, if acting together, will be able to influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. They may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentrated control may have the effect of delaying or preventing a change in control of our company, could deprive our stockholders of an opportunity to receive a premium for their capital stock and might ultimately affect the market price of our common stock.

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

In addition, in the past, following periods of volatility in the overall market and the market price of a particular company’s securities, securities class action litigation has often been instituted against these companies. We are party to litigation which could result in substantial costs and a diversion of our management’s attention and resources.

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

As of March 31, 2016, stockholders owning an aggregate of up to 65,396,429 shares of our common stock can require us to register shares of our capital stock owned by them for public sale in the United States. In addition, we filed a registration statement to register shares of our capital stock reserved for future issuance under our equity compensation plans. Subject to the satisfaction of applicable exercise periods and applicable volume and restrictions that apply to affiliates, the shares of our capital stock issued upon exercise of outstanding options to purchase shares of our common stock became available for immediate resale in the United States in the open market.

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

Our amended and restated certificate of incorporation provides that our stockholders may not take action by written consent. Instead, any such actions must be taken at an annual or special meeting of our stockholders. As a result, our stockholders are not able to take any action without first holding a meeting of our stockholders called in accordance with the provisions of our amended and restated bylaws, including advance notice procedures set forth in our amended and restated bylaws. Our amended and restated bylaws further provide that special meetings of our stockholders may be called only by a majority of our board of directors, the chairman of our board of directors, our Chief Executive Officer or our President. As a result, our stockholders are not allowed to call a special meeting. These provisions may delay the ability of our stockholders to force consideration of a stockholder proposal, including a proposal to remove directors.

Provisions contained in our amended and restated certificate of incorporation and amended and restated bylaws could preclude our stockholders from bringing matters before meetings of stockholders and delay changes in our board of directors.

Our amended and restated bylaws provide advance notice procedures for stockholders seeking to bring business before, or nominate candidates for election as directors at, our annual or special meetings of stockholders. In addition, our amended and restated certificate of incorporation provides that stockholders may remove directors only for cause. Any amendment of these provisions in our amended and restated bylaws or amended and restated certificate of incorporation would require approval by holders of at least 66 2/3% of our then outstanding capital stock. These provisions could preclude our stockholders from bringing matters before annual or special meetings of stockholders and delay changes in our board of directors.

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

We are an emerging growth company, and, for as long as we continue to be an emerging growth company, we may choose to take advantage of exemptions from various reporting requirements applicable to other public companies but not to “emerging growth companies.” These exemptions include not being required to have our independent registered public accounting firm audit our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We are utilizing, and we plan in future filings with the SEC to continue to utilize, the modified disclosure requirements available to emerging growth companies. As a result, our stockholders may not have access to certain information they may deem important. We could remain an “emerging growth company” for up to five years following the anniversary of our initial public offering, or until the earliest of (1) the last day of the first fiscal year in which our annual gross revenue reaches or exceeds $1.0 billion, (2) the date that we become a “large accelerated filer” as defined in the Exchange Act, which could occur as early as the end of the fiscal year or (3) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the preceding three-year period.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

None

Issuer Purchases of Equity Securities

None

Item 5. OTHER INFORMATION

In May 2016, certain of our subsidiaries entered into amendments with respect to secured credit facilities agreements, including an Aggregate Facility and Term Loan previously entered into in January 2016. These amendments increased the aggregate commitments under these facilities to $340.0 million. No other material amendments were entered into in respect of these facilities.

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

SUNRUN INC.

Date: May 13, 2016	By:	/s/ Lynn Jurich
Lynn Jurich
Chief Executive Officer (Principal Executive Officer)

By:	/s/ Bob Komin
Bob Komin
Chief Financial Officer
(Principal Accounting and Financial Officer)

EXHIBIT INDEX

Exhibit		Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

10.1¥

Credit Agreement among Sunrun Hera Portfolio 2015-A, LLC, Investec Bank PLC (as Administrative Agent), Investec Bank PLC (as Issuing Bank) and the Lenders from time to time as party thereto, dated January 15, 2016.

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