Form 10-Q
period 2016-06-30
Sunrun Inc.
filed 2016-08-11
CIK 1469367

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

As of August 8, 2016, the number of shares of the registrant’s common stock outstanding was 103,072,725.

Sunrun Inc.

Consolidated Balance Sheets

(In Thousands, Except Share Par Values)

	June 30, 2016	December 31, 2015
	(Unaudited)
Assets
Current assets:
Cash	$207,220	$203,864
Restricted cash	10,037	9,203
Accounts receivable (net of allowances for doubtful accounts of $977 and $1,641 as of June 30, 2016 and December 31, 2015, respectively)	56,572	60,275
State tax credits receivable	—	9,198
Inventories	88,207	71,258
Prepaid expenses and other current assets	12,380	5,917
Total current assets	374,416	359,715
Restricted cash	6,117	8,094
Solar energy systems, net	2,282,729	1,992,021
Property and equipment, net	53,348	44,866
Intangible assets, net	20,602	22,705
Goodwill	87,543	87,543
Prepaid tax asset	278,602	190,146
Other assets	33,487	29,502
Total assets(1)	$3,136,844	$2,734,592
Liabilities and total equity
Current liabilities:
Accounts payable	$93,681	$104,133
Distributions payable to noncontrolling interests and redeemable noncontrolling interests	8,515	8,144
Accrued expenses and other liabilities	52,015	49,146
Deferred revenue, current portion	65,745	59,726
Deferred grants, current portion	14,383	13,949
Capital lease obligations, current portion	11,371	8,951
Long-term non-recourse debt, current portion	6,368	4,722
Lease pass-through financing obligation, current portion	4,301	3,710
Total current liabilities	256,379	252,481
Deferred revenue, net of current portion	579,590	559,066
Deferred grants, net of current portion	212,768	220,784
Capital lease obligations, net of current portion	16,916	15,042
Recourse debt	242,400	197,000
Long-term non-recourse debt, net of current portion	505,918	333,042
Lease pass-through financing obligation, net of current portion	139,873	153,188
Other liabilities	12,165	7,144
Deferred tax liabilities	278,661	190,146
Total liabilities(1)	2,244,670	1,927,893
Commitments and contingencies (Note 13)
Redeemable noncontrolling interests	163,520	147,139
Stockholders’ equity:
Preferred stock, $0.0001 par value—authorized, 200,000 shares as of June 30, 2016 and December 31, 2015; no shares issued and outstanding as of June 30, 2016 and December 31, 2015	—	—
Common stock, $0.0001 par value—authorized, 2,000,000 shares as of June 30, 2016 and December 31, 2015; issued and outstanding, 102,826 and 101,282 shares as of June 30, 2016 and December 31, 2015, respectively	10	10
Additional paid-in capital	654,229	642,229
Accumulated other comprehensive loss	(5,909)	(921)
Accumulated deficit	(41,472)	(87,249)
Total stockholders’ equity	606,858	554,069
Noncontrolling interests	121,796	105,491
Total equity	728,654	659,560
Total liabilities, redeemable noncontrolling interests and total equity	$3,136,844	$2,734,592

(1)

The Company’s consolidated assets as of June 30, 2016 and December 31, 2015 include $1,651,594 and $1,363,615, respectively, in assets of variable interest entities, or VIEs, that can only be used to settle obligations of the VIEs. Solar energy systems, net, as of June 30, 2016 and December 31, 2015 were $1,579,222 and $1,305,420, respectively; cash as of June 30, 2016 and December 31, 2015 were $53,415 and $44,407, respectively; restricted cash as of June 30, 2016 and December 31, 2015 were $283 and $757, respectively; accounts receivable, net as of June 30, 2016 and December 31, 2015 were $18,627 and $12,965, respectively; and prepaid expenses and other current assets as of June 30, 2016 and December 31, 2015 were $47 and $66, respectively. The Company’s consolidated liabilities as of June 30, 2016 and December 31, 2015 include $559,311 and $540,464, respectively, in liabilities of VIEs whose creditors have no recourse to the Company. These liabilities include accounts payable as of June 30, 2016 and December 31, 2015 of $11,045 and $11,025, respectively; distributions payable to noncontrolling interests and redeemable noncontrolling interests as of June 30, 2016 and December 31, 2015 of $8,465 and $8,063, respectively; accrued expenses and other liabilities as of June 30, 2016 and December 31, 2015 of $86 and $175, respectively; deferred revenue as of June 30, 2016 and December 31, 2015 of $398,083 and $374,736, respectively; deferred grants as of June 30, 2016 and December 31, 2015 of $112,035 and $115,726, respectively; and long-term non-recourse debt as of June 30, 2016 and December 31, 2015 of $29,597 and $30,739, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

Sunrun Inc.

Consolidated Statements of Operations

(In Thousands, Except Per Share Amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenue:
Operating leases and incentives	$45,394	$34,458	$79,934	$56,766
Solar energy systems and product sales	77,144	38,232	141,347	65,601
Total revenue	122,538	72,690	221,281	122,367
Operating expenses:
Cost of operating leases and incentives	38,608	27,067	76,708	48,444
Cost of solar energy systems and product sales	61,600	34,624	119,112	59,954
Sales and marketing	43,716	33,976	86,904	58,902
Research and development	2,373	2,492	4,836	4,779
General and administrative	23,614	19,677	46,862	39,983
Amortization of intangible assets	1,051	1,051	2,103	1,593
Total operating expenses	170,962	118,887	336,525	213,655
Loss from operations	(48,424)	(46,197)	(115,244)	(91,288)
Interest expense, net	13,063	8,433	24,578	15,563
Loss on early extinguishment of debt	—	431	—	431
Other expenses (income), net	30	1,019	(502)	1,318
Loss before income taxes	(61,517)	(56,080)	(139,320)	(108,600)
Income tax expense (benefit)	3,210	(6,215)	3,210	(6,215)
Net loss	(64,727)	(49,865)	(142,530)	(102,385)
Net loss attributable to noncontrolling interests and redeemable noncontrolling interests	(97,370)	(57,405)	(188,307)	(91,930)
Net income (loss) attributable to common stockholders	$32,643	$7,540	$45,777	$(10,455)
Less: Net income allocated to participating securities	—	(7,540)	—	—
Net income (loss) available to common stockholders	$32,643	$—	$45,777	$(10,455)

Net income (loss) per share available to common stockholders
Basic	$0.32	$—	$0.45	$(0.41)
Diluted	$0.31	$—	$0.44	$(0.41)
Weighted average shares used to compute net income (loss) per share available to common stockholders
Basic	101,969	26,215	101,621	25,322
Diluted	104,768	26,215	104,494	25,322

The accompanying notes are an integral part of these consolidated financial statements.

Sunrun Inc.

Consolidated Statements of Comprehensive Income (Loss)

(In Thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income (loss) attributable to common stockholders	$32,643	$7,540	$45,777	$(10,455)
Other comprehensive income (loss):
Unrealized gain (loss) on derivatives, net of income taxes	165	2,861	(5,633)	1,069
Less interest expense on derivatives recognized into earnings, net of income taxes	(120)	(356)	(645)	(356)
Comprehensive income (loss)	$32,928	$10,757	$40,789	$(9,030)

Sunrun Inc.

Consolidated Statements of Cash Flows

(In Thousands)

(Unaudited)

	Six Months Ended June 30,
	2016	2015
Operating activities:
Net loss	$(142,530)	$(102,385)
Adjustments to reconcile net loss to net cash used in operating activities:
Noncash losses	2,510	431
Depreciation and amortization, net of amortization of deferred grants	46,564	32,673
Bad debt expense	414	739
Interest on lease pass-through financing	6,019	7,177
Noncash tax expense (benefit)	3,210	(6,215)
Noncash interest expense	5,335	4,443
Stock-based compensation expense	8,647	6,421
Reduction in lease pass-through financing obligations	(9,491)	(10,379)
Changes in operating assets and liabilities:
Accounts receivable	3,884	(4,216)
Inventories	(16,839)	(13,890)
Prepaid and other assets	(2,760)	(8,615)
Accounts payable	(9,889)	22,751
Accrued expenses and other liabilities	3,218	6,209
Deferred revenue	3,295	20,254
Net cash used in operating activities	(98,413)	(44,602)

Investing activities:
Payments for the costs of solar energy systems, leased and to be leased	(332,472)	(257,806)
Purchases of property and equipment	(8,208)	(4,688)
Business acquisition, net of cash acquired	(5,000)	(14,575)
Net cash used in investing activities	(345,680)	(277,069)

Financing activities:
Proceeds from state tax credits, net of recapture	9,123	5,120
Proceeds from recourse debt	257,400	143,000
Repayment of recourse debt	(212,000)	(49,224)
Proceeds from non-recourse debt	189,746	10,200
Repayment of non-recourse debt	(16,543)	(5,732)
Payment of debt fees	(12,277)	(2,801)
Proceeds from lease pass-through financing obligations	12,805	52,034
Contributions received from noncontrolling interests and redeemable noncontrolling interests	239,621	155,662
Distributions paid to noncontrolling interests and redeemable noncontrolling interests	(18,257)	(13,717)
Proceeds from exercises of stock options, net of withholding taxes on restricted stock units and issuance of shares in connection with the Employee Stock Purchase Plan	3,616	2,387
Offering costs paid related to initial public offering	(437)	(4,722)
Payment of capital lease obligations	(6,416)	(1,472)
Change in restricted cash	1,068	(4,608)
Net cash provided by financing activities	447,449	286,127

Net increase (decrease) in cash	3,356	(35,544)
Cash, beginning of period	203,864	152,154
Cash, end of period	$207,220	$116,610

Supplemental disclosures of cash flow information
Cash paid for interest	$10,676	$3,118

Supplemental disclosures of noncash investing and financing activities
Costs of solar energy systems and property and equipment included in accounts payable and accrued expenses	$15,586	$4,777
Distributions payable to noncontrolling interests and redeemable noncontrolling interests	$8,515	$6,463
Vehicles acquired under capital leases	$10,914	$5,255
Noncash purchase consideration on acquisition of business	$—	$18,718

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

Sunrun acquires customers directly and through relationships with various solar and strategic partners (“Partners”). The Projects are constructed either by Sunrun or by Sunrun’s Partners and are owned by the Company. Sunrun’s customers enter into a power purchase agreement (“PPA”) or a lease (each, a “Customer Agreement”) which typically has a term of 20 years. Sunrun monitors, maintains and insures the Projects. The Company also sells solar energy systems and products (such as panels and racking) to customers.

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

Note 2. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. As such, these unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s annual report on Form 10-K for the year ended December 31, 2015. The unaudited consolidated financial statements are prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments (all of which are considered of normal recurring nature) considered necessary to present fairly the Company’s financial results. The results of the six months ended June 30, 2016 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2016 or for any other interim period or other future year.

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

Use of Estimates

The preparation of the consolidated financial statements requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The Company regularly makes significant estimates and assumptions, including, but not limited to, the estimates that affect the collectability of accounts receivable, the valuation of inventories, the useful lives and estimated residual values of solar energy systems, the useful lives of property and equipment, the valuation and useful lives of intangible assets, the fair value of assets acquired and liabilities assumed in business combinations, the effective interest rate used to amortize lease pass-through financing obligations, the valuation of stock-based compensation, the determination of valuation allowances associated with deferred tax assets, the fair value of debt instruments disclosed and the redemption value of redeemable noncontrolling interests. The Company bases its estimates on historical experience and on various other assumptions believed to be reasonable. Actual results may differ from such estimates.

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

Revenues from external customers (including, but not limited to homeowners) for each group of similar products and services are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Operating leases	$32,980	$22,915	$58,307	$40,047
Incentives	12,414	11,543	21,627	16,719
Operating leases and incentives	45,394	34,458	79,934	56,766
Solar energy systems	35,878	7,028	66,070	12,834
Products	41,266	31,204	75,277	52,767
Solar energy systems and product sales	77,144	38,232	141,347	65,601
Total revenue	$122,538	$72,690	$221,281	$122,367

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

Note 3. Fair Value Measurement

At June 30, 2016 and December 31, 2015, the carrying value of receivables, accounts payable, accrued expenses, and distributions payable to noncontrolling interests approximates fair value due to their short-term nature. The carrying values and fair values of debt instruments are as follows (in thousands):

	June 30, 2016		December 31, 2015
	Carrying Value	Fair Value	Carrying Value	Fair Value
Lines of credit	$374,300	$374,300	$197,000	$197,000
Syndicated term loans	189,730	189,730	169,344	169,344
Bank term loan	51,932	52,079	30,739	32,692
Note payable	34,819	34,682	32,781	32,568
Solar asset-backed notes	103,905	113,730	104,900	110,103
Total	$754,686	$764,521	$534,764	$541,707

At June 30, 2016, the fair value of the Company’s lines of credit, syndicated term loans, and bank term loan due in September 2022 approximates their carrying values because their interest rates are variable rates that approximate rates currently available to the Company. At December 31, 2015, the fair value of the Company’s line of credit and syndicated term loans approximates their carrying values because their interest rates are variable rates that approximate rates currently available to the Company. At June 30, 2016 and December 31, 2015, the fair value of the Company’s bank term loan due in April 2022, note payable and asset-backed notes are based on rates currently offered for debt with similar maturities and terms. The Company’s fair value of the debt instruments fell under the Level 3 hierarchy. These valuation techniques involve some level of management estimation and judgment, the degree of which is dependent on the price transparency for the instruments or market.

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

The Company determines the fair value of its warrants issued using the Black-Scholes option-pricing model. The significant unobservable input used in the fair value measurement of the warrant liability was the expected volatility of the Company. Generally, increases (decreases) in the expected volatility of the Company would result in a directionally similar impact to the measurement of the Company’s warrants.

At June 30, 2016 and December 31, 2015, financial instruments measured at fair value on a recurring basis, based upon the fair value hierarchy are as follows (in thousands):

	June 30, 2016
	Level 1	Level 2	Level 3	Total
Derivative liabilities:
Interest rate swaps	$—	$9,070	$—	$9,070
Warrants	—	—	15	15
Total	$—	$9,070	$15	$9,085

	December 31, 2015
	Level 1	Level 2	Level 3	Total
Derivative liabilities:
Interest rate swaps	$—	$921	$—	$921
Warrants	—	—	557	557
Total	$—	$921	$557	$1,478

Note 4. Inventories

Inventories consist of the following (in thousands):

	June 30, 2016	December 31, 2015
Raw materials	$83,741	$62,967
Work-in-process	4,466	8,291
Total	$88,207	$71,258

Note 5. Solar Energy Systems, net

Solar energy systems, net consists of the following (in thousands):

	June 30, 2016	December 31, 2015
Solar energy system equipment costs	$2,148,251	$1,846,103
Inverters	217,931	177,202
Initial direct costs	93,185	68,280
Total solar energy systems	2,459,367	2,091,585
Less: accumulated depreciation and amortization	(254,470)	(212,671)
Add: construction-in-progress	77,832	113,107
Total solar energy systems, net	$2,282,729	$1,992,021

All solar energy systems, construction-in-progress, and inverters have been leased to or are subject to signed Customer Agreements with customers. The Company recorded depreciation expense related to solar energy systems of $22.5 million and $16.5 million for the three months ended June 30, 2016 and 2015, respectively, and $42.9 million and $32.0 million for the six months ended June 30, 2016 and 2015, respectively. The depreciation expense was reduced by the amortization of deferred grants of $3.4 million and $3.5 million for the three months ended June 30, 2016 and 2015, respectively, and $7.4 million and $7.1 million for the six months ended June 30, 2016 and 2015, respectively.

Note 6. Indebtedness

As of June 30, 2016, debt consisted of the following (in thousands):

				Unused	Annual
	Carrying Values, net of			Borrowing	Contractual	Interest	Maturity
	debt discount			Capacity	Interest Rate	Rate	Date
	Current	Long Term	Total
Recourse debt:
Bank line of credit	$—	$242,400	$242,400	$6	Varies (1)	3.70% - 5.75%	April 2018
Total recourse debt	$—	$242,400	$242,400	$6

Non-recourse debt:
Line of credit (Aggregation Facility)	—	131,900	131,900	8,600	Varies (2)	2.93% - 3.06%	December 2020
Term Loan A	666	147,872	148,538	5,000	LIBOR + 2.75%	3.04% - 3.21%	December 2021
Bank term loan due in September 2022	728	21,607	22,335	1,116	LIBOR +2.25%	2.71%	September 2022
Bank term loan due in April 2022	1,247	28,350	29,597	—	4.50%	4.50%	April 2022
Solar asset-backed notes	3,610	100,295	103,905	—	4.40% - Class A	4.40%	July 2024
					5.38% - Class B	5.38%	July 2024
Term Loan and Term Loan B	117	41,075	41,192	1,300	LIBOR + 5.00%	6.00%	December 2020 and 2021
Note payable	—	34,819	34,819	—	12.00%	12.00%	December 2018
Total non-recourse debt	6,368	505,918	512,286	16,016
Total debt	$6,368	$748,318	$754,686	$16,022

As of December 31, 2015, debt consisted of the following (in thousands):

				Unused	Annual
	Carrying Values, net of			Borrowing	Contractual	Interest	Maturity
	debt discount			Capacity	Interest Rate	Rate	Date
	Current	Long Term	Total
Recourse debt:
Bank line of credit	$—	$197,000	$197,000	$6,571	Varies (1)	3.67%	April 2018
Total recourse debt	$—	$197,000	$197,000	$6,571

Non-recourse debt:
Term Loan A	589	146,625	147,214	5,600	LIBOR + 2.75%	3.07%	December 2021
Bank term loan due in April 2022	1,159	29,580	30,739	—	6.25%	6.25%	April 2022
Solar asset-backed notes	2,858	102,042	104,900	—	4.40% - Class A	4.40%	July 2024
					5.38% - Class B	5.38%	July 2024
Term Loan B	116	22,014	22,130	—	LIBOR + 5.00%	6.00%	December 2021
Note payable	—	32,781	32,781	—	12.00%	12.00%	December 2018
Total non-recourse debt	4,722	333,042	337,764	5,600
Total debt	$4,722	$530,042	$534,764	$12,171

(1)	Loans under the facility bear interest at LIBOR + 3.25% or the Base Rate + 2.25%. The Base Rate is the highest of the Federal Funds Rate + 0.50%, the Prime Rate, or LIBOR + 1.00%.
(2)	Loans under the facility bear interest at LIBOR + 2.50% for the initial three-year revolving availability period, stepping up to LIBOR + 2.75% in the following two-year period.

Bank Line of Credit

In April 2015, the Company entered into a syndicated working capital facility with banks for a total commitment of up to $205.0 million. In June 2016, the Company entered into amendments to increase the syndicated working capital facility commitment by an incremental $40.0 million, for a total commitment of up to $245.0 million. The working capital facility is secured by substantially all of the unencumbered assets of the Company as well as ownership interests in certain subsidiaries of the Company.

Under the terms of the working capital facility, the Company is required to meet various restrictive covenants, including meeting certain reporting requirements, such as the completion and presentation of audited consolidated financial statements. The Company is also required to maintain minimum unencumbered liquidity of at least $25.0 million in the aggregate as of the last day of each calendar month. The Company is further required to maintain a modified interest coverage ratio of 2.00 or greater, measured quarterly as of the last day of each quarter. The Company was in compliance with all debt covenants as of June 30, 2016.

Syndicated Credit Facilities

In January 2016, certain subsidiaries of the Company entered into secured credit facilities agreements with a syndicate of banks for up to $250.0 million in committed facilities. The facilities include a $220.0 million aggregation facility (“Aggregation Facility”), a $23.0 million term loan (“Term Loan”) and a $7.0 million letter of credit facility. The Aggregation Facility bears an interest rate of LIBOR + 2.50% in the initial three-year revolving availability period, stepping up to LIBOR + 2.75% in the following two-year period. The Term Loan bears an interest rate of LIBOR + 5.00%, in the first three years, stepping up to LIBOR + 6.50% in the following two-year period, with a LIBOR floor of 1.00% in all cases. The principal and accrued interest on any outstanding loans mature on December 31, 2020. In May 2016, certain subsidiaries of the Company entered into amendments which increased the committed Aggregation Facility by $90.0 million to $310.0 million. No other material amendments were entered into in respect of these facilities.

The facilities are non-recourse to the Company and are secured by net cash flows of certain subsidiaries from power purchase agreements and leases, less certain operating, maintenance and other expenses which are available to the borrowers after distributions to tax equity investors. The facilities contain customary covenants including the requirement to maintain certain financial measurements and provide lender reporting.  The credit facilities also contain certain provisions in the event of default which entitle lenders to take certain actions including acceleration of amounts due under the facilities. The Company was in compliance with all debt covenants as of June 30, 2016.

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

The Company is required to maintain certain financial measurements and reporting covenants under the terms of the credit facilities. The Company was in compliance with the credit facility covenants as of June 30, 2016.

Bank Term Loans

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

In December 2013, a subsidiary of the Company entered into an agreement with a financial institution for a term loan of $38.0 million. The loan matures in April 2022 and has a fixed interest rate of 4.50%. The proceeds of this term loan were distributed to the members of this subsidiary, including the Company. The loan is secured by the assets and related cash flow of this subsidiary and is nonrecourse to the Company’s other assets. The Company was in compliance with all debt covenants as of June 30, 2016.

Notes Payable

In December 2013, a subsidiary of the Company entered into a note purchase agreement with an investor for the issuance of senior notes in exchange for proceeds of $27.2 million. The loan proceeds were distributed to the Company for general corporate purposes. On the last business day of each quarter, commencing with March 31, 2014, to the extent the Company’s subsidiary has insufficient funds to pay the full amount of the stated interest of the outstanding loan balance, a PIK interest rate of 12% is accrued and added to the outstanding balance. As of June 30, 2016 and December 31, 2015, the portion of the outstanding loan balance that related to PIK interest was $8.2 million and $6.3 million, respectively. The senior notes are secured by the assets and related cash flows of certain of the Company’s subsidiaries and are nonrecourse to the Company’s other assets. The entire outstanding principal balance is payable in full on the December 2018 maturity date. The Company was in compliance with all debt covenants as of June 30, 2016.

Solar Asset-Backed Notes

In July 2015, the Company entered into a securitization transaction pursuant to which the Company pooled and transferred qualifying solar energy systems and related lease agreements secured by associated customer contracts (“Solar Assets”) into a special purpose entity (“Issuer”), and issued $100.0 million in aggregate principal of Solar Asset-Backed Notes, Series 2015-1, Class A, and $11.0 million in aggregate principal of Solar Asset-Backed Notes, Class B, backed by these Solar Assets to certain investors (“Notes”). The Issuer is wholly owned by the Company and is consolidated in the Company’s financial statements. Accordingly, the Company did not recognize a gain or loss on the transfer of these assets. As of June 30, 2016 and December 31, 2015, these Solar Assets had a carrying value of $186.1 million and $190.2 million, respectively, and are included under Solar energy systems, net, in the consolidated balance sheets.  The Notes were issued at a discount of 0.08%.

The Company retained $7.3 million net of fees from proceeds from the Notes. In connection with the transaction, the Company modified two lease pass-through arrangements with an investor. The lease pass-through arrangements had been accounted for as a borrowing and any amounts outstanding from the arrangements were reported as lease pass-through financing obligation as further explained in Note 8, Lease Pass-Through Financing Obligations. The balance that was then outstanding under these arrangements was $119.7 million. The Company partially repaid this obligation by paying the lease pass-through Fund investor an aggregate amount of $88.9 million. The Company accounted for the modification of the lease pass-through obligation as a modification of debt and did not record any gain or loss on the transaction.

The modified lease-pass through arrangements require the majority of the cash flows generated by the Solar Assets to be passed on to the Issuer through monthly lease payments from the Fund investor. Those cash flows are used to service the monthly principal of the Notes and interest payments and satisfy the Issuer’s expenses, and any residual cash flows are retained by the Fund investor and recorded as a reduction in the remaining financing obligation. The Company recognizes revenue earned from the associated Customer Agreements in accordance with the Company’s revenue recognition policy. The assets and cash flows generated by the Solar Assets are not available to the other creditors of the Company, and the creditors of the Issuer, including the Note holders, have no recourse to the Company’s other assets. The Company was in compliance with all debt covenants as of June 30, 2016.

Note 7. Derivatives

Interest Rate Swaps

The Company uses interest rate swaps to hedge variable interest payments due on its syndicated term loans. These swaps allow the Company to incur fixed interest rates on these loans and receive payments based on variable interest rates with the swap counterparty based on the three month LIBOR on the notional amounts over the life of the swaps.

In January 2015, the Company purchased interest rate swaps with a notional amount aggregating $109.1 million. The interest rate swap contracts were executed with four counterparties who were part of the lender group on the Company’s syndicated term loans. In April 2016, the Company purchased an interest rate swap with a notional amount of $13.1 million. The interest rate swap contract was executed with the lender on the Company’s bank term loan which matures in September 2022. As of June 30, 2016, the unrealized fair market value loss on the interest rate swaps was $9.1 million as included in other liabilities in the consolidated balance sheet.

The interest rate swaps have been designated as cash flow hedges. In the six months ended June 30, 2016, the hedge relationships on the Company’s interest rate swaps have been assessed as highly effective as the critical terms of the interest rate swaps match the critical terms of the underlying forecasted hedged transactions. Accordingly, changes in the fair value of these derivatives are recorded as a component of accumulated other comprehensive loss, net of income taxes. Changes in the fair value of these derivatives are subsequently reclassified into earnings, and are included in interest expense, net in the Company’s statement of operations, in the period that the hedged forecasted transactions affects earnings.

The Company recorded an unrealized gain of $0.2 million and an unrealized loss of $5.6 million for the three and six months ended June 30, 2016, respectively, net of applicable tax benefit of $3.6 million. The Company recorded an unrealized gain of $2.9 million and $1.1 million for the three and six months ended June 30, 2015, respectively, net of applicable tax expense of $0.9 million. The Company recognized interest expense on derivatives into earnings of $0.1 million and $0.6 million for the three and six months ended June 30, 2016, respectively, net of tax benefit of $0.4 million. The Company recognized interest expense on derivatives into earnings of $0.4 million for three and six months ended June 30, 2015, net of tax expense of $0.0 million. During the next twelve months, the Company estimates that an additional $2.0 million will be reclassified as an increase to interest expense. There were no undesignated derivative instruments recorded by the Company as of June 30, 2016.

At June 30, 2016, the Company had the following designated derivative instruments classified as derivative liabilities as reported in other liabilities in the Company’s balance sheet (in thousands, other than quantity and interest rates):

Type	Quantity	Maturity Dates	Hedge Interest Rates	Notional Amount	Fair Market Value	Credit Risk Adjustment	Adjusted Fair Market Value
Interest rate swaps	4	10/31/2028	2.17%-2.18%	$109,143	$9,480	$(709)	$8,771
	1	08/31/2022	1.27%	$13,094	$309	$(10)	$299

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

At June 30, 2016, the fair market value of the warrants was $0.1 million. At December 31, 2015, the fair market value of the warrants was $0.6 million, resulting in a gain of $0.0 million and $0.5 million for the three and six months ended June 30, 2016, respectively.

Note 8. Lease Pass-Through Financing Obligations

The Company has five ongoing transactions referred to as “lease pass-through arrangements.” Under lease pass-through arrangements, the Company leases solar energy systems to Fund investors under a master lease agreement, and these investors in turn are assigned the leases with customers. The Company receives all of the value attributable to the accelerated tax depreciation and some or all of the value attributable to the other incentives. The Company assigns to the Fund investors the value attributable to the investment tax credits (“ITC”), and, for the duration of the master lease term, the long-term recurring customer payments. Given the assignment of the operating cash flows, these arrangements are accounted for as financing obligations. In addition, in one of the lease pass-through structures, the Company sold, as well as leased, solar energy systems to a Fund investor under a master purchase agreement. As the substantial risks and rewards in the underlying solar energy systems were retained by the Company, this arrangement was also accounted for as a financing obligation.

Under these lease pass-through arrangements, wholly owned subsidiaries of the Company finance the cost of solar energy systems with investors for an initial term of 20 – 25 years. The solar energy systems are subject to Customer Agreements with an initial term not exceeding 20 years. These solar energy systems are reported under the line item Solar energy systems, net in the consolidated balance sheets. As of June 30, 2016 and December 31, 2015, the cost of the solar energy systems placed in service under the lease pass-through arrangements was $493.8 million and $447.4 million, respectively. The accumulated depreciation related to these assets as of June 30, 2016 and December 31, 2015 was $41.7 million and $33.5 million, respectively.

As discussed in Note 6, Indebtedness, in connection with the pooling of assets related to the securitization transaction entered into in July 2015, an aggregate amount of $88.9 million of the lease pass-through financing obligation was repaid.

In September 2015, the Company entered into a new lease pass-through arrangement and in connection with this arrangement, the Company agreed to defer a portion (up to 25%) of the amounts required to be paid upfront under the arrangement through a loan between an indirectly wholly owned subsidiary of the Company and a subsidiary of the investor. The term loan agreement as amended is for an aggregate amount up to $25.0 million. The loan is collateralized by the related cash flows assigned to the investor. There is a legal right to offset the loan if an event of default has occurred.  Therefore, the lease pass-through financing obligation related to this arrangement is recorded net of the loan. As June 30, 2016 and December 31, 2015, the loan amount was $24.4 million and $21.8 million, respectively.

Note 9. VIE Arrangements

The Company consolidated various VIEs at June 30, 2016 and December 31, 2015. The carrying amounts and classification of the VIEs’ assets and liabilities included in the consolidated balance sheets are as follows (in thousands):

	June 30, 2016	December 31, 2015
Assets
Current assets
Cash	$53,415	$44,407
Restricted cash	283	757
Accounts receivable, net	18,627	12,965
Prepaid expenses and other current assets	47	66
Total current assets	72,372	58,195
Solar energy systems, net	1,579,222	1,305,420
Total Assets	$1,651,594	$1,363,615

Liabilities
Current liabilities
Accounts payable	$11,045	$11,025
Distribution payable to noncontrolling interests and redeemable noncontrolling interests	8,465	8,063
Accrued expenses and other liabilities	86	175
Deferred revenue, current portion	22,706	21,344
Deferred grants, current portion	7,192	7,198
Long-term non-recourse debt, current portion	1,247	1,159
Total current liabilities	50,741	48,964
Deferred revenue, net of current portion	375,377	353,392
Deferred grants, net of current portion	104,843	108,528
Long-term non-recourse debt, net of current portion	28,350	29,580
Total liabilities	$559,311	$540,464

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

Note 10. Redeemable Noncontrolling Interests and Equity

The changes in total stockholders’ equity, redeemable noncontrolling interests and noncontrolling interests were as follows (in thousands):

	Redeemable Noncontrolling Interests	Total Stockholders' Equity	Noncontrolling Interests	Total Equity
Balance - January 1, 2016	$147,139	$554,069	$105,491	$659,560
Exercise of stock options	—	2,556	—	2,556
Issuance of restricted stock units, net of tax withholdings	—	(93)	—	(93)
Shares issued in connection with the Employee Stock Purchase Plan	—	1,256	—	1,256
Stock based compensation	—	8,718	—	8,718
Contributions from noncontrolling interests and redeemable noncontrolling interests	82,123	—	157,498	157,498
Distributions to noncontrolling interests and redeemable noncontrolling interests	(6,906)	—	(11,722)	(11,722)
Offering costs in connection with initial public offering	—	(437)	—	(437)
Net income (loss)	(58,836)	45,777	(129,471)	(83,694)
Other comprehensive loss, net of taxes	—	(4,988)	—	(4,988)
Balance - June 30, 2016	$163,520	$606,858	$121,796	$728,654

The carrying value of redeemable noncontrolling interests was greater than the redemption value except for three and two Funds at June 30, 2016 and December 31, 2015, respectively, where the carrying value has been adjusted to the redemption value.

Note 11. Stock-Based Compensation

Stock Options

The following table summarizes the activity for all stock options under all of the Company’s equity incentive plans for the six months ended June 30, 2016 (shares in thousands):

		Weighted	Weighted
		Average	Average
	Options	Exercise Price	Remaining
	Outstanding	Outstanding	Contractual Life
Outstanding at January 1, 2016	12,795	$5.89	7.82
Granted	2,974	5.70
Exercised	(912)	2.81
Cancelled / forfeited	(866)	8.38
Outstanding at June 30, 2016	13,991	$5.90	7.87

Options vested and exercisable at June 30, 2016	6,957	$4.71	6.77

Restricted Stock Units

The following table summarizes the activity for all restricted stock units (“RSUs”) under all of the Company’s equity incentive plans for the six months ended June 30, 2016 (shares in thousands):

		Weighted
		Average Grant
		Date Fair
	Shares	Value
Unvested balance at January 1, 2016	1,506	$10.44
Granted	2,156	6.07
Issued	(149)	9.38
Cancelled / forfeited	(128)	6.74
Unvested balance at June 30, 2016	3,385	$7.70

Employee Stock Purchase Plan

In July 2015, the board of directors approved the 2015 Employee Stock Purchase Plan (“ESPP”). Eligible employees are offered shares bi-annually through two six month offering periods, which begin on the first trading day on or after May 15 and November 15 of each year. The first offering period began on November 16, 2015. Employees may purchase a limited number of shares of the Company’s common stock via regular payroll deductions at a discount of 15% of the lower of the fair market value of the Company’s common stock on the first trading date of each offering period or on the exercise date. Employees may deduct up to 15% of payroll, with a cap of $25,000 of fair market value of shares in any calendar year and 2,000 shares per employee per offering period.

Stock-Based Compensation Expense

The Company recognized stock-based compensation expense, including ESPP expenses, in the consolidated statements of operations as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Cost of operating leases and incentives	$632	$248	$839	$297
Cost of solar energy systems and product sales	117	35	198	112
Sales and marketing	1,890	1,209	3,508	1,636
Research and development	149	64	246	126
General and administration	2,050	1,645	3,856	4,250
Total	$4,838	$3,201	$8,647	$6,421

Note 12. Income Taxes

The income tax expense rate for the three and six months ended June 30, 2016 was 5.2% and 2.3%, respectively. The income tax benefit rate for the three and six months ended June 30, 2015 was 11.1% and 5.7%, respectively. The differences between the actual consolidated effective income tax rate and the U.S. federal statutory rate were primarily attributable to the allocation of losses on noncontrolling interest and redeemable noncontrolling interests, the prepaid income taxes due to intercompany transactions and other miscellaneous items.

The Company sells solar energy systems to investment Funds. As the investment Funds are consolidated by the Company, the gain on the sale of the assets has been eliminated in the consolidated financial statements.  These transactions are treated as intercompany sales and any tax expense incurred related to these sales is being deferred and amortized over the estimated useful life of the underlying systems which has been estimated to be 30 years. The deferral of the tax expense results in recording of a prepaid tax asset. As of June 30, 2016 and December 31, 2015, the Company recorded long–term prepaid tax assets of $278.6 million and $190.1 million, respectively, net of amortization.

Uncertain Tax Positions

As of June 30, 2016 and December 31, 2015, the Company had $1.5 million of unrecognized tax benefits related to the acquisition of CEE. In addition, there was $0.3 million of interest and penalties for uncertain tax positions as of June 30, 2016 and December 31, 2015. The Company does not have any tax positions for which it is reasonably possible that the total amount of gross unrecognized benefits will increase or decrease within the next 12 months. The Company is subject to taxation and files income tax returns in the United States, and various state and local jurisdictions. Due to the Company’s net losses, substantially all of its federal, state and local income tax returns since inception are still subject to audit.

Note 13. Commitments and Contingencies

Letters of Credit

As of June 30, 2016 and December 31, 2015, the Company had $8.5 million and $3.5 million, respectively, of unused letters of credit outstanding, which carry fees ranging from 2.50% - 2.75% and 2.00% - 3.25%, respectively, per annum.

Non-cancellable Operating Leases

The Company leases facilities and equipment under non-cancellable operating leases. Total operating lease expenses were $2.9 million and $1.5 million for the three months ended June 30, 2016 and 2015, respectively, and $5.6 million and $2.6 million for the six months ended June 30, 2016 and 2015, respectively.

Certain operating leases contain rent escalation clauses, which are recorded on a straight-line basis over the initial term of the lease with the difference between the rent paid and the straight-line rent recorded as a deferred rent liability. Lease incentives received from landlords are recorded as deferred rent liabilities and are amortized on a straight-line basis over the lease term as a reduction to rent expense. Deferred rent liabilities were $2.4 million and $1.9 million as of June 30, 2016 and December 31, 2015, respectively.

Capital Lease Obligations

As of June 30, 2016 and December 31, 2015, capital lease obligations were $28.3 million and $24.0 million, respectively. The capital lease obligations bear interest at rates up to 10% per annum.

Purchase Commitments

In January 2015, the Company entered into a purchase commitment with one of its suppliers to purchase $70.0 million of photovoltaic modules over the next 12 months with the first modules delivered in January 2015. In October 2015, the Company amended its commitment to purchase additional photovoltaic modules to be delivered until December 2016, for a total commitment of $146.0 million. In February 2016, the Company amended its commitment to reduce the price for products delivered after April 1, 2016. In July 2016, the Company amended its commitment to reduce the price of products delivered after July 11, 2016. As of June 30, 2016, the Company had $33.0 million of purchase commitments remaining.

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

ITC and Cash Grant Indemnification

The Company is contractually committed to compensate certain investors for any losses that they may suffer in certain limited circumstances resulting from reductions in ITCs or U.S. Treasury grants. Generally, such obligations would arise as a result of reductions to the value of the underlying solar energy systems as assessed by the Internal Revenue Service (the “IRS”) or U.S. Department of the Treasury. At each balance sheet date, the Company assesses and recognizes, when applicable, the potential exposure from this obligation based on all the information available at that time, including any audits undertaken by the IRS. The Company believes that any payments to the investors in excess of the amount already recognized by the Company for this obligation are not probable based on the facts known as of the filing date of this Quarterly Report on Form 10-Q. The maximum potential future payments that the Company could have to make under this obligation would depend on the difference between the fair values of the solar energy systems sold or transferred to the Funds as determined by the Company and the values the IRS would determine as the fair value for the systems for purposes of claiming ITCs. ITCs are claimed based on the statutory regulations from the IRS. The Company uses fair values determined with the assistance of an independent third-party appraisal as the basis for determining the ITCs that are passed-through to and claimed by the Fund investors. Since the Company cannot determine how the IRS will evaluate system values used in claiming ITCs, the Company is unable to reliably estimate the maximum potential future payments that it could have to make under this obligation as of each balance sheet date.

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

In July 2012, the U.S. Department of the Treasury and the Department of Justice (together, the “Government”) opened a civil investigation into the participation by residential solar developers in the Section 1603 grant program. The Government served subpoenas on several developers, including Sunrun, along with their investors and valuation firms. The focus of the investigation is the claimed fair market value of the solar systems the developers submitted to the Government in their grant applications. The Company has cooperated fully with the Government and plans to continue to do so. No claims have been brought against the Company. The Company is not able to estimate the ultimate outcome or a range of possible loss at this point in time.

On April 13, 2016, a purported shareholder class action captioned Pytel v. Sunrun Inc., et al., Case No. CIV 538215, was filed in the Superior Court of California, County of San Mateo, against the Company, certain of the Company’s directors and officers, the underwriters of the Company’s initial public offering and certain other defendants. The complaint generally alleges that the defendants violated Sections 11, 12, and 15 of the Securities Act of 1933 by making false or misleading statements in connection with the Company’s August 5, 2015 initial public offering regarding the continuation of net metering programs. The plaintiffs seek to represent a class of persons who acquired the Company’s common stock pursuant or traceable to the initial public offering. Plaintiffs seek compensatory damages, including interest, rescission or rescissory damages, an award of reasonable costs and attorneys’ fees, and any equitable or injunctive relief deemed appropriate by the court. On April 21, 2016, a purported shareholder class action captioned Mancy v. Sunrun Inc., et al., Case No. CIV 538303, was filed in the Superior Court of California, County of San Mateo. On April 22, 2016, a purported shareholder class action captioned Brown et al. v. Sunrun Inc., et al., Case No. CIV 538311, was filed in the Superior Court of California, County of San Mateo. On April 29, 2016, a purported shareholder class action captioned Baker et al. v. Sunrun Inc., et al., Case No. CIV 538419, was filed in the Superior Court of California, County of San Mateo. On May 6, 2016, a purported shareholder class action captioned Greenberg v. Sunrun Inc., et al., Case 3:16-cv-02480, was filed in the United States District Court for the Northern District of California.  On May 10, 2016, a purported shareholder class action captioned Nunez v. Sunrun Inc., et al., Case No. CIV 538593, was filed in the Superior Court of California, County of San Mateo.  On June 10, 2016, a purported shareholder class action captioned Steinberg v. Sunrun Inc., et al., Case No. 539064, was filed in the Superior Court of California, County of San Mateo. The Mancy, Brown, Baker, Greenberg, Nunez and Steinberg complaints are substantially similar to the Pytel complaint, and seek similar relief against similar defendants on behalf of the same purported class.

On April 21, 2016, a purported shareholder class action captioned Cohen, et al. v. Sunrun Inc., et al., Case No. CIV 538304, was filed in the Superior Court of California, County of San Mateo, against the Company, certain of the Company’s directors and officers, and the underwriters of the Company’s initial public offering. The complaint generally alleges that the defendants violated Sections 11, 12, and 15 of the Securities Act of 1933 by making false or misleading statements in connection with an August 5, 2015 initial public offering regarding the Company’s business practices and its dependence on complex financial instruments. The Cohen plaintiffs seek to represent the same class and seek similar relief as the plaintiffs in the Pytel, Mancy, Brown, Greenberg, Nunez, Steinberg and Baker actions.

The Company intends to defend itself vigorously against these complaints. The Company is not able to estimate the ultimate outcome or a range of possible loss at this time.

On May 19, 2016, a shareholder derivative complaint captioned Smith v. Sunrun Inc., et al., Case No. CIV 538739, was filed in the Superior Court of California, County of San Mateo, against certain of the Company’s directors and officers, certain other defendants, and the Company as nominal defendant. The complaint generally alleges that the defendants caused the Company to make false or misleading statements in connection with the Company’s August 5, 2015 initial public offering, in violation of Sections 11, 12, and 15 of the Securities Act of 1933, and as a result breached their fiduciary duties, were unjustly enriched, engaged in misconduct that constituted an abuse of their ability to control and influence the Company, engaged in gross mismanagement, and caused waste of corporate assets. Plaintiffs seek declaratory and compensatory relief, including pre- and post-judgment interest, as well as an order directing the Company to reform and improve its corporate governance and internal procedures.

The Company believes that the plaintiffs in the derivative actions lacks standing to pursue litigation on behalf of the Company. The derivative action is still in the initial stages. Accordingly, the Company is not able to estimate the ultimate outcome or a range of possible loss at this time.

Note 14. Net Income (Loss) Per Share

The computation of the Company’s basic and diluted net loss per share are as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Numerator:
Net income (loss) attributable to common stockholders	$32,643	$7,540	$45,777	$(10,455)
Less: Net income allocated to participating securities	—	(7,540)	—	—
Net Income (loss) available to common stockholders	$32,643	$—	$45,777	$(10,455)
Denominator:
Weighted average shares used to compute net income (loss) per share attributable to common stockholders, basic	101,969	26,215	101,621	25,322
Weighted average effect of potentially dilutive shares to purchase common stock	2,799	—	2,873	—
Weighted average shares used to compute net income (loss) per share attributable to common stockholders, diluted	104,768	26,215	104,494	25,322
Net income (loss) per share attributable to common stockholders
Basic	$0.32	$—	$0.45	$(0.41)
Diluted	$0.31	$—	$0.44	$(0.41)

The following shares were excluded from the computation of diluted net income (loss) per share as the impact of including those shares would be anti-dilutive (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Preferred stock	—	54,841	—	54,841
Warrants	1,251	—	1,251	—
Outstanding stock options	8,060	12,454	8,060	12,454
Unvested restricted stock units	1,328	35	1,328	35
Total	10,639	67,330	10,639	67,330

Note 15. Related Party Transactions

An individual who serves as one of the Company’s directors has direct and indirect ownership interests in Enphase Energy, Inc. (“Enphase”). For the three months ended June 30, 2016 and 2015, the Company recorded $1.4 million and $2.4 million, respectively, and $14.4 million and $4.8 million for the six months ended June 30, 2016 and 2015, respectively, in purchases from Enphase and had outstanding payables to Enphase of $3.1 million and $0.7 million as of June 30, 2016 and December 31, 2015, respectively.

An individual who serves as one of the Company’s directors is also a director of Aquion, Inc. For the three and six months ended June 30, 2016, the Company recorded $0.2 million in purchases from Aquion, Inc. and had outstanding payables of $0.2 million as of June 30, 2016. Prior to January 1, 2016, the Company did not make purchases from Aquion, Inc.

Note 16. Subsequent Events

In July 2016, a subsidiary of the Company entered into a secured credit agreement with a lender for up to $33.0 million in committed facilities. The interest rate on the initial draw was 6.79%. The facility is non-recourse to the Company and is secured by the net cash flows from the generation of contracted and uncontracted solar renewable energy credits (“SRECs”) by certain subsidiaries. The facility contains customary covenants including the requirement to provide lender reporting. The credit facility also contains certain provisions in the event of default which entitles the lender to take certain actions including acceleration of amounts due under the facilities.

In July 2016, the Company entered into an amendment to increase the syndicated working capital facility by an incremental $5.0 million, for a total commitment of $250.0 million.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion in this Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which statements involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:

•	our ability to finance solar energy systems through financing arrangements with fund or other investors;
•	our ability and intent to establish new investment funds;
•	our dependence on the availability of rebates, tax credits and other financial incentives;
•	determinations by the Internal Revenue Service or the U.S. Department of the Treasury of the fair market value of our solar energy systems;
•	the retail price of utility-generated electricity or electricity from other energy sources;
•	regulatory and policy development and changes;
•	our ability to maintain an adequate rate of revenue growth;
•	our industry’s continued ability to cut costs associated with solar service offerings;
•	the sufficiency of our cash, investment fund commitments and available borrowings to meet our anticipated cash needs;
•	our need to raise capital and finance our operations from new and existing investors;
•	the potential impact of interest rates on our interest expense;
•	our business plan and our ability to effectively manage our growth;
•	our ability to further penetrate existing markets, expand into new markets and our expectations regarding market growth (including, but not limited to, expected cancellation rates);
•	our expectations concerning relationships with third parties, including the attraction and retention of qualified channel partners;
•	the impact of seasonality on our business;
•	our investment in research and development;
•	our expectations regarding certain performance objectives; and
•	the calculation of certain of our key financial and operating metrics and accounting policies.

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

You should read this Quarterly Report on Form 10-Q and the documents that we reference in this Quarterly Report on Form 10-Q and have filed with the Securities and Exchange Commission (the “SEC”) as exhibits to this Quarterly Report on Form 10-Q with the understanding that our actual future results, levels of activity, performance, and events and circumstances may be materially different from what we expect.

Overview

We provide clean, solar energy to homeowners at a significant savings compared to traditional utility energy. We have been selling solar energy to residential customers through a variety of offerings since we were founded in 2007. We, either directly or through one of our solar partners, install a solar energy system on a customer’s home and either sell the system to the homeowner or, as is more often the case, sell the energy generated by the system to the homeowner pursuant to a lease or power purchase agreement (“PPA”) with no or low upfront costs. We refer to these leases and PPAs as “Customer Agreements.” Following installation, a system is interconnected to the local utility grid. The home’s energy usage is provided by the solar energy system, with any additional energy needs provided by the local utility. Unless the solar energy system is connected to a battery, through the use of a bi-directional utility meter, any excess solar energy that is not immediately used by the homeowner is exported to the utility grid, and the homeowner generally receives a credit for the excess energy from their utility to offset future usage of utility-generated energy.

We offer our solar service offerings both directly to the homeowner and through our solar partners, which include sales and installation partners, and strategic partners, which include retail partners. In addition, we sell solar energy systems directly to customers for cash. We also sell solar energy panels and other products (such as racking) to resellers. As of June 30, 2016, we provided our solar services to customers in 15 states, plus the District of Columbia, and sold solar energy panels and other products to resellers throughout the United States. The majority of our cumulative systems deployed are in California.

We compete mainly with traditional utilities. In the markets we serve, our strategy is to price the energy we sell below prevailing local retail electricity rates. As a result, the price our customers pay to buy energy from us through our solar service offerings varies depending on the state where the customer lives and the local traditional utility that otherwise provides electricity to the customer as well as the prices other solar energy companies charge in that region. Even within the same neighborhood, site-specific characteristics drive meaningful variability in the revenue and cost profiles of each home. Using our proprietary technology, we target homes with advantageous revenue and cost characteristics, which means we are often able to offer pricing that allows customers to save more on their energy bill while maintaining our ability to meet our targeted returns. For example, with the insights provided by our technology, we can offer competitive pricing to customers with homes that have favorable characteristics, such as roofs that allow for easy installation, high electricity consumption, or low shading, effectively passing through the cost savings we are able to achieve on these installations to the homeowner.

Our ability to offer Customer Agreements depends in part on our ability to finance the purchase and installation of the solar energy systems by monetizing the resulting customer cash flows and related investment tax credits (“ITCs”), accelerated tax depreciation and other incentives from governments and local utilities. We monetize these incentives under tax equity investment funds which are generally structured as non-recourse project financings. From inception to August 8, 2016, we have established 25 investment funds, which represent financing for an estimated $4.2 billion in value of solar energy systems on a cumulative basis. We intend to establish additional investment funds and may also use debt, equity and other financing strategies to fund our growth.

Recent Developments

In January 2016, certain of our subsidiaries entered into secured credit facilities agreements with a syndicate of banks for up to $250.0 million in committed facilities. The facilities include a $220.0 million aggregation facility (“Aggregation Facility”), a $23.0 million term loan (“Term Loan”) and a $7.0 million letter of credit facility. The Aggregation Facility bears an interest rate of LIBOR + 2.50% in the initial three-year revolving availability period, stepping up to LIBOR + 2.75% in the following two-year period. The Term Loan bears an interest rate of LIBOR + 5.00% in the first three years, stepping up to LIBOR + 6.5% in the following two-year period, with a LIBOR floor of 1.00% in all cases. The principal and accrued interest on any outstanding loans mature on December 31, 2020.  In May 2016, certain subsidiaries of the Company entered into amendments which increased the committed Aggregation Facility by $90.0 million to $310.0 million. No other material amendments were entered into in respect of these facilities.

The facilities are non-recourse to Sunrun and are secured by net cash flows of certain subsidiaries from Customer Agreements, less certain operating, maintenance and other expenses which are available to the borrowers after distributions to tax equity investors. The facilities contain customary covenants including the requirement to maintain certain financial measurements and provide lender reporting. The credit facilities also contain certain provisions in the event of default which entitle lenders to take certain actions including acceleration of amounts due under the facilities.

In March 2016, one of our subsidiaries entered into a $24.5 million secured, non-recourse loan agreement. The loan will be repaid through cash flows from a lease pass-through arrangement we previously entered into. The loan matures in September 2022 and has an interest rate of LIBOR + 2.25%. The loan agreement contains customary covenants including the requirement to maintain certain financial measurements and provide lender reporting. The loan also contains certain provisions in the event of default which entitles the lender to take certain actions including acceleration of amounts due under the loan.

In June 2016 and July 2016, certain of our subsidiaries entered into amendments with respect to the syndicated working capital facility previously entered into in April 2015. These amendments increased the aggregate commitments under this facility to $250.0 million. No other material amendments were entered into with respect to this facility.

In July 2016, one of our subsidiaries entered into a secured credit agreement with a lender for up to $33.0 million in committed facilities. The interest rate on the initial draw was 6.79%. The facility is non-recourse to the Company and is secured by the net cash flows from the generation of contracted and uncontracted SRECs by certain subsidiaries. The facility contains customary covenants including the requirement to provide lender reporting. The credit facility also contains certain provisions in the event of default which entitles the lender to take certain actions including acceleration of amounts due under the facility.

At the end of 2015, we began to slow our operations in Nevada as the result of proposed regulatory changes, including elimination of net metering. In early 2016, we ceased our operations in Nevada in response to the issuance of the final rules by the Nevada Public Utilities Commission.

Investment Funds

Our Customer Agreements provide for recurring customer payments, typically over 20 years, and the related solar energy systems are generally eligible for ITCs, accelerated tax depreciation and other government or utility incentives. Our financing strategy is to monetize these benefits at a low weighted average cost of capital. This low cost of capital enables us to offer attractive pricing to our customers for the energy generated by the solar energy system on their homes. Historically, we have monetized a portion of the value created by our Customer Agreements and the related solar energy systems through investment funds. These assets are attractive to fund investors due to the long-term, recurring nature of the cash flows generated by our Customer Agreements, the high credit scores of our customers, the fact that energy is a non-discretionary good and our low loss rates. In addition, fund investors can receive attractive after-tax returns from our investment funds due to their ability to utilize ITCs, accelerated depreciation and certain government or utility incentives associated with the funds’ ownership of solar energy systems.

From inception to August 8, 2016, we have formed 25 investment funds. Of these 25 funds, 20 are currently active and are described below. We have established different types of investment funds to implement our asset monetization strategy. Depending on the nature of the investment fund, cash may be contributed to the investment fund by the investor upfront or in stages based on milestones associated with the design, construction or interconnection status of the solar energy systems. The cash contributed by the fund investor is used by the investment fund to purchase solar energy systems. The investment funds either own or enter into a master lease with a Sunrun subsidiary for the solar energy systems, Customer Agreements and associated incentives. We then receive on-going cash distributions from the investment funds representing a portion of the monthly customer payments received. We use the upfront cash, as well as on-going distributions to cover our costs associated with designing, purchasing and installing the solar energy systems. In addition, we also use debt, equity and other financing strategies to fund our operations. The allocation of the economic benefits between us and the fund investor and the corresponding accounting treatment varies depending on the structure of the investment fund.

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

Key Operating Metrics

We regularly review a number of metrics, including the following key operating metrics, to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make strategic decisions. Some of our key operating metrics are estimates that are based on our management’s beliefs and assumptions and on information currently available to management. Although we believe that we have a reasonable basis for each of these estimates, we caution you that these estimates are based on a combination of assumptions that may prove to be inaccurate over time. Such inaccuracies could be material to our actual results when compared to our calculations.  Please see the section titled “Risk Factors” in this Quarterly Report on Form 10-Q for more information. Furthermore, other companies may calculate these metrics differently than we do now or in the future, which would reduce their usefulness as a comparative measure.

•	Megawatts Booked represents the aggregate megawatt production capacity of our solar energy systems sold directly to customers or subject to an executed Customer Agreement, net of cancellations.
•

Megawatts Deployed represents the aggregate megawatt production capacity of our solar energy systems, whether sold directly to customers or subject to executed Customer Agreements, for which we have (i) confirmation that the systems are installed on the roof, subject to final inspection or (ii) in the case of certain system installations by our partners, accrued at least 80% of the expected project cost.

•

Estimated Nominal Contracted Payments Remaining equals the sum of the remaining cash payments that customers are expected to pay over the initial terms of their Customer Agreements (not including the value of any renewal or system purchase at the end of the initial contract term, but including estimated uncollected prepayments), for systems contracted as of the measurement date.

•

Estimated Retained Value represents the estimated nominal contracted payments remaining (discounted at 6%), less substantially all value from solar renewable energy credits (“SRECs”) prior to July 1, 2015. It also includes a discounted (at 6%) estimate of the value of the solar system purchase or contract renewal at the end of the initial term.  Estimated retained value is calculated as the discounted cash flows less estimated distributions to investors in consolidated joint ventures and less estimated operating, maintenance and administrative expenses for systems contracted as of the measurement date. We do not deduct amounts we are obligated to pass through to investors in lease pass-throughs as we consider those obligations as debt obligations.

o

Estimated Retained Value Under Energy Contract represents the net cash flows during the initial (typically 20 year) term of our Customer Agreements (less substantially all value from SRECs prior to July 1, 2015.

o

Estimated Retained Value of Purchase or Renewal is the forecasted net present value we would receive upon or following the expiration of the initial contract term (either in the form of cash payments during any applicable renewal period or a system purchase at the end of the initial term).

o

Estimated Retained Value Per Watt is calculated by dividing the estimated retained value as of the measurement date by the aggregate nameplate capacity of solar energy systems deployed with executed Customer Agreements as of such date.

	For the Three Months Ended June 30,
	2016	2015
MW booked (during the period)	74	61
MW deployed (during the period)	65	42

	As of June 30,
	2016	2015
Cumulative megawatts deployed (end of period)	721	473

	As of June 30,
	2016	2015
	(in thousands, except per watt values)
Estimated nominal contracted payments remaining	$2,728,857	$1,917,267

Estimated retained value under energy contract	1,162,804	807,843
Estimated retained value of purchase or renewal	562,692	415,142
Estimated retained value	$1,725,496	$1,222,985

Estimated retained value per watt	$2.30	$2.39

Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting policies and estimates during the six months ended June 30, 2016 from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the SEC pursuant to the Exchange Act.

Results of Operations

The results of operations presented below should be reviewed in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenue:	(in thousands, except per share data)
Operating leases and incentives	$45,394	$34,458	$79,934	$56,766
Solar energy systems and product sales	77,144	38,232	141,347	65,601
Total revenue	122,538	72,690	221,281	122,367
Operating expenses:
Cost of operating leases and incentives	38,608	27,067	76,708	48,444
Cost of solar energy systems and product sales	61,600	34,624	119,112	59,954
Sales and marketing	43,716	33,976	86,904	58,902
Research and development	2,373	2,492	4,836	4,779
General and administrative	23,614	19,677	46,862	39,983
Amortization of intangible assets	1,051	1,051	2,103	1,593
Total operating expenses	170,962	118,887	336,525	213,655
Loss from operations	(48,424)	(46,197)	(115,244)	(91,288)
Interest expense, net	13,063	8,433	24,578	15,563
Loss on early extinguishment of debt	—	431	—	431
Other expenses (income), net	30	1,019	(502)	1,318
Loss before income taxes	(61,517)	(56,080)	(139,320)	(108,600)
Income tax benefit	3,210	(6,215)	3,210	(6,215)
Net loss	(64,727)	(49,865)	(142,530)	(102,385)
Net loss attributable to noncontrolling interests and redeemable noncontrolling interests	(97,370)	(57,405)	(188,307)	(91,930)
Net income (loss) attributable to common stockholders	$32,643	$7,540	$45,777	$(10,455)
Less: Net income allocated to participating securities	—	(7,540)	—	—
Net income (loss) available to common stockholders	$32,643	$—	$45,777	$(10,455)

Net income (loss) per share attributable to common stockholders
Basic	$0.32	$—	$0.45	$(0.41)
Diluted	$0.31	$—	$0.44	$(0.41)
Weighted average shares used to compute net income (loss) per share attributable to common stockholders
Basic	101,969	26,215	101,621	25,322
Diluted	104,768	26,215	104,494	25,322

Comparison of the Three Months Ended June 30, 2016 and 2015

Revenue

	Three Months Ended June 30,		Change
	2016	2015	$	%
	(in thousands)
Operating leases	$32,980	$22,915	$10,065	44%
Incentives	12,414	11,543	871	8%
Operating leases and incentives	45,394	34,458	10,936	32%
Solar energy systems	35,878	7,028	28,850	411%
Products	41,266	31,204	10,062	32%
Solar energy systems and product sales	77,144	38,232	38,912	102%
Total revenue	$122,538	$72,690	$49,848	69%

Operating Leases and Incentives. Operating lease revenue increased by $10.1 million, due to both an increase in solar energy systems under Customer Agreements being placed in service in the period from July 1, 2015 through June 30, 2016 and due to a full quarter of revenue recognized in the second quarter of 2016 for systems placed in service in the second quarter of 2015 versus only a portion recognized in the second quarter of 2015. Revenue from incentives increased by $0.9 million primarily due to an increase in ITC revenue, which relates to solar systems in lease pass-through funds being placed in service in the prior year as we recognize revenue from the monetization of these ITCs annually over five years on each anniversary of a solar energy system’s permission-to-operate date.

Solar Energy Systems and Product Sales. Revenue from solar energy systems sales increased by $28.9 million compared to the prior year period due to increased sales and marketing efforts. Product sales increased by $10.1 million compared to the prior period due to increases in the volume of all products sold.

Operating Expenses

	Three Months Ended June 30,		Change
	2016	2015	$	%
	(in thousands)
Cost of operating lease and incentives	$38,608	$27,067	$11,541	43%
Cost of solar energy systems and product sales	61,600	34,624	26,976	78%
Sales and marketing	43,716	33,976	9,740	29%
Research and development	2,373	2,492	(119)	-5%
General and administrative	23,614	19,677	3,937	20%
Amortization of intangible assets	1,051	1,051	—	0%
Total operating expenses	$170,962	$118,887	$52,075	44%

Cost of Operating Leases and Incentives. These costs are comprised of depreciation and amortization of solar energy system equipment costs and initial direct costs, as well as non-capitalizable costs associated with building and maintaining solar energy systems subject to Customer Agreements. The $11.5 million increase in cost of operating leases and incentives was primarily due to the increase in solar energy systems placed in service in the period from July 1, 2015 through June 30, 2016, plus a full quarter of costs recognized for systems placed in service in the second quarter of 2015 versus only a portion recognized in the second quarter of 2015.

Cost of Solar Energy Systems and Product Sales. These costs are comprised of material and personnel costs associated with solar energy systems sold directly to customers as well as solar panels, inverters and other solar-related products sold to resellers, as well as the costs associated with the customer lead sales for CEE. The $27.0 million increase in cost of solar energy systems and product sales represents an increase in volume of all products sold.

Sales and Marketing Expense. The $9.7 million increase in sales and marketing expense was attributable to the expansion of our direct-to-consumer channel as well as costs associated with the growth of our business including entering new markets, which resulted in increasing hiring of sales and marketing personnel and internal lead generation costs.

General and Administrative Expense. The $3.9 million increase in general and administrative expenses primarily relates to an increase in professional services and hiring of personnel to support the growth of our business and ability to operate as a public company.

Non-Operating Expenses

	Three Months Ended June 30,		Change
	2016	2015	$	%
	(in thousands)
Interest expense, net	$13,063	$8,433	$4,630	55%
Loss on early extinguishment of debt	—	431	(431)	(100)%
Other expenses (income), net	30	1,019	(989)	(97)%
Total interest and other expenses, net	$13,093	$9,883	$3,210	32%

Interest Expense, net. The increase in interest expense, net of $4.6 million was related to additional borrowings entered into in late 2015 and in the six months ended June 30, 2016.

Other Expenses (income), net. The decrease in other expenses (income), net of $1.0 million primarily relates to expenses incurred related to an entity which was recorded on an equity method basis of accounting in 2015.

Income Tax Expense (Benefit)

	Three Months Ended June 30,		Change
	2016	2015	$	%
	(in thousands)
Income tax expense (benefit)	$3,210	$(6,215)	$9,425	(152)%

The tax expense at the statutory rate of 34.0% for the three months ended June 30, 2016 was reduced by the allocation of the losses to noncontrolling interests and redeemable noncontrolling interests of 54.2%, by other miscellaneous items of 0.7% and increased by the tax impact of intercompany transactions of 15.7%. The tax benefit at the statutory rate of 34.0% for the three months ended June 30, 2015 was reduced by the allocation of the losses to noncontrolling interests and redeemable noncontrolling interests of 34.8%, and increased by the tax impact of intercompany transactions of 11.1% and other miscellaneous items of 0.8%.

Net Loss Attributable to Noncontrolling Interests and Redeemable Noncontrolling Interests

	Three Months Ended June 30,		Change
	2016	2015	$	%
	(in thousands)
Net loss attributable to noncontrolling interests and redeemable noncontrolling interests	$(97,370)	$(57,405)	$(39,965)	70%

The increase in net loss attributable to noncontrolling interests and redeemable noncontrolling interests was primarily a result of the addition of five investment funds since June 30, 2015, as well as the HLBV method used in determining the amount of net loss attributable to noncontrolling interests and redeemable noncontrolling interests, which generally allocates more loss to the noncontrolling interest in the first several years after fund formation.

Comparison of the Six Months Ended June 30, 2016 and 2015

Revenue

	Six Months Ended June 30,		Change
	2016	2015	$	%
	(in thousands)
Operating leases	$58,307	$40,047	$18,260	46%
Incentives	21,627	16,719	4,908	29%
Operating leases and incentives	79,934	56,766	23,168	41%
Solar energy systems	66,070	12,834	53,236	415%
Products	75,277	52,767	22,510	43%
Solar energy systems and product sales	141,347	65,601	75,746	115%
Total revenue	$221,281	$122,367	$98,914	81%

Operating Leases and Incentives. Operating lease revenue increased by $18.3 million related to an increase in solar assets under Customer Agreements being placed in service in the period from July 1, 2015 through June 30, 2016 and due to a full half year of revenue recognized in 2016 for systems placed in service in the first half of 2015 versus only a portion recognized in 2015. Revenue from incentives increased by $4.9 million primarily due to an increase in ITC revenue, which relates to solar systems in lease pass-through funds being placed in service in the prior year as we recognize revenue from the monetization of these ITCs annually over five years on each anniversary of a solar energy system’s permission-to-operate date.

Solar Energy Systems and Product Sales. Revenue from solar energy systems sales increased by $53.2 million compared to the prior year period due to increased sales and marketing efforts. Product sales increased by $22.5 million compared to the prior period due to increases in volume of all products sold and our acquisition of CEE in April 2015.

Operating Expenses

	Six Months Ended June 30,		Change
	2016	2015	$	%
	(in thousands)
Cost of operating lease and incentives	$76,708	$48,444	$28,264	58%
Cost of solar energy systems and product sales	119,112	59,954	59,158	99%
Sales and marketing	86,904	58,902	28,002	48%
Research and development	4,836	4,779	57	1%
General and administrative	46,862	39,983	6,879	17%
Amortization of intangible assets	2,103	1,593	510	32%
Total operating expenses	$336,525	$213,655	$122,870	58%

Cost of Operating Leases and Incentives. These costs are comprised of depreciation and amortization of solar energy system equipment costs and initial direct costs, as well as non-capitalizable costs associated with building and maintaining solar energy systems subject to Customer Agreements. The $28.3 million increase in cost of operating leases and incentives was primarily due to the increase in solar energy systems placed in service in the period from July 1, 2015 through June 30, 2016, plus a full half year of costs recognized for systems placed in service in the first half of 2015 versus only a portion recognized in 2015. In addition, we incurred $1.7 million in severance-related expenses and cancellation expenses related to the exit of our Nevada operations during the first quarter of 2016.

Cost of Solar Energy Systems and Product Sales. These costs are comprised of material and personnel costs associated with solar energy systems sold directly to customers as well as solar panels, inverters and other solar-related products sold to resellers, as well as the costs associated with the customer lead sales for CEE. The $59.2 million increase in cost of solar energy systems and product sales represents an increase in volume of all products sold. In addition, we incurred $0.3 million in severance-related expenses and cancellation expenses related to the exit of our Nevada operations during the first quarter of 2016.

Sales and Marketing Expense. The $28.0 million increase in sales and marketing expense was attributable to the expansion of our direct-to-consumer channel as well as costs associated with the growth of our business including entering new markets, which resulted in increasing hiring of sales and marketing personnel and internal lead generation costs. In addition, we incurred $1.6 million related to a write-off of initial direct costs related to canceled deals and severance-related expenses in connection with the exit of our Nevada operations.

General and Administrative Expense. The $6.9 million increase in general and administrative expenses primarily relates to an increase in professional services and hiring of personnel to support the growth of our business and ability to operate as a public company.

Amortization of Intangible Assets. The $0.5 million increase in amortization expense resulted from the amortization of intangible assets acquired from the CEE acquisition in April 2015.

Non-Operating Expenses

	Six Months Ended June 30,		Change
	2016	2015	$	%
	(in thousands)
Interest expense, net	$24,578	$15,563	$9,015	58%
Loss on early extinguishment of debt	—	431	(431)	(100)%
Other expenses (income), net	(502)	1,318	(1,820)	(138)%
Total interest and other expenses, net	$24,076	$17,312	$6,764	39%

Interest Expense, net. The increase in interest expense, net of $9.0 million was related to additional borrowings entered into in late 2015 and in the six months ended June 30, 2016.

Other Expenses (income), net. The decrease in other expenses (income), net of $1.8 million primarily relates to expenses incurred related to an entity which was recorded on an equity method basis of accounting in 2015 and the change in fair value of warrant derivatives that were issued to former Series D and E preferred stockholders as an inducement to convert their shares of convertible preferred stock into shares of common stock immediately prior to the closing of our initial public offering.

Income Tax Expense (Benefit)

	Six Months Ended June 30,		Change
	2016	2015	$	%
	(in thousands)
Income tax expense (benefit)	$3,210	$(6,215)	$9,425	(152)%

The tax expense at the statutory rate of 34.0% for the six months ended June 30, 2016 was reduced by the allocation of the losses to noncontrolling interests and redeemable noncontrolling interests of 45.9%, by other miscellaneous items of 1.1% and increased by the tax impact of intercompany transactions of 10.7%. The tax benefit at the statutory rate of 34.0% for the six months ended June 30, 2015 was reduced by the allocation of the losses to noncontrolling interests and redeemable noncontrolling interests of 28.8% and other miscellaneous items of 1.3%, and increased by the tax impact of intercompany transactions of 1.8%.

Net Loss Attributable to Noncontrolling Interests and Redeemable Noncontrolling Interests

	Six Months Ended June 30,		Change
	2016	2015	$	%
	(in thousands)
Net loss attributable to noncontrolling interests and redeemable noncontrolling interests	$(188,307)	$(91,930)	$(96,377)	105%

The increase in net loss attributable to noncontrolling interests and redeemable noncontrolling interests was primarily a result of the addition of five investment funds since June 30, 2015, as well as the HLBV method used in determining the amount of net loss attributable to noncontrolling interests and redeemable noncontrolling interests, which generally allocates more loss to the noncontrolling interest in the first several years after fund formation.

Liquidity and Capital Resources

As of June 30, 2016, we had cash of $207.2 million, which consisted of cash held in checking and savings accounts with financial institutions. We finance our operations mainly through a variety of financing fund arrangements that we have formed with fund investors, borrowings, cash generated from our sources of revenue and more recently, proceeds from secured credit facilities agreements with a syndicate of banks for up to $340.0 million in committed facilities and a $24.5 million secured, non-recourse loan arrangement. Our principal uses of cash are funding our business, including the costs of acquisition and installation of solar energy systems, satisfaction of our obligations under our debt instruments and other working capital requirements. Our business model requires substantial outside financing arrangements to grow the business and facilitate the deployment of additional solar energy systems. The solar energy systems that are operational are expected to generate a positive return rate over the term of the Customer Agreement, typically 20 years. However, in order to grow, we will continue to be dependent on financing from outside parties. If financing is not available to us on acceptable terms if and when needed, we may be required to reduce planned spending, which could have a material adverse effect on our operations. While there can be no assurances, we anticipate raising additional required capital from new and existing investors. We believe our cash, investment fund commitments and available borrowings as further described below will be sufficient to meet our anticipated cash needs for at least the next 12 months. The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
	2016	2015
	(in thousands)
Consolidated cash flow data:
Net cash used in operating activities	$(98,413)	$(44,602)
Net cash used in investing activities	(345,680)	(277,069)
Net cash provided by financing activities	447,449	286,127
	$3,356	$(35,544)

Operating Activities

During the six months ended June 30, 2016, we used $98.4 million in net cash in operating activities. The driver of our operating cash inflow consists of payments received from customers. During the six months ended June 30, 2016, we had an increase in deferred revenue of approximately $3.3 million relating to upfront lease payments received from customers and solar energy system incentive rebate payments received from various state and local utilities. This increase was offset by our operating cash outflows of $79.3 million from our net loss excluding non-cash and non-operating items. Changes in inventory resulted in a cash outflow of $16.8 million. Changes in working capital, other than deferred revenue and inventory, resulted in an outflow of cash of $5.6 million.

During the six months ended June 30, 2015, we used $44.6 million in net cash from operations. We had an increase in deferred revenue of approximately $20.3 million, which was offset by our operating cash outflows of $67.1 million from our net loss excluding non-cash and non-operating items. Net changes in working capital resulted in an inflow of cash of $2.2 million.

Investing Activities

During the six months ended June 30, 2016, we used $345.7 million in cash in investing activities. Of this amount, we used $332.5 million to acquire and install solar energy systems and components under our long-term Customer Agreements, $8.2 million for the acquisition of office equipment, leasehold improvements and furniture, and $5.0 million for additional purchase consideration for the acquisition of CEE.

During the six months ended June 30, 2015, we used $277.1 million in cash in investing activities. Of this amount, we used $257.8 million to acquire and install solar energy systems and components under our long-term Customer Agreements. We used $14.6 million for the CEE acquisition in April 2015. We also used $4.6 million for the acquisition of office equipment, leasehold improvements and furniture.

Financing Activities

During the six months ended June 30, 2016, we generated $447.4 million from financing activities. This was primarily driven by $234.2 million in net proceeds from fund investors, $206.3 million in proceeds from debt, net of debt issuance costs and repayments, including repayment of asset-backed notes, and $9.1 million from state grants, net of recapture.

During the six months ended June 30, 2015, we generated $286.1 million from financing activities. This was primarily driven by $194.0 million in net proceeds from fund investors, $95.4 million in proceeds from debt, net of debt issuance costs and repayments and $5.1 million from state grants, net of recapture.

Debt and Financing Fund Commitments

Debt Instruments

For a discussion of the terms and conditions of debt instruments and changes thereof in the period, refer to Note 6, Indebtedness, to our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Investment Fund Commitments

As of June 30, 2016, we had undrawn committed capital of approximately $341.6 million which may only be used to purchase and install solar energy systems. We intend to establish new investment funds in the future, and we may also use debt, equity or other financing strategies to finance our business.

Contractual Obligations and Other Commitments

The following table summarizes our contractual obligations as of June 30, 2016 (in thousands):

	Payments Due by Period
	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years	Total
	(in thousands)
Contractual Obligations:
Debt obligations (including future interest)	$30,180	$359,713	$198,717	$301,339	$889,949
Distributions payable to noncontrolling interests and redeemable noncontrolling interests	8,515	—	—	—	8,515
Purchase of photovoltaic modules	32,956	—	—	—	32,956
Capital lease obligations (including accrued interest)	12,130	15,102	2,424	77	29,733
Operating lease obligations	$9,454	$16,516	$5,920	3,608	35,498
Total contractual obligations	$93,235	$391,331	$207,061	$305,024	$996,651

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to certain market risks in the ordinary course of our business. Our primary exposure includes changes in interest rates because certain borrowings bear interest at floating rates based on LIBOR plus a specified margin. We sometimes manage our interest rate exposure on floating-rate debt by entering into derivative instruments to hedge all or a portion of our interest rate exposure in certain debt facilities. We do not enter into any derivative instruments for trading or speculative purposes. Changes in economic conditions could result in higher interest rates, thereby increasing our interest expense and operating expenses and reducing funds available for capital investments, operations and other purposes. A hypothetical 10% increase in our interest rates on our variable rate debt facilities would have increased our interest expense by $0.6 million and $0.3 million for the three months ended June 30, 2016 and 2015, respectively.

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

In connection with that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of June 30, 2016, our disclosure controls and procedures were effective and designed to provide reasonable assurance that the information required to be disclosed is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. We recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

See Note 13, Commitments and Contingencies, to our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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

Risks Related to Our Business and Our Industry

We need to raise capital to finance the continued growth of our residential solar service business. If capital is not available to us on acceptable terms, as and when needed, our business and prospects would be materially and adversely impacted. In addition, our business is affected by general economic conditions and related uncertainties affecting markets in which we operate. Volatility in current economic conditions could adversely impact our business, including our ability to raise financing.

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

In addition, our business and results of operations are materially affected by conditions in the global capital markets and the economy.  A general slowdown or volatility in current economic conditions, stemming from the level of U.S. national debt, currency fluctuations, unemployment rates, the availability and cost of credit, the U.S. housing market, inflation levels, negative interest rates, energy costs and concerns over the slow economic recovery could adversely affect our business, including our ability to raise financing.

There can be no assurance that we will be able to continue to successfully access capital in a manner that supports the growth of our business. Certain sources of capital may not be available in the future, and competition for any available funding may increase. We cannot be sure that we will be able to maintain necessary levels of funding without incurring high funding costs, unfavorable changes in the terms of funding instruments or the liquidation of certain assets. If we are unable to continue to offer a competitive investment profile, we may lose access to these funds or they may only be available on less favorable terms than those provided to our competitors or currently provided to us. If we are unable to arrange new or alternative methods of financing on favorable terms, our business, liquidity, financial condition, results of operations and prospects could be materially and adversely affected.

The solar energy industry is an emerging market that is constantly evolving and may not develop to the size or at the rate we expect.

The solar energy industry is an emerging and constantly evolving market opportunity. We believe the solar energy industry will take several years to fully develop and mature, and we cannot be certain that the market will grow at the rate we expect. For example, in the first half of 2016, we experienced increases in cancellations of our Customer Agreements in certain markets. Any future growth of the solar energy market and the success of our solar service offerings depend on many factors beyond our control, including recognition and acceptance of the solar service market by consumers, the pricing of alternative sources of energy, a favorable regulatory environment, the continuation of expected tax benefits and other incentives and our ability to provide our solar service offerings cost-effectively. If the markets for solar energy do not develop at the rate we expect, our business may be adversely affected.

Solar energy has yet to achieve broad market acceptance and depends in part on continued support in the form of rebates, tax credits and other incentives from federal, state and local governments. If this support diminishes, our ability to obtain external financing on acceptable terms, or at all, could be materially adversely affected. These types of funding limitations could lead to inadequate financing support for the anticipated growth in our business. Furthermore, growth in residential solar energy depends in part on macroeconomic conditions, retail prices of electricity and homeowner preferences, each of which can change quickly. Declining macroeconomic conditions, including in the job markets and residential real estate markets, could contribute to instability and uncertainty among homeowners and impact their financial wherewithal, credit scores or interest in entering into long-term contracts, even if such contracts would generate immediate and long-term savings.

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

The federal government currently offers a 30% ITC (the “Commercial ITC”) under Section 48(a) of the Internal Revenue Code of 1986, as amended (the “Code”), for the installation of certain solar power facilities prior to December 31, 2016, for taxpayers using solar property in a trade or business. The Commercial ITC was set to step down to 10% at the end of 2016, however in December 2015, Congress passed legislation extending the Commercial ITC for an additional five years with a ramp down from 30% to 26% in 2020 and then further to 22% in 2021. Current law states that the Commercial ITC will remain at 10% permanently after 2021. Potential investors must remain satisfied that the funding structures that we offer will make the tax benefits associated with solar energy systems available to these investors, which depends both on the investors’ assessment of the tax law and the absence of any unfavorable interpretations of that law. Adverse changes in existing law or interpretations of existing law by the Internal Revenue Service (the “IRS”) and the courts could reduce the willingness of investors to invest in funds associated with these solar energy systems. Accordingly, we cannot assure you that this type of financing will continue to be available to us. New investment fund structures or other financing mechanisms may also become available, and if we are unable to take advantage of these fund structures and financing mechanisms, we may be at a competitive disadvantage. If, for any reason, we were unable to finance our solar service offerings through tax-advantaged structures or if we were unable to realize or monetize Commercial ITCs or other tax benefits, we would no longer be able to provide our solar service offerings to new homeowners on an economically viable basis, which would have a material adverse effect on our business, financial condition and results of operations.

If the Internal Revenue Service or the U.S. Department of the Treasury makes determinations that the fair market value of our solar energy systems is materially lower than what we have claimed, we may have to pay significant amounts to our fund investors and our business, financial condition and prospects may be materially and adversely affected.

We and our fund investors claim the Commercial ITC or the U.S. Treasury grant in amounts based on the fair market value of our solar energy systems. We have obtained independent appraisals to determine the fair market values we report for claiming Commercial ITCs and U.S. Treasury grants. The IRS and the U.S. Treasury Department review these fair market values. With respect to U.S. Treasury grants, the U.S. Treasury Department reviews the reported fair market value in determining the amount initially awarded, and the IRS and the U.S. Treasury Department may also subsequently audit the fair market value and determine that amounts previously awarded must be repaid to the U.S. Treasury Department or that excess awards constitute taxable income for U.S. federal income tax purposes. With respect to Commercial ITCs, the IRS may review the fair market value on audit and determine that the tax credits previously claimed must be reduced. If the fair market value is determined in these circumstances to be less than what we reported, we may owe our fund investors an amount equal to this difference, plus any costs and expenses associated with a challenge to that valuation. We could also be subject to tax liabilities, including interest and penalties. If the IRS or the U.S. Treasury Department further disagrees now or in the future with the amounts we reported regarding the fair market value of our solar energy systems, or if we receive an adverse outcome with respect to the Department of the Treasury Inspector General investigation discussed elsewhere in the Risk Factors and in Item 1. Legal Proceedings in this Quarterly Report on Form 10-Q, it could have a material adverse effect on our business, financial condition and prospects. For example, a hypothetical five percent downward adjustment in the fair market value of the solar energy systems related to approximately $269.0 million in U.S. Treasury grants that we have received since the beginning of the U.S. Treasury grant program through December 31, 2014, would obligate us to repay approximately $14.0 million to our fund investors. Four of our investment funds are currently being audited by the IRS. Since the Company cannot determine how the IRS will evaluate system values used in claiming ITCs, the Company is unable to reliably estimate the maximum potential future payments that it could have to make under this obligation as of each balance sheet date.

We have historically benefited from declining costs in our industry, and our business and financial results may be harmed not only as a result of any increases in costs associated with our solar service offerings but also any failure of these costs to continue to decline as we currently expect. If we do not reduce our cost structure in the future, our ability to become profitable may be impaired.

Declining costs related to raw materials, manufacturing and the sale and installation of our solar service offerings has been a key driver in the pricing of our solar service offerings and, more broadly, homeowner adoption of solar energy. While historically the prices of solar panels and raw materials have declined, the cost of solar panels and raw materials could increase in the future, and such products’ availability could decrease, due to a variety of factors, including trade barriers, export regulations, regulatory or contractual limitations, industry market requirements and changes in technology and industry standards. Any such cost increases or decreases in availability could slow our growth and cause our financial results and operational metrics to suffer. For example, in the past, we and our solar partners purchased a significant portion of the solar panels used in our solar service offerings from manufacturers based in China or such panels have contained components from China. The U.S. government has recently imposed antidumping and countervailing duties on solar cells manufactured in China. In addition, we may face other increases in our operating expenses, including increases in wages or other labor costs, as well as marketing, sales or branding related costs. In addition, we are investing heavily in building our direct-to-consumer capabilities after our 2014 acquisition of the residential sales and installation business of Mainstream Energy Corporation, as well as its fulfillment business, AEE Solar, and its racking business, SnapNrack, which we refer to collectively as MEC. These investments included significantly increasing our installation capacity through the opening of new branches, increasing our hiring in construction and in associated management personnel, and increasing brand and sales and marketing expenses.

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

As of June 30, 2016, a substantial majority of states have adopted net metering policies. Net metering policies are designed to allow homeowners to serve their own load using on-site energy generation. Electricity that is generated by a solar energy system and consumed on-site avoids a retail energy purchase from the applicable utility, and excess electricity that is exported back to the electric grid generates a retail credit within a homeowner’s monthly billing period. At the end of the monthly billing period, if the homeowner has generated excess electricity within that month, the homeowner typically carries forward a credit for any excess electricity to be offset against future utility energy purchases. At the end of an annual billing period or calendar year, utilities either continue to carry forward a credit, or reconcile the homeowner’s final annual or calendar year bill using different rates (including zero credit) for the exported electricity.

Utilities, their trade associations, and fossil fuel interests in the country are currently challenging net metering policies, and seeking to either eliminate it, cap it, or impose charges on homeowners that have adopted net metering. For example, in October 2015 the Hawaii Public Utilities Commission issued an Order that eliminates net metering for all new customers. In its place, the Commission created an interim tariff that sets a reduced rate for the credit customers receive when they export power, and generally sets a path where all future solar systems will no longer be able to export power to the broader electrical grid. All existing net metering customers and customers who submitted net metering applications before October 12, 2015 are grandfathered indefinitely under the old rules. We will continue to build and service these systems.  In addition, in early 2016 we ceased our operations in Nevada in response to the elimination of net metering by the Nevada Public Utilities Commission.

Some states set limits on the total percentage of a utility’s customers that can adopt net metering. For example, New Hampshire, South Carolina and New Jersey have net metering caps. New York currently has no cap but that policy could be subject to change in the future, and other states we serve now or in the future may adopt net metering caps. If the net metering caps in these jurisdictions are reached without an extension of net metering policies, homeowners in the future will not have access to the economic value proposition net metering allows. For example, New Hampshire has commenced a regulatory proceeding to study net metering and determine whether the policy should continue as is once the state’s newly-extended 100 MW cap is hit. If changes to net metering policies occur without grandfathering to existing homeowners, as occurred recently in Nevada, those existing homeowners could be negatively impacted, which could create a default risk from those homeowners. Our ability to sell our solar service offerings may be adversely impacted by the failure to extend existing limits to net metering or the elimination of currently existing net metering policies. The failure to adopt a net metering policy where it currently is not in place would pose a barrier to entry in those states. Additionally, the imposition of charges that only or disproportionately impact homeowners that utilize net metering, or the introduction of rate designs such as the “unbundled” rates mentioned above, would adversely impact our business.

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

Utilities could also offer other value-added products or services that could help them compete with us even if the cost of electricity they offer is higher than ours. In addition, a majority of utilities’ sources of electricity are non-solar, which may allow utilities to sell electricity more cheaply than us. Moreover, regulated utilities are increasingly seeking approval to ‘rate-base’ their own residential solar businesses. Rate-basing means that utilities would receive guaranteed rates of return for their solar businesses. This is already commonplace for utility scale solar projects and commercial solar projects. While few utilities to date have received regulatory permission to rate-base residential solar, our competitiveness would be significantly harmed should more utilities receive such permission because we do not receive guaranteed profits for our solar service offerings.

We also face competition from other residential solar service providers. Some of these competitors have a higher degree of brand name recognition, differing business and pricing strategies, and greater capital resources than we have, as well as extensive knowledge of our target markets. If we are unable to establish or maintain a consumer brand that resonates with homeowners, or competes with the pricing offered by our competitors, our sales and market share position may be adversely affected as our growth is dependent on originating new homeowners. We may also face competitive pressure from companies who offer lower priced consumer offerings than us.

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

We also face competition from purely finance-driven nonintegrated competitors that subcontract out the installation of solar energy systems, from installation businesses (including solar partners) that seek financing from external parties, from large construction companies and from electrical and roofing companies. In addition, local installers that might otherwise be viewed as potential solar partners may gain market share by being able to be the first providers in new local markets. Some of these competitors may provide energy at lower costs than we do. Finally, as declining prices for solar panels and related equipment has resulted in an increase in consumers purchasing instead of leasing solar energy systems, we face competition from companies that offer consumer loans for these solar panel purchases.

As the solar industry grows and evolves, we will continue to face existing competitors as well as new competitors who are not currently in the market (including those resulting from the consolidation of existing competitors) that achieve significant developments in alternative technologies or new products such as storage solutions, loan products or other programs related to third-party ownership. Our failure to adapt to changing market conditions, to compete successfully with existing or new competitors and to adopt new or enhanced technologies could limit our growth and have a material adverse effect on our business and prospects.

Regulations and policies related to rate design could deter potential homeowners from purchasing our solar service offerings, reduce the value of the electricity we produce, and reduce the savings that our homeowners could realize from our solar service offerings.

All states regulate investor-owned utility retail electricity pricing. In addition, there are numerous publicly owned utilities and electric cooperatives that establish their own retail electricity pricing through some form of regulation or internal process. These regulations and policies could deter potential homeowners from purchasing our solar service offerings. For example, utilities in states including Colorado, Arizona and New Hampshire are seeking rate design changes to “unbundle” rates, and utilities in additional states such as New York may potentially follow suit. This form of “unbundling” can include changing rates to charge lower volume-based rates – the rates charged for kilowatt hours of electricity purchased by a residential customer – raising unavoidable fixed charges that a homeowner is subject to when they purchase solar energy from third parties, and levying charges on homeowners based on their point of maximum demand during a month (referred to as “demand charge”). These forms of rate design would adversely impact our business by reducing the value of the electricity our solar energy systems produce and reducing the savings homeowners receive by purchasing our solar service offerings. These proposals could continue in other market states. In addition to changes in general rates charged to all residential customers, utilities are increasingly seeking solar-specific charges (which may be fixed charges, capacity-based charges, or other rate changes). Any of these changes could materially reduce the demand for our products and could limit the number of markets in which our products are competitive with electricity provided by the utilities. As an example, in early 2016 we ceased our operations in Nevada in response to the elimination of net metering by the Nevada Public Utilities Commission.

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

Our business model also relies on multiple tax exemptions offered at the state and local levels. For example, solar energy systems are generally not considered in determining values for calculation of local and state real and personal property taxes as a result of applicable property tax exemptions. If solar energy systems were not excluded, the property taxes payable by homeowners would be higher, which could offset any potential savings our solar service offerings could offer. For example, in the state of Arizona, the Arizona Department of Revenue has determined that a personal property tax exemption on solar panels does not apply to solar panels that are leased (as opposed to owned), such that leased panels in Arizona may ultimately subject the homeowner to an increase in personal property taxes and this increased personal property tax could reduce or eliminate entirely the savings that these solar panels would otherwise provide to the homeowner. Although we are involved in ongoing litigation challenging the Arizona personal property tax determination, there can be no assurances that this litigation will be resolved in a manner that is favorable to us or other solar companies. If this litigation is not resolved in a manner that is favorable to us and other solar companies, and we pass the tax cost on to our customers, it will adversely impact our ability to attract new customers in Arizona, and the savings that our current Arizona customers realize will be reduced by the additional tax imposed, which will make our solar service offerings less attractive to those customers and could increase the risk of default from those customers. In addition, South Carolina counties do not currently assess property tax on residential solar systems, although state law does not provide for an explicit exemption. In general, we rely on certain state and local tax exemptions that apply to the sale of equipment, sale of power, or both. These state and local sales tax exemptions can be changed by the state legislature and other regulators, and such a change, for example if South Carolina were to begin assessing property tax on residential solar systems, could adversely impact our business.

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

Many of our Customer Agreements are third-party ownership arrangements. Sales of electricity by third parties face regulatory challenges in some states and jurisdictions. These challenges pertain to issues such as whether third party-

owned systems qualify for the same levels of rebates or other non-tax incentives available for homeowner-owned solar energy systems, whether third-party-owned systems are eligible at all for these incentives, and whether third-party-owned systems are eligible for net metering and the associated significant cost savings. Reductions in, or eliminations of, the current treatment of third-party arrangements could reduce demand for our solar service offerings, adversely impact our access to capital and cause us to increase the price we charge homeowners for energy.

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

Our fund investors typically advance capital to us based on energy estimates. The models we use to calculate prepayments in connection with certain of our investment funds will be updated for each investment fund at a fixed date occurring after placement in service of all applicable solar energy systems or an agreed upon date (typically within the first year of the applicable term) to reflect certain specified conditions as they exist at such date including the ultimate system size of the equipment that was leased, how much it cost, and when it went into service. As a result of this true up, applicable payments are resized, and we may be obligated to refund a portion of the investor’s prepayments or to contribute additional assets to the investment fund. Further, our estimated retained value may be reduced. In addition, certain of our fund investors have the right to require us to purchase their interests in the investment funds after a set period of time, generally at a price equal to the greater of a set purchase price or fair market value of the interests at the time of the repurchase. Any significant refunds, capital contributions or purchases that we may be required to make could adversely affect our liquidity or financial condition.

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

We have incurred net losses in the past, and we had an accumulated deficit of $41.5 million as of June 30, 2016. We will continue to incur net losses as we increase our spending to finance the expansion of our operations, expand our installation, engineering, administrative, sales and marketing staffs, increase spending on our brand awareness and other sales and marketing initiatives, and implement internal systems and infrastructure to support our growth. We do not know whether our revenue will grow rapidly enough to absorb these costs and our limited operating history makes it difficult to assess the extent of these expenses or their impact on our results of operations. Our ability to achieve profitability depends on a number of factors, including but not limited to:

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

Our quarterly results of operations are difficult to predict and may fluctuate significantly in the future. We have experienced seasonal and quarterly fluctuations in the past and expect these fluctuations to continue. However, given that we are an early-stage company operating in a rapidly changing industry, those fluctuations may be masked by our recent growth rates and thus may not be readily apparent from our historical results of operations. As such, our past quarterly results of operations may not be good indicators of likely future performance.

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

In the past, we have experienced seasonal fluctuations in sales and installations, particularly in the fourth quarter. This has been the result of decreased sales through the holiday season and weather-related installation delays. In addition, energy production is greater in the second and third quarters of the year, causing variability in operating lease revenues throughout the year. Our incentives revenue is also highly variable due to associated revenue recognition rules, as discussed in greater detail in our Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the SEC pursuant to the Exchange Act. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Seasonal and other factors may also contribute to variability in our sales of solar energy systems and product sales. For these or other reasons, the results of any prior quarterly or annual periods should not be relied upon as indications of our future performance. In addition, our actual revenue or key operating metrics in one or more future quarters may fall short of the expectations of investors and financial analysts. If that occurs, the trading price of our common stock could decline and you could lose part or all of your investment.

Our actual financial results may differ materially from any guidance we may publish from time to time.

We have in the past and may, from time to time, provide guidance regarding our future performance that represents our management’s estimates as of the date such guidance is provided. Any such guidance is based upon a number of assumptions with respect to future business decisions (some of which may change) and estimates that, while presented with numerical specificity, are inherently subject to significant business, economic and competitive uncertainties and contingencies (many of which are beyond our control). Guidance is necessarily speculative in nature, and it can be expected that some or all of the assumptions that inform such guidance will not materialize or will vary significantly from actual results. Our ability to meet deployment volume, cost, net present value or any other forward-looking guidance is impacted by a number of factors including, but not limited to, the number of our solar energy systems sold versus leased, changes in installation costs, the availability of additional financing on acceptable terms, changes in the retail prices of traditional utility generated electricity, the availability of rebates, tax credits and other incentives, changes in policies and regulations including net metering and interconnection limits or caps, the availability of solar panels and other raw materials, as well as the other risks to our business that are described in this section. Accordingly, our guidance is only an estimate of what management believes is realizable as of the date such guidance is provided. Actual results may vary from such guidance and the variations may be material. Investors should also recognize that the reliability of any forecasted financial data diminishes the farther in the future that the data is forecast. In light of the foregoing, investors should not place undue reliance on our financial guidance, and should carefully consider any guidance we may publish in context.

If we fail to manage our recent and future growth effectively, we may be unable to execute our business plan, maintain high levels of customer service or adequately address competitive challenges.

We have experienced significant growth in recent periods, and we intend to continue to expand our business within existing markets and in a number of new locations in the future. This growth has placed, and any future growth may place, a significant strain on our management, operational and financial infrastructure. In particular, we will be required to expand, train and manage our growing employee base and solar partners. Our management will also be required to maintain and expand our relationships with homeowners, suppliers and other third parties and attract new homeowners and suppliers, as well as to manage multiple geographic locations.

In addition, our current and planned operations, personnel, systems and procedures might be inadequate to support our future growth and may require us to make additional unanticipated investment in our infrastructure, including additional costs for the expansion of our employee base and our solar partners as well as marketing and branding costs. For example, our headcount has grown to approximately 3,600 as of June 30, 2016. Our success and ability to further scale our business will depend, in part, on our ability to manage these changes in a cost-effective and efficient manner. If we cannot manage our growth, we may be unable to take advantage of market opportunities, execute our business strategies or respond to competitive pressures. This could also result in declines in quality or homeowner satisfaction, increased costs, difficulties in introducing new solar service offerings or other operational difficulties. Any failure to effectively manage growth could adversely impact our business and reputation.

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

As of June 30, 2016, the majority of our customers were in California. Accordingly, our business and results of operations are particularly susceptible to adverse economic, regulatory, political, weather and other conditions in this market and in other markets that may become similarly concentrated, in particular the east coast, where we have seen significant growth in 2016. In addition, our corporate and sales headquarters are located in San Francisco, California, an area that is at a heightened risk of earthquakes. We may not have adequate insurance, including business interruption insurance, to compensate us for losses that may occur from any such significant events, including damage to our solar energy systems. A significant natural disaster, such as an earthquake, could have a material adverse impact on our business, results of operations and financial condition. In addition, acts of terrorism or malicious computer viruses could cause disruptions in our or our solar partners’ businesses or the economy as a whole. To the extent that these disruptions result in delays or cancellations of installations or the deployment of our solar service offerings, our business, results of operations and financial condition would be adversely affected.

Loan financing developments could adversely impact our business.

The third-party ownership structure, which we bring to market through our solar service offerings, continues to be the predominant form of system ownership in the residential solar market in many states. However, with the development of new loan financing products, we have seen a modest shift from leasing to outright purchases of the solar energy system by the homeowner (i.e., a homeowner purchases the solar energy system outright instead of leasing the system from us and paying us for the solar power produced by those systems for a 20-year initial term). Continued increases in third-party loan financing products and outright purchases could result in the demand for long-term customer agreements to decline, which would require us to shift our product focus to respond to the market trend and could have an adverse effect on our business. In 2014, 2015 and 2016, the majority of our customers chose our solar service offerings as opposed to buying a solar energy system outright. Our financial model is impacted by the volume of homeowners who choose our solar service offerings, and an increase in the number of customers who choose to purchase solar energy systems (whether for cash or through third-party financing) may harm our business and financial results.

The federal government currently offers a 30% investment tax credit under Section 25D of the Internal Revenue Code (“Residential ITC”), for the installation of certain solar power facilities owned by residential taxpayers. The Residential ITC was set to expire at the end of 2016.  In December 2015, Congress passed legislation extending the Residential ITC for an additional five years with a ramp down from 30% to 26% in 2020 and to 22% in 2021. The Residential ITC is set to expire after 2021.

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

As the primary entity that contracts with homeowners, we are subject to risks associated with construction, cost overruns, delays, customer cancellations, regulatory compliance and other contingencies, any of which could have a material adverse effect on our business and results of operations.

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

Completing the sale and installation of a solar energy system requires many different steps including a site audit, completion of designs, permitting, installation, electrical sign-off and interconnection.  Homeowners may cancel their Customer Agreement, subject to certain conditions, during this process until commencement of installation, and we have experienced increased customer cancellations in certain markets during recent quarters.  We or our solar partners may face customer cancellations, delays or cost overruns which may adversely affect our or our solar partners’ ability to ramp up the volume of sales or installations in accordance with our plans.  These cancellations, delays or overruns may be the result of a variety of factors, such as labor shortages or other labor issues, defects in materials and workmanship, adverse weather conditions, transportation constraints, construction change orders, site changes or roof conditions, geographic factors and other unforeseen difficulties, any of which could lead to increased cancellation rates, reputational harm and other adverse effects.  For example, some customer orders are cancelled after a site visit if we determine that a customer needs to make repairs to or install a new roof, or that there is excessive shading on their property. If we continue to experience increased customer cancellations, our financial results will potentially be materially and adversely affected.

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

We acquired MEC in February 2014 and Clean Energy Experts, LLC (“CEE”)  in April 2015. We may in the future acquire additional companies, project pipelines, products, or technologies or enter into joint ventures or other strategic initiatives. We may not realize the anticipated benefits of past or future acquisitions, and any acquisition has numerous risks that are not within our control. These risks include the following, among others:

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

The Office of the Inspector General of the U.S. Department of the Treasury has issued subpoenas to a number of significant participants in the rooftop solar energy installation industry, including us. The subpoena we received requires us to deliver certain documents in our possession relating to our participation in the U.S. Treasury grant program. These documents have been delivered to the Office of the Inspector General of the U.S. Department of the Treasury, which is investigating the administration and implementation of the U.S. Treasury grant program.

In July 2012, we and other companies that are significant participants in both the solar industry and the cash grant program (under Section 1603 of the American Recovery and Reinvestment Act of 2009) received subpoenas from the U.S. Department of the Treasury’s Office of the Inspector General. Our subpoena requested, among other things, documents that relate to our applications for U.S. Treasury grants and communications with certain other solar service companies or certain firms that appraise solar energy property for U.S. Treasury grant application purposes. The Inspector General is working with the Civil Division of the U.S. Department of Justice to investigate the administration and implementation of the U.S. Treasury grant program, including possible misrepresentations concerning the fair market value of the solar power systems submitted for grant under that program made in grant applications by companies in the solar industry, including us. We produced documents and testimony as requested by the Inspector General, and we intend to continue to cooperate fully with the Inspector General and the Department of Justice. We are not able to predict how long this review will be on-going. If, at the conclusion of the investigation, the Inspector General concludes that misrepresentations were made, the Department of Justice could decide to bring a civil action to recover amounts it believes were improperly paid to us. If it were successful in asserting this action, we could be required to pay damages and penalties for any funds received based on such misrepresentations (which, in turn, could require us to make indemnity payments to certain of our fund investors). Such consequences could have a material adverse effect on our business, liquidity, financial condition and prospects. Additionally, the period of time necessary to resolve the investigation is uncertain, and this matter could require significant management and financial resources that could otherwise be devoted to the operation of our business.

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

We are involved in legal proceedings and receive inquiries from government and regulatory agencies, including the pending U.S. Department of the Treasury investigation discussed above. In the event that we are involved in significant disputes or are the subject of a formal action by a regulatory agency, we could be exposed to costly and time consuming legal proceedings that could result in any number of outcomes. Although outcomes of such actions vary, any current or future claims or regulatory actions initiated by or against us, whether successful or not, could result in expensive costs, costly damage awards or settlement amounts, injunctive relief, increased costs of business, fines or orders to change certain business practices, significant dedication of management time, diversion of significant operational resources, or otherwise harm our business.

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

Our customer agreements are typically for 20 years and require the homeowner to make monthly payments to us. Accordingly, we are subject to the credit risk of homeowners. As of June 30, 2016, the average FICO score of our customers under a lease or power purchase agreement with a monthly payment schedule was approximately 757, but this may decline to the extent FICO score requirements under future investment funds are relaxed. While to date homeowner defaults have been immaterial, we expect that the risk of homeowner defaults may increase as we grow our business. Due to the immaterial amount of homeowner defaults to date, our reserve for this exposure is minimal, and our future exposure may exceed the amount of such reserves. If we experience increased homeowner credit defaults, our revenues and our ability to raise new investment funds could be adversely affected. If economic conditions worsen, certain of our homeowners may face liquidity concerns and may be unable to satisfy their payment obligations to us on a timely basis or at all, which could have a material adverse effect on our financial condition and results of operations.

Obtaining a sales contract with a potential customer does not guarantee that a potential customer will not decide to cancel or that we will need to cancel due to a failed inspection, which could cause us to generate no revenue from a product and adversely affect our results of operations.

Even after we secure a sales contract with a potential customer, we (either directly or through our solar partners) must perform an inspection to ensure the home, including the rooftop, can support the solar energy system. If the inspection finds repairs to the rooftop are required in order to support the solar energy system, and a potential customer does not want to make such required repairs, we would lose that anticipated sale.  In addition, per the terms of our Customer Agreements, a customer maintains the ability to cancel before commencement of installation, subject to certain conditions. Any delay or cancellation of an anticipated sale could materially and adversely affect our financial results, as we may have incurred significant expense and generated no revenue.

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

If our products do not work as well as planned or if we are unsuccessful in developing and selling new products or in penetrating new markets, our business, financial condition and results of operations could be adversely affected.

Our success and ability to compete are dependent on the products which we have developed or may develop in the future. There is a risk that the products that we have developed or may develop may not work as intended, or that the marketing of the products may not be as successful as anticipated. For example, we recently introduced our BrightBox energy storage system and completed the first installation in Hawaii in May 2016. If BrightBox does not work as intended or if BrightBox is not adopted in the future at the rate we expect, our business, financial conditions and results of operations could be adversely affected. The development of new products generally requires substantial investment and can require long development and testing periods before they are commercially viable. We intend to continue to make substantial investments in developing new products and it is possible that that we may not develop or acquire new products or product enhancements that compete effectively within our target markets or differentiate our products based on functionality, performance or cost and thus our new technologies and products may not result in meaningful revenue. In addition, any delays in developing and releasing new or enhanced products could cause us to lose revenue opportunities and potential customers. Any technical flaws in product releases could diminish the innovative impact of our products and have a negative effect on customer adoption and our reputation. If we fail to introduce new products that meet the demands of our customers or target markets or do not achieve market acceptance, or if we fail to penetrate new markets, our business, financial conditions and results of operations could be adversely affected.

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

Each of our executive officers, directors and each of our stockholders who beneficially own 5% or more of our outstanding common stock and their affiliates, in the aggregate, beneficially own approximately 56.5% of the outstanding shares of our common stock, based on the number of shares outstanding as of June 30, 2016. As a result, these stockholders, if acting together, will be able to influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. They may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentrated control may have the effect of delaying or preventing a change in control of our company, could deprive our stockholders of an opportunity to receive a premium for their capital stock and might ultimately affect the market price of our common stock.

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

Further, in recent years the stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. These fluctuations often have been unrelated or disproportionate to the operating performance of those companies. In addition, the stock prices of many renewable energy companies have experienced wide fluctuations that have often been unrelated to the operating performance of those companies. These broad market and industry fluctuations, as well as general economic, political and market conditions such as recessions, government shutdowns, interest rate changes, or international currency fluctuations, may cause the market price of our common stock to decline. In the past, following periods of volatility in the overall market and the market price of a particular company’s securities, securities class action litigation has often been instituted against these companies. We are party to litigation which could result in substantial costs and a diversion of our management’s attention and resources.

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

As of June 30, 2016, stockholders owning an aggregate of up to 65,396,429 shares of our common stock can require us to register shares of our capital stock owned by them for public sale in the United States. In addition, we filed a registration statement to register shares of our capital stock reserved for future issuance under our equity compensation plans. Subject to the satisfaction of applicable exercise periods and applicable volume and restrictions that apply to affiliates, the shares of our capital stock issued upon exercise of outstanding options to purchase shares of our common stock became available for immediate resale in the United States in the open market.

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

Our amended and restated bylaws provide that a state or federal court located within the State of Delaware will be the sole and exclusive forum for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.

Our amended and restated bylaws provide that, unless we consent to the selection of an alternative forum, the sole and exclusive forum for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of fiduciary duty owed by any of our directors, officers or other employees to us or to our stockholders, (iii) any action asserting a claim arising pursuant to any provision of the Delaware General Corporation Law or (iv) any action asserting a claim governed by the internal affairs doctrine shall be a state or federal court located within the state of Delaware, in all cases subject to the court’s having personal jurisdiction over the indispensable parties names as defendants. The choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits against us and our directors, officers and other employees. Alternatively, if a court were to find the choice of forum provision contained in our amended and restated bylaws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, results of operations and financial condition.

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

SUNRUN INC.

Date: August 11, 2016	By:	/s/ Lynn Jurich
Lynn Jurich
Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Bob Komin
Bob Komin
Chief Financial Officer
(Principal Accounting and Financial Officer)

EXHIBIT INDEX

Exhibit		Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

10.1¥

Amendment No. 2 to Credit Agreement among the Company, AEE Solar, Inc., Sunrun South LLC, Sunrun Installation Services Inc., Clean Energy Experts, LLC, each of the lenders identified on the signature pages thereto, Credit Suisse AG and Silicon Valley Bank, dated as of June 15, 2016.

10.2¥

Incremental Facility Agreement among the Company, AEE Solar, Inc., Sunrun South LLC, Sunrun Installation Services Inc., Clean Energy Experts, LLC, Credit Suisse AG and Comerica Bank, dated as of July 21, 2016.

10.3¥

First Amendment to Credit Agreement and Collateral Agency Agreement among Sunrun Hera Portfolio 2015-A, LLC, Investec Bank PLC (as administrative agent, issuing bank and as lender), each of the additional lenders identified on the signature pages thereto and Deutsche Bank  Trust Company Americas, dated as of May 12, 2016.

10.4¥

Consent and Second Amendment to Credit Agreement among Sunrun Hera Portfolio 2015-A, LLC, Investec Bank PLC (as administrative agent, issuing bank and as lender) and each of the additional lenders identified on the signature pages thereto, dated of as June 29, 2016.

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