Form 10-Q
period 2016-09-30
Sunrun Inc.
filed 2016-11-10
CIK 1469367

ffedf

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

As of November 7, 2016, the number of shares of the registrant’s common stock outstanding was 103,816,524.

Sunrun Inc.

Consolidated Balance Sheets

(In Thousands, Except Share Par Values)

	September 30, 2016	December 31, 2015
	(Unaudited)
Assets
Current assets:
Cash	$207,477	$203,864
Restricted cash	11,944	9,203
Accounts receivable (net of allowances for doubtful accounts of $931 and $1,641 as of September 30, 2016 and December 31, 2015, respectively)	51,031	60,275
State tax credits receivable	—	9,198
Inventories	85,941	71,258
Prepaid expenses and other current assets	12,589	5,917
Total current assets	368,982	359,715
Restricted cash	6,117	8,094
Solar energy systems, net	2,461,506	1,992,021
Property and equipment, net	52,861	44,866
Intangible assets, net	19,551	22,705
Goodwill	87,543	87,543
Prepaid tax asset	323,676	190,146
Other assets	35,932	29,502
Total assets (1)	$3,356,168	$2,734,592
Liabilities and total equity
Current liabilities:
Accounts payable	$88,669	$104,133
Distributions payable to noncontrolling interests and redeemable noncontrolling interests	9,817	8,144
Accrued expenses and other liabilities	57,363	49,146
Deferred revenue, current portion	67,553	59,726
Deferred grants, current portion	14,374	13,949
Capital lease obligations, current portion	11,127	8,951
Long-term non-recourse debt, current portion	12,573	4,722
Lease pass-through financing obligation, current portion	5,177	3,710
Total current liabilities	266,653	252,481
Deferred revenue, net of current portion	582,276	559,066
Deferred grants, net of current portion	208,952	220,784
Capital lease obligations, net of current portion	15,582	15,042
Recourse debt	244,000	197,000
Long-term non-recourse debt, net of current portion	558,900	333,042
Lease pass-through financing obligation, net of current portion	138,121	153,188
Other liabilities	11,356	7,144
Deferred tax liabilities	334,127	190,146
Total liabilities (1)	2,359,967	1,927,893
Commitments and contingencies (Note 13)
Redeemable noncontrolling interests	150,903	147,139
Stockholders’ equity:
Preferred stock, $0.0001 par value—authorized, 200,000 shares as of September 30, 2016 and December 31, 2015; no shares issued and outstanding as of September 30, 2016 and December 31, 2015	—	—
Common stock, $0.0001 par value—authorized, 2,000,000 shares as of September 30, 2016 and December 31, 2015; issued and outstanding, 103,438 and 101,282 shares as of September 30, 2016 and December 31, 2015, respectively	10	10
Additional paid-in capital	660,710	642,229
Accumulated other comprehensive loss	(5,187)	(921)
Accumulated deficit	(24,594)	(87,249)
Total stockholders’ equity	630,939	554,069
Noncontrolling interests	214,359	105,491
Total equity	845,298	659,560
Total liabilities, redeemable noncontrolling interests and total equity	$3,356,168	$2,734,592

(1)

The Company’s consolidated assets as of September 30, 2016 and December 31, 2015 include $1,881,912 and $1,363,615, respectively, in assets of variable interest entities, or “VIEs”, that can only be used to settle obligations of the VIEs. Solar energy systems, net, as of September 30, 2016 and December 31, 2015 were $1,756,040 and $1,305,420, respectively; cash as of September 30, 2016 and December 31, 2015 were $104,054 and $44,407, respectively; restricted cash as of September 30, 2016 and December 31, 2015 were $1,554 and $757, respectively; accounts receivable, net as of September 30, 2016 and December 31, 2015 were $18,485 and $12,965, respectively; prepaid expenses and other current assets as of September 30, 2016 and December 31, 2015 were $242 and $66, respectively and other assets as of September 30, 2016 and December 31, 2015 were $1,537 and $0, respectively. The Company’s consolidated liabilities as of September 30, 2016 and December 31, 2015 include $603,841 and $540,464, respectively, in liabilities of VIEs whose creditors have no recourse to the Company. These liabilities include accounts payable as of September 30, 2016 and December 31, 2015 of $18,904 and $11,025, respectively; distributions payable to noncontrolling interests and redeemable noncontrolling interests as of September 30, 2016 and December 31, 2015 of $9,767 and $8,063, respectively; accrued expenses and other liabilities as of September 30, 2016 and December 31, 2015 of $475 and $175, respectively; deferred revenue as of September 30, 2016 and December 31, 2015 of $408,490 and $374,736, respectively; deferred grants as of September 30, 2016 and December 31, 2015 of $110,125 and $115,726, respectively; and long-term non-recourse debt as of September 30, 2016 and December 31, 2015 of $56,080 and $30,739, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

Sunrun Inc.

Consolidated Statements of Operations

(In Thousands, Except Per Share Amounts)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Revenue:
Operating leases and incentives	$43,150	$31,650	$123,084	$88,416
Solar energy systems and product sales	68,883	50,950	210,230	116,551
Total revenue	112,033	82,600	333,314	204,967
Operating expenses:
Cost of operating leases and incentives	40,770	28,723	117,478	77,167
Cost of solar energy systems and product sales	57,264	46,468	176,376	106,422
Sales and marketing	40,192	45,382	127,096	104,284
Research and development	2,458	2,240	7,294	7,019
General and administrative	21,331	21,486	68,193	61,469
Amortization of intangible assets	1,051	1,051	3,154	2,644
Total operating expenses	163,066	145,350	499,591	359,005
Loss from operations	(51,033)	(62,750)	(166,277)	(154,038)
Interest expense, net	13,957	8,475	38,535	24,038
Loss on early extinguishment of debt	—	—	—	431
Other expenses (income), net	42	87	(460)	1,405
Loss before income taxes	(65,032)	(71,312)	(204,352)	(179,912)
Income tax expense (benefit)	9,936	903	13,146	(5,312)
Net loss	(74,968)	(72,215)	(217,498)	(174,600)
Net loss attributable to noncontrolling interests and redeemable noncontrolling interests	(91,846)	(69,447)	(280,153)	(161,377)
Net income (loss) attributable to common stockholders	$16,878	$(2,768)	$62,655	$(13,223)
Less: Deemed dividend to convertible preferred stockholders	—	(24,890)	—	(24,890)
Net income (loss) available to common stockholders	$16,878	$(27,658)	$62,655	$(38,113)

Net income (loss) per share available to common stockholders
Basic	$0.16	$(0.41)	$0.61	$(0.96)
Diluted	$0.16	$(0.41)	$0.60	$(0.96)
Weighted average shares used to compute net income (loss) per share available to common stockholders
Basic	102,707	67,732	101,988	39,612
Diluted	105,092	67,732	104,698	39,612

The accompanying notes are an integral part of these consolidated financial statements.

Sunrun Inc.

Consolidated Statements of Comprehensive Income (Loss)

(In Thousands)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Net income (loss) attributable to common stockholders	$16,878	$(2,768)	$62,655	$(13,223)
Other comprehensive income (loss):
Unrealized gain (loss) on derivatives, net of income taxes	421	(4,690)	(5,212)	(3,621)
Less: Interest expense on derivatives recognized into earnings, net of income taxes	(301)	(570)	(946)	(926)
Comprehensive income (loss)	$17,600	$(6,888)	$58,389	$(15,918)

Sunrun Inc.

Consolidated Statements of Cash Flows

(In Thousands)

(Unaudited)

	Nine months ended September 30,
	2016	2015
Operating activities:
Net loss	$(217,498)	$(174,600)
Adjustments to reconcile net loss to net cash used in operating activities:
Noncash losses	3,432	2,545
Depreciation and amortization, net of amortization of deferred grants	73,570	51,059
Bad debt expense	722	1,158
Interest on lease pass-through financing obligations	9,051	9,425
Noncash tax expense (benefit)	13,146	(5,312)
Noncash interest expense	8,024	5,349
Stock-based compensation expense	14,026	10,427
Reduction in lease pass-through financing obligations	(14,149)	(16,059)
Changes in operating assets and liabilities:
Accounts receivable	9,183	(5,999)
Inventories	(14,573)	(27,993)
Prepaid and other assets	(5,135)	3,039
Accounts payable	(22,220)	37,605
Accrued expenses and other liabilities	8,014	5,568
Deferred revenue	7,176	31,856
Net cash used in operating activities	(127,231)	(71,932)

Investing activities:
Payments for the costs of solar energy systems, leased and to be leased	(530,295)	(408,861)
Purchases of property and equipment	(10,397)	(8,416)
Business acquisition, net of cash acquired	(5,000)	(14,575)
Net cash used in investing activities	(545,692)	(431,852)

Financing activities:
Proceeds from state tax credits, net of recapture	9,081	4,975
Proceeds from recourse debt	354,400	279,000
Repayment of recourse debt	(307,400)	(192,224)
Proceeds from non-recourse debt	249,820	150,000
Repayment of non-recourse debt	(18,113)	(8,938)
Payment of debt fees	(13,614)	(14,751)
Proceeds from lease pass-through financing obligations	14,242	73,300
Repayments of lease pass-through financing obligations	—	(88,918)
Contributions received from noncontrolling interests and redeemable noncontrolling interests	422,207	215,724
Distributions paid to noncontrolling interests and redeemable noncontrolling interests	(27,749)	(20,248)
Proceeds from exercises of stock options, net of withholding taxes on restricted stock units and issuance of shares in connection with the Employee Stock Purchase Plan	4,704	3,188
Proceeds received and (offering costs paid) related to initial public offering	(437)	223,541
Payment of capital lease obligations	(9,668)	(2,670)
Change in restricted cash	(937)	(7,343)
Net cash provided by financing activities	676,536	614,636

Net increase in cash	3,613	110,852
Cash, beginning of period	203,864	152,154
Cash, end of period	$207,477	$263,006

Supplemental disclosures of cash flow information
Cash paid for interest	$17,776	$7,740

Supplemental disclosures of noncash investing and financing activities
Costs of solar energy systems and property and equipment included in accounts payable and accrued expenses	$22,871	$8,447
Distributions payable to noncontrolling interests and redeemable noncontrolling interests	$9,817	$7,224
Vehicles acquired under capital leases	$12,637	$13,160
Noncash purchase consideration on acquisition of business	$—	$18,718
Deemed dividend on Series D and E preferred shares	$—	$24,890
Deferred offering costs not yet paid	$—	$1,463

The accompanying notes are an integral part of these consolidated financial statements.

Sunrun Inc.

Notes to Consolidated Financial Statements

(Unaudited)

Note 1. Organization

Sunrun Inc. (“Sunrun” or the “Company”) was originally formed in 2007 as a California limited liability company and was converted into a Delaware corporation in 2008. The Company is engaged in the design, development, installation sale, ownership and maintenance of residential solar energy systems (“Projects”) in the United States.

Sunrun acquires customers directly and through relationships with various solar and strategic partners (“Partners”). The Projects are constructed either by Sunrun or by Sunrun’s Partners and are owned by the Company. Sunrun’s customers enter into a power purchase agreement (“PPA”) or a lease (each, a “Customer Agreement”) which typically has a term of 20 years. Sunrun monitors, maintains and insures the Projects. The Company also sells solar energy systems and products, such as panels and racking, to customers.

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

Note 2. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. As such, these unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s annual report on Form 10-K for the year ended December 31, 2015. The unaudited consolidated financial statements are prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments (all of which are considered of normal recurring nature) considered necessary to present fairly the Company’s financial results. The results of the nine months ended September 30, 2016 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2016 or other future periods.

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

Reclassifications

Certain prior period amounts have been reclassified to conform to current period presentation. In addition, during 2016, the Company adopted Accounting Standards Update (“ASU”) 2015-03, Interest—Imputation of Interest (Subtopic 835-30) Simplifying the Presentation of Debt Issuance Costs and ASU 2015-15, Interest—Imputation of Interest (Subtopic 835-30) Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangement. The impact of the Company’s adoption of the ASUs on the prior period consolidated balance sheet was as follows (in thousands):

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

Revenues from external customers (including, but not limited to homeowners) for each group of similar products and services are as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Operating leases	$34,144	$23,688	$92,451	$63,735
Incentives	9,006	7,962	30,633	24,681
Operating leases and incentives	43,150	31,650	123,084	88,416

Solar energy systems	27,585	9,890	93,655	22,724
Products	41,298	41,060	116,575	93,827
Solar energy systems and product sales	68,883	50,950	210,230	116,551
Total revenue	$112,033	$82,600	$333,314	$204,967

Fair Value of Financial Instruments

The Company defines fair value as the exchange price that would be received for an asset or an exit price that would be paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The Company uses valuation techniques to measure fair value that maximize the use of observable inputs and minimize the use of unobservable inputs. The FASB establishes a three-tier fair value hierarchy for disclosure of fair value measurements as follows:

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

Recently Issued Accounting Standards

In May 2014, the FASB issued ASU No. 2014-09 Revenue from Contracts with Customers (Topic 606), to replace the existing revenue recognition criteria for contracts with customers and to establish the disclosure requirements for revenue from contracts with customers. The core principle of this standard is to recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. This ASU is effective for the Company for annual reporting periods beginning after December 15, 2017 including the interim reporting periods within that fiscal year. Early adoption is permitted. Adoption of this ASU is either retrospective to each prior period presented or retrospective with a cumulative adjustment to retained earnings or accumulated deficit as of the adoption date. The Company is currently evaluating this guidance and the impact it may have on the Company’s consolidated financial statements.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases. Under the new guidance, lessees will be required to recognize for all leases (with the exception of short-term leases) a lease liability, which is a lessee‘s obligation to make lease payments arising from a lease, measured on a discounted basis and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. The accounting for lessors is largely unchanged. However, the new guidance now defines what qualifies as sales-type and direct financing leases, as well as the related accounting. This ASU is effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. Early adoption is permitted. Adoption of this ASU is applied using a modified retrospective approach. The Company is currently evaluating this guidance and the impact it may have on the Company’s consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation. The new guidance will require all income tax effects of awards to be recognized in the income statement when the awards vest or are settled. It will also allow an employer to repurchase more of an employee’s shares than it can today for tax withholding purposes without triggering liability accounting and to make a policy election to account for forfeitures as they occur. This ASU is effective for fiscal years beginning after December 15, 2016 and interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating this guidance and the impact it may have on the Company’s consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments, which replaces the current incurred loss impairment methodology with a current expected credit losses model. The amendment applies to entities which hold financial assets and net investment in leases that are not accounted for at fair value through net income as well as loans, debt securities, trade receivables, net investments in leases, off-balance sheet credit exposures, reinsurance receivables and any other financial assets not excluded from the scope that have the contractual right to receive cash. This ASU is effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years. Early adoption is permitted. Adoption of this ASU is applied using a modified retrospective approach, with certain aspects requiring a prospective approach. The Company is currently evaluating this guidance and the impact it may have on the Company’s consolidated financial statements.

In October 2016, the FASB issued ASU 2016-16, Intra-Entity Transfers of Assets Other Than Inventory, which requires entities to recognize income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. This ASU is effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years. Early adoption is permitted. Adoption of this ASU is applied using a modified retrospective approach. The Company is currently evaluating this guidance and the impact it may have on the Company’s consolidated financial statements.

Note 3. Fair Value Measurement

At September 30, 2016 and December 31, 2015, the carrying value of receivables, accounts payable, accrued expenses and distributions payable to noncontrolling interests approximates fair value due to their short-term nature. The carrying values and fair values of debt instruments are as follows (in thousands):

	September 30, 2016		December 31, 2015
	Carrying Value	Fair Value	Carrying Value	Fair Value
Lines of credit	$406,800	$406,800	$197,000	$197,000
Syndicated term loans	191,375	191,375	169,344	169,344
Bank term loans	79,046	78,921	30,739	32,692
Note payable	35,653	35,238	32,781	32,568
Solar asset-backed notes	102,599	108,739	104,900	110,103
Total	$815,473	$821,073	$534,764	$541,707

At September 30, 2016, the fair value of the Company’s lines of credit, syndicated term loans and bank term loans due in July 2021 and September 2022 approximates their carrying values because their interest rates are variable rates that approximate rates currently available to the Company. At December 31, 2015, the fair value of the Company’s line of credit and syndicated term loans approximates their carrying values because their interest rates are variable rates that approximate rates currently available to the Company. At September 30, 2016 and December 31, 2015, the fair value of the Company’s bank term loan due in April 2022, note payable and solar asset-backed notes are based on rates currently offered for debt with similar maturities and terms. The Company’s fair value of the debt instruments fell under the Level 3 hierarchy. These valuation techniques involve some level of management estimation and judgment, the degree of which is dependent on the price transparency for the instruments or market.

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

At September 30, 2016 and December 31, 2015, financial instruments measured at fair value on a recurring basis, based upon the fair value hierarchy are as follows (in thousands):

	September 30, 2016
	Level 1	Level 2	Level 3	Total
Derivative liabilities:
Interest rate swaps	$—	$7,881	$—	$7,881
Warrants	—	—	69	69
Total	$—	$7,881	$69	$7,950

	December 31, 2015
	Level 1	Level 2	Level 3	Total
Derivative liabilities:
Interest rate swaps	$—	$921	$—	$921
Warrants	—	—	557	557
Total	$—	$921	$557	$1,478

Note 4. Inventories

Inventories consist of the following (in thousands):

	September 30, 2016	December 31, 2015
Raw materials	$80,984	$62,967
Work-in-process	4,957	8,291
Total	$85,941	$71,258

Note 5. Solar Energy Systems, net

Solar energy systems, net consists of the following (in thousands):

	September 30, 2016	December 31, 2015
Solar energy system equipment costs	$2,301,601	$1,846,103
Inverters	238,637	177,202
Initial direct costs	106,556	68,280
Total solar energy systems	2,646,794	2,091,585
Less: Accumulated depreciation and amortization	(277,634)	(212,671)
Add: Construction-in-progress	92,346	113,107
Total solar energy systems, net	$2,461,506	$1,992,021

All solar energy systems, construction-in-progress and inverters have been leased to or are subject to signed Customer Agreements with customers. The Company recorded depreciation expense related to solar energy systems of $24.5 million and $19.3 million for the three months ended September 30, 2016 and 2015, respectively, and $67.4 million and $51.3 million for the nine months ended September 30, 2016 and 2015, respectively. The depreciation expense was reduced by the amortization of deferred grants of $3.7 million and $3.5 million for the three months ended September 30, 2016 and 2015, respectively, and $11.1 million and $10.6 million for the nine months ended September 30, 2016 and 2015, respectively.

Note 6. Indebtedness

As of September 30, 2016, debt consisted of the following (in thousands, except percentages):

				Unused	Annual
	Carrying Values, net of			Borrowing	Contractual	Interest	Maturity
	debt discount			Capacity	Interest Rate	Rate	Date
	Current	Long Term	Total
Recourse debt:
Bank line of credit	$—	$244,000	$244,000	$3,406	Varies (1)	3.70% - 5.75%	April 2018
Total recourse debt	$—	$244,000	$244,000	$3,406

Non-recourse debt:
Line of credit (Aggregation Facility)	—	162,800	162,800	27,600	Varies (2)	2.93% - 3.06%	December 2020
Term Loan A	672	147,449	148,121	5,000	LIBOR + 2.75%	3.04% - 3.21%	December 2021
Bank term loan due in September 2022	1,050	21,917	22,967	—	LIBOR +2.25%	2.71%	September 2022
Bank term loan due in April 2022	1,289	27,440	28,729	—	4.50%	4.50%	April 2022
Solar asset-backed notes	3,670	98,929	102,599	—	4.40% - Class A	4.40%	July 2024
					5.38% - Class B	5.38%	July 2024
Term Loan and Term Loan B	117	43,137	43,254	—	LIBOR + 5.00%	6.00%	December 2020 and 2021
Bank term loan due in July 2021	5,775	21,575	27,350	4,720	Varies (3)	6.25% - 9.75%	July 2021
Note payable	—	35,653	35,653	—	12.00%	12.00%	December 2018
Total non-recourse debt	12,573	558,900	571,473	37,320
Total debt	$12,573	$802,900	$815,473	$40,726

As of December 31, 2015, debt consisted of the following (in thousands, except percentages):

				Unused	Annual
	Carrying Values, net of			Borrowing	Contractual	Interest	Maturity
	debt discount			Capacity	Interest Rate	Rate	Date
	Current	Long Term	Total
Recourse debt:
Bank line of credit	$—	$197,000	$197,000	$6,571	Varies (1)	3.67%	April 2018
Total recourse debt	$—	$197,000	$197,000	$6,571

Non-recourse debt:
Term Loan A	589	146,625	147,214	5,600	LIBOR + 2.75%	3.07%	December 2021
Bank term loan due in April 2022	1,159	29,580	30,739	—	6.25%	6.25%	April 2022
Solar asset-backed notes	2,858	102,042	104,900	—	4.40% - Class A	4.40%	July 2024
					5.38% - Class B	5.38%	July 2024
Term Loan B	116	22,014	22,130	—	LIBOR + 5.00%	6.00%	December 2021
Note payable	—	32,781	32,781	—	12.00%	12.00%	December 2018
Total non-recourse debt	4,722	333,042	337,764	5,600
Total debt	$4,722	$530,042	$534,764	$12,171

(1)	Loans under the facility bear interest at LIBOR + 3.25% or the Base Rate + 2.25%. The Base Rate is the highest of the Federal Funds Rate + 0.50%, the Prime Rate, or LIBOR + 1.00%.
(2)	Loans under the facility bear interest at LIBOR + 2.50% for the initial three-year revolving availability period, stepping up to LIBOR + 2.75% in the following two-year period.
(3)	Loans under the facility bear interest at LIBOR + 5.50% for contracted SRECs and LIBOR + 9.00% for uncontracted SRECs.

Bank Line of Credit

In April 2015, the Company entered into a syndicated working capital facility with banks for a total commitment of up to $205.0 million. In June 2016, the Company entered into amendments to increase the syndicated working capital facility commitment by an incremental $40.0 million, for a total commitment of up to $245.0 million. In July 2016, the Company entered into an amendment to increase the syndicated working capital facility by an incremental $5.0 million, for a total commitment of up to $250.0 million. The working capital facility is secured by substantially all of the unencumbered assets of the Company, as well as ownership interests in certain subsidiaries of the Company.

Under the terms of the working capital facility, the Company is required to meet various restrictive covenants, including meeting certain reporting requirements, such as the completion and presentation of audited consolidated financial statements. The Company is also required to maintain minimum unencumbered liquidity of at least $25.0 million in the aggregate as of the last day of each calendar month. The Company is further required to maintain a modified interest coverage ratio of 2.00 or greater, measured quarterly as of the last day of each quarter. The Company was in compliance with all debt covenants as of September 30, 2016.

Syndicated Credit Facilities

In January 2016, certain subsidiaries of the Company entered into secured credit facilities agreements with a syndicate of banks for up to $250.0 million in committed facilities. The facilities include a $220.0 million aggregation facility (“Aggregation Facility”), a $23.0 million term loan (“Term Loan”) and a $7.0 million letter of credit facility. The Aggregation Facility bears an interest rate of LIBOR + 2.50% in the initial three-year revolving availability period, stepping up to LIBOR + 2.75% in the following two-year period. The Term Loan bears an interest rate of LIBOR + 5.00% in the first three years, stepping up to LIBOR + 6.50% in the following two-year period, with a LIBOR floor of 1.00% in all cases. The principal and accrued interest on any outstanding loans mature on December 31, 2020. In May 2016, certain subsidiaries of the Company entered into amendments which increased the committed Aggregation Facility by $90.0 million to $310.0 million. No other material amendments were entered into in respect of these facilities.

The facilities are non-recourse to the Company and are secured by net cash flows of certain subsidiaries from Customer Agreements, less certain operating, maintenance and other expenses which are available to the borrowers after distributions to tax equity investors. The facilities contain customary covenants including the requirement to maintain certain financial measurements and provide lender reporting. The credit facilities also contain certain provisions in the event of default which entitle lenders to take certain actions including acceleration of amounts due under the facilities. The Company was in compliance with all debt covenants as of September 30, 2016.

In December 2014, subsidiaries of the Company entered into secured credit facilities agreements with a syndicate of banks for up to $195.4 million in committed facilities. These facilities include a $158.5 million senior term loan (“Term Loan A”) and a $24.0 million subordinated term loan (“Term Loan B”). In addition, the credit facilities also include a $5.0 million working capital revolver commitment and a $7.9 million senior secured revolving letter of credit facility which draws are solely for the purpose of satisfying the required debt service reserve amount if necessary. Term Loan A, the working capital revolver and the letter of credit bear interest at a rate of LIBOR + 2.75% with a 25 basis point step up triggered on the fourth anniversary. Term Loan B bears interest at a rate of LIBOR + 5.00% with a LIBOR floor of not less than 1.00%. Prepayments are permitted under Term Loan A at par without premium or penalty, and under Term Loan B prepayment penalties range from 0% - 2%, depending on the timing of the prepayment.

One of the Company’s subsidiaries is the borrower under the Term Loan A agreement and another of the Company’s subsidiaries is the borrower under the Term Loan B agreement. All obligations under Term Loan A, the working capital revolver and letter of credit are collateralized by the subsidiary borrower’s membership interests and assets in the Company’s investment Funds. All obligations under Term Loan B are collateralized by the membership interest in the subsidiary borrower. The credit facilities also contain certain provisions in the event of default, which entitle lenders to take actions, including acceleration of amounts due under the credit facilities and acquisition of membership interests and assets that are pledged to the lenders under the terms of the credit facilities.

The Company is required to maintain certain financial measurements and reporting covenants under the terms of the credit facilities. The Company was in compliance with the credit facility covenants as of September 30, 2016.

Bank Term Loans

In July 2016, a subsidiary of the Company entered into a $33.0 million secured credit agreement. The facility is non-recourse to the Company and is secured by substantially all of the assets of the subsidiary, including its rights in and the net cash flows from the generation of contracted and uncontracted solar renewable energy credits (“SRECs”) by certain subsidiaries. The facility includes two tranches, one priced at LIBOR + 5.50% for SRECs currently under purchase contracts with counterparties and another tranche priced at LIBOR + 9.00% for uncontracted SRECs. Both tranches are subject to a LIBOR floor of 0.75%. During the initial six month commitment period, amounts borrowed may be repaid and reborrowed. The loan matures in July 2021. The facility contains customary covenants including the requirement to provide lender reporting. The Company guarantees the delivery of SRECs on the subsidiary’s underlying contracts in the event of a delivery shortfall pursuant to the SREC contracts with counterparties. The Company does not guarantee payments of principal or interest on the loan. The credit facility also contains certain provisions in the event of default which entitles the lender to take certain actions including acceleration of amounts due under the facilities. The Company was in compliance with all debt covenants as of September 30, 2016

In March 2016, a subsidiary of the Company entered into a $24.5 million secured, non-recourse loan agreement. The loan will be repaid through cashflows from a lease pass-through arrangement previously entered into by the Company. The loan matures in September 2022 and has an interest rate of LIBOR + 2.25%. The loan agreement contains customary covenants including the requirement to maintain certain financial measurements and provide lender reporting. The loan also contains certain provisions in the event of default which entitles the lender to take certain actions including acceleration of amounts due under the loan. The Company was in compliance with all debt covenants as of September 30, 2016

In December 2013, a subsidiary of the Company entered into an agreement for a term loan of $38.0 million. The loan matures in April 2022 and has a fixed interest rate of 4.50%. The proceeds of this term loan were distributed to the members of this subsidiary, including the Company. The loan is secured by the assets and related cash flow of this subsidiary and is non-recourse to the Company’s other assets. The Company was in compliance with all debt covenants as of September 30, 2016.

Notes Payable

In December 2013, a subsidiary of the Company entered into a note purchase agreement with an investor for the issuance of senior notes in exchange for proceeds of $27.2 million. The loan proceeds were distributed to the Company for general corporate purposes. On the last business day of each quarter, commencing with March 31, 2014, to the extent the Company’s subsidiary has insufficient funds to pay the full amount of the stated interest of the outstanding loan balance, a payment-in-kind (“PIK”) interest rate of 12% is accrued and added to the outstanding balance. As of September 30, 2016 and December 31, 2015, the portion of the outstanding loan balance that related to PIK interest was $9.0 million and $6.3 million, respectively. The senior notes are secured by the assets and related cash flows of certain of the Company’s subsidiaries and are non-recourse to the Company’s other assets. The entire outstanding principal balance is payable in full on the December 2018 maturity date. The Company was in compliance with all debt covenants as of September 30, 2016.

Solar Asset-Backed Notes

In July 2015, the Company entered into a securitization transaction pursuant to which the Company pooled and transferred qualifying solar energy systems and related lease agreements secured by associated customer contracts (“Solar Assets”) into a special purpose entity (“Issuer”), and issued $100.0 million in aggregate principal of Solar Asset-Backed Notes, Series 2015-1, Class A, and $11.0 million in aggregate principal of Solar Asset-Backed Notes, Class B, backed by these Solar Assets to certain investors (“Notes”). The Issuer is wholly owned by the Company and is consolidated in the Company’s financial statements. Accordingly, the Company did not recognize a gain or loss on the transfer of these assets. As of September 30, 2016 and December 31, 2015, these Solar Assets had a carrying value of $184.0 million and $190.2 million, respectively, and are included under solar energy systems, net, in the consolidated balance sheets. The Notes were issued at a discount of 0.08%.

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

The modified lease-pass through arrangements require the majority of the cash flows generated by the Solar Assets to be passed on to the Issuer through monthly lease payments from the Fund investor. Those cash flows are used to service the monthly principal of the Notes and interest payments and satisfy the Issuer’s expenses, and any residual cash flows are retained by the Fund investor and recorded as a reduction in the remaining financing obligation. The Company recognizes revenue earned from the associated Customer Agreements in accordance with the Company’s revenue recognition policy. The assets and cash flows generated by the Solar Assets are not available to the other creditors of the Company, and the creditors of the Issuer, including the Note holders, have no recourse to the Company’s other assets. The Company was in compliance with all debt covenants as of September 30, 2016.

Note 7. Derivatives

Interest Rate Swaps

The Company uses interest rate swaps to hedge variable interest payments due on its syndicated term loans. These swaps allow the Company to incur fixed interest rates on these loans and receive payments based on variable interest rates with the swap counterparty based on the three month LIBOR on the notional amounts over the life of the swaps.

In January 2015, the Company purchased interest rate swaps with a notional amount aggregating $109.1 million. The interest rate swap contracts were executed with four counterparties who were part of the lender group on the Company’s syndicated term loans. In April 2016, the Company purchased an interest rate swap with a notional amount of $13.1 million. The interest rate swap contract was executed with the lender on the Company’s bank term loan which matures in September 2022. As of September 30, 2016, the unrealized fair market value loss on the interest rate swaps was $7.9 million as included in other liabilities in the consolidated balance sheet.

The interest rate swaps have been designated as cash flow hedges. In the nine months ended September 30, 2016, the hedge relationships on the Company’s interest rate swaps have been assessed as highly effective as the critical terms of the interest rate swaps match the critical terms of the underlying forecasted hedged transactions. Accordingly, changes in the fair value of these derivatives are recorded as a component of accumulated other comprehensive loss, net of income taxes. Changes in the fair value of these derivatives are subsequently reclassified into earnings, and are included in interest expense, net in the Company’s statement of operations, in the period that the hedged forecasted transactions affects earnings.

The Company recorded an unrealized gain of $0.4 million and an unrealized loss of $5.2 million for the three and nine months ended September 30, 2016, respectively, net of applicable tax expense of $0.3 million and tax benefit of $3.3 million, respectively. The Company recorded an unrealized loss of $4.7 million and $3.6 million for the three and nine months ended September 30, 2015, respectively, net of applicable tax benefit of $0.9 million and $0.0 million, respectively. The Company recognized interest expense on derivatives into earnings of $0.3 million and $0.9 million for the three and nine months ended September 30, 2016, respectively, net of tax expense of $0.2 million and $0.6 million, respectively. The Company recognized interest expense on derivatives into earnings of $0.6 million and $0.9 million, for three and nine months ended September 30, 2015, respectively, net of tax expense of $0.0 million for both periods. During the next twelve months, the Company estimates that an additional $1.7 million will be reclassified as an increase to interest expense. There were no undesignated derivative instruments recorded by the Company as of September 30, 2016.

At September 30, 2016, the Company had the following designated derivative instruments classified as derivative liabilities as reported in other liabilities in the Company’s balance sheet (in thousands, other than quantity and interest rates):

Type	Quantity	Maturity Dates	Hedge Interest Rates	Notional Amount	Fair Market Value	Credit Risk Adjustment	Adjusted Fair Market Value
Interest rate swaps	4	10/31/2028	2.17%-2.18%	$109,143	$8,357	$(669)	$7,688
Interest rate swap	1	08/31/2022	1.27%	$17,890	$202	$(9)	$193

Warrants

In July 2015, the Company entered into a letter of intent to issue warrants to purchase up to 1,250,764 shares of the Company’s common stock to the former Series D and E preferred stockholders as an inducement to convert their shares of convertible preferred stock into shares of common stock immediately prior to the closing of the Company’s initial public offering and waive any potential anti-dilution adjustments resulting from the issuance of shares of the Company’s common stock in the Company’s initial public offering. The warrants were issued on September 30, 2015. The warrants are exercisable for three years from the date of grant and have an exercise price of $22.50 per share. The warrant derivatives are recorded at fair value as derivative liabilities as reported in other liabilities in the Company’s consolidated balance sheet. The fair market value of the warrants on the commitment date was $1.5 million. The warrants are remeasured at each reporting period with the changes in the fair value presented in other expenses (income), net in the Company’s statement of operations.

At September 30, 2016, the fair market value of the warrants was $0.1 million. At December 31, 2015, the fair market value of the warrants was $0.6 million, resulting in a gain of $0.0 million and $0.5 million for the three and nine months ended September 30, 2016, respectively.

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

Under these lease pass-through arrangements, wholly owned subsidiaries of the Company finance the cost of solar energy systems with investors for an initial term of 20 – 25 years. The solar energy systems are subject to Customer Agreements with an initial term not exceeding 20 years. These solar energy systems are reported under the line item solar energy systems, net in the consolidated balance sheets. As of September 30, 2016 and December 31, 2015, the cost of the solar energy systems placed in service under the lease pass-through arrangements was $495.1 million and $447.4 million, respectively. The accumulated depreciation related to these assets as of September 30, 2016 and December 31, 2015 was $46.2 million and $33.5 million, respectively.

As discussed in Note 6, Indebtedness, in connection with the pooling of assets related to the securitization transaction entered into in July 2015, an aggregate amount of $88.9 million of the lease pass-through financing obligation was repaid.

In September 2015, the Company entered into a new lease pass-through arrangement and in connection with this arrangement, the Company agreed to defer a portion (up to 25%) of the amounts required to be paid upfront under the arrangement through a loan between an indirectly wholly owned subsidiary of the Company and a subsidiary of the investor. The term loan agreement as amended is for an aggregate amount up to $25.0 million. The loan is collateralized by the related cash flows assigned to the investor. There is a legal right to offset the loan if an event of default has occurred. Therefore, the lease pass-through financing obligation related to this arrangement is recorded net of the loan. As of September 30, 2016 and December 31, 2015, the loan amount was $23.8 million and $21.8 million, respectively.

Note 9. VIE Arrangements

The Company consolidated various VIEs at September 30, 2016 and December 31, 2015. The carrying amounts and classification of the VIEs’ assets and liabilities included in the consolidated balance sheets are as follows (in thousands):

	September 30, 2016	December 31, 2015
Assets
Current assets
Cash	$104,054	$44,407
Restricted cash	1,554	757
Accounts receivable, net	18,485	12,965
Prepaid expenses and other current assets	242	66
Total current assets	124,335	58,195
Solar energy systems, net	1,756,040	1,305,420
Other assets	1,537	—
Total assets	$1,881,912	$1,363,615

Liabilities
Current liabilities
Accounts payable	$18,904	$11,025
Distributions payable to noncontrolling interests and redeemable noncontrolling interests	9,767	8,063
Accrued expenses and other liabilities	475	175
Deferred revenue, current portion	23,151	21,344
Deferred grants, current portion	7,192	7,198
Long-term non-recourse debt, current portion	7,064	1,159
Total current liabilities	66,553	48,964
Deferred revenue, net of current portion	385,339	353,392
Deferred grants, net of current portion	102,933	108,528
Long-term non-recourse debt, net of current portion	49,016	29,580
Total liabilities	$603,841	$540,464

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

Note 10. Redeemable Noncontrolling Interests and Equity

The changes in redeemable noncontrolling interests, total stockholders’ equity and noncontrolling interests were as follows (in thousands):

	Redeemable Noncontrolling Interests	Total Stockholders' Equity	Noncontrolling Interests	Total Equity
Balance − January 1, 2016	$147,139	$554,069	$105,491	$659,560
Exercise of stock options	—	3,863	—	3,863
Issuance of restricted stock units, net of tax withholdings	—	(312)	—	(312)
Shares issued in connection with the Employee Stock Purchase Plan	—	1,256	—	1,256
Stock based compensation	—	14,111	—	14,111
Contributions from noncontrolling interests and redeemable noncontrolling interests	103,688	—	318,519	318,519
Distributions to noncontrolling interests and redeemable noncontrolling interests	(10,204)	—	(19,218)	(19,218)
Offering costs in connection with initial public offering	—	(437)	—	(437)
Net income (loss)	(89,720)	62,655	(190,433)	(127,778)
Other comprehensive loss, net of taxes	—	(4,266)	—	(4,266)
Balance − September 30, 2016	$150,903	$630,939	$214,359	$845,298

The carrying value of redeemable noncontrolling interests was greater than the redemption value except for three and two Funds at September 30, 2016 and December 31, 2015, respectively, where the carrying value has been adjusted to the redemption value.

Note 11. Stock-Based Compensation

Stock Options

The following table summarizes the activity for all stock options under all of the Company’s equity incentive plans for the nine months ended September 30, 2016 (shares in thousands):

			Weighted
		Weighted	Average
	Number	Average	Remaining
	of Options	Exercise Price	Contractual Life
Outstanding at January 1, 2016	12,795	$5.89	7.82
Granted	3,207	5.69
Exercised	(1,332)	2.91
Cancelled / forfeited	(1,315)	8.42
Outstanding at September 30, 2016	13,355	$5.90	7.66

Options vested and exercisable at September 30, 2016	6,927	$4.94	6.60

Restricted Stock Units

The following table summarizes the activity for all restricted stock units (“RSUs”) under all of the Company’s equity incentive plans for the nine months ended September 30, 2016 (shares in thousands):

		Weighted
		Average
	Number	Grant Date
	of Awards	Fair Value
Unvested balance at January 1, 2016	1,506	$10.44
Granted	2,290	6.08
Issued	(341)	9.62
Cancelled / forfeited	(243)	7.03
Unvested balance at September 30, 2016	3,212	$7.46

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

Stock-Based Compensation Expense

The Company recognized stock-based compensation expense, including ESPP expenses, in the consolidated statements of operations as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Cost of operating leases and incentives	$711	$545	$1,550	$842
Cost of solar energy systems and product sales	86	61	284	173
Sales and marketing	2,484	1,656	5,992	3,292
Research and development	115	1	361	127
General and administration	1,983	1,743	5,839	5,993
Total	$5,379	$4,006	$14,026	$10,427

Note 12. Income Taxes

The income tax expense rate for the three and nine months ended September 30, 2016 was 15.3% and 6.4%, respectively. The income tax expense rate for the three months ended September 30, 2015 was 1.3%. The income tax benefit rate for the nine months ended September 30, 2015 was 3.0%. The differences between the actual consolidated effective income tax rate and the U.S. federal statutory rate were primarily attributable to the allocation of losses on noncontrolling interest and redeemable noncontrolling interests, which assumes a hypothetical liquidation of these partnerships as of the reporting dates. The effective tax rate was also impacted by prepaid income taxes due to intercompany transactions and other miscellaneous items.

The Company sells solar energy systems to investment Funds. As the investment Funds are consolidated by the Company, the gain on the sale of the assets has been eliminated in the consolidated financial statements. These transactions are treated as intercompany sales and any tax expense incurred related to these sales is deferred and amortized over the depreciable life of the underlying solar energy systems which has been estimated to be 20 years. The deferral of the tax expense results in the recording of a prepaid tax asset. As of September 30, 2016 and December 31, 2015, the Company recorded long-term prepaid tax assets of $323.7 million and $190.1 million, respectively, net of amortization.

Uncertain Tax Positions

As of September 30, 2016 and December 31, 2015, the Company had $1.5 million of unrecognized tax benefits related to the acquisition of CEE. In addition, there was $0.3 million of interest and penalties for uncertain tax positions as of September 30, 2016 and December 31, 2015. The Company does not have any tax positions for which it is reasonably possible that the total amount of gross unrecognized benefits will increase or decrease within the next 12 months. The Company is subject to taxation and files income tax returns in the United States, and various state and local jurisdictions. Due to the Company’s net losses, substantially all of its federal, state and local income tax returns since inception are still subject to audit.

Net Operating Loss Carryforwards

As a result of the Company’s net operating loss carryforwards as of December 31, 2015, the Company does not expect to pay income tax, including in connection with its income tax provision for the nine months ended September 30, 2016, until the Company’s net operating losses are fully utilized. As of December 31, 2015, the Company’s federal and state net operating loss carryforwards were $595.0 million and $546.6 million, respectively. If not utilized, the federal net operating loss will begin to expire in the year 2028 and the state net operating losses will begin to expire in the year 2020.

Note 13. Commitments and Contingencies

Letters of Credit

As of September 30, 2016 and December 31, 2015, the Company had $7.7 million and $3.5 million, respectively, of unused letters of credit outstanding, which carry fees of 2.75%, per annum.

Non-cancellable Operating Leases

The Company leases facilities and equipment under non-cancellable operating leases. Total operating lease expenses were $2.9 million and $1.9 million for the three months ended September 30, 2016 and 2015, respectively, and $8.5 million and $4.9 million for the nine months ended September 30, 2016 and 2015, respectively.

Certain operating leases contain rent escalation clauses, which are recorded on a straight-line basis over the initial term of the lease with the difference between the rent paid and the straight-line rent recorded as a deferred rent liability. Lease incentives received from landlords are recorded as deferred rent liabilities and are amortized on a straight-line basis over the lease term as a reduction to rent expense. Deferred rent liabilities were $2.7 million and $1.9 million as of September 30, 2016 and December 31, 2015, respectively.

Capital Lease Obligations

As of September 30, 2016 and December 31, 2015, capital lease obligations were $26.7 million and $24.0 million, respectively. The capital lease obligations bear interest at rates up to 10% per annum.

Product Warranty

The Company accrues warranty costs when revenue is recognized for solar energy systems sales, based on the estimated future costs of meeting its warranty obligations. Warranty costs primarily consist of replacement costs for supplies and labor costs for service personnel since warranties for equipment and materials are covered by the original manufacturer’s warranty (other than a small deductible in certain cases). As such, the warranty reserve is immaterial in all periods presented. The Company makes and revises these estimates based on the number of solar energy systems under warranty, the Company’s historical experience with warranty claims, assumptions on warranty claims to occur over a systems’ warranty period and the Company’s estimated replacement costs.

Purchase Commitments

In January 2015, the Company entered into a purchase commitment with one of its suppliers to purchase $70.0 million of photovoltaic modules over the next 12 months with the first modules delivered in January 2015. In October 2015, the Company amended its commitment to purchase additional photovoltaic modules to be delivered until December 2016, with an option to extend certain commitments until March 31, 2017, for a total commitment of $146.0 million. In February 2016, the Company amended its commitment to reduce the price for products delivered after April 1, 2016. In July 2016, the Company amended its commitment to reduce the price of products delivered after July 11, 2016. As of September 30, 2016, the Company had $21.8 million of purchase commitments remaining.

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

Litigation

The Company is subject to certain legal proceedings, claims, investigations and administrative proceedings in the ordinary course of its business. The Company records a provision for a liability when it is both probable that the liability has been incurred and the amount of the liability can be reasonably estimated. These provisions, if any, are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular case. Depending on the nature and timing of any such proceedings that may arise, an unfavorable resolution of a matter could materially affect the Company’s future consolidated results of operations, cash flows or financial position in a particular period.

In July 2012, the U.S. Department of the Treasury and the Department of Justice (together, the “Government”) opened a civil investigation into the participation by residential solar developers in the Section 1603 grant program. The

Government served subpoenas on several developers, including Sunrun, along with their investors and valuation firms. The focus of the investigation is the claimed fair market value of the solar energy systems the developers submitted to the Government in their grant applications. The Company has cooperated fully with the Government and plans to continue to do so. No claims have been brought against the Company. The Company is not able to estimate the ultimate outcome or a range of possible loss at this point in time.

On April 13, 2016, a purported shareholder class action captioned Pytel v. Sunrun Inc., et al., Case No. CIV 538215, was filed in the Superior Court of California, County of San Mateo, against the Company, certain of the Company’s directors and officers, the underwriters of the Company’s initial public offering and certain other defendants. The complaint generally alleges that the defendants violated Sections 11, 12 and 15 of the Securities Act of 1933 by making false or misleading statements in connection with the Company’s August 5, 2015 initial public offering regarding the continuation of net metering programs. The plaintiffs seek to represent a class of persons who acquired the Company’s common stock pursuant or traceable to the initial public offering. Plaintiffs seek compensatory damages, including interest, rescission or rescissory damages, an award of reasonable costs and attorneys’ fees, and any equitable or injunctive relief deemed appropriate by the court. On April 21, 2016, a purported shareholder class action captioned Mancy v. Sunrun Inc., et al., Case No. CIV 538303, was filed in the Superior Court of California, County of San Mateo. On April 22, 2016, a purported shareholder class action captioned Brown et al. v. Sunrun Inc., et al., Case No. CIV 538311, was filed in the Superior Court of California, County of San Mateo. On April 29, 2016, a purported shareholder class action captioned Baker et al. v. Sunrun Inc., et al., Case No. CIV 538419, was filed in the Superior Court of California, County of San Mateo. On May 6, 2016, a purported shareholder class action captioned Greenberg v. Sunrun Inc., et al., Case 3:16-cv-02480, was filed in the United States District Court for the Northern District of California. On May 10, 2016, a purported shareholder class action captioned Nunez v. Sunrun Inc., et al., Case No. CIV 538593, was filed in the Superior Court of California, County of San Mateo. On June 10, 2016, a purported shareholder class action captioned Steinberg v. Sunrun Inc., et al., Case No. 539064, was filed in the Superior Court of California, County of San Mateo. The Mancy, Brown, Baker, Greenberg, Nunez and Steinberg complaints are substantially similar to the Pytel complaint, and seek similar relief against similar defendants on behalf of the same purported class.

On April 21, 2016, a purported shareholder class action captioned Cohen, et al. v. Sunrun Inc., et al., Case No. CIV 538304, was filed in the Superior Court of California, County of San Mateo, against the Company, certain of the Company’s directors and officers, and the underwriters of the Company’s initial public offering. The complaint generally alleges that the defendants violated Sections 11, 12 and 15 of the Securities Act of 1933 by making false or misleading statements in connection with an August 5, 2015 initial public offering regarding the Company’s business practices and its dependence on complex financial instruments. The Cohen plaintiffs seek to represent the same class and seek similar relief as the plaintiffs in the Pytel, Mancy, Brown, Greenberg, Nunez, Steinberg and Baker actions.

On September 26, 2016, the Baker, Brown, Cohen, Mancy, Nunez, Pytel and Steinberg actions were consolidated. The Company intends to defend itself vigorously against these complaints. The Company is not able to estimate the ultimate outcome or a range of possible loss at this time.

On May 19, 2016, a shareholder derivative complaint captioned Smith v. Sunrun Inc., et al., Case No. CIV 538739, was filed in the Superior Court of California, County of San Mateo, against certain of the Company’s directors and officers, certain other defendants, and the Company as nominal defendant. The complaint generally alleges that the defendants caused the Company to make false or misleading statements in connection with the Company’s August 5, 2015 initial public offering, in violation of Sections 11, 12 and 15 of the Securities Act of 1933, and as a result breached their fiduciary duties, were unjustly enriched, engaged in misconduct that constituted an abuse of their ability to control and influence the Company, engaged in gross mismanagement and caused waste of corporate assets. On September 11, 2016, the plaintiffs’ requested a motion to dismiss the complaint because they decided to not proceed with the matter at this time, which the court granted without prejudice on September 20, 2016.

Note 14. Net Income (Loss) Per Share

The computation of the Company’s basic and diluted net income (loss) per share are as follows (in thousands, except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Numerator:
Net income (loss) attributable to common stockholders	$16,878	$(2,768)	$62,655	$(13,223)
Less: Deemed dividend to convertible preferred stockholders	—	(24,890)	—	(24,890)
Net Income (loss) available to common stockholders	$16,878	$(27,658)	$62,655	$(38,113)
Denominator:
Weighted average shares used to compute net income (loss) per share attributable to common stockholders, basic	102,707	67,732	101,988	39,612
Weighted average effect of potentially dilutive shares to purchase common stock	2,385	—	2,710	—
Weighted average shares used to compute net income (loss) per share attributable to common stockholders, diluted	105,092	67,732	104,698	39,612
Net income (loss) per share attributable to common stockholders
Basic	$0.16	$(0.41)	$0.61	$(0.96)
Diluted	$0.16	$(0.41)	$0.60	$(0.96)

The following shares were excluded from the computation of diluted net income (loss) per share as the impact of including those shares would be anti-dilutive (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Warrants	1,251	—	1,251	—
Outstanding stock options	9,650	12,858	8,723	12,858
Unvested restricted stock units	1,064	862	1,445	862
Total	11,965	13,720	11,419	13,720

Note 15. Related Party Transactions

An individual who serves as one of the Company’s directors has direct and indirect ownership interests in Enphase Energy, Inc. (“Enphase”). For the three months ended September 30, 2016 and 2015, the Company recorded $4.3 million and $3.3 million, respectively, and $18.7 million and $8.2 million for the nine months ended September 30, 2016 and 2015, respectively, in purchases from Enphase and had outstanding payables to Enphase of $2.7 million and $0.7 million as of September 30, 2016 and December 31, 2015, respectively.

An individual who serves as one of the Company’s directors is also a director of Aquion, Inc. For the three and nine months ended September 30, 2016, the Company recorded $0.1 and $0.3 million, respectively, in purchases from Aquion, Inc. and had a de minimis amount of outstanding payables as of September 30, 2016. Prior to January 1, 2016, the Company did not make purchases from Aquion, Inc.

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

We offer our solar service offerings both directly to the homeowner and through our solar partners, which include sales and installation partners, and strategic partners, which include retail partners. In addition, we sell solar energy systems directly to customers for cash. We also sell solar energy panels and other products (such as racking) to resellers. As of September 30, 2016, we provided our solar services to customers in 15 states, plus the District of Columbia, and sold solar energy panels and other products to resellers throughout the United States. Approximately half of our cumulative systems deployed are in California.

We compete mainly with traditional utilities. In the markets we serve, our strategy is to price the energy we sell below prevailing local retail electricity rates. As a result, the price our customers pay to buy energy from us through our solar service offerings varies depending on the state where the customer lives, the local traditional utility that otherwise provides electricity to the customer, as well as the prices other solar energy companies charge in that region. Even within the same neighborhood, site-specific characteristics drive meaningful variability in the revenue and cost profiles of each home. Using our proprietary technology, we target homes with advantageous revenue and cost characteristics, which means we are often able to offer pricing that allows customers to save more on their energy bill while maintaining our ability to meet our targeted returns. For example, with the insights provided by our technology, we can offer competitive pricing to customers with homes that have favorable characteristics, such as roofs that allow for easy installation, high electricity consumption, or low shading, effectively passing through the cost savings we are able to achieve on these installations to the homeowner.

Our ability to offer Customer Agreements depends in part on our ability to finance the purchase and installation of the solar energy systems by monetizing the resulting customer cash flows and related investment tax credits (“ITCs”), accelerated tax depreciation and other incentives from governments and local utilities. We monetize these incentives under tax equity investment funds which are generally structured as non-recourse project financings. From inception to November 7, 2016, we have established 26 investment funds, which represent financing for an estimated $4.6 billion in value of solar energy systems on a cumulative basis. We intend to establish additional investment funds and may also use debt, equity and other financing strategies to fund our growth.

Recent Developments

At the end of 2015, we began to slow our operations in Nevada as the result of proposed regulatory changes, including elimination of net metering. In early 2016, we ceased our operations in Nevada in response to the issuance of the final rules by the Public Utilities Commission of Nevada (“PUCN”). However, due to a September 2016 PUCN Order, customers who had installed a solar energy system or submitted and had pending a net metering application prior to December 31, 2015, will be grandfathered in under the prior retail net metering rates for a 20-year period.

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

From inception to November 7, 2016, we have formed 26 investment funds. Of these 26 funds, 21 are currently active and are described below. We have established different types of investment funds to implement our asset monetization strategy. Depending on the nature of the investment fund, cash may be contributed to the investment fund by the investor upfront or in stages based on milestones associated with the design, construction or interconnection status of the solar energy systems. The cash contributed by the fund investor is used by the investment fund to purchase solar energy systems. The investment funds either own or enter into a master lease with a Sunrun subsidiary for the solar energy systems, Customer Agreements and associated incentives. We then receive on-going cash distributions from the investment funds representing a portion of the monthly customer payments received. We use the upfront cash, as well as on-going distributions to cover our costs associated with designing, purchasing and installing the solar energy systems. In addition, we also use debt, equity and other financing strategies to fund our operations. The allocation of the economic benefits between us and the fund investor and the corresponding accounting treatment varies depending on the structure of the investment fund.

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

The table below provides an overview of our current investment funds (in millions, except number of funds and MW deployed):

		Consolidated Joint Ventures
	Lease Pass-Through	Partnership Flip	JV Inverted Lease

Consolidation	Owner entity consolidated, tenant entity not consolidated	Single entity, consolidated	Owner and tenant entities consolidated	Owner and tenant entities consolidated
Balance sheet classification	Lease pass-through financing obligation	Redeemable noncontrolling interests and noncontrolling interests	Redeemable noncontrolling interests and noncontrolling interests	Noncontrolling interests
Revenue from ITCs	Recognized annually over 5 years as the recapture period elapses	None	None	None
Method of calculating investor interest	Effective interest rate method	Greater of HLBV or redemption value	Greater of HLBV or redemption value	Pro rata
Liability balance as of September 30, 2016	$143.3	N/A	N/A	N/A
Noncontrolling interest balance (redeemable or otherwise) as of September 30, 2016	N/A	$269.6	$89.0	$6.6
Number of funds (as of September 30, 2016)	5	11	4	1
MW deployed (as of September 30, 2016)	129.6	382.6	139.0	20.7
Carrying value of solar energy systems, net (as of September 30, 2016)	$449.3	$1,145.9	$523.6	$84.2
Contributions from third-party fund investors (through September 30, 2016)	$507.4	$950.2	$388.9	$86.3

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

•

Estimated Retained Value represents the cash flows, discounted at 6%, that we expect to receive from homeowners pursuant to Customer Agreements, net of estimated cash distributions to investors in consolidated joint ventures and estimated operating, maintenance and administrative expenses for systems contracted as of the measurement date. In calculating estimated retained value, we do not deduct customer payments we are obligated to pass through to investors in lease pass-throughs as these amounts are reflected on our balance sheet as long-term and short-term lease pass-through obligations, similar to the way that debt obligations are presented. In determining our finance strategy, we use lease pass-throughs and long-term debt in an equivalent fashion as the schedule of payments of distributions to the investor is more similar to the payment of interest to lenders than the IRRs paid in other tax equity structures to investors.

Consistent with industry standards, we use a discount rate of 6%. We consider a discount rate of 6% to be appropriate and consistent with recent market transactions that demonstrate that a portfolio of residential solar homeowner contracts is an asset class that can be securitized successfully on a long-term basis, with a coupon of less than 5%. We calculate the estimated value of the purchase or renewal amount at the expiration of the initial contract term assuming a 10-year renewal at a contract rate equal to 90% of the customer’s contractual rate in effect at the end of the initial contract term. After the initial (typically 20-year) contract term, our Customer Agreements provide customers the option to renew their contracts for the remaining life of the solar energy system typically at a 10% discount to then-prevailing power prices.

Estimated retained value is forecasted as of a specific date. It is forward-looking, and we use judgment in developing the assumptions used to calculate it. Factors that could impact estimated retained value include, but are not limited to, customer payment defaults, or declines in utility rates or early termination of a contract in certain circumstances, including prior to installation.

o

Estimated Retained Value Under Energy Contract represents the net cash flows during the initial (typically 20 year) term of our Customer Agreements (less substantially all value from SRECs prior to July 1, 2015).

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

	For the Three Months Ended September 30,
	2016	2015

MW booked (during the period)	79	95
MW deployed (during the period)	80	56

	As of September 30,
	2016	2015

Cumulative megawatts deployed (end of period)	801	528

	As of September 30,
	2016	2015

	(in thousands, except per watt values)
Estimated nominal contracted payments remaining	$3,031,404	$2,218,731

Estimated retained value under energy contract	$1,289,937	$921,140
Estimated retained value of purchase or renewal	617,138	446,549
Estimated retained value	$1,907,075	$1,367,689

Estimated retained value per watt	$2.31	$2.30

The tables below provide a range of estimated retained value amounts if different default, discount and purchase and renewal assumptions were used.

Estimated retained value under energy contracts:

	As of September 30, 2016
	Discount rate
Default rate	4%	6%	8%

	(in thousands)
5%	$1,484,423	$1,254,777	$1,074,830
0%	1,527,889	1,289,937	1,103,628

Estimated retained value of purchase:

	As of September 30, 2016
	Discount rate
Purchase or Renewal rate	4%	6%	8%

	(in thousands)
80%	$825,889	$537,865	$354,743
90%	947,550	617,138	407,048
100%	1,069,211	696,410	459,352

Estimated total retained value:

	As of September 30, 2016
	Discount rate
Purchase or Renewal rate	4%	6%	8%

	(in thousands)
80%	$2,353,778	$1,827,803	$1,458,371
90%	2,475,439	1,907,075	1,510,676
100%	2,597,100	1,986,347	1,562,980

Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting policies and estimates during the nine months ended September 30, 2016 from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the SEC pursuant to the Exchange Act.

Results of Operations

The results of operations presented below should be reviewed in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

	(in thousands, except per share amounts)
Revenue:
Operating leases and incentives	$43,150	$31,650	$123,084	$88,416
Solar energy systems and product sales	68,883	50,950	210,230	116,551
Total revenue	112,033	82,600	333,314	204,967
Operating expenses:
Cost of operating leases and incentives	40,770	28,723	117,478	77,167
Cost of solar energy systems and product sales	57,264	46,468	176,376	106,422
Sales and marketing	40,192	45,382	127,096	104,284
Research and development	2,458	2,240	7,294	7,019
General and administrative	21,331	21,486	68,193	61,469
Amortization of intangible assets	1,051	1,051	3,154	2,644
Total operating expenses	163,066	145,350	499,591	359,005
Loss from operations	(51,033)	(62,750)	(166,277)	(154,038)
Interest expense, net	13,957	8,475	38,535	24,038
Loss on early extinguishment of debt	—	—	—	431
Other expenses (income), net	42	87	(460)	1,405
Loss before income taxes	(65,032)	(71,312)	(204,352)	(179,912)
Income tax expense (benefit)	9,936	903	13,146	(5,312)
Net loss	(74,968)	(72,215)	(217,498)	(174,600)
Net loss attributable to noncontrolling interests and redeemable noncontrolling interests	(91,846)	(69,447)	(280,153)	(161,377)
Net income (loss) attributable to common stockholders	$16,878	$(2,768)	$62,655	$(13,223)
Less: Deemed dividend to convertible preferred stockholders	—	(24,890)	—	(24,890)
Net income (loss) available to common stockholders	$16,878	$(27,658)	$62,655	$(38,113)

Net income (loss) per share attributable to common stockholders
Basic	$0.16	$(0.41)	$0.61	$(0.96)
Diluted	$0.16	$(0.41)	$0.60	$(0.96)
Weighted average shares used to compute net income (loss) per share attributable to common stockholders
Basic	102,707	67,732	101,988	39,612
Diluted	105,092	67,732	104,698	39,612

Comparison of the Three Months Ended September 30, 2016 and 2015

Revenue

	Three Months Ended September 30,		Change
	2016	2015	$	%

	(in thousands)
Operating leases	$34,144	$23,688	$10,456	44%
Incentives	9,006	7,962	1,044	13%
Operating leases and incentives	43,150	31,650	11,500	36%

Solar energy systems	27,585	9,890	17,695	179%
Products	41,298	41,060	238	1%
Solar energy systems and product sales	68,883	50,950	17,933	35%
Total revenue	$112,033	$82,600	$29,433	36%

Operating Leases and Incentives. Operating lease revenue increased by $10.5 million, due to both an increase in solar energy systems under Customer Agreements being placed in service in the period from October 1, 2015 through September 30, 2016, and a full quarter of revenue recognized in the third quarter of 2016 for systems placed in service in the third quarter of 2015 versus only a portion recognized in the third quarter of 2015. Revenue from incentives increased by $1.0 million primarily due to an increase in ITC revenue, which relates to solar energy systems in lease pass-through funds being placed in service in the prior year as we recognize revenue from the monetization of these ITCs annually over five years on each anniversary of a solar energy system’s permission-to-operate date.

Solar Energy Systems and Product Sales. Revenue from solar energy systems sales increased by $17.7 million compared to the prior year period due to increased sales and marketing efforts.

Operating Expenses

	Three Months Ended September 30,		Change
	2016	2015	$	%

	(in thousands)
Cost of operating leases and incentives	$40,770	$28,723	$12,047	42%
Cost of solar energy systems and product sales	57,264	46,468	10,796	23%
Sales and marketing	40,192	45,382	(5,190)	(11)%
Research and development	2,458	2,240	218	10%
General and administrative	21,331	21,486	(155)	(1)%
Amortization of intangible assets	1,051	1,051	—	0%
Total operating expenses	$163,066	$145,350	$17,716	12%

Cost of Operating Leases and Incentives. The $12.0 million increase in cost of operating leases and incentives was primarily due to the increase in solar energy systems placed in service in the period from October 1, 2015 through September 30, 2016, plus a full quarter of costs recognized for systems placed in service in the third quarter of 2015 versus only a partial quarter of such expenses related to the period in which the assets were in service in 2015. This resulted in a $6.4 million increase in depreciation and amortization of solar energy system equipment costs and initial direct costs, as well as an increase of $5.6 million in non‑capitalizable costs, associated with building and maintaining solar energy systems subject to Customer Agreements.

The cost of operating leases and incentives increased to 94% of operating lease and incentives revenue during the three months ended September 30, 2016, from 91% during the three months ended September 30, 2015. This increase was due to an increase in megawatts installed directly by us, rather than installed by a solar partner, as a result of our increased internal sales and marketing efforts. Leased systems installed by us bear an allocation of costs, such as warehouse rent and utilities, information technology, administrative and product planning costs, that are expensed during the construction and installation phase as these costs do not meet the criteria for capitalization under Accounting

Standards Codification (“ASC”) 360 Property, Plant, and Equipment. These costs can fluctuate depending on the volume of megawatts installed directly by us for systems under an operating lease, and are not necessarily proportional to the increase in revenue generated by our entire fleet of leased systems. As such, the cost of operating leases and incentives as a percentage of operating lease and incentives revenue can vary from period to period.

Cost of Solar Energy Systems and Product Sales. The $10.8 million increase in cost of solar energy systems and product sales represents an increase in material and personnel costs associated with solar energy systems sold directly to customers as well as solar panels, inverters and other solar-related products sold to resellers, as well as the costs associated with the customer lead sales for Clean Energy Experts, LLC (“CEE”).

Sales and Marketing Expense. The $5.2 million decrease in sales and marketing expense was attributable to the decrease in our use of certain third party lead generation and direct mailer provider services as we continue to generate more leads internally as a result of our acquisition of CEE.

Research and Development Expense. The $0.2 million increase in research and development expenses primarily relates to an increase in headcount to support the growth of our business.

Non-Operating Expenses

	Three Months Ended September 30,		Change
	2016	2015	$	%

	(in thousands)
Interest expense, net	$13,957	$8,475	$5,482	65%
Other expenses, net	42	87	(45)	(52)%
Total interest and other expenses, net	$13,999	$8,562	$5,437	64%

Interest Expense, net. The increase in interest expense, net of $5.5 million was related to additional borrowings entered into in late 2015 and in the nine months ended September 30, 2016.

Income Tax Expense

	Three Months Ended September 30,		Change
	2016	2015	$	%

	(in thousands)
Income tax expense	$9,936	$903	$9,033	1,000%

The tax expense at the statutory rate of 34.0% for the three months ended September 30, 2016 was reduced by the allocation of the losses to noncontrolling interests and redeemable noncontrolling interests of 48.0% and by other miscellaneous items of 1.3%. The tax expense at the statutory rate of 34.0% for the three months ended September 30, 2015 was reduced by the allocation of the losses to noncontrolling interests and redeemable noncontrolling interests of 33.1%, by the tax impact of intercompany transactions of 1.3% and other miscellaneous items of 0.9%.

The majority of our tax expense relates to an increase in our deferred tax liabilities related to partnerships. Given our net operating loss carryforwards as of December 31, 2015, we do not expect to pay income tax, including in connection with our 2016 income tax provision, until our net operating losses are fully utilized. As of December 31, 2015, our federal and state net operating loss carryforwards were $595.0 million and $546.6 million, respectively. If not utilized, the federal net operating loss will begin to expire in the year 2028 and the state net operating losses will begin to expire in the year 2020.

Net Loss Attributable to Noncontrolling Interests and Redeemable Noncontrolling Interests

	Three Months Ended September 30,		Change
	2016	2015	$	%

	(in thousands)
Net loss attributable to noncontrolling interests and redeemable noncontrolling interests	$(91,846)	$(69,447)	$(22,399)	32%

The increase in net loss attributable to noncontrolling interests and redeemable noncontrolling interests was primarily a result of the addition of five investment funds since September 30, 2015, as well as the HLBV method used in determining the amount of net loss attributable to noncontrolling interests and redeemable noncontrolling interests, which generally allocates more loss to the noncontrolling interest in the first several years after fund formation.

Comparison of the Nine Months Ended September 30, 2016 and 2015

Revenue

	Nine Months Ended September 30,		Change
	2016	2015	$	%

	(in thousands)
Operating leases	$92,451	$63,735	$28,716	45%
Incentives	30,633	24,681	5,952	24%
Operating leases and incentives	123,084	88,416	34,668	39%

Solar energy systems	93,655	22,724	70,931	312%
Products	116,575	93,827	22,748	24%
Solar energy systems and product sales	210,230	116,551	93,679	80%
Total revenue	$333,314	$204,967	$128,347	63%

Operating Leases and Incentives. Operating lease revenue increased by $28.7 million related to an increase in solar assets under Customer Agreements being placed in service in the period from October 1, 2015 through September 30, 2016 and due to nine months of revenue recognized in 2016 for systems placed in service in the nine months ended September 30, 2015 versus only a portion recognized in 2015. Revenue from incentives increased by $6.0 million primarily due to an increase in ITC revenue, which relates to solar energy systems in lease pass-through funds being placed in service in the prior year as we recognize revenue from the monetization of these ITCs annually over five years on each anniversary of a solar energy system’s permission-to-operate date.

Solar Energy Systems and Product Sales. Revenue from solar energy systems sales increased by $70.9 million compared to the prior year period due to increased sales and marketing efforts. Product sales increased by $22.7 million compared to the prior period due to increases in volume of all products sold and our acquisition of CEE in April 2015.

Operating Expenses

	Nine Months Ended September 30,		Change
	2016	2015	$	%

	(in thousands)
Cost of operating leases and incentives	$117,478	$77,167	$40,311	52%
Cost of solar energy systems and product sales	176,376	106,422	69,954	66%
Sales and marketing	127,096	104,284	22,812	22%
Research and development	7,294	7,019	275	4%
General and administrative	68,193	61,469	6,724	11%
Amortization of intangible assets	3,154	2,644	510	19%
Total operating expenses	$499,591	$359,005	$140,586	39%

Cost of Operating Leases and Incentives. The $40.3 million increase in cost of operating leases and incentives was primarily due to the increase in solar energy systems placed in service in the period from October 1, 2015 through September 30, 2016, plus nine months of costs recognized for systems placed in service in the nine months ended September 30, 2015 versus only a portion of a nine month period of such expenses related to the period in which the assets were in service in 2015. This resulted in a $16.1 million increase in depreciation and amortization of solar energy system equipment costs and initial direct costs and an increase of $24.2 million in non-capitalizable costs, associated with building and maintaining solar energy systems subject to Customer Agreements which includes $1.7 million in severance-related expenses and cancellation expenses related to the exit of our Nevada operations during the first quarter of 2016.

The cost of operating leases and incentives increased to 95% of operating lease and incentives revenue during the nine months ended September 30, 2016, from 87% during the nine months ended September 30, 2015. This increase was due to an increase in megawatts installed directly by us, rather than installed by a solar partner, as a result of our increased internal sales and marketing efforts. Leased systems installed by us bear an allocation of costs, such as warehouse rent and utilities, information technology, administrative and product planning costs, that are expensed during the construction and installation phase as these costs do not meet the criteria for capitalization under ASC 360 Property, Plant, and Equipment. These costs can fluctuate depending on the volume of megawatts installed directly by us for systems under an operating lease, and are not necessarily proportional to the increase in revenue generated by our entire fleet of leased systems. As such, the cost of operating leases and incentives as a percentage of operating lease and incentives revenue can vary from period to period.

Cost of Solar Energy Systems and Product Sales. The $70.0 million increase in cost of solar energy systems and product sales represents an increase in material and personnel costs associated with solar energy systems sold directly to customers, solar panels, inverters and other solar-related products sold to resellers and costs associated with customer lead sales for CEE. In addition, we incurred $0.3 million in severance-related expenses and cancellation expenses related to the exit of our Nevada operations during the first quarter of 2016.

Sales and Marketing Expense. The $22.8 million increase in sales and marketing expense was attributable to the expansion of our direct-to-consumer channel as well as costs associated with the growth of our business including entering new markets, which resulted in increasing hiring of sales and marketing personnel and internal lead generation costs. In addition, we incurred $1.6 million related to a write-off of initial direct costs related to canceled deals and severance-related expenses in connection with the exit of our Nevada operations.

General and Administrative Expense. The $6.7 million increase in general and administrative expenses primarily relates to an increase in professional services and hiring of personnel to support the growth of our business and ability to operate as a public company.

Amortization of Intangible Assets. The $0.5 million increase in amortization expense resulted from the amortization of intangible assets acquired from the CEE acquisition in April 2015.

Non-Operating Expenses

	Nine Months Ended September 30,		Change
	2016	2015	$	%

	(in thousands)
Interest expense, net	$38,535	$24,038	$14,497	60%
Loss on early extinguishment of debt	—	431	(431)	(100)%
Other expenses (income), net	(460)	1,405	(1,865)	(133)%
Total interest and other expenses, net	$38,075	$25,874	$12,201	47%

Interest Expense, net. The increase in interest expense, net of $14.5 million was related to additional borrowings entered into in late 2015 and in the nine months ended September 30, 2016.

Other Expenses (income), net. The decrease in other expenses (income), net of $1.9 million primarily relates to expenses incurred related to an entity which was recorded on an equity method basis of accounting in 2015, offset by the change in fair value of warrant derivatives that were issued to former Series D and E preferred stockholders as an inducement to convert their shares of convertible preferred stock into shares of common stock immediately prior to the closing of our initial public offering.

Income Tax Expense (Benefit)

	Nine Months Ended September 30,		Change
	2016	2015	$	%

	(in thousands)
Income tax expense (benefit)	$13,146	$(5,312)	$18,458	(347)%

The tax expense at the statutory rate of 34.0% for the nine months ended September 30, 2016 was reduced by the allocation of the losses to noncontrolling interests and redeemable noncontrolling interests of 46.6%, by other miscellaneous items of 1.2% and increased by the tax impact of intercompany transactions of 7.4%. The tax benefit at the statutory rate of 34.0% for the nine months ended September 30, 2015 was reduced by the allocation of the losses to noncontrolling interests and redeemable noncontrolling interests of 30.5%, other miscellaneous items of 1.1% and increased by the tax impact of intercompany transactions of 0.6%.

The majority of our tax expense relates to an increase in our deferred tax liabilities related to partnerships. Given our net operating loss carryforwards as of December 31, 2015, we do not expect to pay income tax, including in connection with our 2016 income tax provision, until our net operating losses are fully utilized. As of December 31, 2015, our federal and state net operating loss carryforwards were $595.0 million and $546.6 million, respectively. If not utilized, the federal net operating loss will begin to expire in the year 2028 and the state net operating losses will begin to expire in the year 2020.

Net Loss Attributable to Noncontrolling Interests and Redeemable Noncontrolling Interests

	Nine Months Ended September 30,		Change
	2016	2015	$	%

	(in thousands)
Net loss attributable to noncontrolling interests and redeemable noncontrolling interests	$(280,153)	$(161,377)	$(118,776)	74%

The increase in net loss attributable to noncontrolling interests and redeemable noncontrolling interests was primarily a result of the addition of five investment funds since September 30, 2015, as well as the HLBV method used in determining the amount of net loss attributable to noncontrolling interests and redeemable noncontrolling interests, which generally allocates more loss to the noncontrolling interest in the first several years after fund formation.

Liquidity and Capital Resources

As of September 30, 2016, we had cash of $207.5 million, which consisted of cash held in checking and savings accounts with financial institutions. We finance our operations mainly through a variety of financing fund arrangements that we have formed with fund investors, borrowings, cash generated from our sources of revenue and more recently, proceeds from secured credit facilities agreements with a syndicate of banks for up to $340.0 million in committed facilities and a $24.5 million secured, non-recourse loan arrangement. Our principal uses of cash are funding our business, including the costs of acquisition and installation of solar energy systems, satisfaction of our obligations under our debt instruments and other working capital requirements. Our business model requires substantial outside financing arrangements to grow the business and facilitate the deployment of additional solar energy systems. The solar energy systems that are operational are expected to generate a positive return rate over the term of the Customer Agreement, typically 20 years. However, in order to grow, we will continue to be dependent on financing from outside parties. If financing is not available to us on acceptable terms if and when needed, we may be required to reduce planned spending, which could have a material adverse effect on our operations. While there can be no assurances, we anticipate raising additional required capital from new and existing investors. We believe our cash, investment fund commitments and available borrowings as further described below will be sufficient to meet our anticipated cash needs for at least the next 12 months. The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2016	2015

	(in thousands)
Consolidated cash flow data:
Net cash used in operating activities	$(127,231)	$(71,932)
Net cash used in investing activities	(545,692)	(431,852)
Net cash provided by financing activities	676,536	614,636
	$3,613	$110,852

Operating Activities

During the nine months ended September 30, 2016, we used $127.2 million in net cash in operating activities. The driver of our operating cash inflow consists of payments received from customers. During the nine months ended September 30, 2016, we had an increase in deferred revenue of approximately $7.2 million relating to upfront lease payments received from customers and solar energy system incentive rebate payments received from various state and local utilities. This increase was offset by our operating cash outflows of $109.7 million from our net loss excluding non-cash and non-operating items. Changes in inventory resulted in a cash outflow of $14.6 million. Changes in working capital, other than deferred revenue and inventory, resulted in a cash outflow of $10.1 million.

During the nine months ended September 30, 2015, we used $71.9 million in net cash from operations. The primary driver of our operating cash inflow consists of payments received from customers. During the nine months ended September 30, 2015, we had an increase in deferred revenue of approximately $31.9 million relating to upfront lease payments received from customers and solar energy system incentive rebate payments received from various state and local utilities. Net changes in working capital resulted in a cash inflow of $12.2 million. This increase was offset by our operating cash outflows of $116.0 million from our net loss excluding non-cash and non-operating items.

Investing Activities

During the nine months ended September 30, 2016, we used $545.7 million in cash in investing activities. Of this amount, we used $530.3 million to acquire and install solar energy systems and components under our long-term Customer Agreements, $10.4 million for the acquisition of office equipment, leasehold improvements and furniture and $5.0 million for additional purchase consideration for the acquisition of CEE.

During the nine months ended September 30, 2015, we used $431.9 million in cash in investing activities. Of this amount, we used $408.9 million to acquire and install solar energy systems and components under our long-term Customer Agreements, $14.6 million for the CEE acquisition in April 2015 and $8.4 million for the acquisition of vehicle, office equipment, leasehold improvements and furniture.

Financing Activities

During the nine months ended September 30, 2016, we generated $676.6 million from financing activities. This was primarily driven by $408.7 million in net proceeds from fund investors, $265.1 million in proceeds from debt, net of debt issuance costs and repayments, including repayment of asset-backed notes, and $9.1 million from state grants, net of recapture.

During the nine months ended September 30, 2015, we generated $614.6 million from financing activities. This was primarily driven by $223.5 million in net proceeds from our initial public offering, net of offering costs, $179.9 million in net proceeds from fund investors, $414.2 million in proceeds from debt, net of debt issuance costs and repayments, offset by repayments of $201.2 million on debt.

Debt and Financing Fund Commitments

Debt Instruments

For a discussion of the terms and conditions of debt instruments and changes thereof in the period, refer to Note 6, Indebtedness, to our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Investment Fund Commitments

As of September 30, 2016, we had undrawn committed capital of approximately $148.7 million which may only be used to purchase and install solar energy systems. We intend to establish new investment funds in the future, and we may also use debt, equity or other financing strategies to finance our business.

Contractual Obligations and Other Commitments

The following table summarizes our contractual obligations as of September 30, 2016 (in thousands):

	Payments Due by Period
	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years	Total

	(in thousands)
Contractual Obligations:
Debt obligations (including future interest)	$39,593	$386,516	$235,492	$293,212	$954,813
Distributions payable to noncontrolling interests and redeemable noncontrolling interests	9,817	—	—	—	9,817
Purchase of photovoltaic modules	21,800	—	—	—	21,800
Capital lease obligations (including accrued interest)	11,831	14,423	1,700	49	28,003
Operating lease obligations	9,838	15,157	6,187	3,508	34,690
Total contractual obligations	$92,879	$416,096	$243,379	$296,769	$1,049,123

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to certain market risks in the ordinary course of our business. Our primary exposure includes changes in interest rates because certain borrowings bear interest at floating rates based on LIBOR plus a specified margin. We sometimes manage our interest rate exposure on floating-rate debt by entering into derivative instruments to hedge all or a portion of our interest rate exposure in certain debt facilities. We do not enter into any derivative instruments for trading or speculative purposes. Changes in economic conditions could result in higher interest rates, thereby increasing our interest expense and operating expenses and reducing funds available for capital investments, operations and other purposes. A hypothetical 10% increase in our interest rates on our variable rate debt facilities would have increased our interest expense by $0.5 million and $0.4 million for the nine months ended September 30, 2016 and 2015, respectively.

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

In connection with that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of September 30, 2016, our disclosure controls and procedures were effective and designed to provide reasonable assurance that the information required to be disclosed is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. We recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

The solar energy industry is an emerging and constantly evolving market opportunity. We believe the solar energy industry will take several years to fully develop and mature, and we cannot be certain that the market will grow at the rate we expect. For example, in the nine months ended September 30, 2016, we experienced increases in cancellations of our Customer Agreements in certain markets. Any future growth of the solar energy market and the success of our solar service offerings depend on many factors beyond our control, including recognition and acceptance of the solar service market by consumers, the pricing of alternative sources of energy, a favorable regulatory environment, the continuation of expected tax benefits and other incentives and our ability to provide our solar service offerings cost-effectively. If the markets for solar energy do not develop at the rate we expect, our business may be adversely affected.

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

As of September 30, 2016, a substantial majority of states have adopted net metering policies. Net metering policies are designed to allow homeowners to serve their own load using on-site energy generation. Electricity that is generated by a solar energy system and consumed on-site avoids a retail energy purchase from the applicable utility, and excess electricity that is exported back to the electric grid generates a retail credit within a homeowner’s monthly billing period. At the end of the monthly billing period, if the homeowner has generated excess electricity within that month, the homeowner typically carries forward a credit for any excess electricity to be offset against future utility energy purchases. At the end of an annual billing period or calendar year, utilities either continue to carry forward a credit, or reconcile the homeowner’s final annual or calendar year bill using different rates (including zero credit) for the exported electricity.

Utilities, their trade associations, and fossil fuel interests in the country are currently challenging net metering policies, and seeking to either eliminate it, cap it, or impose charges on homeowners that adopt net metering. For example, in October 2015 the Hawaii Public Utilities Commission issued an Order that eliminates net metering for all new customers. In its place, the Commission created an interim tariff that sets a reduced rate for the credit customers receive when they export power, and generally sets a path where all future solar energy systems will no longer be able to export power to the broader electrical grid. All existing net metering customers and customers who submitted net metering applications before October 12, 2015 are grandfathered indefinitely under the old rules. We will continue to build and service these systems. In addition, in early 2016 we ceased our operations in Nevada in response to the elimination of net metering by the Public Utilities Commission of Nevada (“PUCN”). However, in September 2016, the PUCN issued an Order grandfathering in customers under the prior net metering rules who had installed a solar energy system or had submitted a net metering application prior to December 31, 2015.

Some states set limits on the total percentage of a utility’s customers that can adopt net metering. For example, New Hampshire, South Carolina and New Jersey have net metering caps. New York currently has no cap but that policy could be subject to change in the future, and other states we serve now or in the future may adopt net metering caps. If the net metering caps in these jurisdictions are reached without an extension of net metering policies, homeowners in the future will not have access to the economic value proposition net metering allows. For example, New Hampshire has commenced a regulatory proceeding to study net metering and determine whether the policy should continue as is once the state’s newly-extended 100 MW cap is hit. If changes to net metering policies occur without grandfathering to existing homeowners, those existing homeowners could be negatively impacted, which could create a default risk from those homeowners. Our ability to sell our solar service offerings may be adversely impacted by the failure to extend existing limits to net metering or the elimination of currently existing net metering policies. The failure to adopt a net metering policy where it currently is not in place would pose a barrier to our offering services in those states. Additionally, the imposition of charges that only or disproportionately impact homeowners that utilize net metering, or the introduction of rate designs that reduce the value of the electricity our solar energy systems produce and savings homeowners receive by purchasing our solar service offerings, would adversely impact our business.

Electric utility statutes and regulations and changes to statutes or regulations may present technical, regulatory and economic barriers to the purchase and use of our solar service offerings that may significantly reduce demand for such offerings.

Federal, state and local government statutes and regulations concerning electricity heavily influence the market for our solar service offerings. These statutes and regulations relate to electricity pricing, net metering, incentives, taxation, competition with utilities, and the interconnection of homeowner-owned and third party-owned solar energy systems to the electrical grid. These statutes and regulations are constantly evolving. Governments, often acting through state utility or public service commissions, change and adopt different rates for residential customers on a regular basis and these changes can have a negative impact on our ability to deliver savings to homeowners.

Utilities, their trade associations, and fossil fuel interests in the country, each of which has significantly greater economic and political resources than the residential solar industry, are currently challenging solar-related policies to reduce the competitiveness of residential solar energy. Any adverse changes in solar-related policies could have a negative impact on our business and prospects. For example, in early 2016, we ceased operations in Nevada as a result of the elimination of net metering (which was recently amended by the PUCN to grandfather in customers who had installed a solar energy system or submitted a net metering application prior to December 31, 2015) and are engaged in a lawsuit challenging that decision.

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

All states regulate investor-owned utility retail electricity pricing. In addition, there are numerous publicly owned utilities and electric cooperatives that establish their own retail electricity pricing through some form of regulation or internal process. These regulations and policies could deter potential homeowners from purchasing our solar service offerings. For example, utilities in states including Colorado, Arizona and New Hampshire are seeking rate design changes to “unbundle” rates, and utilities in additional states may potentially follow suit. This form of “unbundling” can include changing rates to charge lower volume-based rates – the rates charged for kilowatt hours of electricity purchased by a residential customer – raising unavoidable fixed charges that a homeowner is subject to when they purchase solar energy from third parties, and levying charges on homeowners based on their point of maximum demand during a month (referred to as “demand charge”). These forms of rate design would adversely impact our business by reducing the value of the electricity our solar energy systems produce and reducing the savings homeowners receive by purchasing our solar service offerings. These proposals could continue in other market states. In addition to changes in general rates charged to all residential customers, utilities are increasingly seeking solar-specific charges (which may be fixed charges, capacity-based charges, or other rate changes). Any of these changes could materially reduce the demand for our products and could limit the number of markets in which our products are competitive with electricity provided by the utilities. As an example, in early 2016 we ceased our operations in Nevada in response to the elimination of net metering by the PUCN, which decision was amended by the PUCN in September 2016 to grandfather in customers who had installed a solar energy system or submitted a net metering application prior to December 31, 2015 under the prior net metering rules.

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

Our business model also relies on multiple tax exemptions offered at the state and local levels. For example, solar energy systems are generally not considered in determining values for calculation of local and state real and personal property taxes as a result of applicable property tax exemptions. If solar energy systems were not excluded, the property taxes payable by homeowners would be higher, which could offset any potential savings our solar service offerings could offer. For example, in the state of Arizona, the Arizona Department of Revenue has determined that a personal property tax exemption on solar panels does not apply to solar panels that are leased (as opposed to owned), such that leased panels in Arizona may ultimately subject the homeowner to an increase in personal property taxes and this increased personal property tax could reduce or eliminate entirely the savings that these solar panels would otherwise provide to the homeowner. Although we are involved in ongoing litigation challenging the Arizona personal property tax determination, there can be no assurances that this litigation will be resolved in a manner that is favorable to us or other solar companies. If this litigation is not resolved in a manner that is favorable to us and other solar companies, and we pass the tax cost on to our customers, it will adversely impact our ability to attract new customers in Arizona, and the savings that our current Arizona customers realize will be reduced by the additional tax imposed, which will make our solar service offerings less attractive to those customers and could increase the risk of default from those customers. In addition, South Carolina counties do not currently assess property tax on residential solar energy systems, although state law does not provide for an explicit exemption. In general, we rely on certain state and local tax exemptions that apply to the sale of equipment, sale of power, or both. These state and local sales tax exemptions can be changed by the state legislature and other regulators, and such a change, for example if South Carolina were to begin assessing property tax on residential solar energy systems, could adversely impact our business.

We are not currently regulated as a utility under applicable laws, but we may be subject to regulation as a utility in the future or become subject to new federal and state regulations for any additional solar service offerings we may introduce in the future.

Federal, state and municipal laws do not currently regulate us as a utility. As a result, we are not subject to the various regulatory requirements applicable to U.S. utilities. However, any federal, state, local or otherwise applicable regulations could place significant restrictions on our ability to operate our business and execute our business plan by prohibiting or otherwise restricting our sale of electricity. These regulatory requirements could include restricting our sale of electricity, as well as regulating the price of our solar service offerings. If we were subject to the same regulatory authorities as utilities in the United States or if new regulatory bodies were established to oversee our business, then our operating costs could materially increase.

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

Interconnection rules establish the circumstances in which rooftop solar will be connected to the electricity grid. Interconnection limits or circuit-level caps imposed by regulators may curb our growth in key markets. Utilities throughout the country have different rules and regulations regarding interconnection and some utilities cap or limit the amount of solar energy that can be interconnected to the grid. Our systems do not provide power to homeowners until they are interconnected to the grid. The vast majority of our current homeowners are connected to the grid, and we expect most homeowners to continue to be connected to the grid in the future.

Interconnection regulations are based on claims from utilities regarding the amount of solar electricity that can be connected to the grid without causing grid reliability issues or requiring significant grid upgrades. Although recent rulings from the Hawaii Public Utilities Commission have helped resolve some problems, historically, interconnection limits or circuit-level caps have slowed the pace of our installations in Hawaii. Similar interconnection limits could slow our future installations in Hawaii or other markets, harming our growth rate and customer satisfaction scores.

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

We have incurred net losses in the past, and we had an accumulated deficit of $24.6 million as of September 30, 2016. We will continue to incur net losses as we increase our spending to finance the expansion of our operations, expand our installation, engineering, administrative, sales and marketing staffs, increase spending on our brand awareness and other sales and marketing initiatives, and implement internal systems and infrastructure to support our growth. We do not know whether our revenue will grow rapidly enough to absorb these costs and our limited operating history makes it difficult to assess the extent of these expenses or their impact on our results of operations. Our ability to achieve profitability depends on a number of factors, including but not limited to:

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

For example, our headcount has grown to approximately 3,400 as of September 30, 2016. Our success and ability to further scale our business will depend, in part, on our ability to manage these changes in a cost-effective and efficient manner. If we cannot manage our growth, we may be unable to take advantage of market opportunities, execute our business strategies or respond to competitive pressures. This could also result in declines in quality or homeowner satisfaction, increased costs, difficulties in introducing new solar service offerings or other operational difficulties. Any failure to effectively manage growth could adversely impact our business and reputation.

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

As of September 30, 2016, approximately half of our customers were in California. Accordingly, our business and results of operations are particularly susceptible to adverse economic, regulatory, political, weather and other conditions in this market and in other markets that may become similarly concentrated, in particular the east coast, where we have seen significant growth in 2016. In addition, our corporate and sales headquarters are located in San Francisco, California, an area that is at a heightened risk of earthquakes. We may not have adequate insurance, including business interruption insurance, to compensate us for losses that may occur from any such significant events, including damage to our solar energy systems. A significant natural disaster, such as an earthquake, could have a material adverse impact on our business, results of operations and financial condition. In addition, acts of terrorism or malicious computer viruses could cause disruptions in our or our solar partners’ businesses or the economy as a whole. To the extent that these disruptions result in delays or cancellations of installations or the deployment of our solar service offerings, our business, results of operations and financial condition would be adversely affected.

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

We typically bear the risk of loss and are generally obligated to cover the cost of maintenance, repair and removal for any solar energy system that we sell or lease to our investment funds. At the time we sell or lease a solar energy system to an investment fund, we enter into a maintenance services agreement where we agree to operate and maintain the system for a fixed fee that is calculated to cover our future expected maintenance costs. If our solar energy systems require an above-average amount of repairs or if the cost of repairing systems were higher than our estimate, we would need to perform such repairs without additional compensation. If our solar energy systems, approximately half of which are located in California, are damaged as the result of a natural disaster beyond our control, losses could exceed or be excluded from, our insurance policy limits, and we could incur unforeseen costs that could harm our business and financial condition. We may also incur significant costs for taking other actions in preparation for, or in reaction to, such events. We purchase property insurance with industry standard coverage and limits approved by an investor’s third-party insurance advisors to hedge against such risk, but such coverage may not cover our losses.

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

The Office of the Inspector General of the U.S. Department of the Treasury has issued subpoenas to a number of significant participants in the rooftop solar energy installation industry, including us. The subpoenas we received require us to deliver certain documents in our possession relating to our participation in the U.S. Treasury grant program. These documents have been delivered to the Office of the Inspector General of the U.S. Department of the Treasury, which is investigating the administration and implementation of the U.S. Treasury grant program.

In July 2012, we and other companies that are significant participants in both the solar industry and the cash grant program (under Section 1603 of the American Recovery and Reinvestment Act of 2009) received subpoenas from the U.S. Department of the Treasury’s Office of the Inspector General. Our subpoenas requested, among other things, documents that relate to our applications for U.S. Treasury grants and communications with certain other solar service companies or certain firms that appraise solar energy property for U.S. Treasury grant application purposes. The Inspector General is working with the Civil Division of the U.S. Department of Justice to investigate the administration and implementation of the U.S. Treasury grant program, including possible misrepresentations concerning the fair market value of the solar power systems submitted for grant under that program made in grant applications by companies in the solar industry, including us. We produced documents and testimony as requested by the Inspector General, and we intend to continue to cooperate fully with the Inspector General and the Department of Justice. We are not able to predict how long this review will be on-going. If, at the conclusion of the investigation, the Inspector General concludes that misrepresentations were made, the Department of Justice could decide to bring a civil action to recover amounts it believes were improperly paid to us. If it were successful in asserting this action, we could be required to pay damages and penalties for any funds received based on such misrepresentations (which, in turn, could require us to make indemnity payments to certain of our fund investors). Such consequences could have a material adverse effect on our business, liquidity, financial condition and prospects. Additionally, the period of time necessary to resolve the investigation is uncertain, and this matter could require significant management and financial resources that could otherwise be devoted to the operation of our business.

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

Our customer agreements are typically for 20 years and require the homeowner to make monthly payments to us. Accordingly, we are subject to the credit risk of homeowners. As of September 30, 2016, the average FICO score of our customers under a lease or power purchase agreement with a monthly payment schedule was approximately 754, but this may decline to the extent FICO score requirements under future investment funds are relaxed. While to date homeowner defaults have been immaterial, we expect that the risk of homeowner defaults may increase as we grow our business. Due to the immaterial amount of homeowner defaults to date, our reserve for this exposure is minimal, and our future exposure may exceed the amount of such reserves. If we experience increased homeowner credit defaults, our revenues and our ability to raise new investment funds could be adversely affected. If economic conditions worsen, certain of our homeowners may face liquidity concerns and may be unable to satisfy their payment obligations to us on a timely basis or at all, which could have a material adverse effect on our financial condition and results of operations.

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

Each of our executive officers, directors and each of our stockholders who beneficially own 5% or more of our outstanding common stock and their affiliates, in the aggregate, beneficially own approximately 48.9% of the outstanding shares of our common stock, based on the number of shares outstanding as of September 30, 2016. As a result, these stockholders, if acting together, will be able to influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. They may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentrated control may have the effect of delaying or preventing a change in control of our company, could deprive our stockholders of an opportunity to receive a premium for their capital stock and might ultimately affect the market price of our common stock.

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

As of September 30, 2016, stockholders owning an aggregate of up to 65,396,429 shares of our common stock can require us to register shares of our capital stock owned by them for public sale in the United States. In addition, we filed a registration statement to register shares of our capital stock reserved for future issuance under our equity compensation plans. Subject to the satisfaction of applicable exercise periods and applicable volume and restrictions that apply to affiliates, the shares of our capital stock issued upon exercise of outstanding options to purchase shares of our common stock became available for immediate resale in the United States in the open market.

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

SUNRUN INC.

Date: November 10, 2016	By:	/s/ Lynn Jurich
Lynn Jurich
Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Bob Komin
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