Form 10-K
period 2016-12-31
Sunrun Inc.
filed 2017-03-08
CIK 1469367

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     YES  ☐    NO  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The NASDAQ Stock Market on, June 30, 2016 (the last business day of the Registrant’s most recently completed second fiscal quarter) was approximately $307.8 million.

The number of shares of Registrant’s Common Stock outstanding as of March 6, 2017 was 104,639,279.

Portions of the information called for by Part III of this Form 10-K is hereby incorporated by reference from the definitive Proxy Statements for our annual meeting of stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2016.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

The discussion in this Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which statements involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. Forward-looking statements contained in this Annual Report on Form 10-K include, but are not limited to, statements about:

•	our ability to finance solar energy systems through financing arrangements with fund or other investors;
•	our ability and intent to establish new investment funds;
•	our dependence on the availability of rebates, tax credits and other financial incentives;
•	determinations by the Internal Revenue Service or the U.S. Treasury Department of the fair market value of our solar energy systems;
•	the retail price of utility-generated electricity or electricity from other energy sources;
•	regulatory and policy development and changes;
•	our ability to maintain an adequate rate of revenue growth;
•	our industry’s continued ability to cut costs associated with solar service offerings;
•	our strategic partnerships and expected benefits of such partnerships;
•	the sufficiency of our cash, investment fund commitments and available borrowings to meet our anticipated cash needs;
•	our need to raise capital and finance our operations from new and existing investors;
•	the potential impact of interest rates on our interest expense;
•	our business plan and our ability to effectively manage our growth;
•	our ability to further penetrate existing markets, expand into new markets and our expectations regarding market growth (including, but not limited to, expected cancellation rates);
•	our expectations concerning relationships with third parties, including the attraction and retention of qualified channel partners;
•	the impact of seasonality on our business;
•	our investment in research and development;
•	our expectations regarding certain performance objectives; and
•	the calculation of certain of our key financial and operating metrics and accounting policies.

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

You should read this Annual Report on Form 10-K and the documents that we reference in this Annual Report on Form 10-K and have filed with the Securities and Exchange Commission (the “SEC”) as exhibits to this Annual Report on Form 10-K with the understanding that our actual future results, levels of activity, performance, and events and circumstances may be materially different from what we expect.

PART I

Item 1. Business.

Overview

Sunrun’s (the “Company”) mission is to provide homeowners with clean, affordable solar energy and a best-in-class customer experience. In 2007, we pioneered the residential solar service model, creating a hassle-free, low-cost solution for homeowners seeking to lower their energy bills. By removing the high initial cost and complexity that used to define the residential solar industry, we have fostered the industry’s rapid growth and exposed an enormous market opportunity. Our relentless drive to increase the accessibility of solar energy is fueled by our enduring vision: to create a planet run by the sun.

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

Our core solar service offerings are provided through our lease and power purchase agreements (“PPAs”), which we refer to as our “Customer Agreements” which provide homeowners with simple, predictable pricing for solar energy that is insulated from rising retail electricity prices. While homeowners have the option to purchase a solar energy system outright from us, most of our customers choose to buy solar as a service from us through our solar service offerings and enjoy the flexibility and savings that come from purchasing solar energy without the significant upfront investment of purchasing a solar energy system. With our solar service offerings, we install solar energy systems on our customers’ homes and provide them the solar power produced by those systems for a 20-year initial term. In addition, we monitor, maintain and insure the system at no additional cost during the term of the contract. In exchange, we receive 20 years of predictable cash flows from high credit quality customers and qualify for tax and other benefits. We finance portions of these tax benefits and cash flows through tax equity and non-recourse debt structures in order to fund our upfront costs, overhead and growth investments. We develop valuable customer relationships that can extend beyond this initial contract term and provide us an opportunity to offer additional services in the future, such as our home battery storage service now being offered in Hawaii and California markets. Since our founding, we have continued to invest in a platform of services and tools to enable large scale operations for us and our partner network. The platform includes processes and software, as well as fulfillment through AEE Solar, racking through SnapNrack and acquisition marketing through Clean Energy Experts, LLC (“CEE”). We believe our platform empowers new market entrants and smaller industry participants to profitably serve our large and underpenetrated market without making the significant investments in technology and infrastructure required to compete effectively against established industry players by improving efficiencies and driving down system-wide costs. Our platform provides the support for our multi-channel model, which drives broad customer reach and capital-efficient growth.

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

We have experienced substantial growth in our business and operations since our inception in 2007. As of December 31, 2016, we operated the second largest fleet of residential solar energy systems in the United States, with approximately 134,000 customers across 16 states, as well as the District of Columbia. We have revised our definition of “customer” to represent residential homeowners (i) who have executed a Customer

Agreement or cash sales agreement with us and (ii) for whom we have internal confirmation that the applicable solar energy system has met our installation requirements for size, equipment and design (“notice to proceed” or “NTP”), net of cancellations. Our previous definition of customer included all executed Customer Agreements or cash sales agreements and not just those reaching NTP. Under the new definition of “customer,” as of December 31, 2015, we had approximately 96,000 customers. We have deployed an aggregate of 879 megawatts (“MW”) as of December 31, 2016, and our Gross Earning Assets as of December 31, 2016 were approximately $1.8 billion. Please see the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Key Operating Metrics” for more details on how we calculate Megawatts Deployed and Gross Earning Assets, including modifications made in how we calculate such metrics effective the fourth quarter of 2016.

We also have a long track record of attracting low-cost capital from diverse sources, including tax equity and debt investors. Since inception through March 6, 2017, we have raised tax equity investment funds to finance the previous and future installation of solar energy systems with an estimated value of $5.2 billion.

Our Multi-Channel Capabilities

Our unique, multi-channel capabilities offer consumers a compelling solar service through scalable, cost-effective and consumer-friendly channels. Homeowners can access our products through three channels: direct-to-consumer, solar partnerships and strategic partnerships.

Direct-to-Consumer

We sell solar service offerings and install solar energy systems for homeowners through our direct-to-consumer channel. These solar energy systems are offered to homeowners either under a Customer Agreement, or for purchase. This channel consists of an online lead generation function, a telesales and field sales team, a direct-to-home sales force, a retail sales team and an industry-leading installation organization.

Solar Partnerships

We contract with diverse solar organizations that act as either exclusive or non-exclusive (depending on the terms of their contract with us) distributors of our solar service offerings and subcontractors for the installation of the related solar energy systems. Because of our commitment to these solar organizations and our vested interest in their success, we refer to them as our “solar partners,” although the actual legal relationship is that of an independent contractor. Our solar partners include:

•

Solar integrators: trained and trusted partners who originate customers for our solar service offerings and, procure and install the solar energy systems on our customers’ homes on our behalf as our subcontractors. Partnerships with solar integrators allow us to expand our brand, quickly enter new markets and drive capital-efficient growth. We compensate our solar integrators on a per solar energy system basis for generating Customer Agreements for us and installation work they perform for us.

•

Sales partners: sales and lead generation partners who provide us with high-quality leads and customers at competitive prices. We compensate our sales partners on a per customer basis for the sales and lead generation services they perform for us. All contracts are between the customer and us, based on a price set by us.

•

Installation partners: trusted installation partners who procure and install a subset of our solar energy systems as our subcontractors and allow us to more efficiently deploy a mix of in-house and outsourced installation capabilities. We compensate our installation partners on a per solar energy system basis for the procurement of materials and installation work they perform for us. Installation partners are solely our subcontractors and do not enter into any agreements with our customers.

Our ability to connect specialized sales and installation firms on a single platform, which we license to our solar partners at no cost, allows us to enjoy the benefits of vertical integration without the additional fixed cost structure. This creates margin opportunities, system efficiencies and benefits from network effects in matching these ecosystem participants.

Strategic Partnerships

Our strategic partnerships encompass relationships with new market entrants not previously engaged in solar, including cable, consumer marketing, retail and specialized energy retail companies. Our strategic partners find the residential solar market attractive, but recognize that significant barriers to entry make partnerships the preferred method to reach solar homeowners. Through these strategic arrangements, we typically market our solar service offerings to the strategic partner’s customer base and install the solar energy systems directly or through one of our solar partners. We manage the customer experience and retain the value of the economic relationship through the term of the homeowner’s contract and potential renewal period. We have executed strategic partnerships in competitive processes that give us access to millions of potential customers. As our industry grows, we believe that our unique platform and deep partnership experience position us to be the partner of choice for new market entrants. We believe that these broad strategic relationships will help us drive down our customer acquisition costs and make solar accessible to even more homeowners.

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

Customer Agreements

Since we were founded in 2007, we have been selling solar energy to residential customers at prices typically below utility rates through a variety of offerings, most commonly through our leases and power purchase agreements which we refer to as our “Customer Agreements.” Our two forms of Customer Agreements work the same way economically and have substantially the same contractual terms. However, under our lease agreements, customers lease their solar energy systems from us, while under our power purchase agreements, customers purchase the power produced by the solar energy system. Either directly or through a partner, we construct a solar energy system on a customer’s home and sell the electricity generated by the system at set prices through Customer Agreements which typically have an initial term of 20 years. Rates for both forms of our Customer Agreements can be fixed for the duration of the contract or escalated at a pre-determined percentage, annually. Upon installation, a system is interconnected to the local utility grid. The home’s energy usage is provided by the solar energy system with any additional energy needs provided by the local utility. Unless the solar energy system is connected to a battery, any excess solar energy that is not immediately used by our customers is exported to the utility grid using a bi-directional utility net meter, and the customer generally receives a credit for this excess power from their utility to offset future usage of utility-generated energy.

Although many of our homeowners choose to pay little-to-nothing upfront and instead receive a monthly bill, some customers choose to prepay for some or all of the electricity produced by their systems, thereby reducing their monthly bill. The amount of an upfront payment is customized for each customer and typically ranges from $0 to $3,000 for customers paying monthly. Customers may also choose to fully prepay their 20-year contracts, and the average cost of these prepaid contracts is approximately $16,500. The prepayment amount is based on the estimated amount of the solar energy system’s output over the 20-year term of the Customer Agreement. If the estimated production of the solar energy system is less than the actual production for a given year after the first full year of the agreement, prepaid customers are refunded the difference at the end of each such year. If the solar energy system’s energy production is in excess of the estimate, we allow customers to keep the excess energy at no charge. After the initial term of the Customer Agreement, customers have the option to renew their contracts for the remaining life of the solar energy system, typically at a 10% discount to then-prevailing power prices, to purchase the system from us at its fair market value, or have us remove the system.

Regardless of the type of Customer Agreement our customers choose, we operate the system and agree to monitor and maintain it in good condition at no cost to the customer. We offer an industry-leading performance guarantee to ensure that our customers are receiving the energy they expect at the price they expect. Our customers also receive up to a ten-year warranty for roof penetrations.

If a customer sells their home, the customer has the right to purchase the system or assign their Customer Agreement to the new homeowner, provided the new homeowner meets our credit requirements and agrees to be bound by the terms and conditions of the Customer Agreement. In connection with this service transfer, the customer may prepay all or a portion of the remaining payments due under the Customer Agreement to lower the monthly rate to be paid by the new homeowner. The amount of this prepayment may be reflected in the sales price of the home. If the customer fails to purchase the system or assign the agreement to a new homeowner, we may negotiate a Customer Agreement directly with the new homeowner on modified terms and/or look to the original customer for any past due or lost payments. We have completed thousands of service transfers and, from inception through December 31, 2016, the aggregate expected net present value of the Customer Agreements once assigned represented approximately 99% of what it was prior to assignment.

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

Research and Development

We believe continued investment in research and development is an important component of our on-going efforts to improve and expand our platform of services and tools. Our research and development expenses were $10.2 million in 2016, $9.7 million in 2015 and $8.4 million in 2014. These expenses include costs related to the development, maintenance and research associated with our BrightPath software and our SnapNrack racking equipment.

Intellectual Property

As of December 31, 2016, we had 15 issued patents and 22 filed patent applications in the United States and foreign countries relating to a variety of aspects of our solar solutions. Our issued United States patents will expire 20 years from their respective filing dates, with the earliest expiring in 2029. We intend to file additional patent applications as we innovate through our research and development efforts.

Government Regulation

Although we are not regulated as a public utility in the United States under applicable national, state or other local regulatory regimes where we conduct business, we compete primarily with regulated utilities. As a result, we have developed and are committed to maintaining a policy team to focus on the key regulatory and legislative issues impacting the entire industry. We believe these efforts help us better navigate local markets through relationships with key stakeholders and facilitate a deep understanding of the national and regional policy environment.

To operate our systems, we obtain interconnection permission from the applicable local primary electric utility. Depending on the size of the solar energy system and local law requirements, interconnection permission is provided by the local utility directly to us and/or our homeowners. In almost all cases, interconnection permissions are issued on the basis of a standard process that has been pre-approved by the local public utility commission or other regulatory body with jurisdiction over net metering policies. As such, no additional regulatory approvals are required once interconnection permission is given.

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

The federal government currently offers a 30% investment tax credit (“Commercial ITC”) under Section 48(a) of the Internal Revenue Code of 1986, as amended (the “Code”), for the installation of certain solar power facilities owned for business purposes. The depreciable basis of a solar facility is also reduced by 50% of the tax credit claimed. Similarly, the federal government currently offers a 30% investment tax credit under Section 25D of the Internal Revenue Code (“Residential ITC”), for the installation of certain solar power facilities owned by residential taxpayers. The Commercial ITC was set to step down to 10% and the Residential ITC was set to expire at the end of 2016. In December 2015, Congress passed legislation extending both the Commercial and Residential ITC for an additional five years with a ramp down from 30% to 26% for solar property commencing construction in 2020 and then further to 22% for solar property commencing construction in 2021. Current law provides that the Commercial ITC will be 10% for both (i) solar property commencing construction after 2021 and (ii) solar property that commenced construction during or prior to 2021 but is placed in service after 2023, and the Residential ITC will expire after 2021.

More than half of the states, and many local jurisdictions, have established property tax incentives for renewable energy systems that include exemptions, exclusions, abatements and credits. Many states also have adopted procurement requirements for renewable energy production. Twenty-nine states and the District of Columbia have adopted a renewable portfolio standard (and nine other states have some voluntary goal) that requires regulated utilities to procure a specified percentage of total electricity delivered in the state from eligible renewable energy sources, such as solar energy systems, by a specified date. To prove compliance with such mandates, utilities must surrender solar renewable energy credits (“SRECs”) to the applicable authority. Solar energy system owners such as our investment funds often are able to sell SRECs to utilities directly or in SREC markets.

While there are numerous federal, state and local government incentives that benefit our business, some adverse interpretations or determinations of new and existing laws can have a negative impact on our business. For example, in the state of Arizona, the Arizona Department of Revenue has determined that a personal property tax exemption on solar panels does not apply to solar panels that are leased (as opposed to owned), and has subjected our leased solar panels to personal property taxes. While we are challenging that determination, an adverse outcome will subject us and other solar companies to an increase in personal property taxes. If we pass this additional tax on to our customers in the form of higher prices, it could reduce or eliminate entirely the savings that these solar panels would otherwise provide to the customer. Although we are involved in ongoing litigation challenging the Arizona personal property tax determination, there can be no assurances that this litigation will be resolved in a manner that is favorable to us or other solar companies. If this litigation is not resolved in a manner that is favorable to us and other solar companies, it will adversely impact our operations in Arizona, and if we decide to pass the tax cost on to our customers, the price increase could adversely impact our ability to attract new customers in Arizona if it reduces or eliminates the savings that the solar panels would otherwise provide.

Employees

As of December 31, 2016, we had approximately 3,020 employees. We also engage independent contractors and consultants. None of our employees are covered by collective bargaining agreements. We have not experienced any work stoppages.

Corporate Information

Our principal executive offices are located at 595 Market Street, 29th Floor, San Francisco, California 94105, and our telephone number is (415) 580-6900. Our website address is www.sunrun.com. Information contained on, or that can be accessed through, our website does not constitute part of this Annual Report on Form 10-K and inclusions of our website address in this Annual Report on Form 10-K are inactive textual references only. We were formed in 2007 as a California limited liability company, and converted in 2008 into a Delaware corporation.

The Sunrun design logo, “Sunrun” and our other registered or common law trademarks, service marks or trade names appearing in this Annual Report on Form 10-K are the property of Sunrun Inc. Other trademarks and trade names referred to in this Annual Report on Form 10-K are the property of their respective owners.

Available Information

We file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended. The public may obtain these filings at the Securities and Exchange Commission (the SEC) Public Reference Room at 100 F Street, NE, Washington, DC 20549 or by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website at www.sec.gov that contains reports, proxy and information statements and other information that we file with the SEC electronically. Copies of our reports on Form 10-K, Forms 10-Q, Forms 8-K, and amendments to those reports may also be obtained, free of charge, electronically on the investor relations page on our website located at investors.sunrun.com as soon as reasonably practical after we file such material with, or furnish it to, the SEC.

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

Our future success depends on our ability to raise capital from third parties to grow our business. To date, we have funded our business principally through low-cost tax equity investment funds. If we are unable to establish new investment funds when needed, or upon desirable terms, the growth of our solar service business would be impaired. Changes in tax law could affect our ability to establish such tax equity investment funds or impact the terms of existing or future funds.

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

In addition, our business and results of operations are materially affected by conditions in the global capital markets and the economy. A general slowdown or volatility in current economic conditions, stemming from the level of U.S. national debt, currency fluctuations, unemployment rates, the availability and cost of credit, the U.S. housing market, inflation levels, negative interest rates, energy costs and concerns over a slow economic recovery could adversely affect our business, including our ability to raise financing.

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

The solar energy industry is an emerging and constantly evolving market opportunity. We believe the solar energy industry will take several years to fully develop and mature, and we cannot be certain that the market will grow at the rate we expect. For example, in 2016, we experienced increases in cancellations of our Customer Agreements in certain markets. Any future growth of the solar energy market and the success of our solar service offerings depend on many factors beyond our control, including recognition and acceptance of the solar service market by consumers, the pricing of alternative sources of energy, a favorable regulatory environment, the continuation of expected tax benefits and other incentives and our ability to provide our solar service offerings cost-effectively. If the markets for solar energy do not develop at the rate we expect, our business may be adversely affected.

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

The federal government currently offers a 30% ITC (the “Commercial ITC”) under Section 48(a) of the Internal Revenue Code of 1986, as amended (the “Code”), for the installation of certain solar power facilities owned for business purposes. The depreciable basis of a solar facility is also reduced by 50% of the tax credit claimed. Similarly, the federal government currently offers a 30% investment tax credit (“Residential ITC”) for the installation of certain solar power facilities owned by residential taxpayers. The Commercial ITC was set to step down to 10% and the Residential ITC was set to expire at the end of 2016. However in December 2015, Congress passed legislation extending both the Commercial and Residential ITC for an additional five years with a ramp down from 30% to 26% for solar property commencing construction in 2020 and then further to 22% for solar property commencing construction in 2021. Current law provides that the Commercial ITC will be 10% for both (i) solar property commencing construction after 2021 and (ii) solar property which commenced construction during or prior to 2021 but which is placed in service after 2023, and the Residential ITC will expire after 2021.

Potential investors must remain satisfied that the funding structures that we offer will make the tax benefits associated with solar energy systems available to these investors, which depends on the investors’ assessment of the tax law, the absence of any unfavorable interpretations of that law and the continued application of existing tax law and interpretations to our funding structures. Adverse changes in existing law or interpretations of existing law by the Internal Revenue Service (the “IRS”) and the courts could reduce the willingness of investors to invest in funds associated with these solar energy systems. Moreover, if tax rates are reduced, there will be less appetite for tax benefits overall, which will reduce the pool of available funds, and certain benefits (such as depreciation) will have less value, requiring additional cash to be paid to investors to meet return demands. Accordingly, we cannot assure you that this type of financing will continue to be available to us. New investment fund structures or other financing mechanisms may also become available, and if we are unable to take advantage of these fund structures and financing mechanisms, we may be at a competitive disadvantage. If, for any reason, we were unable to finance our solar service offerings through tax-advantaged structures or if we were unable to realize or monetize Commercial ITCs or other tax benefits, we may no longer be able to provide our solar service offerings to new homeowners on an economically viable basis, which would have a material adverse effect on our business, financial condition and results of operations.

If the Internal Revenue Service or the U.S. Department of the Treasury makes determinations that the fair market value of our solar energy systems is materially lower than what we have claimed, we may have to pay significant amounts to our fund investors and our business, financial condition and prospects may be materially and adversely affected.

We and our fund investors claim the Commercial ITC or the U.S. Treasury grant in amounts based on the fair market value of our solar energy systems. We have obtained independent appraisals to determine the fair market values we report for claiming Commercial ITCs and U.S. Treasury grants. The IRS and the U.S. Treasury Department review these fair market values. With respect to U.S. Treasury grants, the U.S. Treasury Department reviews the reported fair market value in determining the amount initially awarded, and the IRS and the U.S. Treasury Department may also subsequently audit the fair market value and determine that amounts previously awarded must be repaid to the U.S. Treasury Department or that excess awards constitute taxable income for U.S. federal income tax purposes. With respect to Commercial ITCs, the IRS may review the fair market value on audit and determine that the tax credits previously claimed must be reduced. If the fair market value is determined in these circumstances to be less than what we reported, we may owe our fund investors an amount equal to this difference, plus any costs and expenses associated with a challenge to that valuation. We could also be subject to tax liabilities, including interest and penalties. If the IRS or the U.S. Treasury Department further disagrees now or in the future with the amounts we reported regarding the fair market value of our solar energy systems, or if we receive an adverse outcome with respect to the Department of the Treasury Inspector General investigation discussed elsewhere in this “Risk Factors” section and in the section entitled “Item 1. Legal Proceedings” elsewhere in this Annual Report on Form 10-K, it could have a material adverse effect on our business, financial condition and prospects. For example, a hypothetical five percent downward adjustment in the fair market value of the solar energy systems related to approximately $269.0 million in U.S. Treasury grants that we have received since the beginning of the U.S. Treasury grant program through December 31, 2014, would obligate us to repay approximately $14.0 million to our fund investors. Five of our investment funds are currently being audited by the IRS, three of which involve a review of our fair market value determinations of our solar energy systems. In addition, two of our investors are currently being audited by the IRS, and those audits also involve a review of the fair market value determination of our solar energy systems. If these audits result in an adverse finding, we would be subject to an indemnity obligation to these investors. Since the Company cannot determine how the IRS will evaluate system values used in claiming ITCs, the Company is unable to reliably estimate the maximum potential future payments that it could have to make under this obligation as of each balance sheet date.

We have historically benefited from declining costs in our industry, and our business and financial results may be harmed not only as a result of any increases in costs associated with our solar service offerings but also any failure of these costs to continue to decline as we currently expect. If we do not reduce our cost structure in the future, our ability to continue to be profitable may be impaired.

Declining costs related to raw materials, manufacturing and the sale and installation of our solar service offerings has been a key driver in the pricing of our solar service offerings and, more broadly, homeowner adoption of solar energy. While historically the prices of solar panels and raw materials have declined, the cost of solar panels and raw materials could increase in the future, and such products’ availability could decrease, due to a variety of factors, including trade barriers, export regulations, regulatory or contractual limitations, industry market requirements and changes in technology and industry standards. Any such cost increases or decreases in availability could slow our growth and cause our financial results and operational metrics to suffer. For example, in the past, we and our solar partners purchased a significant portion of the solar panels used in our solar service offerings from manufacturers based in China or containing components from China. The U.S. government has recently imposed antidumping and countervailing duties on solar cells manufactured in China. In addition, we may face other increases in our operating expenses, including increases in wages or other labor costs, as well as marketing, sales or branding related costs. In addition, we are investing heavily in building our direct-to-consumer capabilities after our 2014 acquisition of the residential sales and installation business of Mainstream Energy Corporation, as well as its fulfillment business, AEE Solar, and its racking business, SnapNrack, which we refer to collectively as Mainstream Energy Corporation (“MEC”). These investments included significantly increasing our installation capacity through the opening of new branches, increasing our hiring in construction and in associated management personnel, and increasing brand and sales and marketing expenses.

We may continue to make significant investments to drive growth in the future. Increases in any of these costs could adversely affect our results of operations and financial condition and harm our business and prospects. If we are unable to reduce our cost structure in the future, it could have a material adverse effect on our ability to be profitable and on our business and prospects.

We rely on net metering and related policies to offer competitive pricing to homeowners in all of our current markets, and changes to net metering policies may significantly reduce demand for electricity from our solar service offerings.

As of December 31, 2016, a substantial majority of states have adopted net metering policies. Net metering policies are designed to allow homeowners to serve their own load using on-site energy generation. Electricity that is generated by a solar energy system and consumed on-site avoids a retail energy purchase from the applicable utility, and excess electricity that is exported back to the electric grid generates a retail credit within a homeowner’s monthly billing period. At the end of the monthly billing period, if the homeowner has generated excess electricity within that month, the homeowner typically carries forward a credit for any excess electricity to be offset against future utility energy purchases. At the end of an annual billing period or calendar year, utilities either continue to carry forward a credit, or reconcile the homeowner’s final annual or calendar year bill using different rates (including zero credit) for the exported electricity.

Utilities, their trade associations, and fossil fuel interests in the country are currently challenging net metering policies, and seeking to either eliminate it, cap it, or impose charges on homeowners that have net metering. For example, in October 2015 the Hawaii Public Utilities Commission issued an Order that eliminates net metering for all new customers. In its place, the Commission created an interim tariff that sets a reduced rate for the credit customers receive when they export power, and generally sets a path where all future solar energy systems will no longer be able to export power to the broader electrical grid. All existing net metering customers and customers who submitted net metering applications before October 12, 2015 are grandfathered indefinitely under the old rules. We will continue to build and service these systems. In addition, in early 2016 we ceased new installations in Nevada in response to the elimination of net metering by the Public Utilities Commission of Nevada (“PUCN”). However, in September 2016, the PUCN issued an Order grandfathering in customers under the prior net metering rules who had installed a solar energy system or had submitted a net metering application prior to December 31, 2015. In addition, in December 2016, the PUCN issued an Order restoring net metering for approximately 40% of new residential solar in northern Nevada. Sierra Pacific Power Company, the utility in northern Nevada, has formally requested that the PUCN reconsider this decision.

Some states set limits on the total percentage of a utility’s customers that can adopt net metering. For example, New Hampshire, South Carolina and New Jersey have net metering caps. New York currently has no cap but that policy could be subject to change in the future, and other states we serve now or in the future may adopt net metering caps. If the net metering caps in these jurisdictions are reached without an extension of net metering policies, homeowners in the future will not have access to the economic value proposition net metering allows. For example, New Hampshire has commenced a regulatory proceeding to study net metering and determine whether the policy should continue as is once the state’s newly-extended 100 MW cap is hit. If changes to net metering policies occur without grandfathering to existing homeowners, as occurred recently in Nevada (but was subsequently reversed), those existing homeowners could be negatively impacted, which could create a default risk from those homeowners. Our ability to sell our solar service offerings may be adversely impacted by the failure to extend existing limits to net metering or the elimination of currently existing net metering policies. The failure to adopt a net metering policy where it currently is not in place would pose a barrier to entry in those states. Additionally, the imposition of charges that only or disproportionately impact homeowners that have solar systems, or the introduction of rate designs such as the “unbundled” rates mentioned above, would adversely impact our business.

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

Utilities, their trade associations, and fossil fuel interests in the country, each of which has significantly greater economic and political resources than the residential solar industry, are currently challenging solar-related policies to reduce the competitiveness of residential solar energy. Any adverse changes in solar-related policies could have a negative impact on our business and prospects. For example, in early 2016, we ceased new installations in Nevada as a result of the elimination of net metering (which was thereafter amended by the PUCN to grandfather in customers who had installed a solar energy system or submitted a net metering application prior to December 31, 2015) and are engaged in a lawsuit challenging that decision.

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

Utilities could also offer other value-added products or services that could help them compete with us even if the cost of electricity they offer is higher than ours. In addition, a majority of utilities’ sources of electricity are non-solar, which may allow utilities to sell electricity more cheaply than us. Moreover, regulated utilities are increasingly seeking approval to “rate-base” their own residential solar businesses. Rate-basing means that utilities would receive guaranteed rates of return for their solar businesses. This is already commonplace for utility scale solar projects and commercial solar projects. While few utilities to date have received regulatory permission to rate-base residential solar, our competitiveness would be significantly harmed should more utilities receive such permission because we do not receive guaranteed profits for our solar service offerings.

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

All states regulate investor-owned utility retail electricity pricing. In addition, there are numerous publicly owned utilities and electric cooperatives that establish their own retail electricity pricing through some form of regulation or internal process. These regulations and policies could deter potential homeowners from purchasing our solar service offerings. For example, utilities in states including Colorado, Arizona and New Hampshire are seeking rate design changes to “unbundle” rates, and utilities in additional states such as New York may potentially follow suit. This form of “unbundling” can include changing rates to charge lower volume-based rates – the rates charged for kilowatt hours of electricity purchased by a residential customer – raising unavoidable fixed charges that a homeowner is subject to when they purchase solar energy from third parties, and levying charges on homeowners based on their point of maximum demand during a month (referred to as “demand charge”). These forms of rate design would adversely impact our business by reducing the value of the electricity our solar energy systems produce and reducing the savings homeowners receive by purchasing our solar service offerings. These proposals could continue in other market states. In addition to changes in general rates charged to all residential customers, utilities are increasingly seeking solar-specific charges (which may be fixed charges, capacity-based charges, or other rate changes). Any of these changes could materially reduce the demand for our products and could limit the number of markets in which our products are competitive with electricity provided by the utilities. As an example, in December 2016, the Arizona Corporation Commission issued a decision to eliminate net metering and reduce export rates for new solar customers. The specific rate changes applicable to

Arizona solar customers may be determined in utility rate cases taking place in 2017. As another example, in early 2016, we ceased new installations in Nevada in response to the elimination of net metering by the PUCN, which decision was amended by the PUCN in September 2016 to grandfather in customers who had installed a solar energy system or submitted a net metering application prior to December 31, 2015 under the prior net metering rules. The PUCN also issued an Order in December 2016 restoring net metering by expanding the cap for solar by 40% in northern Nevada however, the utility Sierra Pacific Power Company has formally requested that the PUCN reconsider this decision.

Our business currently depends on the availability of utility rebates, tax credits and other financial incentives in addition to other tax benefits. The expiration, elimination or reduction of these rebates and incentives could adversely impact our business.

Our business depends on government policies that promote and support solar energy and enhance the economic viability of owning solar energy systems. U.S. federal, state and local governmental bodies provide incentives to owners, distributors, installers and manufacturers of solar energy systems to promote solar energy. These incentives include ITCs, as discussed above, as well as other tax credits, rebates and other financial incentives, such as system performance payments and payments for solar renewable energy credits (“SRECs”) associated with solar energy generation. Some markets, such as New Jersey and Massachusetts, currently utilize SRECs. SRECs can be volatile and could decrease over time as the supply of SREC-producing solar energy systems installed in a particular market increases. We rely on the incentives listed above to lower our cost of capital and to incent investors to invest in our funds, all of which enables us to lower the price we charge homeowners for our solar service offerings. These incentives have had a significant impact on the development of solar energy but they could change at any time, especially in light of the recent change in administration, as further described below. These incentives may also expire on a particular date (as discussed above with respect to the ITC), end when the allocated funding is exhausted, or be reduced, terminated or repealed without notice. The financial value of certain incentives may also decrease over time.

The current administration’s proposed environmental and tax policies may create regulatory uncertainty in the solar energy industry and may lead to a reduction or removal of various clean energy programs and initiatives designed to curtail climate change. Such a reduction or removal of incentives could diminish the market for solar energy. The current administration has also made public statements regarding reducing the corporate tax rate, expensing capital costs and imposing a border adjustment tax on imported goods. A reduction in the corporate tax rate and the expensing of capital costs could diminish the capacity of potential fund investors to benefit from tax incentives, and could require additional cash to be distributed to such fund investors in lieu of tax benefits. In addition, a border adjustment tax on imported goods could increase our cost inputs. In addition, the current administration also made public statements regarding overturning or modifying policies of, or regulations enacted by, the prior administration that placed limitations on coal and gas electric generation, mining and/or exploration. Any effort to overturn federal and state laws, regulations or policies that are supportive of solar energy generation or that remove costs or other limitations on other types of energy generation that compete with solar energy projects could materially and adversely affect our business.

Our business model also relies on multiple tax exemptions offered at the state and local levels. For example, solar energy systems are generally not considered in determining values for calculation of local and state real and personal property taxes as a result of applicable property tax exemptions. If solar energy systems were not excluded, the property taxes payable by homeowners would be higher, which could offset any potential savings our solar service offerings could offer. For example, in the state of Arizona, the Arizona Department of Revenue has determined that a personal property tax exemption on solar panels does not apply to solar panels that are leased (as opposed to owned) and has subjected our leased solar panels to personal property taxes. While we are challenging that determination, an adverse outcome will subject us and other solar companies to an increase in personal property taxes. If we pass this additional tax on to our customers in the form of higher prices, it could reduce or eliminate entirely the savings that these solar panels would otherwise provide to the homeowner. Although we are involved in ongoing litigation challenging the Arizona personal property tax determination, there can be no assurances that this litigation will be resolved in a manner that is favorable to us or other solar companies. If this litigation is not resolved in a manner that is favorable to us and other solar companies, it will adversely impact our operations in Arizona. If we decide to pass the tax cost on to our customers, such price increase could adversely impact our ability to attract new customers in Arizona, and the savings that our current

Arizona customers realize could be reduced or eliminated by the additional tax imposed, which will make our solar service offerings less attractive to those customers and could increase the risk of default from those customers. In addition, South Carolina counties do not currently assess property tax on residential solar energy systems, although state law does not provide for an explicit exemption. In general, we rely on certain state and local tax exemptions that apply to the sale of equipment, sale of power, or both. These state and local sales tax exemptions can be changed by the state legislature and other regulators, and such a change, for example if South Carolina were to begin assessing property tax on residential solar energy systems, could adversely impact our business.

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

Our fund investors typically advance capital to us based on energy estimates. The models we use to calculate prepayments in connection with certain of our investment funds will be updated for each investment fund at a fixed date occurring after placement in service of all applicable solar energy systems or an agreed upon date (typically within the first year of the applicable term) to reflect certain specified conditions as they exist at such date including the ultimate system size of the equipment that was leased, how much it cost, and when it went into service. In some cases, these true-up models will also incorporate any changes in law, which would include any reduction in rates (and thus any reduction in the benefits of depreciation). As a result of this true up, applicable payments are resized, and we may be obligated to refund a portion of the investor’s prepayments or to contribute additional assets to the investment fund. In addition, certain of our fund investors have the right to require us to purchase their interests in the investment funds after a set period of time, generally at a price equal to the greater of a set purchase price or fair market value of the interests at the time of the repurchase. Any significant refunds, capital contributions or purchases that we may be required to make could adversely affect our liquidity or financial condition.

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

Until 2014, we focused our efforts primarily on the sales, financing and monitoring of solar energy systems for residential customers, with installation provided by our solar partners. In February 2014, we acquired MEC. We have limited experience managing the fulfillment and racking lines of the MEC business, and we may not be successful in maintaining or growing the revenue from these businesses. Further, we have limited experience, in comparison to our solar partner model, in our direct-to-consumer business, and as a result, we may fail to grow as quickly or achieve the revenue scale targeted in connection with such a model. We may also be unsuccessful in expanding our customer base through installation of our solar service offerings within our current markets or in new markets we may enter. Additionally, we cannot assure you that we will be successful in generating substantial revenue from our current solar service offerings or from any additional solar service offerings we may introduce in the future. Our limited operating history, combined with the rapidly evolving and competitive nature of our industry, may not provide an adequate basis for you to evaluate our results of operations and business prospects. In addition, we only have limited insight into emerging trends, such as alternative energy sources, commodity prices in the overall energy market, and legal and regulatory changes that impact the solar industry, any of which could adversely impact our business, prospects and results of operations.

We have incurred losses and may be unable to achieve or sustain profitability in the future.

We have incurred net losses in the past and may continue to incur net losses as we increase our spending to finance the expansion of our operations, expand our installation, engineering, administrative, sales and marketing staffs, increase spending on our brand awareness and other sales and marketing initiatives, and implement internal systems and infrastructure to support our growth. We do not know whether our revenue will grow rapidly enough to absorb these costs and our limited operating history makes it difficult to assess the extent of these expenses or their impact on our results of operations. Our ability to achieve profitability depends on a number of factors, including but not limited to:

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

In the past, we have experienced seasonal fluctuations in sales and installations, particularly in the fourth quarter. This has been the result of decreased sales through the holiday season and weather-related installation delays. In addition, energy production is greater in the second and third quarters of the year, causing variability in operating lease revenues throughout the year. Our incentives revenue is also highly variable due to associated revenue recognition rules, as discussed in greater detail in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Seasonal and other factors may also contribute to variability in our sales of solar energy systems and product sales. For these or other reasons, the results of any prior quarterly or annual periods should not be relied upon as indications of our future performance. In addition, our actual revenue or key operating metrics in one or more future quarters may fall short of the expectations of investors and financial analysts. If that occurs, the trading price of our common stock could decline and you could lose part or all of your investment.

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

In addition, our current and planned operations, personnel, systems and procedures might be inadequate to support our future growth and may require us to make additional unanticipated investment in our infrastructure, including additional costs for the expansion of our employee base and our solar partners as well as marketing and branding costs. For example, our headcount was approximately 3,020 as of December 31, 2016. Our success and ability to further scale our business will depend, in part, on our ability to manage these changes in a cost-effective and efficient manner. If we cannot manage our growth, we may be unable to take advantage of market opportunities, execute our business strategies or respond to competitive pressures. This could also result in declines in quality or homeowner satisfaction, increased costs, difficulties in introducing new solar service offerings or other operational difficulties. Any failure to effectively manage growth could adversely impact our business and reputation.

Servicing our debt requires a significant amount of cash to comply with certain covenants and satisfy payment obligations, and we may not have sufficient cash flow from our business to pay our substantial debt and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.

We have substantial amounts of debt, including the working capital facility and the non-recourse debt facilities entered into by our subsidiaries, as discussed in more detail in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements. Specifically, as of December 31, 2016, we have a $244 million bank line of credit maturing in April 2018. Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not continue to generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures to operate our business. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to timely repay or otherwise refinance our indebtedness (including, but not limited to, the bank line of credit disclosed above) will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.

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

Furthermore, there is no assurance that we will be able to enter into new debt instruments on acceptable terms. If we were unable to satisfy financial covenants and other terms under existing or new instruments, or obtain waivers or forbearance from our lenders, or if we were unable to obtain refinancing or new financings for our working capital, equipment and other needs on acceptable terms if and when needed, our business would be adversely affected.

The production and installation of solar energy systems depends heavily on suitable meteorological conditions. If meteorological conditions are unexpectedly unfavorable, the electricity production from our solar service offerings may be below our expectations, and our ability to timely deploy new systems may be adversely impacted.

The energy produced and revenue and cash flows generated by a solar energy system depend on suitable solar and weather conditions, both of which are beyond our control. Furthermore, components of our systems, such as panels and inverters, could be damaged by severe weather or natural catastrophes, such as hailstorms, tornadoes or earthquakes. In these circumstances, we generally would be obligated to bear the expense of repairing the damaged solar energy systems that we own. Sustained unfavorable weather also could unexpectedly delay the installation of our solar energy systems, leading to increased expenses and decreased revenue and cash flows in the relevant periods. Weather patterns could change, making it harder to predict the average annual amount of sunlight striking each location where our solar energy systems are installed. This could make our solar service offerings less economical overall or make individual systems less economical. Any of these events or conditions could harm our business, financial condition and results of operations.

Our business is concentrated in certain markets, putting us at risk of region specific disruptions.

As of December 31, 2016, approximately half of our customers were in California. Accordingly, our business and results of operations are particularly susceptible to adverse economic, regulatory, political, weather and other conditions in this market and in other markets that may become similarly concentrated, in particular the east coast, where we have seen significant growth in 2016. In addition, our corporate and sales headquarters are located in San Francisco, California, an area that is at a heightened risk of earthquakes. We may not have adequate insurance, including business interruption insurance, to compensate us for losses that may occur from any such significant events, including damage to our solar energy systems. A significant natural disaster, such as an earthquake, could have a material adverse impact on our business, results of operations and financial condition. In addition, acts of terrorism or malicious computer viruses could cause disruptions in our or our solar partners’ businesses or the economy as a whole. To the extent that these disruptions result in delays or cancellations of installations or the deployment of our solar service offerings, our business, results of operations and financial condition would be adversely affected.

Loan financing developments could adversely impact our business.

The third-party ownership structure, which we bring to market through our solar service offerings, continues to be the predominant form of system ownership in the residential solar market in many states. However, with the development of new loan financing products, we have seen a modest shift from leasing to outright purchases of the solar energy system by the homeowner (i.e., a homeowner purchases the solar energy system outright instead of leasing the system from us and paying us for the solar power produced by that system for a 20-year initial term). Continued increases in third-party loan financing products and outright purchases could result in the demand for long-term Customer Agreements to decline, which would require us to shift our product focus to respond to the market trend and could have an adverse effect on our business. In 2016, 2015 and 2014, the majority of our customers chose our solar service offerings as opposed to buying a solar energy system outright. Our financial model is impacted by the volume of homeowners who choose our solar service offerings, and an increase in the number of customers who choose to purchase solar energy systems (whether for cash or through third-party financing) may harm our business and financial results.

The federal government currently offers a 30% Residential ITC for the installation of certain solar power facilities owned by residential taxpayers. The Residential ITC was set to expire at the end of 2016. In December 2015, Congress passed legislation extending the Residential ITC for an additional five years with a ramp down from 30% to 26% for solar property commencing construction in 2020 and then further to 22% for solar property commencing construction in 2021. The Residential ITC is set to expire after 2021. Reductions in, eliminations of, or expirations of, governmental incentives such as the Residential ITC could reduce the number of customers who choose to purchase our solar energy systems.

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

In particular, there are a limited number of suppliers of inverters, which are components that convert electricity generated by solar panels into electricity that can be used to power the home. For example, once we design a system for use with a particular inverter, if that type of inverter is not readily available at an anticipated price, we may incur delays and additional expenses to redesign the system. Further, the inverters on our solar energy systems generally carry only ten year warranties. If there is an inverter equipment shortage in a year when a substantial number of inverters on our systems need to be replaced, we may not be able to replace the inverters to maintain proper system functioning or may be forced to do so at higher than anticipated prices, either of which would adversely impact our business.

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

Completing the sale and installation of a solar energy system requires many different steps including a site audit, completion of designs, permitting, installation, electrical sign-off and interconnection. Homeowners may cancel their Customer Agreement, subject to certain conditions, during this process until commencement of installation, and we have experienced increased customer cancellations in certain markets during 2016. We or our solar partners may face customer cancellations, delays or cost overruns which may adversely affect our or our solar partners’ ability to ramp up the volume of sales or installations in accordance with our plans. These cancellations, delays or overruns may be the result of a variety of factors, such as labor shortages or other labor issues, defects in materials and workmanship, adverse weather conditions, transportation constraints, construction change orders, site changes or roof conditions, geographic factors and other unforeseen difficulties, any of which could lead to increased cancellation rates, reputational harm and other adverse effects. For example, some customer orders are cancelled after a site visit if we determine that a customer needs to make repairs to or install a new roof, or that there is excessive shading on their property. If we continue to experience increased customer cancellations, our financial results will potentially be materially and adversely affected.

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

Homeowners who buy energy from us under leases or power purchase agreements are covered by production guaranties and roof penetration warranties. As the owners of the solar energy systems, we or our investment funds receive a warranty from the inverter and solar panel manufacturers, and, for those solar energy systems that we do not install directly, we receive workmanship and material warranties as well as roof penetration warranties from our solar partners. For example, in 2015 and 2014, we had to replace a significant number of defective inverters, the cost of which was borne by the manufacturer. However, our customers were without solar service for a period of time while the work was done, which impacted customer satisfaction. Furthermore, one or more of our third-party manufacturers or solar partners could cease operations and no longer honor these warranties, leaving us to fulfill these potential obligations to homeowners. Further, we provide a performance guarantee with certain solar service offerings pursuant to which we compensate homeowners on an annual basis if their system does not meet the electricity production guarantees set forth in their agreement with us. Homeowners who buy energy from us under leases or power purchase agreements are covered by production guarantees equal to the length of the term of these agreements, typically 20 years.

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

We depreciate the costs of our solar energy systems over their estimated useful life of 35 years. At the end of the initial 20-year term of the Customer Agreement, customers may choose to purchase their solar energy systems, ask to remove the system at our cost or renew their Customer Agreements. Homeowners may choose to not renew or purchase for any reason, such as pricing, decreased energy consumption, relocation of residence or switching to a competitor product.

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

We have guaranteed payments to the investor in one of our investment funds in the case that the investor does not achieve a specified minimum internal rate of return in this fund. The amounts of potential future payments under this guarantee depend on the amounts and timing of future distributions to the investor from funds and the tax benefits that accrue to the investor from the fund’s activities which is assessed annually. Because of uncertainties associated with estimating the timing and amounts of distributions to the investor, we cannot determine the potential maximum future payments that we could have to make under this guarantee, in particular in the face of potential changes in tax law. To date, we have not been required to make any payments under this guarantee. We may agree to similar terms with other third-party fund investors in the future. Any significant payments that we may be required to make under such guarantees, now or in the future, could adversely affect our financial condition.

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

We acquired MEC in February 2014 and Clean Energy Experts, LLC (“CEE”) in April 2015. We may in the future acquire additional companies, project pipelines, products, or technologies or enter into joint ventures or other strategic initiatives. We may not realize the anticipated benefits of past or future acquisitions, and any acquisition has numerous risks that are not within our control. These risks include the following, among others:

•	difficulty in assimilating the operations and personnel of the acquired company, especially given our unique culture;
•	difficulty in effectively integrating the acquired technologies or products with our current products and technologies;
•	difficulty in maintaining controls, procedures and policies during the transition and integration;

•	disruption of our ongoing business and distraction of our management and employees from other opportunities and challenges due to integration issues;
•	difficulty integrating the acquired company’s accounting, management information and other administrative systems;
•	inability to retain key technical and managerial personnel of the acquired business;
•	inability to retain key customers, vendors and other business partners of the acquired business;
•	inability to achieve the financial and strategic goals for the acquired and combined businesses;
•	incurring acquisition-related costs or amortization costs for acquired intangible assets that could impact our results of operations;
•	significant post-acquisition investments which may lower the actual benefits realized through the acquisition;
•	potential failure of the due diligence processes to identify significant issues with product quality, legal and financial liabilities, among other things;
•	potential inability to assert that internal controls over financial reporting are effective; and
•	potential inability to obtain, or obtain in a timely manner, approvals from governmental authorities, which could delay or prevent such acquisitions.

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

Mergers and acquisitions of companies are inherently risky, may not produce the anticipated benefits and could adversely affect our business, financial condition or results of operations.

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

We are involved in legal proceedings and receive inquiries from government and regulatory agencies. For example, in addition to the pending U.S. Department of the Treasury investigation discussed above, in connection with its review of the Department of Treasury’s Section 1603 program, which allows taxpayers to receive cash grants for certain qualified renewable energy projects, the United States Senate Committee on Finance and the House Committee on Ways and Means sent us an inquiry regarding our use of solar energy incentives, third-party financing, and methods of determining cost basis for solar energy properties, to which we have responded. In the event that we are involved in significant disputes or are the subject of a formal action by a regulatory agency, we could be exposed to costly and time consuming legal proceedings that could result in any number of outcomes. Although outcomes of such actions vary, any current or future claims or regulatory actions initiated by or against us, whether successful or not, could result in significant costs, costly damage awards or settlement amounts, injunctive relief, increased costs of business, fines or orders to change certain business practices, significant dedication of management time, diversion of significant operational resources, or otherwise harm our business.

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

Our Customer Agreements are typically for 20 years and require the homeowner to make monthly payments to us. Accordingly, we are subject to the credit risk of homeowners. As of December 31, 2016, the average FICO score of our customers under a lease or power purchase agreement with a monthly payment schedule was approximately 752, but this may decline to the extent FICO score requirements under future investment funds are relaxed. While to date homeowner defaults have been immaterial, we expect that the risk of homeowner defaults may increase as we grow our business. Due to the immaterial amount of homeowner defaults to date, our reserve for this exposure is minimal, and our future exposure may exceed the amount of such reserves. If we experience increased homeowner credit defaults, our revenues and our ability to raise new investment funds could be adversely affected. If economic conditions worsen, certain of our homeowners may face liquidity concerns and may be unable to satisfy their payment obligations to us on a timely basis or at all, which could have a material adverse effect on our financial condition and results of operations.

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

Any security breach or unauthorized disclosure or theft of personal information we gather, store and use, or other hacking and phishing attacks on our systems, could harm our reputation and subject us to claims or litigation.

We receive, store and use personal information of homeowners, including names, addresses, e-mail addresses, credit information and other housing and energy use information, as well as the personal information of our employees. Unauthorized disclosure of such personal information, whether through breach of our systems by an unauthorized party, employee theft or misuse, or otherwise, could harm our business. In addition, computer malware, viruses, social engineering (predominantly spear phishing attacks), and general hacking have become more prevalent, have occurred on our systems in the past, and could occur on our systems in the future. Inadvertent disclosure of such personal information, or if a third party were to gain unauthorized access to the personal information in our possession, could result in claims or litigation arising from damages suffered by such individuals. In addition, we could incur significant costs in complying with the multitude of federal, state and local laws regarding the unauthorized disclosure of personal information. Our efforts to protect such personal information may be unsuccessful due to software bugs or other technical malfunctions; employees, contractor, or vendor error or malfeasance; or other threats that evolve. In addition, third parties may attempt to fraudulently induce employees or users to disclose sensitive information. Although we have developed systems and processes that are designed to protect the personal information we receive, store and use and to prevent or detect security breaches, we cannot assure you that such measures will provide absolute security. Finally, any perceived or actual unauthorized disclosure of such information could harm our reputation, substantially impair our ability to attract and retain homeowners and have an adverse impact on our business.

If our products do not work as well as planned or if we are unsuccessful in developing and selling new products or in penetrating new markets, our business, financial condition and results of operations could be adversely affected.

Our success and ability to compete are dependent on the products which we have developed or may develop in the future. There is a risk that the products that we have developed or may develop may not work as intended, or that the marketing of the products may not be as successful as anticipated. For example, we introduced our BrightBox energy storage system in Hawaii and California and completed the first installation in Hawaii in May 2016. If BrightBox does not work as intended or if BrightBox is not adopted in the future at the rate we expect, our business, financial condition and results of operations could be adversely affected. The development of new products generally requires substantial investment and can require long development and testing periods before they are commercially viable. We intend to continue to make substantial investments in developing new products and it is possible that that we may not develop or acquire new products or product enhancements that compete effectively within our target markets or differentiate our products based on functionality, performance or cost and thus our new technologies and products may not result in meaningful revenue. In addition, any delays in developing and releasing new or enhanced products could cause us to lose revenue opportunities and potential customers. Any technical flaws in product releases could diminish the innovative impact of our products and have a negative effect on customer adoption and our reputation. If we fail to introduce new products that meet the demands of our customers or target markets or do not achieve market acceptance, or if we fail to penetrate new markets, our business, financial conditions and results of operations could be adversely affected.

We are obligated to maintain proper and effective internal controls over financial reporting. We may not complete our analysis of our internal controls over financial reporting in a timely manner, or these internal controls may not be determined to be effective, which may adversely affect investor confidence in our company and, as a result, the value of our common stock.

We are required, pursuant to the Exchange Act, to furnish a report by management on, among other things, the effectiveness of our internal controls over financial reporting. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal controls over financial reporting. When we are no longer an emerging growth company, our management report on internal control over financial reporting will need to be attested to by our independent registered public accounting firm. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud will be detected.

We may fail to establish and maintain effective internal control over financial reporting, in which case we may not detect errors on a timely basis and our consolidated financial statements may be materially misstated. In addition, we cannot guarantee that our internal control over financial reporting will prevent or detect all errors and fraud. The risk of errors is increased in light of the complexity of our business and investment funds. For example, we must deal with significant complexity in accounting for our fund structures and the resulting allocation of net income (loss) between our stockholders and noncontrolling interests under the hypothetical liquidation at book value (“HLBV”) method as well as the income tax consequences of these fund structures. As we enter into additional investment funds, which may have contractual provisions different from those of our existing funds, the analysis as to whether we consolidate these funds, the calculation under the HLBV method, and the analysis of the tax impact could become increasingly complicated. This additional complexity could require us to hire additional resources and increase the chance that we experience errors in the future.

Historically, in connection with the audits of our consolidated financial statements for the years ended December 31, 2013 and 2012, we identified material weaknesses in our internal control over financial reporting relating to certain aspects of our financial statement close process and our accounting for income taxes. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis. These material weaknesses resulted from an aggregation of deficiencies.

In addition, in the 2013 consolidated financial statements, we incorrectly accounted for our deferred tax liabilities, prepaid tax asset and the related amortization as it related to income taxes incurred on intercompany transactions. The foregoing resulted in the restatement of our 2012 consolidated financial statements. Subsequent to the quarter ended March 31, 2015, we also identified and corrected an immaterial error related to the accounting for taxes on intercompany transactions.

While we were able to determine in our management's report for fiscal 2016 that our internal control over financial reporting is effective, we may not be able to complete our evaluation, testing and any required remediation in a timely fashion in future fiscal years. During the evaluation and testing process, if we identify one or more material weaknesses in our internal control over financial reporting that we are unable to remediate before the end of the same fiscal year in which the material weakness is identified, we will be unable to assert that our internal controls are effective. If we are unable to assert that our internal control over financial reporting is effective, we could lose investor confidence in the accuracy and completeness of our financial reports, which would cause the price of our common stock to decline. In addition, we could become subject to investigations by the NASDAQ Stock Market, the SEC or other regulatory authorities, which could require additional management attention and which could adversely affect our business.

We may be adversely affected by changes in U.S. tax laws.

Congress and the current administration have indicated a desire to reform the U.S. corporate income tax. As part of any tax reform, it is possible that the current corporate income tax rate may be reduced, and there may be other potential changes including limiting or eliminating various other deductions, credits or tax preferences. A reduction in the corporate income tax rate could reduce the value of certain benefits, such as depreciation, and reduce capacity for other benefits, such as tax credits. Limitations on, or elimination of, such tax benefits could significantly impact our ability to raise tax equity investment funds or impact the terms thereof, including the amount of cash distributable to third parties. At this time, it is not possible to measure the potential impact on our tax equity investment funds, the value of our deferred tax assets, business, prospects or results of operations that might result upon enactment.

Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.

As of December 31, 2016, we had U.S. federal net operating loss carryforwards of approximately $571.3 million and state net operating loss carryforwards of approximately $524.9 million, which begin expiring in varying amounts in 2028 and 2024, respectively, if unused. Under Sections 382 and 383 of the Code if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes, such as research tax credits, to offset its post-change income and taxes may be limited. In general, an “ownership change” occurs if there is a cumulative change in our ownership by “5% shareholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. Any such limitations on our ability to use our net operating loss carryforwards and other tax assets could adversely impact our business, financial condition and results of operations.

We may be required to record a charge to earnings if our goodwill or intangible assets become impaired.

We are required under generally accepted accounting principles to test goodwill for impairment at least annually or when events or changes in circumstances indicate that the carrying amount may be impaired, and to review our intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Factors that can lead to impairment of goodwill and intangible assets include significant adverse changes in the business climate and actual or projected operating results, declines in the financial condition of our business and sustained decrease in our stock price. As of December 31, 2016, our market capitalization did not exceed our carrying value and we performed a step 1 analysis in accordance with ASU 350 Intangibles – Goodwill and Other and determined that our fair value exceeded our carrying value and thus we did not have an impairment related to our goodwill. However, if we identify any factors that could indicate an impairment, including a sustained decrease in our stock price, we may be required to record charges to earnings if our goodwill becomes impaired.

Risks Related to Ownership of Our Common Stock

Our executive officers, directors and principal stockholders continue to have substantial control over us, which will limit your ability to influence the outcome of important matters, including a change in control.

Each of our executive officers, directors and each of our stockholders who beneficially own 5% or more of our outstanding common stock and their affiliates, in the aggregate, beneficially own approximately 54.3% of the outstanding shares of our common stock, based on the number of shares outstanding as of December 31, 2016. As a result, these stockholders, if acting together, will be able to influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. They may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentrated control may have the effect of delaying or preventing a change in control of our company, could deprive our stockholders of an opportunity to receive a premium for their capital stock and might ultimately affect the market price of our common stock.

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

Sales of a substantial number of shares of our common stock in the public market, including by our existing stockholders, could cause our stock price to fall.

Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. We are unable to predict the effect that these sales and others may have on the prevailing market price of our common stock.

In addition, certain of our stockholders can require us to register shares of our capital stock owned by them for public sale in the United States. We have also filed a registration statement to register shares of our common stock reserved for future issuance under our equity compensation plans. Subject to the satisfaction of applicable exercise periods and applicable volume and restrictions that apply to affiliates, the shares of our common stock issued upon exercise of outstanding options will become available for immediate resale in the public market upon issuance.

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

We are an emerging growth company, and, for as long as we continue to be an emerging growth company, we may choose to take advantage of exemptions from various reporting requirements applicable to other public companies but not to “emerging growth companies.” These exemptions include not being required to have our independent registered public accounting firm audit our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We are utilizing, and we plan in future filings with the SEC to continue to utilize, the modified disclosure requirements available to emerging growth companies. As a result, our stockholders may not have access to certain information they may deem important. We could remain an “emerging growth company” for up to five years following the anniversary of our initial public offering, or until the earliest of (1) the last day of the first fiscal year in which our annual gross revenue reaches or exceeds $1.0 billion, (2) the date that we become a “large accelerated filer” as defined in the Exchange Act, which could occur as early as January 1, 2018 or (3) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the preceding three-year period.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

Our corporate headquarters and executive offices are located in San Francisco, California, where we occupy approximately 56,000 square feet of office space. We also maintain 50 other locations, consisting primarily of branch offices, warehouses, sales offices and design centers in eleven states.

We lease all of our facilities and we do not own any real property. We believe that our current facilities are adequate to meet our ongoing needs. If we require additional space, we believe that we will be able to obtain additional facilities on commercially reasonable terms.

Item 3. Legal Proceedings.

See Note 22, Commitments and Contingencies, to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock began trading on the NASDAQ Global Select Market under the symbol “RUN” on August 5, 2015.

Holders of Record

As of March 6, 2017, there were approximately 210 holders of record of common stock. Certain shares are held in “street” name and, accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.

Price Range of Our Common Stock

The following table sets forth the reported high and low sales prices of our common stock since the first day of public trading on August 5, 2015 for the indicated periods, as regularly quoted on the NASDAQ Global Select Market:

	Year Ended December 31, 2016		Year Ended December 31, 2015
	High	Low	High	Low

First Quarter	$11.49	$4.86	$—	$—
Second Quarter	$8.45	$5.11	$—	$—
Third Quarter	$6.90	$4.90	$13.31	$8.23
Fourth Quarter	$7.34	$4.15	$14.95	$6.36

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

Stock Price Performance Graph

The following stock performance graph compares our total stock return with the total return for (i) the NASDAQ Composite Index and the (ii) the Guggenheim Solar ETF, which represents a peer group of solar companies, for the period from August 5, 2015 (the date our common stock commenced trading on the NASDAQ Global Select Market) through December 31, 2016. The figures represented below assume an investment of $100 in our common stock at the closing price of $10.77 on August 5, 2015 and in the NASDAQ Composite Index and the Guggenheim Solar ETF on August 5, 2015 including the reinvestment of dividends into shares of common stock. The comparisons in the table are required by the Securities and Exchange Commission, or “SEC”, and are not intended to forecast or be indicative of possible future performance of our common stock. This graph shall not be deemed “soliciting material” or be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, or otherwise subject to the liabilities under that section, and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act of 1933, as amended, or the Securities Act, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

	Ticker	August 5, 2015	December 31, 2015	December 31, 2016
Sunrun Inc.	RUN	$100.00	$109.29	$49.30
NASDAQ Composite Index	^IXIC	$100.00	$97.42	$104.73
Guggenheim Solar ETF	TAN	$100.00	$87.61	$52.30

Item 6. Selected Consolidated Financial Data.

You should read the following selected consolidated financial data below in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements, related notes and other financial information included elsewhere in this Annual Report on Form 10-K. The selected consolidated financial data in this section is not intended to replace the consolidated financial statements and are qualified in their entirety by the consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

The selected consolidated statements of operations data for the years ended December 31, 2016, 2015 and 2014, and the selected consolidated balance sheet data as of December 31, 2016 and 2015 are derived from our audited consolidated financial statements included elsewhere in this Form 10-K. Our historical results are not necessarily indicative of the results that may be expected in the future.

	Year Ended December 31,
	2016	2015	2014
	(in thousands, except per share amounts)
Revenue:
Operating leases and incentives	$168,417	$118,004	$84,006
Solar energy systems and product sales	285,481	186,602	114,551
Total revenue	453,898	304,606	198,557
Operating expenses:
Cost of operating leases and incentives	159,858	111,784	72,898
Cost of solar energy systems and product sales	239,381	168,751	100,802
Sales and marketing	162,781	145,477	78,723
Research and development	10,199	9,657	8,386
General and administrative	92,377	84,442	68,098
Amortization of intangible assets	4,206	3,695	2,269
Total operating expenses	668,802	523,806	331,176
Loss from operations	(214,904)	(219,200)	(132,619)
Interest expense, net	53,244	33,236	27,521
Loss on early extinguishment of debt	—	431	4,350
Other expenses (income), net	(840)	1,338	3,043
Loss before income taxes	(267,308)	(254,205)	(167,533)
Income tax expense (benefit)	35,993	(5,299)	(10,043)
Net loss	(303,301)	(248,906)	(157,490)
Net loss attributable to noncontrolling interests and redeemable noncontrolling interests	(394,988)	(220,660)	(86,638)
Net income (loss) attributable to common stockholders	$91,687	$(28,246)	$(70,852)
Less: Deemed dividend to convertible preferred stockholders	—	(24,890)	—
Net income (loss) available to common stockholders	$91,687	$(53,136)	$(70,852)

Net income (loss) per share available to common shareholders
Basic	$0.90	$(0.96)	$(3.11)
Diluted	$0.87	$(0.96)	$(3.11)
Weighted average shares used to compute net income (loss) per share attributable to common stockholders
Basic	102,367	55,091	22,795
Diluted	104,964	55,091	22,795

	As of December 31,
	2016	2015
	(in thousands)
Consolidated Balance Sheet Data:
Cash	$206,364	$203,864
Solar energy systems, net	2,629,366	1,992,021
Total assets	3,572,818	2,734,592
Long-term non-recourse debt, current portion	14,153	4,722
Recourse debt	244,000	197,000
Long-term non-recourse debt, net of current portion	639,870	333,042
Redeemable noncontrolling interests	137,907	147,139
Total equity	924,186	659,560

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

We provide clean, solar energy to homeowners at a significant savings compared to traditional utility energy. We have been selling solar energy to residential customers through a variety of offerings since we were founded in 2007. We, either directly or through one of our solar partners, install a solar energy system on a customer’s home and either sell the system to the homeowner or, as is more often the case, sell the energy generated by the system to the homeowner pursuant to a lease or power purchase agreement (“PPA”) with no or low upfront costs. We refer to these leases and PPAs as “Customer Agreements.” Following installation, a system is interconnected to the local utility grid. The home’s energy usage is provided by the solar energy system, with any additional energy needs provided by the local utility. Unless the solar energy system is connected to a battery, any excess solar energy that is not immediately used by the homeowners is exported to the utility grid using a bi-directional utility net meter, and the homeowner generally receives a credit for the excess energy from their utility to offset future usage of utility-generated energy.

We offer our solar service offerings both directly to the homeowner and through our solar partners, which include sales and installation partners, and strategic partners, which include retail partners. In addition, we sell solar energy systems directly to customers for cash. We also sell solar energy panels and other products (such as racking) to resellers. As of December 31, 2016, we provided our solar services to customers in 16 states, plus the District of Columbia, and sold solar energy panels and other products to resellers throughout the United States. Approximately half of our cumulative systems deployed are in California.

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

Our ability to offer Customer Agreements depends in part on our ability to finance the purchase and installation of the solar energy systems by monetizing the resulting customer cash flows and related investment tax credits (“ITCs”), accelerated tax depreciation and other incentives from governments and local utilities. We monetize these incentives under tax equity investment funds, which are generally structured as non-recourse project financings. From inception to March 6, 2017, we have established 29 investment funds, which represent financing for an estimated $5.2 billion in value of solar energy systems on a cumulative basis. We intend to establish additional investment funds and may also use debt, equity and other financing strategies to fund our growth.

In addition, completing the sale and installation of a solar energy system requires many different steps including a site audit, completion of designs, permitting, installation, electrical sign-off and interconnection. Homeowners may cancel their Customer Agreements with us, subject to certain conditions, during this process until commencement of installation, and we have experienced increased customer cancellations in certain markets during 2016. If we continue to experience increased customer cancellations, our financial results could be materially and adversely affected.

Recent Developments

At the end of 2015, we began to slow our operations in Nevada as the result of proposed regulatory changes, including elimination of net metering. In early 2016, we ceased our operations in Nevada in response to the issuance of the final rules by the Public Utilities Commission of Nevada (“PUCN”). However, due to a September 2016 PUCN Order, customers who had installed a solar energy system or submitted and had pending a net metering application prior to December 31, 2015, were grandfathered in under the prior retail net metering rates for a 20-year period. Additionally, in December 2016, the PUCN issued an Order restoring net metering by expanding the cap for solar by 40% in northern Nevada. The utility Sierra Pacific Power Company has formally requested that the PUCN reconsider this decision.

In December 2016, we entered into a strategic partnership with National Grid PLC (“National Grid”), which includes a national collaborative grid services pilot and a $100 million direct investment by National Grid in a partnership that will own approximately 200 MW of our rooftop solar systems across the U.S. The strategic partnership also includes a joint marketing agreement that will initially target approximately 100,000 single family homes in downstate New York.

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

From inception to March 6, 2017, we have formed 29 investment funds. Of these 29 funds, 24 are currently active and are described below. We have established different types of investment funds to implement our asset monetization strategy. Depending on the nature of the investment fund, cash may be contributed to the investment fund by the investor upfront or in stages based on milestones associated with the design, construction or interconnection status of the solar energy systems. The cash contributed by the fund investor is used by the investment fund to purchase solar energy systems. The investment funds either own or enter into a master lease with a Sunrun subsidiary for the solar energy systems, Customer Agreements and associated incentives. We receive on-going cash distributions from the investment funds representing a portion of the monthly customer payments received. We use the upfront cash, as well as on-going distributions to cover our costs associated with designing, purchasing and installing the solar energy systems. In addition, we also use debt, equity and other financing strategies to fund our operations. The allocation of the economic benefits between us and the fund investor and the corresponding accounting treatment varies depending on the structure of the investment fund.

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

The table below provides an overview of our current investment funds (in millions, except number of funds and MW Deployed):

		Consolidated Joint Ventures
	Lease Pass-Through	Partnership Flip	JV Inverted Lease

Consolidation	Owner entity consolidated, tenant entity not consolidated	Single entity, consolidated	Owner and tenant entities consolidated	Owner and tenant entities consolidated
Balance sheet classification	Lease pass-through financing obligation	Redeemable noncontrolling interests and noncontrolling interests	Redeemable noncontrolling interests and noncontrolling interests	Noncontrolling interests
Revenue from ITCs	Recognized annually over 5 years as the recapture period elapses	None	None	None
Method of calculating investor interest	Effective interest rate method	Greater of HLBV or redemption value	Greater of HLBV or redemption value	Pro rata
Liability balance as of December 31, 2016	$143.8	N/A	N/A	N/A
Noncontrolling interest balance (redeemable or otherwise) as of December 31, 2016	N/A	$300.5	$81.8	$6.8
Number of funds (as of December 31, 2016)	5	14	4	1
MW Deployed (as of December 31, 2016)	129.5	448.9	139.0	20.7
Carrying value of solar energy systems, net (as of December 31, 2016)	$444.4	$1,318.9	$518.1	$83.4
Contributions from third- party fund investors (through December 31, 2016)	$508.0	$1,101.6	$388.9	$86.3

For further information regarding our investment funds, including the associated risks, see “Risk Factors—Our ability to provide our solar service offerings to homeowners on an economically viable basis depends in part on our ability to finance these systems with fund investors who seek particular tax and other benefits”, Note 11 Cash Equity Financing, Note 14, Lease Pass-Through Financing Obligations, Note 15, VIE Arrangements and Note 16, Redeemable Noncontrolling Interests to our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.

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

In certain arrangements, we agree to defer a portion of the up-front payments by arranging a loan between one of our indirectly wholly owned subsidiaries to a subsidiary of the investor’s tenant entity. There is a legal right to offset the loan against the financing obligation if an event of default has occurred. Therefore, the lease pass-through related to these types of arrangements is recorded net of the loan.

Consolidated Joint Ventures

Partnership Flips. Under partnership flip structures, we and our fund investors contribute cash into a partnership entity. The partnership uses the cash to acquire solar energy systems developed by us and sells or leases the energy produced under Customer Agreements. Each fund investor receives a rate of return, typically on an after-tax basis, which varies by investment fund. Prior to the fund investor receiving its contractual rate of return or for a time period specified in the contractual arrangements, the fund investor receives a significant portion of the value attributable to customer payments, a majority of the accelerated tax depreciation and substantially all of the ITCs. After the fund investor receives its contractual rate of return or after the specified time period, we receive substantially all of the value attributable to the remaining customer payments and other incentives.

Included within the Partnership Flips is the cash equity financing the Company entered into in December 2016. The Company pooled and transferred its interests in certain financing funds into a special purpose entity (“SPE”) with a new investor. The Company did not recognize a gain or loss on the transfer of its interests in the financing funds and continues to consolidate the financing funds. The SPE’s assets and cash flows are not available to the other creditors of the Company, and the investor has no recourse to the Company’s other assets.

Under our partnership flip structures, we have determined that we control the variable interest entity (“VIE”), and accordingly we consolidate the entity and record the investor’s interest as either noncontrolling interests or redeemable noncontrolling interests in our consolidated balance sheets.

Inverted Leases. Under our inverted lease structure, we and the fund investor set up a multi-tiered investment vehicle that is comprised of two partnership entities which facilitate the pass through of the tax benefits to the fund investors. In this structure we contribute solar energy systems to an “owner” partnership entity in exchange for interests in the owner partnership and the fund investors contribute cash to a “tenant” partnership in exchange for interests in the tenant partnership, which in turn makes an investment in the owner partnership entity in exchange for interests in the owner partnership. The owner partnership uses the cash contributions received from the tenant partnership to purchase systems from us and/or fund installation of such systems. The owner partnership leases the contributed solar energy systems to the tenant partnership under a master lease, and the tenant partnership pays the owner partnership rent for those systems both upfront and on an ongoing basis. The tenant partnership sells energy from the solar energy systems to customers pursuant to the terms of the applicable Customer Agreements. Customer payments made to the tenant partnership are used to pay expenses (including fees to us), make master lease rent payments and pay preferred return distributions to the fund investor. The owner partnership distributes cash to us and the tenant partnership. As the tenant partnership is an investor in the owner partnership, this allows the fund investors to receive a portion of the accelerated tax depreciation and operating losses associated with the ownership of the assets. In this format, in part owing to the allocation of depreciation benefits to the investor, the investor’s pre-tax return is much lower than the investor’s after-tax return. Under our existing JV inverted lease structure, a substantial portion of the value generated by the solar energy systems is provided to the fund investor for a specified period of time, which is generally based upon the period of time corresponding to the expiry of the recapture period associated with the ITCs. After that point in time, we receive substantially all of the value attributable to the long-term recurring customer payments and the other incentives. Generally, under the terms of each agreement, the investors’ contributions include the value of ITCs earned or grants to be received by the fund investor. Any other proceeds are allocated on a pro rata basis to the fund investor and us in accordance with their ownership percentages.

We also have one JV inverted lease fund whereby we have a pro rata interest in the entity and we account for the noncontrolling interest’s share of income on a pro rata basis. Accordingly, the noncontrolling interest of this fund is carried on our balance sheet at the cumulative amount of capital contributions, reduced by cumulative distributions paid to the investor, as well as the pro rata share of their income. Under our JV inverted lease structure, we have determined that we control each VIE, and accordingly we consolidate the entity and record investor’s interest as a noncontrolling interest or redeemable noncontrolling interest.

For all of our partnership flips and JV inverted leases, the redeemable noncontrolling interest is carried on our balance sheet at the greater of the redemption value or the amount calculated under the HLBV method. The HLBV method estimates the amount that, if the fund’s assets were hypothetically sold at their book value, the investor would be entitled to receive according to the liquidation waterfall in the partnership agreement. For further information, see the section entitled “Components of Statements of Operations — Net Income (Loss) Attributable to Common Stockholders.”

Key Operating Metrics

We regularly review a number of metrics, including the following key operating metrics, to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make strategic decisions. Some of our key operating metrics are estimates that are based on our management’s beliefs and assumptions and on information currently available to management. Although we believe that we have a reasonable basis for each of these estimates, we caution you that these estimates are based on a combination of assumptions that may prove to be inaccurate over time. Any inaccuracies could be material to our actual results when compared to our calculations. Please see the section titled “Risk Factors” in this Annual Report on Form 10-K for more information. Furthermore, other companies may calculate these metrics differently than we do now or in the future, which would reduce their usefulness as a comparative measure.

During the fourth quarter of 2016, we reviewed our key operating metrics to ensure our reported metrics remain aligned with how we currently operate our business. Based on our growing operating experience, unique business model and industry trends, we modified our method for calculating Megawatts Booked and replaced Estimated Retained Value and Estimated Nominal Contracted Payments Remaining with Gross Earning Assets. We believe these changes will provide investors with improved indicators of performance and trends and are better aligned with our current sales compensation and key operating objectives.

We now calculate Megawatts Booked to include only sold systems or systems subject to a Customer Agreement for which we have internal confirmation that the applicable solar energy system has met our installation requirements for size, equipment and design (“notice to proceed” or “NTP”), net of cancellations, rather than the previous calculation that included all sold systems or systems subject to a Customer Agreement. NTP typically also includes completion of a site assessment to confirm that shading, roof and electrical requirements are met. Since NTP occurs closer to installation, we believe there is a meaningfully higher realization of these systems as deployments, and it is less susceptible to reported seasonal fluctuations. As a result of this modification, we have included a historical presentation of Megawatts Booked in the tables below for periods prior to December 31, 2016 reflecting the updated methodology.

Similarly, we believe Gross Earning Assets (which includes only discounted cash flows for deployed systems, rather than systems subject to a Customer Agreement) provides greater clarity and comparability between periods than Estimated Retained Value and Estimated Nominal Contracted Payments Remaining, with less variability due to cancellations that occur between the execution of a Customer Agreement and deployment. We have presented Gross Earning Assets as of December 31, 2015 and 2016 below.

•

Megawatts Booked represents the aggregate megawatt production capacity of our solar energy systems, whether sold directly to customers or subject to an executed Customer Agreement, for which we have confirmation that the systems have reached NTP, net of cancellations.

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

•

Gross Earning Assets represents the net cash flows (discounted at 6%) we expect to receive during the initial 20-year term of our Customer Agreements for systems that have been deployed as of the measurement date, plus a discounted estimate of the value of the Customer Agreement renewal term or solar energy system purchase at the end of the initial term. Consistent with industry standards, we use a discount rate of 6%. We consider a discount rate of 6% to be appropriate and consistent with recent market transactions that demonstrate that a portfolio of residential solar homeowner contracts is an asset class that can be securitized successfully on a long-term basis, with a coupon of less than 5%. We calculate the Gross Earning Assets value of the purchase or renewal amount at the expiration of the initial contract term assuming a 10-year renewal at a contract rate equal to 90% of the customer’s contractual rate in effect at the end of the initial contract term. After the initial (typically 20-year) contract term, our Customer Agreements provide customers the option to renew their contracts for the remaining life of the solar energy system typically at a 10% discount to then-prevailing power prices.

Gross Earning Assets excludes estimated cash distributions to investors in consolidated joint ventures and estimated operating, maintenance and administrative expenses for systems deployed as of the measurement date. In calculating Gross Earning Assets, we do not deduct customer payments we are obligated to pass through to investors in lease pass-throughs as these amounts are reflected on our balance sheet as long-term and short-term lease pass-through obligations, similar to the way that debt obligations are presented. In determining our finance strategy, we use lease pass-throughs and long-term debt in an equivalent fashion as the schedule of payments of distributions to lease pass-through investors is more similar to the payment of interest to lenders than the internal rates of return (IRRs) paid to investors in other tax equity structures.

o

Gross Earning Assets Under Energy Contract represents the net cash flows during the initial (typically 20 year) term of our Customer Agreements (less substantially all value from SRECs prior to July 1, 2015), for systems deployed as of the measurement date.

o

Gross Earning Assets Value of Purchase or Renewal is the forecasted net present value we would receive upon or following the expiration of the initial Customer Agreement term (either in the form of cash payments during any applicable renewal period or a system purchase at the end of the initial term), for systems deployed as of the measurement date.

Gross Earning Assets is forecasted as of a specific date. It is forward-looking, and we use judgment in developing the assumptions used to calculate it. Factors that could impact Gross Earning Assets include, but are not limited to, customer payment defaults, or declines in utility rates or early termination of a contract in certain circumstances, including prior to installation.

	For the Year Ended December 31,
	2016	2015
MW Booked (during the period) (1)	285	229
MW Deployed (during the period)	282	203

(1)	MW Booked in 2016 excludes 6.5 MW due to Nevada exit. Refer to discussion above for details on the change in methodology.

	As of December 31,
	2016	2015
Cumulative Megawatts Deployed (end of period) (1)	879	596

(1)	The Cumulative Megawatts Deployed may not equal the sum of all MW deployed each year due to rounding.

	As of December 31,
	2016	2015
	(in thousands)
Gross Earning Assets Under Energy Contract	$1,199,882	$842,060
Gross Earning Assets Value of Purchase or Renewal	609,129	431,792
Gross Earning Assets	$1,809,011	$1,273,852

The tables below provide a range of Gross Earning Asset amounts if different default, discount and purchase and renewal assumptions were used.

Gross Earning Assets Under Energy Contract:

	As of December 31, 2016
	Discount rate
Default rate	4%	5%	6%	7%	8%
	(in thousands)
5%	$1,383,868	$1,270,108	$1,169,513	$1,080,304	$1,000,967
0%	$1,421,417	$1,303,825	$1,199,882	$1,107,739	$1,025,824

Gross Earning Assets Value of Purchase or Renewal:

	As of December 31, 2016
	Discount rate
Purchase or Renewal rate	4%	5%	6%	7%	8%
	(in thousands)
80%	$811,183	$655,394	$531,225	$431,934	$352,283
90%	$930,069	$751,479	$609,129	$495,295	$403,974
100%	$1,048,954	$847,564	$687,033	$558,656	$455,664

Total Gross Earning Assets:

	As of December 31, 2016
	Discount rate
Purchase or Renewal rate	4%	5%	6%	7%	8%
	(in thousands)
80%	$2,232,600	$1,959,220	$1,731,107	$1,539,672	$1,378,108
90%	$2,351,485	$2,055,305	$1,809,011	$1,603,034	$1,429,798
100%	$2,470,371	$2,151,389	$1,886,915	$1,666,395	$1,489,273

Components of Statements of Operations

Revenue

We generate revenue from (1) operating leases and incentives and (2) solar energy systems and product sales commencing in 2014 as a result of the residential sales and installation business of Mainstream Energy Corporation, its fulfillment business AEE Solar and its racking business SnapNrack (collectively, “MEC”) acquisition. Product sales also include lead generation sales commencing in 2015 as a result of the acquisition of Clean Energy Experts, LLC or “CEE acquisition”.

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

Our quarterly operating leases and incentives revenue has been and will continue to be impacted by seasonality. Energy production is greater in the second and third quarters than in the first and fourth quarters, causing variability in revenue recognized under PPAs. There are also seasonal fluctuations in sales and installations, particularly in the fourth quarter, resulting from decreased sales through the holiday season and weather-related installation delays. In addition, as described above, ITC revenue associated with lease pass-

through arrangements is recognized once annually on the anniversary of the PTO date and a high percentage of our existing ITCs have PTO dates that occur in the fourth quarter.

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

Cost of Operating Leases and Incentives

Operating leases and incentives cost of revenue is primarily comprised of depreciation of solar energy systems, as reduced by amortization of U.S. Treasury grants and state tax credits, amortization of initial direct costs (“IDCs”), and lease operations, monitoring and maintenance costs including associated personnel costs. Other costs include allocated corporate overhead costs, which mainly includes personnel costs associated with supply chain, logistics, operations management, safety and quality control, and vehicle depreciation costs.

Cost of Solar Energy Systems and Product Sales

Solar energy systems cost of revenue and non-lead generation product sales cost of revenue primarily consists of direct and indirect material and personnel costs for solar energy systems installations and product sales. Other costs include engineering and design costs, estimated warranty costs, freight costs, allocated corporate overhead costs, which mainly includes personnel costs associated with supply chain, logistics, operations management, safety and quality control, and vehicle depreciation costs. Cost of revenue for lead generations consists of costs related to direct-response advertising activities associated with generating customer leads.

Sales and Marketing

Sales and marketing expenses include personnel costs as well as advertising, promotional and other marketing related expenses. Sales and marketing expenses also include lead generation costs and retail fees paid to strategic partners, allocated corporate overhead costs, travel and professional services.

Research and Development

Research and development expenses include personnel costs, allocated corporate overhead costs, and other costs related to the development of our BrightPath software suite as well as our racking equipment.

General and Administrative

General and administrative expenses include personnel costs related to accounting, finance, legal, human resources and executive staff. General and administrative expenses also include professional services and allocated corporate overhead costs.

Amortization of Intangible Assets

We acquired intangible assets in connection with the acquisition of MEC and CEE. Such intangible assets are being amortized over their estimated useful lives, which range from five to ten years.

Non-operating Expenses

Interest Expense, net

Interest expense, net primarily consists of the interest charges associated with long term borrowing and lease pass-through financing obligations. Our lines of credit, syndicated term loans and bank term loans due in July 2021 and September 2022 are subject to variable interest rates, some of which are hedged using interest rate swaps. Our notes payable, bank term loan due in April 2022 and solar asset-backed notes bear fixed interest rates. The interest charge on our lease pass-through financing obligations is imputed at the inception of the related transaction based on the effective interest rate in the arrangement giving rise to the obligation and updated prospectively as appropriate. Interest expense also includes the amortization of deferred financing costs associated with such borrowings, partially offset by a nominal amount of interest income generated from our cash holdings in interest-bearing accounts. In the future we may incur additional indebtedness to fund our operations, and our interest expense would correspondingly increase.

Loss on Early Extinguishment of Debt

Loss on early extinguishment of debt consists of loss from early extinguishment of certain non-bank term loans in 2015 and 2014.

Other Expenses (Income), Net

During 2016, other income primarily consisted of a gain due to the change in fair value of warrant derivatives which were issued to former Series D and E preferred stockholders as an inducement to convert their shares of convertible preferred stock into shares of common stock immediately prior to the closing of our initial public offering. Prior to 2016, other expenses consist primarily of our portion of the net loss in an entity which was accounted for under the equity method of accounting.

Income Tax Expense

We are subject to taxation in the United States, where all of our business is conducted. Our effective tax rates differ from the statutory rate primarily due to noncontrolling and redeemable noncontrolling interest adjustments and prepaid tax expense on intercompany gains.

The majority of our tax expense relates to an increase in our deferred tax liabilities related to partnerships. Given our net operating loss carryforwards as of December 31, 2016, we do not expect to pay income tax, including in connection with our 2016 income tax provision, until our net operating losses are fully utilized. As of December 31, 2016, we had approximately $571.3 million of federal and $524.9 million of state net operating loss carryforwards (“NOLs”), available to offset future taxable income, if any, which expire in varying amounts beginning in 2028 and 2024 for federal and state purposes, respectively, if unused. It is possible that we will not generate taxable income in time to use these NOLs before their expiration.

Net Income (Loss) Attributable to Common Stockholders

As discussed above under “—Investment Funds,” 19 of our 24 active investment funds are consolidated joint ventures. We determine the net income (loss) attributable to common stockholders by deducting from net loss, the net loss attributable to noncontrolling interests and redeemable noncontrolling interests in these funds. The net loss attributable to noncontrolling interests and redeemable noncontrolling interests represents the fund investors’ allocable share in the results of operations of these investment funds. For these funds, we have determined that the provisions in the contractual arrangements represent substantive profit sharing arrangements, where the allocations to the partners sometimes differ from the stated ownership percentages. We have further determined that, for these arrangements, the appropriate methodology for attributing income and loss to the noncontrolling interests and redeemable noncontrolling interests each period is a balance sheet approach using the HLBV method.

Under the HLBV method, the amounts of income and loss attributed to the noncontrolling interests and redeemable noncontrolling interests in the consolidated statements of operations reflect changes in the amounts the fund investors would hypothetically receive at each balance sheet date under the liquidation provisions of the contractual provisions of these funds, assuming the net assets of the respective investment funds were liquidated at the carrying value determined in accordance with generally accepted accounting principles in the United States (“GAAP”). The fund investors’ interest in the results of operations of these investment funds is initially determined by calculating the difference in the noncontrolling interests and redeemable noncontrolling interests’ claim under the HLBV method at the start and end of each reporting period, after taking into account any contributions and distributions between the fund and the fund investors and subject to the redemption provisions in certain funds. The redeemable noncontrolling interests balance is the greater of the carrying value calculated under the HLBV method or the redemption value. Because the investor contributes cash into the fund to purchase solar energy systems at fair market value which exceeds their carrying value, the noncontrolling interest balance is reduced upon application of the HLBV method. As such, the HLBV method generally allocates more loss to the noncontrolling interest in the first several years after fund formation. After the solar systems have been purchased by the fund, the noncontrolling interest’s contributions decrease substantially. As ongoing distributions are received by the noncontrolling interest, their losses under the HLBV method tend to reverse. While the application of HLBV is performed consistently, the results of that application and its impact on the income or loss allocated between us and the noncontrolling interests and redeemable noncontrolling interests depend on the respective funds’ specific contractual liquidation provisions. The HLBV results are generally affected by the tax attributes allocated to the fund investors including accelerated and bonus tax depreciation and ITCs or U.S. Treasury grants in lieu of the ITCs, the amount of preferred returns that have been paid to the fund investors by the investment funds, and the allocation of tax income or losses in a liquidation scenario.

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

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with GAAP. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. In many instances, we could have reasonably used different accounting estimates, and in other instances, changes in the accounting estimates are reasonably likely to occur from period-to-period. Actual results could differ significantly from our estimates. Our future financial statements will be affected to the extent that our actual results materially differ from these estimates. For further information on all of our significant accounting policies, see Note 2, Summary of Significant Accounting Policies, to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

We believe that assumptions and estimates associated with our principles of consolidation, revenue recognition, impairment of long-lived assets, goodwill impairment analysis, provision for income taxes and valuation of noncontrolling interests and redeemable noncontrolling interests have the greatest impact on our consolidated financial statements. Therefore, we consider these to be our critical accounting policies and estimates.

Principles of Consolidation

Our consolidated financial statements include our accounts and those of our subsidiaries in which we have a controlling financial interest. The typical condition for a controlling financial interest is holding a majority of the voting interests of an entity. However, a controlling financial interest may also exist in entities, such as VIEs, through arrangements that do not involve controlling financial interests. We consolidate any VIE of which we are the primary beneficiary, which is defined as the party that has (1) the power to direct the activities of a VIE that most significantly impact the VIE’s economic performance and (2) the obligation to absorb losses or receive benefits of the VIE that could potentially be significant to the VIE. We evaluate our relationships with our VIEs on an ongoing basis to determine whether we continue to be the primary beneficiary. Our financial statements reflect the assets and liabilities of VIEs that we consolidate. All intercompany transactions and balances have been eliminated in consolidation. For further information regarding consolidation of our investment funds, see “—Investment Funds” above.

Revenue Recognition

We sell the energy that our solar energy systems produce through Customer Agreements. We also derive a portion of our revenue from solar energy system rebate incentives, sales of SRECs generated from our solar energy systems and ITCs assigned to investment funds that are classified as lease pass-through arrangements.

Following the acquisition of MEC in February 2014, we began selling solar energy systems to homeowners, as well as related products, such as solar panels, inverters, racking systems and other solar-related equipment to resellers. Following the acquisition of CEE in April 2015, we began selling customer leads to third parties, including our partners and other solar providers.

We recognize revenue when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the sales price is fixed and determinable, and (iv) collection of the related receivable is reasonably assured.

Operating Leases and Incentives Revenue. Operating leases and incentives revenue represent both ongoing and advance payments received under the terms of the Customer Agreements, which typically have an initial term of 20 years. Revenue from advance payments including prepayment options is deferred and begins to be recognized when PTO is given by the local utility company or on the date daily operation commences if utility approval is not required, provided all other revenue criteria are met.

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

SREC revenue arises from the sale of environmental credits generated by solar energy systems. When we enter into Customer Agreements, if the solar energy systems do not generate the amount of electricity required to earn SRECs sold forward or if for any reason the electricity generated does not produce SRECs for a particular state, depending on the terms of the contract, we may be required to make up the shortfall of SRECs through purchases on the open market or make payments of liquidated damages. We recognize revenue related to the sale of SRECs to the extent the cumulative value of delivered SRECs per contract exceeds any possible liquidated damages for non-delivery, if any.

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

The ITCs are subject to recapture under the Code if the underlying solar energy system either ceases to be a qualifying property or undergoes a change in ownership within five years of its placed in service date. The recapture amount decreases by one-fifth on the anniversary of the placed in service date, which begins upon PTO. As we have an obligation to ensure the solar energy system is in service and operational for a term of five years to avoid any recapture of the ITCs, we recognize revenue as the recapture provisions lapse provided the other revenue recognition criteria have been met. The monetized ITCs are initially recorded as deferred revenue on the consolidated balance sheet, and subsequently, one-fifth of the monetized ITCs will be recognized as operating leases and incentives revenue in the consolidated statements of operations on each anniversary of the solar energy system’s PTO date over the following five years.

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

Product sales revenue is recognized at the time the goods are shipped or when title is transferred. Shipping and handling fees charged to customers are included in net sales. Shipping and handling costs incurred are included in cost of solar energy systems and product sales. Taxes assessed by government authorities that are directly imposed on revenue producing transactions are excluded from product sales revenue. Customer lead revenue, included in product sales, is recognized at the time the lead is delivered. Prior to the acquisition of CEE in April 2015, we did not sell customer leads to third parties.

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

As of October 1, 2016, due to the decline in our market capitalization from the 2015 annual impairment test, we performed step one of the impairment test. As of October 1, 2016, we concluded that the fair value of the Company exceeded its carrying value, as our market capitalization exceeded total stockholders’ equity.

We considered the continued decrease in our market capitalization from October 1, 2016 to December 31, 2016 to be an impairment indicator and we also performed the step one test for potential impairment as of December 31, 2016. As of December 31, 2016, total stockholders’ equity exceeded our market capitalization. We estimated the fair value of the Company using a combination of a market approach and an income approach, giving equal weighting to both. Under the market approach, we utilized publicly traded comparable company information to determine revenue multiples to value our Company. Under the income approach, we determined the fair value based on our estimated future cash flows discounted by an estimated weighted average cost of capital, reflecting the overall level of inherent risk and the rate of return an outside investor would expect to earn.

The cash flow forecast and related assumptions were derived from the most recent annual financial forecast for which the planning process commenced in the fourth quarter of 2016. Based on the fair value analysis as of December 31, 2016, we had an estimated fair value that exceeded its carrying value by approximately 8%. Therefore, no impairment of goodwill has been recorded for the year ended December 31, 2016. However, if factors exist that could indicate an impairment in the future, including a sustained decrease in our stock price, we may be required to record charges to earnings if our goodwill becomes impaired.

Provision for Income Taxes

We account for income taxes under an asset and liability approach. Deferred income taxes reflect the impact of temporary differences between assets and liabilities recognized for financial reporting purposes and the amounts recognized for income tax reporting purposes, net operating loss carryforwards and other tax credits measured by applying currently enacted tax laws. A valuation allowance is provided when necessary to reduce deferred tax assets to an amount that is more likely than not to be realized. As of December 31, 2016, we have recorded a valuation allowance of $0.6 million for state tax credits.

We sell solar energy systems to the investment funds. As the investment funds are consolidated by us, the gain on the sale of the solar energy systems is not recognized in the consolidated financial statements. However, this gain is recognized for tax reporting purposes. Since these transactions are intercompany sales for book purposes, any tax expense incurred related to these intercompany sales is deferred and recorded as a prepaid tax asset and there is no recognition of a deferred tax asset. The prepaid tax asset is amortized over the estimated useful life of the underlying solar energy systems which has been estimated to be 35 years.

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

	Year Ended December 31,
	2016	2015	2014
	(in thousands, except per share amounts)
Revenue:
Operating leases and incentives	$168,417	$118,004	$84,006
Solar energy systems and product sales	285,481	186,602	114,551
Total revenue	453,898	304,606	198,557
Operating expenses:
Cost of operating leases and incentives	159,858	111,784	72,898
Cost of solar energy systems and product sales	239,381	168,751	100,802
Sales and marketing	162,781	145,477	78,723
Research and development	10,199	9,657	8,386
General and administrative	92,377	84,442	68,098
Amortization of intangible assets	4,206	3,695	2,269
Total operating expenses	668,802	523,806	331,176
Loss from operations	(214,904)	(219,200)	(132,619)
Interest expense, net	53,244	33,236	27,521
Loss on early extinguishment of debt	—	431	4,350
Other expenses (income), net	(840)	1,338	3,043
Loss before income taxes	(267,308)	(254,205)	(167,533)
Income tax expense (benefit)	35,993	(5,299)	(10,043)
Net loss	(303,301)	(248,906)	(157,490)
Net loss attributable to noncontrolling interests and redeemable noncontrolling interests	(394,988)	(220,660)	(86,638)
Net income (loss) attributable to common stockholders	$91,687	$(28,246)	$(70,852)
Less: Deemed dividend to convertible preferred stockholders	—	(24,890)	—
Net income (loss) available to common stockholders	$91,687	$(53,136)	$(70,852)

Net income (loss) per share available to common shareholders
Basic	$0.90	$(0.96)	$(3.11)
Diluted	$0.87	$(0.96)	$(3.11)
Weighted average shares used to compute net income (loss) per share attributable to common stockholders
Basic	102,367	55,091	22,795
Diluted	104,964	55,091	22,795

Comparison of the Years Ended December 31, 2016 and 2015

Revenue

	Year Ended December 31,		Change
	2016	2015	$	%
	(in thousands)
Operating leases	$125,197	$86,332	$38,865	45%
Incentives	43,220	31,672	11,548	36%
Operating leases and incentives	168,417	118,004	50,413	43%
Solar energy systems	127,727	50,191	77,536	154%
Products	157,754	136,411	21,343	16%
Solar energy systems and product sales	285,481	186,602	98,879	53%
Total revenue	$453,898	$304,606	$149,292	49%

Operating Leases and Incentives. The $38.9 million increase in revenue from operating leases was primarily due to both an increase in solar energy systems under Customer Agreements being placed in service in 2016 and a full year of revenue recognized in 2016 for systems placed in service in 2015 versus only a portion recognized in 2015. Revenue per megawatt production capacity remained consistent between 2015 and 2016. Revenue from incentives increased by $11.5 million primarily due to an increase in ITC revenue, which relates to solar energy systems in lease pass-through funds being placed in service in the prior year as we recognize revenue from the monetization of these ITCs annually over five years on each anniversary of a solar energy system’s permission to operate date.

Solar Energy Systems and Product Sales. Revenue from solar energy systems sales increased by $77.5 million compared to the prior year period due to increased sales and marketing efforts primarily with strategic partners. Product sales increased by $21.3 million compared to the prior year period due to an increase in volume of all products sold, including a $4.6 million increase in customer lead sales subsequent to the acquisition of CEE in April 2015.

Operating Expenses

	Year Ended December 31,		Change
	2016	2015	$	%
	(in thousands)
Cost of operating lease and incentives	$159,858	$111,784	$48,074	43%
Cost of solar energy systems and product sales	239,381	168,751	70,630	42%
Sales and marketing	162,781	145,477	17,304	12%
Research and development	10,199	9,657	542	6%
General and administrative expense	92,377	84,442	7,935	9%
Amortization of intangible assets	4,206	3,695	511	14%
Total operating expenses	$668,802	$523,806	$144,996	28%

Cost of Operating Leases and Incentives. The $48.1 million increase in cost of operating leases and incentives was primarily due to the increase in solar energy systems placed in service in the period from December 31, 2015 through December 31, 2016, plus a full year of costs recognized for systems placed in service in 2015 versus only a partial year of such expenses related to the period in which the assets were in service in 2015. This resulted in a $22.4 million increase in depreciation and amortization of solar energy system equipment costs and initial direct costs, as well as an increase of $25.6 million in non‑capitalizable costs, associated with the increase in megawatt production.

The cost of operating leases and incentives was 95% of operating lease and incentives revenue during the years ended December 31, 2016 and 2015. Leased systems installed by us bear an allocation of costs, such as warehouse rent and utilities, information technology, administrative and product planning costs, that are expensed during the construction and installation phase as these costs do not meet the criteria for capitalization under ASC 360 Property, Plant, and Equipment. These costs can fluctuate depending on the volume of megawatts installed directly by us for systems under an operating lease, and are not necessarily proportional to the increase in revenue generated by our entire fleet of leased systems. As such, the cost of operating leases and incentives as a percentage of operating lease and incentives revenue can vary from period to period.

Cost of Solar Energy Systems and Product Sales. The $70.6 million increase in cost of solar energy systems and product sales was due to an increase in the sales of solar energy systems which have a lower cost of sales, compared to products.

Sales and Marketing Expense. The $17.3 million increase in sales and marketing expense was primarily attributable to the expansion of our direct-to-consumer channel, which resulted in increased hiring of sales and marketing personnel.

General and Administrative Expense. The $7.9 million increase in general and administrative expenses primarily relates to an increase in legal and professional services and hiring of personnel to support the growth of our business and ability to operate as a public company.

Amortization of Intangible Assets. The $0.5 million increase in amortization expense resulted from the amortization of intangible assets acquired from the CEE acquisition in April 2015.

Non-Operating Expenses

	Year Ended December 31,		Change
	2016	2015	$	%
	(in thousands)
Interest expense, net	$53,244	$33,236	$20,008	60%
Loss on early extinguishment of debt	—	431	(431)	(100)%
Other expenses (income), net	(840)	1,338	(2,178)	(163)%
Total interest and other expenses, net	$52,404	$35,005	$17,399	50%

Interest Expense, net. The increase in interest expense, net of $20.0 million was related to additional borrowings entered into in late 2015 and in 2016.

Other Expenses. The decrease in other expenses of $2.2 million primarily relates to losses incurred related to an entity which was recorded on an equity method basis of accounting in 2015 that was consolidated in 2016, offset by a $0.6 million gain due to the change in fair value of warrant derivatives which were issued to former Series D and E preferred stockholders as an inducement to convert their shares of convertible preferred stock into shares of common stock immediately prior to the closing of our initial public offering.

Income Tax Expense (Benefit)

	Year Ended December 31,		Change
	2016	2015	$	%
	(in thousands)
Income tax expense (benefit)	$35,993	$(5,299)	$41,292	779%

The tax expense at the statutory rate of 34.0% for the year ended December 31, 2016 was reduced by the allocation of the losses to noncontrolling interests and redeemable noncontrolling interests of 50.2% and increased by other miscellaneous items of 2.8%. The decrease was offset by the tax impact of intercompany transactions of 5.6%. The statutory rate tax of 34.0% for the year ended December 31, 2015 was reduced by the allocation of losses to noncontrolling interests and redeemable noncontrolling interests of 29.5% and by other miscellaneous items of 2.4%.

The majority of our tax expense relates to an increase in our deferred tax liabilities related to partnerships, depreciation expense and capitalized indirect costs. Given our net operating loss carryforwards as of December 31, 2016, we do not expect to pay income tax, including in connection with our 2016 income tax provision, until our net operating losses are fully utilized. As of the year ended December 31, 2016, our federal and state net operating loss carryforwards were $571.3 million and $524.9 million, respectively. If not utilized, the federal net operating loss will begin to expire in the year 2028 and the state net operating losses will begin to expire in the year 2024.

Net Loss Attributable to Noncontrolling Interests and Redeemable Noncontrolling Interests

	Year Ended December 31,		Change
	2016	2015	$	%
	(in thousands)
Net loss attributable to noncontrolling interests and redeemable noncontrolling interests	$(394,988)	$(220,660)	$(174,328)	79%

The increase in net loss attributable to noncontrolling interests and redeemable noncontrolling interests was primarily a result of the addition of three investment funds since December 31, 2015, as well as the HLBV method used in determining the amount of net income or loss attributable to noncontrolling interests and redeemable noncontrolling interests, which generally allocates more loss to the noncontrolling interest in the first several years after fund formation.

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

Operating Leases and Incentives. The $22.4 million increase in operating lease revenue was primarily due to both an increase in solar energy systems under Customer Agreements being placed in service in 2015 and due to a full year of revenue recognized in 2015 for systems placed in service in 2014 versus only a portion recognized in 2014. During 2015 we added a 47% increase in megawatt production capacity. However, operating lease revenue increased by only 35% for the year ended December 31, 2015, compared to the year ended December 31, 2014, due to offsets to revenue for customer promotions in 2015. Revenue from incentives increased by $11.6 million primarily due to an increase in ITC revenue, which relates to solar energy systems in lease pass-through funds being placed in service in the prior year as we recognize revenue from the monetization of these ITCs annually over five years on each anniversary of a solar energy system’s permission to operate date.

Solar Energy Systems and Product Sales. The $26.5 million increase in revenue from solar energy systems sales was primarily due to higher sales volume from overall growth following our increased investment in sales and marketing. Product sales increased by $45.5 million compared to the prior period primarily due to an increase in the volume of all products sold, including a $16.9 million increase in customer lead sales subsequent to the CEE acquisition in April 2015.

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

Cost of Operating Leases and Incentives. The $38.9 million increase in cost of operating leases and incentives was primarily due to the increase in solar energy systems placed in service in the period from December 31, 2014 through December 31, 2015, plus a full year of costs recognized for systems placed in service in 2014 versus only a partial year of such expenses related to the period in which the assets were in service in 2014. This resulted in a $15.8 million increase in depreciation and amortization of solar energy system equipment costs and initial direct costs, as well as an increase of $13.2 million in non-capitalizable costs, associated with building and maintaining solar energy systems subject to Customer Agreements.

The cost of operating leases and incentive increased to 95% of operating lease and incentives revenue during the year ended December 31, 2015, from 87% during the year ended December 31, 2014. This increase was due to an increase in megawatts installed directly by us, rather than installed by a solar partner, as a result of our increased internal sales and marketing efforts and our acquisition of MEC in February 2014. Leased systems installed by us bear an allocation of costs, such as warehouse rent and utilities, information technology, administrative and product planning costs, that are expensed during the construction and installation phase as these costs do not meet the criteria for capitalization under ASC 360 Property, Plant, and Equipment. These costs can fluctuate depending on the volume of megawatts installed directly by us for systems under an operating lease, and are not necessarily proportional to the increase in revenue generated by our entire fleet of leased systems. As such, the cost of operating leases and incentives as a percentage of operating lease and incentives revenue can vary from period to period.

Cost of Solar Energy Systems and Product Sales. The $67.9 million increase in cost of solar energy systems and product sales represents an increase in material and personnel costs associated with solar energy systems sold directly to customers as well as solar panels, inverters and other solar-related products sold to resellers, including $15.8 million of costs associated with customer lead sales subsequent to the CEE acquisition in April 2015.

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

Non-Operating Expenses

	Year Ended December 31,		Change
	2015	2014	$	%
	(in thousands)
Interest expense, net	$33,236	$27,521	$5,715	21%
Loss on early extinguishment of debt	431	4,350	(3,919)	(90)%
Other expenses, net	1,338	3,043	(1,705)	(56)%
Total interest and other expenses, net	$35,005	$34,914	$91	0%

Interest Expense, net. The increase in interest expense, net of $5.7 million was related to an increase in imputed interest on additional lease pass-through obligations entered into in 2015 and additional interest expense related to additional borrowings entered into in 2015 and in late 2014.

Other Expenses. The decrease in other expenses of $1.7 million primarily relates to the change in fair value of warrant derivatives which were issued to former Series D and E preferred stockholders as an inducement to convert their shares of convertible preferred stock into shares of common stock immediately prior to the closing of our initial public offering, partially offset by an increase in losses related to an entity which was recorded on an equity method basis of accounting.

Income Tax Benefit

	Year Ended December 31,		Change
	2015	2014	$	%
	(in thousands)
Income tax benefit	$(5,299)	$(10,043)	$4,744	47%

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

Quarterly Results of Operations

The following table represents our unaudited consolidated statements of operations for each of the quarters indicated. Our consolidated statements of operations for each of these quarters have been prepared on a basis consistent within our audited financial statements included elsewhere in this Annual Report on Form 10-K and, in the opinion of management, include all adjustments necessary for the fair presentation of our consolidated results of operations for these quarters. You should read this information together with our annual consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K. Our quarterly results of operations are not necessarily indicative of our results for any future period.

	Three Months Ended
	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015
Revenue:
Operating leases and incentives	$45,333	$43,150	$45,394	$34,540	$29,588	$31,650	$34,458	$22,308
Solar energy systems and product sales	75,251	68,883	77,144	64,203	70,051	50,950	38,232	27,369
Total revenue	120,584	112,033	122,538	98,743	99,639	82,600	72,690	49,677
Operating expenses:
Cost of operating leases and incentives	42,380	40,770	38,608	38,100	34,617	28,723	27,067	21,377
Cost of solar energy systems and product sales	63,005	57,264	61,600	57,512	62,329	46,468	34,624	25,330
Sales and marketing	35,685	40,192	43,716	43,188	41,193	45,382	33,976	24,926
Research and development	2,905	2,458	2,373	2,463	2,638	2,240	2,492	2,287
General and administrative	24,184	21,331	23,614	23,248	22,973	21,486	19,677	20,306
Amortization of intangible assets	1,052	1,051	1,051	1,052	1,051	1,051	1,051	542
Total operating expenses	169,211	163,066	170,962	165,563	164,801	145,350	118,887	94,768
Loss from operations	(48,627)	(51,033)	(48,424)	(66,820)	(65,162)	(62,750)	(46,197)	(45,091)
Interest expense, net	14,709	13,957	13,063	11,515	9,198	8,475	8,433	7,130
Loss on early extinguishment of debt	—	—	—	—	—	—	431	—
Other expenses (income), net	(380)	42	30	(532)	(67)	87	1,019	299
Loss before income taxes	(62,956)	(65,032)	(61,517)	(77,803)	(74,293)	(71,312)	(56,080)	(52,520)
Income tax expense (benefit)	22,847	9,936	3,210	—	13	903	(6,215)	—
Net loss	(85,803)	(74,968)	(64,727)	(77,803)	(74,306)	(72,215)	(49,865)	(52,520)
Net loss attributable to noncontrolling interests and redeemable noncontrolling interests	(114,835)	(91,846)	(97,370)	(90,937)	(59,283)	(69,447)	(57,405)	(34,525)
Net income (loss) attributable to common stockholders	$29,032	$16,878	$32,643	$13,134	$(15,023)	$(2,768)	$7,540	$(17,995)
Net income allocated to participating securities	—	—	—	—	—	—	(7,540)	—
Less: Deemed dividend to convertible preferred stockholders	—	—	—	—	—	(24,890)	—	—
Net income (loss) available to common stockholders	$29,032	$16,878	$32,643	$13,134	$(15,023)	$(27,658)	$—	$(17,995)

Net income (loss) per share available to common shareholders
Basic	$0.28	$0.16	$0.32	$0.13	$(0.15)	$(0.41)	$—	$(0.23)
Diluted	$0.27	$0.16	$0.31	$0.13	$(0.15)	$(0.41)	$—	$(0.23)
Weighted average shares used to compute net income (loss) per share available to common stockholders
Basic	103,504	102,707	101,969	101,273	101,034	67,732	26,215	79,268
Diluted	105,761	105,092	104,768	104,219	101,034	67,732	26,215	79,268

Liquidity and Capital Resources

As of December 31, 2016, we had cash of $206.4 million, which consisted of cash held in checking and savings accounts with financial institutions. We finance our operations mainly through a variety of financing fund arrangements that we have formed with fund investors, borrowings, cash generated from our sources of revenue and more recently, proceeds from secured credit facilities agreements with a syndicate of banks for up to $340.0 million in committed facilities and $57.5 million secured, non-recourse loan arrangements. Our principal uses of cash are funding our business, including the costs of acquisition and installation of solar energy systems, satisfaction of our obligations under our debt instruments and other working capital requirements. As of December 31, 2016, we have a $244 million bank line of credit maturing in April 2018. Our business model requires substantial outside financing arrangements to grow the business and facilitate the deployment of additional solar energy systems. The solar energy systems that are operational are expected to generate a positive return rate over the term of the Customer Agreement, typically 20 years. However, in order to grow, we will continue to be dependent on financing from outside parties. If financing is not available to us on acceptable terms if and when needed, we may be required to reduce planned spending, which could have a material adverse effect on our operations. While there can be no assurances, we anticipate raising additional required capital from new and existing investors. We believe our cash, investment fund commitments and available borrowings as further described below will be sufficient to meet our anticipated cash needs for at least the next 12 months. The following table summarizes our cash flows for the periods indicated:

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
Consolidated cash flow data:
Net cash used in operating activities	$(150,580)	$(105,266)	$(7,928)
Net cash used in investing activities	(745,112)	(627,489)	(463,968)
Net cash provided by issuance of common stock related to initial public offering (offering costs paid) and preferred stock, net	(437)	222,078	143,393
Net cash provided by other financing activities	898,629	562,387	380,958
Net increase in cash	$2,500	$51,710	$52,455

Operating Activities

During 2016, we used $150.5 million in net cash in operating activities. The driver of our operating cash inflow consists of payments received from customers. During 2016, we had an increase in deferred revenue of approximately $10.3 million relating to upfront lease payments received from customers and solar energy system incentive rebate payments received from various state and local utilities. This increase was offset by our operating cash outflows of $132.2 million from our net loss excluding non-cash and non-operating items. Changes in accounts payable resulted in a cash outflow of $40.3 million. Changes in working capital, other than deferred revenue and accounts payable, resulted in a cash inflow of $11.7 million.

During 2015, we used $105.3 million in net cash from operating activities. The primary driver of our operating cash inflow consists of payments received from customers. During 2015, we had an increase in deferred revenue of approximately $47.7 million relating to upfront lease payments received from customers and solar energy system incentive rebate payments received from various state and local utilities. This increase was offset by our operating cash outflows of $159.3 million from our net loss excluding non-cash and non-operating items. Net changes in working capital, other than deferred revenue, resulted in an inflow of cash of $6.3 million.

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

Investing Activities

During 2016, we used $745.1 million in cash in investing activities. Of this amount, we used $727.6 million to acquire and install solar energy systems and components under our long-term Customer Agreements, $12.5 million for the acquisition of office equipment, leasehold improvements and furniture and $5.0 million for additional purchase consideration for the acquisition of CEE.

During 2015, we used $627.5 million in cash in investing activities. Of this amount, we used $594.9 million to acquire and install solar energy systems and components under our long-term Customer Agreements. We used $19.6 million to acquire the CEE business. We used $13.0 million for the acquisition of vehicles, office equipment, leasehold improvements and furniture.

During 2014, we used $464.0 million in cash in investing activities. Of this amount, we used $412.3 million to acquire and install solar energy systems and components under our long-term Customer Agreements. We also used $15.3 million for the acquisition of vehicles, office equipment, leasehold improvements and furniture, and spent approximately $36.4 million in cash for the acquisitions of businesses, which included the backlog purchased in connection with a new installer partner relationship, as well as the MEC acquisition.

Financing Activities

During 2016, we generated $898.2 million from financing activities. This was primarily driven by $550.0 million in net proceeds from fund investors, $312.6 million in proceeds from non-recourse debt, net of repayments, $47.0 million in proceeds from recourse debt, net of repayments, and $9.1 million from state tax credits, net of recapture.

During 2015, we generated $784.5 million from financing activities. This was primarily driven by $287.2 million in net proceeds from fund investors, $147.8 million in proceeds from recourse debt, net of repayments, $147.6 million in proceeds from non-recourse debt, net of repayments and $222.1 million in proceeds from our initial public offering, net of offering costs.

During 2014, we generated $524.4 million in cash from financing activities. This was primarily driven by $311.7 million in net proceeds from fund investors, $143.4 million, net of transaction costs, from the issuance of convertible preferred stock, $47.5 million in proceeds from non-recourse debt, net of repayments and $25.2 million in proceeds from recourse debt, net of repayments.

Debt, Equity, and Financing Fund Commitments

Debt Instruments

For a discussion of the terms and conditions of debt instruments and changes thereof in the period, refer to Note 11, Cash Equity Financing and Note 12, Indebtedness, to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

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

Initial public offering. On August 10, 2015, we closed our initial public offering in which 17,900,000 shares of common stock were sold at a public offering price of $14.00 per share, resulting in net proceeds of approximately $220.9 million, after deducting underwriting discounts and commissions and $7.9 million in offering expenses payable by us, and excluding the proceeds received by the selling stockholders who sold an aggregate of 417,732 shares of the total 17,900,000 shares sold in the initial public offering.

Investment Fund Commitments

As of December 31, 2016, we had undrawn committed capital of approximately $359.4 million which may only be used to purchase and install solar energy systems. We intend to establish new investment funds in the future, and we may also use debt, equity or other financing strategies to finance our business.

For a discussion of our cash equity financing, refer to Note 11, Cash Equity Financing, to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Contractual Obligations and Other Commitments

The following table summarizes our contractual obligations as of December 31, 2016:

	Payments Due by Period
	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years	Total
	(in thousands)
Contractual Obligations:
Debt obligations (including future interest)	$59,884	$388,680	$475,559	$129,333	$1,053,456
Distributions payable to noncontrolling interests and redeemable noncontrolling interests (1)	10,654	—	—	—	10,654
Capital lease obligations (including accrued interest)	10,814	12,671	1,031	40	24,556
Operating lease obligations	9,651	14,275	5,849	2,543	32,318
Total contractual obligations	$91,003	$415,626	$482,439	$131,916	$1,120,984
(1)	The foregoing table does not include the amounts we could be required to expend beginning in 2018 under our redemption obligations discussed above.

Off-Balance Sheet Arrangements

We include in our consolidated financial statements all assets and liabilities and results of operations of investment fund arrangements that we have entered into. We do not have any off-balance sheet arrangements.

Recent Accounting Pronouncements

See Note 2, Summary of Significant Accounting Policies, to our consolidated financial statement included elsewhere in this Annual Report on Form 10-K.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to certain market risks in the ordinary course of our business. Our primary exposure includes changes in interest rates because certain borrowings bear interest at floating rates based on LIBOR plus a specified margin. We sometimes manage our interest rate exposure on floating-rate debt by entering into derivative instruments to hedge all or a portion of our interest rate exposure in certain debt facilities. We do not enter into any derivative instruments for trading or speculative purposes. Changes in economic conditions could result in higher interest rates, thereby increasing our interest expense and operating expenses and reducing funds available for capital investments, operations and other purposes. A hypothetical 10% increase in our interest rates on our variable rate debt facilities would have increased our interest expense by $1.5 million and $0.6 million for the year ended December 31, 2016 and 2015, respectively.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Sunrun Inc.

We have audited the accompanying consolidated balance sheets of Sunrun Inc. as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income (loss), redeemable noncontrolling interests and equity, and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sunrun Inc. at December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

San Francisco, California

March 8, 2017

Sunrun Inc.

Consolidated Balance Sheets

(In Thousands, Except Share Par Values)

	As of December 31,
	2016	2015
Assets
Current assets:
Cash	$206,364	$203,864
Restricted cash	11,882	9,203
Accounts receivable (net of allowances for doubtful accounts of $1,166 and $1,641 as of December 31, 2016 and 2015, respectively)	60,258	60,275
State tax credits receivable	13,713	9,198
Inventories	67,326	71,258
Prepaid expenses and other current assets	9,802	5,917
Total current assets	369,345	359,715
Restricted cash	6,117	8,094
Solar energy systems, net	2,629,366	1,992,021
Property and equipment, net	48,471	44,866
Intangible assets, net	18,499	22,705
Goodwill	87,543	87,543
Prepaid tax asset	378,541	190,146
Other assets	34,936	29,502
Total assets (1)	$3,572,818	$2,734,592
Liabilities and total equity
Current liabilities:
Accounts payable	$66,018	$104,133
Distributions payable to noncontrolling interests and redeemable noncontrolling interests	10,654	8,144
Accrued expenses and other liabilities	59,261	49,146
Deferred revenue, current portion	70,849	59,726
Deferred grants, current portion	8,011	13,949
Capital lease obligations, current portion	10,015	8,951
Long-term non-recourse debt, current portion	14,153	4,722
Lease pass-through financing obligation, current portion	5,823	3,710
Total current liabilities	244,784	252,481
Deferred revenue, net of current portion	583,401	559,066
Deferred grants, net of current portion	226,893	220,784
Capital lease obligations, net of current portion	12,965	15,042
Recourse debt	244,000	197,000
Long-term non-recourse debt, net of current portion	639,870	333,042
Lease pass-through financing obligation, net of current portion	137,958	153,188
Other liabilities	5,457	7,144
Deferred tax liabilities	415,397	190,146
Total liabilities (1)	2,510,725	1,927,893
Commitments and contingencies (Note 22)
Redeemable noncontrolling interests	137,907	147,139
Stockholders’ equity:
Preferred stock, $0.0001 par value—authorized, 200,000 shares as of December 31, 2016 and 2015; no shares issued and outstanding as of December 31, 2016 and 2015	—	—
Common stock, $0.0001 par value—authorized, 2,000,000 shares as of December 31, 2016 and 2015; issued and outstanding, 104,321 and 101,282 shares as of December 31, 2016 and 2015, respectively	10	10
Additional paid-in capital	668,076	642,229
Accumulated other comprehensive income (loss)	437	(921)
Retained earnings (accumulated deficit)	4,438	(87,249)
Total stockholders’ equity	672,961	554,069
Noncontrolling interests	251,225	105,491
Total equity	924,186	659,560
Total liabilities, redeemable noncontrolling interests and total equity	$3,572,818	$2,734,592

(1)

The Company’s consolidated assets as of December 31, 2016 and 2015 include $2,065,232 and $1,363,615, respectively, in assets of variable interest entities, or “VIEs”, that can only be used to settle obligations of the VIEs. Solar energy systems, net, as of December 31, 2016 and 2015 were $1,920,330 and $1,305,420, respectively; cash as of December 31, 2016 and 2015 were $120,728 and $44,407, respectively; restricted cash as of December 31, 2016 and 2015 were $1,680 and $757, respectively; accounts receivable, net as of December 31, 2016 and 2015 were $20,771 and $12,965, respectively; prepaid expenses and other current assets as of December 31, 2016 and 2015 were $242 and $66, respectively and other assets as of December 31, 2016 and 2015 were $1,481 and $0, respectively. The Company’s consolidated liabilities as of December 31, 2016 and 2015 include $617,011 and $540,464, respectively, in liabilities of VIEs whose creditors have no recourse to the Company. These liabilities include accounts payable as of December 31, 2016 and 2015 of $14,873 and $11,025, respectively; distributions payable to noncontrolling interests and redeemable noncontrolling interests as of December 31, 2016 and 2015 of $10,654 and $8,063, respectively; accrued expenses and other liabilities as of December 31, 2016 and 2015 of $782 and $175, respectively; deferred revenue as of December 31, 2016 and 2015 of $422,685 and $374,736, respectively; deferred grants as of December 31, 2016 and 2015 of $109,034 and $115,726, respectively; and long-term non-recourse debt as of December 31, 2016 and 2015 of $58,983 and $30,739, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

Sunrun Inc.

Consolidated Statements of Operations

(In Thousands, Except Per Share Amounts)

	Year Ended December 31,
	2016	2015	2014
Revenue:
Operating leases and incentives	$168,417	$118,004	$84,006
Solar energy systems and product sales	285,481	186,602	114,551
Total revenue	453,898	304,606	198,557
Operating expenses:
Cost of operating leases and incentives	159,858	111,784	72,898
Cost of solar energy systems and product sales	239,381	168,751	100,802
Sales and marketing	162,781	145,477	78,723
Research and development	10,199	9,657	8,386
General and administrative	92,377	84,442	68,098
Amortization of intangible assets	4,206	3,695	2,269
Total operating expenses	668,802	523,806	331,176
Loss from operations	(214,904)	(219,200)	(132,619)
Interest expense, net	53,244	33,236	27,521
Loss on early extinguishment of debt	—	431	4,350
Other expenses (income), net	(840)	1,338	3,043
Loss before income taxes	(267,308)	(254,205)	(167,533)
Income tax expense (benefit)	35,993	(5,299)	(10,043)
Net loss	(303,301)	(248,906)	(157,490)
Net loss attributable to noncontrolling interests and redeemable noncontrolling interests	(394,988)	(220,660)	(86,638)
Net income (loss) attributable to common stockholders	$91,687	$(28,246)	$(70,852)
Less: Deemed dividend to convertible preferred stockholders	—	(24,890)	—
Net income (loss) available to common stockholders	$91,687	$(53,136)	$(70,852)

Net income (loss) per share available to common shareholders
Basic	$0.90	$(0.96)	$(3.11)
Diluted	$0.87	$(0.96)	$(3.11)
Weighted average shares used to compute net income (loss) per share available to common stockholders
Basic	102,367	55,091	22,795
Diluted	104,964	55,091	22,795

The accompanying notes are an integral part of these consolidated financial statements.

Sunrun Inc.

Consolidated Statements of Comprehensive Income (Loss)

(In Thousands)

	Year Ended December 31,
	2016	2015	2014
Net income (loss) attributable to common stockholders	$91,687	$(28,246)	$(70,852)
Other comprehensive income (loss):
Unrealized gain (loss) on derivatives, net of income taxes	335	(2,442)	—
Less: Interest expense on derivatives recognized into earnings, net of income taxes	(1,023)	(1,521)	—
Comprehensive income (loss)	$93,045	$(29,167)	$(70,852)

The accompanying notes are an integral part of these consolidated financial statements.

Sunrun Inc.

Consolidated Statements of Redeemable Noncontrolling Interests and Stockholders’ Equity

(In Thousands)

	Redeemable Noncontrolling	Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Retained	Total Shareholders'	Noncontrolling	Total
	Interests	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Earnings	Equity	Interests	Equity
Balance - January 1, 2014	$109,665	43,998	$4	10,412	$1	$153,129	$—	$11,849	$164,983	$57,728	$222,711
Conversion of Preferred Stock	—	(36)	—	36	—	—	—	—	—	—	—
Issuance of Series E convertible preferred stock, net of issuance costs of $7,108	—	10,879	1	—	—	143,392	—	—	143,393	—	143,393
Issuance of shares due to business acquisition	—	—	—	12,763	1	75,280			75,281		75,281
Exercise of stock options	—	—	—	1,038	—	2,707	—	—	2,707	—	2,707
Stock-based compensation	—	—	—	—	—	9,352	—	—	9,352	—	9,352
Contributions from noncontrolling interests and redeemable noncontrolling interests	88,837	—	—	—	—	—	—	—	—	80,653	80,653
Distributions to noncontrolling interests and redeemable noncontrolling interests	(11,619)	—	—	—	—	—	—	—	—	(10,923)	(10,923)
Net loss	(50,935)	—	—	—	—	—	—	(70,852)	(70,852)	(35,703)	(106,555)
Balance - December 31, 2014	$135,948	54,841	$5	24,249	$2	$383,860	$—	$(59,003)	$324,864	$91,755	$416,619
Exercise of stock options	—	—	—	1,210	—	3,548	—	—	3,548	—	3,548
Issuance of restricted stock units, net of tax withholdings	—	—	—	182	—	(103)			(103)		(103)
Stock-based compensation	—	—	—	—	—	16,002	—	—	16,002	—	16,002
Contributions from noncontrolling interests and redeemable noncontrolling interests	128,466	—	—	—	—	—	—	—	—	147,238	147,238
Distributions to noncontrolling interests and redeemable noncontrolling interests	(12,924)	—	—	—	—	—	—	—	—	(17,193)	(17,193)
Issuance of shares due to business acquisition	—	—	—	1,650	—	19,148	—	—	19,148	—	19,148
Inducement shares issued to Series D and E preferred stockholders	—	—	—	1,668	1	23,348	—	—	23,349	—	23,349
Deemed dividend to Series D and E convertible preferred stockholders	—	—	—	—	—	(24,890)	—	—	(24,890)	—	(24,890)
Conversion of convertible preferred stock to common stock	—	(54,841)	(5)	54,841	5	—	—	—	—	—	—
Issuance of common stock in connection with underwritten public offering, net of issuance costs	—	—	—	17,482	2	221,316	—	—	221,318	—	221,318
Net loss	(104,351)	—	—	—	—	—	—	(28,246)	(28,246)	(116,309)	(144,555)
Other comprehensive loss, net of taxes	—	—	—	—	—	—	(921)	—	(921)	—	(921)
Balance - December 31, 2015	$147,139	—	$—	101,282	$10	$642,229	$(921)	$(87,249)	$554,069	$105,491	$659,560
Exercise of stock options	—	—	—	1,852	—	5,416	—	—	5,416	—	5,416
Issuance of restricted stock units, net of tax withholdings	—	—	—	422	—	(381)	—	—	(381)	—	(381)
Shares issued in connection with the Employee Stock Purchase Plan	—	—	—	515	—	2,432	—	—	2,432	—	2,432
Stock-based compensation	—	—	—	—	—	18,817	—	—	18,817	—	18,817
Contributions from noncontrolling interests and redeemable noncontrolling interests	123,023	—	—	—	—	—	—	—	—	450,519	450,519
Distributions to noncontrolling interests and redeemable noncontrolling interests	(13,605)	—	—	—	—	—	—	—	—	(28,447)	(28,447)
Offering costs in connection with underwritten public offering	—	—	—	—	—	(437)	—	—	(437)	—	(437)
Issuance of shares due to business acquisition in 2015	—	—	—	250	—	—	—	—	—	—	—
Net income (loss)	(118,650)	—	—	—	—	—	—	91,687	91,687	(276,338)	(184,651)
Other comprehensive income, net of taxes	—	—	—	—	—	—	1,358	—	1,358	—	1,358
Balance - December 31, 2016	$137,907	—	$—	104,321	$10	$668,076	$437	$4,438	$672,961	$251,225	$924,186

The accompanying notes are an integral part of these consolidated financial statements

Sunrun Inc.

Consolidated Statements of Cash Flows

(In Thousands)

	Year Ended December 31,
	2016	2015	2014
Operating activities:
Net loss	$(303,301)	$(248,906)	$(157,490)
Adjustments to reconcile net loss to net cash used in operating activities:
Noncash losses, net	3,880	3,516	4,350
Depreciation and amortization, net of amortization of deferred grants	104,105	71,373	49,541
Bad debt expense	1,355	1,998	546
Interest on lease pass-through financing obligations	12,081	11,959	10,204
Noncash tax expense (benefit)	35,993	(5,299)	(10,043)
Noncash interest expense	13,441	6,997	2,384
Stock-based compensation expense	18,723	15,823	9,218
Reduction in lease pass-through financing obligations	(18,551)	(16,780)	(12,323)
Changes in operating assets and liabilities:
Accounts receivable	674	(15,517)	(14,075)
Inventories	4,042	(47,344)	(3,788)
Prepaid and other assets	(4,799)	(884)	(1,920)
Accounts payable	(40,336)	50,946	11,063
Accrued expenses and other liabilities	11,819	19,168	7,010
Deferred revenue	10,294	47,684	97,395
Net cash used in operating activities	(150,580)	(105,266)	(7,928)

Investing activities:
Payments for the costs of solar energy systems, leased and to be leased	(727,568)	(594,887)	(412,267)
Purchases of property and equipment	(12,544)	(13,027)	(15,317)
Business acquisition, net of cash acquired	(5,000)	(19,575)	(36,384)
Net cash used in investing activities	(745,112)	(627,489)	(463,968)

Financing activities:
Proceeds from state tax credits, net of recapture	9,081	4,685	1,579
Proceeds from recourse debt	458,400	495,985	49,224
Repayment of recourse debt	(411,400)	(348,224)	(24,000)
Proceeds from non-recourse debt	335,666	159,400	143,526
Repayment of non-recourse debt	(23,076)	(11,774)	(96,054)
Payment of debt fees	(13,741)	(14,798)	(7,939)
Proceeds from issuance of convertible preferred stock, net of issuance costs	—	—	143,393
Proceeds from lease pass-through financing obligations, net	16,047	129,121	174,159
Repayment of lease pass-through financing obligations	—	(88,918)	—
Contributions received from noncontrolling interests and redeemable noncontrolling interests	573,542	275,704	169,490
Distributions paid to noncontrolling interests and redeemable noncontrolling interests	(39,542)	(28,737)	(31,967)
Acquisition of noncontrolling interests	—	—	(21)
Proceeds from exercises of stock options, net of withholding taxes on restricted stock units and issuance of shares in connection with the Employee Stock Purchase Plan	7,364	3,548	2,707
Proceeds received, net and (offering costs paid) related to initial public offering	(437)	222,078	—
Payment of capital lease obligations	(12,759)	(4,854)	(1,181)
Change in restricted cash	(953)	(8,751)	1,435
Net cash provided by financing activities	898,192	784,465	524,351

Net increase in cash	2,500	51,710	52,455
Cash, beginning of period	203,864	152,154	99,699
Cash, end of period	$206,364	$203,864	$152,154

Supplemental disclosures of cash flow information
Cash paid for interest	$26,191	$11,954	$11,101

Supplemental disclosures of noncash investing and financing activities
Costs of solar energy systems and property and equipment included in accounts payable and accrued expenses	$18,547	$15,850	$14,074
Distributions payable to noncontrolling interests and redeemable noncontrolling interests	$10,654	$8,144	$6,764
Vehicles acquired under capital leases	$12,961	$21,556	$5,666
Noncash purchase consideration on acquisition of business	$—	$18,718	$76,964
Deemed dividend on Series D and E preferred shares	$—	$24,890	$—
Offering costs prepaid in prior year	$—	$760	$—

The accompanying notes are an integral part of these consolidated financial statements.

Sunrun Inc.

Notes to Consolidated Financial Statements

Note 1. Organization

Sunrun Inc. (“Sunrun” or the “Company”) was originally formed in 2007 as a California limited liability company, and was converted into a Delaware corporation in 2008. The Company is engaged in the design, development, installation, sale, ownership and maintenance of residential solar energy systems (“Projects”) in the United States.

Sunrun acquires customers directly and through relationships with various solar and strategic partners (“Partners”). The Projects are constructed either by Sunrun or by Sunrun’s Partners and are owned by the Company. Sunrun’s customers enter into a power purchase agreement (“PPA”) or a lease (each, a “Customer Agreement”) which typically has a term of 20 years. Sunrun monitors, maintains and insures the Projects. As a result of the acquisition of the residential sales and installation business of Mainstream Energy Corporation, its fulfillment business AEE Solar and its racking business SnapNrack (collectively, “MEC”) completed in February 2014, the Company also sells solar energy systems and products, such as panels and racking, to customers.

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

Note 2. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and reflect the accounts and operations of the Company and its subsidiaries, including Funds, in which the Company has a controlling financial interest. The typical condition for a controlling financial interest ownership is holding a majority of the voting interests of an entity. However, a controlling financial interest may also exist in entities, such as variable interest entities (“VIEs”), through arrangements that do not involve controlling financial interests. In accordance with the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification Topic 810 (“ASC 810”) Consolidation, the Company consolidates any VIE of which it is the primary beneficiary. The primary beneficiary, as defined in ASC 810, is the party that has (1) the power to direct the activities of a VIE that most significantly impact the VIE’s economic performance and (2) the obligation to absorb the losses of the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE. The Company evaluates its relationships with its VIEs on an ongoing basis to determine whether it continues to be the primary beneficiary. The consolidated financial statements reflect the assets and liabilities of VIEs that are consolidated. All intercompany transactions and balances have been eliminated in consolidation.

Sunrun Inc.

Notes to Consolidated Financial Statements — Continued

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

Use of Estimates

The preparation of the consolidated financial statements requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The Company regularly makes significant estimates and assumptions, including, but not limited to, the estimates that affect the collectability of accounts receivable, the valuation of inventories, the useful lives of solar energy systems, the useful lives of property and equipment, the valuation and useful lives of intangible assets, the fair value of assets acquired and liabilities assumed in business combinations, the effective interest rate used to amortize lease pass-through financing obligations, the fair value used to value solar energy systems, the valuation of stock-based compensation, the determination of valuation allowances associated with deferred tax assets, the fair value of debt instruments disclosed and the redemption value of redeemable noncontrolling interests. The Company bases its estimates on historical experience and on various other assumptions believed to be reasonable. Actual results may differ from such estimates.

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

Revenues from external customers (including, but not limited to homeowners) for each group of similar products and services are as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
Operating leases	$125,197	$86,332	$63,962
Incentives	43,220	31,672	20,044
Operating leases and incentives	168,417	118,004	84,006
Solar energy systems	127,727	50,191	23,687
Products	157,754	136,411	90,864
Solar energy systems and product sales	285,481	186,602	114,551
Total revenue	$453,898	$304,606	$198,557

Sunrun Inc.

Notes to Consolidated Financial Statements — Continued

Cash

Cash consists of bank deposits held in checking and savings accounts. The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company has exposure to credit risk to the extent cash balances exceed amounts covered by federal deposit insurance. The Company believes that its credit risk is not significant.

Restricted Cash

Restricted cash represents amounts related to replacement of solar energy system components and obligations under certain financing transactions.

Accounts Receivable

Accounts receivable consist of amounts due from customers as well as state and utility rebates due from government agencies and utility companies. Under arrangements with customers, the customers typically assign incentive rebates to the Company.

Accounts receivable are recorded at net realizable value. The Company maintains allowances for the applicable portion of receivables when collection becomes doubtful. The Company estimates anticipated losses from doubtful accounts based upon the expected collectability of all accounts receivables, which takes into account the number of days past due, collection history, identification of specific customer exposure, and current economic trends. Once a receivable is deemed to be uncollectible, it is written off. In 2016, 2015 and 2014, the Company recorded provision for bad debt expense of $1.4 million, $2.0 million and $0.5 million, respectively, and wrote-off uncollectible receivables of $1.8 million, $1.1 million and $0.1 million, respectively.

Accounts receivable, net consists of the following (in thousands):

	December 31,
	2016	2015
Customer receivables	$50,811	$46,169
Customer deposits	5,793	10,150
Other receivables	856	4,376
Rebates receivable	3,964	1,221
Allowance for doubtful accounts	(1,166)	(1,641)
Total	$60,258	$60,275

State Tax Credits Receivable

State tax credits receivable are recognized upon submission of the state income tax return.

Inventories

Inventories are stated at the lower of cost or net realizable value on a first-in, first-out basis. Inventories consist of raw materials such as photovoltaic panels, inverters and mounting hardware as well as miscellaneous electrical components that are sold as-is by the distribution operations and used in installations and work-in-process. Work-in-process primarily relates to solar energy systems that will be sold to customers, which are partially installed and have yet to pass inspection by the responsible city or utility department. For solar energy systems where the Company performs the installation, the Company commences transferring component parts from inventories to construction-in-progress, a component of solar energy systems, once a lease contract with a lease customer has been executed and the component parts have been assigned to a specific project. Additional costs incurred including labor and overhead are recorded within construction in progress.

Sunrun Inc.

Notes to Consolidated Financial Statements — Continued

The Company periodically reviews inventories for unusable and obsolete items based on assumptions about future demand and market conditions. Based on this evaluation, provisions are made to write inventories down to their market value.

Solar Energy Systems, net

The Company records solar energy systems leased to customers and solar energy systems that are under installation as solar energy systems, net on its consolidated balance sheet. Solar energy systems, net is comprised of system equipment costs and initial direct costs related to solar energy systems, less accumulated depreciation and amortization. Depreciation on solar energy systems is calculated on a straight-line basis over the estimated useful lives of the systems of 35 years. Prior to the fourth quarter of 2016, the Company calculated depreciation on solar energy systems on a straight-line basis to their estimated residual values over the estimated useful lives of systems, which was expected to be 20 years. The Company revised the estimated useful life of solar energy systems in the fourth quarter of 2016, as the Company reviewed its assumptions and concluded that customers are more likely to renew their lease rather than purchase the solar energy system at the end of the lease term. The impact of the change in estimate was immaterial for current and future periods. The Company periodically reviews its estimated useful life and recognizes changes in estimates by prospectively adjusting depreciation expense. Inverters are depreciated over their estimated useful life of 10 years.

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

Property and Equipment, net

Property and equipment, net consists of leasehold improvements, furniture, computer hardware and software, machinery and equipment and automobiles. All property and equipment are stated at historical cost net of accumulated depreciation. Repairs and maintenance are expensed as incurred.

Property and equipment is depreciated on a straight-line basis over the following periods:

Leasehold improvements	Lesser of estimated useful life of the asset or lease term, which is typically 2 to 6 years
Furniture	5 years
Computer hardware and software	3 years
Machinery and equipment	Lesser of 5 years or lease term
Automobiles	Lease term

Capitalization of Software Costs

For costs incurred in the development of internal use software, the Company capitalizes costs incurred during the application development stage. Costs related to preliminary project activities and post implementation activities are expensed as incurred. Internal use software is amortized on a straight-line basis over its estimated useful life. We capitalized additional costs of $4.9 million, $8.3 million and $7.3 million in 2016, 2015 and 2014, respectively, associated with our software, including BrightPath.

Sunrun Inc.

Notes to Consolidated Financial Statements — Continued

Intangible Assets, net

Finite-lived intangible assets are initially recorded at fair value and presented net of accumulated amortization. Intangible assets are amortized on a straight-line basis over their estimated useful lives as follows:

Customer relationships	6-10 years
Developed technology	5 years
Trade names	5-8 years

Impairment of Long-Lived Assets

The carrying amounts of the Company’s long-lived assets, including solar energy systems and intangible assets subject to depreciation and amortization, are periodically reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable or that the useful life is shorter than originally estimated. Factors that are considered in deciding when to perform an impairment review would include significant negative industry or economic trends and significant changes or planned changes in the use of the assets. Recoverability of these assets is measured by comparison of the carrying amount of each asset to the future undiscounted cash flows the asset is expected to generate over its remaining life. If the asset is considered to be impaired, the amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset. If the useful life is shorter than originally estimated, the Company amortizes the remaining carrying value over the new shorter useful life. No impairment of long-lived assets has been recorded for the years ended December 31, 2016, 2015 and 2014.

Business Combinations

Acquisitions of entities that meet the definition of a business are accounted for as business combinations in accordance with ASC 805, Business Combinations. The Company records assets acquired and liabilities assumed based on their estimated fair values at the acquisition date. The excess of the purchase price over those fair values is recorded as goodwill. Acquisition-related expenses are expensed as incurred.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of assets acquired and liabilities assumed of MEC in February 2014 and CEE in April 2015. Goodwill is reviewed for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount may be impaired. The Company has determined that it operates as one reporting unit and the Company’s goodwill is recorded at the enterprise level. The Company performs its annual impairment test of goodwill on October 1 of each fiscal year or whenever events or circumstances change or occur that would indicate that goodwill might be impaired. When assessing goodwill for impairment, the Company uses qualitative and if necessary, quantitative methods in accordance with FASB ASC Topic 350, Goodwill. The Company also considers its enterprise value and if necessary, discounted cash flow model, which involves assumptions and estimates, including the Company’s future financial performance, weighted average cost of capital and interpretation of currently enacted tax laws.

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

Sunrun Inc.

Notes to Consolidated Financial Statements — Continued

Deferred revenue consists of the following (in thousands):

	December 31,
	2016	2015
Customer payments	$400,233	$370,754
Rebates and incentives	110,576	102,827
ITCs	121,004	126,853
SRECs	22,437	18,358
Total	$654,250	$618,792

Deferred Grants

Deferred grants consist of U.S. Treasury grants and state tax credits. The Company applied for a renewable energy technologies income tax credit offered by one of the states in the form of a cash payment and deferred the tax credit as a grant on the consolidated balance sheets. The Company records the grants as deferred grants and recognizes the benefit on a straight-line basis over the estimated depreciable life of the associated assets as a reduction in cost of operating leases and incentives. As described in the Solar Energy Systems, net section above, the estimated depreciable life of the associated assets was revised from 20 to 35 years.

Warranty Accrual

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

Solar Energy Performance Guarantees

The Company guarantees to customers certain specified minimum solar energy production output for solar facilities over the initial term of the Customer Agreements. The Company monitors the solar energy systems to determine whether these specified minimum outputs are being achieved. If the Company determines that the guaranteed minimum energy output is not achieved, it records a liability for the estimated amounts payable. The liability, which is included as accrued expenses and other liabilities in the consolidated balance sheets is immaterial in all periods presented.

Derivative Financial Instruments

The Company recognizes all derivative instruments on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive loss if a derivative is designated as part of a hedge transaction. The ineffective portion of the hedge, if any, is immediately recognized in earnings and are included in other expenses (income), net in the consolidated statements of operations.

Beginning in 2015, the Company uses derivative financial instruments, primarily interest rate swaps, to manage its exposure to interest rate risks on its syndicated term loans, which are recognized on the balance sheet at their fair values. On the date that the Company enters into a derivative contract, the Company formally documents all relationships between the hedging instruments and the hedged items, as well as its risk management objective and strategy for undertaking each hedge transaction. Derivative instruments designated in a hedge relationship to mitigate exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Cash flow hedges are accounted for by recording the fair value of the derivative instrument on the balance sheet as either a freestanding asset or liability. Changes in the fair value of a derivative that is designated and qualifies as an effective cash flow hedge are recorded in accumulated other

Sunrun Inc.

Notes to Consolidated Financial Statements — Continued

comprehensive loss, net of tax, until earnings are affected by the variability of cash flows of the hedged item. Any derivative gains and losses that are not effective in hedging the variability of expected cash flows of the hedged item or that do not qualify for hedge accounting treatment are recognized directly into income. At the hedge’s inception and at least quarterly thereafter, a formal assessment is performed to determine whether changes in cash flows of the derivative instrument have been highly effective in offsetting changes in the cash flows of the hedged items and whether they are expected to be highly effective in the future. The Company discontinues hedge accounting prospectively when (i) it determines that the derivative is no longer effective in offsetting changes in the cash flows of a hedged item; (ii) the derivative expires or is sold, terminated, or exercised; or (iii) management determines that designating the derivative as a hedging instrument is no longer appropriate. In all situations in which hedge accounting is discontinued and the derivative remains outstanding, the derivative instrument is carried at its fair market value on the balance sheet with the changes in fair value recognized in current period earnings. The remaining balance in accumulated other comprehensive loss associated with the derivative that has been discontinued is not recognized in the income statement unless it is probable that the forecasted transaction will not occur. Such amounts are recognized in earnings when earnings are affected by the hedged transaction.

The Company recognized warrants with former preferred stockholders as an inducement to convert their shares of convertible preferred stock into shares of common stock immediately prior to the Company’s initial public offering as derivative liabilities. Such liabilities were valued when the financial instruments were initially issued, with the change in their respective fair values recorded as a gain or loss on revaluation within other expenses (income), net in the Company’s statement of operations. The Company determines the fair value of its warrant derivative liabilities using the Black-Scholes option-pricing model.

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

Sunrun Inc.

Notes to Consolidated Financial Statements — Continued

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

The Company monetizes the ITCs associated with the leased systems on its lease pass-through financing obligations by assigning them to the investor together with the future customer lease payments. A portion of the cash consideration received from the investors is allocated to the estimated fair value of the assigned ITCs upon the PTO dates of the leased systems, as discussed below. The estimated fair value of the ITCs is determined by applying the expected internal rate of return to the investor on this structure to the gross amount of the ITCs that may be claimed by the investor.

The ITCs are subject to recapture under the Code if the underlying solar energy system either ceases to be a qualifying property or undergoes a change in ownership within five years of its placed in service date. The recapture amount decreases by 20% on each anniversary of the PTO date. As the Company has an obligation to ensure the solar energy systems is in service and operational for a term of five years to avoid any recapture of the ITCs, the Company recognizes revenue as the recapture provisions lapse assuming the other aforementioned revenue recognition criteria have been met. The portion of monetized ITCs are reclassified to deferred revenue from lease pass-through financing obligation on the consolidated balance sheets when the leased systems are granted PTO. Subsequently, one-fifth of the monetized ITCs are recognized as revenue in the consolidated statements of operations on each anniversary of the solar energy systems’ PTO date over the following five years.

SREC revenue arises from the sale of environmental credits generated by solar energy systems. SREC revenue is recorded in operating leases and incentives revenue. We recognize revenue related to the sale of SRECs to the extent the cumulative value of delivered SRECs per contract exceeds any possible liquidated damages for non-delivery, if any.

The Company has determined that Customer Agreements are operating leases as opposed to capital leases pursuant to ASC 840, Leases. The initial lease term of Customer Agreements is 20 years. Since the estimated economic life of solar energy systems is estimated to be at least 35 years, the lease term is less than 75% of its estimated economic life. Additionally, the Company evaluated the following lease classification criteria: (i) whether there is a transfer of ownership or bargain purchase option at the end of the lease and (ii) whether the present value of minimum lease payments exceeds 90% of the fair value at lease inception and determined that these criteria were not met.

Solar energy systems and product sales

For solar energy systems sold to customers, the Company recognizes revenue when the solar energy system passes inspection by the authority having jurisdiction, provided all other revenue recognition criteria have been met. The Company’s installation projects are typically completed in a short period of time.

Product sales consist of solar panels, racking systems, inverters, other solar energy products sold to resellers and customer leads. Product sales revenue is recognized at the time when title is transferred, generally upon shipment. Shipping and handling fees charged to customers are included in net sales. Total shipping and handling fees charged to customers was $2.6 million for the years ended December 31, 2016 and 2015 and $2.4

Sunrun Inc.

Notes to Consolidated Financial Statements — Continued

million for the year ended December 31, 2014. Volume discounts given to customers are recorded as a reduction of revenue, since the Company does not receive goods or services in exchange for the discounts offered. Customer lead revenue, included in product sales, is recognized at the time the lead is delivered.

Taxes assessed by government authorities that are directly imposed on revenue producing transactions are excluded from product revenue.

Cost of Revenue

Operating leases and incentives

Cost of revenue for operating leases and incentives is primarily comprised of the (1) depreciation of the cost of the solar energy systems, as reduced by amortization of deferred grants, (2) amortization of initial direct costs, (3) lease operations, monitoring and maintenance costs including associated personnel costs, and (4) allocated corporate overhead costs.

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

Research and Development Expense

Research and development expenses include personnel costs, allocated overhead costs, and other costs related to the development of the Company’s BrightPath software suite as well as our racking equipment. These expenses include costs related to the development, maintenance and research associated with our BrightPath software and our SnapNrack racking equipment.

Advertising Costs

Advertising costs are expensed as incurred in the consolidated statements of operations. The Company incurred advertising costs of $30.2 million, $34.8 million and $16.9 million for the years ended December 31, 2016, 2015 and 2014, respectively.

Stock-Based Compensation

The Company grants stock options and restricted stock units (“RSUs”) for its equity incentive plan and employee stock purchase plan. Stock-based compensation to employees is measured based on the grant date fair value of the awards and recognized over the period during which the employee is required to perform services in exchange for the award (generally the vesting period of the award). The Company estimates the fair value of stock options and employee stock purchase plans awards granted using the Black-Scholes option-valuation model. Compensation cost is recognized over the vesting period of the applicable award using the straight-line method for those options expected to vest.

The Company also grants RSUs to non-employees that vest upon the satisfaction of both performance and service conditions. For RSUs granted to non-employees that vest upon the satisfaction of a performance condition, the Company starts recognizing expense on the RSUs when the performance condition is met.

Noncontrolling Interests and Redeemable Noncontrolling Interests

Noncontrolling interests represent investors’ interests in the net assets of the Funds that the Company has created to finance the cost of its solar energy systems subject to the Company’s Customer Agreements. The

Sunrun Inc.

Notes to Consolidated Financial Statements — Continued

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

The Company sells solar energy systems to the Funds. As the Funds are consolidated by the Company, the gain on the sale of the solar energy systems is not recognized in the consolidated financial statements. However, this gain is recognized for tax reporting purposes. Since these transactions are intercompany sales, any tax expense incurred related to these intercompany sales is deferred and recorded as a prepaid tax asset and amortized over the depreciable life of the underlying solar energy systems which has been estimated to be 35 years in accordance with ASC Topic 810.

The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal, state and local jurisdictions, where applicable. The statute of limitations for the tax returns varies by jurisdiction.

Concentrations of Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash and accounts receivable, which includes rebates receivable. The associated risk of concentration for cash is mitigated by banking with institutions with high credit ratings. At certain times, amounts on deposit exceed Federal Deposit Insurance Corporation insurance limits. The Company does not require collateral or other security to support accounts receivable. To reduce credit risk, management performs periodic credit evaluations and ongoing evaluations of its customers’ financial condition. Rebates receivable are due from various states and local governments as well as various utility companies. The Company considers the collectability risk of such amounts to be low. The Company is not dependent on any single customer. The Company’s customers under Customer Agreements are primarily located in California, Hawaii, New Jersey, Arizona, New York and

Sunrun Inc.

Notes to Consolidated Financial Statements — Continued

Massachusetts. The loss of a customer would not adversely impact the Company’s operating results or financial position. The Company depends on a limited number of suppliers of solar panels and other system components. During the year ended December 31, 2016 and 2015, the solar materials purchases from the top five suppliers were approximately $184.9 million and $160.5 million, respectively.

Recently Issued Accounting Standards

In May 2014, the FASB issued ASU No. 2014-09 Revenue from Contracts with Customers (Topic 606), to replace the existing revenue recognition criteria for contracts with customers and to establish the disclosure requirements for revenue from contracts with customers. The core principle of this standard is to recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. The FASB has issued several updates to the standard which (i) clarify the application of the principal versus agent guidance; (ii) clarify the guidance relating to performance obligations and licensing; and (iii) clarify assessment of the collectability criterion, presentation of sales taxes, measurement date for non-cash consideration and completed contracts at transaction. This ASU is effective for the Company for annual reporting periods beginning after December 15, 2017 including the interim reporting periods within that fiscal year. Adoption of this ASU is either retrospective to each prior period presented or retrospective with a cumulative adjustment to retained earnings or accumulated deficit as of the adoption date. The Company is evaluating whether certain that its Customer Agreements will no longer meet the definition of a lease under ASU 842, Leases, and whether such arrangements would then need to be accounted for under ASC 606. The Company is continuing to assess the impact of such a change, as well as other potential impacts of the standard on its various revenue streams, including Customer Agreements. The Company has a project plan in place to meet the requirements of this standard using internal resources by the effective date. The Company has completed its initial assessment and is currently performing contract reviews and developing a preliminary accounting policy.

In July 2015, the FASB issued ASU No. 2015-11, Simplifying the Measurement of Inventory, to specify that inventory should be subsequently measured at the lower of cost or net realizable value, which is the ordinary selling price less any completion, transportation and disposal costs. This ASU is effective for interim and annual periods beginning after December 15, 2016. Early adoption is permitted. Adoption of this ASU is prospective. The Company adopted this ASU at the beginning of the quarter ended December 31, 2016. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02 to replace existing lease guidance with ASC 842, Leases. Entities are required to determine whether a contract is a lease or contains a lease at the inception of the contract. Under the new guidance, lessees will be required to recognize for all leases (with the exception of short-term leases) a lease liability, which is a lessee‘s obligation to make lease payments arising from a lease, measured on a discounted basis and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. The accounting for lessors is largely unchanged. This ASU is effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. Early adoption is permitted. Adoption of this ASU is applied using a modified retrospective approach. The Company currently accounts for Customer Agreements pursuant to ASC 840, Leases. The Company is evaluating whether the Customer Agreements will continue to meet the definition of a lease pursuant to ASC 842, Leases, or whether such agreements will be accounted for in accordance with ASC 606, Revenue from Contracts with Customers. The Company is continuing to assess all potential impacts of this standard, including the timing of adoption and the potential application of the standard’s practical expedients.

In March 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation. The new guidance will require all income tax effects of awards to be recognized in the income statement when the awards vest or are settled. It also provides the Company to make an accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures as they occur. This ASU is effective for fiscal years beginning after December 15, 2016 and interim periods within those fiscal years. Amendments related to the timing of when excess tax benefits are recognized and the Company’s policy for accounting for forfeitures should be applied using a modified retrospective transition method by means of a cumulative-effect adjustment to equity at the beginning of the period in which the guidance is adopted. The Company will continue to estimate the number of awards that are expected to vest. The Company will adopt the new ASU in the first quarter of 2017.

Sunrun Inc.

Notes to Consolidated Financial Statements — Continued

Upon the adoption, deferred tax liabilities are expected to decrease by $3.3 million, with the cumulative-effect adjustment to retained earnings as of January 1, 2017.

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

In October 2016, the FASB issued ASU 2016-16, Intra-Entity Transfers of Assets Other Than Inventory, which requires entities to recognize income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. As a result, a reporting entity would recognize the tax expense from the sale of assets in the seller’s tax jurisdiction when the transfer occurs, even though the pre-tax effects of the transaction are eliminated in the consolidated financial statements. Any deferred tax asset that arises in the buyer’s jurisdiction would also be recognized at the time of the transfer. The ASU is effective for annual periods beginning after December 15, 2017 and interim periods within those fiscal years. Early adoption is permitted but only in the first interim period of a fiscal year. The ASU is applied on a modified retrospective basis generally through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. The Company will early adopt the standard effective January 1, 2017. As the Company sells solar energy systems to Funds, the Company will record the current tax effects of the gain on the sale as well as a deferred tax asset related to the Company’s increased tax basis in the partnership as a result of the sale. As a result of the adoption, the Company expects to reverse the net prepaid tax assets of $378.2 million previously recorded for the tax deferral and recognize gross deferred tax assets of $378.5 million which will offset the deferred tax liability as of January 1, 2017. The Company is in the process of evaluating whether any of the additional deferred tax assets will require a valuation allowance.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230), Restricted Cash, which require that a statement of cash flows to explain the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash and restricted cash equivalents. This ASU is effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years. Early adoption is permitted. Adoption of this ASU is applied using a retrospective approach. As a result, the Company will no longer present transfers between cash and cash equivalents and restricted cash in the consolidated cash flow statements.

In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other (Topic 350), Simplifying the Test for Goodwill Impairment, which eliminates Step 2 from the goodwill impairment test. Instead, under this amendment, an entity shall perform its annual, or interim, goodwill impairment test by comparing the fair value of the reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. The ASU is effective for annual or any interim goodwill impairment tests beginning in fiscal years after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The adoption of this standard would only have an effect on the Company’s consolidated financial statements if it failed Step 1 of the goodwill impairment test, which has not occurred to date.

Note 3. Acquisitions

Clean Energy Experts, LLC

In April 2015, the Company acquired Clean Energy Experts, LLC, a consumer demand and solar lead generation company, for $25.0 million in cash and 1.9 million shares of common stock valued at $19.1 million, net of settlement of a preexisting payable to CEE. Of this amount, $15.0 million in cash was paid and 1.4 million

Sunrun Inc.

Notes to Consolidated Financial Statements — Continued

shares were issued in April 2015. The remaining $10.0 million in cash and 500,000 shares were paid and issued as follows: $5.0 million was paid and 250,000 shares were issued in October 2015 and $5.0 million was paid and 250,000 shares were issued in April 2016.

An additional $9.1 million in cash and 600,000 shares of common stock may be issued on April 1, 2017, subject to the achievement of certain sales targets as well as continued employment of certain key employees acquired in the transaction, which will be recorded as compensation expense (“CEE Compensation”) over a two-year period unless and until the Company assesses that the achievement of sales targets is not probable. The acquisition is expected to enhance the Company’s efficient and consistent access to high-quality leads in existing and new markets.

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

The following table summarizes the fair value of assets acquired and liabilities assumed (in thousands):

Cash	$424
Accounts receivable	639
Intangible assets	13,290
Accounts payable and accrued liabilities	(1,247)
Deferred tax liability	(5,146)
Identifiable assets and liabilities assumed	7,960
Goodwill	35,757
Total	$43,717

The fair value of acquired intangible assets and their estimated useful life are as follows (in thousands, except estimated useful life):

	Fair Value	Estimated Useful Life (in years)
Developed technology	$5,910	5
Customer relationships	4,390	8
Trade names	2,990	8
Total	$13,290

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

Sunrun Inc.

Notes to Consolidated Financial Statements — Continued

Note 4. Fair Value Measurement

At December 31, 2016 and 2015, the carrying value of receivables, accounts payable, accrued expenses, and distributions payable to noncontrolling interests approximates fair value due to their short-term nature. The carrying values and fair values of debt instruments are as follows (in thousands):

	December 31, 2016		December 31, 2015
	Carrying Value	Fair Value	Carrying Value	Fair Value
Lines of credit	$489,200	$489,200	$197,000	$197,000
Syndicated term loans	189,989	189,989	169,344	169,344
Bank term loan	81,307	80,542	30,739	32,692
Note payable	36,232	35,396	32,781	32,568
Solar asset-backed notes	101,295	102,869	104,900	110,103
Total	$898,023	$897,996	$534,764	$541,707

At December 31, 2016, the fair value of the Company’s lines of credit, syndicated term loans and bank term loans due in July 2021 and September 2022 approximates their carrying values because their interest rates are variable rates that approximate rates currently available to the Company. At December 31, 2015, the fair value of the Company’s line of credit and syndicated term loans approximates their carrying values because their interest rates are variable rates that approximate rates currently available to the Company. At December 31, 2016 and 2015, the fair value of the Company’s bank term loan due in April 2022, note payable and solar asset-backed notes are based on rates currently offered for debt with similar maturities and terms. The Company’s fair value of the debt instruments fell under the Level 3 hierarchy. These valuation techniques involve some level of management estimation and judgment, the degree of which is dependent on the price transparency for the instruments or market.

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

The Company determines the fair value of its warrants issued using the Black-Scholes option-pricing model. The key inputs used to determine value of the warrants was an estimated fair value of the Company’s common stock of $5.31 per share, risk-free interest rate of 1.04%, expected volatility of 47.34%, the remaining contract life of 1.55 years and expected dividend yield rate of 0.00%. The significant unobservable input used in the fair value measurement of the warrant liability was the expected volatility of the Company. Generally, increases (decreases) in the expected volatility of the Company would result in a directionally similar impact to the measurement of the Company’s warrants.

At December 31, 2016 and 2015, financial instruments measured at fair value on a recurring basis, based upon the fair value hierarchy are as follows (in thousands):

	December 31, 2016
	Level 1	Level 2	Level 3	Total
Derivative assets:
Interest rate swaps	$—	$1,632	$—	$1,632
Total	$—	$1,632	$—	$1,632

Derivative liabilities:
Warrants	$—	$—	$20	$20
Total	$—	$—	$20	$20

Sunrun Inc.

Notes to Consolidated Financial Statements — Continued

	December 31, 2015
	Level 1	Level 2	Level 3	Total
Derivative liabilities:
Interest rate swaps	$—	$921	$—	$921
Warrants	—	—	557	557
Total	$—	$921	$557	$1,478

Note 5. Inventories

Inventories consist of the following (in thousands):

	December 31,
	2016	2015
Raw materials	$62,037	$62,967
Work-in-process	5,289	8,291
Total	$67,326	$71,258

Note 6. Solar Energy Systems, net

Solar energy systems, net consists of the following (in thousands):

	December 31,
	2016	2015
Solar energy system equipment costs	$2,459,856	$1,846,103
Inverters	260,011	177,202
Initial direct costs	117,587	68,280
Total solar energy systems	2,837,454	2,091,585
Less: Accumulated depreciation and amortization	(303,305)	(212,671)
Add: Construction-in-progress	95,217	113,107
Total solar energy systems, net	$2,629,366	$1,992,021

All solar energy systems, construction-in-progress and inverters have been leased to or are subject to signed Customer Agreements with customers. The Company recorded depreciation expense related to solar energy systems of $93.4 million, $70.7 million and $54.7 million for the years ended December 31, 2016, 2015 and 2014, respectively. The depreciation expense was reduced by the amortization of deferred grants of $13.1 million, $14.2 million and $13.9 million for the years ended December 31, 2016, 2015 and 2014, respectively.

Note 7. Property and Equipment, net

Property and equipment, net consists of the following (in thousands):

	December 31,
	2016	2015
Machinery and equipment	$3,491	$2,808
Leasehold improvements, furniture, and computer hardware	13,407	10,669
Vehicles	44,788	33,048
Computer software	24,552	19,883
Total property and equipment	86,238	66,408
Less: Accumulated depreciation and amortization	(37,767)	(21,542)
Total solar energy systems, net	$48,471	$44,866

Sunrun Inc.

Notes to Consolidated Financial Statements — Continued

Depreciation and amortization expense was $18.8 million, $11.2 million and $6.4 million for the years ended December 31, 2016, 2015 and 2014, respectively.

The gross amount of assets under capital leases, primarily vehicles, was $46.2 million and $34.2 million as of December 31, 2016 and 2015. Accumulated depreciation related to these assets was $16.3 million and $6.2 million as of December 31, 2016 and 2015, respectively. Depreciation expense related to these assets was $10.8 million, $4.9 million and $1.2 million as of December 31, 2016, 2015 and 2014, respectively.

Note 8. Goodwill and Intangible Assets, net

The goodwill and intangible assets were acquired as part of the acquisition of MEC and CEE acquisitions referred to in Note 1, Organization.

The change in the carrying value of goodwill is as follows (in thousands):

Balance—January 1, 2015	$51,786
Acquisition of CEE (Note 3)	35,757
Balance—December 31, 2015 and 2016	$87,543

The Company performs its annual impairment test of goodwill on October 1 of each fiscal year or whenever events or circumstances change or occur that would indicate that goodwill might be impaired. The Company has determined that it has one reporting unit. The Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. If the qualitative step is not passed, the Company performs a two-step impairment test whereby in step one, the Company must compare the fair value of the Company with its carrying amount. If the carrying amount exceeds its fair value, the Company performs the step two of the goodwill impairment test to determine the amount of impairment.

As of October 1, 2016, due to the decline in the Company’s market capitalization from the 2015 annual impairment test, the Company performed step one of the impairment test. As of October 1, 2016, the Company concluded that the fair value of the Company exceeded its carrying value, as the Company’s market capitalization exceeded total stockholders’ equity.

The Company considered the continued decrease in market capitalization from October 1, 2016 to December 31, 2016 to be an impairment indicator and the Company also performed the step one test for potential impairment as of December 31, 2016. As of December 31, 2016, total stockholders’ equity exceeded the Company’s market capitalization. The estimated fair value of the Company was estimated using a combination of a market approach and an income approach, giving equal weighting to both. Under the market approach, the Company utilizes publicly traded comparable company information to determine revenue multiples that are used to value the Company. Under the income approach, the Company determines fair value based on estimated future cash flows of the Company discounted by an estimated weighted average cost of capital, reflecting the overall level of inherent risk of the Company and the rate of return an outside investor would expect to earn. The forecast and related assumptions were derived from the most recent annual financial forecast for which the planning process commenced in the fourth quarter of 2016. Based on the fair value analysis as of December 31, 2016, the Company had an estimated fair value which exceeded its carrying value by approximately 8%. Therefore, no impairment of goodwill has been recorded for the year ended December 31, 2016.

Sunrun Inc.

Notes to Consolidated Financial Statements — Continued

Intangible assets, net as of December 31, 2016 consist of the following (in thousands, except weighted average remaining life):

				Weighted
				average
		Accumulated	Carrying	remaining life
	Cost	amortization	value	(in years)
Customer relationships	$14,660	$(4,317)	$10,343	6.4
Developed technology	6,820	(2,600)	4,220	3.1
Trade names	6,990	(3,054)	3,936	4.6
Total	$28,470	$(9,971)	$18,499

Intangible assets, net as of December 31, 2015 consist of the following (in thousands, except weighted average remaining life):

				Weighted
				average
		Accumulated	Carrying	remaining life
	Cost	amortization	value	(in years)
Customer relationships	$14,660	$(2,618)	$12,042	7.4
Developed technology	6,820	(1,235)	5,585	4.1
Trade names	6,990	(1,912)	5,078	5.3
Total	$28,470	$(5,765)	$22,705

The Company recorded amortization of intangible assets expense of $4.2 million, $3.7 million and $2.3 million for the years ended December 31, 2016, 2015 and 2014, respectively. As of December 31, 2016, expected amortization of intangible assets for each of the five succeeding fiscal years and thereafter is as follows (in thousands):

2017	$4,205
2018	4,205
2019	3,335
2020	2,143
2021	1,750
Thereafter	2,861
Total	$18,499

Note 9. Prepaid Expense and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	December 31,
	2016	2015
Prepaid expenses	$6,285	$5,134
Reimbursement receivable	3,160	337
State tax receivable	347	427
Other current assets	10	19
Total	$9,802	$5,917

Sunrun Inc.

Notes to Consolidated Financial Statements — Continued

Note 10. Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consist of the following (in thousands):

	December 31,
	2016	2015
Accrued employee compensation	$22,758	$21,353
CEE Compensation expense	7,948	—
CEE acquisition consideration	—	5,000
Accrued professional fees	4,073	3,480
Other accrued expenses	24,482	19,313
Total	$59,261	$49,146

Note 11. Cash Equity Financing

In December 2016, the Company pooled and transferred its interests in certain financing funds into a special purpose entity (“SPE”) with a new investor. The Company has determined that the SPE is a variable interest entity and that the Company is the primary beneficiary of the SPE by reference to the power and benefits criterion under ASC 810, Consolidation. Accordingly, the Company consolidates the SPE in its consolidated financial statements and accounts for the investor’s equity interest in the SPE as a noncontrolling interest (see Note 15, VIE Arrangements). The Company did not recognize a gain or loss on the transfer of its interests in the financing funds and continues to consolidate the financing funds. The SPE’s assets and cash flows are not available to the other creditors of the Company, and the investor has no recourse to the Company’s other assets.

Note 12. Indebtedness

As of December 31, 2016, debt consisted of the following (in thousands, except percentages):

				Unused	Annual
	Carrying Values, net of			Borrowing	Contractual	Interest	Maturity
	debt discount			Capacity	Interest Rate	Rate	Date
	Current	Long Term	Total
Recourse debt:
Bank line of credit	$—	$244,000	$244,000	$3,406	Varies (1)	3.96% - 5.75%	April 2018
Total recourse debt	$—	$244,000	$244,000	$3,406

Non-recourse debt:
Line of credit (Aggregation Facility)	—	245,200	245,200	9,300	Varies (2)	2.93% - 3.39%	December 2020
Term Loan A	616	146,387	147,003	5,000	LIBOR + 2.75%	3.64%	December 2021
Bank term loan due in September 2022	1,074	21,249	22,323	—	LIBOR +2.25%	2.86%	September 2022
Bank term loan due in April 2022	1,331	26,565	27,896	—	4.50%	4.50%	April 2022
Solar asset-backed notes	3,730	97,565	101,295	—	4.40% - Class A	4.40%	July 2024
					5.38% - Class B	5.38%	July 2024
Term Loan and Term Loan B	116	42,870	42,986	—	LIBOR + 5.00%	6.00%	December 2020 and 2021
Bank term loan due in July 2021	7,286	23,802	31,088	1,032	Varies (3)	6.25% - 9.94%	July 2021
Note payable	—	36,232	36,232	—	12.00%	12.00%	December 2018
Total non-recourse debt	14,153	639,870	654,023	15,332
Total debt	$14,153	$883,870	$898,023	$18,738

Sunrun Inc.

Notes to Consolidated Financial Statements — Continued

As of December 31, 2015, debt consisted of the following (in thousands, except percentages):

				Unused	Annual
	Carrying Values, net of			Borrowing	Contractual	Interest	Maturity
	debt discount			Capacity	Interest Rate	Rate	Date
	Current	Long Term	Total
Recourse debt:
Bank line of credit	$—	$197,000	$197,000	$6,571	Varies (1)	3.67%	April 2018
Total recourse debt	$—	$197,000	$197,000	$6,571

Non-recourse debt:
Term Loan A	589	146,625	147,214	5,600	LIBOR + 2.75%	3.07%	December 2021
Bank term loan due in April 2022	1,159	29,580	30,739	—	6.25%	6.25%	April 2022
Solar asset-backed notes	2,858	102,042	104,900	—	4.40% - Class A	4.40%	July 2024
					5.38% - Class B	5.38%	July 2024
Term Loan B	116	22,014	22,130	—	LIBOR + 5.00%	6.00%	December 2021
Note payable	—	32,781	32,781	—	12.00%	12.00%	December 2018
Total non-recourse debt	4,722	333,042	337,764	5,600
Total debt	$4,722	$530,042	$534,764	$12,171
(1)	Loans under the facility bear interest at LIBOR + 3.25% or the Base Rate + 2.25%. The Base Rate is the highest of the Federal Funds Rate + 0.50%, the Prime Rate, or LIBOR + 1.00%.
(2)	Loans under the facility bear interest at LIBOR + 2.50% for the initial three-year revolving availability period, stepping up to LIBOR + 2.75% in the following two-year period.
(3)	Loans under the facility bear interest at LIBOR + 5.50% for contracted SRECs and LIBOR + 9.00% for uncontracted SRECs.

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

Under the terms of the working capital facility, the Company is required to meet various restrictive covenants, including meeting certain reporting requirements, such as the completion and presentation of audited consolidated financial statements. The Company is also required to maintain minimum unencumbered liquidity of at least $25.0 million in the aggregate as of the last day of each calendar month. The Company is further required to maintain a modified interest coverage ratio of 2.00 or greater, measured quarterly as of the last day of each quarter. The Company was in compliance with all debt covenants as of December 31, 2016.

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

Sunrun Inc.

Notes to Consolidated Financial Statements — Continued

which increased the committed Aggregation Facility by $90.0 million to $310.0 million. No other material amendments were entered into in respect of these facilities.

The facilities are non-recourse to the Company and are secured by net cash flows of certain subsidiaries from Customer Agreements, less certain operating, maintenance and other expenses which are available to the borrowers after distributions to tax equity investors. The facilities contain customary covenants including the requirement to maintain certain financial measurements and provide lender reporting. The credit facilities also contain certain provisions in the event of default which entitle lenders to take certain actions including acceleration of amounts due under the facilities. The Company was in compliance with all debt covenants as of December 31, 2016.

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

The Company is required to maintain certain financial measurements and reporting covenants under the terms of the credit facilities. The Company was in compliance with the credit facility covenants as of December 31, 2016.

Bank Term Loans

In July 2016, a subsidiary of the Company entered into a $33.0 million secured credit agreement. The facility is non-recourse to the Company and is secured by substantially all of the assets of the subsidiary, including its rights in and the net cash flows from the generation of contracted and uncontracted solar renewable energy credits (“SRECs”) by certain subsidiaries. The facility includes two tranches, one priced at LIBOR + 5.50% for SRECs currently under purchase contracts with counterparties and another tranche priced at LIBOR + 9.00% for uncontracted SRECs. Both tranches are subject to a LIBOR floor of 0.75%. During the initial six month commitment period, amounts borrowed may be repaid and reborrowed. The loan matures in July 2021. The facility contains customary covenants including the requirement to provide lender reporting. The Company guarantees the delivery of SRECs on the subsidiary’s underlying contracts in the event of a delivery shortfall pursuant to the SREC contracts with counterparties. The Company does not guarantee payments of principal or interest on the loan. The credit facility also contains certain provisions in the event of default which entitles the lender to take certain actions including acceleration of amounts due under the facilities. The Company was in compliance with all debt covenants as of December 31, 2016.

In March 2016, a subsidiary of the Company entered into a $24.5 million secured, non-recourse loan agreement. The loan will be repaid through cashflows from a lease pass-through arrangement previously entered into by the Company. The loan matures in September 2022 and has an interest rate of LIBOR + 2.25%. The loan agreement contains customary covenants including the requirement to maintain certain financial measurements and provide lender reporting. The loan also contains certain provisions in the event of default which entitles the

Sunrun Inc.

Notes to Consolidated Financial Statements — Continued

lender to take certain actions including acceleration of amounts due under the loan. The Company was in compliance with all debt covenants as of December 31, 2016.

In December 2013, a subsidiary of the Company entered into an agreement for a term loan of $38.0 million. The loan matures in April 2022 and has a fixed interest rate of 4.50%. The proceeds of this term loan were distributed to the members of this subsidiary, including the Company. The loan is secured by the assets and related cash flow of this subsidiary and is non-recourse to the Company’s other assets. The Company was in compliance with all debt covenants as of December 31, 2016.

Notes Payable

In December 2013, a subsidiary of the Company entered into a note purchase agreement with an investor for the issuance of senior notes in exchange for proceeds of $27.2 million. The loan proceeds were distributed to the Company for general corporate purposes. On the last business day of each quarter, commencing with March 31, 2014, to the extent the Company’s subsidiary has insufficient funds to pay the full amount of the stated interest of the outstanding loan balance, a payment-in-kind (“PIK”) interest rate of 12% is accrued and added to the outstanding balance. As of December 31, 2016 and 2015 the portion of the outstanding loan balance that related to PIK interest was $9.5 million and $6.3 million, respectively. The senior notes are secured by the assets and related cash flows of certain of the Company’s subsidiaries and are non-recourse to the Company’s other assets. The entire outstanding principal balance is payable in full on the December 2018 maturity date. The Company was in compliance with all debt covenants as of December 31, 2016.

Solar Asset-Backed Notes

In July 2015, the Company entered into a securitization transaction pursuant to which the Company pooled and transferred qualifying solar energy systems and related lease agreements secured by associated customer contracts (“Solar Assets”) into a special purpose entity (“Issuer”), and issued $100.0 million in aggregate principal of Solar Asset-Backed Notes, Series 2015-1, Class A, and $11.0 million in aggregate principal of Solar Asset-Backed Notes, Class B, backed by these Solar Assets to certain investors (“Notes”). The Issuer is wholly owned by the Company and is consolidated in the Company’s financial statements. Accordingly, the Company did not recognize a gain or loss on the transfer of these assets. As of December 31, 2016 and 2015, these Solar Assets had a carrying value of $181.8 million and $190.2 million, respectively, and are included under solar energy systems, net, in the consolidated balance sheets. The Notes were issued at a discount of 0.08%.

The Company retained $7.3 million net of fees from proceeds from the Notes. In connection with the transaction, the Company modified two lease pass-through arrangements with an investor. The lease pass-through arrangements had been accounted for as a borrowing and any amounts outstanding from the arrangements were reported as lease pass-through financing obligation as further explained in Note 14, Lease Pass-Through Financing Obligations. The balance that was then outstanding under these arrangements was $119.7 million. The Company partially repaid this obligation by paying the lease pass-through Fund investor an aggregate amount of $88.9 million. The Company accounted for the modification of the lease pass-through obligation as a modification of debt and did not record any gain or loss on the transaction.

The modified lease-pass through arrangements require the majority of the cash flows generated by the Solar Assets to be passed on to the Issuer through monthly lease payments from the Fund investor. Those cash flows are used to service the monthly Note principal and interest payments and satisfy the Issuer’s expenses, and any residual cash flows are retained by the Fund investor and recorded as a reduction in the remaining financing obligation. The Company recognizes revenue earned from the associated Customer Agreements in accordance with the Company’s revenue recognition policy. The assets and cash flows generated by the Solar Assets are not available to the other creditors of the Company, and the creditors of the Issuer, including the Note holders, have no recourse to the Company’s other assets. The Company was in compliance with all debt covenants as of December 31, 2016.

Sunrun Inc.

Notes to Consolidated Financial Statements — Continued

The scheduled maturities of debt, excluding debt discount, as of December 31, 2016 are as follows (in thousands):

2017	$16,107
2018	306,113
2019	27,168
2020	29,139
2021	411,623
Thereafter	119,957
Subtotal	910,107
Less: Debt discount	(12,084)
Total	$898,023

Note 13. Derivatives

Interest Rate Swaps

The Company uses interest rate swaps to hedge variable interest payments due on certain of its term loans and aggregation facility. These swaps allow the Company to incur fixed interest rates on these loans and receive payments based on variable interest rates with the swap counterparty based on the one or three month LIBOR on the notional amounts over the life of the swaps.

In January 2015, the Company purchased interest rate swaps which mature in October 2028. The interest rate swap contracts were executed with four counterparties who were part of the lender group on the Company’s syndicated term loans. In April 2016, the Company purchased an interest rate swap which matures in August 2022. The interest rate swap contract was executed with the lender on the Company’s bank term loan which matures in September 2022. In November 2016, the Company purchased interest rate swaps which mature in July 2034. The interest rate swap contracts were executed with two counterparties who were part of the lender group on the Company’s syndicated aggregation facility. The swaps are forward starting with effective dates in January 2019. As of December 31, 2016, the unrealized fair market value gain on the interest rate swaps was $1.6 million as included in other assets in the consolidated balance sheet.

The interest rate swaps have been designated as cash flow hedges. In the year ended December 31, 2016, the hedge relationships on the Company’s interest rate swaps have been assessed as highly effective as the critical terms of the interest rate swaps match the critical terms of the underlying forecasted hedged transactions. Accordingly, changes in the fair value of these derivatives are recorded as a component of accumulated other comprehensive loss, net of income taxes. Changes in the fair value of these derivatives are subsequently reclassified into earnings, and are included in interest expense, net, in the Company’s statements of operations in the period that the hedged forecasted transactions affects earnings.

The Company recorded an unrealized gain of $0.3 million and an unrealized loss of $2.4 million for the years ended December 31, 2016 and 2015, respectively, net of applicable tax expense of $0.2 million and $0.0 million, respectively. The Company recognized interest expense on derivatives into earnings of $1.0 million and $1.5 million for the years ended December 31, 2016 and 2015, respectively, net of tax expense of $0.6 million and $0.0 million, respectively. During the next twelve months, the Company estimates that an additional $1.3 million will be reclassified as an increase to interest expense. There were no undesignated derivative instruments recorded by the Company as of December 31, 2016.

Sunrun Inc.

Notes to Consolidated Financial Statements — Continued

At December 31, 2016, the Company had the following designated derivative instruments classified as derivative assets as reported in other liabilities in the Company’s balance sheet (in thousands, other than quantity and interest rates):

Type	Quantity	Maturity Dates	Hedge Interest Rates	Notional Amount	Fair Market Value	Credit Risk Adjustment	Adjusted Fair Market Value
Interest rate swaps	4	10/31/2028	2.17%-2.18%	$125,471	$630	$(123)	$507
Interest rate swap	1	8/31/2022	1.27%	$17,390	$343	$(11)	$332
Interest rate swaps	3	7/31/2034	2.48%-2.52%	$85,174	$752	$41	$793

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

At December 31, 2016, the fair market value of the warrants was de minimis. At December 31, 2015, the fair market value of the warrants was $0.6 million. The Company recognized a gain related to the change in fair value of the warrants of $0.6 million and $0.9 million for the years ended December 31, 2016 and 2015, respectively.

Note 14. Lease Pass-Through Financing Obligations

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

Under these lease pass-through arrangements, wholly owned subsidiaries of the Company finance the cost of solar energy systems with investors for an initial term of 20 – 25 years. The solar energy systems are subject to Customer Agreements with an initial term not exceeding 20 years. These solar energy systems are reported under the line item solar energy systems, net in the consolidated balance sheets. As of December 31, 2016 and 2015, the cost of the solar energy systems placed in service under the lease pass-through arrangements was $494.9 million and $447.4 million, respectively. The accumulated depreciation related to these assets as of December 31, 2016 and 2015 was $50.8 million and $33.5 million, respectively.

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

Sunrun Inc.

Notes to Consolidated Financial Statements — Continued

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

Under four of the lease pass-through arrangements, the investor has a right to extend its right to receive cash flows from the customers beyond the initial term in certain circumstances. The Company has the option to settle the outstanding financing obligation on the ninth anniversary for two of the lease pass-through obligations and on the eleventh anniversary for two of the lease pass-through financing obligations at a price equal to the higher of (a) the fair value of future remaining cash flows or (b) the amount that would result in the investor earning their targeted return. In three of these lease pass-through arrangements, the investor has an option to require repayment of the entire outstanding balance of the financing obligation on the tenth anniversary at a price equal to the fair value of the future remaining cash flows. In the fourth lease pass through arrangement, the investor has an option to require repayment of the entire outstanding balance of the financing obligation three business days prior to the 7th anniversary in certain circumstances and on the 10th anniversary at a price equal to the fair value of the future remaining cash flows.

In the fifth lease pass-through arrangement, the investor has a right, on June 30, 2019, to purchase all of the systems leased at a price equal to the higher of (a) the sum of the present value of the expected remaining lease payments due by the investor, discounted at 5%, and the fair market value of the Company’s residual interest in the systems as determined through independent valuation or (b) a set value per kilowatt applied to the aggregate size of all leased systems.

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

As discussed in Note 12, Indebtedness, in connection with the pooling of assets related to the securitization transaction entered into in July 2015, an aggregate amount of $88.9 million of the lease pass-through financing obligation was repaid.

In September 2015, the Company entered into a lease pass-through arrangement and in connection with this arrangement, the Company agreed to defer a portion (up to 25%) of the amounts required to be paid upfront under the arrangement through a loan between an indirectly wholly owned subsidiary of the Company and a subsidiary of the Fund investor. The term loan agreement is for an aggregate amount up to $25.0 million. The loan is collateralized by the related cash flows assigned to the Fund investor. There is a legal right to offset the loan if an event of default has occurred. Therefore, the lease pass-through financing obligation related to this arrangement is recorded net of the loan. As of December 31, 2016, the loan amount was $23.2 million.

Sunrun Inc.

Notes to Consolidated Financial Statements — Continued

At December 31, 2016, future minimum lease payments expected to be made by the investor under the lease pass-through fund arrangement for each of the next five years and thereafter are as follows (in thousands):

2017	$523
2018	523
2019	523
2020	523
2021	523
Thereafter	2,989
Total	$5,604

Note 15. VIE Arrangements

The Company consolidated various VIEs at December 31, 2016 and 2015. The carrying amounts and classification of the VIEs’ assets and liabilities included in the consolidated balance sheets are as follows (in thousands):

	December 31,
	2016	2015
Assets
Current assets
Cash	$120,728	$44,407
Restricted cash	1,680	757
Accounts receivable, net	20,771	12,965
Prepaid expenses and other current assets	242	66
Total current assets	143,421	58,195
Solar energy systems, net	1,920,330	1,305,420
Other assets	1,481	—
Total assets	$2,065,232	$1,363,615

Liabilities
Current liabilities
Accounts payable	$14,873	$11,025
Distributions payable to noncontrolling interests and redeemable noncontrolling interests	10,654	8,063
Accrued expenses and other liabilities	782	175
Deferred revenue, current portion	25,827	21,344
Deferred grants, current portion	3,644	7,198
Long-term non-recourse debt, current portion	8,616	1,159
Total current liabilities	64,396	48,964
Deferred revenue, net of current portion	396,858	353,392
Deferred grants, net of current portion	105,390	108,528
Long-term non-recourse debt, net of current portion	50,367	29,580
Total liabilities	$617,011	$540,464

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

The Company holds certain variable interests in nonconsolidated VIEs established as a result of five lease pass-through Fund arrangements as further explained in Note 14, Lease Pass-Through Financing Obligations.

Sunrun Inc.

Notes to Consolidated Financial Statements — Continued

The Company does not have material exposure to losses as a result of its involvement with the VIEs in excess of the amount of the financing liability recorded in the Company’s consolidated financial statements. The Company is not considered the primary beneficiary of the VIEs.

Note 16. Redeemable Noncontrolling Interests

During certain specified periods of time (the “Early Exit Periods”), noncontrolling interests in certain funding arrangements have the right to put all of their membership interests to the Company (the “Put Provisions”). During a specific period of time (the “Call Periods”), the Company has the right to call all membership units of the related redeemable noncontrolling interests.

The carrying value of redeemable noncontrolling interests was greater than the redemption value except for four and two Funds at December 31, 2016 and 2015, respectively, where the carrying value has been adjusted to the redemption value.

Note 17. Stockholders’ Equity

On August 10, 2015, the Company closed its initial public offering in which 17,900,000 shares of common stock were sold at a public offering price of $14.00 per share, resulting in net proceeds of approximately $220.9 million, after deducting underwriting discounts and commissions and $7.9 million in offering expenses paid by the Company, and excluding the proceeds received by the selling stockholders who sold an aggregate of 417,732 shares of the total 17,900,000 shares sold in the initial public offering.

Convertible Preferred Stock

Immediately prior to closing of the Company’s initial public offering, all 54,840,767 shares of the Company’s outstanding preferred stock were automatically converted into shares of the Company’s common stock. In addition, the Company issued 1,667,683 shares of common stock and executed a letter of intent to issue 1,250,764 warrants subject to contingencies being met to purchase the Company’s common stock to the former Series D and E preferred stockholders as an inducement to convert their shares of convertible preferred stock into shares of common stock immediately prior to the closing of the Company’s initial public offering and to waive any potential anti-dilution adjustments resulting from the issuance of shares in the Company’s common stock in the Company’s initial public offering. The additional shares and warrants resulted in a beneficial conversion feature as a result of the inducement for Series D and E preferred stock and the Company recognized a $24.9 million deemed dividend to Series D and E preferred stockholders at the conversion date. This non-cash charge impacts net loss attributable to our common stockholders and basic and diluted net loss per share applicable to common stockholders. The warrants were issued on September 30, 2015 and are considered freestanding derivatives as disclosed in Note 13, Derivatives.

The Company did not have any convertible preferred stock issued and outstanding as of December 31, 2016 and 2015.

The Company has not declared or paid any dividends in 2016, 2015 or 2014 other than the $24.9 million deemed dividend to Series D and E preferred stockholders in August 2015.

Common Stock

The Company has reserved sufficient shares of common stock for issuance upon the exercise of stock options and the exercise of warrants. Common stockholders are entitled to dividends if and when declared by the board of directors, subject to the prior rights of the preferred stockholders. As of December 31, 2016, no common stock dividends had been declared by the board of directors.

Sunrun Inc.

Notes to Consolidated Financial Statements — Continued

The Company has reserved shares of common stock for issuance as follows (in thousands)

	December 31,
	2016	2015
Stock plans
Shares available for grant
2015 Equity Incentive Plan	11,081	12,006
2015 Employee Stock Purchase Plan	2,511	1,000
Options outstanding	12,897	12,795
Restricted stock units outstanding	4,106	1,506
Total	30,595	27,307

Note 18. Stock-Based Compensation

MEC 2009 Stock Plan

In connection with the MEC acquisition in February 2014, the Company assumed nonstatutory stock options granted under the Mainstream Energy Corporation 2009 Stock Plan (the “MEC Plan”) held by MEC employees who continued employment with the Company after the closing and converted them into options to purchase shares of the Company’s common stock. The MEC Plan was terminated on the closing of the acquisition but the outstanding awards under the MEC Plan that the Company assumed in the acquisition will continue to be governed by their existing terms. As of December 31, 2016, options to purchase 524,355 shares of the Company’s common stock remained outstanding under the MEC Plan.

2013 Equity Incentive Plan

In July 2013, the Board of Directors approved the 2013 Plan. In March 2015, the Board of Directors authorized an additional 3,000,000 shares reserved for issuance under the 2013 Plan. An aggregate of 4,500,000 shares of common stock are reserved for issuance under the 2013 Plan plus (i) any shares that were reserved but not issued under the plan that was previously in place, and (ii) any shares subject to stock options or similar awards granted under the plan that was previously in place that expire or otherwise terminate without having been exercised in full and shares issued that are forfeited to or repurchased by the Company, with the maximum number of shares to be added to the 2013 Plan pursuant to clauses (i) and (ii) equal to 8,044,829 shares. Stock options granted to employees generally have a maximum term of ten-years and vest over a four-year period from the date of grant; 25% vest at the end of one year, and 75% vest monthly over the remaining three years. The options may include provisions permitting exercise of the option prior to full vesting. Any unvested shares shall be subject to repurchase by the Company at the original exercise price of the option in the event of a termination of an optionee’s employment prior to vesting. All the remaining shares that were available for future grants under the 2013 Plan were transferred to the 2015 Equity Incentive Plan (“2015 Plan”) at the inception of the 2015 Plan. As of December 31, 2016, the Company had not granted restricted stock or other equity awards (other than options) under the 2013 Plan.

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

2015 Equity Incentive Plan

In July 2015, the Board approved the 2015 Plan. An aggregate of 11,400,000 shares of common stock are reserved for issuance under the 2015 Plan plus (i) any shares that were reserved but not issued under the 2013 Plan at the inception of the 2015 Plan, and (ii) any shares subject to stock options or similar awards granted

Sunrun Inc.

Notes to Consolidated Financial Statements — Continued

under the 2008 Plan, 2013 Plan and 2014 Plan that expire or otherwise terminate without having been exercised in full and shares issued that are forfeited to or repurchased by the Company, with the maximum number of shares to be added to the 2015 Plan pursuant to clauses (i) and (ii) equal to 15,439,334 shares. The 2015 Plan provides for annual automatic increases on January 1 to the shares reserved for issuance. The automatic increase of the number of shares available for issuance under the 2015 Plan is equal to the least of 10 million shares, 4% of the outstanding shares of common stock as of the last day of our immediately preceding fiscal year or such other amount as the Board of Directors may determine. In May 2016, the Board of Directors authorized an additional 4,051,282 shares reserved for issuance under the 2015 Plan. Stock options granted to employees generally have a maximum term of ten-years and vest over a four-year period from the date of grant; 25% vest at the end of one year, and 75% vest monthly over the remaining three years. The options may include provisions permitting exercise of the option prior to full vesting. Any unvested shares shall be subject to repurchase by the Company at the original exercise price of the option in the event of a termination of an optionee’s employment prior to vesting. RSUs granted to employees generally vest over a four-year period from the date of grant; 25% vest at the end of one year, and 75% vest quarterly over the remaining three years.

Stock Options

The following table summarizes the activity for all stock options under the Company’s equity incentive plans for the years ended December 31, 2016 and 2015 (shares in thousands):

		Weighted	Weighted
		Average	Average	Aggregate
	Options	Exercise Price	Remaining	Intrinsic
	Outstanding	Outstanding	Contractual Life	Value
Outstanding at December 31, 2014	11,408	$4.42	8.20
Granted	3,806	9.50
Exercised	(1,210)	2.96
Cancelled / forfeited	(1,209)	6.27
Outstanding at December 31, 2015	12,795	5.89	7.82	$75,797
Granted	3,674	5.73
Exercised	(1,852)	2.94
Cancelled / forfeited	(1,720)	8.37
Outstanding at December 31, 2016	12,897	$5.94	7.49	$9,625

Options vested and exercisable at December 31, 2016	6,763	$5.19	6.40	$8,943

Options vested and expected to vest at December 31, 2016	10,886	$5.80	7.25	$9,435

As of December 31, 2016, 154,000 outstanding stock options had a performance feature that is required to be satisfied before the option is vested and exercisable. There were 276,660 and 517,285 unvested exercisable shares as of December 31, 2016 and 2015, respectively, which are subject to a repurchase option held by the Company at the original exercise price. These exercisable but unvested shares have a weighted average remaining vesting period of 2.2 years. There was no exercise of unvested options in the year ended December 31, 2016 and 2015. There were no unvested options subject to repurchase as of December 31, 2016 and 2015.

The weighted-average grant-date fair value of stock options granted during the year ended December 31, 2016, 2015 and 2014 were $2.26, $4.56 and $3.72 per share, respectively. The total intrinsic value of the options exercised during the year ended December 31, 2016, 2015 and 2014 was $6.3 million, $8.1 million and $4.8 million, respectively. The aggregate intrinsic value is the difference of the current fair value of the stock and the exercise price for in-the-money stock options. The total fair value of options vested during the year ended December 31, 2016, 2015 and 2014 was $9.8 million, $9.1 million and $3.9 million, respectively.

Sunrun Inc.

Notes to Consolidated Financial Statements — Continued

The Company estimates the fair value of stock-based awards on their grant date using the Black-Scholes option-pricing model. The Company estimates the fair value using a single-option approach and amortizes the fair value on a straight-line basis for options expected to vest. All options are amortized over the requisite service periods of the awards, which are generally the vesting periods.

The Company estimated the fair value of stock options with the following assumptions:

	Year Ended December 31,
	2016	2015	2014
Risk-free interest rate	1.18% - 2.23%	1.55% - 1.95%	1.68% - 2.01%
Volatility	36.00% - 49.64%	36.30% - 39.63%	37.41% - 46.68%
Expected term (in years)	5.00 - 6.26	5.50 - 6.23	5.34 - 6.08
Expected dividend yield	0.00%	0.00%	0.00%

The expected term assumptions were determined based on the average vesting terms and contractual lives of the options. The risk-free interest rate is based on the rate for a U.S. Treasury zero-coupon issue with a term that approximates the expected life of the option grant. For stock options granted in the year ended December 31, 2016, 2015 and 2014, the Company considered the volatility data of a group of publicly traded peer companies in its industry. Forfeiture rates are estimated using the Company’s expectations of forfeiture rates for the Company’s employees and are adjusted when estimates change. The estimation of stock awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from the Company’s current estimates, such amounts will be recorded as a cumulative adjustment in the period the estimates are revised. The Company considers many factors when estimating expected forfeitures, including historical forfeiture pattern, the types of awards and employee class. Actual results, and future changes in estimates, may differ substantially from management’s current estimates.

Restricted Stock Units

In 2014, the Company granted a total of 947,342 RSUs that are subject to certain performance targets to a third party partner. The RSUs will vest upon the third party originating certain thresholds of expected megawatts in new systems for the period starting August 2014. In addition, these RSUs are subject to a clawback provision that requires the holder of the RSUs to either forfeit all the RSUs or pay the Company the grant date fair value for all RSUs that are not forfeited if the third party breaches the exclusivity provision of the parties’ commercial agreement. Additionally, 372,342 of these RSUs are subject to an additional performance-based clawback provision that is based on the third party originating certain additional thresholds of expected megawatts in new systems from April 2016 through September 2017. The exclusivity and performance based clawbacks expire in August 2017 and September 2017, respectively. The remaining 575,000 RSUs have an exclusivity provision which expires in September 2019.

The performance-based provision is considered substantive. As a result, the Company will start recognizing expense as the performance targets are met. The first performance target was met in 2015. The Company recognized $1.2 million and $0.8 million compensation expense in the years ended December 31, 2016 and 2015 as certain performance targets were met.

Sunrun Inc.

Notes to Consolidated Financial Statements — Continued

In 2015, the Company granted 250,000 RSUs to a third party partner, in addition to RSUs granted to employees as part of the 2015 Equity Incentive Plan. As of December 31, 2016, 470,000 outstanding RSUs had a performance feature that is required to be satisfied before the option is vested and exercisable. The following table summarizes the activity for all RSUs under all of the Company’s equity incentive plans for the years ended December 31, 2016 and 2015 (shares in thousands):

		Weighted
		Average Grant
		Date Fair
	Shares	Value
Unvested balance at December 31, 2014	947	$9.40
Granted	808	11.13
Issued	(182)	9.58
Cancelled / forfeited	(67)	11.37
Unvested balance at December 31, 2015	1,506	10.44
Granted	3,363	5.82
Issued	(422)	9.55
Cancelled / forfeited	(341)	6.80
Unvested balance at December 31, 2016	4,106	$6.87

Employee Stock Purchase Plan

In July 2015, the board of directors approved the 2015 Employee Stock Purchase Plan (“ESPP”) and adopted the ESPP in August 2015, under which 1,000,000 shares of the Company’s common stock have been reserved for issuance to eligible employees. The ESPP provides for an automatic increase of the number of shares available for issuance under the ESPP on the first day of each fiscal year beginning on January 1, 2016, equal to the least of 5 million shares, 2% of the outstanding shares of our common stock on the last day of the immediately preceding fiscal year, or such other amount as may be determined by the Board of Directors. In May 2016, the Board of Directors authorized an additional 2,025,641 shares reserved for issuance under the ESPP. Eligible employees are offered shares bi-annually through two six month offering periods, which begin on the first trading day on or after May 15 and November 15 of each year. Employees may purchase a limited number of shares of the Company’s common stock via regular payroll deductions at a discount of 15% of the lower of the fair market value of the Company’s common stock on the first trading date of each offering period or on the exercise date. Employees may deduct up to 15% of payroll, with a cap of $25,000 of fair market value of shares in any calendar year and 2,000 shares per employee per offering period.

Stock-Based Compensation Expense

The Company recognized stock-based compensation expense, including the compensation expense resulting from the sales of common stock by employees and former employees in 2015 and 2014 to existing investors and ESPP expenses, in the consolidated statements of operations as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
Cost of operating leases and incentives	$2,039	$1,649	$155
Cost of solar energy systems and product sales	409	236	682
Sales and marketing	7,831	5,242	897
Research and development	515	205	270
General and administration	7,929	8,491	7,214
Total	$18,723	$15,823	$9,218

The Company capitalized $0.1 million, $0.2 million and $0.1 million of stock based compensation for internal use software development projects during the years ended December 31, 2016, 2015 and 2014, respectively.

Sunrun Inc.

Notes to Consolidated Financial Statements — Continued

As of December 31, 2016 and 2015, total unrecognized compensation cost related to outstanding stock options and RSUs was $29.4 million and $20.9 million, respectively, which is expected to be recognized over a weighted-average period of 2.6 years and 2.8 years, respectively.

Note 19. Retirement Plan

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

Note 20. Operating Revenues under Customer Agreements

Customer Agreements representing PPAs require customers to make payments to Sunrun based on the electricity production of the related Project, whereas Customer Agreements representing leases require fixed monthly payments from customers.

Total revenue from customers’ contingent payments under PPAs recognized in the years ended December 31, 2016, 2015 and 2014 was $86.2 million, $59.8 million and $42.8 million, respectively.

Future minimum lease payments to be received from customers whose Customer Agreements represent non-cancelable leases are as follows (in thousands):

2017	$27,727
2018	28,141
2019	28,525
2020	28,921
2021	29,327
Thereafter	443,840
Total	$586,481

Note 21. Income Taxes

The following table presents the loss before income taxes for the periods presented (in thousands):

	For the Year Ended December 31,
	2016	2015	2014
(Income) loss attributable to common stockholders	$(127,680)	$33,545	$80,895
Loss attributable to noncontrolling interest and redeemable noncontrolling interests	394,988	220,660	86,638
Loss before income taxes	$267,308	$254,205	$167,533

Sunrun Inc.

Notes to Consolidated Financial Statements — Continued

The income tax provision (benefit) consists of the following (in thousands):

	For the Year Ended December 31,
	2016	2015	2014
Current
Federal	$—	$—	$—
State	—	—	—
Total current expense	—	—	—
Deferred
Federal	30,197	(7,516)	(8,196)
State	5,796	2,217	(1,847)
Total deferred provision	35,993	(5,299)	(10,043)
Total	$35,993	$(5,299)	$(10,043)

The following table represents a reconciliation of the statutory federal rate and the Company’s effective tax rate for the periods presented:

	For the Year Ended December 31,
	2016	2015	2014
Tax provision (benefit) at federal statutory rate	(34.00)%	(34.00)%	(34.00)%
State income taxes, net of federal benefit	1.92	0.87	(1.10)
Effect of noncontrolling and redeemable noncontrolling interests	50.23	29.53	17.59
Stock-based compensation	0.68	1.06	1.37
Effect of prepaid tax asset	(5.57)	0.04	9.39
Tax credits	(1.61)	(0.43)	(0.22)
Other	1.81	0.85	0.98
Total	13.46%	(2.08)%	(5.99)%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The following table represents significant components of the Company’s deferred tax assets and liabilities for the periods presented (in thousands):

	December 31,
	2016	2015
Deferred tax assets
Accruals and prepaids	$18,010	$12,904
Deferred revenue	23,559	34,710
Net operating loss carryforwards	218,719	229,464
Stock-based compensation	6,908	3,748
Investment tax and other credits	18,454	11,261
Total deferred tax assets	285,650	292,087
Less: Valuation allowance	(663)	—
Gross deferred tax assets	284,987	292,087
Deferred tax liabilities
Capitalized initial direct costs	45,030	27,539
Fixed asset depreciation	206,754	178,511
Deferred tax on investment in partnerships	448,600	276,183
Gross deferred tax liabilities	700,384	482,233
Net deferred tax liabilities	$(415,397)	$(190,146)

Sunrun Inc.

Notes to Consolidated Financial Statements — Continued

As of December 31, 2016, the Company had net operating loss carryforwards for federal, California and other state income tax purposes of approximately $571.3 million, $348.2 million and $176.7 million, respectively, which will begin to expire in the year 2028, 2028 and 2024, respectively, if not utilized. Of the federal, California, and other state NOL carryover, $8.6 million, $4.5 million and $2.4 million relates to windfall stock option deductions which, when realized, will be an increase to additional paid in capital. As of December 31, 2015, the Company had net operating loss carryforwards for federal, California and other state income tax purposes of approximately $595.0 million, $368.0 million and $178.6 million, respectively. Of the federal, California, and other state NOL carryover, $5.3 million, $1.3 million and $2.5 million relates to windfall stock option deductions which, when realized, will be an increase to additional paid in capital.

As of December 31, 2016, the Company has an investment tax credit carryforward of approximately $9.3 million which begins to expire in the year 2028, if not utilized and California enterprise zone credits of approximately $1.0 million, which are subject to valuation allowance. As of December 31, 2015, the Company has an investment tax credit carryforward of approximately $4.2 million and California enterprise zone credits of approximately $1.0 million.

Generally, utilization of the net operating loss carryforwards and credits may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code (IRC) of 1986, as amended and similar state provisions. The Company performed an analysis to determine whether an ownership change under Section 382 of the Code had occurred and determined that no ownership changes were identified as of December 31, 2016.

Valuation allowances are provided against deferred tax assets to the extent that it is more likely than not that the deferred tax asset will not be realized. The Company’s management considers all available positive and negative evidence including its history of operating income or losses, future reversals of existing taxable temporary difference, taxable income in carryback years and tax-planning strategies. The Company has concluded there was sufficient positive evidence based on the reversal pattern of the deferred tax liability and available tax planning strategies being relied upon at the end of December 31, 2016 and 2015 to support the position that the Company does not need to maintain a valuation allowance on deferred tax assets, except certain state tax credits which are not expected to be utilized based on the above criteria.

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

Our policy is to include interest and penalties related to unrecognized tax benefits, if any, within the provision for taxes in the consolidated statements of operations. The Company does not have any tax positions for which it is reasonably possible that the total amount of gross unrecognized tax benefits will significantly change within 12 months of December 31, 2016.

Sunrun Inc.

Notes to Consolidated Financial Statements — Continued

A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows (in thousands):

Balance at December 31, 2014	$—
Acquired from CEE	1,525
Balance at December 31, 2015 and 2016	$1,525

As of December 31, 2016 and 2015, the Company had $1.5 million, of unrecognized tax benefits related to the acquisition of CEE. In addition, there was $0.3 million and $0.3 million, respectively, of interest and penalties for uncertain tax positions as of December 31, 2016 and 2015. The Company does not have any tax positions for which it is reasonably possible that the total amount of gross unrecognized tax benefits will increase or decrease within the next 12 months.

Five of our investment funds are currently being audited by the Internal Revenue Service (the “IRS”), three of which involve a review of our fair market value determinations of our solar energy systems. In addition, two of our investors are currently being audited by the IRS, which audits involve a review of the fair market value determination of our solar energy systems. If these audits result in an adverse finding, we would be subject to an indemnity obligation to these investors. The Company is subject to taxation and files income tax returns in the U.S., and various state and local jurisdictions. Due to the Company’s net losses, substantially all of its federal, state and local income tax returns since inception are still subject to audit.

The following table summarizes the tax years that remain open and subject to examination by the tax authorities in the most significant jurisdictions in which the Company operates:

Tax Years
U.S. Federal	2013 - 2016
State	2012 - 2016

Net Operating Loss Carryforwards

As a result of the Company’s net operating loss carryforwards as of December 31, 2016, the Company does not expect to pay income tax, including in connection with its income tax provision for the year ended December 31, 2016, until the Company’s net operating losses are fully utilized. As of December 31, 2016, the Company’s federal and state net operating loss carryforwards were $571.3 million and $524.9 million, respectively. If not utilized, the federal net operating loss will begin to expire in the year 2028 and the state net operating losses will begin to expire in the year 2024.

Note 22. Commitments and Contingencies

Letters of Credit

As of December 31, 2016 and 2015, the Company had $6.2 million and $3.5 million, respectively, of unused letters of credit outstanding, which carry fees of 2.75%, per annum.

Non-cancellable Operating Leases

The Company leases facilities and equipment under non-cancellable operating leases. Total operating lease expenses were $12.4 million, $7.0 million and $4.0 million for the years ended December 31, 2016, 2015 and 2014, respectively.

Certain operating leases contain rent escalation clauses, which are recorded on a straight-line basis over the initial term of the lease with the difference between the rent paid and the straight-line rent recorded as a deferred rent liability. Lease incentives received from landlords are recorded as deferred rent liabilities and are amortized on a straight-line basis over the lease term as a reduction to rent expense. Deferred rent liabilities were $2.9 million and $1.9 million as of December 31, 2016 and 2015, respectively.

Sunrun Inc.

Notes to Consolidated Financial Statements — Continued

Future minimum lease payments expected to be made under non-cancelable operating lease agreements as of December 31, 2016 for each of the years ending December 31, are as follows (in thousands):

2017	$9,651
2018	8,751
2019	5,524
2020	3,622
2021	2,227
Thereafter	2,543
Total	$32,318

Capital Lease Obligations

As of December 31, 2016 and 2015, capital lease obligations were $23.0 million and $24.0 million, respectively. The capital lease obligations bear interest at rates up to 10% per annum.

The following is a schedule of future lease payments as of December 31, 2016 (in thousands):

2017	$10,814
2018	7,920
2019	4,751
2020	854
2021	177
Thereafter	40
Total future lease payments	24,556
Less: Amount representing estimated executory costs included in future lease payments	512
Net minimum future lease payments	24,044
Less: Amount representing interest	1,064
Present value of future payments	22,980
Less: Current portion	10,015
Long term portion	$12,965

Purchase Commitments

In January 2015, the Company entered into a purchase commitment with one of its suppliers to purchase $70.0 million of photovoltaic modules over the next 12 months with the first modules delivered in January 2015. In October 2015, the Company amended its commitment to purchase additional photovoltaic modules to be delivered until December 2016, with an option to extend certain commitments until March 31, 2017, for a total commitment of $146.0 million. In 2016, the Company signed multiple amendments to reduce the price for products purchased after a specified date. In November 2016, the Company amended the structure of the agreement, among other things, for which purchase commitments are no longer required.

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

Sunrun Inc.

Notes to Consolidated Financial Statements — Continued

ITC and Cash Grant Indemnification

The Company is contractually committed to compensate certain investors for any losses that they may suffer in certain limited circumstances resulting from reductions in ITCs or U.S. Treasury grants. Generally, such obligations would arise as a result of reductions to the value of the underlying solar energy systems as assessed by the IRS or U.S. Treasury Department. At each balance sheet date, the Company assesses and recognizes, when applicable, the potential exposure from this obligation based on all the information available at that time, including any audits undertaken by the IRS. The Company believes that any payments to the investors in excess of the amount already recognized by the Company for this obligation are not probable based on the facts known as of the filing date of this Annual Report on Form 10-K. The maximum potential future payments that the Company could have to make under this obligation would depend on the difference between the fair values of the solar energy systems sold or transferred to the Funds as determined by the Company and the values the IRS would determine as the fair value for the systems for purposes of claiming ITCs. ITCs are claimed based on the statutory regulations from the IRS. The Company uses fair values determined with the assistance of an independent third-party appraisal as the basis for determining the ITCs that are passed-through to and claimed by the Fund investors. Since the Company cannot determine how the IRS will evaluate system values used in claiming ITCs, the Company is unable to reliably estimate the maximum potential future payments that it could have to make under this obligation as of each balance sheet date.

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

In July 2012, the U.S. Treasury Department and the Department of Justice (together, the “Government”) opened a civil investigation into the participation by residential solar developers in the Section 1603 grant program. The Government served subpoenas on several developers, including Sunrun, along with their investors and valuation firms. The focus of the investigation is the claimed fair market value of the solar systems the developers submitted to the Government in their grant applications. The Company has cooperated fully with the Government and plans to continue to do so. No claims have been brought against the Company. The Company is not able to estimate the ultimate outcome or a range of possible loss at this point in time.

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

Sunrun Inc.

Notes to Consolidated Financial Statements — Continued

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

On September 26, 2016, the Baker, Brown, Cohen, Mancy, Nunez, Pytel and Steinberg actions were consolidated. On February 9, 2017, the United States District Court for the Northern District of California granted the Company’s motion to dismiss, with prejudice, with respect to these actions.

Note 23. Net Income (Loss) Per Share

Prior to the initial public offering, the Company calculated net income (loss) per share (EPS) available to common stockholders using the two-class method, which allocates net income that otherwise would have been available to common shareholders to holders of participating securities. In connection with the Company’s initial public offering, the Company recognized a deemed dividend of $24.9 million to Series D and E convertible preferred shareholders, as further discussed in Note 17, Shareholders’ Equity.

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

The computation of the Company’s basic and diluted net income (loss) per share are as follows (in thousands, except per share amounts):

	Years Ended December 31,
	2016	2015	2014
Numerator:
Net income (loss) attributable to common stockholders	$91,687	$(28,246)	$(70,852)
Less: Deemed dividend to convertible preferred stockholders	—	(24,890)	—
Net Income (loss) available to common stockholders	$91,687	$(53,136)	$(70,852)
Denominator:
Weighted average shares used to compute net income (loss) per share attributable to common stockholders, basic	102,367	55,091	22,795
Weighted average effect of potentially dilutive shares to purchase common stock	2,597	—	—
Weighted average shares used to compute net income (loss) per share attributable to common stockholders, diluted	104,964	55,091	22,795
Net income (loss) per share attributable to common stockholders
Basic	$0.90	$(0.96)	$(3.11)
Diluted	$0.87	$(0.96)	$(3.11)

Sunrun Inc.

Notes to Consolidated Financial Statements — Continued

The following shares were excluded from the computation of diluted net income (loss) per share as the impact of including those shares would be anti-dilutive (in thousands):

	Year Ended December 31,
	2016	2015	2014
Preferred stock	—	—	54,841
Warrants	1,251	1,251	—
Outstanding stock options	8,981	12,631	11,328
Unvested restricted stock units	1,564	599	—
ESPP	—	79	—
Total	11,796	14,560	66,169

Note 24. Related Party Transactions

An individual who serves as one of the Company’s directors has direct and indirect ownership interests in Enphase Energy, Inc. (“Enphase”). For the years ended December 31, 2016, 2015 and 2014, the Company recorded $19.9 million, $11.9 million and $8.9 million, respectively, in purchases from Enphase and had outstanding payables to Enphase of $0.4 million and $0.7 million as of December 31, 2016 and 2015, respectively.

An individual who serves as one of the Company’s directors is also a director of Aquion, Inc. For the year ended December 31, 2016, the Company recorded $0.4 million, in purchases from Aquion, Inc. and had a de minimis amount of outstanding payables as of December 31, 2016. Prior to January 1, 2016, the Company did not make purchases from Aquion, Inc.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

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

In connection with that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective and designed to provide reasonable assurance that the information required to be disclosed is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms as of December 31, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15I and 15d-15I under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our management used the Committee of Sponsoring Organizations of the Treadway Commission Internal Control - Integrated Framework (2013), or the COSO framework, to evaluate the effectiveness of internal control over financial reporting. Management believes that the COSO framework is a suitable framework for its evaluation of financial reporting because it is free from bias, permits reasonably consistent qualitative and quantitative measurements of our internal control over financial reporting, is sufficiently complete so that those relevant factors that would alter a conclusion about the effectiveness of our internal control over financial reporting are not omitted and is relevant to an evaluation of internal control over financial reporting.

Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2016 and has concluded that such internal control over financial reporting is effective.

Attestation Report of the Registered Public Accounting Firm on Internal Control over Financial Reporting

This Annual Report does not include an attestation report of our independent registered public accounting firm on our internal control over financial reporting due to a transition period established by the rules of the SEC for newly public companies and due to exemptions available to us as an “emerging growth company,” as defined by the JOBS Act.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item 10 of Form 10-K will be set forth in our proxy statement to be filed with the SEC in connection with the solicitation of proxies for our 2017 Annual Meeting of Stockholders (“Proxy Statement”) and is incorporated herein by reference. The Proxy Statement will be filed with the SEC within 120 days after the year-end of the fiscal year which this report relates.

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

Sunrun Inc.

Date: March 8, 2017	By:	/s/ Lynn Jurich
Lynn Jurich
Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Lynn Jurich	Chief Executive Officer and Director (Principal Executive Officer)	March 8, 2017
Lynn Jurich

/s/ Robert Komin	Chief Financial Officer (Principal Accounting and Financial Officer)	March 8, 2017
Robert Komin

/s/ Edward Fenster	Chairman and Director	March 8, 2017
Edward Fenster

/s/ Steve Vassallo	Director	March 8, 2017
Steve Vassallo

/s/ Richard Wong	Director	March 8, 2017
Richard Wong

/s/ Gerald Risk	Director	March 8, 2017
Gerald Risk

/s/ Jameson McJunkin	Director	March 8, 2017
Jameson McJunkin

/s/ Katherine August-deWilde	Director	March 8, 2017
Katherine August-deWilde

/s/ Leslie Dach	Director	March 8, 2017
Leslie Dach

EXHIBIT INDEX

Exhibit		Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of the Registrant	10-Q	001-37511	3.1	9/15/15
3.2	Amended and Restated Bylaws of the Registrant	10-Q	001-37511	3.2	9/15/15
4.1	Form of common stock certificate of the Registrant	S-1	333-205217	4.1	6/25/15
4.2	Form of Warrant	8-K	001-37511	4.1	10/2/15
4.3	Tenth Amended and Restated Investors’ Rights Agreement among the Registrant and certain holders of its capital stock, dated as of March 31, 2015	S-1	333-205217	4.2	6/25/15
4.4	Shareholders Agreement among the Registrant and certain holders of its capital stock, dated as of April 1, 2015	S-1	333-205217	4.4	6/25/15
4.5	Form of Stock Issuance Agreement	S-1/A	333-205217	4.4	7/22/15
10.1+	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers	S-1	333-205217	10.1	6/25/15
10.2+	Sunrun Inc. 2015 Equity Incentive Plan and related form agreements	S-1/A	333-205217	10.2	7/22/15
10.3+	Sunrun Inc. 2015 Employee Stock Purchase Plan and related form agreements	S-1/A	333-205217	10.3	7/22/15
10.4+	Sunrun Inc. 2014 Equity Incentive Plan	S-1	333-205217	10.4	6/25/15
10.5+	Sunrun Inc. 2013 Equity Incentive Plan and related form agreements	S-1	333-205217	10.5	6/25/15
10.6+	Sunrun Inc. 2008 Equity Incentive Plan and related form agreements	S-1	333-205217	10.6	6/25/15
10.7+	Mainstream Energy Corporation 2009 Stock Plan	S-1	333-205217	10.7	6/25/15
10.8+	Sunrun Inc. Executive Incentive Compensation Plan	S-1	333-205217	10.8	6/25/15
10.9+	Key Employee Change in Control and Severance Plan and Summary Plan Description	S-1	333-205217	10.9	6/25/15
10.10+	Employment Letter between the Registrant and Lynn Jurich, dated as of May 8, 2015	S-1	333-205217	10.10	6/25/15
10.11+	Employment Letter between the Registrant and Edward Fenster, dated as of May 8, 2015	S-1	333-205217	10.11	6/25/15
10.12+	Employment Letter between the Registrant and Bob Komin, dated as of May 8, 2015	S-1	333-205217	10.12	6/25/15

Exhibit		Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

10.13+	Employment Letter between the Registrant and Thomas Holland, dated as of May 8, 2015	S-1	333-205217	10.13	6/25/15
10.14+	Employment Letter between the Registrant and Paul Winnowski, dated as of May 8, 2015	S-1	333-205217	10.14	6/25/15
10.15+	Board Services Agreement between the Registrant and Gerald Risk, dated as of February 1, 2014	S-1	333-205217	10.15	6/25/15
10.16	Agreement of Sublease between the Registrant and Visa U.S.A. Inc., dated as of April 1, 2013, as amended on April 29, 2013	S-1	333-205217	10.16	6/25/15
10.17¥	Credit Agreement among the Registrant, Credit Suisse Securities (USA) LLC and the other parties thereto, dated as of April 1, 2015	S-1	333-205217	10.17	6/25/15
10.18¥	Credit Agreement among Sunrun Aurora Portfolio 2014-A, LLC, Investec Bank PLC, Keybank National Association and the Lenders from time to time as party thereto, dated December 31, 2014	S-1	333-205217	10.18	6/25/15
10.19	Transition, Separation and General Release Agreement, dated December 7, 2015 between Tom Holland and Sunrun Inc	8-K	001-37511	10.1	12/8/15
10.20¥	Credit Agreement among Sunrun Hera Portfolio 2015-A, LLC, Investec Bank PLC (as Administrative Agent), Investec Bank PLC (as Issuing Bank) and the Lenders from time to time as party thereto, dated January 15, 2016	10-Q	001-37511	10.1	5/13/16
10.21¥	Amendment No. 2 to Credit Agreement among the Company, AEE Solar, Inc., Sunrun South LLC, Sunrun Installation Services Inc., Clean Energy Experts, LLC, each of the lenders identified on the signature pages thereto, Credit Suisse AG and Silicon Valley Bank, dated as of June 15, 2016	10-Q	001-37511	10.1	8/11/16
10.22¥	Incremental Facility Agreement among the Company, AEE Solar, Inc., Sunrun South LLC, Sunrun Installation Services Inc., Clean Energy Experts, LLC, Credit Suisse AG and Comerica Bank, dated as of July 21, 2016	10-Q	001-37511	10.2	8/11/16
10.23¥	First Amendment to Credit Agreement and Collateral Agency Agreement among Sunrun Hera Portfolio 2015-A, LLC, Investec Bank PLC (as administrative agent, issuing bank and as lender), each of the additional lenders identified on the signature pages thereto and Deutsche Bank Trust Company Americas, dated as of May 12, 2016	10-Q	001-37511	10.3	8/11/16

Exhibit		Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

10.24¥	Consent and Second Amendment to Credit Agreement among Sunrun Hera Portfolio 2015-A, LLC, Investec Bank PLC (as administrative agent, issuing bank and as lender) and each of the additional lenders identified on the signature pages thereto, dated of as June 29, 2016	10-Q	001-37511	10.4	8/11/16
10.25¥

Amendment No. 3 to Credit Agreement among the Company, AEE Solar, Inc., Sunrun South LLC, Sunrun Installation Services Inc., Clean Energy Experts, LLC, each of the lenders identified on the signature pages thereto, Credit Suisse AG and Silicon Valley Bank, dated as of December 2, 2016

10.26¥

Consent and Third Amendment to Credit Agreement and First Amendment to Cash Diversion and Commitment Fee Guaranty among the Company, Sunrun Hera Portfolio 2015-A, LLC, Investec Bank Plc (as administrative agent, issuing bank and as lender) and each of the additional lenders identified on the signature pages thereto, dated as of November 30, 2016

10.27¥

Consent and Fourth Amendment to Credit Agreement and First Amendment to Guaranty and Security Agreement among Sunrun Hera Portfolio 2015-A, LLC, Sunrun [*] Manager [*], LLC, Sunrun [*] Manager [*], LLC, Sunrun [*] Manager [*], LLC, Sunrun [*] Manager [*], LLC, Sunrun [*] Manager [*], LLC, Sunrun [*] Manager [*], LLC, Sunrun [*] Manager [*], LLC, Investec Bank Plc (as administrative agent, issuing bank and as lender), Deutsche Bank Trust Company Americas, and each of the additional lenders identified on the signature pages thereto, dated as of January 31, 2017

21.1	List of subsidiaries of the Registrant	S-1	333-205217	21.1	6/25/15
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1†	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Schema Linkbase Document

101.CAL	XBRL Taxonomy Definition Linkbase Document

Exhibit		Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

101.DEF	XBRL Taxonomy Calculation Linkbase Document

101.LAB	XBRL Taxonomy Labels Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

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