Form 10-Q
period 2017-03-31
Sunrun Inc.
filed 2017-05-10
CIK 1469367

ffedf

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definition of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☒

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐

			Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

As of May 8, 2017, the number of shares of the registrant’s common stock outstanding was 105,444,765.

Sunrun Inc.

Consolidated Balance Sheets

(In Thousands, Except Share Par Values)

	March 31, 2017	December 31, 2016
	(Unaudited)
Assets
Current assets:
Cash	$203,791	$206,364
Restricted cash	12,030	11,882
Accounts receivable (net of allowances for doubtful accounts of $1,088 and $1,166 as of March 31, 2017 and December 31, 2016, respectively)	54,065	60,258
State tax credits receivable	—	13,713
Inventories	59,603	67,326
Prepaid expenses and other current assets	11,585	9,802
Total current assets	341,074	369,345
Restricted cash	6,117	6,117
Solar energy systems, net	2,790,424	2,629,366
Property and equipment, net	44,925	48,471
Intangible assets, net	17,448	18,499
Goodwill	87,543	87,543
Prepaid tax asset	—	378,541
Other assets	31,497	34,936
Total assets (1)	$3,319,028	$3,572,818
Liabilities and total equity
Current liabilities:
Accounts payable	$65,520	$66,018
Distributions payable to noncontrolling interests and redeemable noncontrolling interests	11,157	10,654
Accrued expenses and other liabilities	48,675	59,261
Deferred revenue, current portion	74,284	70,849
Deferred grants, current portion	8,394	8,011
Capital lease obligations, current portion	9,198	10,015
Long-term non-recourse debt, current portion	15,797	14,153
Lease pass-through financing obligation, current portion	5,872	5,823
Total current liabilities	238,897	244,784
Deferred revenue, net of current portion	578,425	583,401
Deferred grants, net of current portion	224,217	226,893
Capital lease obligations, net of current portion	10,701	12,965
Recourse debt	247,400	244,000
Long-term non-recourse debt, net of current portion	686,078	639,870
Lease pass-through financing obligation, net of current portion	138,050	137,958
Other liabilities	5,646	5,457
Deferred tax liabilities	41,068	415,397
Total liabilities (1)	2,170,482	2,510,725
Commitments and contingencies (Note 13)
Redeemable noncontrolling interests	142,012	137,907
Stockholders’ equity:
Preferred stock, $0.0001 par value—authorized, 200,000 shares as of March 31, 2017 and December 31, 2016; no shares issued and outstanding as of March 31, 2017 and December 31, 2016	—	—
Common stock, $0.0001 par value—authorized, 2,000,000 shares as of March 31, 2017 and December 31, 2016; issued and outstanding, 104,643 and 104,321 shares as of March 31, 2017 and December 31, 2016, respectively	10	10
Additional paid-in capital	672,896	668,076
Accumulated other comprehensive income	236	437
Retained earnings	20,161	4,438
Total stockholders’ equity	693,303	672,961
Noncontrolling interests	313,231	251,225
Total equity	1,006,534	924,186
Total liabilities, redeemable noncontrolling interests and total equity	$3,319,028	$3,572,818

(1)

The Company’s consolidated assets as of March 31, 2017 and December 31, 2016 include $2,224,280 and $2,065,232, respectively, in assets of variable interest entities, or “VIEs”, that can only be used to settle obligations of the VIEs. Solar energy systems, net, as of March 31, 2017 and December 31, 2016 were $2,083,079 and $1,920,330, respectively; cash as of March 31, 2017 and December 31, 2016 were $114,974 and $120,728, respectively; restricted cash as of March 31, 2017 and December 31, 2016 were $1,631 and $1,680, respectively; accounts receivable, net as of March 31, 2017 and December 31, 2016 were $22,916 and $20,771, respectively; prepaid expenses and other current assets as of March 31, 2017 and December 31, 2016 were $202 and $242, respectively and other assets as of March 31, 2017 and December 31, 2016 were $1,478 and $1,481, respectively. The Company’s consolidated liabilities as of March 31, 2017 and December 31, 2016 include $638,951 and $617,011, respectively, in liabilities of VIEs whose creditors have no recourse to the Company. These liabilities include accounts payable as of March 31, 2017 and December 31, 2016 of $22,564 and $14,873, respectively; distributions payable to noncontrolling interests and redeemable noncontrolling interests as of March 31, 2017 and December 31, 2016 of $11,157 and $10,654, respectively; accrued expenses and other liabilities as of March 31, 2017 and December 31, 2016 of $1,600 and $782, respectively; deferred revenue as of March 31, 2017 and December 31, 2016 of $433,804 and $422,685, respectively; deferred grants as of March 31, 2017 and December 31, 2016 of $108,088 and $109,034, respectively; and long-term non-recourse debt as of March 31, 2017 and December 31, 2016 of $61,738 and $58,983, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

Sunrun Inc.

Consolidated Statements of Operations

(In Thousands, Except Per Share Amounts)

(Unaudited)

	Three Months Ended March 31,
	2017	2016
Revenue:
Operating leases and incentives	$48,098	$34,540
Solar energy systems and product sales	56,019	64,203
Total revenue	104,117	98,743
Operating expenses:
Cost of operating leases and incentives	44,336	38,100
Cost of solar energy systems and product sales	49,431	57,512
Sales and marketing	31,676	43,188
Research and development	2,996	2,463
General and administrative	24,621	23,248
Amortization of intangible assets	1,051	1,052
Total operating expenses	154,111	165,563
Loss from operations	(49,994)	(66,820)
Interest expense, net	15,277	11,515
Other expenses (income), net	475	(532)
Loss before income taxes	(65,746)	(77,803)
Income tax expense	7,338	—
Net loss	(73,084)	(77,803)
Net loss attributable to noncontrolling interests and redeemable noncontrolling interests	(85,811)	(90,937)
Net income available to common stockholders	$12,727	$13,134

Net income per share available to common stockholders
Basic	$0.12	$0.13
Diluted	$0.12	$0.13
Weighted average shares used to compute net income per share available to common stockholders
Basic	104,038	101,273
Diluted	106,469	104,219

The accompanying notes are an integral part of these consolidated financial statements.

Sunrun Inc.

Consolidated Statements of Comprehensive Income

(In Thousands)

(Unaudited)

	Three Months Ended March 31,
	2017	2016
Net income attributable to common stockholders	$12,727	$13,134
Other comprehensive income:
Unrealized loss on derivatives, net of income taxes	(764)	(5,798)
Less: Interest expense on derivatives recognized into earnings, net of income taxes	(563)	(525)
Comprehensive income	$12,526	$7,861

Sunrun Inc.

Consolidated Statements of Cash Flows

(In Thousands)

(Unaudited)

	Three Months Ended March 31,
	2017	2016
Operating activities:
Net loss	$(73,084)	$(77,803)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization, net of amortization of deferred grants	31,710	21,596
Deferred income taxes	7,337	—
Stock-based compensation expense	5,874	3,809
Noncash interest expense	5,931	3,502
Interest on lease pass-through financing obligations	2,961	3,002
Reduction in lease pass-through financing obligations	(4,546)	(4,236)
Other noncash losses and expenses	2,898	1,657
Changes in operating assets and liabilities:
Accounts receivable	6,362	3,595
Inventories	7,723	(23,314)
Prepaid and other assets	(1,441)	(4,355)
Accounts payable	(4,357)	(10,103)
Accrued expenses and other liabilities	(15,445)	(317)
Deferred revenue	(1,030)	5,572
Net cash used in operating activities	(29,107)	(77,395)

Investing activities:
Payments for the costs of solar energy systems, leased and to be leased	(168,149)	(164,629)
Purchases of property and equipment	(2,610)	(5,023)
Net cash used in investing activities	(170,759)	(169,652)

Financing activities:
Proceeds from state tax credits, net of recapture	13,388	9,202
Proceeds from issuance of recourse debt	57,400	141,000
Repayment of recourse debt	(54,000)	(147,000)
Proceeds from issuance of non-recourse debt	38,225	106,400
Repayment of non-recourse debt	(4,904)	(2,160)
Payment of debt fees	—	(9,369)
Proceeds from lease pass-through financing obligations	1,448	9,746
Contributions received from noncontrolling interests and redeemable noncontrolling interests	162,565	154,944
Distributions paid to noncontrolling interests and redeemable noncontrolling interests	(12,887)	(9,986)
(Payments) proceeds from exercises of stock options, net of withholding taxes on restricted stock units	(1,067)	452
Offering costs paid related to initial public offering	—	(437)
Payment of capital lease obligations	(2,749)	(3,115)
Change in restricted cash	(126)	1,819
Net cash provided by financing activities	197,293	251,496

Net change in cash	(2,573)	4,449
Cash, beginning of period	206,364	203,864
Cash, end of period	$203,791	$208,313

Supplemental disclosures of cash flow information
Cash paid for interest	$9,347	$4,681

Supplemental disclosures of noncash investing and financing activities
Purchases of solar energy systems and property and equipment included in accounts payable and accrued expenses	$22,468	$15,769
Purchases of solar energy systems included in non-recourse debt	$12,873	$—
Distributions payable to noncontrolling interests and redeemable noncontrolling interests	$11,157	$7,368
Vehicles acquired under capital leases	$76	$7,318

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

Sunrun acquires customers directly and through relationships with various solar and strategic partners (“Partners”). The Projects are constructed either by Sunrun or by Sunrun’s Partners and are owned by the Company. Sunrun’s customers enter into a power purchase agreement (“PPA”) or a lease (each, a “Customer Agreement”) which typically has a term of 20 years. Sunrun monitors, maintains and insures the Projects. The Company also sells solar energy systems and products, such as panels and racking and solar leads generated to customers.

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

Note 2. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. As such, these unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s annual report on Form 10-K for the year ended December 31, 2016. The unaudited consolidated financial statements are prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments (all of which are considered of normal recurring nature) considered necessary to present fairly the Company’s financial results. The results of the three months ended March 30, 2017 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2017 or other future periods.

The consolidated financial statements reflect the accounts and operations of the Company and those of its subsidiaries, including Funds, in which the Company has a controlling financial interest. The typical condition for a controlling financial interest ownership is holding a majority of the voting interests of an entity. However, a controlling financial interest may also exist in entities, such as variable interest entities (“VIEs”), through arrangements that do not involve controlling voting interests. In accordance with the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification Topic 810 (“ASC 810”) Consolidation, the Company consolidates any VIE of which it is the primary beneficiary. The primary beneficiary, as defined in ASC 810, is the party that has (1) the power to direct the activities of a VIE that most significantly impact the VIE’s economic performance and (2) the obligation to absorb the losses of the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE. The Company evaluates its relationships with its VIEs on an ongoing basis to determine whether it continues to be the primary beneficiary. The consolidated financial statements reflect the assets and liabilities of VIEs that are consolidated. All intercompany transactions and balances have been eliminated in consolidation.

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

Revenues from external customers (including, but not limited to homeowners) for each group of similar products and services are as follows (in thousands):

	Three Months Ended March 31,
	2017	2016
Operating leases	$35,062	$25,327
Incentives	13,036	9,213
Operating leases and incentives	48,098	34,540

Solar energy systems	20,619	30,192
Products	35,400	34,011
Solar energy systems and product sales	56,019	64,203
Total revenue	$104,117	$98,743

Fair Value of Financial Instruments

The Company defines fair value as the exchange price that would be received for an asset or an exit price that would be paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The Company uses valuation approaches to measure fair value that maximize the use of observable inputs and minimize the use of unobservable inputs. The FASB establishes a three-tier fair value hierarchy for disclosure of fair value measurements as follows:

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

Recently Issued Accounting Standards

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09 Revenue from Contracts with Customers (Topic 606), to replace the existing revenue recognition criteria for contracts with customers and to establish the disclosure requirements for revenue from contracts with customers. The core principle of this standard is to recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. The FASB has issued several updates to the standard which (i) clarify the application of the principal versus agent guidance; (ii) clarify the guidance relating to performance obligations and licensing; and (iii) clarify assessment of the collectability criterion, presentation of sales taxes, measurement date for non-cash consideration and completed contracts at transition. This ASU is effective for the Company for annual reporting periods beginning after December 15, 2017 including the interim reporting periods within that fiscal year. Adoption of this ASU is either retrospective to each prior period presented or retrospective with a cumulative adjustment to retained earnings or accumulated deficit as of the adoption date. The Company is evaluating whether certain of its Customer Agreements will no longer meet the definition of a lease under ASU 842, Leases, and whether such arrangements would then need to be accounted for under ASC 606. The Company is continuing to assess the impact of such a change, as well as other potential impacts of the standard on its various revenue streams, including Customer Agreements. The Company has a project plan in place to meet the requirements of this standard using internal resources by the effective date. The Company has completed its initial assessment and is currently performing contract reviews and developing a preliminary accounting policy.

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

In March 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation. The new guidance requires all income tax effects of awards to be recognized in the income statement when the awards vest or are settled. It also requires the Company to make an accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures as they occur. The Company adopted the new ASU effective January 1, 2017. The Company elected to continue to estimate the number of awards that are expected to vest. Upon the adoption, deferred tax liabilities decreased by $3.3 million, and retained earnings increased by $3.3 million as of January 1, 2017.

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

In October 2016, the FASB issued ASU 2016-16, Intra-Entity Transfers of Assets Other Than Inventory, which requires entities to recognize income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. As a result, a reporting entity will recognize the tax expense from the sale of assets in the seller’s tax jurisdiction when the transfer occurs, even though the pre-tax effects of the transaction are eliminated in the consolidated financial statements. Any deferred tax asset that arises in the buyer’s jurisdiction will also be recognized at the time of the transfer. The Company adopted the standard effective January 1, 2017. As the Company sells solar energy systems to Funds, the Company will record the current tax effects of the gain on such sales as well as a deferred tax asset related to the Company’s increased tax basis in the partnership as a result of such sales. As a result of the adoption, the Company reversed net prepaid tax assets of $378.5 million, recognized gross deferred tax assets of $378.2 million and recorded a cumulative adjustment decreasing retained earnings by $0.3 million as of January 1, 2017.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230), Restricted Cash, which require a statement of cash flows to present the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash and restricted cash equivalents. This ASU is effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years. Early adoption is permitted. Adoption of this ASU is applied using a retrospective approach. As a result, the Company will no longer present transfers between cash and restricted cash in the consolidated cash flow statements upon adoption in the first quarter of 2018.

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

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805), Clarifying the Definition of a Business, to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions of assets or businesses. The amendments in this update provide a screen to determine when a set of operations is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. This screen reduces the number of transactions that need to be further evaluated. The Company early adopted the new ASU effective January 1, 2017 on a prospective basis.

Note 3. Fair Value Measurement

At March 31, 2017 and December 31, 2016, the carrying value of receivables, accounts payable, accrued expenses and distributions payable to noncontrolling interests approximates fair value due to their short-term nature. The carrying values and fair values of debt instruments are as follows (in thousands):

	March 31, 2017		December 31, 2016
	Carrying Value	Fair Value	Carrying Value	Fair Value
Lines of credit	$526,300	$526,300	$489,200	$489,200
Syndicated term loans	189,163	189,165	189,989	189,989
Bank term loans	96,258	95,450	81,307	80,542
Note payable	37,363	36,404	36,232	35,396
Solar asset-backed notes	100,191	104,599	101,295	102,869
Total	$949,275	$951,918	$898,023	$897,996

At March 31, 2017 and December 31, 2016, the fair value of the Company’s lines of credit, syndicated term loans and certain bank term loans approximate their carrying values because their interest rates are variable rates that approximate rates currently available to the Company. At March 31, 2017 and December 31, 2016, the fair value of the Company’s other debt instruments are based on rates currently offered for debt with similar maturities and terms. The Company’s fair value of the debt instruments fell under the Level 3 hierarchy. These valuation approaches involve some level of management estimation and judgment, the degree of which is dependent on the price transparency for the instruments or market.

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

At March 31, 2017 and December 31, 2016, financial instruments measured at fair value on a recurring basis, based upon the fair value hierarchy are as follows (in thousands):

	March 31, 2017
	Level 1	Level 2	Level 3	Total
Derivative assets:
Interest rate swaps	$—	$804	$—	$804
Total	$—	$804	$—	$804

Derivative liabilities:
Warrants	$—	$—	$27	$27
Total	$—	$—	$27	$27

	December 31, 2016
	Level 1	Level 2	Level 3	Total
Derivative assets:
Interest rate swaps	$—	$1,632	$—	$1,632
Total	$—	$1,632	$—	$1,632

Derivative liabilities:
Warrants	$—	$—	$20	$20
Total	$—	$—	$20	$20

Note 4. Inventories

Inventories consist of the following (in thousands):

	March 31, 2017	December 31, 2016
Raw materials	$56,290	$62,037
Work-in-process	3,313	5,289
Total	$59,603	$67,326

Note 5. Solar Energy Systems, net

Solar energy systems, net consists of the following (in thousands):

	March 31, 2017	December 31, 2016
Solar energy system equipment costs	$2,637,668	$2,459,856
Inverters	275,267	260,011
Initial direct costs	125,980	117,587
Total solar energy systems	3,038,915	2,837,454
Less: accumulated depreciation and amortization	(330,427)	(303,305)
Add: construction-in-progress	81,936	95,217
Total solar energy systems, net	$2,790,424	$2,629,366

All solar energy systems, construction-in-progress and inverters have been leased to or are subject to signed Customer Agreements with customers. The Company recorded depreciation expense related to solar energy systems of $27.6 million and $20.4 million for the three months ended March 31, 2017 and 2016, respectively. The depreciation expense was reduced by the amortization of deferred grants of $2.0 million and $4.0 million for the three months ended March 31, 2017 and 2016, respectively.

Note 6. Indebtedness

As of March 31, 2017, debt consisted of the following (in thousands, except percentages):

				Unused	Annual
	Carrying Values, net of			Borrowing	Contractual	Interest	Maturity
	debt discount			Capacity	Interest Rate	Rate	Date
	Current	Long Term	Total
Recourse debt:
Bank line of credit	$—	$247,400	$247,400	$6	Varies (1)	4.19% - 6.25%	April 2018
Total recourse debt	$—	$247,400	$247,400	$6

Non-recourse debt:
Line of credit (Aggregation Facility)	—	278,900	278,900	5,200	Varies (2)	3.35% - 3.54%	December 2020
Term Loan A	575	145,854	146,429	5,000	LIBOR + 2.75%	3.79%	December 2021
Bank term loans due in September 2022	1,504	33,015	34,519	—	LIBOR + 2.25%	3.03%	September 2022
					LIBOR + 3.00%	4.03%	September 2022
Bank term loan due in April 2022	1,372	25,886	27,258	—	4.50%	4.50%	April 2022
Solar asset-backed notes	3,789	96,402	100,191	—	4.40% - Class A	4.40%	July 2024
					5.38% - Class B	5.38%	July 2024
Term Loan and Term Loan B	116	42,618	42,734	—	LIBOR + 5.00%	6.04%	December 2020 and 2021
Bank term loan due in July 2021	8,441	26,040	34,481	—	Varies (3)	6.55% - 10.05%	July 2021
Note payable	—	37,363	37,363	—	12.00%	12.00%	December 2018
Total non-recourse debt	15,797	686,078	701,875	10,200
Total debt	$15,797	$933,478	$949,275	$10,206

As of December 31, 2016, debt consisted of the following (in thousands, except percentages):

				Unused	Annual
	Carrying Values, net of			Borrowing	Contractual	Interest	Maturity
	debt discount			Capacity	Interest Rate	Rate	Date
	Current	Long Term	Total
Recourse debt:
Bank line of credit	$—	$244,000	$244,000	$3,406	Varies (1)	3.96% - 5.75%	April 2018
Total recourse debt	$—	$244,000	$244,000	$3,406

Non-recourse debt:
Line of credit (Aggregation Facility)	—	245,200	245,200	9,300	Varies (2)	2.93% - 3.39%	December 2020
Term Loan A	616	146,387	147,003	5,000	LIBOR + 2.75%	3.64%	December 2021
Bank term loan due in September 2022	1,074	21,249	22,323	—	LIBOR + 2.25%	2.86%	September 2022
Bank term loan due in April 2022	1,331	26,565	27,896	—	4.50%	4.50%	April 2022
Solar asset-backed notes	3,730	97,565	101,295	—	4.40% - Class A	4.40%	July 2024
					5.38% - Class B	5.38%	July 2024
Term Loan and Term Loan B	116	42,870	42,986	—	LIBOR + 5.00%	6.00%	December 2020 December 2021
Bank term loan due in July 2021	7,286	23,802	31,088	1,032	Varies (3)	6.25% - 9.94%	July 2021
Note payable	—	36,232	36,232	—	12.00%	12.00%	December 2018
Total non-recourse debt	14,153	639,870	654,023	15,332
Total debt	$14,153	$883,870	$898,023	$18,738

(1)	Loans under the facility bear interest at LIBOR + 3.25% or the Base Rate + 2.25%. The Base Rate is the highest of the Federal Funds Rate + 0.50%, the Prime Rate, or LIBOR + 1.00%.

(2)	Loans under the facility bear interest at LIBOR + 2.50% for the initial three-year revolving availability period, stepping up to LIBOR + 2.75% in the following two-year period.
(3)	Loans under the facility bear interest at LIBOR + 5.50% for contracted SRECs and LIBOR + 9.00% for uncontracted SRECs.

Bank Line of Credit

The Company has outstanding borrowings under a syndicated working capital facility with banks for a total commitment of up to $250.0 million. The working capital facility is secured by substantially all of the unencumbered assets of the Company, as well as ownership interests in certain subsidiaries of the Company.

Under the terms of the working capital facility, the Company is required to meet various restrictive covenants, including meeting certain reporting requirements, such as the completion and presentation of audited consolidated financial statements. The Company is also required to maintain minimum unencumbered liquidity of at least $25.0 million in the aggregate as of the last day of each calendar month. The Company is further required to maintain a modified interest coverage ratio of 2.00 or greater, measured quarterly as of the last day of each quarter. The Company was in compliance with all debt covenants as of March 31, 2017.

As of March 31, 2017, the balance under this facility was $247.4 million with a maturity date in April 2018. As of March 31, 2017, the Company’s cash balance was $203.8 million and as such, does not currently have the funds required to fully repay the debt. As this facility has a three year term, the Company has only recently started to negotiate refinancing options and plans to extend the maturity date of the facility. Although there is no assurance that the Company will be able to do so, the Company believes that it is probable that it will be able to extend or otherwise refinance the facility prior to maturity.

Syndicated Credit Facilities

During 2016, certain subsidiaries of the Company entered into secured credit facilities agreements, as amended, with a syndicate of banks for up to $340.0 million in committed facilities. The facilities include a $310.0 million aggregation facility (“Aggregation Facility”), a $23.0 million term loan (“Term Loan”) and a $7.0 million letter of credit facility.

The facilities are non-recourse to the Company and are secured by net cash flows of certain subsidiaries from Customer Agreements, less certain operating, maintenance and other expenses which are available to the borrowers after distributions to tax equity investors. The facilities contain customary covenants including the requirement to maintain certain financial measurements and provide lender reporting. The credit facilities also contain certain provisions in the event of default which entitle lenders to take certain actions including acceleration of amounts due under the facilities. The Company was in compliance with all debt covenants as of March 31, 2017.

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

The Company is required to maintain certain financial measurements and reporting covenants under the terms of the credit facilities. The Company was in compliance with the credit facility covenants as of March 31, 2017.

Bank Term Loans

As of March 2017, a subsidiary of the Company owes $12.9 million on a non-recourse loan. The loan is secured by substantially all of the assets of a subsidiary including this subsidiary’s membership interests and assets in its investment funds. The loan contains certain provisions in the event of default which entitles the lender to take certain actions including acceleration of amounts due under the loan. The Company was in compliance with all debt covenants as of March 31, 2017.

A subsidiary of the Company has borrowings under a $35.3 million secured credit agreement, as amended. The facility is non-recourse to the Company and is secured by substantially all of the assets of the subsidiary, including its rights in and the net cash flows from the generation of contracted and uncontracted solar renewable energy credits (“SRECs”) by certain subsidiaries. The facility contains customary covenants including the requirement to provide lender reporting. The Company guarantees the delivery of SRECs on the subsidiary’s underlying contracts in the event of a delivery shortfall pursuant to the SREC contracts with counterparties. The Company does not guarantee payments of principal or interest on the loan. The credit facility also contains certain provisions in the event of default which entitles the lender to take certain actions including acceleration of amounts due under the facilities. The Company was in compliance with all debt covenants as of March 31, 2017.

In March 2016, a subsidiary of the Company entered into a $24.5 million secured, non-recourse loan agreement. The loan will be repaid through cashflows from a lease pass-through arrangement previously entered into by the Company. The loan agreement contains customary covenants including the requirement to maintain certain financial measurements and provide lender reporting. The loan also contains certain provisions in the event of default which entitles the lender to take certain actions including acceleration of amounts due under the loan. The Company was in compliance with all debt covenants as of March 31, 2017.

In December 2013, a subsidiary of the Company entered into an agreement for a term loan of $38.0 million. The proceeds of this term loan were distributed to the members of this subsidiary, including the Company. The loan is secured by the assets and related cash flow of this subsidiary and is non-recourse to the Company’s other assets. The Company was in compliance with all debt covenants as of March 31, 2017.

Notes Payable

In December 2013, a subsidiary of the Company entered into a note purchase agreement with an investor for the issuance of senior notes in exchange for proceeds of $27.2 million. The loan proceeds were distributed to the Company for general corporate purposes. On the last business day of each quarter, commencing with March 31, 2014, to the extent the Company’s subsidiary has insufficient funds to pay the full amount of the stated interest of the outstanding loan balance, a payment-in-kind (“PIK”) interest rate of 12% is accrued and added to the outstanding balance. As of March 31, 2017 and December 31, 2016, the portion of the outstanding loan balance that related to PIK interest was $10.6 million and $9.5 million, respectively. The senior notes are secured by the assets and related cash flows of certain of the Company’s subsidiaries and are non-recourse to the Company’s other assets. The entire outstanding principal balance is payable in full on the December 2018 maturity date. The Company was in compliance with all debt covenants as of March 31, 2017.

Solar Asset-Backed Notes

In July 2015, the Company entered into a securitization transaction pursuant to which the Company pooled and transferred qualifying solar energy systems and related lease agreements secured by associated customer contracts (“Solar Assets”) into a special purpose entity (“Issuer”), and issued $100.0 million in aggregate principal of Solar Asset-Backed Notes, Series 2015-1, Class A, and $11.0 million in aggregate principal of Solar Asset-Backed Notes, Class B, backed by these Solar Assets to certain investors (“Notes”). The Issuer is wholly owned by the Company and is consolidated in the Company’s financial statements. Accordingly, the Company did not recognize a gain or loss on the transfer of these assets. As of March 31, 2017 and December 31, 2016, these Solar Assets had a carrying value of $179.7 million and $181.8 million, respectively, and are included under solar energy systems, net, in the consolidated balance sheets. The Notes were issued at a discount of 0.08%.

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

The modified lease-pass through arrangements require the majority of the cash flows generated by the Solar Assets to be passed on to the Issuer through monthly lease payments from the Fund investor. Those cash flows are used to service the monthly principal of the Notes and interest payments and satisfy the Issuer’s expenses, and any residual cash flows are retained by the Fund investor and recorded as a reduction in the remaining financing obligation. The Company recognizes revenue earned from the associated Customer Agreements in accordance with the Company’s revenue recognition policy. The assets and cash flows generated by the Solar Assets are not available to the other creditors of the Company, and the creditors of the Issuer, including the Note holders, have no recourse to the Company’s other assets. The Company was in compliance with all debt covenants as of March 31, 2017.

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

The interest rate swaps have been designated as cash flow hedges. The credit risk adjustment associated with these swaps is the risk of non-performance by the counterparties to the contracts. In the three months ended March 31, 2017, the hedge relationships on the Company’s interest rate swaps have been assessed as highly effective as the critical terms of the interest rate swaps match the critical terms of the underlying forecasted hedged transactions. Accordingly, changes in the fair value of these derivatives are recorded as a component of accumulated other comprehensive income, net of income taxes. Changes in the fair value of these derivatives are subsequently reclassified into earnings, and are included in interest expense, net in the Company’s statements of operations, in the period that the hedged forecasted transactions affects earnings.

The Company recorded an unrealized loss of $0.8 million and $5.8 million for the three months ended March 31, 2017 and 2016, respectively, net of applicable tax expense of $0.5 million and $0.0 million, respectively. The Company recognized interest expense on derivatives into earnings of $0.6 million and $0.5 million for the three months ended March 31, 2017 and 2016, respectively, net of tax expense of $0.4 million and $0.0 million, respectively. During the next twelve months, the Company estimates that an additional $1.2 million will be reclassified as an increase to interest expense. There were no undesignated derivative instruments recorded by the Company as of March 31, 2017.

At March 31, 2017, the Company had designated derivative instruments classified as derivative assets as reported in other assets of $2.3 million and derivative liabilities as reported in other liabilities of $1.5 million in the Company’s balance sheet. At December 31, 2016, the Company had designated derivative instruments classified as derivative assets as reported in other assets of $1.6 million in the Company’s balance sheet. At March 31, 2017, the Company had the following derivative instruments (in thousands, other than quantity and interest rates):

Type	Quantity	Maturity Dates	Hedge Interest Rates	Notional Amount	Fair Market Value
Interest rate swap	1	8/31/2022	1.27% - 1.29%	$17,036	$378
Interest rate swap	1	9/30/2022	2.37%	$12,610	$(182)
Interest rate swaps	2	10/31/2024	2.62% - 2.69%	$62,633	$(671)
Interest rate swaps	4	10/31/2028	2.17% - 2.18%	$125,276	$1,084
Interest rate swap	1	9/30/2031	3.23%	$9,905	$(170)
Interest rate swaps	5	7/31/2034	2.48% - 3.04%	$144,379	$365

Note 8. Lease Pass-Through Financing Obligations

The Company has five ongoing transactions referred to as “lease pass-through arrangements.” Under lease pass-through arrangements, the Company leases solar energy systems to Fund investors under a master lease agreement, and these investors in turn are assigned the leases with customers. The Company receives all of the value attributable to the accelerated tax depreciation and some or all of the value attributable to the other incentives. The Company assigns to the Fund investors the value attributable to the investment tax credit (“ITC”) and, for the duration of the master lease term, the long-term recurring customer payments. Given the assignment of the operating cash flows, these arrangements are accounted for as financing obligations. In addition, in one of the lease pass-through structures, the Company sold, as well as leased, solar energy systems to a Fund investor under a master purchase agreement. As the substantial risks and rewards in the underlying solar energy systems were retained by the Company, this arrangement was also accounted for as a financing obligation.

Under these lease pass-through arrangements, wholly owned subsidiaries of the Company finance the cost of solar energy systems with investors for an initial term of 20 – 25 years. The solar energy systems are subject to Customer Agreements with an initial term not exceeding 20 years. These solar energy systems are reported under the line item solar energy systems, net in the consolidated balance sheets. As of March 31, 2017 and December 31, 2016, the cost of the solar energy systems placed in service under the lease pass-through arrangements was $494.7 million and $494.9 million, respectively. The accumulated depreciation related to these assets as of March 31, 2017 and December 31, 2016 was $55.4 million and $50.8 million, respectively.

In September 2015, the Company entered into a lease pass-through arrangement and in connection with this arrangement, the Company agreed to defer a portion (up to 25%) of the amounts required to be paid upfront under the arrangement through a loan between an indirectly wholly owned subsidiary of the Company and a subsidiary of the Fund investor. The term loan agreement is for an aggregate amount up to $25.0 million. The loan is collateralized by the related cash flows assigned to the Fund investor. There is a legal right to offset the loan if an event of default has occurred. Therefore, the lease pass-through financing obligation related to this arrangement is recorded net of the loan. As of March 31, 2017 and December 31, 2016, the loan amount was $22.6 million and $23.2 million, respectively.

Note 9. VIE Arrangements

The Company consolidated various VIEs at March 31, 2017 and December 31, 2016. The carrying amounts and classification of the VIEs’ assets and liabilities included in the consolidated balance sheets are as follows (in thousands):

	March 31, 2017	December 31, 2016
Assets
Current assets
Cash	$114,974	$120,728
Restricted cash	1,631	1,680
Accounts receivable, net	22,916	20,771
Prepaid expenses and other current assets	202	242
Total current assets	139,723	143,421
Solar energy systems, net	2,083,079	1,920,330
Other assets	1,478	1,481
Total assets	$2,224,280	$2,065,232

Liabilities
Current liabilities
Accounts payable	$22,564	$14,873
Distributions payable to noncontrolling interests and redeemable noncontrolling interests	11,157	10,654
Accrued expenses and other liabilities	1,600	782
Deferred revenue, current portion	28,593	25,827
Deferred grants, current portion	3,641	3,644
Long-term non-recourse debt, current portion	9,813	8,616
Total current liabilities	77,368	64,396
Deferred revenue, net of current portion	405,211	396,858
Deferred grants, net of current portion	104,447	105,390
Long-term non-recourse debt, net of current portion	51,925	50,367
Total liabilities	$638,951	$617,011

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

Note 10. Redeemable Noncontrolling Interests and Equity

The changes in redeemable noncontrolling interests, total stockholders’ equity and noncontrolling interests were as follows (in thousands):

	Redeemable Noncontrolling Interests	Total Stockholders' Equity	Noncontrolling Interests	Total Equity
Balance − January 1, 2017	$137,907	$672,961	$251,225	$924,186
Exercise of stock options	—	101	—	101
Issuance of restricted stock units, net of tax withholdings	—	(1,168)	—	(1,168)
Stock based compensation	—	5,887	—	5,887
Contributions from noncontrolling interests and redeemable noncontrolling interests	35,168	—	130,144	130,144
Distributions to noncontrolling interests and redeemable noncontrolling interests	(3,843)	—	(9,547)	(9,547)
Cumulative effect of adoption of new ASUs	—	2,996	—	2,996
Net income (loss)	(27,220)	12,727	(58,591)	(45,864)
Other comprehensive loss, net of taxes	—	(201)	—	(201)
Balance − March 31, 2017	$142,012	$693,303	$313,231	$1,006,534

The carrying value of redeemable noncontrolling interests was greater than the redemption value except for five and four Funds at March 31, 2017 and December 31, 2016, respectively, where the carrying value has been adjusted to the redemption value.

Note 11. Stock-Based Compensation

Stock Options

The following table summarizes the activity for all stock options under all of the Company’s equity incentive plans for the three months ended March 31, 2017 (shares in thousands):

			Weighted
		Weighted	Average	Aggregate
	Number	Average	Remaining	Intrinsic
	of Options	Exercise Price	Contractual Life	Value
Outstanding at January 1, 2017	12,897	$5.94	7.49
Granted	4,269	5.00
Exercised	(41)	1.96
Cancelled / forfeited	(118)	8.87
Outstanding at March 31, 2017	17,007	$5.70	7.94	$11,677

Options vested and exercisable at March 31, 2017	7,581	$5.24	6.42	$9,392

Restricted Stock Units

The following table summarizes the activity for all restricted stock units (“RSUs”) under all of the Company’s equity incentive plans for the three months ended March 31, 2017 (shares in thousands):

		Weighted
		Average
	Number	Grant Date
	of Awards	Fair Value
Unvested balance at January 1, 2017	4,106	$6.87
Granted	2,534	5.00
Issued	(281)	5.63
Cancelled / forfeited	(275)	5.58
Unvested balance at March 31, 2017	6,084	$6.20

Employee Stock Purchase Plan

Under the Company’s 2015 Employee Stock Purchase Plan (“ESPP”), eligible employees are offered shares bi-annually through two six month offering periods, which begin on the first trading day on or after May 15 and November 15 of each year. Employees may purchase a limited number of shares of the Company’s common stock via regular payroll deductions at a discount of 15% of the lower of the fair market value of the Company’s common stock on the first trading date of each offering period or on the exercise date. Employees may deduct up to 15% of payroll, with a cap of $25,000 of fair market value of shares in any calendar year and 2,000 shares per employee per offering period.

Stock-Based Compensation Expense

The Company recognized stock-based compensation expense, including ESPP expenses, in the consolidated statements of operations as follows (in thousands):

	Three Months Ended March 31,
	2017	2016
Cost of operating leases and incentives	$751	$207
Cost of solar energy systems and product sales	114	81
Sales and marketing	1,917	1,618
Research and development	149	97
General and administration	2,943	1,806
Total	$5,874	$3,809

Note 12. Income Taxes

The income tax expense rate for the three months ended March 31, 2017 and 2016 was (11.2)% and 0.0%, respectively. The differences between the actual consolidated effective income tax rate and the U.S. federal statutory rate were primarily attributable to the allocation of losses on noncontrolling interest and redeemable noncontrolling interests, which assumes a hypothetical liquidation of these partnerships as of the reporting dates.

The Company sells solar energy systems to investment Funds. As the investment Funds are consolidated by the Company, the gain on the sale of the assets has been eliminated in the consolidated financial statements. These transactions are treated as intercompany sales and any tax expense incurred related to these sales prior to fiscal year 2017 was deferred. As previously described in Note 2, Summary of Significant Accounting Policies – Recently Issued Accounting Standards, ASU 2016-16, Intra-Entity Transfers of Assets Other Than Inventory, requires entities to recognize income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. As a result, a reporting entity would recognize the tax expense from the sale of assets in the seller’s tax jurisdiction when the transfer occurs, even though the pre-tax effects of the transaction are eliminated in the consolidated financial statements. Any deferred tax asset that arises in the buyer’s jurisdiction would also be recognized at the time of the transfer. As the Company sells solar energy systems to Funds, the Company will record the current tax effect of the gain on the sale as well as a deferred tax asset related to the Company’s increased tax basis in the partnership as a result of the sale. As a result of the adoption of ASU 2016-16, the Company recognized in retained earnings the reversal of the net prepaid tax assets of $378.5 million previously recorded for the tax deferral, and recognized gross a deferred tax asset of $378.2 million at January 1, 2017.

The Company adopted ASU 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, on January 1, 2017. As a result of the adoption, the Company has increased its federal and state deferred tax assets by $3.3 million for the cumulative unrecognized federal and state gross windfall net operating loss carryover at December 31, 2016 of $8.6 million and $6.8 million, respectively, with an offsetting adjustment to retained earnings of $3.3 million.

Uncertain Tax Positions

As of March 31, 2017 and December 31, 2016, the Company had $1.5 million of unrecognized tax benefits related to an acquisition in 2015. In addition, there was $0.3 million of interest and penalties for uncertain tax positions as of March 31, 2017 and December 31, 2016. The Company does not have any tax positions for which it is reasonably possible that the total amount of gross unrecognized benefits will increase or decrease within the next 12 months. The Company is subject to taxation and files income tax returns in the United States, and various state and local jurisdictions. Due to the Company’s net losses, substantially all of its federal, state and local income tax returns since inception are still subject to audit.

Net Operating Loss Carryforwards

As a result of the Company’s net operating loss carryforwards as of March 31, 2017 and December 31, 2016, the Company does not expect to pay income tax, including in connection with its income tax provision for the three months ended March 31, 2017 until the Company’s net operating losses are fully utilized. As of December 31, 2016, the Company’s federal and state net operating loss carryforwards were $571.3 million and $524.9 million, respectively. If not utilized, the federal net operating loss will begin to expire in the year 2028 and the state net operating losses will begin to expire in the year 2024.

Note 13. Commitments and Contingencies

Letters of Credit

As of March 31, 2017 and December 31, 2016, the Company had $6.4 million and $6.2 million, respectively, of unused letters of credit outstanding, which carry fees of 2.50% - 3.00%, per annum and 2.50%, per annum, respectively.

Non-cancellable Operating Leases

The Company leases facilities and equipment under non-cancellable operating leases. Total operating lease expenses were $3.1 million and $2.7 million for the three months ended March 31, 2017 and 2016, respectively.

Certain operating leases contain rent escalation clauses, which are recorded on a straight-line basis over the initial term of the lease with the difference between the rent paid and the straight-line rent recorded as a deferred rent liability. Lease incentives received from landlords are recorded as deferred rent liabilities and are amortized on a straight-line basis over the lease term as a reduction to rent expense. Deferred rent liabilities were $2.9 million as of March 31, 2017 and December 31, 2016.

Capital Lease Obligations

As of March 31, 2017 and December 31, 2016, capital lease obligations were $19.9 million and $23.0 million, respectively. The capital lease obligations bear interest at rates up to 10% per annum.

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

On September 26, 2016, the Baker, Brown, Cohen, Mancy, Nunez, Pytel and Steinberg actions were consolidated. On February 9, 2017, the United States District Court for the Northern District of California granted the Company’s motion to dismiss, with prejudice, with respect to the Greenberg action.

On May 3, 2017, a purported shareholder class action captioned Fink, et al. v. Sunrun Inc., et al., Case No. 3:17-cv-02537, was filed in the United States District Court, Northern District of California, against the Company and certain of the Company’s directors and officers. The complaint generally alleges that the defendants violated Sections 10(b) and 20(a) of the Exchange Act of 1934, and Securities and Exchange Commission Rule 10b-5, by making false or misleading statements in connection with public filings made between September 15, 2015 and March 8, 2017 regarding the number of customers who canceled contracts after signing up for the Company’s home-solar energy system. On May 4, 2017, a purported shareholder class action captioned Hall, et al. v. Sunrun Inc., et al., Case No. 3:17-cv-02571, was filed in the United States District Court, Northern District of California. The Hall complaint is substantially similar to the Fink complaint, and seeks similar relief against similar defendants on behalf of a substantially similar class.

Note 14. Earnings Per Share

The computation of the Company’s basic and diluted net income per share are as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2017	2016
Numerator:
Net income attributable to common stockholders	$12,727	$13,134
Denominator:
Weighted average shares used to compute net income per share attributable to common stockholders, basic	104,038	101,273
Weighted average effect of potentially dilutive shares to purchase common stock	2,431	2,946
Weighted average shares used to compute net income per share attributable to common stockholders, diluted	106,469	104,219
Net income per share attributable to common stockholders
Basic	$0.12	$0.13
Diluted	$0.12	$0.13

The following shares were excluded from the computation of diluted net income per share as the impact of including those shares would be anti-dilutive (in thousands):

	Three Months Ended March 31,
	2017	2016
Warrants	1,251	1,251
Outstanding stock options	13,489	8,460
Unvested restricted stock units	2,792	1,944
Total	17,532	11,655

Note 15. Related Party Transactions

An individual who previously served as one of the Company’s directors until March 2017 has direct and indirect ownership interests in Enphase Energy, Inc. (“Enphase”). For the three months ended March 31, 2017 and 2016, the Company recorded $1.4 million and $13.0 million, respectively, in purchases from Enphase and had outstanding payables to Enphase of $1.5 million and $0.4 million as of March 31, 2017 and December 31, 2016, respectively.

Note 16. Subsequent Events

On May 9, 2017, a jointly-owned subsidiary of the Company and National Grid entered into an aggregate $202.0 million of senior secured credit facilities (the “Credit Agreement”) that was syndicated with various lenders. The credit facilities consisted of (i) $195.0 million delayed draw term loan facility with an initial interest rate of LIBOR + 275 basis points until April 30, 2021, stepping up to LIBOR + 300 basis points thereafter and (ii) a $7.0 million debt service reserve letter of credit facility. All facilities mature on April 30, 2024. The facilities are non-recourse to the Company and are secured by net cash flows from power purchase agreements and leases as well as the sale of RECs generated by residential solar projects, less certain operating, maintenance and other expenses which are available to the borrowers after distributions to tax equity investors.

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

We offer our solar service offerings both directly to the homeowner and through our solar partners, which include sales and installation partners, and strategic partners, which include retail partners. In addition, we sell solar energy systems directly to customers for cash. We also sell solar energy panels and other products (such as racking) to resellers. As of March 31, 2017, we provided our solar services to customers in 16 states, plus the District of Columbia, and sold solar energy panels and other products to resellers throughout the United States. Approximately half of our cumulative systems deployed are in California.

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

Our ability to offer Customer Agreements depends in part on our ability to finance the purchase and installation of the solar energy systems by monetizing the resulting customer cash flows and related investment tax credits (“ITCs”), accelerated tax depreciation and other incentives from governments and local utilities. We monetize these incentives under tax equity investment funds which are generally structured as non-recourse project financings. From inception to May 8, 2017, we have established 31 investment funds, which represent financing for an estimated $5.6 billion in value of solar energy systems on a cumulative basis. We intend to establish additional investment funds and may also use debt, equity and other financing strategies to fund our growth.

Recent Developments

On May 9, 2017, a jointly-owned subsidiary of the Company and National Grid entered into an aggregate $202.0 million of senior secured credit facilities (the “Credit Agreement”) that was syndicated with various lenders. The credit facilities consisted of (i) $195.0 million delayed draw term loan facility with an initial interest rate of LIBOR + 275 basis points until April 30, 2021, stepping up to LIBOR + 300 basis points thereafter and (ii) a $7.0 million debt service reserve letter of credit facility. All facilities mature on April 30, 2024. The facilities are non-recourse to the Company and are secured by net cash flows from power purchase agreements and leases as well as the sale of RECs generated by residential solar projects, less certain operating, maintenance and other expenses which are available to the borrowers after distributions to tax equity investors

Investment Funds

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

From inception to May 8, 2017, we have formed 31 investment funds. Of these 31 funds, 26 are currently active and are described below. We have established different types of investment funds to implement our asset monetization strategy. Depending on the nature of the investment fund, cash may be contributed to the investment fund by the investor upfront or in stages based on milestones associated with the design, construction or interconnection status of the solar energy systems. The cash contributed by the fund investor is used by the investment fund to purchase solar energy systems. The investment funds either own or enter into a master lease with a Sunrun subsidiary for the solar energy systems, Customer Agreements and associated incentives. We receive on-going cash distributions from the investment funds representing a portion of the monthly customer payments received. We use the upfront cash, as well as on-going distributions to cover our costs associated with designing, purchasing and installing the solar energy systems. In addition, we also use debt, equity and other financing strategies to fund our operations. The allocation of the economic benefits between us and the fund investor and the corresponding accounting treatment varies depending on the structure of the investment fund.

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

The table below provides an overview of our current investment funds (in millions, except number of funds and MW Deployed):

		Consolidated Joint Ventures
	Lease Pass-Through	Partnership Flip	JV Inverted Lease

Consolidation	Owner entity consolidated, tenant entity not consolidated	Single entity, consolidated	Owner and tenant entities consolidated	Owner and tenant entities consolidated
Balance sheet classification	Lease pass-through financing obligation	Redeemable noncontrolling interests and noncontrolling interests	Redeemable noncontrolling interests and noncontrolling interests	Noncontrolling interests
Revenue from ITCs	Recognized annually over 5 years as the recapture period elapses	None	None	None
Method of calculating investor interest	Effective interest rate method	Greater of HLBV or redemption value	Greater of HLBV or redemption value	Pro rata
Liability balance as of March 31, 2017	$143.9	N/A	N/A	N/A
Noncontrolling interest balance (redeemable or otherwise) as of March 31, 2017	N/A	$369.9	$78.5	$6.9
Number of funds (as of March 31, 2017)	5	16	5	1
MW deployed (as of March 31, 2017)	129.5	507.0	149.1	20.7
Carrying value of solar energy systems, net (as of March 31, 2017)	$439.5	$1,367.3	$512.7	$82.5
Contributions from third-party fund investors (through March 31, 2017)	$508.0	$1,264.2	$388.4	$86.3

For further information regarding our investment funds, including the associated risks, see “Risk Factors—Our ability to provide our solar service offerings to homeowners on an economically viable basis depends in part on our ability to finance these systems with fund investors who seek particular tax and other benefits”, Note 8, Lease Pass-Through Financing Obligations, Note 9, VIE Arrangements and Note 10, Redeemable Noncontrolling Interests and Equity to our consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

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

During the fourth quarter of 2016, we reviewed our key operating metrics to ensure our reported metrics remain aligned with how we currently operate our business. Based on our growing operating experience, unique business model and industry trends, we modified our method for calculating Megawatts Booked and replaced Estimated Retained Value and Estimated Nominal Contracted Payments Remaining with Gross Earning Assets. We believe these changes will provide investors with improved indicators of performance and trends and are better aligned with our current sales compensation and key operating objectives. As a result of this modification, the presentation of Megawatts Booked for periods prior to December 31, 2016 in the tables below has been recast to reflect the updated calculation methodology. In addition, we have now modified the definition of Gross Earning Assets to explain that in calculating Gross Earning Assets we deduct estimated cash distributions to our cash equity financing providers, similar to how we exclude estimated cash distributions to investors in consolidated joint ventures.

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

Gross Earning Assets excludes estimated cash distributions to investors in consolidated joint ventures and estimated operating, maintenance and administrative expenses for systems deployed as of the measurement date. In calculating Gross Earning Assets, we deduct estimated cash distributions to our cash equity financing providers. In calculating Gross Earning Assets, we do not deduct customer payments we are obligated to pass through to investors in lease pass-throughs as these amounts are reflected on our balance sheet as long-term and short-term lease pass-through obligations, similar to the way that debt obligations are presented. In determining our finance strategy, we use lease pass-throughs and long-term debt in an equivalent fashion as the schedule of payments of distributions to lease pass-through investors is more similar to the payment of interest to lenders than the internal rates of return (IRRs) paid to investors in other tax equity structures.

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

	For the Three Months Ended March 31,
	2017	2016
MW Booked (during the period) (1)	74	62
MW Deployed (during the period)	73	60

(1)

MW Booked in the first quarter of 2016 excludes 6.5 MW due to Nevada exit. The amount for the three months ended March 31, 2016 has been recast to reflect the updated method of calculating MW Booked as discussed above.

	As of March 31,
	2017	2016
Cumulative Megawatts Deployed (end of period) (1)	951	656

(1)	The Cumulative Megawatts Deployed may not equal the sum of all MW deployed each year due to rounding.

	As of March 31,
	2017	2016

	(in thousands)
Gross Earning Assets Under Energy Contract	$1,268,888	$912,512
Gross Earning Assets Value of Purchase or Renewal	646,691	467,480
Gross Earning Assets	$1,915,579	$1,379,992

The tables below provide a range of Gross Earning Asset amounts if different default, discount and purchase and renewal assumptions were used.

Gross Earning Assets Under Energy Contract:

	As of March 31, 2017
	Discount rate
Default rate	4%	5%	6%	7%	8%

	(in thousands)
5%	$1,460,547	$1,340,732	$1,234,722	$1,140,656	$1,056,955
0%	$1,502,730	$1,378,638	$1,268,888	$1,171,544	$1,084,963

Gross Earning Assets Value of Purchase or Renewal:

	As of March 31, 2017
	Discount rate
Purchase or Renewal rate	4%	5%	6%	7%	8%

	(in thousands)
80%	$860,491	$695,487	$563,940	$458,723	$374,295
90%	$986,664	$797,504	$646,691	$526,057	$429,253
100%	$1,112,837	$899,521	$729,442	$593,391	$484,211

Total Gross Earning Assets:

	As of March 31, 2017
	Discount rate
Purchase or Renewal rate	4%	5%	6%	7%	8%

	(in thousands)
80%	$2,363,220	$2,074,125	$1,832,828	$1,630,268	$1,459,258
90%	$2,489,394	$2,176,142	$1,915,579	$1,697,601	$1,514,216
100%	$2,615,567	$2,278,159	$1,998,329	$1,764,935	$1,569,174

Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting policies and estimates during the three months ended March 31, 2017 from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the SEC pursuant to the Exchange Act.

Results of Operations

The results of operations presented below should be reviewed in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q.

	Three Months Ended March 31,
	2017	2016

	(in thousands, except per share amounts)
Revenue:
Operating leases and incentives	$48,098	$34,540
Solar energy systems and product sales	56,019	64,203
Total revenue	104,117	98,743
Operating expenses:
Cost of operating leases and incentives	44,336	38,100
Cost of solar energy systems and product sales	49,431	57,512
Sales and marketing	31,676	43,188
Research and development	2,996	2,463
General and administrative	24,621	23,248
Amortization of intangible assets	1,051	1,052
Total operating expenses	154,111	165,563
Loss from operations	(49,994)	(66,820)
Interest expense, net	15,277	11,515
Other expenses (income), net	475	(532)
Loss before income taxes	(65,746)	(77,803)
Income tax expense (benefit)	7,338	—
Net loss	(73,084)	(77,803)
Net loss attributable to noncontrolling interests and redeemable noncontrolling interests	(85,811)	(90,937)
Net income attributable to common stockholders	$12,727	$13,134

Net income per share attributable to common stockholders
Basic	$0.12	$0.13
Diluted	$0.12	$0.13
Weighted average shares used to compute net income per share attributable to common stockholders
Basic	104,038	101,273
Diluted	106,469	104,219

Comparison of the Three Months Ended March 31, 2017 and 2016

Revenue

	Three Months Ended March 31,		Change
	2017	2016	$	%

	(in thousands)
Operating leases	$35,062	$25,327	$9,735	38%
Incentives	13,036	9,213	3,823	41%
Operating leases and incentives	48,098	34,540	13,558	39%

Solar energy systems	20,619	30,192	(9,573)	(32)%
Products	35,400	34,011	1,389	4%
Solar energy systems and product sales	56,019	64,203	(8,184)	(13)%
Total revenue	$104,117	$98,743	$5,374	5%

Operating Leases and Incentives. Operating lease revenue increased by $9.7 million, due to both an increase in solar energy systems under Customer Agreements being placed in service in the period from April 1, 2016 through March 31, 2017, and a full quarter of revenue recognized in the first quarter of 2017 for systems placed in service in the first quarter of 2016 versus only a portion recognized in the first quarter of 2016. Revenue from incentives increased by $3.8 million primarily due to an increase in ITC revenue, which relates to solar energy systems in lease pass-through funds being placed in service in the prior year as we recognize revenue from the monetization of these ITCs annually over five years on each anniversary of a solar energy system’s permission-to-operate date.

Solar Energy Systems and Product Sales. Revenue from solar energy systems sales decreased by $9.6 million compared to the prior year due to softer customer demand in our retail sales channel, primarily during the fourth quarter of 2016, which reduced deployments during the first quarter of 2017. Product sales increased slightly by $1.4 million, compared to the prior year period primarily due to industry-wide price decreases offset by an increase in volume of products sold.

Operating Expenses

	Three Months Ended March 31,		Change
	2017	2016	$	%

	(in thousands)
Cost of operating leases and incentives	$44,336	$38,100	$6,236	16%
Cost of solar energy systems and product sales	49,431	57,512	(8,081)	(14)%
Sales and marketing	31,676	43,188	(11,512)	(27)%
Research and development	2,996	2,463	533	22%
General and administrative	24,621	23,248	1,373	6%
Amortization of intangible assets	1,051	1,052	(1)	0%
Total operating expenses	$154,111	$165,563	$(11,452)	(7)%

Cost of Operating Leases and Incentives. The $6.2 million increase in cost of operating leases and incentives was primarily due to the increase in solar energy systems placed in service in the period from April 1, 2016 through March 31, 2017, plus a full quarter of expenses recognized for systems placed in service in the first quarter of 2016 versus only a partial quarter of such expenses related to the period in which the assets were in service in 2016. This resulted in a $9.2 million increase in depreciation and amortization of solar energy system equipment costs and initial direct costs, offset by a decrease of $3.0 million in costs associated with building and maintaining solar energy systems subject to Customer Agreements due to a reduction in the proportion of solar energy systems installed directly by us compared to integrated partners.

The cost of operating leases and incentives decreased to 92% of operating lease and incentives revenue during the three months ended March 31, 2017, from 110% during the three months ended March 31, 2016. This reduction in cost compared to revenue relates to a higher proportion of incentives revenue in the three months ended March 31, 2017, which have minimal corresponding costs. Additionally, leased systems installed by us bear an allocation of costs, such as warehouse rent and utilities, information technology, administrative and product planning costs, that are expensed during the construction and installation phase as these costs do not meet the criteria for capitalization under Accounting Standards Codification (“ASC”) 360 Property, Plant, and Equipment. These costs decreased during the three months ended March 31, 2017 from the prior year period due to a reduction in the proportion of solar energy systems installed directly by us compared to integrated partners. These costs can fluctuate depending on the volume of megawatts installed directly by us for systems under an operating lease, and are not necessarily proportional to the increase in revenue generated by our entire fleet of leased systems. As such, the cost of operating leases and incentives as a percentage of operating lease and incentives revenue can vary from period to period.

Cost of Solar Energy Systems and Product Sales. The $8.1 million decrease in cost of solar energy systems and product sales was due to a decrease in the sales of solar energy systems discussed above.

Sales and Marketing Expense. The $11.5 million decrease in sales and marketing expense was attributable to the decrease in our use of certain third party lead generation and direct mailer provider services as we continue to generate more leads internally.

General and Administrative Expense. The $1.4 million increase in general and administrative expenses primarily relates to hiring of personnel to support the growth of our business.

Non-Operating Expenses

	Three Months Ended March 31,		Change
	2017	2016	$	%

	(in thousands)
Interest expense, net	$15,277	$11,515	$3,762	33%
Other expenses (income), net	475	(532)	1,007	(189)%
Total interest and other expenses, net	$15,752	$10,983	$4,769	43%

Interest Expense, net. The increase in interest expense, net of $3.8 million was related to additional borrowings entered into in late 2016 and in the three months ended March 31, 2017.

Income Tax Expense

	Three Months Ended March 31,		Change
	2017	2016	$	%

	(in thousands)
Income tax expense	$7,338	$—	$7,338	100%

The increase in tax expense primarily relates to an increase in our deferred tax liabilities related to partnerships, depreciation expense and capitalized indirect costs. Given our net operating loss carryforwards as of December 31, 2016, we do not expect to pay income tax, including in connection with our 2017 income tax provision, until our net operating losses are fully utilized. As of December 31, 2016, our federal and state net operating loss carryforwards were $571.3 million and $524.9 million, respectively. If not utilized, the federal net operating loss will begin to expire in the year 2028 and the state net operating losses will begin to expire in the year 2024.

Net Loss Attributable to Noncontrolling Interests and Redeemable Noncontrolling Interests

	Three Months Ended March 31,		Change
	2017	2016	$	%

	(in thousands)
Net loss attributable to noncontrolling interests and redeemable noncontrolling interests	$(85,811)	$(90,937)	$5,126	-6%

The decrease in net loss attributable to noncontrolling interests and redeemable noncontrolling interests was primarily a result of funds past the deployment stage and being allocated income or lower loss under the HLBV method, which generally allocates more loss to the noncontrolling interest in the first several years after fund formation, offset by the addition of seven investment funds since March 31, 2016.

Liquidity and Capital Resources

As of March 31, 2017, we had cash of $203.8 million, which consisted of cash held in checking and savings accounts with financial institutions. We finance our operations mainly through a variety of financing fund arrangements that we have formed with fund investors, borrowings, cash generated from our sources of revenue and more recently, proceeds from secured credit facilities agreements with a syndicate of banks for up to $340.0 million in committed facilities and $57.5 million secured, non-recourse loan arrangements. Our principal uses of cash are funding our business, including the costs of acquisition and installation of solar energy systems, satisfaction of our obligations under our debt instruments and other working capital requirements. As of March 31, 2017, the balance under our working capital facility was $247.4 million with a maturity date in April 2018. As of March 31, 2017, our cash balance was $203.8 million and as such, does not currently have the funds required to fully repay the debt. As this facility has a three year term, we have only recently started to negotiate refinancing options and we expect to extend the maturity date of the facility. Although there is no assurance that we will be able to do so, we believe that it is probable that we will be able to extend or otherwise refinance the facility prior to maturity.

Our business model requires substantial outside financing arrangements to grow the business and facilitate the deployment of additional solar energy systems. The solar energy systems that are operational are expected to generate a positive return rate over the term of the Customer Agreement, typically 20 years. However, in order to grow, we will continue to be dependent on financing from outside parties. If financing is not available to us on acceptable terms if and when needed, we may be required to reduce planned spending, which could have a material adverse effect on our operations. While there can be no assurances, we anticipate raising additional required capital from new and existing investors. We believe our cash, investment fund commitments and available borrowings as further described below will be sufficient to meet our anticipated cash needs (other than the repayment of our working capital facility expected to be refinanced) for at least the next 12 months. The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
	2017	2016

	(in thousands)
Consolidated cash flow data:
Net cash used in operating activities	$(29,107)	$(77,395)
Net cash used in investing activities	(170,759)	(169,652)
Net cash provided by financing activities	197,293	251,496
	$(2,573)	$4,449

Operating Activities

During the three months ended March 31, 2017, we used $29.1 million in net cash in operating activities. The driver of our operating cash inflow consists of payments received from customers. During the three months ended March 31, 2017, our operating cash outflows were $20.9 million from our net loss excluding non-cash and non-operating items. Changes in accounts payable resulted in a cash outflow of $4.4 million. Changes in working capital, other than accounts payable, resulted in a cash outflow of $2.8 million.

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

Investing Activities

During the three months ended March 31, 2017, we used $170.7 million in cash in investing activities. Of this amount, we used $168.1 million to acquire and install solar energy systems and components under our long-term Customer Agreements and $2.6 million for the acquisition of office equipment.

During the three months ended March 31, 2016, we used $169.7 million in cash in investing activities. Of this amount, we used $164.7 million to acquire and install solar energy systems and components under our long-term Customer Agreements. We used $5.0 million for the acquisition of office equipment, leasehold improvements and furniture.

Financing Activities

During the three months ended March 31, 2017, we generated $197.3 million from financing activities. This was primarily driven by $151.1 million in net proceeds from fund investors, $33.3 million in proceeds from non-recourse debt, net of repayments, $13.4 million from state grants, net of recapture, and $3.4 million in proceeds from recourse debt, net of repayments.

During the three months ended March 31, 2016, we generated $251.5 million from financing activities. This was primarily driven by $154.7 million in net proceeds from fund investors, $88.8 million in proceeds from debt issuances, net of debt issuance costs and repayments, including repayment of asset-backed notes, and $9.2 million form state grants, net of recapture.

Debt and Financing Fund Commitments

Debt Instruments

For a discussion of the terms and conditions of debt instruments and changes thereof in the period, refer to Note 6, Indebtedness, to our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Investment Fund Commitments

As of March 31, 2017, we had undrawn committed capital of approximately $391.0 million which may only be used to purchase and install solar energy systems. We intend to establish new investment funds in the future, and we may also use debt, equity or other financing strategies to finance our business.

Contractual Obligations and Other Commitments

During the three months ended March 31, 2017, there were no significant changes to our estimate of future payments under our fixed contractual obligations and commitments.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to certain market risks in the ordinary course of our business. Our primary exposure includes changes in interest rates because certain borrowings bear interest at floating rates based on LIBOR plus a specified margin. We sometimes manage our interest rate exposure on floating-rate debt by entering into derivative instruments to hedge all or a portion of our interest rate exposure in certain debt facilities. We do not enter into any derivative instruments for trading or speculative purposes. Changes in economic conditions could result in higher interest rates, thereby increasing our interest expense and operating expenses and reducing funds available for capital investments, operations and other purposes. A hypothetical 10% increase in our interest rates on our variable rate debt facilities would have increased our interest expense by $0.6 million and $0.2 million for the three months ended March 31, 2017 and 2016, respectively.

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

In connection with that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective and designed to provide reasonable assurance that the information required to be disclosed is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms as of March 31, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15l and 15d-15l under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

Potential investors must remain satisfied that the funding structures that we offer will make the tax benefits associated with solar energy systems available to these investors, which depends on the investors’ assessment of the tax law, the absence of any unfavorable interpretations of that law and the continued application of existing tax law and interpretations to our funding structures. Adverse changes in existing law or interpretations of existing law by the Internal Revenue Service (the “IRS”) and the courts could reduce the willingness of investors to invest in funds associated with these solar energy systems. Moreover, if corporate tax rates are reduced, there will be less appetite for tax benefits overall, which will reduce the pool of available funds, and certain benefits (such as depreciation) will have less value, requiring additional cash to be paid to investors to meet return demands. Accordingly, we cannot assure you that this type of financing will continue to be available to us. New investment fund structures or other financing mechanisms may also become available, and if we are unable to take advantage of these fund structures and financing mechanisms, we may be at a competitive disadvantage. If, for any reason, we were unable to finance our solar service offerings through tax-advantaged structures or if we were unable to realize or monetize Commercial ITCs or other tax benefits, we may no longer be able to provide our solar service offerings to new homeowners on an economically viable basis, which would have a material adverse effect on our business, financial condition and results of operations.

If the Internal Revenue Service or the U.S. Department of the Treasury makes determinations that the fair market value of our solar energy systems is materially lower than what we have claimed, we may have to pay significant amounts to our fund investors and our business, financial condition and prospects may be materially and adversely affected.

We and our fund investors claim the Commercial ITC or the U.S. Treasury grant in amounts based on the fair market value of our solar energy systems. We have obtained independent appraisals to determine the fair market values we report for claiming Commercial ITCs and U.S. Treasury grants. The IRS and the U.S. Treasury Department review these fair market values. With respect to U.S. Treasury grants, the U.S. Treasury Department reviews the reported fair market value in determining the amount initially awarded, and the IRS and the U.S. Treasury Department may also subsequently audit the fair market value and determine that amounts previously awarded must be repaid to the U.S. Treasury Department or that excess awards constitute taxable income for U.S. federal income tax purposes. With respect to Commercial ITCs, the IRS may review the fair market value on audit and determine that the tax credits previously claimed must be reduced. If the fair market value is determined in these circumstances to be less than what we reported, we may owe our fund investors an amount equal to this difference, plus any costs and expenses associated with a challenge to that valuation. We could also be subject to tax liabilities, including interest and penalties. If the IRS or the U.S. Treasury Department further disagrees now or in the future with the amounts we reported regarding the fair market value of our solar energy systems, or if we receive an adverse outcome with respect to the Department of the Treasury Inspector General investigation discussed elsewhere in this “Risk Factors” section and in the section entitled “Item 1. Legal Proceedings” elsewhere in this Quarterly Report on Form 10-Q, it could have a material adverse effect on our business, financial condition and prospects. For example, a hypothetical five percent downward adjustment in the fair market value of the solar energy systems related to approximately $269.0 million in U.S. Treasury grants that we have received since the beginning of the U.S. Treasury grant program through December 31, 2014, would obligate us to repay approximately

$14.0 million to our fund investors. Three of our investment funds and two of our investors are currently being audited by the IRS, all of which involve a review of our fair market value determinations of our solar energy systems. If these audits result in an adverse finding, we would be subject to an indemnity obligation to these investors. Since the Company cannot determine how the IRS will evaluate system values used in claiming ITCs, the Company is unable to reliably estimate the maximum potential future payments that it could have to make under this obligation as of each balance sheet date.

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

Declining costs related to raw materials, manufacturing and the sale and installation of our solar service offerings has been a key driver in the pricing of our solar service offerings and, more broadly, homeowner adoption of solar energy. While historically the prices of solar panels and raw materials have declined, the cost of solar panels and raw materials could increase in the future, and such products’ availability could decrease, due to a variety of factors, including trade barriers, export regulations, regulatory or contractual limitations, industry market requirements and changes in technology and industry standards. Any such cost increases or decreases in availability could slow our growth and cause our financial results and operational metrics to suffer. For example, in the past, we and our solar partners purchased a significant portion of the solar panels used in our solar service offerings from manufacturers based in China or containing components from China. Additionally, Suniva, Inc., a U.S.-based solar panel manufacturer, recently filed a petition for global safeguards with the U.S. International Trade Commission, which included requests for the imposition of tariffs on solar cells and the establishment of a minimum price for solar modules imported into the United States. If successful, such a tariff could adversely affect our costs since these tariffs are reflected in the purchase price of the solar panels and components we and our solar partners purchase. The U.S. government has recently imposed antidumping and countervailing duties on solar cells manufactured in China. In addition, we may face other increases in our operating expenses, including increases in wages or other labor costs, as well as marketing, sales or branding related costs. In addition, we are investing heavily in building our direct-to-consumer capabilities after our 2014 acquisition of the residential sales and installation business of Mainstream Energy Corporation, as well as its fulfillment business, AEE Solar, and its racking business, SnapNrack, which we refer to collectively as Mainstream Energy Corporation (“MEC”). These investments included significantly increasing our installation capacity through the opening of new branches, increasing our hiring in construction and in associated management personnel, and increasing brand and sales and marketing expenses.

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

As of March 31, 2017, a substantial majority of states have adopted net metering policies. Net metering policies are designed to allow homeowners to serve their own load using on-site energy generation. Electricity that is generated by a solar energy system and consumed on-site avoids a retail energy purchase from the applicable utility, and excess electricity that is exported back to the electric grid generates a retail credit within a homeowner’s monthly billing period. At the end of the monthly billing period, if the homeowner has generated excess electricity within that month, the homeowner typically carries forward a credit for any excess electricity to be offset against future utility energy purchases. At the end of an annual billing period or calendar year, utilities either continue to carry forward a credit, or reconcile the homeowner’s final annual or calendar year bill using different rates (including zero credit) for the exported electricity.

Utilities, their trade associations, and fossil fuel interests in the country are currently challenging net metering policies, and seeking to either eliminate it, cap it, or impose charges on homeowners that have net metering. For example, in October 2015 the Hawaii Public Utilities Commission issued an Order that eliminates net metering for all new customers. In its place, the Commission created an interim tariff that sets a reduced rate for the credit customers receive when they export power, and generally sets a path where all future solar energy systems will no longer be able to export power to the broader electrical grid. The cap for the interim tariff was recently increased, and we are offering our BrightBox energy storage system to customers in Hawaii. All existing net metering customers and customers who submitted net metering applications before October 12, 2015 are grandfathered indefinitely under the old rules. We will continue to build and service these systems. In addition, in early 2016 we ceased new installations in Nevada in response to the elimination of net metering by the Public Utilities Commission of Nevada (“PUCN”). However, in September 2016, the PUCN issued an Order grandfathering in customers under the prior net metering rules who had installed a solar energy system or had submitted a net metering application prior to December 31, 2015. In addition, in December 2016, the PUCN issued an Order restoring net metering for approximately 40% of new residential solar in northern Nevada. Sierra Pacific Power Company, the utility in northern Nevada, has formally requested that the PUCN reconsider this decision. As another example, in December 2016, the Arizona Corporation Commission (“ACC”) issued a decision to eliminate net metering and reduce export rates for new solar customers. The specific rate changes applicable to Arizona solar customers may be determined in utility rate cases taking place in 2017. In Arizona Public Service Company’s current rate case, intervenors have agreed upon a settlement, which the ACC can choose to accept, reject or amend.

Some states set limits on the total percentage of a utility’s customers that can adopt net metering. For example, New Hampshire and South Carolina have net metering caps. New York and New Jersey currently have no net metering cap, however, these states have caps that trigger commission review of net metering policies. These policies could be subject to change in the future, and other states we serve now or in the future may adopt net metering caps. If the net metering caps in these jurisdictions are reached without an extension of net metering policies, homeowners in the future will not have access to the economic value proposition net metering allows. For example, New Hampshire has commenced a regulatory proceeding to study net metering and determine whether the policy should continue as is once the state’s newly-extended 100 MW cap is hit. If changes to net metering policies occur without grandfathering to existing homeowners, as occurred recently in Nevada (but was subsequently reversed), those existing homeowners could be negatively impacted, which could create a default risk from those homeowners. In addition, if overall solar consumer demand in South Carolina grows as expected in the coming year and the cap is not increased or otherwise extended, the South Carolina net metering cap may be reached. Our ability to sell our solar service offerings may be adversely impacted by the failure to extend existing limits to net metering or the elimination of currently existing net metering policies. The failure to adopt a net metering policy where it currently is not in place would pose a barrier to entry in those states. Additionally, the imposition of charges that only or disproportionately impact homeowners that have solar systems, or the introduction of rate designs such as the “unbundled” rates mentioned above, would adversely impact our business.

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

All states regulate investor-owned utility retail electricity pricing. In addition, there are numerous publicly owned utilities and electric cooperatives that establish their own retail electricity pricing through some form of regulation or internal process. These regulations and policies could deter potential homeowners from purchasing our solar service offerings. For example, utilities in states including Arizona, Massachusetts, Utah and New Hampshire are seeking rate design changes to “unbundle” rates, and utilities in additional states such as New York may potentially follow suit. This form of “unbundling” can include changing rates to charge lower volume-based rates – the rates charged for kilowatt hours of electricity purchased by a residential customer – raising unavoidable fixed charges that a homeowner is subject to when they purchase solar energy from third parties, and levying charges on homeowners based on their point of maximum demand during a month (referred to as “demand charge”). These forms of rate design would adversely impact our business by reducing the value of the electricity our solar energy systems produce and reducing the savings homeowners receive by purchasing our solar service offerings. These proposals could continue in other market states. In addition to changes in general rates charged to all residential customers, utilities are increasingly seeking solar-specific charges (which may be fixed charges, capacity-based charges, or other rate changes). Any of these changes could materially reduce the demand for our products and could limit the number of markets in which our products are competitive with electricity provided by the utilities. As mentioned above, in December 2016, the Arizona Corporation Commission issued a decision to eliminate net metering and reduce export rates for new solar customers. The specific rate changes applicable to Arizona solar customers may be determined in utility rate cases taking place in 2017. As another example, in early 2016, we ceased new installations in Nevada in response to the elimination of net metering by the PUCN, which decision was amended by the PUCN in September 2016 to grandfather in customers who had installed a solar energy system or submitted a net metering application prior to December 31, 2015 under the prior net metering rules. The PUCN also issued an Order in December 2016 restoring net metering by expanding the cap for solar by 40% in northern Nevada however, the utility Sierra Pacific Power Company has formally requested that the PUCN reconsider this decision.

Our business currently depends on the availability of utility rebates, tax credits and other financial incentives in addition to other tax benefits. The expiration, elimination or reduction of these rebates and incentives could adversely impact our business.

Our business depends on government policies that promote and support solar energy and enhance the economic viability of owning solar energy systems. U.S. federal, state and local governmental bodies provide incentives to owners, distributors, installers and manufacturers of solar energy systems to promote solar energy. These incentives include the ITCs, as discussed above, as well as other tax credits, rebates and other financial incentives, such as system performance payments and payments for solar renewable energy credits (“SRECs”) associated with solar energy generation. Some markets, such as New Jersey and Massachusetts, currently utilize SRECs. SRECs can be volatile and could decrease over time as the supply of SREC-producing solar energy systems installed in a particular market increases. We rely on the incentives listed above to lower our cost of capital and to incent investors to invest in our funds, all of which enables us to lower the price we charge homeowners for our solar service offerings. These incentives have had a significant impact on the development of solar energy but they could change at any time, especially in light of the recent change in administration, as further described below. These incentives may also expire on a particular date (as discussed above with respect to the ITC), end when the allocated funding is exhausted, or be reduced, terminated or repealed without notice. The financial value of certain incentives may also decrease over time.

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

We have substantial amounts of debt, including the working capital facility and the non-recourse debt facilities entered into by our subsidiaries, as discussed in more detail in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements. Specifically, as of March 31, 2017, we have a $244.0 million bank line of credit maturing in April 2018, which management expects to refinance with an extended maturity date. In addition, our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not continue to generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures to operate our business. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to timely repay or otherwise refinance our indebtedness (including, but not limited to, the bank line of credit disclosed above) will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.

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

As of March 31, 2017, approximately half of our customers were in California. Accordingly, our business and results of operations are particularly susceptible to adverse economic, regulatory, political, weather and other conditions in this market and in other markets that may become similarly concentrated, in particular the east coast, where we have seen significant growth in 2016. In addition, our corporate and sales headquarters are located in San Francisco, California, an area that is at a heightened risk of earthquakes. We may not have adequate insurance, including business interruption insurance, to compensate us for losses that may occur from any such significant events, including damage to our solar energy systems. A significant natural disaster, such as an earthquake, could have a material adverse impact on our business, results of operations and financial condition. In addition, acts of terrorism or malicious computer viruses could cause disruptions in our or our solar partners’ businesses or the economy as a whole. To the extent that these disruptions result in delays or cancellations of installations or the deployment of our solar service offerings, our business, results of operations and financial condition would be adversely affected.

Loan financing developments could adversely impact our business.

The third-party ownership structure, which we bring to market through our solar service offerings, continues to be the predominant form of system ownership in the residential solar market in many states. However, with the development of new loan financing products, we have seen a modest shift from leasing to outright purchases of the solar energy system by the homeowner (i.e., a homeowner purchases the solar energy system outright instead of leasing the system from us and paying us for the solar power produced by that system for a 20-year initial term). Continued increases in third-party loan financing products and outright purchases could result in the demand for long-term Customer Agreements to decline, which would require us to shift our product focus to respond to the market trend and could have an adverse effect on our business. In 2017, 2016 and 2015, the majority of our customers chose our solar service offerings as opposed to buying a solar energy system outright. Our financial model is impacted by the volume of homeowners who choose our solar service offerings, and an increase in the number of customers who choose to purchase solar energy systems (whether for cash or through third-party financing) may harm our business and financial results.

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

Our Customer Agreements are typically for 20 years and require the homeowner to make monthly payments to us. Accordingly, we are subject to the credit risk of homeowners. As of March 31, 2017, the average FICO score of our customers under a lease or power purchase agreement with a monthly payment schedule was approximately 752, but this may decline to the extent FICO score requirements under future investment funds are relaxed. While to date homeowner defaults have been immaterial, we expect that the risk of homeowner defaults may increase as we grow our business. Due to the immaterial amount of homeowner defaults to date, our reserve for this exposure is minimal, and our future exposure may exceed the amount of such reserves. If we experience increased homeowner credit defaults, our revenues and our ability to raise new investment funds could be adversely affected. If economic conditions worsen, certain of our homeowners may face liquidity concerns and may be unable to satisfy their payment obligations to us on a timely basis or at all, which could have a material adverse effect on our financial condition and results of operations.

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

Each of our executive officers, directors and each of our stockholders who beneficially own 5% or more of our outstanding common stock and their affiliates, in the aggregate, beneficially own approximately 49.0% of the outstanding shares of our common stock, based on the number of shares outstanding as of March 31, 2017. As a result, these stockholders, if acting together, will be able to influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. They may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentrated control may have the effect of delaying or preventing a change in control of our company, could deprive our stockholders of an opportunity to receive a premium for their capital stock and might ultimately affect the market price of our common stock.

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

SUNRUN INC.

Date: May 10, 2017	By:	/s/ Lynn Jurich
Lynn Jurich
Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Bob Komin
Bob Komin
Chief Financial Officer
(Principal Accounting and Financial Officer)

EXHIBIT INDEX

Exhibit		Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

10.1¥

Amendment No. 4 to Credit Agreement among the Company, AEE Solar, Inc., Sunrun South LLC, Sunrun Installation Services Inc., Clean Energy Experts, LLC, each of the lenders identified on the signature pages thereto, Credit Suisse AG and Silicon Valley Bank, dated of as March 8, 2017.

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