Form 10-Q
period 2017-06-30
Sunrun Inc.
filed 2017-08-07
CIK 1469367

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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

As of August 3, 2017, the number of shares of the registrant’s common stock outstanding was 106,161,704.

Sunrun Inc.
Consolidated Balance Sheets
(In Thousands, Except Share Par Values)

	June 30, 2017	December 31, 2016
	(Unaudited)
Assets
Current assets:
Cash	$211,321	$206,364
Restricted cash	15,672	11,882
Accounts receivable (net of allowances for doubtful accounts of $1,550 and $1,166 as of June 30, 2017 and December 31, 2016, respectively)	64,030	60,258
State tax credits receivable	—	13,713
Inventories	52,744	67,326
Prepaid expenses and other current assets	12,575	9,802
Total current assets	356,342	369,345
Restricted cash	5,952	6,117
Solar energy systems, net	2,951,260	2,629,366
Property and equipment, net	41,774	48,471
Intangible assets, net	16,397	18,499
Goodwill	87,543	87,543
Prepaid tax asset	—	378,541
Other assets	29,834	34,936
Total assets (1)	$3,489,102	$3,572,818
Liabilities and total equity
Current liabilities:
Accounts payable	$75,336	$66,018
Distributions payable to noncontrolling interests and redeemable noncontrolling interests	13,212	10,654
Accrued expenses and other liabilities	52,961	59,261
Deferred revenue, current portion	70,601	70,849
Deferred grants, current portion	8,363	8,011
Capital lease obligations, current portion	8,525	10,015
Recourse debt, current portion	247,000	—
Long-term non-recourse debt, current portion	18,883	14,153
Lease pass-through financing obligation, current portion	5,869	5,823
Total current liabilities	500,750	244,784
Deferred revenue, net of current portion	578,484	583,401
Deferred grants, net of current portion	222,184	226,893
Capital lease obligations, net of current portion	8,745	12,965
Recourse debt, net of current portion	—	244,000
Long-term non-recourse debt, net of current portion	761,349	639,870
Lease pass-through financing obligation, net of current portion	139,249	137,958
Other liabilities	10,682	5,457
Deferred tax liabilities	54,376	415,397
Total liabilities (1)	2,275,819	2,510,725
Commitments and contingencies (Note 13)
Redeemable noncontrolling interests	163,077	137,907
Stockholders’ equity:
Preferred stock, $0.0001 par value—authorized, 200,000 shares as of June 30, 2017 and December 31, 2016; no shares issued and outstanding as of June 30, 2017 and December 31, 2016	—	—
Common stock, $0.0001 par value—authorized, 2,000,000 shares as of June 30, 2017 and December 31, 2016; issued and outstanding, 105,940 and 104,321 shares as of June 30, 2017 and December 31, 2016, respectively	11	10
Additional paid-in capital	679,066	668,076
Accumulated other comprehensive income	(3,132)	437
Retained earnings	45,282	4,438
Total stockholders’ equity	721,227	672,961
Noncontrolling interests	328,979	251,225
Total equity	1,050,206	924,186
Total liabilities, redeemable noncontrolling interests and total equity	$3,489,102	$3,572,818

1)
The Company’s consolidated assets as of June 30, 2017 and December 31, 2016 include $2,379,224 and $2,065,232, respectively, in assets of variable interest entities, or “VIEs”, that can only be used to settle obligations of the VIEs. Solar energy systems, net, as of June 30, 2017 and December 31, 2016 were $2,237,670 and $1,920,330, respectively; cash as of June 30, 2017 and December 31, 2016 were $108,039 and $120,728, respectively; restricted cash as of June 30, 2017 and December 31, 2016 were $3,574 and $1,680, respectively; accounts receivable, net as of June 30, 2017 and December 31, 2016 were $27,547 and $20,771, respectively; prepaid expenses and other current assets as of June 30, 2017 and December 31, 2016 were $235 and $242, respectively and other assets as of June 30, 2017 and December 31, 2016 were $2,159 and $1,481, respectively. The Company’s consolidated liabilities as of June 30, 2017 and December 31, 2016 include $762,273 and $617,011, respectively, in liabilities of VIEs whose creditors have no recourse to the Company. These liabilities include accounts payable as of June 30, 2017 and December 31, 2016 of $22,196 and $14,873, respectively; distributions payable to noncontrolling interests and redeemable noncontrolling interests as of June 30, 2017 and December 31, 2016 of $13,213 and $10,654, respectively; accrued expenses and other liabilities as of June 30, 2017 and December 31, 2016 of $1,471 and $782, respectively; deferred revenue as of June 30, 2017 and December 31, 2016 of $444,103 and $422,685, respectively; deferred grants as of June 30, 2017 and December 31, 2016 of $106,933 and $109,034, respectively; and long-term non-recourse debt as of June 30, 2017 and December 31, 2016 of $172,020 and $58,983, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

Sunrun Inc.
Consolidated Statements of Operations
(In Thousands, Except Per Share Amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenue:
Operating leases and incentives	$65,337	$45,394	$113,435	$79,934
Solar energy systems and product sales	72,511	77,144	128,530	141,347
Total revenue	137,848	122,538	241,965	221,281
Operating expenses:
Cost of operating leases and incentives	47,114	38,608	91,450	76,708
Cost of solar energy systems and product sales	60,938	61,600	110,369	119,112
Sales and marketing	32,784	43,716	64,460	86,904
Research and development	3,710	2,373	6,706	4,836
General and administrative	25,230	23,614	49,851	46,862
Amortization of intangible assets	1,051	1,051	2,102	2,103
Total operating expenses	170,827	170,962	324,938	336,525
Loss from operations	(32,979)	(48,424)	(82,973)	(115,244)
Interest expense, net	16,602	13,063	31,879	24,578
Other expenses (income), net	208	30	683	(502)
Loss before income taxes	(49,789)	(61,517)	(115,535)	(139,320)
Income tax expense	15,453	3,210	22,791	3,210
Net loss	(65,242)	(64,727)	(138,326)	(142,530)
Net loss attributable to noncontrolling interests and redeemable noncontrolling interests	(90,364)	(97,370)	(176,175)	(188,307)
Net income available to common stockholders	$25,122	$32,643	$37,849	$45,777
Net income per share available to common stockholders
Basic	$0.24	$0.32	$0.36	$0.45
Diluted	$0.23	$0.31	$0.35	$0.44
Weighted average shares used to compute net income per share available to common stockholders
Basic	105,093	101,969	104,568	101,621
Diluted	107,347	104,768	106,911	104,494

The accompanying notes are an integral part of these consolidated financial statements.

Sunrun Inc.
Consolidated Statements of Comprehensive Income
(In Thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income attributable to common stockholders	$25,122	$32,643	$37,849	$45,777
Other comprehensive income:
Unrealized loss on derivatives, net of income taxes	(3,709)	165	(4,473)	(5,633)
Less interest expense on derivatives recognized into earnings, net of income taxes	(340)	(120)	(904)	(645)
Comprehensive income	$21,753	$32,928	$34,280	$40,789

Sunrun Inc.
Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Six Months Ended June 30,
	2017	2016
Operating activities:
Net loss	$(138,326)	$(142,530)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization, net of amortization of deferred grants	65,282	46,564
Deferred income taxes	22,788	3,210
Stock-based compensation expense	11,389	8,647
Noncash interest expense	9,481	5,335
Interest on lease pass-through financing obligations	5,949	6,019
Reduction in lease pass-through financing obligations	(9,162)	(9,491)
Other noncash losses and expenses	4,590	2,924
Changes in operating assets and liabilities:
Accounts receivable	(4,215)	3,884
Inventories	14,582	(16,839)
Prepaid and other assets	(2,854)	(2,760)
Accounts payable	2,636	(9,889)
Accrued expenses and other liabilities	(11,283)	3,218
Deferred revenue	(4,314)	3,295
Net cash used in operating activities	(33,457)	(98,413)
Investing activities:
Payments for the costs of solar energy systems, leased and to be leased	(356,726)	(332,472)
Purchases of property and equipment	(4,464)	(8,208)
Business acquisition, net of cash acquired	—	(5,000)
Net cash used in investing activities	(361,190)	(345,680)
Financing activities:
Proceeds from state tax credits, net of recapture	13,171	9,123
Proceeds from issuance of recourse debt	91,400	257,400
Repayment of recourse debt	(88,400)	(212,000)
Proceeds from issuance of non-recourse debt	199,525	189,746
Repayment of non-recourse debt	(84,830)	(16,543)
Payment of debt fees	(4,955)	(12,277)
Proceeds from lease pass-through financing obligations	3,062	12,805
Contributions received from noncontrolling interests and redeemable noncontrolling interests	303,545	239,621
Distributions paid to noncontrolling interests and redeemable noncontrolling interests	(24,635)	(18,257)
(Payments) proceeds from exercises of stock options, net of withholding taxes on restricted stock units and issuance of shares in connection with the Employee Stock Purchase Plan	(425)	3,616
Offering costs paid related to initial public offering	—	(437)
Payment of capital lease obligations	(5,262)	(6,416)
Change in restricted cash	(2,592)	1,068
Net cash provided by financing activities	399,604	447,449

Net change in cash	4,957	3,356
Cash, beginning of period	206,364	203,864
Cash, end of period	$211,321	$207,220
Supplemental disclosures of cash flow information
Cash paid for interest	$17,434	$10,676
Cash paid for taxes	$—	$—
Supplemental disclosures of noncash investing and financing activities
Purchases of solar energy systems and property and equipment included in accounts payable and accrued expenses	$25,284	$15,586
Purchases of solar energy systems included in non-recourse debt	$12,873	$—
Distributions payable to noncontrolling interests and redeemable noncontrolling interests	$13,212	$8,515
Vehicles acquired under capital leases	$94	$10,914

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

Note 2. Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. As such, these unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s annual report on Form 10-K for the year ended December 31, 2016. The unaudited consolidated financial statements are prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments (all of which are considered of normal recurring nature) considered necessary to present fairly the Company’s financial results. The results of the six months ended June 30, 2017 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2017 or other future periods.
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
Revenues from external customers (including, but not limited to homeowners) for each group of similar products and services are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Operating leases	$47,034	$32,980	$82,096	$58,307
Incentives	18,303	12,414	31,339	21,627
Operating leases and incentives	65,337	45,394	113,435	79,934

Solar energy systems	28,078	35,878	48,697	66,070
Products	44,433	41,266	79,833	75,277
Solar energy systems and product sales	72,511	77,144	128,530	141,347
Total revenue	$137,848	$122,538	$241,965	$221,281
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
Recently Issued and Adopted Accounting Standards
In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09 Revenue from Contracts with Customers (Topic 606). The standard establishes a single revenue recognition model for all contracts with customers, eliminates industry specific requirements, and expands disclosure requirements. This ASU is effective for the Company for annual reporting periods beginning after December 15, 2017 including the interim reporting periods within that fiscal year. Adoption of this ASU is either retrospective to each prior period presented or retrospective with a cumulative adjustment to retained earnings or accumulated deficit as of the adoption date.
The Company currently accounts for Customer Agreements pursuant to ASC 840, Leases. The Company currently believes the adoption of ASC 842, Leases ("ASC 842") will cause Customer Agreements to be accounted for under ASC 606. As such, the Company is considering adopting ASC 842 simultaneously with its adoption of ASC 606.
Under ASC 606, total consideration for Customer Agreements, including price escalators, may be recognized ratably over the term of the Customer Agreement. Customer Agreements with a prepaid element may include a significant financing component which will increase total consideration and interest expense using the effective interest rate method. The Company expects to accelerate the timing of revenue recognition for certain incentives recognized under "Operating leases and incentives." The accounting is not expected to materially differ for revenue currently recognized as "Solar energy systems and product sales."
The Company is continuing to assess the impact of such changes, as well as other potential impacts of the revenue and lease standards. The Company has a project plan in place to meet the requirements of these standards using internal resources and consultants. The Company has completed its initial assessment and is currently performing contract reviews and developing a preliminary accounting policy.
In February 2016, the FASB issued ASU No. 2016-02 to replace existing lease guidance with ASC 842, Leases. ASC 842 changes how the definition of a lease is applied and judgment may be required in applying the definition of a lease to certain arrangements. The new standard may result in certain contracts no longer being leases. For lessees, the standard requires all leases with an initial term greater than one year be recorded on the balance sheet as an asset and a lease liability. This ASU is effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. Early adoption is permitted. Adoption of this ASU is applied using a modified retrospective approach.
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

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230), Restricted Cash, which requires a statement of cash flows to present the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash and restricted cash equivalents. This ASU is effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years. Early adoption is permitted. Adoption of this ASU is applied using a retrospective approach. As a result, the Company will no longer present transfers between cash and restricted cash in the consolidated cash flow statements upon adoption in the first quarter of 2018.
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
In May 2017, the FASB issued ASU 2017-09, Compensation – Stock Compensation, Scope of Modification Accounting, which requires entities to apply modification accounting guidance when there are changes in the terms or conditions of a share-based payment award unless all of the following conditions are met: (i) the fair value of the modified award is the same as the fair value of the original award immediately before modification, (ii) the vesting conditions of the modified award are the same as the original award immediately before modification, and (iii) the classification of the modified award is the same as the original award immediately before modification. The Company early adopted the new ASU effective April 1, 2017, on a prospective basis.

Note 3. Fair Value Measurement
At June 30, 2017 and December 31, 2016, the carrying value of receivables, accounts payable, accrued expenses and distributions payable to noncontrolling interests approximates fair value due to their short-term nature. The carrying values and fair values of debt instruments are as follows (in thousands):

	June 30, 2017		December 31, 2016
	Carrying Value	Fair Value	Carrying Value	Fair Value
Lines of credit	$486,300	$486,300	$489,200	$489,200
Syndicated term loans	309,713	309,713	189,989	189,989
Bank term loans	94,040	93,380	81,307	80,542
Note payable	38,328	38,459	36,232	35,396
Solar asset-backed notes	98,851	104,323	101,295	102,869
Total	$1,027,232	$1,032,175	$898,023	$897,996
At June 30, 2017 and December 31, 2016, the fair value of the Company’s lines of credit, syndicated term loans and certain bank term loans approximate their carrying values because their interest rates are variable rates that approximate rates currently available to the Company. At June 30, 2017 and December 31, 2016, the fair value of the Company’s other debt instruments are based on rates currently offered for debt with similar maturities and terms. The Company’s fair value of the debt instruments fell under the Level 3 hierarchy. These valuation approaches involve some level of management estimation and judgment, the degree of which is dependent on the price transparency for the instruments or market.

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
At June 30, 2017 and December 31, 2016, financial instruments measured at fair value on a recurring basis, based upon the fair value hierarchy are as follows (in thousands):

	June 30, 2017
	Level 1	Level 2	Level 3	Total
Derivative assets:
Interest rate swaps	$—	$5,059	$—	$5,059
Total	$—	$5,059	$—	$5,059
Derivative liabilities:
Warrants	$—	$—	$7	$7
Total	$—	$—	$7	$7

	December 31, 2016
	Level 1	Level 2	Level 3	Total
Derivative assets:
Interest rate swaps	$—	$1,632	$—	$1,632
Total	$—	$1,632	$—	$1,632
Derivative liabilities:
Warrants	$—	$—	$20	$20
Total	$—	$—	$20	$20

Note 4. Inventories
Inventories consist of the following (in thousands):

	June 30, 2017	December 31, 2016
Raw materials	$48,681	$62,037
Work-in-process	4,063	5,289
Total	$52,744	$67,326

Note 5. Solar Energy Systems, net
Solar energy systems, net consists of the following (in thousands):

	June 30, 2017	December 31, 2016
Solar energy system equipment costs	$2,793,188	$2,459,856
Inverters	287,833	260,011
Initial direct costs	134,325	117,587
Total solar energy systems	3,215,346	2,837,454
Less: accumulated depreciation and amortization	(359,288)	(303,305)
Add: construction-in-progress	95,202	95,217
Total solar energy systems, net	$2,951,260	$2,629,366
All solar energy systems, construction-in-progress and inverters have been leased to or are subject to signed Customer Agreements with customers. The Company recorded depreciation expense related to solar energy systems of $29.2 million and $22.5 million for the three months ended June 30, 2017 and 2016, respectively, and $56.8 million and $42.9 million for the six months ended June 30, 2017 and 2016, respectively. The depreciation expense was reduced by the amortization of deferred grants of $1.8 million and $3.4 million for the three months ended June 30, 2017 and 2016, respectively, and $3.8 million and $7.4 million for the six months ended June 30, 2017 and 2016, respectively.

Note 6. Indebtedness
As of June 30, 2017, debt consisted of the following (in thousands, except percentages):

	Carrying Values, net of debt discount			Unused Borrowing Capacity	Annual Contractual Interest Rate	Interest Rate	Maturity Date
	Current	Long Term	Total
Recourse debt:
Bank line of credit	$247,000	$—	$247,000	$406	Varies (1)	4.33% - 4.46%	April 2018
Total recourse debt	$247,000	$—	$247,000	$406
Non-recourse debt:
Term loan	—	121,532	121,532	12	Varies (2)	3.74% - 3.97%	April 2024
Line of credit (Aggregation Facility)	—	239,300	239,300	8,500	Varies (3)	3.67% - 3.72%	December 2020
Term Loan and Term Loan B	2,606	39,553	42,159	—	Varies (4)	6.17%	December 2020 and 2021
Term Loan A	568	145,454	146,022	5,000	Varies (5)	3.92%	December 2021
Bank term loans	1,530	32,307	33,837	—	LIBOR + 2.25%	3.48%	September 2022
					LIBOR + 3.00%	4.30%	September 2022
Bank term loan	8,929	24,507	33,436	—	Varies (6)	6.70% - 10.20%	July 2021
Bank term loan	1,402	25,365	26,767	—	4.50%	4.50%	April 2022
Solar asset-backed notes	3,848	95,003	98,851	—	4.40% - Class A	4.40%	July 2024
					5.38% - Class B	5.38%	July 2024
Note payable	—	38,328	38,328	—	12.00%	12.00%	December 2018
Total non-recourse debt	18,883	761,349	780,232	13,512
Total debt	$265,883	$761,349	$1,027,232	$13,918
As of December 31, 2016, debt consisted of the following (in thousands, except percentages):

	Carrying Values, net of debt discount			Unused Borrowing Capacity	Annual Contractual Interest Rate	Interest Rate	Maturity Date
	Current	Long Term	Total
Recourse debt:
Bank line of credit	$—	$244,000	$244,000	$3,406	Varies (1)	3.96% - 5.75%	April 2018
Total recourse debt	$—	$244,000	$244,000	$3,406
Non-recourse debt:
Line of credit (Aggregation Facility)	—	245,200	245,200	9,300	Varies (3)	2.93% - 3.39%	December 2020
Term Loan and Term Loan B	116	42,870	42,986	—	Varies (4)	6.00%	December 2020 December 2021
Term Loan A	616	146,387	147,003	5,000	Varies (5)	3.64%	December 2021
Bank term loan	1,074	21,249	22,323	—	LIBOR + 2.25%	2.86%	September 2022
Bank term loan	7,286	23,802	31,088	1,032	Varies (6)	6.25% - 9.94%	July 2021
Bank term loan	1,331	26,565	27,896	—	4.50%	4.50%	April 2022
Solar asset-backed notes	3,730	97,565	101,295	—	4.40% - Class A	4.40%	July 2024
					5.38% - Class B	5.38%	July 2024
Note payable	—	36,232	36,232	—	12.00%	12.00%	December 2018
Total non-recourse debt	14,153	639,870	654,023	15,332
Total debt	$14,153	$883,870	$898,023	$18,738

(1)	Loans under the facility bear interest at LIBOR +3.25% per annum or the Base Rate +2.25% per annum. The Base Rate is the highest of the Federal Funds Rate +0.50%, the Prime Rate, or LIBOR +1.00%.

(2)	Loans under the facility bear interest at LIBOR +2.75% per annum for the initial four-year period for LIBOR loans or the Base Rate +1.75% per annum for Base Rate Loans.

(3)	Loans under the facility bear interest at LIBOR +2.50% per annum for the initial three-year revolving availability period, stepping up to LIBOR +2.75% per annum in the following two-year period.

(4)
Term loan under the facility bears interest at LIBOR +5.00% per annum for the first three-year period, stepping up to LIBOR +6.50% per annum thereafter. Term loan B under the facility bears interest at LIBOR +5.00% per annum.

(5)	Loan under the facility bears interest at LIBOR +2.75% per annum, stepping up to LIBOR +3.00% per annum on the fourth anniversary.

(6)	Loans under the facility bear interest at LIBOR +5.50% per annum for contracted SRECs and LIBOR +9.00% per annum for uncontracted SRECs.
Bank Line of Credit
The Company has outstanding borrowings under a syndicated working capital facility with banks for a total commitment of up to $250.0 million. The working capital facility is secured by substantially all of the unencumbered assets of the Company, as well as ownership interests in certain subsidiaries of the Company.
Under the terms of the working capital facility, the Company is required to meet various restrictive covenants, such as the completion and presentation of audited consolidated financial statements, maintaining a minimum unencumbered liquidity of at least $25.0 million in the aggregate as of the last day of each calendar month and maintaining a modified interest coverage ratio of 2.00 or greater, measured quarterly as of the last day of each quarter. The Company was in compliance with all debt covenants as of June 30, 2017.
As of June 30, 2017, the balance under this facility was $247.0 million with a maturity date in April 2018. As of June 30, 2017, the Company’s cash balance was $211.3 million and as such, the Company does not currently have the funds required to fully repay the debt. As this facility has a three year term, the Company is in the process of negotiating refinancing options and plans to extend the maturity date of the facility. Although there is no assurance that the Company will be able to do so, the Company believes that it is probable that it will be able to extend or otherwise refinance the facility prior to maturity.
Syndicated Credit Facilities
Each of the Company's syndicated credit facilities contain customary covenants including the requirement to maintain certain financial measurements and provide lender reporting. Each of the syndicated credit facilities also contain certain provisions in the event of default which entitle lenders to take certain actions including acceleration of amounts due under the facilities and acquisition of membership interests and assets that are pledged to the lenders under the terms of the credit facilities. The Company was in compliance with all debt covenants as of June 30, 2017.
Term loan due in April 2024
In May 2017, a subsidiary of the Company entered into an arrangement for senior secured credit facilities that was syndicated with various lenders. The credit facilities totaled $202.0 million and consisted of a $195.0 million delayed draw term loan facility and a $7.0 million revolving debt service reserve letter of credit facility. The amount outstanding at June 30, 2017 was $121.5 million. The facilities are non-recourse to the Company and are secured by net cash flows from Customer Agreements and solar renewable energy credits ("SRECs"), less certain operating, maintenance and other expenses which are available to the borrower after distributions to tax equity investors. Prepayments are permitted under the delayed draw term loan facility.
Line of credit (Aggregation Facility) and Term Loan
As of June 30, 2017, certain subsidiaries of the Company have an outstanding balance of $261.8 million on secured credit facilities agreements, as amended, with a syndicate of banks. The facilities include a revolving aggregation facility (“Aggregation Facility”), a term loan (“Term Loan”) and a revolving debt service reserve letter of credit facility. The facilities are non-recourse to the Company and are secured by net cash flows of certain subsidiaries from Customer Agreements, less certain operating, maintenance and other expenses which are available to the borrowers after distributions to tax equity investors. Term Loan prepayment penalties range from 0% - 1% depending on the timing of the prepayment.
Term Loan A and Term Loan B
As of June 30, 2017, certain subsidiaries of the Company have an outstanding balance of $165.7 million on secured credit facilities agreements with a syndicate of banks. These facilities include a senior term loan (“Term Loan A”) and a subordinated term loan (“Term Loan B”). In addition, the credit facilities also include a working capital revolver commitment and a revolving debt service reserve letter of credit facility which draws are solely for the purpose of satisfying the required debt service reserve amount if necessary. The facilities are non-recourse to the Company and are secured by net cash flows of certain subsidiaries from Customer Agreements, less certain operating, maintenance and other expense which are available to the borrowers after distributions to tax equity investors. Prepayments are permitted under Term Loan A and Term Loan B at par without premium or penalty.
Bank Term Loans
Bank term loans due in September 2022
As of June 30, 2017, a subsidiary of the Company has an outstanding balance of $12.8 million on a non-recourse loan. The loan is secured by substantially all of the assets of a subsidiary including this subsidiary’s membership interests and assets in its investment funds. The loan contains certain provisions in the event of default which entitles the lender to take certain actions including acceleration of amounts due under the loan. The Company was in compliance with all debt covenants as of June 30, 2017.
As of June 30, 2017, a subsidiary of the Company has an outstanding balance of $21.0 million on a secured, non-recourse loan agreement. The loan will be repaid through cash flows from a lease pass-through arrangement previously entered into by the Company. The loan agreement contains customary covenants including the requirement to maintain certain financial measurements and provide lender reporting. The loan also contains certain provisions in the event of default which entitles the lender to take certain actions including acceleration of amounts due under the loan. The Company was in compliance with all debt covenants as of June 30, 2017.
Bank term loan due in July 2021
As of June 30, 2017, a subsidiary of the Company has an outstanding balance of $33.4 million on a secured credit agreement. The facility is non-recourse to the Company and is secured by substantially all of the assets of the subsidiary, including its rights in and the net cash flows from the generation of contracted and uncontracted SRECs by certain subsidiaries. The facility contains customary covenants including the requirement to provide lender reporting. The Company guarantees the delivery of SRECs on the subsidiary’s underlying contracts in the event of a delivery shortfall pursuant to the SREC contracts with counterparties. The Company does not guarantee payments of principal or interest on the loan. The credit facility also contains certain provisions in the event of default which entitles the lender to take certain actions including acceleration of amounts due under the facilities. The Company was in compliance with all debt covenants as of June 30, 2017.
Bank term loan due in April 2022
As of June 30, 2017, a subsidiary of the Company has an outstanding balance of $26.8 million on a term loan. The loan is secured by the assets and related cash flow of this subsidiary and is non-recourse to the Company’s other assets. The Company was in compliance with all debt covenants as of June 30, 2017.
Solar Asset-Backed Notes
As of June 30, 2017, a subsidiary of the Company has an outstanding balance of $98.9 million on solar asset-backed notes ("Notes") secured by associated customer contracts (“Solar Assets”) held by a special purpose entity (“Issuer”). As of June 30, 2017 and December 31, 2016, these Solar Assets had a carrying value of $177.4 million and $181.8 million, respectively, and are included under solar energy systems, net, in the consolidated balance sheets. The Notes were issued at a discount of 0.08%.
In connection with the transaction, the Company modified two lease pass-through arrangements with an investor. The modified lease-pass through arrangements require the majority of the cash flows generated by the

Solar Assets to be passed on to the Issuer through monthly lease payments from the Fund investor. Those cash flows are used to service the monthly principal of the Notes and interest payments and satisfy the Issuer’s expenses, and any residual cash flows are retained by the Fund investor and recorded as a reduction in the remaining financing obligation. The Company recognizes revenue earned from the associated Customer Agreements in accordance with the Company’s revenue recognition policy. The assets and cash flows generated by the Solar Assets are not available to the other creditors of the Company, and the creditors of the Issuer, including the Note holders, have no recourse to the Company’s other assets. The Company was in compliance with all debt covenants as of June 30, 2017.
Notes Payable
As of June 30, 2017, a subsidiary of the Company has an outstanding balance of $38.3 million on a note purchase agreement with an investor for the issuance of senior notes. On the last business day of each quarter, commencing with March 31, 2014, to the extent the Company’s subsidiary has insufficient funds to pay the full amount of the stated interest of the outstanding loan balance, a payment-in-kind (“PIK”) interest rate of 12% is accrued and added to the outstanding balance. As of June 30, 2017 and December 31, 2016, the portion of the outstanding loan balance that related to PIK interest was $11.5 million and $9.5 million, respectively. The senior notes are secured by the assets and related cash flows of certain of the Company’s subsidiaries and are non-recourse to the Company’s other assets. The Company was in compliance with all debt covenants as of June 30, 2017.

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
The interest rate swaps have been designated as cash flow hedges. The credit risk adjustment associated with these swaps is the risk of non-performance by the counterparties to the contracts. In the six months ended June 30, 2017, the hedge relationships on the Company’s interest rate swaps have been assessed as highly effective as the critical terms of the interest rate swaps match the critical terms of the underlying forecasted hedged transactions. Accordingly, changes in the fair value of these derivatives are recorded as a component of accumulated other comprehensive income, net of income taxes. Changes in the fair value of these derivatives are subsequently reclassified into earnings, and are included in interest expense, net in the Company’s statements of operations, in the period that the hedged forecasted transactions affects earnings.
The Company recorded an unrealized loss of $3.7 million and $4.5 million for the three and six months ended June 30, 2017 respectively, net of applicable tax benefit of $2.4 million and $2.9 million, respectively. The Company recorded an unrealized gain of $0.2 million and an unrealized loss of $5.6 million for the three and six months ended June 30, 2016 respectively, net of applicable tax benefit of $3.6 million for the three and six months ended June 30, 2016. The Company recognized interest expense on derivatives into earnings of $0.3 million and $0.9 million for the three and six months ended June 30, 2017, respectively, net of tax expense of $0.2 million and $0.6 million, respectively. The Company recognized interest expense on derivatives into earnings of $0.1 million and $0.6 million for the three and six months ended June 30, 2016, respectively, net of tax benefit of $0.4 million for the three and six months ended June 30, 2016. During the next twelve months, the Company estimates that an additional $2.1 million will be reclassified as an increase to interest expense. There were no undesignated derivative instruments recorded by the Company as of June 30, 2017.

At June 30, 2017, the Company had designated derivative instruments classified as derivative assets as reported in other assets of $0.3 million and derivative liabilities as reported in other liabilities of $5.3 million in the Company’s balance sheet. At December 31, 2016, the Company had designated derivative instruments classified as derivative assets as reported in other assets of $1.6 million in the Company’s balance sheet. At June 30, 2017, the Company had the following derivative instruments (in thousands, other than quantity and interest rates):

Type	Quantity	Maturity Dates	Hedge Interest Rates	Notional Amount	Fair Market Value
Interest rate swap	1	8/31/2022	1.27% - 1.29%	$16,563	$315
Interest rate swap	1	9/30/2022	2.37%	$12,610	$(243)
Interest rate swaps	4	4/30/2024	2.16% - 2.25%	$96,544	$(909)
Interest rate swaps	2	10/31/2024	2.62% - 2.69%	$62,633	$(1,297)
Interest rate swaps	4	10/31/2028	2.17% - 2.18%	$125,100	$(43)
Interest rate swap	1	9/30/2031	3.23%	$9,905	$(231)
Interest rate swaps	5	7/31/2034	2.48% - 3.04%	$144,379	$(1,223)
Interest rate swaps	5	7/31/2035	2.56% - 2.95%	$132,432	$(1,428)

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
Under these lease pass-through arrangements, wholly owned subsidiaries of the Company finance the cost of solar energy systems with investors for an initial term of 20 – 25 years. The solar energy systems are subject to Customer Agreements with an initial term not exceeding 20 years. These solar energy systems are reported under the line item solar energy systems, net in the consolidated balance sheets. As of June 30, 2017 and December 31, 2016, the cost of the solar energy systems placed in service under the lease pass-through arrangements was $494.0 million and $494.9 million, respectively. The accumulated depreciation related to these assets as of June 30, 2017 and December 31, 2016 was $59.8 million and $50.8 million, respectively.
In 2015, the Company entered into a lease pass-through arrangement and in connection with this arrangement, the Company agreed to defer a portion (up to 25%) of the amounts required to be paid upfront under the arrangement through a loan between an indirect wholly owned subsidiary of the Company and a subsidiary of the Fund investor. The loan is collateralized by the related cash flows assigned to the Fund investor. There is a legal right to offset the loan if an event of default has occurred. Therefore, the lease pass-through financing obligation related to this arrangement is recorded net of the loan. As of June 30, 2017 and December 31, 2016, the loan amount was $21.9 million and $23.2 million, respectively.

Note 9. VIE Arrangements
The Company consolidated various VIEs at June 30, 2017 and December 31, 2016. The carrying amounts and classification of the VIEs’ assets and liabilities included in the consolidated balance sheets are as follows (in thousands):

	June 30, 2017	December 31, 2016
Assets
Current assets
Cash	$108,039	$120,728
Restricted cash	3,574	1,680
Accounts receivable, net	27,547	20,771
Prepaid expenses and other current assets	235	242
Total current assets	139,395	143,421
Solar energy systems, net	2,237,670	1,920,330
Other assets	2,159	1,481
Total assets	$2,379,224	$2,065,232
Liabilities
Current liabilities
Accounts payable	$22,196	$14,873
Distributions payable to noncontrolling interests and redeemable noncontrolling interests	13,213	10,654
Accrued expenses and other liabilities	1,471	782
Deferred revenue, current portion	27,468	25,827
Deferred grants, current portion	3,623	3,644
Long-term non-recourse debt, current portion	10,331	8,616
Total current liabilities	78,302	64,396
Deferred revenue, net of current portion	416,635	396,858
Deferred grants, net of current portion	103,310	105,390
Long-term non-recourse debt, net of current portion	161,689	50,367
Other liabilities	2,337	—
Total liabilities	$762,273	$617,011
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

Note 10. Redeemable Noncontrolling Interests and Equity
The changes in redeemable noncontrolling interests, total stockholders’ equity and noncontrolling interests were as follows (in thousands):

	Redeemable Noncontrolling Interests	Total Stockholders' Equity	Noncontrolling Interests	Total Equity
Balance — January 1, 2017	$137,907	$672,961	$251,225	$924,186
Exercise of stock options	—	529	—	529
Issuance of restricted stock units, net of tax withholdings	—	(2,099)	—	(2,099)
Shares issued in connection with the Employee Stock Purchase Plan	—	1,145	—	1,145
Stock based compensation	—	11,416	—	11,416
Contributions from noncontrolling interests and redeemable noncontrolling interests	75,169	—	231,123	231,123
Distributions to noncontrolling interests and redeemable noncontrolling interests	(7,666)	—	(19,527)	(19,527)
Cumulative effect of adoption of new ASUs	—	2,996	—	2,996
Net income (loss)	(42,333)	37,848	(133,842)	(95,994)
Other comprehensive loss, net of taxes	—	(3,569)	—	(3,569)
Balance — June 30, 2017	$163,077	$721,227	$328,979	$1,050,206
The carrying value of redeemable noncontrolling interests was greater than the redemption value except for six and four Funds at June 30, 2017 and December 31, 2016, respectively, where the carrying value has been adjusted to the redemption value.

Note 11. Stock-Based Compensation
Stock Options
The following table summarizes the activity for all stock options under all of the Company’s equity incentive plans for the six months ended June 30, 2017 (shares and aggregate intrinsic value in thousands):

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at January 1, 2017	12,897	$5.94	7.49
Granted	4,585	5.03
Exercised	(207)	2.49
Cancelled	(524)	7.82
Outstanding at June 30, 2017	16,751	$5.68	7.75	$32,028

Options vested and exercisable at June 30, 2017	7,961	$5.40	6.34	$18,378

Restricted Stock Units
The following table summarizes the activity for all restricted stock units (“RSUs”) under all of the Company’s equity incentive plans for the six months ended June 30, 2017 (shares in thousands):

	Number of Awards	Weighted Average Grant Date Fair Value
Unvested balance at January 1, 2017	4,106	$6.87
Granted	2,887	5.10
Issued	(538)	6.15
Forfeited	(644)	5.79
Unvested balance at June 30, 2017	5,811	$6.13
Employee Stock Purchase Plan
In the quarter ended June 30, 2017, the Company modified the Company's 2015 Employee Stock Purchase Plan ("ESPP") by increasing the offering period to 24 months with four six month purchase periods and increasing the maximum number of shares an eligible employee can purchase during a purchase period to 10,000 shares. Each purchase period begins on the first trading day on or after May 15 and November 15 of each year. Employees may purchase a limited number of shares of the Company’s common stock via regular payroll deductions at a discount of 15% of the lower of the fair market value of the Company’s common stock on the first trading date of each offering period or on the exercise date. Employees may deduct up to 15% of payroll, with a cap of $25,000 of fair market value of shares in any calendar year.
Stock-Based Compensation Expense
The Company recognized stock-based compensation expense, including ESPP expenses, in the consolidated statements of operations as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Cost of operating leases and incentives	$1,110	$632	$1,861	$839
Cost of solar energy systems and product sales	156	117	270	198
Sales and marketing	807	1,890	2,724	3,508
Research and development	186	149	335	246
General and administration	3,256	2,050	6,199	3,856
Total	$5,515	$4,838	$11,389	$8,647

Note 12. Income Taxes
The income tax expense rate for the three and six months ended June 30, 2017 was (31.0)% and (19.7)%, respectively. The income tax expense rate for the three and six months ended June 30, 2016 was (5.2)% and (2.3)%, respectively, The differences between the actual consolidated effective income tax rate and the U.S. federal statutory rate were primarily attributable to the allocation of losses on noncontrolling interests and redeemable noncontrolling interests, which assumes a hypothetical liquidation of these partnerships as of the reporting dates.
The Company sells solar energy systems to investment Funds. As the investment Funds are consolidated by the Company, the gain on the sale of the assets has been eliminated in the consolidated financial statements. These transactions are treated as intercompany sales and any tax expense incurred related to these sales prior to fiscal year 2017 was deferred. As described in Note 2, Summary of Significant Accounting Policies – Recently Issued Accounting Standards, ASU 2016-16, Intra-Entity Transfers of Assets Other Than Inventory, requires entities to recognize income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. As a result, a reporting entity would recognize the tax expense from the sale of assets in the seller’s tax jurisdiction when the transfer occurs, even though the pre-tax effects of the transaction are eliminated in the consolidated financial statements. Any deferred tax asset that arises in the buyer’s jurisdiction would also be recognized at the time of the transfer. As the Company sells solar energy systems to Funds, the Company will record the current tax effect of the gain on the sale as well as a deferred tax asset related to the Company’s increased tax basis in the partnership as a result of the sale. As a result of the adoption of ASU 2016-16, the Company recognized in retained earnings the reversal of the net prepaid tax assets of $378.5 million previously recorded for the tax deferral, and recognized gross a deferred tax asset of $378.2 million at January 1, 2017.
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
Uncertain Tax Positions
As of June 30, 2017 and December 31, 2016, the Company had $1.5 million of unrecognized tax benefits related to an acquisition in 2015. In addition, there was $0.4 million and $0.3 million of interest and penalties for uncertain tax positions as of June 30, 2017 and December 31, 2016, respectively. The Company does not have any tax positions for which it is reasonably possible that the total amount of gross unrecognized benefits will increase or decrease within the next 12 months. The Company is subject to taxation and files income tax returns in the United States, and various state and local jurisdictions. Due to the Company’s net losses, substantially all of its federal, state and local income tax returns since inception are still subject to audit.
Net Operating Loss Carryforwards
As a result of the Company’s net operating loss carryforwards as of June 30, 2017 and December 31, 2016, the Company does not expect to pay income tax, including in connection with its income tax provision for the six months ended June 30, 2017 until the Company’s net operating losses are fully utilized. As of December 31, 2016, the Company’s federal and state net operating loss carryforwards were $571.3 million and $524.9 million, respectively. If not utilized, the federal net operating loss will begin to expire in the year 2028 and the state net operating losses will begin to expire in the year 2024.

Note 13. Commitments and Contingencies
Letters of Credit
As of June 30, 2017 and December 31, 2016, the Company had $11.2 million and $6.2 million, respectively, of unused letters of credit outstanding, which carry fees of 2.50% - 3.00% per annum and 2.50% per annum, respectively.
Non-cancellable Operating Leases
The Company leases facilities and equipment under non-cancellable operating leases. Total operating lease expenses were $3.2 million and $2.9 million for the three months ended June 30, 2017 and 2016, respectively, and $6.3 million and $5.6 million for the six months ended June 30, 2017 and 2016, respectively.
Certain operating leases contain rent escalation clauses, which are recorded on a straight-line basis over the initial term of the lease with the difference between the rent paid and the straight-line rent recorded as a deferred rent liability. Lease incentives received from landlords are recorded as deferred rent liabilities and are amortized on a straight-line basis over the lease term as a reduction to rent expense. Deferred rent liabilities were $2.7 million and $2.9 million as of June 30, 2017 and December 31, 2016, respectively.
Capital Lease Obligations
As of June 30, 2017 and December 31, 2016, capital lease obligations were $17.3 million and $23.0 million, respectively. The capital lease obligations bear interest at rates up to 10% per annum.

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
ITC and Cash Grant Indemnification
The Company is contractually committed to compensate certain investors for any losses that they may suffer in certain limited circumstances resulting from reductions in ITCs or U.S. Treasury grants. Generally, such obligations would arise as a result of reductions to the value of the underlying solar energy systems as assessed by the Internal Revenue Service (the “IRS”) or U.S. Treasury Department. At each balance sheet date, the Company assesses and recognizes, when applicable, the potential exposure from this obligation based on all the information available at that time, including any audits undertaken by the IRS. The Company believes that this obligation is not probable based on the facts known as of the filing date of this Quarterly Report on Form 10-Q. The maximum potential future payments that the Company could have to make under this obligation would depend on the difference between the fair values of the solar energy systems sold or transferred to the Funds as determined by the Company and the values the IRS would determine as the fair value for the systems for purposes of claiming ITCs. ITCs are claimed based on the statutory regulations from the IRS. The Company uses fair values determined with the assistance of an independent third-party appraisal as the basis for determining the ITCs that are passed-through to and claimed by the Fund investors. Since the Company cannot determine how the IRS will evaluate system values used in claiming ITCs, the Company is unable to reliably estimate the maximum potential future payments that it could have to make under this obligation as of each balance sheet date.
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
On April 13, 2016, a purported shareholder class action captioned Pytel v. Sunrun Inc., et al., Case No. CIV 538215, was filed in the Superior Court of California, County of San Mateo, against the Company, certain of the Company’s directors and officers, the underwriters of the Company’s initial public offering and certain other defendants. The complaint generally alleges that the defendants violated Sections 11, 12 and 15 of the Securities

Act of 1933 by making false or misleading statements in connection with the Company’s August 5, 2015 initial public offering regarding the continuation of net metering programs. The plaintiffs seek to represent a class of persons who acquired the Company’s common stock pursuant or traceable to the initial public offering. Plaintiffs seek compensatory damages, including interest, rescission or rescissory damages, an award of reasonable costs and attorneys’ fees, and any equitable or injunctive relief deemed appropriate by the court. On April 21, 2016, a purported shareholder class action captioned Mancy v. Sunrun Inc., et al., Case No. CIV 538303, was filed in the Superior Court of California, County of San Mateo. On April 22, 2016, a purported shareholder class action captioned Brown et al. v. Sunrun Inc., et al., Case No. CIV 538311, was filed in the Superior Court of California, County of San Mateo. On April 29, 2016, a purported shareholder class action captioned Baker et al. v. Sunrun Inc., et al., Case No. CIV 538419, was filed in the Superior Court of California, County of San Mateo. On May 10, 2016, a purported shareholder class action captioned Nunez v. Sunrun Inc., et al., Case No. CIV 538593, was filed in the Superior Court of California, County of San Mateo. On June 10, 2016, a purported shareholder class action captioned Steinberg v. Sunrun Inc., et al., Case No. 539064, was filed in the Superior Court of California, County of San Mateo. The Mancy, Brown, Baker, Nunez and Steinberg complaints are substantially similar to the Pytel complaint, and seek similar relief against similar defendants on behalf of the same purported class.
On April 21, 2016, a purported shareholder class action captioned Cohen, et al. v. Sunrun Inc., et al., Case No. CIV 538304, was filed in the Superior Court of California, County of San Mateo, against the Company, certain of the Company’s directors and officers, and the underwriters of the Company’s initial public offering. The complaint generally alleges that the defendants violated Sections 11, 12 and 15 of the Securities Act of 1933 by making false or misleading statements in connection with an August 5, 2015 initial public offering regarding the Company’s business practices and its dependence on complex financial instruments. The Cohen plaintiffs seek to represent the same class and seek similar relief as the plaintiffs in the Pytel, Mancy, Brown, Nunez, Steinberg and Baker actions.
On September 26, 2016, the Baker, Brown, Cohen, Mancy, Nunez, Pytel and Steinberg actions were consolidated.
On May 3, 2017, a purported shareholder class action captioned Fink, et al. v. Sunrun Inc., et al., Case No. 3:17-cv-02537, was filed in the United States District Court, Northern District of California, against the Company and certain of the Company’s directors and officers. The complaint generally alleges that the defendants violated Sections 10(b) and 20(a) of the Exchange Act of 1934, and Securities and Exchange Commission Rule 10b-5, by making false or misleading statements in connection with public filings made between September 15, 2015 and March 8, 2017 regarding the number of customers who canceled contracts after signing up for the Company’s home-solar energy system. The plaintiff seeks compensatory damages, including interest, attorney's fees, and costs, on behalf of all persons other than the defendants who purchased the Company's securities between September 16, 2015 and May 2, 2017. On May 4, 2017, a purported shareholder class action captioned Hall, et al. v. Sunrun Inc., et al., Case No. 3:17-cv-02571, was filed in the United States District Court, Northern District of California. On May 18, 2017, a purported shareholder class action captioned Sanogo, et al. v. Sunrun Inc., et al., Case No. 3:17-cv-02865, was filed in the United States District Court, Northern California District of California. The Hall and Sanogo complaints are substantially similar to the Fink complaint, and seeks similar relief against similar defendants on behalf of a substantially similar class.

On June 29, 2017, a shareholder derivative complaint captioned Barbara Sue Sklar Living Trust v. Sunrun Inc. et al., was filed in the United States District Court, Northern District of California, against the Company and certain of the Company’s directors and officers. The complaint generally alleges that the defendants violated Section 14(a) of the Exchange Act of 1934 by making false or misleading statements in connection with public filings, including proxy statements, made between September 10, 2015 and May 3, 2017 regarding the number of customers who cancelled contracts after signing up for the Company’s home solar energy system. The Plaintiff seeks, among other things, damages in favor of the Company, certain corporate actions to purportedly improve the Company’s corporate governance, and an award of costs and expenses to the putative plaintiff stockholder, including attorneys’ fees.

Note 14. Earnings Per Share
The computation of the Company’s basic and diluted net income per share are as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Numerator:
Net income attributable to common stockholders	$25,122	$32,643	$37,849	$45,777
Denominator:
Weighted average shares used to compute net income per share attributable to common stockholders, basic	105,093	101,969	104,568	101,621
Weighted average effect of potentially dilutive shares to purchase common stock	2,254	2,799	2,343	2,873
Weighted average shares used to compute net income per share attributable to common stockholders, diluted	107,347	104,768	106,911	104,494
Net income per share attributable to common stockholders
Basic	$0.24	$0.32	$0.36	$0.45
Diluted	$0.23	$0.31	$0.35	$0.44

The following shares were excluded from the computation of diluted net income per share as the impact of including those shares would be anti-dilutive (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Warrants	1,251	1,251	1,251	1,251
Outstanding stock options	13,712	8,060	13,712	8,060
Unvested restricted stock units	1,256	1,328	1,256	1,328
Total	16,219	10,639	16,219	10,639

Note 15. Related Party Transactions
An individual who previously served as one of the Company’s directors until March 2017 has direct and indirect ownership interests in Enphase Energy, Inc. (“Enphase”). For the three months ended June 30, 2017 and 2016, the Company recorded $3.0 million and $1.4 million, respectively, and $4.4 million and $14.4 million for the six months ended June 30, 2017 and 2016, respectively, in purchases from Enphase and had outstanding payables to Enphase of $2.7 million and $0.4 million as of June 30, 2017 and December 31, 2016, respectively.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The discussion in this Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which statements involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:

•	our ability to finance solar energy systems through financing arrangements with fund or other investors;

•	our ability and intent to establish new investment funds;

•	our dependence on the availability of rebates, tax credits and other financial incentives;

•	determinations by the Internal Revenue Service or the U.S. Treasury Department of the fair market value of our solar energy systems;

•	the retail price of utility-generated electricity or electricity from other energy sources;

•	regulatory and policy development and changes;

•	our ability to maintain an adequate rate of revenue growth;

•	our industry’s continued ability to cut costs associated with solar service offerings;

•	our strategic partnerships and expected benefits of such partnerships;

•	the sufficiency of our cash, investment fund commitments and available borrowings to meet our anticipated cash needs;

•	our need to raise capital and finance our operations from new and existing investors;

•	our ability to refinance existing debt;

•	the potential impact of interest rates on our interest expense;

•	our business plan and our ability to effectively manage our growth;

•	our ability to further penetrate existing markets, expand into new markets and our expectations regarding market growth (including, but not limited to, expected cancellation rates);

•	our expectations concerning relationships with third parties, including the attraction and retention of qualified channel partners;

•	the impact of seasonality on our business;

•	our investment in research and development;

•	our expectations regarding certain performance objectives; and

•	the calculation of certain of our key financial and operating metrics and accounting policies.
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
We offer our solar service offerings both directly to the homeowner and through our solar partners, which include sales and installation partners, and strategic partners, which include retail partners. In addition, we sell solar energy systems directly to customers for cash. We also sell solar energy panels and other products (such as racking) to resellers. As of June 30, 2017, we provided our solar services to customers in 22 states, plus the District of Columbia, and sold solar energy panels and other products to resellers throughout the United States. Approximately half of our cumulative systems deployed are in California.
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
Our ability to offer Customer Agreements depends in part on our ability to finance the purchase and installation of the solar energy systems by monetizing the resulting customer cash flows and related investment tax credits (“ITCs”), accelerated tax depreciation and other incentives from governments and local utilities. We monetize these incentives under tax equity investment funds which are generally structured as non-recourse project financings. From inception to August 3, 2017, we have established 32 investment funds, which represent financing for an estimated $5.7 billion in value of solar energy systems on a cumulative basis. We intend to establish additional investment funds and may also use debt, equity and other financing strategies to fund our growth.

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
From inception to August 3, 2017, we have formed 32 investment funds. Of these 32 funds, 27 are currently active and are described below. We have established different types of investment funds to implement our asset monetization strategy. Depending on the nature of the investment fund, cash may be contributed to the investment fund by the investor upfront or in stages based on milestones associated with the design, construction or interconnection status of the solar energy systems. The cash contributed by the fund investor is used by the investment fund to purchase solar energy systems. The investment funds either own or enter into a master lease with a Sunrun subsidiary for the solar energy systems, Customer Agreements and associated incentives. We receive on-going cash distributions from the investment funds representing a portion of the monthly customer payments received. We use the upfront cash, as well as on-going distributions to cover our costs associated with designing, purchasing and installing the solar energy systems. In addition, we also use debt, equity and other financing strategies to fund our operations. The allocation of the economic benefits between us and the fund investor and the corresponding accounting treatment varies depending on the structure of the investment fund.
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

The table below provides an overview of our current investment funds (in millions, except number of funds and MW Deployed):

		Consolidated Joint Ventures
	Lease Pass-Through	Partnership Flip	JV Inverted Lease
Consolidation	Owner entity consolidated, tenant entity not consolidated	Single entity, consolidated	Owner and tenant entities consolidated	Owner and tenant entities consolidated
Balance sheet classification	Lease pass-through financing obligation	Redeemable noncontrolling interests and noncontrolling interests	Redeemable noncontrolling interests and noncontrolling interests	Noncontrolling interests
Revenue from ITCs	Recognized annually over 5 years as the recapture period elapses	None	None	None
Method of calculating investor interest	Effective interest rate method	Greater of HLBV or redemption value	Greater of HLBV or redemption value	Pro rata
Liability balance as of June 30, 2017	$145.1	N/A	N/A	N/A
Noncontrolling interest balance (redeemable or otherwise) as of June 30, 2017	N/A	$411.1	$74.2	$6.8
Number of funds (as of June 30, 2017)	5	17	5	1
MW deployed (as of June 30, 2017)	129.5	572.8	149.1	20.7
Carrying value of solar energy systems, net (as of June 30, 2017)	$434.3	$1,630.6	$525.6	$81.5
Contributions from third-party fund investors (through June 30, 2017)	$508.0	$1,405.1	$388.4	$86.3

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

◦
Gross Earning Assets Under Energy Contract represents the net cash flows during the initial (typically 20 year) term of our Customer Agreements (less substantially all value from SRECs prior to July 1, 2015), for systems deployed as of the measurement date.

◦
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

	For the Three Months Ended June 30,
	2017	2016
MW Booked (during the period) (1)	88	69
MW Deployed (during the period)	76	65

(1)	MW Booked for the three months ended June 30, 2016 has been recast to reflect the updated method of calculating MW Booked as discussed above.

	As of June 30,
	2017	2016
Cumulative Megawatts Deployed (end of period) (1)	1,027	721

(1)	The Cumulative Megawatts Deployed may not equal the sum of all MW deployed each year due to rounding.

	As of June 30,
	2017	2016

	(in thousands)
Gross Earning Assets Under Energy Contract	$1,229,176	$992,380
Gross Earning Assets Value of Purchase or Renewal	664,860	506,880
Gross Earning Assets	$1,894,036	$1,499,260

The tables below provide a range of Gross Earning Asset amounts if different default, discount and purchase and renewal assumptions were used.
Gross Earning Assets Under Energy Contract:

	As of June 30, 2017
	Discount rate
Default rate	4%	5%	6%	7%	8%

	(in thousands)
5%	$1,410,090	$1,297,574	$1,197,798	$1,109,069	$1,029,943
0%	$1,448,635	$1,332,299	$1,229,176	$1,137,507	$1,055,791

Gross Earning Assets Value of Purchase or Renewal:

	As of June 30, 2017
	Discount rate
Purchase or Renewal rate	4%	5%	6%	7%	8%

	(in thousands)
80%	$885,334	$716,097	$581,152	$473,191	$386,535
90%	$1,012,721	$819,189	$664,860	$541,382	$442,265
100%	$1,140,107	$922,280	$748,568	$609,574	$497,994

Total Gross Earning Assets:

	As of June 30, 2017
	Discount rate
Purchase or Renewal rate	4%	5%	6%	7%	8%

	(in thousands)
80%	$2,333,969	$2,048,395	$1,810,328	$1,610,698	$1,442,327
90%	$2,461,356	$2,151,487	$1,894,036	$1,678,889	$1,498,056
100%	$2,588,742	$2,254,579	$1,977,744	$1,747,081	$1,553,786

Critical Accounting Policies and Estimates
There have been no material changes to our critical accounting policies and estimates during the six months ended June 30, 2017 from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the SEC pursuant to the Exchange Act.

Results of Operations
The results of operations presented below should be reviewed in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

	(in thousands, except per share data)
Revenue:
Operating leases and incentives	$65,337	$45,394	$113,435	$79,934
Solar energy systems and product sales	72,511	77,144	128,530	141,347
Total revenue	137,848	122,538	241,965	221,281
Operating expenses:
Cost of operating leases and incentives	47,114	38,608	91,450	76,708
Cost of solar energy systems and product sales	60,938	61,600	110,369	119,112
Sales and marketing	32,784	43,716	64,460	86,904
Research and development	3,710	2,373	6,706	4,836
General and administrative	25,230	23,614	49,851	46,862
Amortization of intangible assets	1,051	1,051	2,102	2,103
Total operating expenses	170,827	170,962	324,938	336,525
Loss from operations	(32,979)	(48,424)	(82,973)	(115,244)
Interest expense, net	16,602	13,063	31,879	24,578
Other expenses (income), net	208	30	683	(502)
Loss before income taxes	(49,789)	(61,517)	(115,535)	(139,320)
Income tax expense (benefit)	15,453	3,210	22,791	3,210
Net loss	(65,242)	(64,727)	(138,326)	(142,530)
Net loss attributable to noncontrolling interests and redeemable noncontrolling interests	(90,364)	(97,370)	(176,175)	(188,307)
Net income attributable to common stockholders	$25,122	$32,643	$37,849	$45,777
Net income per share attributable to common stockholders
Basic	$0.24	$0.32	$0.36	$0.45
Diluted	$0.23	$0.31	$0.35	$0.44
Weighted average shares used to compute net income per share attributable to common stockholders
Basic	105,093	101,969	104,568	101,621
Diluted	107,347	104,768	106,911	104,494

Comparison of the Three Months Ended June 30, 2017 and 2016
Revenue

	Three Months Ended June 30,		Change
	2017	2016	$	%

	(in thousands)
Operating leases	$47,034	$32,980	$14,054	43%
Incentives	18,303	12,414	5,889	47%
Operating leases and incentives	65,337	45,394	19,943	44%

Solar energy systems	28,078	35,878	(7,800)	(22)%
Products	44,433	41,266	3,167	8%
Solar energy systems and product sales	72,511	77,144	(4,633)	(6)%
Total revenue	$137,848	$122,538	$15,310	12%
Operating Leases and Incentives. Operating lease revenue increased by $14.1 million, due to both an increase in solar energy systems under Customer Agreements being placed in service in the period from July 1, 2016 through June 30, 2017, and a full quarter of revenue recognized in the second quarter of 2017 for systems placed in service in the second quarter of 2016 versus only a portion recognized in the second quarter of 2016. Revenue from incentives increased by $5.9 million primarily due to an increase in solar renewable energy credits ("SRECs") revenue as a result of the sales under contracts whereby the revenue recognition had previously been deferred until minimum levels of deliveries were met, assuring there would be no potential penalties due to the customer.
Solar Energy Systems and Product Sales. Revenue from solar energy systems sales decreased by $7.8 million compared to the prior year due to softer customer demand in our retail sales channel. Product sales increased slightly by $3.2 million, compared to the prior year period primarily due to an increase in volume of products sold, offset by industry-wide price decreases.
Operating Expenses

	Three Months Ended June 30,		Change
	2017	2016	$	%

	(in thousands)
Cost of operating leases and incentives	$47,114	$38,608	$8,506	22%
Cost of solar energy systems and product sales	60,938	61,600	(662)	(1)%
Sales and marketing	32,784	43,716	(10,932)	(25)%
Research and development	3,710	2,373	1,337	56%
General and administrative	25,230	23,614	1,616	7%
Amortization of intangible assets	1,051	1,051	—	—%
Total operating expenses	$170,827	$170,962	$(135)	—%
Cost of Operating Leases and Incentives. The $8.5 million increase in cost of operating leases and incentives was primarily due to the increase in solar energy systems placed in service in the period from July 1, 2016 through June 30, 2017, plus a full quarter of expenses recognized for systems placed in service in the second quarter of 2016 versus only a partial quarter of such expenses related to the period in which the assets were in service in 2016. This resulted in an $8.3 million increase in depreciation and amortization of solar energy system equipment costs and initial direct costs.

The cost of operating leases and incentives decreased to 72% of operating lease and incentives revenue during the three months ended June 30, 2017, from 85% during the three months ended June 30, 2016. This reduction in cost compared to revenue relates to a higher proportion of incentives and SREC revenue in the three months ended June 30, 2017, which have minimal corresponding costs. Additionally, leased systems installed by us bear an allocation of costs, such as warehouse rent and utilities, information technology, administrative and product planning costs, that are expensed during the construction and installation phase as these costs do not meet the criteria for capitalization under Accounting Standards Codification (“ASC”) 360 Property, Plant, and Equipment. These costs decreased during the three months ended June 30, 2017 from the prior year period due to a reduction in the proportion of solar energy systems installed directly by us compared to integrated partners. These costs can fluctuate depending on the volume of megawatts installed directly by us for systems under an operating lease, and are not necessarily proportional to the increase in revenue generated by our entire fleet of leased systems. As such, the cost of operating leases and incentives as a percentage of operating lease and incentives revenue can vary from period to period.
Cost of Solar Energy Systems and Product Sales. The $0.7 million decrease in cost of solar energy systems and product sales was primarily due to a decrease in the sales of solar energy systems discussed above.
Sales and Marketing Expense. The $10.9 million decrease in sales and marketing expense was primarily attributable to the decrease in our use of certain third party lead generation and direct mailer provider services as we continue to generate more leads internally.
General and Administrative Expense. The $1.6 million increase in general and administrative expenses primarily relates to hiring of personnel to support the growth of our business.
Non-Operating Expenses

	Three Months Ended June 30,		Change
	2017	2016	$	%

	(in thousands)
Interest expense, net	$16,602	$13,063	$3,539	27%
Other expenses (income), net	208	30	178	593%
Total interest and other expenses, net	$16,810	$13,093	$3,717	28%

Interest Expense, net. The increase in interest expense, net of $3.5 million was related to additional borrowings entered into in late 2016 and in the three months ended June 30, 2017.
Income Tax Expense

	Three Months Ended June 30,		Change
	2017	2016	$	%

	(in thousands)
Income tax expense	$15,453	$3,210	$12,243	381%
The increase in tax expense primarily relates to an increase in our deferred tax liabilities related to partnerships, depreciation expense and capitalized indirect costs. The increase in our deferred tax liabilities was offset by the adoption of Accounting Standards Update ("ASU") 2016-16, Intra-Entity Transfers of Assets Other Than Inventory, which netted prepaid tax assets of $378.2 million against deferred tax liabilities. Given our net operating loss carryforwards as of December 31, 2016, we do not expect to pay income tax, including in connection with our 2017 income tax provision, until our net operating losses are fully utilized. As of December 31, 2016, our federal and state net operating loss carryforwards were $571.3 million and $524.9 million, respectively. If not utilized, the federal net operating loss will begin to expire in the year 2028 and the state net operating losses will begin to expire in the year 2024.

Net Loss Attributable to Noncontrolling Interests and Redeemable Noncontrolling Interests

	Three Months Ended June 30,		Change
	2017	2016	$	%

	(in thousands)
Net loss attributable to noncontrolling interests and redeemable noncontrolling interests	$(90,364)	$(97,370)	$7,006	(7)%

The decrease in net loss attributable to noncontrolling interests and redeemable noncontrolling interests was primarily a result of funds past the deployment stage and being allocated income or lower loss under the HLBV method, which generally allocates more loss to the noncontrolling interest in the first several years after fund formation, offset by the addition of eight investment funds since June 30, 2016.
Comparison of the Six Months Ended June 30, 2017 and 2016
Revenue

	Six Months Ended June 30,		Change
	2017	2016	$	%

	(in thousands)
Operating leases	$82,096	$58,307	$23,789	41%
Incentives	31,339	21,627	9,712	45%
Operating leases and incentives	113,435	79,934	33,501	42%

Solar energy systems	48,697	66,070	(17,373)	(26)%
Products	79,833	75,277	4,556	6%
Solar energy systems and product sales	128,530	141,347	(12,817)	(9)%
Total revenue	$241,965	$221,281	$20,684	9%
Operating Leases and Incentives. Operating lease revenue increased by $23.8 million, due to both an increase in solar energy systems under Customer Agreements being placed in service in the period from July 1, 2016 through June 30, 2017, and due to a full half year of revenue recognized in 2017 for systems placed in service in the first half of 2016 versus only a portion recognized in the first half of 2016. Revenue from incentives increased by $9.7 million due to an increase in ITC revenue, which relates to solar energy systems in lease pass-through funds being placed in service in the prior year as we recognize revenue from the monetization of these ITCs annually over five years on each anniversary of a solar energy system’s permission-to-operate date. Additionally, the increase was due to an increase in SREC revenue as a result of the sales under contracts whereby the revenue recognition had previously been deferred until minimum levels of deliveries were met, assuring there would be no potential penalties due to the customer.
Solar Energy Systems and Product Sales. Revenue from solar energy systems sales decreased by $17.4 million compared to the prior year due to softer customer demand in our retail sales channel. Product sales increased slightly by $4.6 million, compared to the prior year period primarily due to an increase in volume of products sold, offset by industry-wide price decreases.

Operating Expenses

	Six Months Ended June 30,		Change
	2017	2016	$	%

	(in thousands)
Cost of operating leases and incentives	$91,450	$76,708	$14,742	19%
Cost of solar energy systems and product sales	110,369	119,112	(8,743)	(7)%
Sales and marketing	64,460	86,904	(22,444)	(26)%
Research and development	6,706	4,836	1,870	39%
General and administrative	49,851	46,862	2,989	6%
Amortization of intangible assets	2,102	2,103	(1)	—%
Total operating expenses	$324,938	$336,525	$(11,587)	(3)%
Cost of Operating Leases and Incentives. The $14.7 million increase in cost of operating leases and incentives was primarily due to the increase in solar energy systems placed in service in the period from July 1, 2016 through June 30, 2017, plus a full half year of expenses recognized for systems placed in service in the first half of 2016 versus only a portion of such expenses related to the period in which the assets were in service in 2016. This resulted in a $17.4 million increase in depreciation and amortization of solar energy system equipment costs and initial direct costs, offset by a decrease of $3.6 million in costs associated with building and maintaining solar energy systems subject to Customer Agreements due to a reduction in the proportion of solar energy systems installed directly by us compared to integrated partners.

The cost of operating leases and incentives decreased to 81% of operating lease and incentives revenue during the six months ended June 30, 2017, from 96% during the six months ended June 30, 2016. This reduction in cost compared to revenue relates to a higher proportion of incentives revenue in the six months ended June 30, 2017, which have minimal corresponding costs. Additionally, leased systems installed by us bear an allocation of costs, such as warehouse rent and utilities, information technology, administrative and product planning costs, that are expensed during the construction and installation phase as these costs do not meet the criteria for capitalization under ASC 360 Property, Plant, and Equipment. These costs decreased during the six months ended June 30, 2017 from the prior year period due to a reduction in the proportion of solar energy systems installed directly by us compared to integrated partners. These costs can fluctuate depending on the volume of megawatts installed directly by us for systems under an operating lease, and are not necessarily proportional to the increase in revenue generated by our entire fleet of leased systems. As such, the cost of operating leases and incentives as a percentage of operating lease and incentives revenue can vary from period to period.
Cost of Solar Energy Systems and Product Sales. The $8.7 million decrease in cost of solar energy systems and product sales was due to a decrease in the sales of solar energy systems discussed above.
Sales and Marketing Expense. The $22.4 million decrease in sales and marketing expense was primarily attributable to the decrease in our use of certain third party lead generation and direct mailer provider services as we continue to generate more leads internally.
General and Administrative Expense. The $3.0 million increase in general and administrative expenses primarily relates to hiring of personnel to support the growth of our business.

Non-Operating Expenses

	Six Months Ended June 30,		Change
	2017	2016	$	%

	(in thousands)
Interest expense, net	$31,879	$24,578	$7,301	30%
Other expenses (income), net	683	(502)	1,185	(236)%
Total interest and other expenses, net	$32,562	$24,076	$8,486	35%

Interest Expense, net. The increase in interest expense, net of $7.3 million was related to additional borrowings entered into in late 2016 and in the six months ended June 30, 2017.
Income Tax Expense

	Six Months Ended June 30,		Change
	2017	2016	$	%

	(in thousands)
Income tax expense	$22,791	$3,210	$19,581	610%
The increase in tax expense primarily relates to an increase in our deferred tax liabilities related to partnerships, depreciation expense and capitalized indirect costs. The increase in our deferred tax liabilities was offset by the adoption of ASU 2016-16, Intra-Entity Transfers of Assets Other Than Inventory, which netted prepaid tax assets of $378.2 million against deferred tax liabilities. Given our net operating loss carryforwards as of December 31, 2016, we do not expect to pay income tax, including in connection with our 2017 income tax provision, until our net operating losses are fully utilized. As of December 31, 2016, our federal and state net operating loss carryforwards were $571.3 million and $524.9 million, respectively. If not utilized, the federal net operating loss will begin to expire in the year 2028 and the state net operating losses will begin to expire in the year 2024.
Net Loss Attributable to Noncontrolling Interests and Redeemable Noncontrolling Interests

	Six Months Ended June 30,		Change
	2017	2016	$	%

	(in thousands)
Net loss attributable to noncontrolling interests and redeemable noncontrolling interests	$(176,175)	$(188,307)	$12,132	(6)%

The decrease in net loss attributable to noncontrolling interests and redeemable noncontrolling interests was primarily a result of funds past the deployment stage and being allocated income or lower loss under the HLBV method, which generally allocates more loss to the noncontrolling interest in the first several years after fund formation, offset by the addition of eight investment funds since June 30, 2016.
Liquidity and Capital Resources
As of June 30, 2017, we had cash of $211.3 million, which consisted of cash held in checking and savings accounts with financial institutions. We finance our operations mainly through a variety of financing fund arrangements that we have formed with fund investors, borrowings, cash generated from our sources of revenue and more recently, proceeds from secured credit facilities agreements with a syndicate of banks for up to $542.0 million in committed facilities and $59.8 million secured, non-recourse loan arrangements. Our principal uses of cash are funding our business, including the costs of acquisition and installation of solar energy systems, satisfaction of our obligations under our debt instruments and other working capital requirements. As of June 30, 2017, the balance under our working capital facility was $247.0 million with a maturity date in April 2018. As of

June 30, 2017, our cash balance was $211.3 million and as such, we do not currently have the funds required to fully repay the debt. As this facility has a three year term, we are in the process of negotiating refinancing options and we expect to extend the maturity date of the facility. Although there is no assurance that we will be able to do so, we believe that it is probable that we will be able to extend or otherwise refinance the facility prior to maturity.
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

	Six Months Ended June 30,
	2017	2016

	(in thousands)
Consolidated cash flow data:
Net cash used in operating activities	$(33,457)	$(98,413)
Net cash used in investing activities	(361,190)	(345,680)
Net cash provided by financing activities	399,604	447,449
	$4,957	$3,356
Operating Activities
During the six months ended June 30, 2017, we used $33.5 million in net cash in operating activities. The driver of our operating cash inflow consists of payments received from customers. During the six months ended June 30, 2017, our operating cash outflows were $28.0 million from our net loss excluding non-cash and non-operating items. The $28.0 million includes a final cash payment of $8.8 million related to the Clean Energy Experts, LLC ("CEE") acquisition as discussed in Note 3, Acquisitions of our Form 10-K for the year ended December 31, 2016. Changes in working capital, other than inventory, resulted in a net cash outflow of $15.8 million. Changes in inventory resulted in a cash inflow of $14.6 million.
During the six months ended June 30, 2016, we used $98.4 million in net cash in operating activities. The primary driver of our operating cash inflow consists of payments received from customers. During the six months ended June 30, 2016, we had an increase in deferred revenue of approximately $3.3 million relating to upfront lease payments received from customers and solar energy system incentive rebate payments received from various state and local utilities. This increase was offset by our operating cash outflows of $79.3 million from our net loss excluding non-cash and non-operating items. Changes in inventory resulted in a cash outflow of $16.8 million. Changes in working capital, other than deferred revenue and inventory, resulted in an outflow of cash of $5.5 million.
Investing Activities
During the six months ended June 30, 2017, we used $361.2 million in cash in investing activities. Of this amount, we used $356.7 million to acquire and install solar energy systems and components under our long-term Customer Agreements, and $4.5 million for the acquisition of office equipment.
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

Financing Activities
During the six months ended June 30, 2017, we generated $399.6 million from financing activities. This was primarily driven by $282.0 million in net proceeds from fund investors, $109.7 million in proceeds from non-recourse debt, net of repayments and debt fees, and $13.2 million from state grants, net of recapture, offset by $5.3 million in payments for capital lease obligations.
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
Investment Fund Commitments
As of June 30, 2017, we had undrawn committed capital of approximately $273.9 million which may only be used to purchase and install solar energy systems. We intend to establish new investment funds in the future, and we may also use debt, equity or other financing strategies to finance our business.
Contractual Obligations and Other Commitments
The following table summarizes our contractual obligations as of June 30, 2017 (in thousands):

	Payments Due by Period
	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years	Total

	(in thousands)
Contractual Obligations:
Debt obligations (including future interest)	$50,548	$399,143	$470,142	$262,954	$1,182,787
Distributions payable to noncontrolling interests and redeemable noncontrolling interests	13,212	—	—	—	13,212
Capital lease obligations (including accrued interest)	9,145	8,826	392	10	18,373
Operating lease obligations	8,737	12,160	5,510	2,333	28,740
Total contractual obligations	$81,642	$420,129	$476,044	$265,297	$1,243,112
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to certain market risks in the ordinary course of our business. Our primary exposure includes changes in interest rates because certain borrowings bear interest at floating rates based on LIBOR plus a specified margin. We sometimes manage our interest rate exposure on floating-rate debt by entering into derivative instruments to hedge all or a portion of our interest rate exposure in certain debt facilities. We do not enter into any derivative instruments for trading or speculative purposes. Changes in economic conditions could result in higher interest rates, thereby increasing our interest expense and operating expenses and reducing funds available for capital investments, operations and other purposes. A hypothetical 10% increase in our interest rates on our variable rate debt facilities would have increased our interest expense by $1.3 million for the six months ended June 30, 2017, which has not changed materially from $1.5 million since December 31, 2016.

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
In connection with that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective and designed to provide reasonable assurance that the information required to be disclosed is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms as of June 30, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15l and 15d-15l under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
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
The solar energy industry is an emerging and constantly evolving market opportunity. We believe the solar energy industry will take several years to fully develop and mature, and we cannot be certain that the market will grow at the rate we expect. For example, we have experienced increases in cancellations of our Customer Agreements in certain geographic markets during certain periods throughout our operating history. Any future growth of the solar energy market and the success of our solar service offerings depend on many factors beyond our control, including recognition and acceptance of the solar service market by consumers, the pricing of alternative sources of energy, a favorable regulatory environment, the continuation of expected tax benefits and other incentives and our ability to provide our solar service offerings cost-effectively. If the markets for solar energy do not develop at the rate we expect, our business may be adversely affected.

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
We and our fund investors claim the Commercial ITC or the U.S. Treasury grant in amounts based on the fair market value of our solar energy systems. We have obtained independent appraisals to determine the fair market values we report for claiming Commercial ITCs and U.S. Treasury grants. The IRS and the U.S. Treasury Department review these fair market values. With respect to U.S. Treasury grants, the U.S. Treasury Department reviews the reported fair market value in determining the amount initially awarded, and the IRS and the U.S. Treasury Department may also subsequently audit the fair market value and determine that amounts previously awarded must be repaid to the U.S. Treasury Department or that excess awards constitute taxable income for U.S. federal income tax purposes. With respect to Commercial ITCs, the IRS may review the fair market value on audit and determine that the tax credits previously claimed must be reduced. If the fair market value is determined in these circumstances to be less than what we reported, we may owe our fund investors an amount equal to this difference, plus any costs and expenses associated with a challenge to that valuation. We could also be subject to tax liabilities, including interest and penalties. If the IRS or the U.S. Treasury Department further disagrees now or in the future with the amounts we reported regarding the fair market value of our solar energy systems, or if we receive an adverse outcome with respect to the Department of the Treasury Inspector General investigation discussed elsewhere in this “Risk Factors” section and in the section entitled “Item 1. Legal Proceedings” elsewhere in this Quarterly Report on Form 10-Q, it could have a material adverse effect on our business, financial condition and prospects. For example, a hypothetical five percent downward adjustment in the fair market value of the solar energy systems related to approximately $269.0 million in U.S. Treasury grants that we have received since the beginning of the U.S. Treasury grant program through December 31, 2014, would obligate us to repay approximately $14.0 million to our fund investors. Two of our investors are currently being audited by the IRS, both of which involve a review of our fair market value determinations of our solar energy systems. If these audits result in an adverse finding, we may be subject to an indemnity obligation to these investors. Since the Company cannot determine how the IRS will evaluate system values used in claiming ITCs, the Company is unable to reliably estimate the maximum potential future payments that it could have to make under this obligation as of each balance sheet date.
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
As of June 30, 2017, a substantial majority of states have adopted net metering policies. Net metering policies are designed to allow homeowners to serve their own load using on-site energy generation. Electricity that is generated by a solar energy system and consumed on-site avoids a retail energy purchase from the applicable utility, and excess electricity that is exported back to the electric grid generates a retail credit within a homeowner’s monthly billing period. At the end of the monthly billing period, if the homeowner has generated excess electricity within that month, the homeowner typically carries forward a credit for any excess electricity to be offset against future utility energy purchases. At the end of an annual billing period or calendar year, utilities either continue to carry forward a credit, or reconcile the homeowner’s final annual or calendar year bill using different rates (including zero credit) for the exported electricity.
Utilities, their trade associations, and fossil fuel interests in the country are currently challenging net metering policies, and seeking to either eliminate it, cap it, or impose charges on homeowners that have net metering. For example, in October 2015 the Hawaii Public Utilities Commission issued an Order that eliminates net metering for all new customers. In its place, the Commission created an interim tariff that sets a reduced rate for the credit customers receive when they export power, and a tariff for non-exporting systems. The cap for the interim tariff was recently increased, and we are offering our BrightBox energy storage system to customers in Hawaii. All existing net metering customers and customers who submitted net metering applications before October 12, 2015 are grandfathered indefinitely under the old rules. We will continue to build and service these systems. In addition, in early 2016 we ceased new installations in Nevada in response to the elimination of net metering by the Public Utilities Commission of Nevada (“PUCN”). However, in September 2016, the PUCN issued an Order grandfathering in customers under the prior net metering rules who had installed a solar energy system or had submitted a net metering application prior to December 31, 2015. Furthermore, in June 2017, the governor of Nevada signed legislation, AB 405, which restores net metering at a reduced credit — starting at 95% of the retail rate and declining as solar penetration increases — and grandfathering new customers for 20 years at the net metering rate in effect at the time they apply for interconnection. As another example, in December 2016, the Arizona Corporation Commission (“ACC”) issued a decision to eliminate net metering and reduce export rates for new solar customers. The specific rate changes applicable to Arizona solar customers may be determined in utility rate cases taking place in 2017. In Arizona Public Service Company’s ("APS") current rate case, intervenors have agreed upon a settlement, which the ACC can choose to accept, reject or amend. The Administrative Law Judge in such APS rate case issued a Recommended Order and Opinion ("ROO") adopting the solar-related provisions in the settlement, and the ACC is scheduled to issue a ruling on the ROO in August 2017. A settlement process is also underway to determine rate changes applicable to Tuscan Electric Power and UNS Electric customers. In addition, New Hampshire issued its net metering order in June 2017, which removes a previously existing 100 MW cap on net metering and grandfathers in customers under existing rates until 2040.
Some states set limits on the total percentage of a utility’s customers that can adopt net metering. For example, South Carolina has a net metering cap. New York and New Jersey currently have no net metering cap, however, these states have caps that trigger commission review of net metering policies. These policies could be subject to change in the future, and other states we serve now or in the future may adopt net metering caps. If the net metering caps in these jurisdictions are reached without an extension of net metering policies, homeowners in the future will not have access to the economic value proposition net metering allows. In addition, if overall solar consumer demand in South Carolina grows as expected in the coming year and the cap is not increased or otherwise extended, the South Carolina net metering cap may be reached. Our ability to sell our solar service offerings may be adversely impacted by the failure to extend existing limits to net metering or the elimination of currently existing net metering policies. The failure to adopt a net metering policy where it currently is not in place would pose a barrier to entry in those states. Additionally, the imposition of charges that only or disproportionately impact homeowners that have solar systems, or the introduction of rate designs such as the “unbundled” rates mentioned above, would adversely impact our business.
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
Utilities, their trade associations, and fossil fuel interests in the country, each of which has significantly greater economic and political resources than the residential solar industry, are currently challenging solar-related policies to reduce the competitiveness of residential solar energy. Any adverse changes in solar-related policies could have a negative impact on our business and prospects. For example, in early 2016, we ceased new installations in Nevada as a result of the elimination of net metering (which was thereafter amended by the PUCN to grandfather in customers who had installed a solar energy system or submitted a net metering application prior to December 31, 2015). In June 2017, the governor of Nevada signed legislation, AB 405, which restores net metering at a reduced credit — starting at 95% of the retail rate and declining as solar penetration increases — and grandfathered customers for 20 years.
We face competition from traditional energy companies as well as solar energy companies.
The solar energy industry is highly competitive and continually evolving as participants strive to distinguish themselves within their markets and compete with large utilities. We believe that our primary competitors are the established utilities that supply energy to homeowners by traditional means. We compete with these utilities primarily based on price, predictability of price, and the ease by which homeowners can switch to electricity generated by our solar service offerings. If we cannot offer compelling value to homeowners based on these factors, then our business and revenue will not grow. Utilities generally have substantially greater financial, technical, operational and other resources than we do. As a result of their greater size, these competitors may be able to devote more resources to the research, development, promotion and sale of their products or respond more quickly to evolving industry standards and changes in market conditions than we can. Furthermore, these competitors are able to devote substantially more resources and funding to regulatory and lobbying efforts.
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
All states regulate investor-owned utility retail electricity pricing. In addition, there are numerous publicly owned utilities and electric cooperatives that establish their own retail electricity pricing through some form of regulation or internal process. These regulations and policies could deter potential homeowners from purchasing our solar service offerings. For example, utilities in states including Arizona, Massachusetts, Utah and New Hampshire are seeking rate design changes to “unbundle” rates, and utilities in additional states such as New York may potentially follow suit. This form of “unbundling” can include changing rates to charge lower volume-based rates – the rates charged for kilowatt hours of electricity purchased by a residential customer – raising unavoidable fixed charges that a homeowner is subject to when they purchase solar energy from third parties, and levying charges on homeowners based on their point of maximum demand during a month (referred to as “demand charge”). These forms of rate design would adversely impact our business by reducing the value of the electricity our solar energy systems produce and reducing the savings homeowners receive by purchasing our solar service offerings. These proposals could continue in other market states. In addition to changes in general rates charged to all residential customers, utilities are increasingly seeking solar-specific charges (which may be fixed charges, capacity-based charges, or other rate changes). Any of these changes could materially reduce the demand for our products and could limit the number of markets in which our products are competitive with electricity provided by the utilities. As mentioned above, in December 2016, the ACC issued a decision to eliminate net metering and reduce export rates for new solar customers. The specific rate changes applicable to Arizona solar customers may be determined in utility rate cases taking place in 2017. In APS's current rate case, intervenors have agreed upon a settlement, which the ACC can choose to accept, reject or amend. The Administrative Law Judge in such APS rate case issued a ROO adopting the solar-related provisions in the settlement, and the ACC is scheduled to issue a ruling on the ROO in August 2017. A settlement process is also underway to determine rate changes applicable to Tuscan Electric Power and UNS Electric customers. As another example, in early 2016, we ceased new installations in Nevada in response to the elimination of net metering by the PUCN, which decision was amended by the PUCN in September 2016 to grandfather in customers who had installed a solar energy system or submitted a net metering application prior to December 31, 2015 under the prior net metering rules. In June 2017, the governor of Nevada signed legislation, AB 405, which restores net metering at a reduced credit — starting at 95% of the retail rate and declining as solar penetration increases — and grandfathered customers for 20 years.
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
In the past, we have experienced seasonal fluctuations in sales and installations, particularly in the fourth quarter. This has been the result of decreased sales through the holiday season and weather-related installation delays. In addition, energy production is greater in the second and third quarters of the year, causing variability in operating lease revenue throughout the year. Our incentives revenue is also highly variable due to associated revenue recognition rules, as discussed in greater detail in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Seasonal and other factors may also contribute to variability in our sales of solar energy systems and product sales. For these or other reasons, the results of any prior quarterly or annual periods should not be relied upon as indications of our future performance. In addition, our actual revenue or key operating metrics in one or more future quarters may fall short of the expectations of investors and financial analysts. If that occurs, the trading price of our common stock could decline and you could lose part or all of your investment.
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
We have substantial amounts of debt, including the working capital facility and the non-recourse debt facilities entered into by our subsidiaries, as discussed in more detail in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements. Specifically, as of June 30, 2017, we have a $244.0 million bank line of credit maturing in April 2018, which management expects to refinance with an extended maturity date. In addition, our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not continue to generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures to operate our business. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to timely repay or otherwise refinance our indebtedness (including, but not limited to, the bank line of credit disclosed above) will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.
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
As of June 30, 2017, approximately half of our customers were in California. Accordingly, our business and results of operations are particularly susceptible to adverse economic, regulatory, political, weather and other conditions in this market and in other markets that may become similarly concentrated, in particular the east coast, where we have seen significant growth in 2016. In addition, our corporate and sales headquarters are located in San Francisco, California, an area that is at a heightened risk of earthquakes. We may not have adequate insurance, including business interruption insurance, to compensate us for losses that may occur from any such significant events, including damage to our solar energy systems. A significant natural disaster, such as an earthquake, could have a material adverse impact on our business, results of operations and financial condition. In addition, acts of terrorism or malicious computer viruses could cause disruptions in our or our solar partners’ businesses or the economy as a whole. To the extent that these disruptions result in delays or cancellations of installations or the deployment of our solar service offerings, our business, results of operations and financial condition would be adversely affected.
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

Completing the sale and installation of a solar energy system requires many different steps including a site audit, completion of designs, permitting, installation, electrical sign-off and interconnection. Homeowners may cancel their Customer Agreement, subject to certain conditions, during this process until commencement of installation, and we have experienced increased customer cancellations in certain geographic markets during certain periods throughout our operating history. We or our solar partners may face customer cancellations, delays or cost overruns which may adversely affect our or our solar partners’ ability to ramp up the volume of sales or installations in accordance with our plans. These cancellations, delays or overruns may be the result of a variety of factors, such as labor shortages or other labor issues, defects in materials and workmanship, adverse weather conditions, transportation constraints, construction change orders, site changes or roof conditions, geographic factors and other unforeseen difficulties, any of which could lead to increased cancellation rates, reputational harm and other adverse effects. For example, some customer orders are cancelled after a site visit if we determine that a customer needs to make repairs to or install a new roof, or that there is excessive shading on their property. If we continue to experience increased customer cancellations, our financial results will potentially be materially and adversely affected.
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
We depend significantly on our brand and reputation for high-quality solar service offerings, engineering and customer service to attract homeowners and grow our business. If we fail to continue to deliver our solar service offerings within the planned timelines, if our solar service offerings do not perform as anticipated or if we damage any homeowners’ properties or cancel projects, our brand and reputation could be significantly impaired. We also depend greatly on referrals from homeowners for our growth. Therefore, our inability to meet or exceed homeowners’ expectations would harm our reputation and growth through referrals. Further, we have focused particular attention on expeditiously growing our direct sales force and our solar partners, leading us in some instances to hire personnel or partner with third parties who we may later determine do not fit our company culture. In addition, members of our direct sales force and our solar partners may engage in what is perceived as aggressive sales tactics that could be unappealing to customers, which could harm our brand and reputation with potential customers. If we cannot manage our hiring and training processes to avoid potential issues related to expanding our sales team or solar partners and maintain appropriate customer service levels, our business and reputation may be harmed and our ability to attract homeowners would suffer. In addition, if we were unable to achieve a similar level of brand recognition as our competitors, some of which currently have a broader brand footprint as a result of a larger direct sales force, more resources and longer operational history, we could lose recognition in the marketplace among prospective customers, suppliers and partners, which could affect our growth and financial performance. Our growth strategy involves marketing and branding initiatives that will involve incurring significant expenses in advance of corresponding revenues. We cannot assure you that such marketing and branding expenses will result in the successful expansion of our brand recognition or increase our revenues.
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

Our business involves transactions with homeowners. We must comply with numerous federal, state and local laws and regulations that govern matters relating to our interactions with homeowners, including those pertaining to privacy and data security, consumer financial and credit transactions, home improvement contracts, warranties and direct-to-home solicitation. These laws and regulations are dynamic and subject to potentially differing interpretations, and various federal, state and local legislative and regulatory bodies may expand current laws or regulations, or enact new laws and regulations, regarding these matters. Changes in these laws or regulations or their interpretation could dramatically affect how we do business, acquire customers, and manage and use information we collect from and about current and prospective customers and the costs associated therewith. We strive to comply with all applicable laws and regulations relating to our interactions with residential customers. It is possible, however, that these requirements may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules or our practices. Our noncompliance with any such laws or regulations, or the perception that we or our solar partners have violated such laws or regulations or engaged in deceptive practices that could result in a violation, could also expose us to claims, proceedings, litigation and investigations by private parties and regulatory authorities, as well as substantial fines and negative publicity, each of which may materially and adversely affect our business. We have incurred, and will continue to incur, significant expenses to comply with such laws and regulations, and increased regulation of matters relating to our interactions with residential customers could require us to modify our operations and incur significant additional expenses, which could have an adverse effect on our business, financial condition and results of operations.
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
Our Customer Agreements are typically for 20 years and require the homeowner to make monthly payments to us. Accordingly, we are subject to the credit risk of homeowners. As of June 30, 2017, the average FICO score of our customers under a lease or power purchase agreement with a monthly payment schedule was approximately 751, but this may decline to the extent FICO score requirements under future investment funds are relaxed. While to date homeowner defaults have been immaterial, we expect that the risk of homeowner defaults may increase as we grow our business. Due to the immaterial amount of homeowner defaults to date, our reserve for this exposure is minimal, and our future exposure may exceed the amount of such reserves. If we experience increased homeowner credit defaults, our revenues and our ability to raise new investment funds could be adversely affected. If economic conditions worsen, certain of our homeowners may face liquidity concerns and may be unable to satisfy their payment obligations to us on a timely basis or at all, which could have a material adverse effect on our financial condition and results of operations.
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
Each of our executive officers, directors and each of our stockholders who beneficially own 5% or more of our outstanding common stock and their affiliates, in the aggregate, beneficially own approximately 48.7% of the outstanding shares of our common stock, based on the number of shares outstanding as of June 30, 2017. As a result, these stockholders, if acting together, will be able to influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. They may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentrated control may have the effect of delaying or preventing a change in control of our company, could deprive our stockholders of an opportunity to receive a premium for their capital stock and might ultimately affect the market price of our common stock.
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
In addition, certain of our stockholders have registration rights that would require us to register shares of our capital stock owned by them for public sale in the United States. We have also filed a registration statement to register shares of our common stock reserved for future issuance under our equity compensation plans. Subject to the satisfaction of applicable exercise periods and applicable volume and restrictions that apply to affiliates, the shares of our common stock issued upon exercise of outstanding options will become available for immediate resale in the public market upon issuance.
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
We are an emerging growth company, and, for as long as we continue to be an emerging growth company, we may choose to take advantage of exemptions from various reporting requirements applicable to other public companies but not to “emerging growth companies.” These exemptions include not being required to have our independent registered public accounting firm audit our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We are utilizing, and we plan in future filings with the SEC to continue to utilize, the modified disclosure requirements available to emerging growth companies. As a result, our stockholders may not have access to certain information they may deem important. We could remain an “emerging growth company” for up to five years following the anniversary of our initial public offering, or until the earliest of (1) the last day of the first fiscal year in which our annual gross revenue reaches or exceeds $1.07 billion, (2) the date that we become a “large accelerated filer” as defined in the Exchange Act, which could occur as early as January 1, 2018 or (3) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the preceding three-year period.

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

SUNRUN INC.

Date: August 7, 2017	By:	/s/ Lynn Jurich
Lynn Jurich
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Bob Komin
Bob Komin
Chief Financial Officer
(Principal Accounting and Financial Officer)

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

10.1+	Sunrun Inc. Amended and Restated Employee Stock Purchase Plan and related form agreements.

10.2¥
Amended and Restated Credit Agreement among Sunrun Hera Portfolio 2015-A, LLC, Investec Bank PLC (as administrative agent, issuing bank, and as lender), and each of the additional Lenders identified on the signature pages thereto, dated January 15, 2016, amended and restated as of June 23, 2017.

10.3¥
Credit Agreement among Sunrun Neptune Portfolio 2016-A, LLC, Suntrust Bank (as administrative agent and as lender), ING Capital LLC (as issuer and as lender), and each of the additional Lenders identified on the signature pages thereto, dated as of May 9, 2017.

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Schema Linkbase Document.

101.CAL	XBRL Taxonomy Definition Linkbase Document.

101.DEF	XBRL Taxonomy Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Labels Linkbase Document.

101.PRE	XBRL Taxonomy Presentation Linkbase Document.

+	Indicates management contract or compensatory plan.

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