Form 10-Q
period 2017-09-30
Sunrun Inc.
filed 2017-11-08
CIK 1469367

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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

As of November 6, 2017, the number of shares of the registrant’s common stock outstanding was 106,786,800.

Sunrun Inc.
Consolidated Balance Sheets
(In Thousands, Except Share Par Values)

	September 30, 2017	December 31, 2016
	(Unaudited)
Assets
Current assets:
Cash	$216,142	$206,364
Restricted cash	14,036	11,882
Accounts receivable (net of allowances for doubtful accounts of $1,521 and $1,166 as of September 30, 2017 and December 31, 2016, respectively)	73,031	60,258
State tax credits receivable	11,085	13,713
Inventories	63,323	67,326
Prepaid expenses and other current assets	13,907	9,802
Total current assets	391,524	369,345
Restricted cash	5,952	6,117
Solar energy systems, net	3,147,383	2,629,366
Property and equipment, net	38,819	48,471
Intangible assets, net	15,345	18,499
Goodwill	87,543	87,543
Prepaid tax asset	—	378,541
Other assets	31,187	34,936
Total assets (1)	$3,717,753	$3,572,818
Liabilities and total equity
Current liabilities:
Accounts payable	$108,689	$66,018
Distributions payable to noncontrolling interests and redeemable noncontrolling interests	14,785	10,654
Accrued expenses and other liabilities	54,533	59,261
Deferred revenue, current portion	74,793	70,849
Deferred grants, current portion	7,827	8,011
Capital lease obligations, current portion	7,883	10,015
Recourse debt, current portion	247,000	—
Non-recourse debt, current portion	22,538	14,153
Lease pass-through financing obligation, current portion	6,043	5,823
Total current liabilities	544,091	244,784
Deferred revenue, net of current portion	581,517	583,401
Deferred grants, net of current portion	231,478	226,893
Capital lease obligations, net of current portion	7,060	12,965
Recourse debt, net of current portion	—	244,000
Non-recourse debt, net of current portion	846,257	639,870
Lease pass-through financing obligation, net of current portion	137,997	137,958
Other liabilities	10,277	5,457
Deferred tax liabilities	68,975	415,397
Total liabilities (1)	2,427,652	2,510,725
Commitments and contingencies (Note 13)
Redeemable noncontrolling interests	176,460	137,907
Stockholders’ equity:
Preferred stock, $0.0001 par value—authorized, 200,000 shares as of September 30, 2017 and December 31, 2016; no shares issued and outstanding as of September 30, 2017 and December 31, 2016	—	—
Common stock, $0.0001 par value—authorized, 2,000,000 shares as of September 30, 2017 and December 31, 2016; issued and outstanding, 106,677 and 104,321 shares as of September 30, 2017 and December 31, 2016, respectively	11	10
Additional paid-in capital	684,398	668,076
Accumulated other comprehensive income	(3,537)	437
Retained earnings	73,064	4,438
Total stockholders’ equity	753,936	672,961
Noncontrolling interests	359,705	251,225
Total equity	1,113,641	924,186
Total liabilities, redeemable noncontrolling interests and total equity	$3,717,753	$3,572,818

1)
The Company’s consolidated assets as of September 30, 2017 and December 31, 2016 include $2,597,441 and $2,065,232, respectively, in assets of variable interest entities, or “VIEs”, that can only be used to settle obligations of the VIEs. Solar energy systems, net, as of September 30, 2017 and December 31, 2016 were $2,437,363 and $1,920,330, respectively; cash as of September 30, 2017 and December 31, 2016 were $125,232 and $120,728, respectively; restricted cash as of September 30, 2017 and December 31, 2016 were $1,861 and $1,680, respectively; accounts receivable, net as of September 30, 2017 and December 31, 2016 were $30,198 and $20,771, respectively; prepaid expenses and other current assets as of September 30, 2017 and December 31, 2016 were $482 and $242, respectively and other assets as of September 30, 2017 and December 31, 2016 were $2,305 and $1,481, respectively. The Company’s consolidated liabilities as of September 30, 2017 and December 31, 2016 include $788,734 and $617,011, respectively, in liabilities of VIEs whose creditors have no recourse to the Company. These liabilities include accounts payable as of September 30, 2017 and December 31, 2016 of $25,329 and $14,873, respectively; distributions payable to noncontrolling interests and redeemable noncontrolling interests as of September 30, 2017 and December 31, 2016 of $14,785 and $10,654, respectively; accrued expenses and other liabilities as of September 30, 2017 and December 31, 2016 of $1,884 and $782, respectively; deferred revenue as of September 30, 2017 and December 31, 2016 of $460,886 and $422,685, respectively; deferred grants as of September 30, 2017 and December 31, 2016 of $105,860 and $109,034, respectively; and non-recourse debt as of September 30, 2017 and December 31, 2016 of $177,466 and $58,983, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

Sunrun Inc.
Consolidated Statements of Operations
(In Thousands, Except Per Share Amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenue:
Operating leases and incentives	$58,462	$43,150	$171,897	$123,084
Solar energy systems and product sales	82,829	68,883	211,359	210,230
Total revenue	141,291	112,033	383,256	333,314
Operating expenses:
Cost of operating leases and incentives	49,232	40,770	140,682	117,478
Cost of solar energy systems and product sales	69,588	57,264	179,957	176,376
Sales and marketing	37,298	40,192	101,758	127,096
Research and development	3,936	2,458	10,642	7,294
General and administrative	27,925	21,331	77,776	68,193
Amortization of intangible assets	1,052	1,051	3,154	3,154
Total operating expenses	189,031	163,066	513,969	499,591
Loss from operations	(47,740)	(51,033)	(130,713)	(166,277)
Interest expense, net	17,707	13,957	49,586	38,535
Other expenses (income), net	(94)	42	589	(460)
Loss before income taxes	(65,353)	(65,032)	(180,888)	(204,352)
Income tax expense	14,834	9,936	37,625	13,146
Net loss	(80,187)	(74,968)	(218,513)	(217,498)
Net loss attributable to noncontrolling interests and redeemable noncontrolling interests	(107,969)	(91,846)	(284,144)	(280,153)
Net income available to common stockholders	$27,782	$16,878	$65,631	$62,655
Net income per share available to common stockholders
Basic	$0.26	$0.16	$0.62	$0.61
Diluted	$0.25	$0.16	$0.61	$0.60
Weighted average shares used to compute net income per share available to common stockholders
Basic	105,783	102,707	105,060	101,988
Diluted	109,598	105,092	107,893	104,698

The accompanying notes are an integral part of these consolidated financial statements.

Sunrun Inc.
Consolidated Statements of Comprehensive Income
(In Thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income attributable to common stockholders	$27,782	$16,878	$65,631	$62,655
Other comprehensive income:
Unrealized loss on derivatives, net of income taxes	(543)	421	(5,016)	(5,212)
Less interest expense on derivatives recognized into earnings, net of income taxes	(138)	(301)	(1,042)	(946)
Comprehensive income	$27,377	$17,600	$61,657	$58,389

Sunrun Inc.
Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Nine Months Ended September 30,
	2017	2016
Operating activities:
Net loss	$(218,513)	$(217,498)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization, net of amortization of deferred grants	99,674	73,570
Deferred income taxes	37,624	13,146
Stock-based compensation expense	16,494	14,026
Noncash interest expense	13,144	8,024
Interest on lease pass-through financing obligations	8,963	9,051
Reduction in lease pass-through financing obligations	(13,721)	(14,149)
Other noncash losses and expenses	6,849	4,154
Changes in operating assets and liabilities:
Accounts receivable	(13,963)	9,183
Inventories	4,003	(14,573)
Prepaid and other assets	(3,620)	(5,135)
Accounts payable	31,669	(22,220)
Accrued expenses and other liabilities	(11,367)	8,014
Deferred revenue	3,598	7,176
Net cash used in operating activities	(39,166)	(127,231)
Investing activities:
Payments for the costs of solar energy systems, leased and to be leased	(583,188)	(530,295)
Purchases of property and equipment	(5,956)	(10,397)
Business acquisition, net of cash acquired	—	(5,000)
Net cash used in investing activities	(589,144)	(545,692)
Financing activities:
Proceeds from state tax credits, net of recapture	12,785	9,081
Proceeds from issuance of recourse debt	125,400	354,400
Repayment of recourse debt	(122,400)	(307,400)
Proceeds from issuance of non-recourse debt	294,086	249,820
Repayment of non-recourse debt	(92,801)	(18,113)
Payment of debt fees	(6,332)	(13,614)
Proceeds from lease pass-through financing obligations	4,639	14,242
Contributions received from noncontrolling interests and redeemable noncontrolling interests	471,322	422,207
Distributions paid to noncontrolling interests and redeemable noncontrolling interests	(38,761)	(27,749)
(Payments) proceeds from exercises of stock options, net of withholding taxes on restricted stock units and issuance of shares in connection with the Employee Stock Purchase Plan	(207)	4,704
Offering costs paid related to initial public offering	—	(437)
Payment of capital lease obligations	(7,585)	(9,668)
Change in restricted cash	(2,058)	(937)
Net cash provided by financing activities	638,088	676,536

Net change in cash	9,778	3,613
Cash, beginning of period	206,364	203,864
Cash, end of period	$216,142	$207,477
Supplemental disclosures of cash flow information
Cash paid for interest	$29,383	$17,776
Cash paid for taxes	$—	$—
Supplemental disclosures of noncash investing and financing activities
Purchases of solar energy systems and property and equipment included in accounts payable and accrued expenses	$29,206	$22,871
Purchases of solar energy systems included in non-recourse debt	$12,873	$—
Distributions payable to noncontrolling interests and redeemable noncontrolling interests	$14,785	$9,817
Vehicles acquired under capital leases	$166	$12,637

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

Note 2. Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. As such, these unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s annual report on Form 10-K for the year ended December 31, 2016. The unaudited consolidated financial statements are prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments (all of which are considered of normal recurring nature) considered necessary to present fairly the Company’s financial results. The results of the nine months ended September 30, 2017 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2017 or other future periods.
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
Revenues from external customers (including, but not limited to homeowners) for each group of similar products and services are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Operating leases	$47,600	$34,144	$129,696	$92,451
Incentives	10,862	9,006	42,201	30,633
Operating leases and incentives	58,462	43,150	171,897	123,084

Solar energy systems	30,734	27,585	79,431	93,655
Products	52,095	41,298	131,928	116,575
Solar energy systems and product sales	82,829	68,883	211,359	210,230
Total revenue	$141,291	$112,033	$383,256	$333,314
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
Recently Issued and Adopted Accounting Standards
In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09 Revenue from Contracts with Customers (Topic 606). The standard establishes a single revenue recognition model for all contracts with customers, eliminates industry specific requirements, and expands disclosure requirements. This ASU is effective for the Company for annual reporting periods beginning after December 15, 2017 including the interim reporting periods within that fiscal year. Adoption of this ASU is either retrospective to each prior period presented or retrospective with a cumulative adjustment to retained earnings or accumulated deficit as of the adoption date. The Company plans to adopt this ASU on a full retrospective basis.
The Company currently accounts for Customer Agreements pursuant to ASC 840, Leases. The Company currently believes the adoption of ASC 842, Leases ("ASC 842") will cause Customer Agreements to be accounted for under ASC 606. As such, the Company plans to adopt ASC 842 simultaneously with its adoption of ASC 606 on January 1, 2018.
Under ASC 606, total consideration for Customer Agreements, including price escalators, is expected to be recognized ratably over the term of the Customer Agreement. Customer Agreements with a prepaid element are expected to include a significant financing component which will increase revenue and interest expense using the effective interest rate method. For certain transactions where revenue was previously deferred and recognized over a period of time, including ITCs, under ASC 606, revenue is expected to be recognized at a point in time. Therefore, for some revenue recognized in recent periods, or not yet recognized, the recognition timing will move to periods preceding the reported periods and be reflected in retained earnings upon adoption of ASC 606. The accounting is not expected to materially differ for revenue currently recognized as "Solar energy systems and product sales."
The Company is continuing to assess the impact of such changes, as well as other potential impacts of the revenue and lease standards. The Company has a project plan in place to meet the requirements of these standards using internal resources and consultants. The Company has completed its initial assessment and is completing contract reviews and finalizing its accounting policy.
In February 2016, the FASB issued ASU No. 2016-02 to replace existing lease guidance with ASC 842, Leases. ASC 842 changes how the definition of a lease is applied and judgment may be required in applying the definition of a lease to certain arrangements. The new standard may result in certain contracts no longer being leases. For lessees, the standard requires all leases with an initial term greater than one year be recorded on the balance sheet as an asset and a lease liability. This ASU is effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. Early adoption is permitted and, as noted above, we plan to adopt early on January 1, 2018. Adoption of this ASU is applied using a modified retrospective approach.
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
In August 2017, the FASB issued 2017-12, Derivatives and Hedging, Targeted Improvements to Accounting for Hedging Activities, which expands an entity's ability to hedge nonfinancial and financial risk components, eliminates the requirement to separately measure and report hedge ineffectiveness, and aligned the recognition and presentation of the effects of hedging instruments in the financial statements. The ASU is effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. Early adoption is permitted. Adoption of this ASU is applied using a modified retrospective approach. The Company is currently evaluating this guidance and the impact it may have on the Company's consolidated financial statements.

Note 3. Fair Value Measurement
At September 30, 2017 and December 31, 2016, the carrying value of receivables, accounts payable, accrued expenses and distributions payable to noncontrolling interests approximates fair value due to their short-term nature. The carrying values and fair values of debt instruments are as follows (in thousands):

	September 30, 2017		December 31, 2016
	Carrying Value	Fair Value	Carrying Value	Fair Value
Lines of credit	$571,061	$571,061	$489,200	$489,200
Syndicated term loans	318,904	318,904	189,989	189,989
Bank loans	89,343	88,671	81,307	80,542
Note payable	39,218	39,294	36,232	35,396
Solar asset-backed notes	97,269	102,721	101,295	102,869
Total	$1,115,795	$1,120,651	$898,023	$897,996
At September 30, 2017 and December 31, 2016, the fair value of the Company’s lines of credit, syndicated term loans and certain bank loans approximate their carrying values because their interest rates are variable rates that approximate rates currently available to the Company. At September 30, 2017 and December 31, 2016, the fair value of the Company’s other debt instruments are based on rates currently offered for debt with similar maturities and terms. The Company’s fair value of the debt instruments fell under the Level 3 hierarchy. These valuation approaches involve some level of management estimation and judgment, the degree of which is dependent on the price transparency for the instruments or market.
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
At September 30, 2017 and December 31, 2016, financial instruments measured at fair value on a recurring basis, based upon the fair value hierarchy are as follows (in thousands):

	September 30, 2017
	Level 1	Level 2	Level 3	Total
Derivative assets:
Interest rate swaps	$—	$388	$—	$388
Total	$—	$388	$—	$388
Derivative liabilities:
Interest rate swaps	$—	$5,924	$—	$5,924
Warrants	—	—	—	—
Total	$—	$5,924	$—	$5,924

	December 31, 2016
	Level 1	Level 2	Level 3	Total
Derivative assets:
Interest rate swaps	$—	$1,632	$—	$1,632
Total	$—	$1,632	$—	$1,632
Derivative liabilities:
Warrants	$—	$—	$20	$20
Total	$—	$—	$20	$20

Note 4. Inventories
Inventories consist of the following (in thousands):

	September 30, 2017	December 31, 2016
Raw materials	$58,906	$62,037
Work-in-process	4,417	5,289
Total	$63,323	$67,326

Note 5. Solar Energy Systems, net
Solar energy systems, net consists of the following (in thousands):

	September 30, 2017	December 31, 2016
Solar energy system equipment costs	$2,981,012	$2,459,856
Inverters	304,846	260,011
Initial direct costs	142,361	117,587
Total solar energy systems	3,428,219	2,837,454
Less: accumulated depreciation and amortization	(389,538)	(303,305)
Add: construction-in-progress	108,702	95,217
Total solar energy systems, net	$3,147,383	$2,629,366
All solar energy systems, construction-in-progress and inverters are subject to signed Customer Agreements with customers. The Company recorded depreciation expense related to solar energy systems of $30.9 million and $24.5 million for the three months ended September 30, 2017 and 2016, respectively, and $87.7 million and $67.4 million for the nine months ended September 30, 2017 and 2016, respectively. The depreciation expense was reduced by the amortization of deferred grants of $1.9 million and $3.7 million for the three months ended September 30, 2017 and 2016, respectively, and $5.7 million and $11.1 million for the nine months ended September 30, 2017 and 2016, respectively.

Note 6. Indebtedness
As of September 30, 2017, debt consisted of the following (in thousands, except percentages):

	Carrying Values, net of debt discount			Unused Borrowing Capacity	Annual Contractual Interest Rate	Interest Rate	Maturity Date
	Current	Long Term	Total
Recourse debt:
Bank line of credit	$247,000	$—	$247,000	$406	Varies (1)	4.49% - 4.52%	April 2018
Total recourse debt	$247,000	$—	$247,000	$406
Non-recourse debt:
Term loan	—	131,508	131,508	3,435	Varies (2)	3.98% - 4.06%	April 2024
Line of credit (Aggregation Facility)	—	288,400	288,400	18,300	Varies (3)	3.73% - 3.81%	December 2020
Term Loan and Term Loan B	6,179	35,940	42,119	—	Varies (4)	6.31%	December 2020 and 2021
Term Loan A	586	144,691	145,277	5,000	Varies (5)	4.06%	December 2021
Bank loans	—	35,661	35,661	—	Varies (6)	4.08% - 6.83%	September 2020
Bank term loan	8,839	22,126	30,965	—	Varies (7)	6.82% - 10.32%	July 2021
Bank term loan	1,446	24,016	25,462	—	4.50%	4.50%	April 2022
Bank term loans	1,578	31,338	32,916	—	LIBOR + 2.25%	3.48%	September 2022
					LIBOR + 3.00%	4.33%	September 2022
Solar asset-backed notes	3,910	93,359	97,269	—	4.40% - Class A	4.40%	July 2024
					5.38% - Class B	5.38%	July 2024
Note payable	—	39,218	39,218	—	12.00%	12.00%	December 2018
Total non-recourse debt	22,538	846,257	868,795	26,735
Total debt	$269,538	$846,257	$1,115,795	$27,141
As of December 31, 2016, debt consisted of the following (in thousands, except percentages):

	Carrying Values, net of debt discount			Unused Borrowing Capacity	Annual Contractual Interest Rate	Interest Rate	Maturity Date
	Current	Long Term	Total
Recourse debt:
Bank line of credit	$—	$244,000	$244,000	$3,406	Varies (1)	3.96% - 5.75%	April 2018
Total recourse debt	$—	$244,000	$244,000	$3,406
Non-recourse debt:
Line of credit (Aggregation Facility)	—	245,200	245,200	9,300	Varies (3)	2.93% - 3.39%	December 2020
Term Loan and Term Loan B	116	42,870	42,986	—	Varies (4)	6.00%	December 2020 December 2021
Term Loan A	616	146,387	147,003	5,000	Varies (5)	3.64%	December 2021
Bank term loan	7,286	23,802	31,088	1,032	Varies (7)	6.25% - 9.94%	July 2021
Bank term loan	1,331	26,565	27,896	—	4.50%	4.50%	April 2022
Bank term loan	1,074	21,249	22,323	—	LIBOR + 2.25%	2.86%	September 2022
Solar asset-backed notes	3,730	97,565	101,295	—	4.40% - Class A	4.40%	July 2024
					5.38% - Class B	5.38%	July 2024
Note payable	—	36,232	36,232	—	12.00%	12.00%	December 2018
Total non-recourse debt	14,153	639,870	654,023	15,332
Total debt	$14,153	$883,870	$898,023	$18,738

(1)	Loans under the facility bear interest at LIBOR +3.25% per annum or the Base Rate +2.25% per annum. The Base Rate is the highest of the Federal Funds Rate +0.50%, the Prime Rate, or LIBOR +1.00%.

(2)	Loans under the facility bear interest at LIBOR +2.75% per annum for the initial four-year period for LIBOR loans or the Base Rate +1.75% per annum for Base Rate Loans.

(3)	Loans under the facility bear interest at LIBOR +2.50% per annum for the initial three-year revolving availability period, stepping up to LIBOR +2.75% per annum in the following two-year period.

(4)
Term loan under the facility bears interest at LIBOR +5.00% per annum for the first three-year period, stepping up to LIBOR +6.50% per annum thereafter. Term loan B under the facility bears interest at LIBOR +5.00% per annum.

(5)	Loan under the facility bears interest at LIBOR +2.75% per annum, stepping up to LIBOR +3.00% per annum on the fourth anniversary.

(6)	Loans under the facility bear interest at LIBOR +2.75% per annum for the senior secured loan, and LIBOR +5.50% per annum for the subordinated loan.

(7)	Loans under the facility bear interest at LIBOR +5.50% per annum for contracted SRECs and LIBOR +9.00% per annum for uncontracted SRECs.
Bank Line of Credit
The Company has outstanding borrowings under a syndicated working capital facility with banks for a total commitment of up to $250.0 million. The working capital facility is secured by substantially all of the unencumbered assets of the Company, as well as ownership interests in certain subsidiaries of the Company.
Under the terms of the working capital facility, the Company is required to meet various restrictive covenants, such as the completion and presentation of audited consolidated financial statements, maintaining a minimum unencumbered liquidity of at least $25.0 million in the aggregate as of the last day of each calendar month and maintaining a modified interest coverage ratio of 2.00 or greater, measured quarterly as of the last day of each quarter. The Company was in compliance with all debt covenants as of September 30, 2017.
As of September 30, 2017, the balance under this facility was $247.0 million with a maturity date in April 2018. As of September 30, 2017, the Company’s cash balance was $216.1 million and as such, the Company does not currently have the funds required to fully repay the debt. As this facility has a three year term, the Company is in the process of negotiating refinancing options and plans to extend the maturity date of the facility. Although there is no assurance that the Company will be able to do so, the Company believes that it is probable that it will be able to extend or otherwise refinance the facility prior to maturity.
Syndicated Credit Facilities
Each of the Company's syndicated credit facilities contain customary covenants including the requirement to maintain certain financial measurements and provide lender reporting. Each of the syndicated credit facilities also contain certain provisions in the event of default which entitle lenders to take certain actions including acceleration of amounts due under the facilities and acquisition of membership interests and assets that are pledged to the lenders under the terms of the credit facilities. The Company was in compliance with all debt covenants as of September 30, 2017.
Term loan due in April 2024
As of September 30, 2017, a subsidiary of the Company has an outstanding balance of $131.5 million on senior secured credit facilities that was syndicated with various lenders. The credit facilities totaled $202.0 million and consisted of a $195.0 million delayed draw term loan facility and a $7.0 million revolving debt service reserve letter of credit facility. The facilities are non-recourse to the Company and are secured by net cash flows from Customer Agreements and solar renewable energy credits ("SRECs"), less certain operating, maintenance and other expenses which are available to the borrower after distributions to tax equity investors. Prepayments are permitted under the delayed draw term loan facility.
Line of credit (Aggregation Facility) and Term Loan
As of September 30, 2017, certain subsidiaries of the Company have an outstanding balance of $310.9 million on secured credit facilities agreements, as amended, with a syndicate of banks. The facilities include a revolving aggregation facility (“Aggregation Facility”), a term loan (“Term Loan”) and a revolving debt service reserve letter of credit facility. The facilities are non-recourse to the Company and are secured by net cash flows of certain subsidiaries from Customer Agreements, less certain operating, maintenance and other expenses which are available to the borrowers after distributions to tax equity investors. Term Loan prepayment penalties range from 0% - 1% depending on the timing of the prepayment.
Term Loan A and Term Loan B
As of September 30, 2017, certain subsidiaries of the Company have an outstanding balance of $164.9 million on secured credit facilities agreements with a syndicate of banks. These facilities include a senior term loan (“Term Loan A”) and a subordinated term loan (“Term Loan B”). In addition, the credit facilities also include a working capital revolver commitment and a revolving debt service reserve letter of credit facility which draws are solely for the purpose of satisfying the required debt service reserve amount if necessary. The facilities are non-recourse to the Company and are secured by net cash flows of certain subsidiaries from Customer Agreements, less certain operating, maintenance and other expense which are available to the borrowers after distributions to tax equity investors. Prepayments are permitted under Term Loan A and Term Loan B at par without premium or penalty.
Bank Loans
Bank loans due in September 2020
As of September 30, 2017, a subsidiary of the Company has an outstanding balance of $35.7 million on a revolving loan facility. The facility is secured by the assets and related net cash flow of this subsidiary and is non-recourse to the Company's other assets. The Company was in compliance with all debt covenants as of September 30, 2017.
Bank term loan due in July 2021
As of September 30, 2017, a subsidiary of the Company has an outstanding balance of $31.0 million on a secured credit agreement. The facility is non-recourse to the Company and is secured by substantially all of the assets of the subsidiary, including its rights in and the net cash flows from the generation of contracted and uncontracted SRECs by certain subsidiaries. The facility contains customary covenants including the requirement to provide lender reporting. The Company guarantees the delivery of SRECs on the subsidiary’s underlying contracts in the event of a delivery shortfall pursuant to the SREC contracts with counterparties. The Company does not guarantee payments of principal or interest on the loan. The credit facility also contains certain provisions in the event of default which entitles the lender to take certain actions including acceleration of amounts due under the facilities. The Company was in compliance with all debt covenants as of September 30, 2017.
Bank term loan due in April 2022
As of September 30, 2017, a subsidiary of the Company has an outstanding balance of $25.5 million on a term loan. The loan is secured by the assets and related net cash flow of this subsidiary and is non-recourse to the Company’s other assets. The Company was in compliance with all debt covenants as of September 30, 2017.
Bank term loans due in September 2022
As of September 30, 2017, a subsidiary of the Company has an outstanding balance of $12.6 million on a non-recourse loan. The loan is secured by substantially all of the assets of the subsidiary including this subsidiary’s membership interests and assets in its investment funds. The loan contains certain provisions in the event of default which entitles the lender to take certain actions including acceleration of amounts due under the loan. The Company was in compliance with all debt covenants as of September 30, 2017.
As of September 30, 2017, a subsidiary of the Company has an outstanding balance of $20.4 million on a secured, non-recourse loan agreement. The loan will be repaid through cash flows from a lease pass-through arrangement previously entered into by the Company. The loan agreement contains customary covenants including the requirement to maintain certain financial measurements and provide lender reporting. The loan also contains certain provisions in the event of default which entitles the lender to take certain actions including acceleration of amounts due under the loan. The Company was in compliance with all debt covenants as of September 30, 2017.

Solar Asset-Backed Notes
As of September 30, 2017, a subsidiary of the Company has an outstanding balance of $97.3 million on solar asset-backed notes ("Notes") secured by associated customer contracts (“Solar Assets”) held by a special purpose entity (“Issuer”). As of September 30, 2017 and December 31, 2016, these Solar Assets had a carrying value of $175.2 million and $181.8 million, respectively, and are included under solar energy systems, net, in the consolidated balance sheets. The Notes were issued at a discount of 0.08%.
In connection with the transaction, the Company modified two lease pass-through arrangements with an investor. The modified lease-pass through arrangements require the majority of the cash flows generated by the Solar Assets to be passed on to the Issuer through monthly lease payments from the Fund investor. Those cash flows are used to service the monthly principal of the Notes and interest payments and satisfy the Issuer’s expenses, and any residual cash flows are retained by the Fund investor and recorded as a reduction in the remaining financing obligation. The Company recognizes revenue earned from the associated Customer Agreements in accordance with the Company’s revenue recognition policy. The assets and cash flows generated by the Solar Assets are not available to the other creditors of the Company, and the creditors of the Issuer, including the Note holders, have no recourse to the Company’s other assets. The Company was in compliance with all debt covenants as of September 30, 2017.
Notes Payable
As of September 30, 2017, a subsidiary of the Company has an outstanding balance of $39.2 million on a note purchase agreement with an investor for the issuance of senior notes. On the last business day of each quarter, commencing with March 31, 2014, to the extent the Company’s subsidiary has insufficient funds to pay the full amount of the stated interest of the outstanding loan balance, a payment-in-kind (“PIK”) interest rate of 12% is accrued and added to the outstanding balance. As of September 30, 2017 and December 31, 2016, the portion of the outstanding loan balance that related to PIK interest was $12.3 million and $9.5 million, respectively. The senior notes are secured by the assets and related cash flows of certain of the Company’s subsidiaries and are non-recourse to the Company’s other assets. The Company was in compliance with all debt covenants as of September 30, 2017.

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
The interest rate swaps have been designated as cash flow hedges. The credit risk adjustment associated with these swaps is the risk of non-performance by the counterparties to the contracts. In the nine months ended September 30, 2017, the hedge relationships on the Company’s interest rate swaps have been assessed as highly effective as the critical terms of the interest rate swaps match the critical terms of the underlying forecasted hedged transactions. Accordingly, changes in the fair value of these derivatives are recorded as a component of accumulated other comprehensive income, net of income taxes. Changes in the fair value of these derivatives are subsequently reclassified into earnings, and are included in interest expense, net in the Company’s statements of operations, in the period that the hedged forecasted transactions affects earnings.
The Company recorded an unrealized loss of $0.5 million and $5.0 million for the three and nine months ended September 30, 2017, respectively, net of applicable tax benefit of $0.3 million and $3.2 million, respectively. The Company recorded an unrealized gain of $0.4 million and an unrealized loss of $5.2 million for the three and nine months ended September 30, 2016, respectively, net of applicable tax expense of $0.3 million and tax benefit of $3.3 million, respectively. The Company recognized interest expense on derivatives into earnings of $0.1 million and $1.0 million for the three and nine months ended September 30, 2017, respectively, net of tax expense of $0.1 million and $0.7 million, respectively. The Company recognized interest expense on derivatives into earnings of $0.3 million and $0.9 million for the three and nine months ended September 30, 2016, respectively, net of tax expense of $0.2 million and $0.6 million, respectively. During the next twelve months, the Company estimates that an additional $1.9 million will be reclassified as an increase to interest expense. There were no undesignated derivative instruments recorded by the Company as of September 30, 2017.
At September 30, 2017, the Company had designated derivative instruments classified as derivative assets as reported in other assets of $0.4 million and derivative liabilities as reported in other liabilities of $5.9 million in the Company’s balance sheet. At December 31, 2016, the Company had designated derivative instruments classified as derivative assets as reported in other assets of $1.6 million in the Company’s balance sheet. At September 30, 2017, the Company had the following derivative instruments (in thousands, other than quantity and interest rates):

Type	Quantity	Maturity Dates	Hedge Interest Rates	Notional Amount	Fair Market Value
Interest rate swaps	2	8/31/2022 - 9/30/2022	1.29% - 2.37%	$28,434	$96
Interest rate swaps	6	4/30/2024 - 10/31/2024	2.16% - 2.69%	$151,088	$(2,280)
Interest rate swaps	4	10/31/2028	2.17% - 2.18%	$124,963	$78
Interest rate swap	1	9/30/2031	3.23%	$9,905	$(251)
Interest rate swaps	5	7/31/2034	2.48% - 3.04%	$144,379	$(1,524)
Interest rate swaps	5	7/31/2035	2.56% - 2.95%	$140,521	$(1,647)

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
Under these lease pass-through arrangements, wholly owned subsidiaries of the Company finance the cost of solar energy systems with investors for an initial term of 20 – 25 years. The solar energy systems are subject to Customer Agreements with an initial term not exceeding 20 years. These solar energy systems are reported under the line item solar energy systems, net in the consolidated balance sheets. As of September 30, 2017 and December 31, 2016, the cost of the solar energy systems placed in service under the lease pass-through arrangements was $493.3 million and $494.9 million, respectively. The accumulated depreciation related to these assets as of September 30, 2017 and December 31, 2016 was $64.3 million and $50.8 million, respectively.
In 2015, the Company entered into a lease pass-through arrangement and in connection with this arrangement, the Company agreed to defer a portion (up to 25%) of the amounts required to be paid upfront under the arrangement through a loan between an indirect wholly owned subsidiary of the Company and a subsidiary of the Fund investor. The loan is collateralized by the related cash flows assigned to the Fund investor. There is a legal right to offset the loan if an event of default has occurred. Therefore, the lease pass-through financing obligation related to this arrangement is recorded net of the loan. As of September 30, 2017 and December 31, 2016, the loan amount was $21.2 million and $23.2 million, respectively.

Note 9. VIE Arrangements
The Company consolidated various VIEs at September 30, 2017 and December 31, 2016. The carrying amounts and classification of the VIEs’ assets and liabilities included in the consolidated balance sheets are as follows (in thousands):

	September 30, 2017	December 31, 2016
Assets
Current assets
Cash	$125,232	$120,728
Restricted cash	1,861	1,680
Accounts receivable, net	30,198	20,771
Prepaid expenses and other current assets	482	242
Total current assets	157,773	143,421
Solar energy systems, net	2,437,363	1,920,330
Other assets	2,305	1,481
Total assets	$2,597,441	$2,065,232
Liabilities
Current liabilities
Accounts payable	$25,329	$14,873
Distributions payable to noncontrolling interests and redeemable noncontrolling interests	14,785	10,654
Accrued expenses and other liabilities	1,884	782
Deferred revenue, current portion	31,666	25,827
Deferred grants, current portion	3,544	3,644
Non-recourse debt, current portion	10,285	8,616
Total current liabilities	87,493	64,396
Deferred revenue, net of current portion	429,220	396,858
Deferred grants, net of current portion	102,316	105,390
Non-recourse debt, net of current portion	167,181	50,367
Other liabilities	2,524	—
Total liabilities	$788,734	$617,011
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

Note 10. Redeemable Noncontrolling Interests and Equity
The changes in redeemable noncontrolling interests, total stockholders’ equity and noncontrolling interests were as follows (in thousands):

	Redeemable Noncontrolling Interests	Total Stockholders' Equity	Noncontrolling Interests	Total Equity
Balance — December 31, 2016	$137,907	$672,961	$251,225	$924,186
Exercise of stock options	—	1,573	—	1,573
Issuance of restricted stock units, net of tax withholdings	—	(2,925)	—	(2,925)
Shares issued in connection with the Employee Stock Purchase Plan	—	1,145	—	1,145
Stock based compensation	—	16,530	—	16,530
Contributions from noncontrolling interests and redeemable noncontrolling interests	105,167	—	368,902	368,902
Distributions to noncontrolling interests and redeemable noncontrolling interests	(11,794)	—	(31,098)	(31,098)
Cumulative effect of adoption of new ASUs	—	2,996	—	2,996
Net income (loss)	(54,820)	65,630	(229,324)	(163,694)
Other comprehensive loss, net of taxes	—	(3,974)	—	(3,974)
Balance — September 30, 2017	$176,460	$753,936	$359,705	$1,113,641
The carrying value of redeemable noncontrolling interests was greater than the redemption value except for seven and four Funds at September 30, 2017 and December 31, 2016, respectively, where the carrying value has been adjusted to the redemption value.

Note 11. Stock-Based Compensation
Stock Options
The following table summarizes the activity for all stock options under all of the Company’s equity incentive plans for the nine months ended September 30, 2017 (shares and aggregate intrinsic value in thousands):

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2016	12,897	$5.94	7.49
Granted	4,656	5.06
Exercised	(538)	2.92
Cancelled	(687)	8.11
Outstanding at September 30, 2017	16,328	$5.70	7.56	$11,942

Options vested and exercisable at September 30, 2017	7,952	$5.49	6.19	$8,875

Restricted Stock Units
The following table summarizes the activity for all restricted stock units (“RSUs”) under all of the Company’s equity incentive plans for the nine months ended September 30, 2017 (shares in thousands):

	Number of Awards	Weighted Average Grant Date Fair Value
Unvested balance at December 31, 2016	4,106	$6.87
Granted	3,129	5.21
Issued	(943)	7.61
Forfeited	(914)	5.78
Unvested balance at September 30, 2017	5,378	$5.77
Employee Stock Purchase Plan
Under the Company's 2015 Employee Stock Purchase Plan ("ESPP") (as amended in May 2017), eligible employees are offered shares bi-annually through a 24 month offering period which encompasses four six month purchase periods. Each purchase period begins on the first trading day on or after May 15 and November 15 of each year. Employees may purchase a limited number of shares of the Company’s common stock via regular payroll deductions at a discount of 15% of the lower of the fair market value of the Company’s common stock on the first trading date of each offering period or on the exercise date. Employees may deduct up to 15% of payroll, with a cap of $25,000 of fair market value of shares in any calendar year and 10,000 shares per employee per purchase period.
Stock-Based Compensation Expense
The Company recognized stock-based compensation expense, including ESPP expenses, in the consolidated statements of operations as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Cost of operating leases and incentives	$(69)	$711	$1,792	$1,550
Cost of solar energy systems and product sales	171	86	441	284
Sales and marketing	1,580	2,484	4,304	5,992
Research and development	259	115	594	361
General and administration	3,164	1,983	9,363	5,839
Total	$5,105	$5,379	$16,494	$14,026

In August 2017, the Company entered into an agreement with an affiliate ("Contractor") of Comcast Corporation ("Comcast") whereby Contractor will receive lead or sales fees for new customers it brings to the Company over a 40-month term. Comcast may also earn a warrant to purchase up to 11,793,355 shares of the Company's outstanding common stock, at an exercise price of $0.01 per warrant share. The warrant initially vests 50.05% when both (i) Contractor has earned a lead or sales fee with respect to 30,000 of installed solar energy systems, and (ii) Contractor or its affiliates have spent at least $10.0 million in marketing and sales in connection with the agreement. Thereafter, the warrant will vest in five additional increments for each additional 6,000 installed solar energy systems.

Note 12. Income Taxes
The income tax expense rate for the three and nine months ended September 30, 2017 was (22.7)% and (20.8)%, respectively. The income tax expense rate for the three and nine months ended September 30, 2016 was (15.3)% and (6.4)%, respectively. The differences between the actual consolidated effective income tax rate and the

U.S. federal statutory rate were primarily attributable to the allocation of losses on noncontrolling interests and redeemable noncontrolling interests, which assumes a hypothetical liquidation of these partnerships as of the reporting dates and therefore a deferred tax expense is calculated on the income available to common shareholders.
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
Uncertain Tax Positions
As of September 30, 2017 and December 31, 2016, the Company had $1.5 million of unrecognized tax benefits related to an acquisition in 2015. In addition, there was $0.4 million and $0.3 million of interest and penalties for uncertain tax positions as of September 30, 2017 and December 31, 2016, respectively. The Company does not have any tax positions for which it is reasonably possible that the total amount of gross unrecognized benefits will increase or decrease within the next 12 months. The Company is subject to taxation and files income tax returns in the United States, and various state and local jurisdictions. Due to the Company’s net losses, substantially all of its federal, state and local income tax returns since inception are still subject to audit.
Net Operating Loss Carryforwards
As a result of the Company’s net operating loss carryforwards as of September 30, 2017 and December 31, 2016, the Company does not expect to pay income tax, including in connection with its income tax provision for the nine months ended September 30, 2017 until the Company’s net operating losses are fully utilized. As of December 31, 2016, the Company’s federal and state net operating loss carryforwards were $571.0 million and $524.9 million, respectively. If not utilized, the federal net operating loss will begin to expire in the year 2028 and the state net operating losses will begin to expire in the year 2024.

Note 13. Commitments and Contingencies
Letters of Credit
As of September 30, 2017 and December 31, 2016, the Company had $10.1 million and $6.2 million, respectively, of unused letters of credit outstanding, which carry fees of 2.50% - 3.00% per annum and 2.50% per annum, respectively.
Non-cancellable Operating Leases
The Company leases facilities and equipment under non-cancellable operating leases. Total operating lease expenses were $3.0 million and $2.9 million for the three months ended September 30, 2017 and 2016, respectively, and $9.3 million and $8.5 million for the nine months ended September 30, 2017 and 2016, respectively.

Certain operating leases contain rent escalation clauses, which are recorded on a straight-line basis over the initial term of the lease with the difference between the rent paid and the straight-line rent recorded as a deferred rent liability. Lease incentives received from landlords are recorded as deferred rent liabilities and are amortized on a straight-line basis over the lease term as a reduction to rent expense. Deferred rent liabilities were $2.6 million and $2.9 million as of September 30, 2017 and December 31, 2016, respectively.
Capital Lease Obligations
As of September 30, 2017 and December 31, 2016, capital lease obligations were $14.9 million and $23.0 million, respectively. The capital lease obligations bear interest at rates up to 10% per annum.
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

On November 20, 2015, a putative class action captioned Slovin et al. v. Sunrun Inc. and Clean Energy Experts, LLC, Case No. 4:15-cv-05340, was filed in the United States District Court, Northern District of California. The complaint generally alleged violations of the Telephone Consumer Protection Act (the “TCPA”) on behalf of an individual and putative classes of persons alleged to be similarly situated. Plaintiffs filed a First Amended Complaint on December 2, 2015, and a Second Amended Complaint on March 25, 2016, also asserting individual and putative class claims under the TCPA. By Order entered on April 28, 2016, the Court granted the Company’s motion to strike the class allegations set forth in the Second Amended Complaint, and granted leave to amend. Plaintiffs filed a Third Amended Complaint on July 12, 2016. On October 12, 2016, the Court denied the Company’s motion to again strike the class allegations set forth in the Third Amended Complaint. On October 3, 2017, plaintiffs filed a motion for leave to file a Fourth Amended Complaint, seeking to, among other things, revise the definitions of the classes that plaintiffs seek to represent. The Company has opposed that motion. In each iteration of their Complaint, plaintiffs seek statutory damages, equitable and injunctive relief, and attorneys’ fees and costs, on behalf of themselves and the absent classes. While plaintiffs have not identified the number of total violations for which they are claiming on a class-wide basis, on August 25, 2017, plaintiffs claimed in their expert report that the classes consist of thousands of alleged putative class members.

Most, if not all, of the claims asserted in the lawsuit relate to activities allegedly engaged in by third-party vendors, for which the Company denies any responsibility. The vendors are contractually obligated to indemnify the Company for losses related to the conduct alleged. The Company believes that the claims are without merit and intends to defend itself vigorously.
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
On September 26, 2016, the Baker, Brown, Cohen, Mancy, Nunez, Pytel and Steinberg actions were consolidated. On September 14, 2017, the Superior Court of California, County of San Mateo granted Mancy’s request to voluntarily dismiss the Mancy v. Sunrun Inc., et al., Case No. CIV 538303, action. On September 19, 2017, the Superior Court of California, County of San Mateo granted Steinberg’s request to voluntarily dismiss the Steinberg v. Sunrun Inc., et al., Case No. 539064, action. On October 4, 2017, the Superior Court of California, County of San Mateo granted Brown et al.’s request to voluntarily dismiss the Brown et al. v. Sunrun Inc., et al. Case No. CIV 538311, action.
On May 3, 2017, a purported shareholder class action captioned Fink, et al. v. Sunrun Inc., et al., Case No. 3:17-cv-02537, was filed in the United States District Court, Northern District of California, against the Company and certain of the Company’s directors and officers. The complaint generally alleges that the defendants violated Sections 10(b) and 20(a) of the Exchange Act of 1934, and Securities and Exchange Commission Rule 10b-5, by making false or misleading statements in connection with public filings made between September 15, 2015 and March 8, 2017 regarding the number of customers who canceled contracts after signing up for the Company’s home-solar energy system. The plaintiff seeks compensatory damages, including interest, attorney's fees, and costs, on behalf of all persons other than the defendants who purchased the Company's securities between September 16, 2015 and May 2, 2017. On May 4, 2017, a purported shareholder class action captioned Hall, et al. v. Sunrun Inc., et al., Case No. 3:17-cv-02571, was filed in the United States District Court, Northern District of California. On May 18, 2017, a purported shareholder class action captioned Sanogo, et al. v. Sunrun Inc., et al., Case No. 3:17-cv-02865, was filed in the United States District Court, Northern California District of California. The Hall and Sanogo complaints are substantially similar to the Fink complaint, and seeks similar relief against similar defendants on behalf of a substantially similar class. On August 23, 2017, the Fink, Hall, and Sanogo actions were consolidated, and on September 25, 2017, plaintiffs filed a consolidated amended complaint which alleges the same underlying violations as the original Fink, Hall and Sanogo complaints.

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

Note 14. Earnings Per Share
The computation of the Company’s basic and diluted net income per share are as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Numerator:
Net income attributable to common stockholders	$27,782	$16,878	$65,631	$62,655
Denominator:
Weighted average shares used to compute net income per share attributable to common stockholders, basic	105,783	102,707	105,060	101,988
Weighted average effect of potentially dilutive shares to purchase common stock	3,815	2,385	2,833	2,710
Weighted average shares used to compute net income per share attributable to common stockholders, diluted	109,598	105,092	107,893	104,698
Net income per share attributable to common stockholders
Basic	$0.26	$0.16	$0.62	$0.61
Diluted	$0.25	$0.16	$0.61	$0.60

The following shares were excluded from the computation of diluted net income per share as the impact of including those shares would be anti-dilutive (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Warrants	1,251	1,251	1,251	1,251
Outstanding stock options	9,346	9,650	12,257	8,723
Unvested restricted stock units	787	1,064	1,099	1,445
Total	11,384	11,965	14,607	11,419

Note 15. Related Party Transactions
An individual who previously served as one of the Company’s directors until March 2017 has direct and indirect ownership interests in Enphase Energy, Inc. (“Enphase”). For the three months ended September 30, 2017 and 2016, the Company recorded $2.2 million and $4.3 million, respectively, and $6.6 million and $18.7 million for the nine months ended September 30, 2017 and 2016, respectively, in purchases from Enphase and had outstanding payables to Enphase of $2.1 million and $0.4 million as of September 30, 2017 and December 31, 2016, respectively.
Note 16. Subsequent Events

On October 20, 2017, certain subsidiaries of the Company entered into an aggregate $303.0 million of senior secured credit facilities. The facilities are syndicated with various lenders and consist of: (i) a $234.5 million senior delayed draw term loan facility with an initial interest rate of LIBOR + 2.75% until October 31, 2021, stepping up to LIBOR + 3.00% thereafter; (ii) a $58.5 million subordinated delayed draw term loan facility, with 30% of loans having an interest rate of LIBOR + 5.00% and the remaining 70% of loans having an interest rate of 7.03%; and (iii) a $10.0 million debt service reserve letter of credit facility. The facilities are non-recourse to the Company and are secured by net cash flows from Customer Agreements available to the borrowers after distributions to tax equity investors and payment of certain operating, maintenance and other expenses. All facilities mature on October 20, 2024.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The discussion in this Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and the Private Securities Litigation Reform Act of 1995, which statements involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:

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
We offer our solar service offerings both directly to the homeowner and through our solar partners, which include sales and installation partners, and strategic partners, which include retail partners. In addition, we sell solar energy systems directly to customers for cash. We also sell solar energy panels and other products (such as racking) to resellers. As of September 30, 2017, we sell our solar services to customers in 22 states, plus the District of Columbia, and sold solar energy panels and other products to resellers throughout the United States. Approximately half of our cumulative systems deployed are in California.
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
Our ability to offer Customer Agreements depends in part on our ability to finance the purchase and installation of the solar energy systems by monetizing the resulting customer cash flows and related investment tax credits (“ITCs”), accelerated tax depreciation and other incentives from governments and local utilities. We monetize these incentives under tax equity investment funds which are generally structured as non-recourse project financings. From inception to November 6, 2017, we have established 34 investment funds, which represent financing for an estimated $6.2 billion in value of solar energy systems on a cumulative basis. We intend to establish additional investment funds and may also use debt, equity and other financing strategies to fund our growth.

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
From inception to November 6, 2017, we have formed 34 investment funds. Of these 34 funds, 29 are currently active and are described below. We have established different types of investment funds to implement our asset monetization strategy. Depending on the nature of the investment fund, cash may be contributed to the investment fund by the investor upfront or in stages based on milestones associated with the design, construction or interconnection status of the solar energy systems. The cash contributed by the fund investor is used by the investment fund to purchase solar energy systems. The investment funds either own or enter into a master lease with a Sunrun subsidiary for the solar energy systems, Customer Agreements and associated incentives. We receive on-going cash distributions from the investment funds representing a portion of the monthly customer payments received. We use the upfront cash, as well as on-going distributions to cover our costs associated with designing, purchasing and installing the solar energy systems. In addition, we also use debt, equity and other financing strategies to fund our operations. The allocation of the economic benefits between us and the fund investor and the corresponding accounting treatment varies depending on the structure of the investment fund.
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

The table below provides an overview of our current investment funds (in millions, except number of funds and MW Deployed):

		Consolidated Joint Ventures
	Lease Pass-Through	Partnership Flip	JV Inverted Lease
Consolidation	Owner entity consolidated, tenant entity not consolidated	Single entity, consolidated	Owner and tenant entities consolidated	Owner and tenant entities consolidated
Balance sheet classification	Lease pass-through financing obligation	Redeemable noncontrolling interests and noncontrolling interests	Redeemable noncontrolling interests and noncontrolling interests	Noncontrolling interests
Revenue from ITCs	Recognized annually over 5 years as the recapture period elapses	None	None	None
Method of calculating investor interest	Effective interest rate method	Greater of HLBV or redemption value	Greater of HLBV or redemption value	Pro rata
Liability balance as of September 30, 2017	$144.0	N/A	N/A	N/A
Noncontrolling interest balance (redeemable or otherwise) as of September 30, 2017	N/A	$456.8	$72.4	$7.0
Number of funds (as of September 30, 2017)	5	17	5	1
MW deployed (as of September 30, 2017)	129.5	639.4	149.1	20.7
Carrying value of solar energy systems, net (as of September 30, 2017)	$429.1	$1,800.1	$519.5	$80.5
Contributions from third-party fund investors (through September 30, 2017)	$508.0	$1,572.9	$388.4	$86.3

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
During the fourth quarter of 2016, we reviewed our key operating metrics to ensure our reported metrics remain aligned with how we currently operate our business. Based on our growing operating experience, unique business model and industry trends, we modified our method for calculating Megawatts Booked and replaced Estimated Retained Value and Estimated Nominal Contracted Payments Remaining with Gross Earning Assets. We believe these changes provide investors with improved indicators of performance and trends and are better aligned with our current sales compensation and key operating objectives. As a result of this modification, the presentation of Megawatts Booked for periods prior to December 31, 2016 in the tables below has been recast to reflect the updated calculation methodology. In addition, we have now modified the definition of Gross Earning Assets to explain that in calculating Gross Earning Assets we deduct estimated cash distributions to our cash equity financing providers, similar to how we exclude estimated cash distributions to investors in consolidated joint ventures.

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

	For the Three Months Ended September 30,
	2017	2016
MW Booked (during the period) (1)	93	83
MW Deployed (during the period)	90	80

(1)	MW Booked for the three months ended September 30, 2016 has been recast to reflect the updated method of calculating MW Booked as discussed above.

	As of September 30,
	2017	2016
Cumulative Megawatts Deployed (end of period) (1)	1,117	801

(1)	The Cumulative Megawatts Deployed may not equal the sum of all MW deployed each year due to rounding.

	As of September 30,
	2017	2016

	(in thousands)
Gross Earning Assets Under Energy Contract	$1,359,017	$1,107,858
Gross Earning Assets Value of Purchase or Renewal	709,414	561,239
Gross Earning Assets	$2,068,431	$1,669,097

The tables below provide a range of Gross Earning Asset amounts if different default, discount and purchase and renewal assumptions were used.
Gross Earning Assets Under Energy Contract:

	As of September 30, 2017
	Discount rate
Default rate	4%	5%	6%	7%	8%

	(in thousands)
5%	$1,559,176	$1,434,253	$1,323,525	$1,225,096	$1,137,354
0%	$1,602,766	$1,473,525	$1,359,017	$1,257,270	$1,166,606

Gross Earning Assets Value of Purchase or Renewal:

	As of September 30, 2017
	Discount rate
Purchase or Renewal rate	4%	5%	6%	7%	8%

	(in thousands)
80%	$941,825	$762,149	$618,804	$504,057	$411,901
90%	$1,079,608	$873,699	$709,414	$577,897	$472,265
100%	$1,217,391	$985,249	$800,024	$651,736	$532,629

Total Gross Earning Assets:

	As of September 30, 2017
	Discount rate
Purchase or Renewal rate	4%	5%	6%	7%	8%

	(in thousands)
80%	$2,544,591	$2,235,674	$1,977,821	$1,761,328	$1,578,507
90%	$2,682,374	$2,347,224	$2,068,431	$1,835,167	$1,638,871
100%	$2,820,157	$2,458,774	$2,159,041	$1,909,007	$1,699,235

Critical Accounting Policies and Estimates
There have been no material changes to our critical accounting policies and estimates during the nine months ended September 30, 2017 from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the SEC pursuant to the Exchange Act.

Results of Operations
The results of operations presented below should be reviewed in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

	(in thousands, except per share data)
Revenue:
Operating leases and incentives	$58,462	$43,150	$171,897	$123,084
Solar energy systems and product sales	82,829	68,883	211,359	210,230
Total revenue	141,291	112,033	383,256	333,314
Operating expenses:
Cost of operating leases and incentives	49,232	40,770	140,682	117,478
Cost of solar energy systems and product sales	69,588	57,264	179,957	176,376
Sales and marketing	37,298	40,192	101,758	127,096
Research and development	3,936	2,458	10,642	7,294
General and administrative	27,925	21,331	77,776	68,193
Amortization of intangible assets	1,052	1,051	3,154	3,154
Total operating expenses	189,031	163,066	513,969	499,591
Loss from operations	(47,740)	(51,033)	(130,713)	(166,277)
Interest expense, net	17,707	13,957	49,586	38,535
Other expenses (income), net	(94)	42	589	(460)
Loss before income taxes	(65,353)	(65,032)	(180,888)	(204,352)
Income tax expense (benefit)	14,834	9,936	37,625	13,146
Net loss	(80,187)	(74,968)	(218,513)	(217,498)
Net loss attributable to noncontrolling interests and redeemable noncontrolling interests	(107,969)	(91,846)	(284,144)	(280,153)
Net income attributable to common stockholders	$27,782	$16,878	$65,631	$62,655
Net income per share attributable to common stockholders
Basic	$0.26	$0.16	$0.62	$0.61
Diluted	$0.25	$0.16	$0.61	$0.60
Weighted average shares used to compute net income per share attributable to common stockholders
Basic	105,783	102,707	105,060	101,988
Diluted	109,598	105,092	107,893	104,698

Comparison of the Three Months Ended September 30, 2017 and 2016
Revenue

	Three Months Ended September 30,		Change
	2017	2016	$	%

	(in thousands)
Operating leases	$47,600	$34,144	$13,456	39%
Incentives	10,862	9,006	1,856	21%
Operating leases and incentives	58,462	43,150	15,312	35%

Solar energy systems	30,734	27,585	3,149	11%
Products	52,095	41,298	10,797	26%
Solar energy systems and product sales	82,829	68,883	13,946	20%
Total revenue	$141,291	$112,033	$29,258	26%
Operating Leases and Incentives. Operating lease revenue increased by $13.5 million, due to both an increase in solar energy systems under Customer Agreements being placed in service in the period from October 1, 2016 through September 30, 2017, and a full quarter of revenue recognized in the third quarter of 2017 for systems placed in service in the third quarter of 2016 versus only a portion recognized in the third quarter of 2016. Revenue from incentives increased by $1.9 million primarily due to an increase in solar renewable energy credits ("SRECs") revenue as a result of the sales under contracts whereby revenue was recognized upon delivery.
Solar Energy Systems and Product Sales. Revenue from solar energy systems sales increased by $3.1 million compared to the prior year due to increased demand in certain states. Product sales increased by $10.8 million, compared to the prior year period primarily due to an increase in volume of fulfillment products sold, offset by industry-wide price decreases.
Operating Expenses

	Three Months Ended September 30,		Change
	2017	2016	$	%

	(in thousands)
Cost of operating leases and incentives	$49,232	$40,770	$8,462	21%
Cost of solar energy systems and product sales	69,588	57,264	12,324	22%
Sales and marketing	37,298	40,192	(2,894)	(7)%
Research and development	3,936	2,458	1,478	60%
General and administrative	27,925	21,331	6,594	31%
Amortization of intangible assets	1,052	1,051	1	—%
Total operating expenses	$189,031	$163,066	$25,965	16%
Cost of Operating Leases and Incentives. The $8.5 million increase in cost of operating leases and incentives was primarily due to the increase in solar energy systems placed in service in the period from October 1, 2016 through September 30, 2017, plus a full quarter of expenses recognized for systems placed in service in the third quarter of 2016 versus only a partial quarter of such expenses related to the period in which the assets were in service in 2016. This resulted in an $8.2 million increase in depreciation and amortization of solar energy system equipment costs and initial direct costs.

The cost of operating leases and incentives decreased to 84% of operating lease and incentives revenue during the three months ended September 30, 2017, from 94% during the three months ended September 30, 2016. This reduction in cost compared to revenue is due to a reduction in the proportion of leased systems installed by us as opposed to third parties compared to the prior year. Systems installed by us bear an allocation of costs, such as warehouse rent and utilities, information technology, administrative and product planning costs, that are expensed during the construction and installation phase as these costs do not meet the criteria for capitalization under Accounting Standards Codification (“ASC”) 360 Property, Plant, and Equipment. These costs can fluctuate depending on the volume of megawatts installed directly by us for systems under an operating lease, and are not necessarily proportional to the increase in revenue generated by our entire fleet of leased systems. As such, the cost of operating leases and incentives as a percentage of operating lease and incentives revenue can vary from period to period.
Cost of Solar Energy Systems and Product Sales. The $12.3 million increase in cost of solar energy systems and product sales was primarily due to an increase in the sales of solar energy systems discussed above.
Sales and Marketing Expense. The $2.9 million decrease in sales and marketing expense was primarily attributable to a decrease in average headcount and decrease in our use of certain third party lead generation and direct mailer provider services as we continue to generate more leads internally.
General and Administrative Expense. The $6.6 million increase in general and administrative expenses primarily relates to hiring of personnel to support the growth of our business and an increase in professional services.
Non-Operating Expenses

	Three Months Ended September 30,		Change
	2017	2016	$	%

	(in thousands)
Interest expense, net	$17,707	$13,957	$3,750	27%
Other expenses (income), net	(94)	42	(136)	(324)%
Total interest and other expenses, net	$17,613	$13,999	$3,614	26%

Interest Expense, net. The increase in interest expense, net of $3.8 million was related to additional borrowings entered into in 2017.
Income Tax Expense

	Three Months Ended September 30,		Change
	2017	2016	$	%

	(in thousands)
Income tax expense	$14,834	$9,936	$4,898	49%
The increase in income tax expense primarily relates to an increase in our deferred tax liabilities related to partnerships, depreciation expense and capitalized indirect costs. Given our net operating loss carryforwards as of December 31, 2016, we do not expect to pay income tax, including in connection with our 2017 income tax provision, until our net operating losses are fully utilized. As of December 31, 2016, our federal and state net operating loss carryforwards were $571.0 million and $524.9 million, respectively. If not utilized, the federal net operating loss will begin to expire in the year 2028 and the state net operating losses will begin to expire in the year 2024.

Net Loss Attributable to Noncontrolling Interests and Redeemable Noncontrolling Interests

	Three Months Ended September 30,		Change
	2017	2016	$	%

	(in thousands)
Net loss attributable to noncontrolling interests and redeemable noncontrolling interests	$(107,969)	$(91,846)	$(16,123)	18%

The increase in net loss attributable to noncontrolling interests and redeemable noncontrolling interests was primarily a result of the addition of 7 funds since September 30, 2016, as well as the HLBV method used in determining the amount of net income or loss attributable to noncontrolling interests and redeemable noncontrolling interests, which generally allocates more loss to the noncontrolling interest in the first several years after fund formation.
Comparison of the Nine Months Ended September 30, 2017 and 2016
Revenue

	Nine Months Ended September 30,		Change
	2017	2016	$	%

	(in thousands)
Operating leases	$129,696	$92,451	$37,245	40%
Incentives	42,201	30,633	11,568	38%
Operating leases and incentives	171,897	123,084	48,813	40%

Solar energy systems	79,431	93,655	(14,224)	(15)%
Products	131,928	116,575	15,353	13%
Solar energy systems and product sales	211,359	210,230	1,129	1%
Total revenue	$383,256	$333,314	$49,942	15%
Operating Leases and Incentives. Operating lease revenue increased by $37.2 million, due to both an increase in solar energy systems under Customer Agreements being placed in service in the period from October 1, 2016 through September 30, 2017, and due to a full nine months of revenue recognized in 2017 for systems placed in service in the nine months ended September 30, 2016 versus only a portion recognized in 2016. Revenue from incentives increased by $11.6 million due to an increase in ITC revenue, which relates to solar energy systems in lease pass-through funds being placed in service in the prior year as we recognize revenue from the monetization of these ITCs annually over five years on each anniversary of a solar energy system’s permission-to-operate date. Additionally, the increase in revenue from incentives was due to an increase in SREC revenue as a result of the sales under contracts whereby the revenue recognition had previously been deferred until minimum levels of deliveries were met, assuring there would be no potential penalties due to the customer and the sales under contracts whereby revenue was recognized upon delivery.
Solar Energy Systems and Product Sales. Revenue from solar energy systems sales decreased by $14.2 million compared to the prior year due to softer customer demand in our retail sales channel. Product sales increased by $15.4 million, compared to the prior year period primarily due to an increase in volume of fulfillment products sold, offset by industry-wide price decreases.

Operating Expenses

	Nine Months Ended September 30,		Change
	2017	2016	$	%

	(in thousands)
Cost of operating leases and incentives	$140,682	$117,478	$23,204	20%
Cost of solar energy systems and product sales	179,957	176,376	3,581	2%
Sales and marketing	101,758	127,096	(25,338)	(20)%
Research and development	10,642	7,294	3,348	46%
General and administrative	77,776	68,193	9,583	14%
Amortization of intangible assets	3,154	3,154	—	—%
Total operating expenses	$513,969	$499,591	$14,378	3%

Cost of Operating Leases and Incentives. The $23.2 million increase in cost of operating leases and incentives was primarily due to an increase in depreciation expense related to the increase in solar energy systems placed in service in the period from October 1, 2016 through September 30, 2017, plus a full nine months of expenses recognized for systems placed in service in the nine months ended September 30, 2016 versus only a portion of such expenses related to the period in which the assets were in service in 2016.

The cost of operating leases and incentives decreased to 82% of operating lease and incentives revenue during the nine months ended September 30, 2017, from 95% during the nine months ended September 30, 2016. This reduction in cost compared to revenue is due to a reduction in the proportion of leased systems installed by us as opposed to third parties compared to the prior year. Systems installed by us bear an allocation of costs, such as warehouse rent and utilities, information technology, administrative and product planning costs, that are expensed during the construction and installation phase as these costs do not meet the criteria for capitalization under ASC 360 Property, Plant, and Equipment. These costs can fluctuate depending on the volume of megawatts installed directly by us for systems under an operating lease, and are not necessarily proportional to the increase in revenue generated by our entire fleet of leased systems. As such, the cost of operating leases and incentives as a percentage of operating lease and incentives revenue can vary from period to period.
Cost of Solar Energy Systems and Product Sales. The $3.6 million increase in cost of solar energy systems and product sales was due to an increase in the product sales discussed above.
Sales and Marketing Expense. The $25.3 million decrease in sales and marketing expense was primarily attributable to the decrease in our use of certain third party lead generation and direct mailer provider services as we continue to generate more leads internally and decrease in personnel.
Research and Development Expense. The $3.3 million increase in research and development was primarily attributable to hiring of personnel to support the growth of our business.
General and Administrative Expense. The $9.6 million increase in general and administrative expenses primarily relates to hiring of personnel to support the growth of our business and an increase in professional services.

Non-Operating Expenses

	Nine Months Ended September 30,		Change
	2017	2016	$	%

	(in thousands)
Interest expense, net	$49,586	$38,535	$11,051	29%
Other expenses (income), net	589	(460)	1,049	(228)%
Total interest and other expenses, net	$50,175	$38,075	$12,100	32%

Interest Expense, net. The increase in interest expense, net of $11.1 million was related to additional borrowings entered into in 2017.
Income Tax Expense

	Nine Months Ended September 30,		Change
	2017	2016	$	%

	(in thousands)
Income tax expense	$37,625	$13,146	$24,479	186%
The increase in income tax expense primarily relates to an increase in our deferred tax liabilities related to partnerships, depreciation expense and capitalized indirect costs. The increase in our deferred tax liabilities was offset by the adoption of ASU 2016-16, Intra-Entity Transfers of Assets Other Than Inventory, which netted prepaid tax assets of $378.2 million against deferred tax liabilities. Given our net operating loss carryforwards as of December 31, 2016, we do not expect to pay income tax, including in connection with our 2017 income tax provision, until our net operating losses are fully utilized. As of December 31, 2016, our federal and state net operating loss carryforwards were $571.0 million and $524.9 million, respectively. If not utilized, the federal net operating loss will begin to expire in the year 2028 and the state net operating losses will begin to expire in the year 2024.
Net Loss Attributable to Noncontrolling Interests and Redeemable Noncontrolling Interests

	Nine Months Ended September 30,		Change
	2017	2016	$	%

	(in thousands)
Net loss attributable to noncontrolling interests and redeemable noncontrolling interests	$(284,144)	$(280,153)	$(3,991)	1%

The increase in net loss attributable to noncontrolling interests and redeemable noncontrolling interests was primarily a result of the addition of 7 funds since September 30, 2016, as well as the HLBV method used in determining the amount of net income or loss attributable to noncontrolling interests and redeemable noncontrolling interests, which generally allocates more loss to the noncontrolling interest in the first several years after fund formation.
Liquidity and Capital Resources
As of September 30, 2017, we had cash of $216.1 million, which consisted of cash held in checking and savings accounts with financial institutions. We finance our operations mainly through a variety of financing fund arrangements that we have formed with fund investors, borrowings, cash generated from our sources of revenue and more recently, proceeds from secured, non-recourse loan arrangements for up to $402.0 million. Our principal uses of cash are funding our business, including the costs of acquisition and installation of solar energy systems, satisfaction of our obligations under our debt instruments and other working capital requirements. As of September 30, 2017, the balance under our working capital facility was $247.0 million with a maturity date in April 2018. As of September 30, 2017, our cash balance was $216.1 million and as such, we do not currently have the funds required to fully repay the debt. As this facility has a three year term, we are in the process of negotiating refinancing options and we expect to extend the maturity date of the facility. Although there is no assurance that we will be able to do so, we believe that it is probable that we will be able to extend or otherwise refinance the facility prior to maturity.
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

	Nine Months Ended September 30,
	2017	2016

	(in thousands)
Consolidated cash flow data:
Net cash used in operating activities	$(39,166)	$(127,231)
Net cash used in investing activities	(589,144)	(545,692)
Net cash provided by financing activities	638,088	676,536
	$9,778	$3,613
Operating Activities
During the nine months ended September 30, 2017, we used $39.2 million in net cash in operating activities. The driver of our operating cash inflow consists of payments received from customers. During the nine months ended September 30, 2017, our operating cash outflows were $49.5 million from our net loss excluding non-cash and non-operating items. The $49.5 million includes a final cash payment of $8.8 million related to the Clean Energy Experts, LLC ("CEE") acquisition as discussed in Note 3, Acquisitions of our Form 10-K for the year ended December 31, 2016. Changes in working capital, other than inventory, resulted in a net cash inflow of $6.3 million. Changes in inventory resulted in a cash inflow of $4.0 million.
During the nine months ended September 30, 2016, we used $127.2 million in net cash in operating activities. The primary driver of our operating cash inflow consists of payments received from customers. During the nine months ended September 30, 2016, we had an increase in deferred revenue of approximately $7.2 million relating to upfront lease payments received from customers and solar energy system incentive rebate payments received from various state and local utilities. This increase was offset by our operating cash outflows of $109.7 million from our net loss excluding non-cash and non-operating items. Changes in inventory resulted in a cash outflow of $14.6 million. Changes in working capital, other than deferred revenue and inventory, resulted in an outflow of cash of $10.1 million.
Investing Activities
During the nine months ended September 30, 2017, we used $589.1 million in cash in investing activities. Of this amount, we used $583.2 million to acquire and install solar energy systems and components under our long-term Customer Agreements, and $6.0 million for capitalized software projects and the acquisition of office equipment.
During the nine months ended September 30, 2016, we used $545.7 million in cash in investing activities. Of this amount, we used $530.3 million to acquire and install solar energy systems and components under our long-

term Customer Agreements, $10.4 million for the acquisition of office equipment, leasehold improvements and furniture, and $5.0 million for additional purchase consideration for the acquisition of CEE.
Financing Activities
During the nine months ended September 30, 2017, we generated $638.1 million from financing activities. This was primarily driven by $437.2 million in net proceeds from fund investors, $195.0 million in proceeds from non-recourse debt, net of repayments and debt fees, and $12.8 million from state grants, net of recapture, offset by $7.6 million in payments for capital lease obligations.
During the nine months ended September 30, 2016, we generated $676.5 million from financing activities. This was primarily driven by $408.7 million in net proceeds from fund investors, $265.1 million in proceeds from debt, net of debt issuance costs and repayments, including repayment of asset-backed notes, and $9.1 million from state grants, net of recapture.
Debt and Financing Fund Commitments
Debt Instruments
For a discussion of the terms and conditions of debt instruments and changes thereof in the period, refer to Note 6, Indebtedness, to our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Investment Fund Commitments
As of September 30, 2017, we had undrawn committed capital of approximately $148.7 million which may only be used to purchase and install solar energy systems. We intend to establish new investment funds in the future, and we may also use debt, equity or other financing strategies to finance our business.
Contractual Obligations and Other Commitments
The following table summarizes our contractual obligations as of September 30, 2017 (in thousands):

	Payments Due by Period
	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years	Total

	(in thousands)
Contractual Obligations:
Debt obligations (including future interest)	$314,696	$207,580	$533,467	$239,917	$1,295,660
Purchase commitments	98,000	72,000	—	—	170,000
Distributions payable to noncontrolling interests and redeemable noncontrolling interests	14,785	—	—	—	14,785
Capital lease obligations (including accrued interest)	8,439	7,102	328	18	15,887
Operating lease obligations	9,033	11,664	5,220	1,948	27,865
Total contractual obligations	$444,953	$298,346	$539,015	$241,883	$1,524,197
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to certain market risks in the ordinary course of our business. Our primary exposure includes changes in interest rates because certain borrowings bear interest at floating rates based on LIBOR plus a specified margin. We sometimes manage our interest rate exposure on floating-rate debt by entering into derivative instruments to hedge all or a portion of our interest rate exposure in certain debt facilities. We do not enter into any derivative instruments for trading or speculative purposes. Changes in economic conditions could result in higher interest rates, thereby increasing our interest expense and operating expenses and reducing funds available for capital investments, operations and other purposes. A hypothetical 10% increase in our interest rates on our variable rate debt facilities would have increased our interest expense by $2.0 million for the nine months ended September 30, 2017, which has not changed materially from $1.5 million since December 31, 2016.

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
In connection with that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective and designed to provide reasonable assurance that the information required to be disclosed is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms as of September 30, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15l and 15d-15l under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
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

In April 2017, Suniva, Inc., a U.S.-based solar panel manufacturer (“Suniva”), filed a petition for global safeguards with the U.S. International Trade Commission (USITC), which included requests for the imposition of tariffs on crystalline silicon photovoltaic (CSPV) solar cells and the establishment of a minimum price for solar modules imported into the United States. Another solar panel manufacturer, SolarWorld AG, later joined Suniva’s petition. On September 22, 2017, the USITC determined that increased imports of solar panels and cells are a substantial cause of injury to the U.S. solar panel manufacturing industry. On October 31, 2017, three different remedies were proposed by the four USITC Commissioners, each limited to four years in length. Two of the four Commissioners agreed on a four-year “tariff-rate quota” that would initially allow for up to 1 gigawatt (GW) of tariff-free cell imports, with any imports over 1 GW subject to a thirty percent (30%) tariff. Each subsequent year, the tariff would decrease by five percent (5%) and the in-quota amount would increase by 0.2 GW. The USITC will formally report these recommendations to the President of the United States on November 13, 2017. These recommendations will be reviewed by the US Trade Representative and on or before January 12, 2018, the President will then determine what, if any, remedies or trade relief should be implemented for an initial period of up to four years. If a remedy is ultimately imposed it could adversely affect our costs, our supply, or have other material adverse impacts on our business. For example, if a tariff is imposed, it would be reflected in the purchase price of the solar panels and components we and our solar partners purchase, and if a quota is imposed, it could adversely impact our future access to solar panels and components.

As another example, in February 2015, the U.S. government imposed antidumping and countervailing duties on solar cells manufactured in China and Taiwan. In addition, we may face other increases in our operating expenses, including increases in wages or other labor costs, as well as marketing, sales or branding related costs. In addition, we are investing heavily in building our direct-to-consumer capabilities after our 2014 acquisition of the residential sales and installation business of Mainstream Energy Corporation, as well as its fulfillment business, AEE Solar, and its racking business, SnapNrack, which we refer to collectively as Mainstream Energy Corporation (“MEC”). These investments included significantly increasing our installation capacity through the opening of new branches, increasing our hiring in construction and in associated management personnel, and increasing brand and sales and marketing expenses.

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
As of September 30, 2017, a substantial majority of states have adopted net metering policies. Net metering policies are designed to allow homeowners to serve their own load using on-site energy generation. Electricity that is generated by a solar energy system and consumed on-site avoids a retail energy purchase from the applicable utility, and excess electricity that is exported back to the electric grid generates a retail credit within a homeowner’s monthly billing period. At the end of the monthly billing period, if the homeowner has generated excess electricity within that month, the homeowner typically carries forward a credit for any excess electricity to be offset against future utility energy purchases. At the end of an annual billing period or calendar year, utilities either continue to carry forward a credit, or reconcile the homeowner’s final annual or calendar year bill using different rates (including zero credit) for the exported electricity.
Utilities, their trade associations, and fossil fuel interests in the country are currently challenging net metering policies, and seeking to either eliminate them, cap them, or impose charges on homeowners that have net metering. For example, in October 2015 the Hawaii Public Utilities Commission issued an Order that eliminates net metering for all new customers. In its place, the Commission implemented two programs: an interim program until October 21, 2017 that reduced the credit customers received when they exported power, and a second program for non-exporting systems. On October 20, 2017 the Commission announced two new programs replacing the interim export program: (i) one providing customers with a credit when they export power during certain periods of time, and (ii) another paying customers for exported power at all times but at a lower rate and allowing the utility the ability to shut off customers’ solar systems during grid emergencies. The exact parameters of these new programs are expected to be finalized by the utility by December 20, 2017, and customers will have the option of opting into either the existing non-exporting system program or the two new replacement export programs. All existing net metering customers and customers who submitted net metering applications before October 12, 2015 are grandfathered indefinitely under the old rules. We will continue to build and service these systems. In addition, in early 2016 we ceased new installations in Nevada in response to the elimination of net metering by the Public Utilities Commission of Nevada (“PUCN”). However, in September 2016, the PUCN issued an Order grandfathering in customers under the prior net metering rules who had installed a solar energy system or had submitted a net metering application prior to December 31, 2015. Furthermore, in June 2017, the governor of Nevada signed legislation, AB 405, which restores net metering at a reduced credit — starting at 95% of the retail rate and declining as solar penetration increases — and grandfathers new customers for 20 years at the net metering rate in effect at the time they apply for interconnection. As another example, in December 2016, the Arizona Corporation Commission (“ACC”) issued a decision to eliminate net metering and reduce export rates for new solar customers. The specific rate changes applicable to Arizona solar customers may be determined in utility rate cases taking place in 2017. In Arizona Public Service Company’s ("APS") rate case, intervenors agreed upon a settlement, which the ACC accepted in August 2017. In addition, the ACC is scheduled to hold hearings beginning in November 2017 to consider rate changes applicable to solar customers proposed by Tuscon Electric Power and UNS Electric. In addition, New Hampshire issued its net metering order in June 2017, which removes a previously existing 100 MW cap on net metering and grandfathers in customers under existing rates until 2040.
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
All states regulate investor-owned utility retail electricity pricing. In addition, there are numerous publicly owned utilities and electric cooperatives that establish their own retail electricity pricing through some form of regulation or internal process. These regulations and policies could deter potential homeowners from purchasing our solar service offerings. For example, utilities in states including Arizona, Massachusetts and New Hampshire are seeking rate design changes to “unbundle” rates, utilities in Utah have sought such changes in the past and utilities in additional states such as New York may potentially follow suit. This form of “unbundling” can include changing rates to charge lower volume-based rates – the rates charged for kilowatt hours of electricity purchased by a residential customer – raising unavoidable fixed charges that a homeowner is subject to when they purchase solar energy from third parties, and levying charges on homeowners based on their point of maximum demand during a month (referred to as “demand charge”). These forms of rate design would adversely impact our business by reducing the value of the electricity our solar energy systems produce and reducing the savings homeowners receive by purchasing our solar service offerings. These proposals could continue in other states. In addition to changes in general rates charged to all residential customers, utilities are increasingly seeking solar-specific charges (which may be fixed charges, capacity-based charges, or other rate charges). Any of these changes could materially reduce the demand for our products and could limit the number of markets in which our products are competitive with electricity provided by the utilities. As mentioned above, in December 2016, the ACC issued a decision to eliminate net metering and reduce export rates for new solar customers. The specific rate changes applicable to Arizona solar customers may be determined in utility rate cases taking place in 2017. In APS's current rate case, intervenors agreed upon a settlement, which the ACC accepted in August 2017. Additionally, the ACC is scheduled to hold hearings beginning in November 2017 to consider rate changes for solar customers proposed by Tucson Electric Power and UNS Electric. As another example, in early 2016, we ceased new installations in Nevada in response to the elimination of net metering by the PUCN, which decision was amended by the PUCN in September 2016 to grandfather in customers who had installed a solar energy system or submitted a net metering application prior to December 31, 2015 under the prior net metering rules. In June 2017, the governor of Nevada signed legislation, AB 405, which restores net metering at a reduced credit — starting at 95% of the retail rate and declining as solar penetration increases — and grandfathered customers for 20 years.
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
The current administration’s proposed environmental and tax policies may create regulatory uncertainty in the solar energy industry and may lead to a reduction or removal of various clean energy programs and initiatives designed to curtail climate change. Such a reduction or removal of incentives could diminish the market for solar energy. The current administration has also made public statements regarding reducing the corporate tax rate, expensing capital costs and imposing a border adjustment tax on imported goods. A reduction in the corporate tax rate and the expensing of capital costs could diminish the capacity of potential fund investors to benefit from tax incentives, and could require additional cash to be distributed to such fund investors in lieu of tax benefits. In addition, a border adjustment tax on imported goods could increase our cost inputs. Furthermore, the current administration has made public statements regarding overturning or modifying policies of, or regulations enacted by, the prior administration that placed limitations on coal and gas electric generation, mining and/or exploration. Any effort to overturn federal and state laws, regulations or policies that are supportive of solar energy generation or that remove costs or other limitations on other types of energy generation that compete with solar energy projects could materially and adversely affect our business.
Our business model also relies on multiple tax exemptions offered at the state and local levels. For example, solar energy systems are generally not considered in determining values for calculation of local and state real and personal property taxes as a result of applicable property tax exemptions. If solar energy systems were not excluded, the property taxes payable by homeowners would be higher, which could offset any potential savings our solar service offerings could offer. For example, the Arizona Department of Revenue has determined that the rule that solar energy systems have no value and add no value does not apply to solar panels that are leased (as opposed to owned) and has subjected our leased solar panels to personal property taxes in that state. While we are challenging that determination, an adverse outcome will subject us and other solar companies to an increase in personal property taxes. If we pass this additional tax on to our customers in the form of higher prices, it could reduce or eliminate entirely the savings that these solar panels would otherwise provide to the homeowner. We are involved in ongoing litigation challenging the Arizona personal property tax determination. In May 2017, the Arizona Court of Appeals upheld the tax court’s ruling that the Arizona Department of Revenue had no legal authority to assess rooftop solar energy equipment, reversed the Tax Court’s ruling that the statute, Section 42-11054(C)(2) is unconstitutional, and ruled that the counties have no authority to tax rooftop solar equipment. The Arizona

Department of Revenue is currently appealing that decision and there can be no assurances that this litigation will be resolved in a manner that is favorable to us or other solar companies. If this litigation is not resolved in a manner that is favorable to us and other solar companies, it will adversely impact our operations in Arizona. If we decide to pass the tax cost on to our customers, such price increase could adversely impact our ability to attract new customers in Arizona, and the savings that our current Arizona customers realize could be reduced or eliminated by the additional tax imposed, which will make our solar service offerings less attractive to those customers and could increase the risk of default from those customers. In addition, South Carolina counties do not currently assess property tax on residential solar energy systems, although state law does not provide for an explicit exemption. In general, we rely on certain state and local tax exemptions that apply to the sale of equipment, sale of power, or both. These state and local sales tax exemptions can be changed by the state legislature and other regulators, and such a change, for example if South Carolina were to begin assessing property tax on residential solar energy systems, could adversely impact our business.
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
We have substantial amounts of debt, including the working capital facility and the non-recourse debt facilities entered into by our subsidiaries, as discussed in more detail in the section titled “Management’s Discussion and

Analysis of Financial Condition and Results of Operations” and our consolidated financial statements. Specifically, as of September 30, 2017, we have a $247.0 million bank line of credit maturing in April 2018, which management expects to refinance with an extended maturity date. In addition, our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not continue to generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures to operate our business. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to timely repay or otherwise refinance our indebtedness (including, but not limited to, the bank line of credit disclosed above) will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.
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
The energy produced and revenue and cash flows generated by a solar energy system depend on suitable solar and weather conditions, both of which are beyond our control. Furthermore, components of our systems, such as panels and inverters, could be damaged by severe weather or natural catastrophes, such as hailstorms, tornadoes, fires or earthquakes. In these circumstances, we generally would be obligated to bear the expense of repairing the damaged solar energy systems that we own. Sustained unfavorable weather also could unexpectedly delay the installation of our solar energy systems, leading to increased expenses and decreased revenue and cash flows in the relevant periods. Weather patterns could change, making it harder to predict the average annual amount of sunlight striking each location where our solar energy systems are installed. This could make our solar service offerings less economical overall or make individual systems less economical. Any of these events or conditions could harm our business, financial condition and results of operations.
Our business is concentrated in certain markets, putting us at risk of region specific disruptions.
As of September 30, 2017, approximately half of our customers were in California. Accordingly, our business and results of operations are particularly susceptible to adverse economic, regulatory, political, weather and other conditions in this market and in other markets that may become similarly concentrated, in particular the east coast, where we have seen significant growth in 2016. In addition, our corporate and sales headquarters are located in San Francisco, California, an area that is at a heightened risk of earthquakes. We may not have adequate insurance, including business interruption insurance, to compensate us for losses that may occur from any such significant events, including damage to our solar energy systems. A significant natural disaster, such as an earthquake, could have a material adverse impact on our business, results of operations and financial condition. In addition, acts of terrorism or malicious computer viruses could cause disruptions in our or our solar partners’ businesses or the economy as a whole. To the extent that these disruptions result in delays or cancellations of installations or the deployment of our solar service offerings, our business, results of operations and financial condition would be adversely affected.

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
If our solar service offerings, including our racking systems or other products, injured someone, we could be exposed to product liability claims. Because solar energy systems and many of our other current and anticipated products are electricity-producing devices, it is possible that individuals or their property could be injured or damaged by our products, whether by product malfunctions, defects, improper installation or other causes. We rely on third-party manufacturing warranties, warranties provided by our solar partners and our general liability insurance to cover product liability claims and have not obtained separate product liability insurance. Any product liability claim we face could be expensive to defend and divert management’s attention. The successful assertion of product liability claims against us could result in potentially significant monetary damages that could require us to make significant payments, as well as subject us to adverse publicity, damage our reputation and competitive position and adversely affect sales of our systems and other products. In addition, product liability claims, injuries, defects or other problems experienced by other companies in the residential solar industry could lead to unfavorable market conditions to the industry as a whole, and may have an adverse effect on our ability to attract homeowners, thus affecting our growth and financial performance.
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
Our Customer Agreements are typically for 20 years and require the homeowner to make monthly payments to us. Accordingly, we are subject to the credit risk of homeowners. As of September 30, 2017, the average FICO score of our customers under a lease or power purchase agreement with a monthly payment schedule remained at or above 740, which is generally categorized as a "Very Good" credit profile by the Fair Isaac Corporation. However, this may decline to the extent FICO score requirements under future investment funds are relaxed. While to date homeowner defaults have been immaterial, we expect that the risk of homeowner defaults may increase as we grow our business. Due to the immaterial amount of homeowner defaults to date, our reserve for this exposure is minimal, and our future exposure may exceed the amount of such reserves. If we experience increased homeowner credit defaults, our revenues and our ability to raise new investment funds could be adversely affected. If economic conditions worsen, certain of our homeowners may face liquidity concerns and may be unable to satisfy their payment obligations to us on a timely basis or at all, which could have a material adverse effect on our financial condition and results of operations.
Obtaining a sales contract with a potential customer does not guarantee that a potential customer will not decide to cancel or that we will need to cancel due to a failed inspection, which could cause us to generate no revenue from a product and adversely affect our results of operations.
Even after we secure a sales contract with a potential customer, we (either directly or through our solar partners) must perform an inspection to ensure the home, including the rooftop, meets our standards and specifications. If the inspection finds repairs to the rooftop are required in order to satisfy our standards and specifications to install the solar energy system, and a potential customer does not want to make such required repairs, we would lose that anticipated sale. In addition, per the terms of our Customer Agreements, a customer maintains the ability to cancel before commencement of installation, subject to certain conditions. Any delay or cancellation of an anticipated sale could materially and adversely affect our financial results, as we may have incurred significant expense and generated no revenue.
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
As of December 31, 2016, we had U.S. federal net operating loss carryforwards of approximately $571.0 million and state net operating loss carryforwards of approximately $524.9 million, which begin expiring in varying amounts in 2028 and 2024, respectively, if unused. Under Sections 382 and 383 of the Code if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes, such as research tax credits, to offset its post-change income and taxes may be limited. In general, an “ownership change” occurs if there is a cumulative change in our ownership by “5% shareholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. Any such limitations on our ability to use our net operating loss carryforwards and other tax assets could adversely impact our business, financial condition and results of operations.
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
Each of our executive officers, directors and each of our stockholders who beneficially own 5% or more of our outstanding common stock and their affiliates, in the aggregate, beneficially own approximately 48.9% of the outstanding shares of our common stock, based on the number of shares outstanding as of September 30, 2017. As a result, these stockholders, if acting together, will be able to influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. They may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentrated control may have the effect of delaying or preventing a change in control of our company, could deprive our stockholders of an opportunity to receive a premium for their capital stock and might ultimately affect the market price of our common stock.
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
None.
Issuer Purchases of Equity Securities
None.

Item 5. OTHER INFORMATION
None.

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

SUNRUN INC.

Date: November 8, 2017	By:	/s/ Lynn Jurich
Lynn Jurich
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Bob Komin
Bob Komin
Chief Financial Officer
(Principal Accounting and Financial Officer)

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

4.1	Warrant to Purchase Shares of Common Stock of Sunrun Inc.	8-K	001- 37511	4.1	8/24/17

4.2	Registration Rights Agreement between Sunrun Inc. and Comcast Corporation, dated August 23, 2017.	8-K	001- 37511	4.1	8/24/17

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Schema Linkbase Document.

101.CAL	XBRL Taxonomy Definition Linkbase Document.

101.DEF	XBRL Taxonomy Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Labels Linkbase Document.

101.PRE	XBRL Taxonomy Presentation Linkbase Document.

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