Form 10-Q/A
period 2017-06-30
Sunrun Inc.
filed 2017-12-29
CIK 1469367

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 1

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
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

EXPLANATORY NOTE

Sunrun Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (this “Amendment”) to re-file Exhibits 10.2 and 10.3 (the “Exhibits”) that were filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, as originally filed with the Securities and Exchange Commission (the “SEC”) on August 7, 2017 (the “Original Form 10-Q”). This Amendment is being filed solely to re-file revised redacted versions of the Exhibits to reflect changes to the Company’s confidential treatment request with respect to certain portions of the Exhibits, and in connection therewith, to amend and restate Part II, Item 6 of the Original Form 10-Q and to delete in its entirety the Index to Exhibits following the signature page in the Original Form 10-Q. Nothing in the Original Form 10-Q is being amended other than as described above.

As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new Section 302 certifications are also filed as exhibits to this Amendment.

This Amendment should be read in conjunction with the Original Form 10-Q and the Company’s other filings with the SEC. Except as stated herein, this Amendment does not reflect events that occurred after the filing of the Original Form 10-Q and no attempt has been made in this Amendment to modify or update other disclosures as presented in the Original Form 10-Q.

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description

10.1+^	Sunrun Inc. Amended and Restated Employee Stock Purchase Plan and related form agreements.

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

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†^	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS^	XBRL Instance Document.

101.SCH^	XBRL Taxonomy Schema Linkbase Document.

101.CAL^	XBRL Taxonomy Definition Linkbase Document.

101.DEF^	XBRL Taxonomy Calculation Linkbase Document.

101.LAB^	XBRL Taxonomy Labels Linkbase Document.

101.PRE^	XBRL Taxonomy Presentation Linkbase Document.

+	Indicates management contract or compensatory plan.

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

¥	Confidential treatment has been requested as to certain portions of this exhibit, which portions have been omitted and submitted separately to the Securities and Exchange Commission.

^	Previously filed or furnished with the Original Form 10-Q.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUNRUN INC.

Date: December 29, 2017	By:	/s/ Lynn Jurich
Lynn Jurich
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Bob Komin
Bob Komin
Chief Financial Officer
(Principal Accounting and Principal Financial Officer)

3