Form 10-K
period 2017-12-31
Sunrun Inc.
filed 2018-03-06
CIK 1469367

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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

Securities registered pursuant to Section 12(b) of the Act: Common Stock, Par Value $0.0001 Per Share; Common Stock traded on the NASDAQ Global Select Stock Market
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     YES  ☐    NO  ☒
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.     YES  ☐    NO  ☒
Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     YES ☒    NO ☐
Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).     YES  ☒    NO  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definition of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.       ☒
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     YES  ☐    NO  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The NASDAQ Stock Market on, June 30, 2017 (the last business day of the Registrant’s most recently completed second fiscal quarter) was approximately $591.3 million.
The number of shares of Registrant’s Common Stock outstanding as of March 2, 2018 was 107,730,204.
Portions of the information called for by Part III of this Form 10-K is hereby incorporated by reference from the definitive Proxy Statements for our annual meeting of stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2017.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS.

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

PART I
Item 1. Business.
Overview
Sunrun’s (the “Company”) mission is to provide homeowners with clean, affordable solar energy and storage, and a best-in-class customer experience. In 2007, we pioneered the residential solar service model, creating a hassle-free, low-cost solution for homeowners seeking to lower their energy bills. By removing the high initial cost and complexity that used to define the residential solar industry, we have fostered the industry’s rapid growth and exposed an enormous market opportunity. Our relentless drive to increase the accessibility of solar energy is fueled by our enduring vision: to create a planet run by the sun.
We provide clean, solar energy to homeowners at a significant savings to traditional utility energy. We also offer battery storage along with solar systems to our customers in select markets. After inventing the residential solar service model and recognizing its enormous market potential, we have built the infrastructure and capabilities necessary to rapidly acquire and serve customers in a low-cost and scalable manner. Today, our scalable operating platform provides us with a number of unique advantages. First, we are able to drive distribution by marketing our solar service offerings through multiple channels, including our diverse partner network and direct-to-consumer operations. This multi-channel model supports broad sales and installation capabilities, which together allow us to achieve capital-efficient growth. Second, we are able to provide differentiated solutions to our customers that, combined with a great customer experience, we believe will drive meaningful margin advantages for us over the long term as we strive to create the industry’s most valuable and satisfied customer base.
Our core solar service offerings are provided through our lease and power purchase agreements which we refer to as our “Customer Agreements” which provide homeowners with simple, predictable pricing for solar energy that is insulated from rising retail electricity prices. While homeowners have the option to purchase a solar energy system outright from us, most of our customers choose to buy solar as a service from us through our solar service offerings and enjoy the flexibility and savings that come from purchasing solar energy without the significant upfront investment of purchasing a solar energy system. With our solar service offerings, we install solar energy systems on our customers’ homes and provide them the solar power produced by those systems for a 20-year initial term. In addition, we monitor, maintain and insure the system at no additional cost to our customers during the term of the contract. In exchange, we receive 20 years of predictable cash flows from high credit quality customers and qualify for tax and other benefits. We finance portions of these tax benefits and cash flows through tax equity and non-recourse debt structures in order to fund our upfront costs, overhead and growth investments. We develop valuable customer relationships that can extend beyond this initial contract term and provide us an opportunity to offer additional services in the future, such as our home battery storage service now being offered in Hawaii and California markets. Since our founding, we have continued to invest in a platform of services and tools to enable large scale operations for us and our partner network. The platform includes processes and software, as well as fulfillment through AEE Solar, racking through SnapNrack and acquisition marketing through Clean Energy Experts, LLC (“CEE”). We believe our platform empowers new market entrants and smaller industry participants to profitably serve our large and underpenetrated market without making the significant investments in technology and infrastructure required to compete effectively against established industry players by improving efficiencies and driving down system-wide costs. Our platform provides the support for our multi-channel model, which drives broad customer reach and capital-efficient growth.
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
We have experienced substantial growth in our business and operations since our inception in 2007. As of December 31, 2017, we operated the second largest fleet of residential solar energy systems in the United States, with approximately 180,000 customers across 22 states, as well as the District of Columbia. We have deployed an aggregate of 1,202 megawatts (“MW”) as of December 31, 2017, and our Gross Earning Assets as of December 31, 2017 were approximately $2.2 billion. Please see the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Key Operating Metrics” for more details on how we calculate Megawatts Deployed and Gross Earning Assets.

We also have a long track record of attracting low-cost capital from diverse sources, including tax equity and debt investors. From inception through March 2, 2018, we have raised tax equity investment funds to finance the previous and future installation of solar energy systems with an estimated value of $6.2 billion.
Our Multi-Channel Capabilities
Our unique, multi-channel capabilities offer consumers a compelling solar service through scalable, cost-effective and consumer-friendly channels. Homeowners can access our products through three channels: direct-to-consumer, solar partnerships and strategic partnerships.
Direct-to-Consumer
We sell solar service offerings and install solar energy systems for homeowners through our direct-to-consumer channel. These solar energy systems are offered to homeowners either under a Customer Agreement or for purchase. This channel consists of an online lead generation function, a telesales and field sales team, a direct-to-home sales force, a retail sales team and an industry-leading installation organization.
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
Strategic Partnerships
Our strategic partnerships encompass relationships with new market entrants not previously engaged in solar, including cable, consumer marketing, retail and specialized energy retail companies. Our strategic partners find the residential solar market attractive, but recognize that significant barriers to entry make partnerships the preferred method to reach solar customers. Through these strategic arrangements, we typically market our solar service offerings to the strategic partner’s customer base and install the solar energy systems directly or through one of our solar partners. We manage the customer experience and retain the value of the economic relationship through the term of the homeowner’s contract and potential renewal period. We have executed strategic partnerships in competitive processes that give us access to millions of potential customers. As our industry grows, we believe that our unique platform and deep partnership experience position us to be the partner of choice for new market entrants. We believe that these broad strategic relationships will help us drive down our customer acquisition costs and make solar accessible to even more homeowners.

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
Customer Agreements
Since we were founded in 2007, we have been providing solar energy to residential customers at prices typically below utility rates through a variety of offerings, most commonly through our leases and power purchase agreements which we refer to as our “Customer Agreements.” Our two forms of Customer Agreements work the same way economically and have substantially the same contractual terms. Under our Customer Agreements, customers have the right to use and consume all electricity produced by the solar energy system. Either directly or through a partner, we construct a solar energy system on a customer’s home which generates electricity at set prices through Customer Agreements which typically have an initial term of 20 years. Rates for both forms of our Customer Agreements can be fixed for the duration of the contract or escalated at a pre-determined percentage annually. Upon installation, a system is interconnected to the local utility grid. The home’s energy usage is provided by the solar energy system with any additional energy needs provided by the local utility. Unless the solar energy system is connected to a battery, any excess solar energy that is not immediately used by our customers is exported to the utility grid using a bi-directional utility net meter, and the customer generally receives a credit for this excess power from their utility to offset future usage of utility-generated energy.
Although many of our homeowners choose to pay little-to-nothing upfront and instead receive a monthly bill, some customers choose to prepay an amount upfront, thereby reducing their monthly bill. The amount of an upfront payment is customized for each customer and typically ranges from $0 to $5,000 for customers paying monthly. Customers may also choose to fully prepay their 20-year contracts, and the average cost of these prepaid contracts is approximately $15,500. The prepayment amount is based on the estimated amount of the solar energy system’s output over the 20-year term of the Customer Agreement. If the estimated production of the solar energy system is less than the actual production for a given year after the first full year of the agreement, prepaid customers are refunded the difference at the end of each such year. If the solar energy system’s energy production is in excess of the estimate, we allow customers to keep the excess energy at no charge. After the initial term of the Customer Agreement, customers have the option to renew their contracts for the remaining life of the solar energy system, typically at a 10% discount to then-prevailing power prices, to purchase the system from us at its fair market value, or have us remove the system.
Regardless of the type of Customer Agreement our customers choose, we operate the system and agree to monitor and maintain it in good condition at no cost to the customer. We offer an industry-leading performance guarantee to ensure that our customers are receiving the energy they expect at the price they expect. Our customers also receive up to a ten-year warranty for roof penetrations.
If a customer sells their home, the customer has the right to purchase the system or assign their Customer Agreement to the new homeowner, provided the new homeowner meets our credit requirements and agrees to be bound by the terms and conditions of the Customer Agreement. In connection with this service transfer, the customer may prepay all or a portion of the remaining payments due under the Customer Agreement to lower the monthly rate to be paid by the new homeowner. The amount of this prepayment may be reflected in the sales price of the home. If the customer fails to purchase the system or assign the agreement to a new homeowner, we may negotiate a Customer Agreement directly with the new homeowner on modified terms and/or look to the original customer for any past due or lost payments. We have completed thousands of service transfers and, from inception through December 31, 2017, the aggregate expected net present value of the Customer Agreements once assigned represented approximately 100% of what it was prior to assignment.

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
We train our sales team to customize their consultative presentation to the individual homeowner based on guidelines and principles outlined in our training materials. We are able to provide our sales team with real-time data and pricing tools through our proprietary technology which is designed to generate a tailored product offering with optimized pricing based on the actual characteristics of a homeowner’s home, including roof characteristics and shading, as well as actual energy usage. This allows our sales team to differentially price homes in the same geographic region quickly and effectively.
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
We also face competition from purely finance-driven organizations that acquire customers and then subcontract out the installation of solar energy systems, from installation businesses that seek financing from external parties, from large construction companies and utilities and from sophisticated electrical and roofing companies.
Research and Development
We believe continued investment in research and development is an important component of our on-going efforts to improve and expand our platform of services and tools. Our research and development expenses were $15.1 million in 2017, $10.2 million in 2016 and $9.7 million in 2015.
Intellectual Property
As of December 31, 2017, we had 18 issued patents and 18 filed patent applications in the United States and foreign countries relating to a variety of aspects of our solar solutions. Our issued United States patents will expire 20 years from their respective filing dates, with the earliest expiring in 2029. We intend to file additional patent applications as we continue to innovate through our research and development efforts.
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

Employees
As of December 31, 2017, we had approximately 3,260 employees. We also engage independent contractors and consultants. None of our employees are covered by collective bargaining agreements. We have not experienced any work stoppages.
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
Available Information
We file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended. The public may obtain these filings at the Securities and Exchange Commission (the "SEC") Public Reference Room at 100 F Street, NE, Washington, DC 20549 or by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website at www.sec.gov that contains reports, proxy and information statements and other information that we file with the SEC electronically. Copies of our reports on Form 10-K, Forms 10-Q, Forms 8-K, and amendments to those reports may also be obtained, free of charge, electronically on the investor relations page on our website located at investors.sunrun.com as soon as reasonably practical after we file such material with, or furnish it to, the SEC.
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
Our future success depends on our ability to raise capital from third parties to grow our business. To date, we have funded our business principally through low-cost tax equity investment funds. If we are unable to establish new investment funds when needed, or upon desirable terms, the growth of our solar service business would be impaired. Changes in tax law could affect our ability to establish such tax equity investment funds, impact the terms of existing or future funds, or reduce the pool of capital available for us to grow our business.
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

Rising interest rates will adversely impact our business.
Rising interest rates may increase our cost of capital. Our future success depends on our ability to raise capital from fund investors and obtain secured lending to help finance the deployment of our solar service offerings. Part of our business strategy is to seek to reduce our cost of capital through these arrangements to improve our margins, offset future reductions in government incentives and maintain the price competitiveness of our solar service offerings. Rising interest rates may have an adverse impact on our ability to offer attractive pricing on our solar service offerings to homeowners.
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
Potential investors must remain satisfied that the funding structures that we offer will make the tax benefits associated with solar energy systems available to these investors, which depends on the investors’ assessment of the tax law, the absence of any unfavorable interpretations of that law and the continued application of existing tax law and interpretations to our funding structures. Adverse changes in existing law or interpretations of existing law by the Internal Revenue Service (the “IRS”) and the courts could reduce the willingness of investors to invest in funds associated with these solar energy systems. Moreover, corporate tax rate reductions could reduce the appetite for tax benefits overall, which could reduce the pool of available funds. Additionally, certain tax deductions, such as depreciation, will have less value to investors, requiring additional cash to be paid to investors to meet return demands. Accordingly, we cannot assure you that this type of financing will continue to be available to us. New investment fund structures or other financing mechanisms may also become available, and if we are unable to take advantage of these fund structures and financing mechanisms, we may be at a competitive disadvantage. If, for any reason, we were unable to finance our solar service offerings through tax-advantaged structures or if we were unable to realize or monetize Commercial ITCs or other tax benefits, we may no longer be able to provide our solar service offerings to new homeowners on an economically viable basis, which would have a material adverse effect on our business, financial condition and results of operations.
If the Internal Revenue Service or the U.S. Department of the Treasury makes determinations that the fair market value of our solar energy systems is materially lower than what we have claimed, we may have to pay significant amounts to our fund investors and our business, financial condition and prospects may be materially and adversely affected.
We and our fund investors claim the Commercial ITC or the U.S. Treasury grant in amounts based on the fair market value of our solar energy systems. We have obtained independent appraisals to determine the fair market values we report for claiming Commercial ITCs and U.S. Treasury grants. The IRS and the U.S. Treasury Department review these fair market values. With respect to U.S. Treasury grants, the U.S. Treasury Department reviews the reported fair market value in determining the amount initially awarded, and the IRS and the U.S. Treasury Department may also subsequently audit the fair market value and determine that amounts previously awarded must be repaid to the U.S. Treasury Department or that excess awards constitute taxable income for U.S. federal income tax purposes. With respect to Commercial ITCs, the IRS may review the fair market value on audit and determine that the tax credits previously claimed must be reduced. If the fair market value is determined in these circumstances to be less than what we reported, we may owe our fund investors an amount equal to this difference, plus any costs and expenses associated with a challenge to that valuation. We could also be subject to tax liabilities, including interest and penalties. If the IRS or the U.S. Treasury Department further disagrees now or in the future with the amounts we reported regarding the fair market value of our solar energy systems, or if we receive an adverse outcome with respect to the Department of the Treasury Inspector General investigation discussed elsewhere in this “Risk Factors” section and in the section entitled “Item 1. Legal Proceedings” elsewhere in this Annual Report on Form 10-K, it could have a material adverse effect on our business, financial condition and prospects. For example, a hypothetical five percent downward adjustment in the fair market value of the solar energy systems related to approximately $269.0 million in U.S. Treasury grants that we have received since the beginning of the U.S. Treasury grant program through December 31, 2014, would obligate us to repay approximately $14.0 million to our fund investors. One of our investment funds has recently been selected for audit by the Internal Revenue Service (the “IRS”). In addition, two of our investors are currently being audited by the IRS, and these investor audits involve a review of the fair market value determination of our solar energy systems. If these investor audits result in an adverse finding, we may be subject to an indemnity obligation to these investors. Since we cannot determine how the IRS will evaluate system values used in claiming ITCs, we are unable to reliably estimate the maximum potential future payments that we would have to make under this obligation as of each balance sheet date.
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
Declining costs related to raw materials, manufacturing and the sale and installation of our solar service offerings have been a key driver in the pricing of our solar service offerings and, more broadly, homeowner adoption of solar energy. While historically the prices of solar panels and raw materials have declined, the cost of solar panels and raw materials could increase in the future, and such products’ availability could decrease, due to a variety of factors, including trade barriers, export regulations, regulatory or contractual limitations, industry market requirements and changes in technology and industry standards. Any such cost increases or decreases in availability could slow our growth and cause our financial results and operational metrics to suffer.
For example, in the past, we and our solar partners purchased a significant portion of the solar panels used in our solar service offerings from manufacturers based in China or containing components from China. In April 2017, Suniva, Inc., a U.S.-based solar panel manufacturer (“Suniva”), filed a petition for global safeguards with the U.S. International Trade Commission (USITC), which included requests for the imposition of tariffs on crystalline silicon photovoltaic (CSPV) solar cells and the establishment of a minimum price for solar modules imported into the United States. Another solar panel manufacturer, SolarWorld AG, later joined Suniva’s petition. On September 22, 2017, the USITC determined that increased imports of solar panels and cells are a substantial cause of injury to the U.S. solar panel manufacturing industry. In January 2018, a 30% tariff was imposed on panels and a 30% tariff was imposed on cells after 2.5 gigawatts (GW) of imports. The tariffs step down 5% annually. This tariff could adversely affect our costs, our supply, or have other material adverse impacts on our business. For example, the tariff could be reflected in the purchase price of the solar panels and components we and our solar partners purchase and could adversely impact our future access to solar panels and components.
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
As of December 31, 2017, a substantial majority of states have adopted net metering policies. Net metering policies are designed to allow homeowners to serve their own load using on-site energy generation. Electricity that is generated by a solar energy system and consumed on-site avoids a retail energy purchase from the applicable utility, and excess electricity that is exported back to the electric grid generates a retail credit within a homeowner’s monthly billing period. At the end of the monthly billing period, if the homeowner has generated excess electricity within that month, the homeowner typically carries forward a credit for any excess electricity to be offset against future utility energy purchases. At the end of an annual billing period or calendar year, utilities either continue to carry forward a credit, or reconcile the homeowner’s final annual or calendar year bill using different rates (including zero credit) for the exported electricity.

Utilities, their trade associations, and fossil fuel interests in the country are currently challenging net metering policies, and seeking to either eliminate them, cap them, or impose charges on homeowners that have net metering. For example, in October 2015 the Hawaii Public Utilities Commission (the "Hawaii Commission") issued an order that eliminates net metering for all new customers. Currently, the Hawaii Commission has three options for rooftop solar customers: (i) one program providing customers with a credit when they export power during certain periods of time; (ii) one program that allows customers to install quickly, but they are generally not allowed to export electricity to the electrical grid; and (iii) another program paying customers for exported power at all times but at a lower rate and allowing the utility the ability to shut off customers’ solar systems during grid emergencies. All existing net metering customers and customers who submitted net metering applications before October 12, 2015 are grandfathered indefinitely under the old rules. Some interim programs created by the Hawaii Commission are grandfathered for customers who applied in a timely fashion. We continue to build and service these systems.
In addition, in early 2016 we ceased new installations in Nevada in response to the elimination of net metering by the Public Utilities Commission of Nevada (“PUCN”). However, in September 2016, the PUCN issued an order grandfathering in customers under the prior net metering rules who had installed a solar energy system or had submitted a net metering application prior to December 31, 2015. Furthermore, in June 2017, the governor of Nevada signed legislation, AB 405, which restores net metering at a reduced credit - starting at 95% of the retail rate and declining as solar penetration increases - and grandfathers new customers for 20 years at the net metering rate in effect at the time they apply for interconnection. As another example, in December 2016, the Arizona Corporation Commission (“ACC”) issued a decision to eliminate net metering and reduce export rates for new solar customers. To carry out this decision, specific rate changes applicable to Arizona solar customers are being determined in utility rate cases. For example, in 2017, Arizona Public Service Company ("APS") filed a rate case seeking reduced credit for solar exports and higher fixed charges. Intervenors agreed upon a settlement, which the ACC accepted in August 2017. In addition, the ACC held hearings beginning in November 2017 to consider rate changes applicable to solar customers proposed by Tuscon Electric Power ("TEP") and UNS Electric ("UNS"). The ACC has not made a decision in the TEP - UNS rate proceeding. In addition, New Hampshire issued its net metering order in June 2017, which removes a previously existing 100 MW cap on net metering and grandfathers in customers under existing rates until 2040.
Some states set limits on the total percentage of a utility’s customers that can adopt net metering. For example, South Carolina has a net metering cap. New York and New Jersey currently have no net metering cap; however, these states have caps that trigger commission review of net metering policies. These policies could be subject to change in the future, and other states we serve now or in the future may adopt net metering caps. If the net metering caps in these jurisdictions are reached without an extension of net metering policies, homeowners in the future will not have access to the economic value proposition net metering allows. In addition, if overall solar consumer demand in South Carolina grows as expected in the coming year and the cap is not increased or otherwise extended, the South Carolina net metering cap will likely be reached. Our ability to sell our solar service offerings may be adversely impacted by the failure to extend existing limits to net metering or the elimination of currently existing net metering policies. The failure to adopt a net metering policy where it currently is not in place would pose a barrier to entry in those states. Additionally, the imposition of charges that only or disproportionately impact homeowners that have solar systems, or the introduction of rate designs such as the “unbundled” rates mentioned above, would adversely impact our business.
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

Utilities, their trade associations, and fossil fuel interests in the country, each of which has significantly greater economic and political resources than the residential solar industry, are currently challenging solar-related policies to reduce the competitiveness of residential solar energy. Any adverse changes in solar-related policies could have a negative impact on our business and prospects. For example, in early 2016, we ceased new installations in Nevada as a result of the elimination of net metering (which was thereafter amended by the PUCN to grandfather in customers who had installed a solar energy system or submitted a net metering application prior to December 31, 2015. In June 2017, the governor of Nevada signed legislation, AB 405, which restores net metering at a reduced credit - starting at 95% of the retail rate and declining as solar penetration increases - and grandfathered customers for 20 years.
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
Utilities could also offer other value-added products or services that could help them compete with us even if the cost of electricity they offer is higher than ours. In addition, a majority of utilities’ sources of electricity are non-solar, which may allow utilities to sell electricity more cheaply than us. Moreover, regulated utilities are increasingly seeking approval to “rate-base” their own residential solar businesses. Rate-basing means that utilities would receive guaranteed rates of return for their solar businesses. This is already commonplace for utility scale solar projects and commercial solar projects. While few utilities to date have received regulatory permission to rate-base residential solar or storage, our competitiveness would be significantly harmed should more utilities receive such permission because we do not receive guaranteed profits for our solar service offerings.
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
All states regulate investor-owned utility retail electricity pricing. In addition, there are numerous publicly owned utilities and electric cooperatives that establish their own retail electricity pricing through some form of regulation or internal process. These regulations and policies could deter potential homeowners from purchasing our solar service offerings. For example, some utilities in states such as Arizona and Utah have sought and secured rate design changes that reduce credit for residential solar exports to below the retail rate and impose new charges for rooftop solar customers. Utilities in additional states such as New York may potentially follow suit. Such rate changes can include changing rates to charge lower volume-based rates – the rates charged for kilowatt hours of electricity purchased by a residential customer – raising unavoidable fixed charges that a homeowner is subject to when they purchase solar energy from third parties, and levying charges on homeowners based on their point of maximum demand during a month (referred to as “demand charge”). For example, the Massachusetts Department of Public Utilities recently approved Eversource's proposed demand charges on net metering customers in the state. APS also offers residential demand charge rate plans and if our solar customers have subscribed to those plans, they may not realize typical savings. These forms of rate design would adversely impact our business by reducing the value of the electricity our solar energy systems produce and reducing the savings homeowners receive by purchasing our solar service offerings. These proposals could continue in other states. In addition to changes in general rates charged to all residential customers, utilities are increasingly seeking solar-specific charges (which may be fixed charges, capacity-based charges, or other rate charges). Any of these changes could materially reduce the demand for our products and could limit the number of markets in which our products are competitive with electricity provided by the utilities. As mentioned above, in December 2016, the ACC issued a decision to eliminate net metering and reduce export rates for new solar customers. The specific rate changes applicable to Arizona solar customers may be determined in utility rate cases. As another example, in early 2016, we ceased new installations in Nevada in response to the elimination of net metering by the PUCN, which decision was amended by the PUCN in September 2016 to grandfather in customers who had installed a solar energy system or submitted a net metering application prior to December 31, 2015 under the prior net metering rules. In June 2017, the governor of Nevada signed legislation, AB 405, which restores net metering at a reduced credit - starting at 95% of the retail rate and declining as solar penetration increases - and grandfathered customers for 20 years.
Our business currently depends on the availability of utility rebates, tax credits and other financial incentives in addition to other tax benefits. The expiration, elimination or reduction of these rebates and incentives could adversely impact our business.
Our business depends on government policies that promote and support solar energy and enhance the economic viability of owning solar energy systems. U.S. federal, state and local governmental bodies provide incentives to owners, distributors, installers and manufacturers of solar energy systems to promote solar energy. These incentives include ITCs, as discussed above, as well as other tax credits, rebates and SRECs associated with solar energy generation. Some markets, such as New Jersey and Massachusetts, currently utilize SRECs. SRECs can be volatile and could decrease over time as the supply of SREC-producing solar energy systems installed in a particular market increases. For example, in New Jersey, because of the substantial supply of solar energy systems installed, the state is about to reach the solar carve-out under the state's Renewable Portfolio Standard. Unless pending legislation to expand New Jersey's solar carve-out is passed in the near term, SREC values will be adversely impacted. We rely on the incentives listed above to lower our cost of capital and to incent investors to invest in our funds, all of which enables us to lower the price we charge homeowners for our solar service offerings. These incentives have had a significant impact on the development of solar energy but they could change at any time, especially in light of the recent change in administration, as further described below. These incentives may also expire on a particular date (as discussed above with respect to the ITC), end when the allocated funding is exhausted, or be reduced, terminated or repealed without notice. The financial value of certain incentives may also decrease over time.
The current administration’s proposed environmental policies may create regulatory uncertainty in the solar energy industry and may lead to a reduction or removal of various clean energy programs and initiatives designed to curtail climate change. Such a reduction or removal of incentives could diminish the market for solar energy. Tax reform legislation known as the Tax Cuts and Jobs Act was enacted in December 2017, reducing the corporate tax rate to 21%, and limiting interest deductibility and allowing full and immediate expensing of capital costs. A reduction in the corporate tax rate and the expensing of capital costs could diminish the capacity of potential fund investors to benefit from tax incentives, and could require additional cash to be distributed to such fund investors in lieu of tax benefits. Furthermore, the current administration has made public statements regarding overturning or modifying policies of, or regulations enacted by, the prior administration that placed limitations on coal and gas electric generation, mining and/or exploration. Any effort to overturn federal and state laws, regulations or policies that are supportive of solar energy generation or that remove costs or other limitations on other types of energy generation that compete with solar energy projects could materially and adversely affect our business.
Our business model also relies on multiple tax exemptions offered at the state and local levels. For example, solar energy systems are generally not considered in determining values for calculation of local and state real and personal property taxes as a result of applicable property tax exemptions. If solar energy systems were not excluded, the property taxes payable by homeowners would be higher, which could offset any potential savings our solar service offerings could offer. For example, Arizona Department of Revenue has determined that the rule that solar energy systems have no value and add no value does not apply to solar panels that are leased (as opposed to owned) and has subjected our leased solar panels to personal property taxes in that state. While we are challenging that determination, an adverse outcome will subject us and other solar companies to an increase in personal property taxes. If we pass this additional tax on to our customers in the form of higher prices, it could reduce or eliminate entirely the savings that these solar panels would otherwise provide to the homeowner. We are involved in ongoing litigation challenging the Arizona personal property tax determination. In May 2017, the Arizona Court of Appeals upheld the tax court’s ruling that the Arizona Department of Revenue had no legal authority to assess rooftop solar energy equipment, reversed the Tax Court’s ruling that the statute, Section 42-11054(C)(2) is unconstitutional, and ruled that the counties have no authority to tax rooftop solar equipment. The Arizona Department of Revenue appealed that decision, which is currently pending before the Arizona Supreme Court, and there can be no assurances that this litigation will be resolved in a manner that is favorable to us or other solar companies. If this litigation is not resolved in a manner that is favorable to us and other solar companies, it will adversely impact our operations in Arizona. If we decide to pass the tax cost on to our customers, such price increase could adversely impact our ability to attract new customers in Arizona, and the savings that our current Arizona customers realize could be reduced or eliminated by the additional tax imposed, which will make our solar service offerings less attractive to those customers and could increase the risk of default from those customers. In addition, South Carolina counties do not currently assess property tax on residential solar energy systems, although state law does not provide for an explicit exemption. In general, we rely on certain state and local tax exemptions that apply to the sale of equipment, sale of power, or both. These state and local sales tax exemptions can be changed by the state legislature and other regulators, and such a change, for example if South Carolina were to begin assessing property tax on residential solar energy systems, could adversely impact our business.
We are not currently regulated as a utility under applicable laws, but we may be subject to regulation as a utility in the future or become subject to new federal and state regulations for any additional solar service offerings we may introduce in the future.
Most federal, state, and municipal laws do not currently regulate us as a utility. As a result, we are not subject to the various regulatory requirements applicable to U.S. utilities. However, any federal, state, local or otherwise applicable regulations could place significant restrictions on our ability to operate our business and execute our business plan by prohibiting or otherwise restricting our sale of electricity. These regulatory requirements could include restricting our sale of electricity, as well as regulating the price of our solar service offerings. For example, the New York Public Service Commission recently passed an order regulating distributed energy providers as if they were energy service companies, which increases the regulatory compliance burden in that state. If we were subject to the same regulatory authorities as utilities in the United States or if new regulatory bodies were established to oversee our business, then our operating costs could materially increase.

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
Interconnection regulations are based on claims from utilities regarding the amount of solar electricity that can be connected to the grid without causing grid reliability issues or requiring significant grid upgrades. Although recent rulings from the Hawaii Utilities Commission have helped resolve some problems, historically, interconnection limits or circuit-level caps have slowed the pace of our installations in Hawaii. Similar interconnection limits could slow our future installations in Hawaii or other markets, harming our growth rate and customer satisfaction scores. Similarly, the Hawaii Public Utilities Commission recently required the activation of some advanced inverter functionality that may require more expensive equipment and more oversight of the operation of the solar systems over time.
We may be required to make payments or contribute assets to our investors upon the occurrence of certain events, including one-time reset or true-up payments or upon the exercise of a redemption option by one of our investors.
Our fund investors typically advance capital to us based on production capacity estimates. The models we use to calculate prepayments in connection with certain of our investment funds will be updated for each investment fund at a fixed date occurring after placement in service of all applicable solar energy systems or an agreed upon date (typically within the first year of the applicable term) to reflect certain specified conditions as they exist at such date including the ultimate system size of the equipment that was leased, how much it cost, and when it went into service. In some cases, these true-up models will also incorporate any changes in law, which would include any reduction in rates (and thus any reduction in the benefits of depreciation). As a result of this true-up, applicable payments are resized, and we may be obligated to refund a portion of the investor’s prepayments or to contribute additional assets to the investment fund. In addition, certain of our fund investors have the right to require us to purchase their interests in the investment funds after a set period of time, generally at a price equal to the greater of a set purchase price or fair market value of the interests at the time of the repurchase. Any significant refunds, capital contributions or purchases that we may be required to make could adversely affect our liquidity or financial condition.

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
We believe that a homeowner’s decision to buy solar energy from us is primarily driven by a desire to lower electricity costs. Decreases in the retail prices of electricity from utilities or other energy sources would harm our ability to offer competitive pricing and could harm our business. The price of electricity from utilities could decrease as a result of:
•the construction of a significant number of new power generation plants, including nuclear, coal, natural gas or renewable energy technologies;
•the construction of additional electric transmission and distribution lines;
•a reduction in the price of natural gas or other natural resources as a result of new drilling techniques or other technological developments, a relaxation of associated regulatory standards, or broader economic or policy developments;
•energy conservation technologies and public initiatives to reduce electricity consumption; and
•development of new energy technologies that provide less expensive energy.
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
Until 2014, we focused our efforts primarily on the sales, financing and monitoring of solar energy systems for residential customers, with installation provided by our solar partners. In February 2014, we acquired the residential sales and installation business of Mainstream Energy Corporation, its fulfillment business AEE Solar and its racking business SnapNrack (collectively,"MEC"). We have limited experience managing the fulfillment and racking lines of the MEC business, and we may not be successful in maintaining or growing the revenue from these businesses. Further, we have limited experience, in comparison to our solar partner model, in our direct-to-consumer business, and as a result, we may fail to grow as quickly or achieve the revenue scale targeted in connection with such a model. We may also be unsuccessful in expanding our customer base through installation of our solar service offerings within our current markets or in new markets we may enter. Additionally, we cannot assure you that we will be successful in generating substantial revenue from our current solar service offerings or from any additional solar service offerings we may introduce in the future. Our limited operating history, combined with the rapidly evolving and competitive nature of our industry, may not provide an adequate basis for you to evaluate our results of operations and business prospects. In addition, we only have limited insight into emerging trends, such as alternative energy sources, commodity prices in the overall energy market, and legal and regulatory changes that impact the solar industry, any of which could adversely impact our business, prospects and results of operations.
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
We have substantial amounts of debt, including the working capital facility and the non-recourse debt facilities entered into by our subsidiaries, as discussed in more detail in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements. Specifically, as of December 31, 2017, we had outstanding borrowings of $247.0 million on a bank line of credit maturing in April 2018. In February 2018, the maturity date was extended to April 1, 2020. In addition, our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not continue to generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures to operate our business. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to timely repay or otherwise refinance our indebtedness (including, but not limited to, the bank line of credit disclosed above) will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.

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
As of December 31, 2017, approximately half of our customers were in California. Accordingly, our business and results of operations are particularly susceptible to adverse economic, regulatory, political, weather and other conditions in this market and in other markets that may become similarly concentrated, in particular the east coast, where we have seen significant growth recently. In addition, our corporate and sales headquarters are located in San Francisco, California, an area that is at a heightened risk of earthquakes. We may not have adequate insurance, including business interruption insurance, to compensate us for losses that may occur from any such significant events, including damage to our solar energy systems. A significant natural disaster, such as an earthquake, could have a material adverse impact on our business, results of operations and financial condition. In addition, acts of terrorism or malicious computer viruses could cause disruptions in our or our solar partners’ businesses or the economy as a whole. To the extent that these disruptions result in delays or cancellations of installations or the deployment of our solar service offerings, our business, results of operations and financial condition would be adversely affected.
Loan financing developments could adversely impact our business.
The third-party ownership structure, which we bring to market through our solar service offerings, continues to be the predominant form of system ownership in the residential solar market in many states. However, with the development of new loan financing products, we have seen a modest shift from leasing to outright purchases of the solar energy system by the homeowner (i.e., a homeowner purchases the solar energy system outright instead of leasing the system from us). Continued increases in third-party loan financing products and outright purchases could result in the demand for long-term Customer Agreements to decline, which would require us to shift our product focus to respond to the market trend and could have an adverse effect on our business. In 2017, 2016 and 2015, the majority of our customers chose our solar service offerings as opposed to buying a solar energy system outright. Our financial model is impacted by the volume of homeowners who choose our solar service offerings, and an increase in the number of customers who choose to purchase solar energy systems (whether for cash or through third-party financing) may harm our business and financial results.

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
We are a licensed contractor in certain communities that we service, and we are ultimately responsible as the contracting party for every solar energy system installation. We may be liable, either directly or through our solar partners, to homeowners for any damage we cause to them, their home, belongings or property during the installation of our systems. For example, we either directly or through our solar partners, frequently penetrate homeowners’ roofs during the installation process and may incur liability for the failure to adequately weatherproof such penetrations following the completion of construction. In addition, because the solar energy systems we or our solar partners deploy are high voltage energy systems, we may incur liability for any failure to comply with electrical standards and manufacturer recommendations.
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
Our ability to monitor solar energy production for various purposes depends on the operation of our metering solution. We could incur significant expense and disruption to our operations in connection with failures of our metering solution, including meter hardware failures and failure of the cellular technology that we use to communicate with those meters. Many of our meters operate on either the 2G or 3G cellular data networks, which are expected to sunset before the term of our contract with homeowners. Upgrading our metering solution may cause us to incur a significant expense. Additionally, our meters communicate data through proprietary software, which we license from our metering partners. Should we be unable to continue to license, on agreeable terms, the software necessary to communicate with our meters, it could cause a significant disruption in our business and operations.
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
The value of our solar energy systems at the end of the associated term of the lease or power purchase agreement may be lower than projected, which may adversely affect our financial performance and valuation.
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
Furthermore, it is difficult to predict how future environmental regulations may affect the costs associated with the removal, disposal or recycling of our solar energy systems. If the value in trade or renewal revenue is less than we expect, we may be required to recognize all or some of the remaining unamortized costs. This could materially impair our future results of operations.
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

Our Customer Agreements are typically for 20 years and require the homeowner to make monthly payments to us. Accordingly, we are subject to the credit risk of homeowners. As of December 31, 2017, the average FICO score of our customers under a lease or power purchase agreement with a monthly payment schedule remained at or above 740, which is generally categorized as a "Very Good" credit profile by the Fair Isaac Corporation. However, this may decline to the extent FICO score requirements under future investment funds are relaxed. While to date homeowner defaults have been immaterial, we expect that the risk of homeowner defaults may increase as we grow our business. Due to the immaterial amount of homeowner defaults to date, our reserve for this exposure is minimal, and our future exposure may exceed the amount of such reserves. If we experience increased homeowner credit defaults, our revenues and our ability to raise new investment funds could be adversely affected. If economic conditions worsen, certain of our homeowners may face liquidity concerns and may be unable to satisfy their payment obligations to us on a timely basis or at all, which could have a material adverse effect on our financial condition and results of operations.
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
While we were able to determine in our management's report for fiscal years 2016 and 2017 that our internal control over financial reporting is effective, we may not be able to complete our evaluation, testing and any required remediation in a timely fashion in future fiscal years. During the evaluation and testing process, if we identify one or more material weaknesses in our internal control over financial reporting that we are unable to remediate before the end of the same fiscal year in which the material weakness is identified, we will be unable to assert that our internal controls are effective. If we are unable to assert that our internal control over financial reporting is effective, we could lose investor confidence in the accuracy and completeness of our financial reports, which would cause the price of our common stock to decline. In addition, we could become subject to investigations by the NASDAQ Stock Market, the SEC or other regulatory authorities, which could require additional management attention and which could adversely affect our business.

We may be adversely affected by changes in U.S. tax laws.
On December 22, 2017 Congress and the current administration passed significant tax reform legislation including a change to the corporate tax rate. As part of this tax reform, the current corporate income tax rate was reduced, and there were other changes including limiting or eliminating various other deductions, credits and tax preferences. This reduction in the corporate income tax rate could reduce the value of certain benefits, such as depreciation, and reduce capacity for other benefits, such as tax credits. Limitations on, or elimination of, such tax benefits could significantly impact our ability to raise tax equity investment funds or impact the terms thereof, including the amount of cash distributable to third parties. At this time, the Company is estimating the potential impact on our tax equity investment funds, business, prospects and results of operations as a result of enactment, since the impact is dependent upon certain tax treatment elections and the specific timing of taxable income/losses in future years. The new legislation includes significant changes which require additional guidance to be issued by the IRS.
Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.
As of December 31, 2017, we had U.S. federal net operating loss carryforwards of approximately $699.6 million and state net operating loss carryforwards of approximately $634.7 million, which begin expiring in varying amounts in 2028 and 2024, respectively, if unused. Under Sections 382 and 383 of the Code if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes, such as research tax credits, to offset its post-change income and taxes may be limited. In general, an “ownership change” occurs if there is a cumulative change in our ownership by “5% shareholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. Any such limitations on our ability to use our net operating loss carryforwards and other tax assets could adversely impact our business, financial condition and results of operations.
We may be required to record a charge to earnings if our goodwill or intangible assets become impaired.
We are required under generally accepted accounting principles to test goodwill for impairment at least annually or when events or changes in circumstances indicate that the carrying amount may be impaired, and to review our intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Factors that can lead to impairment of goodwill and intangible assets include significant adverse changes in the business climate and actual or projected operating results, declines in the financial condition of our business and sustained decrease in our stock price. As of December 31, 2017, our market capitalization did not exceed our carrying value and we performed a step 1 analysis in accordance with ASU 350 Intangibles - Goodwill and Other and determined that our fair value exceeded our carrying value and thus we did not have an impairment related to our goodwill. However, if we identify any factors that could indicate an impairment, including a sustained decrease in our stock price, we may be required to record charges to earnings if our goodwill becomes impaired.

Risks Related to Ownership of Our Common Stock
Our executive officers, directors and principal stockholders continue to have substantial control over us, which will limit your ability to influence the outcome of important matters, including a change in control.
Each of our executive officers, directors and each of our stockholders who beneficially own 5% or more of our outstanding common stock and their affiliates, in the aggregate, beneficially own approximately 52.4% of the outstanding shares of our common stock, based on the number of shares outstanding as of December 31, 2017. As a result, these stockholders, if acting together, will be able to influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. They may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentrated control may have the effect of delaying or preventing a change in control of our company, could deprive our stockholders of an opportunity to receive a premium for their capital stock and might ultimately affect the market price of our common stock.
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
We are an emerging growth company, and, for as long as we continue to be an emerging growth company, we may choose to take advantage of exemptions from various reporting requirements applicable to other public companies but not to “emerging growth companies.” These exemptions include not being required to have our independent registered public accounting firm audit our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We are utilizing, and we plan in future filings with the SEC to continue to utilize, the modified disclosure requirements available to emerging growth companies. As a result, our stockholders may not have access to certain information they may deem important. We could remain an “emerging growth company” for up to five years following the anniversary of our initial public offering, or until the earliest of (1) the last day of the first fiscal year in which our annual gross revenue reaches or exceeds $1.0 billion, (2) the date that we become a “large accelerated filer” as defined in the Exchange Act, which could occur as early as January 1, 2019 or (3) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the preceding three-year period.

Item 1B. Unresolved Staff Comments.
Not applicable.

Item 2. Properties.
Our corporate headquarters and executive offices are located in San Francisco, California, where we occupy approximately 56,000 square feet of office space. We also maintain 51 other locations, consisting primarily of branch offices, warehouses, sales offices and design centers in thirteen states.
We lease all of our facilities and we do not own any real property. We believe that our current facilities are adequate to meet our ongoing needs. If we require additional space, we believe that we will be able to obtain additional facilities on commercially reasonable terms.
Item 3. Legal Proceedings.
See Note 21, Commitments and Contingencies, to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
Item 4. Mine Safety Disclosures.
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
Our common stock began trading on the NASDAQ Global Select Market under the symbol “RUN” on August 5, 2015.
Holders of Record
As of March 2, 2018, there were approximately 181 holders of record of common stock. Certain shares are held in “street” name and, accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.
Price Range of Our Common Stock
The following table sets forth the reported high and low sales prices of our common stock for the years ended December 31, 2017 and 2016, as regularly quoted on the NASDAQ Global Select Market:

	Year Ended December 31, 2017		Year Ended December 31, 2016
	High	Low	High	Low

First Quarter	$6.50	$4.79	$11.49	$4.86
Second Quarter	$7.35	$4.59	$8.45	$5.11
Third Quarter	$7.78	$4.21	$6.90	$4.90
Fourth Quarter	$6.73	$5.31	$7.34	$4.15
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
Stock Price Performance Graph
The following stock performance graph compares our total stock return with the total return for (i) the NASDAQ Composite Index and the (ii) the Guggenheim Solar ETF, which represents a peer group of solar companies, for the period from August 5, 2015 (the date our common stock commenced trading on the NASDAQ Global Select Market) through December 31, 2017. The figures represented below assume an investment of $100 in our common stock at the closing price of $10.77 on August 5, 2015 and in the NASDAQ Composite Index and the Guggenheim Solar ETF on August 5, 2015 including the reinvestment of dividends into shares of common stock. The comparisons in the table are required by the Securities and Exchange Commission, or “SEC”, and are not intended to forecast or be indicative of possible future performance of our common stock. This graph shall not be deemed “soliciting material” or be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, or otherwise subject to the liabilities under that section, and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act of 1933, as amended, or the Securities Act, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

	Ticker	August 5, 2015	December 31, 2016	December 31, 2017
Sunrun Inc.	RUN	$100.00	$49.30	$54.78
NASDAQ Composite Index	^IXIC	$100.00	$104.73	$134.31
Guggenheim Solar ETF	TAN	$100.00	$52.30	$79.31

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
The selected consolidated statements of operations data for the years ended December 31, 2017, 2016 and 2015, and the selected consolidated balance sheet data as of December 31, 2017 and 2016 are derived from our audited consolidated financial statements included elsewhere in this Form 10-K. Our historical results are not necessarily indicative of the results that may be expected in the future.

	Year Ended December 31,
	2017	2016	2015
	(in thousands, except per share amounts)
Revenue:
Operating leases and incentives	$231,433	$168,417	$118,004
Solar energy systems and product sales	298,266	285,481	186,602
Total revenue	529,699	453,898	304,606
Operating expenses:
Cost of operating leases and incentives	193,954	159,858	111,784
Cost of solar energy systems and product sales	254,131	239,381	168,751
Sales and marketing	137,115	162,781	145,477
Research and development	15,079	10,199	9,657
General and administrative	107,420	92,377	84,442
Amortization of intangible assets	4,204	4,206	3,695
Total operating expenses	711,903	668,802	523,806
Loss from operations	(182,204)	(214,904)	(219,200)
Interest expense, net	70,518	53,244	33,236
Other expenses (income), net	1,874	(840)	1,769
Loss before income taxes	(254,596)	(267,308)	(254,205)
Income tax expense (benefit)	32,138	35,993	(5,299)
Net loss	(286,734)	(303,301)	(248,906)
Net loss attributable to noncontrolling interests and redeemable noncontrolling interests	(411,259)	(394,988)	(220,660)
Net income (loss) attributable to common stockholders	$124,525	$91,687	$(28,246)
Less: Deemed dividend to convertible preferred stockholders	—	—	(24,890)
Net income (loss) available to common stockholders	$124,525	$91,687	$(53,136)
Net income (loss) per share available to common shareholders
Basic	$1.18	$0.90	$(0.96)
Diluted	$1.15	$0.87	$(0.96)
Weighted average shares used to compute net income (loss) per share attributable to common stockholders
Basic	105,432	102,367	55,091
Diluted	108,206	104,964	55,091

	As of December 31,
	2017	2016
	(in thousands)
Consolidated Balance Sheet Data:
Cash and Restricted Cash	241,790	218,246
Solar energy systems, net	3,319,708	2,629,366
Total assets	3,927,874	3,572,818
Non-recourse debt, current portion	21,529	14,153
Recourse debt, net of current portion	247,000	244,000
Non-recourse debt, net of current portion	1,026,416	639,870
Redeemable noncontrolling interests	123,737	137,907
Total equity	1,166,074	924,186

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
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
We offer our solar service offerings both directly to the homeowner and through our solar partners, which include sales and installation partners, and strategic partners, which include retail partners. In addition, we sell solar energy systems directly to customers for cash. We also sell solar energy panels and other products (such as racking) to resellers. As of December 31, 2017, we provided our solar services to customers in 22 states, plus the District of Columbia, and sold solar energy panels and other products to resellers throughout the United States. Approximately half of our cumulative systems deployed are in California.
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
Our ability to offer Customer Agreements depends in part on our ability to finance the purchase and installation of the solar energy systems by monetizing the resulting customer cash flows and related investment tax credits (“ITCs”), accelerated tax depreciation and other incentives from governments and local utilities. We monetize these incentives under tax equity investment funds, which are generally structured as non-recourse project financings. From inception to March 2, 2018, we have established 34 investment funds, which represent financing for an estimated $6.2 billion in value of solar energy systems on a cumulative basis. We intend to establish additional investment funds and may also use debt, equity and other financing strategies to fund our growth.
In addition, completing the sale and installation of a solar energy system requires many different steps including a site audit, completion of designs, permitting, installation, electrical sign-off and interconnection. Homeowners may cancel their Customer Agreements with us, subject to certain conditions, during this process until commencement of installation. Customer cancellation rates can change over time and vary between markets. For example, we experienced increased customer cancellations in 2016 in certain markets.

Recent Developments
In February 2018, we and the lenders executed Amendment No. 5 (the "Amendment") to our $250.0 million syndicated working capital facility dated as of April 1, 2015, as amended from time to time ("Credit Facility").  The Amendment extends the maturity date of the Credit Facility to April 1, 2020 from its current maturity date of April 1, 2018.  Other terms of the Credit Facility remain substantially the same, except the Amendment (i) increases the minimum interest coverage ratio from 2.0:1.0 to 3.0:1.0 and (ii) requires the Company to maintain an unencumbered cash balance of $30.0 million at the end of each calendar quarter starting on March 31, 2018.   Under the terms of the Amendment, the interest coverage ratio was 8.2:1 as of September 30, 2017.

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
From inception to March 2, 2018, we have formed 34 investment funds. Of these 34 funds, 27 are currently active and are described below. We have established different types of investment funds to implement our asset monetization strategy. Depending on the nature of the investment fund, cash may be contributed to the investment fund by the investor upfront or in stages based on milestones associated with the design, construction or interconnection status of the solar energy systems. The cash contributed by the fund investor is used by the investment fund to purchase solar energy systems. The investment funds either own or enter into a master lease with a Sunrun subsidiary for the solar energy systems, Customer Agreements and associated incentives. We receive on-going cash distributions from the investment funds representing a portion of the monthly customer payments received. We use the upfront cash, as well as on-going distributions to cover our costs associated with designing, purchasing and installing the solar energy systems. In addition, we also use debt, equity and other financing strategies to fund our operations. The allocation of the economic benefits between us and the fund investor and the corresponding accounting treatment varies depending on the structure of the investment fund.
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

The table below provides an overview of our current investment funds (in millions, except number of funds and MW Deployed):

		Consolidated Joint Ventures
	Lease Pass-Through	Partnership Flip	JV Inverted Lease
Consolidation	Owner entity consolidated, tenant entity not consolidated	Single entity, consolidated	Owner and tenant entities consolidated
Balance sheet classification	Lease pass-through financing obligation	Redeemable noncontrolling interests and noncontrolling interests	Redeemable noncontrolling interests and noncontrolling interests
Revenue from ITCs	Recognized annually over 5 years as the recapture period elapses	None	None
Method of calculating investor interest	Effective interest rate method	Greater of HLBV or redemption value	Greater of HLBV or redemption value; or pro rata
Liability balance as of December 31, 2017	$144.2	N/A	N/A
Noncontrolling interest balance (redeemable or otherwise) as of December 31, 2017	N/A	$440.0	$37.8
Number of funds (as of December 31, 2017)	5	18	4
MW deployed (as of December 31, 2017)	129.4	693.8	114.2
Carrying value of solar energy systems, net (as of December 31, 2017)	$423.5	$1,901.0	$369.1
Contributions from third-party fund investors (through December 31, 2017)	$508.0	$1,610.3	$274.7
For further information regarding our investment funds, including the associated risks, see Item 1A. Risk Factors—"Our ability to provide our solar service offerings to homeowners on an economically viable basis depends in part on our ability to finance these systems with fund investors who seek particular tax and other benefits.”, Note 11 Cash Equity Financing, Note 14, Lease Pass-Through Financing Obligations, Note 15, VIE Arrangements and Note 16, Redeemable Noncontrolling Interests to our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.
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
In this investment fund structure, the investors make a series of large up-front payments as well as, in some instances, subsequent smaller quarterly lease payments through their respective tenant entity to the corresponding owner entity in exchange for the assignment of cash flows from Customer Agreements and certain other benefits associated with the Customer Agreements and related solar energy systems. We account for the payments from investors as borrowings by recording the proceeds received as lease pass-through financing obligations. The financing obligation is reduced by recurring customer payments received under the Customer Agreements assigned to the funds and, if applicable, any U.S. Treasury grants, the fair value of the ITCs monetized and proceeds from the contracted resale of assigned SRECs, as they are received by the investor over the term of the assignment agreement, which is approximately 20 years. We account for these investment funds in our consolidated financial statements as if we are the lessor in the arrangement with the customer, and we record on our consolidated financial statements activities arising from the Customer Agreements and any related U.S. Treasury grants, ITCs, incentive rebates and SREC sales. The interest charge on our lease pass-through financing obligations is imputed at the inception of the fund based on the effective interest rate in the arrangement giving rise to the obligation and is updated prospectively as appropriate.
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
Consolidated Joint Ventures
Partnership Flips. Under partnership flip structures, we and our fund investors contribute cash into a partnership entity. The partnership uses the cash to acquire solar energy systems developed by us and leases them under Customer Agreements. Each fund investor receives a rate of return, typically on an after-tax basis, which varies by investment fund. Prior to the fund investor receiving its contractual rate of return or for a time period specified in the contractual arrangements, the fund investor receives a significant portion of the value attributable to customer payments, a majority of the accelerated tax depreciation and substantially all of the ITCs. After the fund investor receives its contractual rate of return or after the specified time period, we receive substantially all of the value attributable to the remaining customer payments and other incentives.
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

•
Megawatts Booked represents the aggregate megawatt production capacity of our solar energy systems, whether sold directly to customers or subject to an executed Customer Agreement, for which we have confirmation that the systems have reached Notice to Proceed, net of cancellations.

•
Megawatts Deployed represents the aggregate megawatt production capacity of our solar energy systems, whether sold directly to customers or subject to executed Customer Agreements, for which we have (i) confirmation that the systems are installed, subject to final inspection or (ii) in the case of certain system installations by our partners, accrued at least 80% of the expected project cost.

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

◦
Gross Earning Assets Under Energy Contract represents the net cash flows during the initial (typically 20-year) term of our Customer Agreements (less substantially all value from SRECs prior to July 1, 2015), for systems deployed as of the measurement date.

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

	For the Year Ended December 31,
	2017	2016
MW Booked (during the period) (1)	337	285
MW Deployed (during the period)	323	282

(1)	MW Booked in 2016 excludes 6.5 MW due to Nevada exit.

	As of December 31,
	2017	2016
Cumulative Megawatts Deployed (end of period)	1,202	879

	As of December 31,
	2017	2016
	(in thousands)
Gross Earning Assets Under Energy Contract (2)	$1,458,983	$1,199,882
Gross Earning Assets Value of Purchase or Renewal	753,673	609,129
Gross Earning Assets (2)	$2,212,656	$1,809,011

(2)
In the fourth quarter of 2017, Gross Earnings Assets under Energy Contract and Total Gross Earning Assets were reduced by $13 million to reflect changes related to modifications to the Federal Tax Code for assets deployed through December 31, 2017, including a reduction held as a reserve pending final tax regulation guidance based on the company’s best estimate of the potential effect.

The tables below provide a range of Gross Earning Asset amounts if different default, discount and purchase and renewal assumptions were used.
Gross Earning Assets Under Energy Contract:

	As of December 31, 2017
	Discount rate
Default rate	4%	5%	6%	7%	8%
	(in thousands)
5%	$1,677,499	$1,543,449	$1,424,473	$1,318,570	$1,224,039
0%	$1,720,049	$1,581,711	$1,458,983	$1,349,788	$1,252,360
Gross Earning Assets Value of Purchase or Renewal:

	As of December 31, 2017
	Discount rate
Purchase or Renewal rate	4%	5%	6%	7%	8%
	(in thousands)
80%	$999,679	$809,400	$657,532	$535,911	$438,190
90%	$1,145,723	$927,698	$753,673	$614,301	$502,311
100%	$1,291,767	$1,045,996	$849,815	$692,691	$566,431
Total Gross Earning Assets:

	As of December 31, 2017
	Discount rate
Purchase or Renewal rate	4%	5%	6%	7%	8%
	(in thousands)
80%	$2,719,728	$2,391,111	$2,116,514	$1,885,699	$1,690,551
90%	$2,865,772	$2,509,409	$2,212,656	$1,964,089	$1,754,671
100%	$3,011,816	$2,627,707	$2,308,798	$2,042,479	$1,818,791
Components of Statements of Operations
Revenue
We generate revenue from (1) operating leases and incentives and (2) solar energy systems and product sales. Product sales also include lead generation sales commencing in 2015 as a result of the acquisition of Clean Energy Experts, LLC or “CEE acquisition”.
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
Our quarterly operating leases and incentives revenue has been impacted by seasonality. Energy production is greater in the second and third quarters than in the first and fourth quarters, causing variability in revenue recognized under PPAs. There are also seasonal fluctuations in sales and installations, particularly in the fourth quarter, resulting from decreased sales through the holiday season and weather-related installation delays. In addition, as described above, ITC revenue associated with lease pass-through arrangements is recognized once annually on the anniversary of the PTO date and a high percentage of our existing ITCs have PTO dates that occur in the fourth quarter.

Pursuant to our adoption of ASC 842, Leases ("ASC 842") our Customer Agreements will no longer meet the criteria for lease accounting. Instead, we will account for our Customer Agreements pursuant to ASU No. 2014-09 Revenue from Contracts with Customers (“Topic 606”). Upon adoption of Topic 606, the following significant changes to revenue recognition policy will be implemented with respect to revenue currently accounted for under operating leases and incentives:

•Revenue related to PPAs, including price escalators, will be recognized throughout the term of the Customer Agreement.

▪Certain upfront payments related to Customer Agreements and SRECs will be deemed to have a financing component, as defined under Topic 606, and will therefore increase both revenue and interest expense by the same amount over the term of the related agreement. The additional revenue will be included in the total transaction price to be recorded over the term of the agreement and will be recognized based on the timing of the delivery. The interest expense will be recognized based upon an amortization schedule which typically decreases throughout the term of the related agreement.

▪SREC revenue will be estimated net of any variable consideration related to possible liquidated damages, and recognized upon delivery of SRECs to the counterparty.

▪ITC revenue will be recognized in full upon PTO because the Company has not historically recorded a material recapture of ITCs, and does not expect to record a material recapture of ITCs in the future.
Due to the long-term nature of our Customer Agreements and other operations, the cumulative impact of adoption of ASC 842 and Topic 606 relates to the accounting for several years, and in many cases, since inception of our business. We estimate that the impact of the adoption of ASC 842 and Topic 606 to both total revenues and total operating expenses on the consolidated statement of operations for 2017 would be immaterial if adopted on a full retrospective basis.

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
Upon adoption of Topic 606, we will no longer capitalize IDCs. Instead, we will capitalize costs to obtain a contract which meet the “incremental” criteria defined in Topic 606. These costs will be reflected in other assets on the consolidated balance sheets, and amortized over the term of the Customer Agreements to sales and marketing expense on the consolidated statements of operations.
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
Upon adoption of Topic 606, we will capitalize costs to obtain a contract which meet the “incremental” criteria defined in Topic 606, and amortize the balance over the term of the Customer Agreements which will be recorded to sales and marketing expense on the consolidated statements of operations.
Research and Development
Research and development expenses include personnel costs, allocated corporate overhead costs, and other costs related to our proprietary technology.

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
Non-operating Expenses
Interest Expense, net
Interest expense, net primarily consists of the interest charges associated with long term borrowing and lease pass-through financing obligations. Our lines of credit, syndicated term loans, bank loans and certain bank term loans are subject to variable interest rates, some of which are hedged using interest rate swaps. Our notes payable, bank term loan due in April 2022 and our solar asset-backed notes bear fixed interest rates. The interest charge on our lease pass-through financing obligations is imputed at the inception of the related transaction based on the effective interest rate in the arrangement giving rise to the obligation and updated prospectively as appropriate. Interest expense also includes the amortization of deferred financing costs associated with such borrowings, partially offset by a nominal amount of interest income generated from our cash holdings in interest-bearing accounts. In the future we may incur additional indebtedness to fund our operations, and our interest expense would correspondingly increase.
Upon adoption of Topic 606, interest expense will include interest expense related to significant financing components as discussed above.
Other Expenses (Income), Net
During 2017, other expenses (income), net primarily consisted of a loss on early extinguishment of certain non-recourse debt. During 2016, other income primarily consisted of a gain due to the change in fair value of warrant derivatives which were issued to former Series D and E preferred stockholders as an inducement to convert their shares of convertible preferred stock into shares of common stock immediately prior to the closing of our initial public offering. In 2015, other expenses primarily consisted of our portion of the net loss in an entity which was accounted for under the equity method of accounting as well as a loss on early extinguishment of debt.
Income Tax Expense
We are subject to taxation in the United States, where all of our business is conducted. Our effective tax rates differ from the statutory rate primarily due to noncontrolling and redeemable noncontrolling interest adjustments and the change in the federal tax rate. In 2016, the major differences included the noncontrolling and redeemable noncontrolling interest and prepaid tax expense on intercompany gains.
The majority of our tax expense relates to an increase in our deferred tax liabilities related to partnerships. Given our net operating loss carryforwards as of December 31, 2017, we do not expect to pay income tax, including in connection with our 2017 income tax provision, until our net operating losses are fully utilized. As of December 31, 2017, we had approximately $699.6 million of federal and $634.7 million of state net operating loss carryforwards (“NOLs”), available to offset future taxable income, if any, which expire in varying amounts beginning in 2028 and 2024 for federal and state purposes, respectively, if unused. It is possible that we will not generate taxable income in time to use these NOLs before their expiration.
On December 22, 2017, the US government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act makes broad and complex changes to the US tax code including but not limited to, (1) reducing the US federal corporate tax rate from 35% to 21%; (2) immediate expensing of certain tangible personal property; (3) creating a new limitation on deductible interest expense; (4) enacting special rules for taxable year of inclusion for certain revenues; and (5) changing rules related to the uses and limitations of net operating loss carryforwards created in tax years beginning after December 31, 2017.

On December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) which provides guidance on accounting for the tax effects of the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under ASC 740, Income taxes. In accordance with SAB 118 a company must reflect the income tax effects of those aspects of the Tax Act for which the accounting under ASC 740 is complete. To the extent that a company’s accounting for certain income tax effects of the Tax Act is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate in the financial statements. At this time we have estimated the impact of the change of the Tax Act. Any subsequent adjustment to these amounts will be recorded to current tax expense in the quarter of 2018 when the analysis is complete.
We have accounted for the provisional adjustments but we have not completed our accounting for income tax effects for certain elements of the Tax Act. The Company has recognized the provisional tax impacts related to the revaluation of deferred tax assets and liabilities and included these amounts in our consolidated financial statements for the year ended December 31, 2017. The Company will continue to refine the calculations as additional analysis is completed.
In addition, the Company continues to evaluate their performance-based compensation plans within the new definitions under IRC Section 162(m) of the Internal Revenue Code. The preliminary assessment is that we believe that performance based compensation provided prior to November 2, 2017 was provided pursuant to a written binding agreement and will be deductible. No further adjustment has been made at this time. The accounting for this item is incomplete and may change as our interpretation of the provisions of the Act evolve, additional information becomes available or interpretive guidance is issued by the U.S. Treasury. The final determination will be completed no later than one year from the enactment date.
Some of the relevant areas of the Tax Act, which may impact the 2017 and beyond financial statements include but are not limited to:
Reduction of US federal corporate tax rate - The Tax Act reduces the corporate tax rate to 21% effective January 1, 2018. Consequently, we have accounted for the reduction of an estimated $31.9 million of net deferred tax liabilities in the consolidated balance sheet for the year ended December 31, 2017.
Limit on Employee Remuneration - The Tax Act capped the deduction a company may take for compensation paid to covered employees to $1million by eliminating the "performance-based" exception under Section 162(m).  The provisions generally apply to taxable years beginning after December 31, 2017 but provides transition rules for compensation paid pursuant to a written binding contract that is in effect on November 2, 2017.   We do not expect these limitations to have any impact on us for 2017 and 2018, but we could become subject to limitations starting in 2019.
Repeal of Corporate Alternative Minimum Tax - The corporate alternative minimum tax was repealed. We have an immaterial amount of tax credits carrying over and will consider reclassification of the credits to a refund as these amounts are expected to be refunded in future periods and will be fully refundable if not utilized by 2022.
Interest Expense Limitations - For years beginning after December 31, 2017, the new Tax Act limits the deduction for net interest expense that exceeds 30% of the taxpayer’s adjusted taxable income for that year. The adjusted taxable income is initially computed excluding depreciation, amortization, interest and taxes and beginning in 2022 only excluding interest and taxes. Going forward companies with interest that is limited under the new law will have to assess the realizability on any resulting deferred tax assets for interest carried forward. We are still assessing the future impact.
Certain special rules for taxable year of inclusion - For years beginning after December 31, 2017, the Tax Act requires an accrual method taxpayer to apply the all events test under section 451 and recognize such income at the earlier of earned or received. We are evaluating the applicability of this provision to our prepaid customer contracts.

Net Income (Loss) Attributable to Common Stockholders
As discussed above under “—Investment Funds,” 22 of our 27 active investment funds are consolidated joint ventures. We determine the net income (loss) attributable to common stockholders by deducting from net loss, the net loss attributable to noncontrolling interests and redeemable noncontrolling interests in these funds. The net loss attributable to noncontrolling interests and redeemable noncontrolling interests represents the fund investors’ allocable share in the results of operations of these investment funds. For these funds, we have determined that the provisions in the contractual arrangements represent substantive profit sharing arrangements, where the allocations to the partners sometimes differ from the stated ownership percentages. We have further determined that, for these arrangements, the appropriate methodology for attributing income and loss to the noncontrolling interests and redeemable noncontrolling interests each period is a balance sheet approach using the HLBV method.
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
Revenue Recognition
We provide solar energy systems that produce electricity through Customer Agreements. We also derive a portion of our revenue from solar energy system rebate incentives, sales of SRECs generated from our solar energy systems and ITCs assigned to investment funds that are classified as lease pass-through arrangements.
We also sell solar energy systems to homeowners, as well as related products, such as solar panels, inverters, racking systems and other solar-related equipment to resellers. Following the acquisition of CEE in April 2015, we began selling customer leads to third parties, including our partners and other solar providers.
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
In the majority of our Customer Agreements, we charge a fixed fee per kilowatt hour based on the amount of electricity the solar energy system is expected to produce, with an annual fixed percentage price escalation to address the impact of inflation and utility rate increases over the period of the contract. In these cases, we consider the customer payments to be contingent lease payments which are excluded from minimum lease payments used for purposes of assessing the lease classification criteria above. Accordingly, we recognize these electricity payments as earned, provided all other revenue recognition criteria discussed above are met.
We also offer Customer Agreements whereby the customers’ monthly payment is a pre-determined amount calculated based on the expected solar energy generation and includes an annual fixed percentage price escalation to address the impact of inflation and utility rate increases over the period of the contracts, which are typically 20 years. We record operating lease revenue from minimum lease payments on a straight-line basis over the life of the lease term, provided all other revenue recognition criteria are met.
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
As discussed under "Components of Statements of Operations -Operating Leases and Incentives" above, on January 1, 2018, we adopted ASC 842 and Topic 606 which will change our revenue recognition policies.
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
Goodwill Impairment Analysis
Goodwill represents the excess of the purchase price of an acquired business over the fair value of the net tangible and identifiable intangible assets acquired. Our goodwill balance is a result of the acquisition of the residential sales and installation business of Mainstream Energy Corporation, its fulfillment business AEE Solar and its racking business SnapNrack (collectively,"MEC") in February 2014 and CEE in April 2015. We have determined that we operate as one reporting unit, and our goodwill is recorded at the enterprise level. We perform our annual impairment test of goodwill on October 1 of each year or whenever events or circumstances change or occur that would indicate that goodwill might be impaired. When assessing goodwill for impairment, we use qualitative and, if necessary, quantitative methods. We also consider our enterprise value and, if necessary, our discounted cash flow model, which involves assumptions and estimates, including our future financial performance, weighted-average cost of capital and interpretation of currently enacted tax laws. Circumstances that could indicate impairment and require us to perform an impairment test include a significant decline in our financial results, a significant decline in our enterprise value relative to our net book value, an unanticipated change in competition or our market share and a significant change in our strategic plans.
As of October 1, 2017, we performed step one of the impairment test. As of October 1, 2017, we concluded that the estimated fair value of the Company exceeded its carrying value.
We also performed the step one test for potential impairment as of December 31, 2017. As of December 31, 2017, total stockholders’ equity exceeded our market capitalization. We estimated the fair value of the Company using a combination of the market capitalization, a market approach and an income approach, giving 50% weighting to the market capitalization and 25% weighting to each other method. Under the market approach, we utilized publicly traded comparable company information to determine revenue multiples to value our Company. Under the income approach, we determined the fair value based on our estimated future cash flows discounted by an estimated weighted average cost of capital, reflecting the overall level of inherent risk and the rate of return an outside investor would expect to earn. The cash flow forecast and related assumptions were derived from the most recent annual financial forecast for which the planning process commenced in the fourth quarter of 2017. Based on the fair value analysis as of December 31, 2017, we had an estimated fair value that exceeded its carrying value by approximately 4%. Therefore, no impairment of goodwill has been recorded for the year ended December 31, 2017. However, if factors exist that could indicate an impairment in the future, including the increase in retained earnings upon the adoption of ASC 842 and Topic 606, or a sustained decrease in our stock price, we may deem that our goodwill is impaired.
Provision for Income Taxes
We account for income taxes under an asset and liability approach. Deferred income taxes reflect the impact of temporary differences between assets and liabilities recognized for financial reporting purposes and the amounts recognized for income tax reporting purposes, net operating loss carryforwards and other tax credits measured by applying currently enacted tax laws. A valuation allowance is provided when necessary to reduce deferred tax assets to an amount that is more likely than not to be realized. As of December 31, 2017, we have recorded a valuation allowance of $4.7 million for state deferred tax assets.
We sell solar energy systems to the investment funds. As the investment funds are consolidated by us, the gain on the sale of the solar energy systems is not recognized in the consolidated financial statements. However, this gain is recognized for tax reporting purposes. Since these transactions are intercompany sales for book purposes, before January 1, 2017, any tax expense incurred related to these intercompany sales was deferred and recorded as a prepaid tax asset and there was no recognition of a deferred tax asset related to our increased tax basis in the partnership as a result of such sales. The prepaid tax asset was amortized over the estimated useful life of the underlying solar energy systems which has been estimated to be 35 years. With the adoption of ASU 2016-16 on January 1, 2017 we eliminated the prepaid tax asset and recorded the deferred tax effects of previous transactions. Beginning on January 1, 2017, we began recording the current tax effects of the gain on intercompany sales as well as the related deferred tax effects.
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
Attributing income and loss to the noncontrolling interests and redeemable noncontrolling interests under the HLBV method requires the use of significant assumptions to calculate the amounts that fund investors would receive upon a hypothetical liquidation. Changes in these assumptions, including change in tax rates, can have a significant impact on the amount that fund investors would receive upon a hypothetical liquidation. As a result of the passing of the Tax Act, the impact of the change in the federal tax rate from 35% to 21%, which is effective January 1, 2018, on the noncontrolling interest and redeemable noncontrolling interests as of January 1, 2018 is an estimated decrease of $18.9 million.
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

	Year Ended December 31,
	2017	2016	2015
	(in thousands, except per share amounts)
Revenue:
Operating leases and incentives	$231,433	$168,417	$118,004
Solar energy systems and product sales	298,266	285,481	186,602
Total revenue	529,699	453,898	304,606
Operating expenses:
Cost of operating leases and incentives	193,954	159,858	111,784
Cost of solar energy systems and product sales	254,131	239,381	168,751
Sales and marketing	137,115	162,781	145,477
Research and development	15,079	10,199	9,657
General and administrative	107,420	92,377	84,442
Amortization of intangible assets	4,204	4,206	3,695
Total operating expenses	711,903	668,802	523,806
Loss from operations	(182,204)	(214,904)	(219,200)
Interest expense, net	70,518	53,244	33,236
Other expenses (income), net	1,874	(840)	1,769
Loss before income taxes	(254,596)	(267,308)	(254,205)
Income tax expense (benefit)	32,138	35,993	(5,299)
Net loss	(286,734)	(303,301)	(248,906)
Net loss attributable to noncontrolling interests and redeemable noncontrolling interests	(411,259)	(394,988)	(220,660)
Net income (loss) attributable to common stockholders	$124,525	$91,687	$(28,246)
Less: Deemed dividend to convertible preferred stockholders	—	—	(24,890)
Net income (loss) available to common stockholders	$124,525	$91,687	$(53,136)
Net income (loss) per share available to common shareholders
Basic	$1.18	$0.90	$(0.96)
Diluted	$1.15	$0.87	$(0.96)
Weighted average shares used to compute net income (loss) per share attributable to common stockholders
Basic	105,432	102,367	55,091
Diluted	108,206	104,964	55,091
Comparison of the Years Ended December 31, 2017 and 2016
Revenue

	Year Ended December 31,		Change
	2017	2016	$	%
	(in thousands)
Operating leases	$174,664	$125,197	$49,467	40%
Incentives	56,769	43,220	13,549	31%
Operating leases and incentives	231,433	168,417	63,016	37%
Solar energy systems	113,953	127,727	(13,774)	(11)%
Products	184,313	157,754	26,559	17%
Solar energy systems and product sales	298,266	285,481	12,785	4%
Total revenue	$529,699	$453,898	$75,801	17%
Operating Leases and Incentives. The $49.5 million increase in revenue from operating leases was primarily due to both an increase in solar energy systems under Customer Agreements being placed in service in 2017 and a full year of revenue recognized in 2017 for systems placed in service in 2016 versus only a portion recognized in 2016. Revenue from incentives increased by $13.5 million primarily due to an increase in SREC revenue as a result of the sales under contracts whereby the revenue recognition had previously been deferred until minimum levels of deliveries were met. Additionally, the increase in revenue from incentives was due to an increase in ITC revenue, which relates to solar energy systems in lease pass-through funds being placed in service in the prior year as we recognize revenue from the monetization of these ITCs annually over five years on each anniversary of a solar energy system’s permission to operate date.
Solar Energy Systems and Product Sales. Revenue from solar energy systems sales decreased by $13.8 million compared to the prior year due to softer customer demand in our retail sales channel following increased sales and marketing efforts in 2016. Product sales increased by $26.6 million compared to the prior year period primarily due to an increase in volume of wholesale products sold, offset by industry-wide price decreases and a decrease in customer lead sales.
Operating Expenses

	Year Ended December 31,		Change
	2017	2016	$	%
	(in thousands)
Cost of operating lease and incentives	$193,954	$159,858	$34,096	21%
Cost of solar energy systems and product sales	254,131	239,381	14,750	6%
Sales and marketing	137,115	162,781	(25,666)	(16)%
Research and development	15,079	10,199	4,880	48%
General and administrative expense	107,420	92,377	15,043	16%
Amortization of intangible assets	4,204	4,206	(2)	—%
Total operating expenses	$711,903	$668,802	$43,101	6%
Cost of Operating Leases and Incentives. The $34.1 million increase in cost of operating leases and incentives was primarily due to the increase in depreciation expense related to the increase in solar energy systems placed in service in 2017, plus a full year of costs recognized for systems placed in service in 2016 versus only a partial year of such expenses related to the period in which the assets were in service in 2016.
The cost of operating leases and incentives decreased to 84% of operating lease and incentives revenue during the year ended December 31, 2017, from 95% during the year ended December 31, 2016. This reduction of cost compared to revenue is due to a reduction in the proportion of leased systems installed by us as opposed to third parties compared to the prior year. Systems installed by us bear an allocation of costs, such as warehouse rent and utilities, information technology, administrative and product planning costs, that are expensed during the construction and installation phase as these costs do not meet the criteria for capitalization under ASC 360 Property, Plant, and Equipment. These costs can fluctuate depending on the volume of megawatts installed directly by us for systems under an operating lease, and are not necessarily proportional to the increase in revenue generated by our entire fleet of leased systems. As such, the cost of operating leases and incentives as a percentage of operating lease and incentives revenue can vary from period to period.
Cost of Solar Energy Systems and Product Sales. The $14.8 million increase in cost of solar energy systems and product sales was due to an increase in the product sales discussed above.
Sales and Marketing Expense. The $25.7 million decrease in sales and marketing expense was primarily attributable to the decrease in our use of certain third party lead generation and direct mailer provider services as we continue to generate more leads internally as well as a decrease in personnel primarily in canvassing.
Research and Development Expense. The $4.9 million increase in research and development was primarily attributable to hiring of personnel to support the growth of our business.

General and Administrative Expense. The $15.0 million increase in general and administrative expenses primarily relates to hiring of personnel to support the growth of our business as well as an increase in professional services.
Non-Operating Expenses

	Year Ended December 31,		Change
	2017	2016	$	%
	(in thousands)
Interest expense, net	$70,518	$53,244	$17,274	32%
Other expenses (income), net	1,874	(840)	2,714	(323)%
Total interest and other expenses, net	$72,392	$52,404	$19,988	38%
Interest expense, net. The increase in interest expense, net of $17.3 million was related to additional borrowings entered into in 2017.
Other expenses (income), net. The increase in other expenses (income), net of $2.7 million was primarily due to a loss from the early extinguishment of certain non-recourse debt in 2017.
Income Tax Expense

	Year Ended December 31,		Change
	2017	2016	$	%
	(in thousands)
Income tax expense	$32,138	$35,993	$(3,855)	(11)%
The tax expense at the statutory rate of 34.0% for the year ended December 31, 2017 was reduced by the allocation of the losses to noncontrolling interests and redeemable noncontrolling interests of 54.9% and increased by other miscellaneous items of 4.2%. The decrease was offset by the impact of the change in the federal income tax rate of 12.5%. The statutory rate tax of 34.0% for the year ended December 31, 2016 was reduced by the allocation of losses to noncontrolling interests and redeemable noncontrolling interests of 50.2% and by other miscellaneous items of 2.8%. The decrease was offset by the tax impact of intercompany transactions of 5.6%.
The decrease in income tax expense relates to a decrease in the federal tax rate from tax reform and is offset by an increase in our deferred tax liabilities related to partnerships, depreciation expense and capitalized indirect costs. Given our net operating loss carryforwards as of December 31, 2017, we do not expect to pay income tax, including in connection with our 2017 income tax provision, until our net operating losses are fully utilized. As of the year ended December 31, 2017, our federal and state net operating loss carryforwards were $699.6 million and $634.7 million, respectively. If not utilized, the federal net operating loss will begin to expire in the year 2028 and the state net operating losses will begin to expire in the year 2024.
Net Loss Attributable to Noncontrolling Interests and Redeemable Noncontrolling Interests

	Year Ended December 31,		Change
	2017	2016	$	%
	(in thousands)
Net loss attributable to noncontrolling interests and redeemable noncontrolling interests	$(411,259)	$(394,988)	$(16,271)	4%
The increase in net loss attributable to noncontrolling interests and redeemable noncontrolling interests was primarily a result of the addition of six investment funds since December 31, 2016, which use the HLBV method to determine the amount of net income or loss attributable to noncontrolling interests and redeemable noncontrolling interests, which generally allocates more loss to the noncontrolling interest in the first several years after fund formation.
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
Non-Operating Expenses

	Year Ended December 31,		Change
	2016	2015	$	%
	(in thousands)
Interest expense, net	$53,244	$33,236	$20,008	60%
Other expenses (income), net	(840)	1,769	(2,609)	(147)%
Total interest and other expenses, net	$52,404	$35,005	$17,399	50%
Interest Expense, net. The increase in interest expense, net of $20.0 million was related to additional borrowings entered into in late 2015 and in 2016.
Other Expenses. The decrease in other expenses of $2.6 million primarily relates to losses incurred related to an entity which was recorded on an equity method basis of accounting in 2015 that was consolidated in 2016, offset by a $0.6 million gain due to the change in fair value of warrant derivatives which were issued to former Series D and E preferred stockholders as an inducement to convert their shares of convertible preferred stock into shares of common stock immediately prior to the closing of our initial public offering. Additionally, there was a $0.4 million loss on early extinguishment of debt in 2015 which did not occur in 2016.
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

	Three Months Ended
	December 31, 2017	September 30, 2017	June 30, 2017	March 31, 2017	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016
Revenue:
Operating leases and incentives	$59,536	$58,462	$65,337	$48,098	$45,333	$43,150	$45,394	$34,540
Solar energy systems and product sales	86,907	82,829	72,511	56,019	75,251	68,883	77,144	64,203
Total revenue	146,443	141,291	137,848	104,117	120,584	112,033	122,538	98,743
Operating expenses:
Cost of operating leases and incentives	53,272	49,232	47,114	44,336	42,380	40,770	38,608	38,100
Cost of solar energy systems and product sales	74,174	69,588	60,938	49,431	63,005	57,264	61,600	57,512
Sales and marketing	35,357	37,298	32,784	31,676	35,685	40,192	43,716	43,188
Research and development	4,437	3,936	3,710	2,996	2,905	2,458	2,373	2,463
General and administrative	29,644	27,925	25,230	24,621	24,184	21,331	23,614	23,248
Amortization of intangible assets	1,050	1,052	1,051	1,051	1,052	1,051	1,051	1,052
Total operating expenses	197,934	189,031	170,827	154,111	169,211	163,066	170,962	165,563
Loss from operations	(51,491)	(47,740)	(32,979)	(49,994)	(48,627)	(51,033)	(48,424)	(66,820)
Interest expense, net	20,932	17,707	16,602	15,277	14,709	13,957	13,063	11,515
Other expenses (income), net	1,285	(94)	208	475	(380)	42	30	(532)
Loss before income taxes	(73,708)	(65,353)	(49,789)	(65,746)	(62,956)	(65,032)	(61,517)	(77,803)
Income tax expense (benefit)	(5,487)	14,834	15,453	7,338	22,847	9,936	3,210	—
Net loss	(68,221)	(80,187)	(65,242)	(73,084)	(85,803)	(74,968)	(64,727)	(77,803)
Net loss attributable to noncontrolling interests and redeemable noncontrolling interests	(127,115)	(107,969)	(90,364)	(85,811)	(114,835)	(91,846)	(97,370)	(90,937)
Net income attributable to common stockholders	$58,894	$27,782	$25,122	$12,727	$29,032	$16,878	$32,643	$13,134
Net income per share available to common shareholders
Basic	$0.55	$0.26	$0.24	$0.12	$0.28	$0.16	$—	$0.13
Diluted	$0.54	$0.25	$0.23	$0.12	$0.27	$0.16	$—	$0.13
Weighted average shares used to compute net income per share available to common stockholders
Basic	106,538	105,783	105,093	104,038	103,504	102,707	101,969	101,273
Diluted	109,135	109,598	107,347	106,469	105,761	105,092	104,768	104,219
Liquidity and Capital Resources
As of December 31, 2017, we had cash of $202.5 million, which consisted of cash held in checking and savings accounts with financial institutions. We finance our operations mainly through a variety of financing fund arrangements that we have formed with fund investors, borrowings, cash generated from our sources of revenue and proceeds from secured, long-term non-recourse loan arrangements for up to $705.0 million. Our principal uses of cash are funding our business, including the costs of acquisition and installation of solar energy systems, satisfaction of our obligations under our debt instruments and other working capital requirements. As of December 31, 2017, we have outstanding borrowings of $247.0 million on our $250.0 million corporate bank line of credit. In February 2018, we extended the maturity date of our $250.0 million corporate bank line of credit to April 1, 2020 from its current maturity date of April 1, 2018. Our business model requires substantial outside financing arrangements to grow the business and facilitate the deployment of additional solar energy systems. The solar energy systems that are operational are expected to generate a positive return rate over the term of the Customer

Agreement, typically 20 years. However, in order to grow, we will continue to be dependent on financing from outside parties. If financing is not available to us on acceptable terms if and when needed, we may be required to reduce planned spending, which could have a material adverse effect on our operations. While there can be no assurances, we anticipate raising additional required capital from new and existing investors. We believe our cash, investment fund commitments and available borrowings as further described below will be sufficient to meet our anticipated cash needs for at least the next 12 months. The following table summarizes our cash flows for the periods indicated:

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Consolidated cash flow data:
Net cash used in operating activities	$(61,011)	$(150,580)	$(105,266)
Net cash used in investing activities	(812,327)	(745,112)	(627,489)
Net cash provided by issuance of common stock related to initial public offering (offering costs paid) and preferred stock, net	—	(437)	222,078
Net cash provided by other financing activities	869,499	898,629	562,387
Net increase (decrease) in cash	$(3,839)	$2,500	$51,710
Operating Activities
During 2017, we used $61.0 million in net cash in operating activities. The primary driver of our operating cash inflow consists of payments received from customers. The driver of our operating cash outflow consists primarily of cost of goods sold and other operating expenses. During 2017, our operating cash outflows were $71.8 million from our net loss excluding non-cash and non-operating items. The $71.8 million includes a final cash payment of $8.8 million related to the Clean Energy Experts, LLC ("CEE") acquisition as discussed in Note 3, Acquisition to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K. Changes in working capital resulted in a net cash inflow of $10.7 million, primarily driven by accounts payable which in turn was offset by an increase in inventory due to additional module purchases ahead of the tariff effective in February 2018.
During 2016, we used $150.5 million in net cash in operating activities. During 2016, we had an increase in deferred revenue of approximately $10.3 million relating to upfront lease payments received from customers and solar energy system incentive rebate payments received from various state and local utilities. This increase was offset by our operating cash outflows of $132.2 million from our net loss excluding non-cash and non-operating items. Changes in accounts payable resulted in a cash outflow of $40.3 million. Changes in working capital, other than deferred revenue and accounts payable, resulted in a cash inflow of $11.7 million.
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
Investing Activities
During 2017, we used $812.3 million in cash in investing activities. Of this amount, we used $804.4 million to acquire and install solar energy systems and components under our long-term Customer Agreements, and $8.0 million for capitalized software projects and the acquisition of office equipment.
During 2016, we used $745.1 million in cash in investing activities. Of this amount, we used $727.6 million to acquire and install solar energy systems and components under our long-term Customer Agreements, $12.5 million for the acquisition of office equipment, leasehold improvements and furniture and $5.0 million for additional purchase consideration for the acquisition of CEE.
During 2015, we used $627.5 million in cash in investing activities. Of this amount, we used $594.9 million to acquire and install solar energy systems and components under our long-term Customer Agreements. We used $19.6 million to acquire the CEE business. We used $13 million for the acquisition of vehicles, office equipment, leasehold improvements and furniture.

Financing Activities
During 2017, we generated $869.5 million from financing activities. This was primarily driven by $546.6 million in net proceeds from fund investors, $371.7 million in proceeds from non-recourse debt, net of repayments, $3.0 million in proceeds from recourse debt, net of repayments, and $13.8 million from state tax credits, net of recapture, offset by $35.4 million in payments for acquisitions of noncontrolling interests and a transfer of $21.4 million to restricted cash.
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
Warrant. In August 2017, the Company entered into an agreement with an affiliate ("Contractor") of Comcast Corporation ("Comcast") whereby Contractor will receive lead or sales fees for new customers it brings to the Company over a 40-month term. Comcast may also earn a warrant to purchase up to 11,793,355 shares of the Company's outstanding common stock, at an exercise price of $0.01 per warrant share. The warrant initially vests 50.05% when both (i) Contractor has earned a lead or sales fee with respect to 30,000 of installed solar energy systems, and (ii) Contractor or its affiliates have spent at least $10.0 million in marketing and sales in connection with the agreement. Thereafter, the warrant will vest in five additional increments for each additional 6,000 installed solar energy systems.

Investment Fund Commitments
As of December 31, 2017, we had undrawn committed capital of approximately $233.3 million which may only be used to purchase and install solar energy systems. We intend to establish new investment funds in the future, and we may also use debt, equity or other financing strategies to finance our business.
For a discussion of our cash equity financing, refer to Note 11, Cash Equity Financing, to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
Contractual Obligations and Other Commitments
The following table summarizes our contractual obligations as of December 31, 2017:

	Payments Due by Period
	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years	Total
	(in thousands)
Contractual Obligations:
Debt obligations (including future interest) (1)	$84,028	$538,589	$431,011	$521,916	$1,575,544
Purchase commitments (2)	145,616	134,956	—	—	280,572
Distributions payable to noncontrolling interests and redeemable noncontrolling interests (3)	13,583	—	—	—	13,583
Capital lease obligations (including accrued interest)	7,919	5,786	328	18	14,051
Operating lease obligations	9,360	10,918	5,250	1,580	27,108
Total contractual obligations	$260,506	$690,249	$436,589	$523,514	$1,910,858

(1)
The foregoing table reflects that, in February 2018, we amended our corporate bank line of credit facility to extend the maturity date of our $250.0 million corporate bank line of credit to April 1, 2020 from its current maturity date of April 1, 2018.

(2)	Amounts may vary as final details of tariff imposition are implemented by our suppliers.

(3)	The foregoing table does not include the amounts we could be required to expend under our redemption obligations discussed above.
Off Balance Sheet Arrangements
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
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to certain market risks in the ordinary course of our business. Our primary exposure includes changes in interest rates because certain borrowings bear interest at floating rates based on LIBOR plus a specified margin. We sometimes manage our interest rate exposure on floating-rate debt by entering into derivative instruments to hedge all or a portion of our interest rate exposure in certain debt facilities. We do not enter into any derivative instruments for trading or speculative purposes. Changes in economic conditions could result in higher interest rates, thereby increasing our interest expense and operating expenses and reducing funds available for capital investments, operations and other purposes. A hypothetical 10% increase in our interest rates on our variable rate debt facilities would have increased our interest expense by $2.6 million and $1.5 million for the year ended December 31, 2017 and 2016, respectively.

Item 8. Financial Statements and Supplementary Data.

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Sunrun Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Sunrun Inc. (the Company) as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive income (loss), redeemable noncontrolling interests and stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2010.

San Francisco, California
March 6, 2018

Sunrun Inc.
Consolidated Balance Sheets
(In Thousands, Except Share Par Values)

	As of December 31,
	2017	2016
Assets
Current assets:
Cash	$202,525	$206,364
Restricted cash	39,265	11,882
Accounts receivable (net of allowances for doubtful accounts of $1,665 and $1,166 as of December 31, 2017 and 2016, respectively)	76,198	60,258
State tax credits receivable	11,085	13,713
Inventories	94,427	67,326
Prepaid expenses and other current assets	9,202	9,802
Total current assets	432,702	369,345
Restricted cash	—	6,117
Solar energy systems, net	3,319,708	2,629,366
Property and equipment, net	36,402	48,471
Intangible assets, net	14,294	18,499
Goodwill	87,543	87,543
Prepaid tax asset	—	378,541
Other assets	37,225	34,936
Total assets (1)	$3,927,874	$3,572,818
Liabilities and total equity
Current liabilities:
Accounts payable	$115,193	$66,018
Distributions payable to noncontrolling interests and redeemable noncontrolling interests	13,583	10,654
Accrued expenses and other liabilities	85,639	59,261
Deferred revenue, current portion	77,310	70,849
Deferred grants, current portion	8,269	8,011
Capital lease obligations, current portion	7,421	10,015
Non-recourse debt, current portion	21,529	14,153
Lease pass-through financing obligation, current portion	6,087	5,823
Total current liabilities	335,031	244,784
Deferred revenue, net of current portion	584,427	583,401
Deferred grants, net of current portion	228,603	226,893
Capital lease obligations, net of current portion	5,811	12,965
Recourse debt, net of current portion	247,000	244,000
Non-recourse debt, net of current portion	1,026,416	639,870
Lease pass-through financing obligation, net of current portion	138,124	137,958
Other liabilities	13,520	5,457
Deferred tax liabilities	59,131	415,397
Total liabilities (1)	2,638,063	2,510,725
Commitments and contingencies (Note 21)
Redeemable noncontrolling interests	123,737	137,907
Stockholders’ equity:
Preferred stock, $0.0001 par value—authorized, 200,000 shares as of December 31, 2017 and 2016; no shares issued and outstanding as of December 31, 2017 and 2016	—	—
Common stock, $0.0001 par value—authorized, 2,000,000 shares as of December 31, 2017 and 2016; issued and outstanding, 107,350 and 104,321 shares as of December 31, 2017 and 2016, respectively	11	10
Additional paid-in capital	684,141	668,076
Accumulated other comprehensive income (loss)	(4,113)	437
Retained earnings	131,959	4,438
Total stockholders’ equity	811,998	672,961
Noncontrolling interests	354,076	251,225
Total equity	1,166,074	924,186
Total liabilities, redeemable noncontrolling interests and total equity	$3,927,874	$3,572,818

(1)
The Company’s consolidated assets as of December 31, 2017 and 2016 include $2,541,176 and $2,065,232, respectively, in assets of variable interest entities, or “VIEs”, that can only be used to settle obligations of the VIEs. Solar energy systems, net, as of December 31, 2017 and 2016 were $2,385,329 and $1,920,330, respectively; cash as of December 31, 2017 and 2016 were $118,352 and $120,728, respectively; restricted cash as of December 31, 2017 and 2016 were $2,699 and $1,680, respectively; accounts receivable, net as of December 31, 2017 and 2016 were $30,200 and $20,771, respectively; prepaid expenses and other current assets as of December 31, 2017 and 2016 were $917 and $242, respectively and other assets as of December 31, 2017 and 2016 were $3,679 and $1,481, respectively. The Company’s consolidated liabilities as of December 31, 2017 and 2016 include $674,564 and $617,011, respectively, in liabilities of VIEs whose creditors have no recourse to the Company. These liabilities include accounts payable as of December 31, 2017 and 2016 of $15,929 and $14,873, respectively; distributions payable to noncontrolling interests and redeemable noncontrolling interests as of December 31, 2017 and 2016 of $13,526 and $10,654, respectively; accrued expenses and other liabilities as of December 31, 2017 and 2016 of $4,896 and $782, respectively; deferred revenue as of December 31, 2017 and 2016 of $408,523 and $422,685, respectively; deferred grants as of December 31, 2017 and 2016 of $30,406 and $109,034, respectively; and non-recourse debt as of December 31, 2017 and 2016 of $201,284 and $58,983, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

Sunrun Inc.
Consolidated Statements of Operations
(In Thousands, Except Per Share Amounts)

	Year Ended December 31,
	2017	2016	2015
Revenue:
Operating leases and incentives	$231,433	$168,417	$118,004
Solar energy systems and product sales	298,266	285,481	186,602
Total revenue	529,699	453,898	304,606
Operating expenses:
Cost of operating leases and incentives	193,954	159,858	111,784
Cost of solar energy systems and product sales	254,131	239,381	168,751
Sales and marketing	137,115	162,781	145,477
Research and development	15,079	10,199	9,657
General and administrative	107,420	92,377	84,442
Amortization of intangible assets	4,204	4,206	3,695
Total operating expenses	711,903	668,802	523,806
Loss from operations	(182,204)	(214,904)	(219,200)
Interest expense, net	70,518	53,244	33,236
Other expenses (income), net	1,874	(840)	1,769
Loss before income taxes	(254,596)	(267,308)	(254,205)
Income tax expense (benefit)	32,138	35,993	(5,299)
Net loss	(286,734)	(303,301)	(248,906)
Net loss attributable to noncontrolling interests and redeemable noncontrolling interests	(411,259)	(394,988)	(220,660)
Net income (loss) attributable to common stockholders	$124,525	$91,687	$(28,246)
Less: Deemed dividend to convertible preferred stockholders	—	—	(24,890)
Net income (loss) available to common stockholders	$124,525	$91,687	$(53,136)
Net income (loss) per share available to common stockholders
Basic	$1.18	$0.90	$(0.96)
Diluted	$1.15	$0.87	$(0.96)
Weighted average shares used to compute net income (loss) per share available to common stockholders
Basic	105,432	102,367	55,091
Diluted	108,206	104,964	55,091
The accompanying notes are an integral part of these consolidated financial statements.

Sunrun Inc.
Consolidated Statements of Comprehensive Income (Loss)
(In Thousands)

	Year Ended December 31,
	2017	2016	2015
Net income (loss) attributable to common stockholders	$124,525	$91,687	$(28,246)
Other comprehensive income (loss):
Unrealized gain (loss) on derivatives, net of income taxes	(5,694)	335	(2,442)
Interest expense on derivatives recognized into earnings, net of income taxes	1,144	1,023	1,521
Comprehensive income (loss)	$119,975	$93,045	$(29,167)
The accompanying notes are an integral part of these consolidated financial statements.

Sunrun Inc.
Consolidated Statements of Redeemable Noncontrolling Interests and Stockholders' Equity
(In Thousands)

	Redeemable Noncontrolling Interests	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Shareholders' Equity	Noncontrolling Interests	Total Equity
		Shares	Amount	Shares	Amount
Balance - January 1, 2015	$135,948	54,841	$5	24,249	$2	$383,860	$—	$(59,003)	$324,864	$91,755	$416,619
Exercise of stock options	—	—	—	1,210	—	3,548	—	—	3,548	—	3,548
Issuance of restricted stock units, net of tax withholdings	—	—	—	182	—	(103)			(103)		(103)
Stock-based compensation	—	—	—	—	—	16,002	—	—	16,002	—	16,002
Contributions from noncontrolling interests and redeemable noncontrolling interests	128,466	—	—	—	—	—	—	—	—	147,238	147,238
Distributions to noncontrolling interests and redeemable noncontrolling interests	(12,924)	—	—	—	—	—	—	—	—	(17,193)	(17,193)
Issuance of shares due to business acquisition	—	—	—	1,650	—	19,148	—	—	19,148	—	19,148
Inducement shares issued to Series D and E preferred stockholders	—	—	—	1,668	1	23,348	—	—	23,349	—	23,349
Deemed dividend to Series D and E convertible preferred stockholders	—	—	—	—	—	(24,890)	—	—	(24,890)	—	(24,890)
Conversion of convertible preferred stock to common stock	—	(54,841)	(5)	54,841	5	—	—	—	—	—	—
Issuance of common stock in connection with underwritten public offering, net of issuance costs	—	—	—	17,482	2	221,316	—	—	221,318	—	221,318
Net loss	(104,351)	—	—	—	—	—	—	(28,246)	(28,246)	(116,309)	(144,555)
Other comprehensive loss, net of taxes	—	—	—	—	—	—	(921)	—	(921)	—	(921)
Balance - December 31, 2015	$147,139	—	$—	101,282	$10	$642,229	$(921)	$(87,249)	$554,069	$105,491	$659,560
Exercise of stock options	—	—	—	1,852	—	5,416	—	—	5,416	—	5,416
Issuance of restricted stock units, net of tax withholdings	—	—	—	422	—	(381)	—	—	(381)	—	(381)
Shares issued in connection with the Employee Stock Purchase Plan	—	—	—	515	—	2,432	—	—	2,432	—	2,432
Stock-based compensation	—	—	—	—	—	18,817	—	—	18,817	—	18,817
Contributions from noncontrolling interests and redeemable noncontrolling interests	123,023	—	—	—	—	—	—	—	—	450,519	450,519
Distributions to noncontrolling interests and redeemable noncontrolling interests	(13,605)	—	—	—	—	—	—	—	—	(28,447)	(28,447)
Offering costs in connection with underwritten public offering	—	—	—	—	—	(437)	—	—	(437)	—	(437)
Issuance of shares due to business acquisition in 2015	—	—	—	250	—	—	—	—	—	—	—
Net income (loss)	(118,650)	—	—	—	—	—	—	91,687	91,687	(276,338)	(184,651)
Other comprehensive income, net of taxes	—	—	—	—	—	—	1,358	—	1,358	—	1,358
Balance - December 31, 2016	$137,907	—	$—	104,321	$10	$668,076	$437	$4,438	$672,961	$251,225	$924,186
Cumulative effect of adoption of new ASUs	—	—	—	—	—	—	—	2,996	2,996	—	2,996
Exercise of stock options	—	—	—	686	—	1,984	—	—	1,984	—	1,984
Issuance of restricted stock units, net of tax withholdings	—	—	—	1,115	—	(3,569)	—	—	(3,569)	—	(3,569)
Shares issued in connection with the Employee Stock Purchase Plan	—	—	—	628	1	2,619	—	—	2,620	—	2,620
Stock-based compensation	—	—	—	—	—	22,088	—	—	22,088	—	22,088
Acquisition and derecognition of noncontrolling interests, net of taxes	(37,919)	—	—	—	—	(7,057)	—	—	(7,057)	(2,351)	(9,408)
Contributions from noncontrolling interests and redeemable noncontrolling interests	128,052	—	—	—	—	—	—	—	—	469,617	469,617
Distributions to noncontrolling interests and redeemable noncontrolling interests	(14,769)	—	—	—	—	—	—	—	—	(42,690)	(42,690)
Issuance of shares due to business acquisition in 2015	—	—	—	600	—	—	—	—	—	—	—
Net income (loss)	(89,534)	—	—	—	—	—	—	124,525	124,525	(321,725)	(197,200)
Other comprehensive loss, net of taxes	—	—	—	—	—	—	(4,550)	—	(4,550)	—	(4,550)
Balance - December 31, 2017	$123,737	—	$—	107,350	$11	$684,141	$(4,113)	$131,959	$811,998	$354,076	$1,166,074
The accompanying notes are an integral part of these consolidated financial statements

Sunrun Inc.
Consolidated Statements of Cash Flows
(In Thousands)

	Year Ended December 31,
	2017	2016	2015
Operating activities:
Net loss	$(286,734)	$(303,301)	$(248,906)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization, net of amortization of deferred grants	136,361	104,105	71,373
Deferred income taxes	32,138	35,993	(5,299)
Stock-based compensation expense	22,042	18,723	15,823
Noncash interest expense	17,150	13,441	6,997
Interest on lease pass-through financing obligations	11,973	12,081	11,959
Reduction in lease pass-through financing obligations	(18,230)	(18,551)	(16,780)
Other noncash losses and expenses	13,546	5,235	5,514
Changes in operating assets and liabilities:
Accounts receivable	(17,870)	674	(15,517)
Inventories	(27,101)	4,042	(47,344)
Prepaid and other assets	(3,478)	(4,799)	(884)
Accounts payable	47,837	(40,336)	50,946
Accrued expenses and other liabilities	2,573	11,819	19,168
Deferred revenue	8,782	10,294	47,684
Net cash used in operating activities	(61,011)	(150,580)	(105,266)
Investing activities:
Payments for the costs of solar energy systems, leased and to be leased	(804,371)	(727,568)	(594,887)
Purchases of property and equipment	(7,956)	(12,544)	(13,027)
Business acquisition, net of cash acquired	—	(5,000)	(19,575)
Net cash used in investing activities	(812,327)	(745,112)	(627,489)
Financing activities:
Proceeds from state tax credits, net of recapture	13,773	9,081	4,685
Proceeds from issuance of recourse debt	170,400	458,400	495,985
Repayment of recourse debt	(167,400)	(411,400)	(348,224)
Proceeds from issuance of non-recourse debt	748,806	335,666	159,400
Repayment of non-recourse debt	(362,763)	(23,076)	(11,774)
Payment of debt fees	(14,392)	(13,741)	(14,798)
Proceeds from lease pass-through financing obligations	6,221	16,047	129,121
Repayment of lease pass-through financing obligations	—	—	(88,918)
Contributions received from noncontrolling interests and redeemable noncontrolling interests	594,921	573,542	275,704
Distributions paid to noncontrolling interests and redeemable noncontrolling interests	(54,530)	(39,542)	(28,737)
Acquisition of noncontrolling interests	(35,386)	—	—
Proceeds from exercises of stock options, net of withholding taxes on restricted stock units and issuance of shares in connection with the Employee Stock Purchase Plan	1,035	7,364	3,548
Proceeds received, net and (offering costs paid) related to initial public offering	—	(437)	222,078
Payment of capital lease obligations	(9,836)	(12,759)	(4,854)
Change in restricted cash	(21,350)	(953)	(8,751)
Net cash provided by financing activities	869,499	898,192	784,465
Net change in cash	(3,839)	2,500	51,710
Cash, beginning of period	206,364	203,864	152,154
Cash, end of period	$202,525	$206,364	$203,864
Supplemental disclosures of cash flow information
Cash paid for interest	$42,194	$26,191	$11,954
Cash paid for taxes	$—	$—	$—
Supplemental disclosures of noncash investing and financing activities
Purchases of solar energy systems and property and equipment included in accounts payable and accrued expenses	$19,625	$18,547	$15,850
Purchases of solar energy systems included in non-recourse debt	$12,873	$—	$—
Distributions payable to noncontrolling interests and redeemable noncontrolling interests	$13,583	$10,654	$8,144
Vehicles acquired under capital leases	$650	$12,961	$21,556
Noncash purchase consideration on acquisition of business	$—	$—	$18,718
Deemed dividend on Series D and E preferred shares	$—	$—	$24,890
Offering costs prepaid in prior year	$—	$—	$760
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

Sunrun Inc.
Notes to Consolidated Financial Statements — Continued

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
Revenues from external customers (including, but not limited to homeowners) for each group of similar products and services are as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
Operating leases	$174,664	$125,197	$86,332
Incentives	56,769	43,220	31,672
Operating leases and incentives	231,433	168,417	118,004
Solar energy systems	113,953	127,727	50,191
Products	184,313	157,754	136,411
Solar energy systems and product sales	298,266	285,481	186,602
Total revenue	$529,699	$453,898	$304,606
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
Accounts receivable are recorded at net realizable value. The Company maintains allowances for the applicable portion of receivables when collection becomes doubtful. The Company estimates anticipated losses from doubtful accounts based upon the expected collectability of all accounts receivables, which takes into account the number of days past due, collection history, identification of specific customer exposure, and current economic trends. Once a receivable is deemed to be uncollectible, it is written off. In 2017, 2016 and 2015, the Company recorded provision for bad debt expense of $2.1 million, $1.4 million and $2.0 million, respectively, and wrote-off uncollectible receivables of $1.6 million, $1.8 million and $1.1 million, respectively.

Sunrun Inc.
Notes to Consolidated Financial Statements — Continued

Accounts receivable, net consists of the following (in thousands):

	December 31,
	2017	2016
Customer receivables	$68,243	$50,811
Customer deposits	7,427	5,793
Other receivables	751	856
Rebates receivable	1,442	3,964
Allowance for doubtful accounts	(1,665)	(1,166)
Total	$76,198	$60,258
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
Solar Energy Systems, net
The Company records solar energy systems leased to customers and solar energy systems that are under installation as solar energy systems, net on its consolidated balance sheet. Solar energy systems, net is comprised of system equipment costs and initial direct costs related to solar energy systems, less accumulated depreciation and amortization. Depreciation on solar energy systems is calculated on a straight-line basis over the estimated useful lives of the systems of 35 years. Prior to the fourth quarter of 2016, the Company calculated depreciation on solar energy systems on a straight-line basis to their estimated residual values over the estimated useful lives of systems, which was expected to be 20 years. The Company revised the estimated useful life of solar energy systems in the fourth quarter of 2016, as the Company reviewed its assumptions and concluded that customers are more likely to renew their lease rather than purchase the solar energy system at the end of the lease term. The impact of the change in estimate was immaterial for 2016 and future periods. The Company periodically reviews its estimated useful life and recognizes changes in estimates by prospectively adjusting depreciation expense. Inverters and batteries are depreciated over their estimated useful life of 10 years.
Solar energy systems under construction will be depreciated as solar energy systems leased to customers when the respective systems are completed and interconnected.
Initial direct costs from the origination of Customer Agreements are capitalized and amortized over the initial term of the related Customer Agreement and are included within solar energy systems, net in the consolidated balance sheets. Amortization of these costs is recorded in cost of operating leases and incentives in the accompanying consolidated statements of operations.
On January 1, 2018, we will no longer classify and account for our Customer Agreements as operating leases. Instead, we will account for our Customer Agreements pursuant to ASU No. 2014-09 Revenue from Contracts with Customers ("Topic 606"). Upon adoption of Topic 606, we will no longer record IDCs. Instead, we

Sunrun Inc.
Notes to Consolidated Financial Statements — Continued

will record costs to obtain a contract in other assets on the consolidated balance sheets, and amortize the balance over the term of the Customer Agreements which will be recorded in future periods to sales and marketing expense on the consolidated statements of operations. The difference in the cumulative amount as of January 1, 2018 is not expected to be material.
Property and Equipment, net
Property and equipment, net consists of leasehold improvements, furniture, computer hardware and software, machinery and equipment and automobiles. All property and equipment are stated at historical cost net of accumulated depreciation. Repairs and maintenance are expensed as incurred.
Property and equipment is depreciated on a straight-line basis over the following periods:

Leasehold improvements	Lesser of 6 years or lease term
Furniture	5 years
Computer hardware and software	3 years
Machinery and equipment	5 years or lease term
Automobiles	Lease term
Capitalization of Software Costs
For costs incurred in the development of internal use software, the Company capitalizes costs incurred during the application development stage. Costs related to preliminary project activities and post implementation activities are expensed as incurred. Internal use software is amortized on a straight-line basis over its estimated useful life. We capitalized additional costs of $6.1 million, $4.9 million and $8.3 million in 2017, 2016 and 2015, respectively.
Intangible Assets, net
Finite-lived intangible assets are initially recorded at fair value and presented net of accumulated amortization. Intangible assets are amortized on a straight-line basis over their estimated useful lives as follows:

Customer relationships	6-10 years
Developed technology	5 years
Trade names	5-8 years
Impairment of Long-Lived Assets
The carrying amounts of the Company’s long-lived assets, including solar energy systems and intangible assets subject to depreciation and amortization, are periodically reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable or that the useful life is shorter than originally estimated. Factors that are considered in deciding when to perform an impairment review would include significant negative industry or economic trends and significant changes or planned changes in the use of the assets. Recoverability of these assets is measured by comparison of the carrying amount of each asset to the future undiscounted cash flows the asset is expected to generate over its remaining life. If the asset is considered to be impaired, the amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset. If the useful life is shorter than originally estimated, the Company amortizes the remaining carrying value over the new shorter useful life. No impairment of long-lived assets has been recorded for the years ended December 31, 2017, 2016 and 2015.

Sunrun Inc.
Notes to Consolidated Financial Statements — Continued

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
Goodwill
Goodwill represents the excess of the purchase price over the fair value of assets acquired and liabilities assumed. Goodwill is reviewed for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount may be impaired. The Company has determined that it operates as one reporting unit and the Company’s goodwill is recorded at the enterprise level. The Company performs its annual impairment test of goodwill on October 1 of each fiscal year or whenever events or circumstances change or occur that would indicate that goodwill might be impaired. When assessing goodwill for impairment, the Company uses qualitative and if necessary, quantitative methods in accordance with FASB ASC Topic 350, Goodwill. The Company also considers its enterprise value and if necessary, discounted cash flow model, which involves assumptions and estimates, including the Company’s future financial performance, weighted average cost of capital and interpretation of currently enacted tax laws.
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
Deferred revenue consists of the following (in thousands):

	December 31,
	2017	2016
Customer payments	$436,859	$400,233
Rebates and incentives	108,823	110,576
ITCs	85,602	121,004
SRECs	30,453	22,437
Total	$661,737	$654,250
Deferred Grants
Deferred grants consist of U.S. Treasury grants and state tax credits. The Company applied for a renewable energy technologies income tax credit offered by one of the states in the form of a cash payment and deferred the tax credit as a grant on the consolidated balance sheets. The Company records the grants as deferred grants and recognizes the benefit on a straight-line basis over the estimated depreciable life of the associated assets as a reduction in cost of operating leases and incentives. As described in the Solar Energy Systems, net section above, the estimated depreciable life of the associated assets was revised from 20 to 35 years in 2016.

Sunrun Inc.
Notes to Consolidated Financial Statements — Continued

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

Sunrun Inc.
Notes to Consolidated Financial Statements — Continued

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

Sunrun Inc.
Notes to Consolidated Financial Statements — Continued

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
Pursuant to our early adoption of ASC 842, Leases ("ASC 842"), our Customer Agreements will no longer meet the criteria for lease accounting. Instead, we will account for our Customer Agreements pursuant to Topic 606. See discussion under “Recently Issued and Adopted Accounting Standards” below.
Solar energy systems and product sales
For solar energy systems sold to customers, the Company recognizes revenue when the solar energy system passes inspection by the authority having jurisdiction, provided all other revenue recognition criteria have been met. The Company’s installation projects are typically completed in a short period of time.
Product sales consist of solar panels, racking systems, inverters, other solar energy products sold to resellers and customer leads. Product sales revenue is recognized at the time when title is transferred, generally upon shipment. Shipping and handling fees charged to customers are included in net sales. Total shipping and handling fees charged to customers was $3.7 million for the year ended December 31, 2017 and $2.6 million for the years ended December 31, 2016 and 2015. Volume discounts given to customers are recorded as a reduction of revenue, since the Company does not receive goods or services in exchange for the discounts offered. Customer lead revenue, included in product sales, is recognized at the time the lead is delivered.
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

Sunrun Inc.
Notes to Consolidated Financial Statements — Continued

Research and Development Expense
Research and development expenses include personnel costs, allocated overhead costs, and other costs related to the development of our proprietary technology.
Advertising Costs
Advertising costs are expensed as incurred in the consolidated statements of operations. The Company incurred advertising costs of $18.6 million, $30.2 million and $34.8 million for the years ended December 31, 2017, 2016 and 2015, respectively.
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

Sunrun Inc.
Notes to Consolidated Financial Statements — Continued

sustained by the taxing authority and requires measurement of a tax position meeting the more-likely-than-not criterion, based on the largest benefit that is more than 50% likely to be realized. Management has analyzed the Company’s inventory of tax positions with respect to all applicable income tax issues for all open tax years (in each respective jurisdiction).
The Company sells solar energy systems to the Funds. As the Funds are consolidated by the Company, the gain on the sale of the solar energy systems is not recognized in the consolidated financial statements. However, this gain is recognized for tax reporting purposes. Since these transactions are intercompany sales, prior to January 1, 2017, any tax expense incurred related to these intercompany sales is deferred and recorded as a prepaid tax asset and amortized over the depreciable life of the underlying solar energy systems which has been estimated to be 35 years in accordance with ASC Topic 810. With the adoption of ASU 2016-16 on January 1, 2017, we eliminated the prepaid tax asset and recorded the deferred tax effects of previous transactions. Beginning on January 1, 2017, we began recording the current tax effects of the gain on intercompany sales as well as the related deferred tax effects.
The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal, state and local jurisdictions, where applicable. The statute of limitations for the tax returns varies by jurisdiction.
Concentrations of Risk
Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash and accounts receivable, which includes rebates receivable. The associated risk of concentration for cash is mitigated by banking with institutions with high credit ratings. At certain times, amounts on deposit exceed Federal Deposit Insurance Corporation insurance limits. The Company does not require collateral or other security to support accounts receivable. To reduce credit risk, management performs periodic credit evaluations and ongoing evaluations of its customers’ financial condition. Rebates receivable are due from various states and local governments as well as various utility companies. The Company considers the collectability risk of such amounts to be low. The Company is not dependent on any single customer. The Company’s customers under Customer Agreements are primarily located in California, Arizona, New Jersey, Hawaii, New York and Massachusetts. The loss of a customer would not adversely impact the Company’s operating results or financial position. The Company depends on a limited number of suppliers of solar panels and other system components. During the years ended December 31, 2017 and 2016, the solar materials purchases from the top five suppliers were approximately $188.8 million and $184.9 million, respectively.
Recently Issued and Adopted Accounting Standards
In May 2014, the FASB issued Accounting Standards Update ("ASU") No. 2014-09 Revenue from Contracts with Customers (Topic 606). The standard establishes a single revenue recognition model for all contracts with customers, eliminates industry specific requirements, and expands disclosure requirements. This ASU is effective for the Company for annual reporting periods beginning after December 15, 2017 including the interim reporting periods within that fiscal year. Adoption of this ASU is either retrospective to each prior period presented or retrospective with a cumulative adjustment to retained earnings or accumulated deficit as of the adoption date. The Company plans to adopt this ASU using the modified retrospective method with a cumulative adjustment to retained earnings as of January 1, 2018 unless it is unable to adopt ASC 842 based on the proposed amendments to the new leases guidance as discussed below.
In February 2016, the FASB issued ASU No. 2016-02 to replace existing lease guidance with ASC 842. ASC 842 changes how the definition of a lease is applied and judgment may be required in applying the definition of a lease to certain arrangements. The new standard will result in certain contracts no longer being leases. For lessees, the standard requires all leases with an initial term greater than one year be recorded on the balance sheet as an asset and a lease liability. This ASU is effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. Early adoption is permitted. The FASB proposed amendments to the new leases guidance to allow entities to elect a simplified transition approach which allows adoption without adjusting the comparative periods presented. The Company's decision to early adopt is pending finalization of the proposed amendments.

Sunrun Inc.
Notes to Consolidated Financial Statements — Continued

Upon the adoption of ASC 842, our Customer Agreements will be accounted for under Topic 606 due to changes in the definition of a lease under ASC 842.
Under Topic 606, total consideration for Customer Agreements, including price escalators and performance guarantees, will be estimated and recognized over the term of the Customer Agreement. Customer Agreements and SRECs with a prepaid element will be deemed to include a significant financing component, as defined under Topic 606, which will increase both revenue and interest expense. For lease pass-through funds which report ITC revenue, the ITC revenue will be recognized in full at PTO. SREC revenues will be estimated net of any variable consideration related to possible liquidated damages, and recognized upon delivery of SRECs to the counterparty. Therefore, for some revenue recognized in recent periods, or not yet recognized, the recognition timing will move to periods preceding the reported periods and be reflected in retained earnings upon adoption of Topic 606. The accounting is not expected to materially differ for revenue currently recognized as "Solar energy systems and product sales."
The Company is continuing to assess the specific dollar impact of such changes to periods prior to 2018.
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

Sunrun Inc.
Notes to Consolidated Financial Statements — Continued

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
In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other (Topic 350), Simplifying the Test for Goodwill Impairment, which eliminates Step 2 from the goodwill impairment test. Instead, under this amendment, an entity shall perform its annual, or interim, goodwill impairment test by comparing the fair value of the reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. The ASU is effective for annual or any interim goodwill impairment tests beginning in fiscal years after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company has adopted the new ASU, and the adoption of this standard would only have an effect on the Company’s consolidated financial statements if it failed Step 1 of the goodwill impairment test, which did not occur in 2017.
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

Note 3. Acquisition
Clean Energy Experts, LLC
In April 2015, the Company acquired Clean Energy Experts, LLC, a consumer demand and solar lead generation company, for $25.0 million in cash and 1.9 million shares of common stock valued at $19.1 million, net of settlement of a preexisting payable to CEE. Of this amount, $15.0 million in cash was paid and 1.4 million shares were issued in April 2015. The remaining $10.0 million in cash and 500,000 shares were paid and issued as follows: $5.0 million was paid and 250,000 shares were issued in October 2015 and $5.0 million was paid and 250,000 shares were issued in April 2016. An additional $8.8 million in cash and 599,999 shares of common stock were issued on April 1, 2017 due to the achievement of certain sales targets as well as continued employment of certain key employees acquired in the transaction, which was recorded as compensation expense. The acquisition is expected to enhance the Company’s efficient and consistent access to high-quality leads in existing and new markets.
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

Note 4. Fair Value Measurement
At December 31, 2017 and 2016, the carrying value of receivables, accounts payable, accrued expenses and distributions payable to noncontrolling interests approximates fair value due to their short-term nature. The carrying values and fair values of debt instruments are as follows (in thousands):

	December 31, 2017		December 31, 2016
	Carrying Value	Fair Value	Carrying Value	Fair Value
Bank line of credit	$247,000	$247,000	$244,000	$244,000
Senior debt	808,455	807,698	442,420	441,657
Subordinated debt	111,488	111,095	42,985	42,986
Securitization debt	95,821	96,999	101,298	102,869
Note Payable	—	—	36,232	35,396
SREC Loans	32,181	32,183	31,088	31,088
Total	$1,294,945	$1,294,975	$898,023	$897,996
At December 31, 2017 and 2016, the fair value of the Company’s lines of credit, and certain senior, subordinated, and SREC loans approximate their carrying values because their interest rates are variable rates that approximate rates currently available to the Company. At December 31, 2017 and 2016, the fair value of the Company’s other debt instruments are based on rates currently offered for debt with similar maturities and terms. The Company’s fair value of the debt instruments fell under the Level 3 hierarchy. These valuation approaches involve some level of management estimation and judgment, the degree of which is dependent on the price transparency for the instruments or market.
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
At December 31, 2017 and 2016, financial instruments measured at fair value on a recurring basis, based upon the fair value hierarchy are as follows (in thousands):

	December 31, 2017
	Level 1	Level 2	Level 3	Total
Derivative assets:
Interest rate swaps	—	1,917	—	$1,917
Total	$—	$1,917	$—	$1,917

Derivative liabilities:
Interest rate swaps	—	8,568	—	$8,568
Total	$—	$8,568	$—	$8,568

Sunrun Inc.
Notes to Consolidated Financial Statements — Continued

	December 31, 2016
	Level 1	Level 2	Level 3	Total
Derivative assets:
Interest rate swaps	—	1,632	—	$1,632
Total	$—	$1,632	$—	$1,632

Derivative liabilities:
Warrants	—	—	20	$20
Total	$—	$—	$20	$20

Sunrun Inc.
Notes to Consolidated Financial Statements — Continued

Note 5. Inventories
Inventories consist of the following (in thousands):

	December 31,
	2017	2016
Raw materials	$87,927	$62,037
Work-in-process	6,500	5,289
Total	$94,427	$67,326

Note 6. Solar Energy Systems, net
Solar energy systems, net consists of the following (in thousands):

	December 31,
	2017	2016
Solar energy system equipment costs	$3,150,147	$2,459,856
Inverters	319,309	260,011
Initial direct costs	152,549	117,587
Total solar energy systems	3,622,005	2,837,454
Less: accumulated depreciation and amortization	(421,350)	(303,305)
Add: construction-in-progress	119,053	95,217
Total solar energy systems, net	$3,319,708	$2,629,366
All solar energy systems, construction-in-progress and inverters are subject to signed Customer Agreements with customers. The Company recorded depreciation expense related to solar energy systems of $120.4 million, $93.4 million and $70.7 million for the years ended December 31, 2017, 2016 and 2015, respectively. The depreciation expense was reduced by the amortization of deferred grants of $7.7 million, $13.1 million and $14.2 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Note 7. Property and Equipment, net
Property and equipment, net consists of the following (in thousands):

	December 31,
	2017	2016
Machinery and equipment	$4,126	$3,491
Leasehold improvements, furniture, and computer hardware	13,709	13,407
Vehicles	43,413	44,788
Computer software	30,483	24,552
Total property and equipment	91,731	86,238
Less: Accumulated depreciation and amortization	(55,329)	(37,767)
Total property and equipment, net	$36,402	$48,471
Depreciation and amortization expense was $19.5 million, $18.8 million and $11.2 million for the years ended December 31, 2017, 2016 and 2015, respectively.
The gross amount of assets under capital leases, primarily vehicles, was $44.8 million and $46.2 million as of December 31, 2017 and 2016. Accumulated depreciation related to these assets was $26.1 million and $16.3 million as of December 31, 2017 and 2016, respectively. Depreciation expense related to these assets was $10.9 million, $10.8 million and $4.9 million as of December 31, 2017, 2016 and 2015, respectively.

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
As of October 1, 2017, the Company performed step one of the impairment test. As of October 1, 2017, the Company concluded that the fair value of the Company exceeded its carrying value.
The Company also performed the step one test for potential impairment as of December 31, 2017. As of December 31, 2017, total stockholders’ equity exceeded the Company’s market capitalization. The estimated fair value of the Company was estimated using a combination of the market capitalization, a market approach and an income approach, giving 50% weighting to the market capitalization and 25% weighting to each other method. Under the market approach, the Company utilizes publicly traded comparable company information to determine revenue multiples that are used to value the Company. Under the income approach, the Company determines fair value based on estimated future cash flows of the Company discounted by an estimated weighted average cost of capital, reflecting the overall level of inherent risk of the Company and the rate of return a market participant would expect to earn. The forecast and related assumptions were derived from the most recent annual financial forecast for which the planning process commenced in the fourth quarter of 2017. Based on the fair value analysis as of December 31, 2017, the Company had an estimated fair value which exceeded its carrying value by approximately 4%. Therefore, no impairment of goodwill has been recorded for the year ended December 31, 2017.
Intangible assets, net as of December 31, 2017 consist of the following (in thousands, except weighted average remaining life):

	Cost	Accumulated amortization	Carrying value	Weighted average remaining life (in years)
Customer relationships	$14,660	$(6,017)	$8,643	5.5
Developed technology	6,820	(3,963)	2,857	2.2
Trade names	6,990	(4,196)	2,794	4.0
Total	$28,470	$(14,176)	$14,294
Intangible assets, net as of December 31, 2016 consist of the following (in thousands, except weighted average remaining life):

	Cost	Accumulated amortization	Carrying value	Weighted average remaining life (in years)
Customer relationships	$14,660	$(4,317)	$10,343	6.4
Developed technology	6,820	(2,600)	4,220	3.1
Trade names	6,990	(3,054)	3,936	4.6
Total	$28,470	$(9,971)	$18,499

The Company recorded amortization of intangible assets expense of $4.2 million, $4.2 million and $3.7 million for the years ended December 31, 2017, 2016 and 2015, respectively. As of December 31, 2017, expected amortization of intangible assets for each of the five succeeding fiscal years and thereafter is as follows (in thousands):

2018	$4,205
2019	3,335
2020	2,143
2021	1,750
2022	1,743
Thereafter	1,118
Total	$14,294

Note 9. Prepaid Expense and Other Current Assets
Prepaid expenses and other current assets consist of the following (in thousands):

	December 31,
	2017	2016
Prepaid expenses	$8,854	$6,285
Reimbursement receivable	—	3,160
State tax receivable	348	347
Other current assets	—	10
Total	$9,202	$9,802

Note 10. Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consist of the following (in thousands):

	December 31,
	2017	2016
Accrued employee compensation	$28,698	$22,758
CEE compensation expense	—	7,948
Accrued professional fees	5,837	4,073
Accrued taxes	2,872	2,699
Other accrued expenses	48,232	21,783
Total	$85,639	$59,261

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

Sunrun Inc.
Notes to Consolidated Financial Statements — Continued

Note 12. Indebtedness
As of December 31, 2017, debt consisted of the following (in thousands, except percentages):

	Carrying Values, net of debt discount			Unused Borrowing Capacity	Interest Rate (1)	Maturity Date
	Current	Long Term	Total
Recourse debt:
Bank line of credit	$—	$247,000	$247,000	$406	4.58% - 4.87%	April 2018 (2)
Total recourse debt	$—	$247,000	$247,000	$406

Non-recourse debt:
Senior	3,561	804,894	808,455	12,758	3.63% - 4.69%	September 2020 - October 2024
Subordinated	4,301	107,187	111,488	27	6.36% - 7.13%	September 2020 - October 2024
Securitization Class A	3,534	82,203	85,737	—	4.40%	July 2024
Securitization Class B	440	9,644	10,084	—	5.38%	July 2024
SREC Loans	9,693	22,488	32,181	—	7.28%	July 2021
Total non-recourse debt	21,529	1,026,416	1,047,945	12,785
Total debt	$21,529	$1,273,416	$1,294,945	$13,191
As of December 31, 2016, debt consisted of the following (in thousands, except percentages):

	Carrying Values, net of debt discount			Unused Borrowing Capacity	Interest Rate (1)	Maturity Date
	Current	Long Term	Total
Recourse debt:
Bank line of credit	$—	$244,000	$244,000	$3,406	3.96% - 5.75%	April 2018
Total recourse debt	$—	$244,000	$244,000	$3,406

Non-recourse debt:
Senior	3,020	439,400	442,420	14,300	2.86% - 4.50%	December 2020 - September 2022
Subordinated	116	42,869	42,985	—	6.00%	December 2020 - December 2021
Note Payable	—	36,232	36,232	—	12.00%	December 2018
Securitization Class A	3,315	87,483	90,798	—	4.40%	July 2024
Securitization Class B	416	10,084	10,500	—	5.38%	July 2024
SREC Loans	7,286	23,802	31,088	1,032	6.88%	July 2021
Total non-recourse debt	14,153	639,870	654,023	15,332
Total debt	$14,153	$883,870	$898,023	$18,738

(1)	Reflects contractual, unhedged rates. See Note 13, Derivatives for hedge rates.

(1)	In February 2018, the maturity date of the Company's corporate bank line of credit was extended to April 2020 from its current maturity date of April 2018.
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
Under the terms of the working capital facility, the Company is required to meet various restrictive covenants, such as the completion and presentation of audited consolidated financial statements, maintaining a minimum unencumbered liquidity of at least $25.0 million in the aggregate as of the last day of each calendar month and maintaining a modified interest coverage ratio of 2.00 or greater, measured quarterly as of the last day of each

Sunrun Inc.
Notes to Consolidated Financial Statements — Continued

quarter. The Company was in compliance with all debt covenants as of December 31, 2017. As of December 31, 2017, the balance under this facility was $247.0 million with a maturity date in April 2018.
In February 2018, the Company and the lenders executed Amendment No. 5 (the "Amendment") to the Company's $250.0 million syndicated working capital facility dated as of April 1, 2015, as amended from time to time ("Credit Facility").  The Amendment extends the maturity date of the Credit Facility to April 1, 2020 from its current maturity date of April 1, 2018.  Other terms of the Credit Facility remain substantially the same, except the Amendment (i) increases the minimum interest coverage ratio from 2.0:1.0 to 3.0:1.0 and (ii) requires the Company to maintain an unencumbered cash balance of $30.0 million at the end of each calendar quarter starting on March 31, 2018.
Syndicated Credit Facilities
Each of the Company's syndicated credit facilities contain customary covenants including the requirement to maintain certain financial measurements and provide lender reporting. Each of the syndicated credit facilities also contain certain provisions in the event of default which entitle lenders to take certain actions including acceleration of amounts due under the facilities and acquisition of membership interests and assets that are pledged to the lenders under the terms of the credit facilities. The facilities are non-recourse to the Company and are secured by net cash flows from Customer Agreements less certain operating, maintenance and other expenses which are available to the borrower after distributions to tax equity investors. The Company was in compliance with all debt covenants as of December 31, 2017.
As of December 31, 2017, certain subsidiaries of the Company have an outstanding balance of $280.8 million on secured credit facilities that were syndicated with various lenders due in October 2024. The credit facilities totaled $303.0 million and consisted of $293.0 million in term loans, and a $10.0 million revolving debt service reserve letter of credit facility. Term Loan A ("TLA") is a senior delayed draw term loan that bears interest at LIBOR +2.75% per annum for LIBOR loans or the Base Rate +1.75% per annum on Base Rate loans. Term Loan B ("TLB") is subordinated debt and consists of a Class A portion which accrues interest at a fixed interest rate of 7.03% per annum and a Class B portion which accrues interest at LIBOR +5.00% per annum or the Base Rate +4.00% per annum. The Base Rate is the highest of the Federal Funds Rate +0.50%, the Prime Rate, or LIBOR +1.00%. Under TLA, prepayments are permitted with no penalties.  Under TLB, prepayments are permitted with associated penalties ranging from 0% - 5% depending on the timing of prepayments.
As of December 31, 2017, certain subsidiaries of the Company have an outstanding balance of $157.0 million on senior secured credit facilities that were syndicated with various lenders due in April 2024. These facilities are subject to the National Grid cash equity transaction. The credit facilities totaled $202.0 million and consisted of a $195.0 million senior delayed draw term loan facility and a $7.0 million revolving debt service reserve letter of credit facility. Loans under the facility bear interest at LIBOR +2.75% per annum for the initial four-year period for LIBOR loans or the Base Rate +1.75% per annum for Base Rate Loans. The Base Rate is the highest of the Federal Funds Rate +0.50%, the Prime Rate, or LIBOR +1.00%. The facilities are non-recourse to the Company and are secured by net cash flows from Customer Agreements and SRECs, less certain operating, maintenance and other expenses which are available to the borrower after distributions to tax equity investors. Prepayments are permitted under the delayed draw term loan facility.
As of December 31, 2017, certain subsidiaries of the Company have an outstanding balance of $150.7 million on secured credit facilities agreements, as amended, with a syndicate of banks due in December 2020. The facilities totaled $340.0 million and consisted of a revolving aggregation facility (“Aggregation Facility”), a term loan ("Term Loan") and a revolving debt service reserve letter of credit facility. Senior loans under the Aggregation Facility bear interest at LIBOR +2.50% per annum for the initial three-year revolving availability period, stepping up to LIBOR +2.75% per annum in the following two-year period. The subordinated Term Loan bears interest at LIBOR +5.00% per annum for the first three-year period, stepping up to LIBOR +6.50% per annum thereafter. Term Loan prepayment penalties range from 0% - 1% depending on the timing of prepayments.
As of December 31, 2017, certain subsidiaries of the Company have an outstanding balance of $163.7 million on secured credit facilities agreements with a syndicate of banks due in December 2021. The facilities totaled $195.4 million and consisted of a senior term loan (“Term Loan A”), a working capital revolver commitment and a revolving debt service reserve letter of credit facility which draws are solely for the purpose of satisfying the

Sunrun Inc.
Notes to Consolidated Financial Statements — Continued

required debt service reserve amount if necessary. Loans under Term Loan A bear interest at LIBOR +2.75% per annum, stepping up to LIBOR +3.00% per annum on the fourth anniversary. The facilities also include a subordinated term loan (“Term Loan B”) which bears interest at LIBOR +5.00% per annum. Prepayments are permitted under Term Loan A and Term Loan B at par without premium or penalty.
Senior Debt
As of December 31, 2017, a subsidiary of the Company has an outstanding balance of $111.4 million on a revolving loan facility due in September 2020. The facility is secured by the assets and related net cash flow of this subsidiary and is non-recourse to the Company's other assets. Loans under the facility bear interest at LIBOR +2.75% per annum for the senior secured loan, and LIBOR +5.50% per annum for the subordinated loan. The Company was in compliance with all debt covenants as of December 31, 2017.
As of December 31, 2017, a subsidiary of the Company has an outstanding balance of $24.5 million on a term loan due in April 2022. The loan is secured by the assets and related net cash flow of this subsidiary and is non-recourse to the Company’s other assets. The Company was in compliance with all debt covenants as of December 31, 2017.
As of December 31, 2017, a subsidiary of the Company has an outstanding balance of $12.3 million on a non-recourse loan due in September 2022. The loan is secured by substantially all of the assets of the subsidiary including this subsidiary’s membership interests and assets in its investment funds. The loan contains certain provisions in the event of default which entitles the lender to take certain actions including acceleration of amounts due under the loan. Loans under this facility bear interest at LIBOR +3.00% per annum. The Company was in compliance with all debt covenants as of December 31, 2017.
As of December 31, 2017, a subsidiary of the Company has an outstanding balance of $19.7 million on a secured, non-recourse loan agreement due in September 2022. The loan will be repaid through cash flows from a lease pass-through arrangement previously entered into by the Company. The loan agreement contains customary covenants including the requirement to maintain certain financial measurements and provide lender reporting. The loan also contains certain provisions in the event of default which entitles the lender to take certain actions including acceleration of amounts due under the loan. Loans under this facility bear interest at LIBOR +2.25% per annum. The Company was in compliance with all debt covenants as of December 31, 2017.
Securitization Loans
As of December 31, 2017, a subsidiary of the Company has an outstanding balance of $95.8 million on solar asset-backed notes ("Notes") secured by associated customer contracts (“Solar Assets”) held by a special purpose entity (“Issuer”). As of December 31, 2017 and December 31, 2016, these Solar Assets had a carrying value of $172.8 million and $181.8 million, respectively, and are included under solar energy systems, net, in the consolidated balance sheets. The Notes were issued at a discount of 0.08%. The Company was in compliance with all debt covenants as of December 31, 2017.
In connection with the transaction, the Company modified two lease pass-through arrangements with an investor. The modified lease-pass through arrangements require the majority of the cash flows generated by the Solar Assets to be passed on to the Issuer through monthly lease payments from the Fund investor. Those cash flows are used to service the monthly principal of the Notes and interest payments and satisfy the Issuer’s expenses, and any residual cash flows are retained by the Fund investor and recorded as a reduction in the remaining financing obligation. The Company recognizes revenue earned from the associated Customer Agreements in accordance with the Company’s revenue recognition policy. The assets and cash flows generated by the Solar Assets are not available to the other creditors of the Company, and the creditors of the Issuer, including the Note holders, have no recourse to the Company’s other assets. The Company was in compliance with all debt covenants as of December 31, 2017.
SREC Loans
As of December 31, 2017, a subsidiary of the Company has an outstanding balance of $32.2 million on a secured credit agreement with a weighted average interest rate of 7.28% and 6.88% as of December 31, 2017 and 2016, respectively. The facility is non-recourse to the Company and is secured by substantially all of the assets of

Sunrun Inc.
Notes to Consolidated Financial Statements — Continued

such subsidiary, including its rights in and the net cash flows from the generation of contracted and uncontracted SRECs by certain subsidiaries of the Company. Loans under the facility bear interest at LIBOR +5.50% per annum for contracted SRECs and LIBOR +9.00% per annum for uncontracted SRECs. The facility contains customary covenants including the requirement to provide lender reporting. The Company guarantees the delivery of SRECs on the subsidiary’s underlying contracts in the event of a delivery shortfall pursuant to the SREC contracts with counterparties. The Company does not guarantee payments of principal or interest on the loan. The credit facility also contains certain provisions in the event of default which entitles the lender to take certain actions including acceleration of amounts due under the facilities. The Company was in compliance with all debt covenants as of December 31, 2017.
Notes Payable
In December 2017, the Company paid off the notes for $40.9 million which included payment for accrued interest, PIK, and a prepayment penalty. The Company recognized $0.6 million loss on the early debt extinguishment related to the prepayment premiums and write off of unamortized debt issuance costs.
The scheduled maturities of debt, excluding debt discount, as of December 31, 2017 are as follows (in thousands):

2018	$24,476
2019	36,585
2020	394,850
2021	313,852
2022	59,379
Thereafter	486,586
Subtotal	1,315,728
Less: Debt discount	(20,783)
Total	$1,294,945
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
The interest rate swaps have been designated as cash flow hedges. The credit risk adjustment associated with these swaps is the risk of non-performance by the counterparties to the contracts. In the twelve months ended December 31, 2017, the hedge relationships on the Company’s interest rate swaps have been assessed as highly effective as the critical terms of the interest rate swaps match the critical terms of the underlying forecasted hedged transactions. Accordingly, changes in the fair value of these derivatives are recorded as a component of accumulated other comprehensive income, net of income taxes. Changes in the fair value of these derivatives are subsequently reclassified into earnings, and are included in interest expense, net in the Company’s statements of operations, in the period that the hedged forecasted transactions affects earnings.
The Company recorded an unrealized loss of $5.7 million and an unrealized gain of $0.3 million for the years ended December 31, 2017 and 2016, respectively, net of applicable tax benefit of $3.6 million and $0.2 million, respectively. The Company recognized interest expense on derivatives into earnings of $1.1 million and $1.0 million for the years ended December 31, 2017 and 2016, respectively, net of tax expense of $0.7 million and $0.6 million, respectively. During the next twelve months, the Company estimates that an additional $2.0 million will be reclassified as an increase to interest expense.
At December 31, 2017, the Company had designated derivative instruments classified as derivative assets as reported in other assets of $1.9 million and derivative liabilities as reported in other liabilities of $8.6 million in the

Sunrun Inc.
Notes to Consolidated Financial Statements — Continued

Company’s balance sheet. At December 31, 2017 the Company had the following derivative instruments (in thousands, other than quantity and interest rates):

Type	Quantity	Effective Dates	Maturity Dates	Hedge Interest Rates	Notional Amount	Adjusted Fair Market Value
Interest rate swaps	2	4/29/2016 - 12/30/2016	8/31/2022 - 9/30/2022	1.27%- 2.37%	$27,954	$333
Interest rate swaps	10	7/31/2017 - 1/31/2019	4/30/2024 - 10/31/2024	2.16%- 2.69%	$311,825	$(1,368)
Interest rate swaps	4	4/30/2015	10/31/2028	2.17%-2.18%	$124,776	$1,184
Interest rate swap	1	9/20/2020	6/20/2030	2.57%	$67,013	$(534)
Interest rate swap	1	9/30/2022	9/30/2031	3.23%	$9,905	$(276)
Interest rate swap	1	9/20/2020	4/20/2032	2.60%	$33,409	$(346)
Interest rate swaps	5	1/31/2019 - 10/31/2024	7/31/2034	2.48% - 3.04%	$144,379	$(1,465)
Interest rate swaps	5	7/31/2017 - 4/30/2024	7/31/2035	2.56% - 2.95%	$143,490	$(1,848)
Interest rate swaps	5	1/31/2018 - 10/18/2024	10/31/2036	2.62% - 2.95%	$182,267	$(2,331)
Warrants
In July 2015, the Company entered into a letter of intent to issue warrants to purchase up to 1,250,764 shares of the Company’s common stock to the former Series D and E preferred stockholders as an inducement to convert their shares of convertible preferred stock into shares of common stock immediately prior to the closing of the Company’s initial public offering and waive any potential anti-dilution adjustments resulting from the issuance of shares of the Company’s common stock in the Company’s initial public offering. The warrants were issued on September 30, 2015. The warrants are exercisable for three years from the date of grant and have an exercise price of $22.50 per share. The warrant derivatives are recorded at fair value as derivative liabilities as reported in other liabilities in the Company’s consolidated balance sheet. The fair market value of the warrants on the commitment date was $1.5 million. The warrants are remeasured at each reporting period with the changes in the fair value presented in other expenses (income), net in the Company’s statement of operations. At December 31, 2017 and 2016, the fair market value of the warrants was de minimis.

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
Under these lease pass-through arrangements, wholly owned subsidiaries of the Company finance the cost of solar energy systems with investors for an initial term of 20 – 25 years. The solar energy systems are subject to Customer Agreements with an initial term not exceeding 20 years. These solar energy systems are reported under the line item solar energy systems, net in the consolidated balance sheets. As of December 31, 2017 and 2016, the cost of the solar energy systems placed in service under the lease pass-through arrangements was $491.9 million and $494.9 million, respectively. The accumulated depreciation related to these assets as of December 31, 2017 and 2016 was $68.5 million and $50.8 million, respectively.
The investors make a series of large up-front payments and in certain cases subsequent smaller quarterly payments (lease payments) to the subsidiaries of the Company. The Company accounts for the payments received from the investors under the arrangements as borrowings by recording the proceeds received as lease pass-through financing obligations. These financing obligations are reduced over a period of approximately 20 years by customer payments under the Customer Agreements, U.S. Treasury grants (where applicable), incentive rebates

Sunrun Inc.
Notes to Consolidated Financial Statements — Continued

(where applicable), the fair value of the ITCs monetized (where applicable) and proceeds from the contracted resale of SRECs as they are received by the investor. Under this approach, the Company continues to account for the arrangement with the customers in its consolidated financial statements as if it is the lessor in the arrangement with the customer and accounts for the customer lease and any related U.S. Treasury grants or incentive rebates as well as the resale of SRECs consistent with the Company’s revenue recognition accounting policies and the monetization of investment tax credits as described in Note 2, Summary of Significant Accounting Policies.
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
As discussed in Note 12, Indebtedness, in connection with the pooling of assets related to the securitization transaction entered into in 2015, an aggregate amount of $88.9 million of the lease pass-through financing obligation was repaid.
In 2015, the Company entered into a lease pass-through arrangement and in connection with this arrangement, the Company agreed to defer a portion (up to 25%) of the amounts required to be paid upfront under the arrangement through a loan between an indirect wholly owned subsidiary of the Company and a subsidiary of the Fund investor. The loan is collateralized by the related cash flows assigned to the Fund investor. There is a legal right to offset the loan if an event of default has occurred. Therefore, the lease pass-through financing obligation related to this arrangement is recorded net of the loan. As of December 31, 2017 and 2016 the loan amount was $20.5 million and $23.2 million, respectively.

Sunrun Inc.
Notes to Consolidated Financial Statements — Continued

At December 31, 2017, future minimum lease payments expected to be made by the investor under the lease pass-through fund arrangement for each of the next five years and thereafter are as follows (in thousands):

2018	$522
2019	522
2020	522
2021	522
2022	522
Thereafter	2,458
Total	$5,068

Note 15. VIE Arrangements
The Company consolidated various VIEs at December 31, 2017 and 2016. The carrying amounts and classification of the VIEs’ assets and liabilities included in the consolidated balance sheets are as follows (in thousands):

	December 31,
	2017	2016
Assets
Current assets
Cash	$118,352	$120,728
Restricted cash	2,699	1,680
Accounts receivable, net	30,200	20,771
Prepaid expenses and other current assets	917	242
Total current assets	152,168	143,421
Solar energy systems, net	2,385,329	1,920,330
Other assets	3,679	1,481
Total assets	$2,541,176	$2,065,232
Liabilities
Current liabilities
Accounts payable	$15,929	$14,873
Distributions payable to noncontrolling interests and redeemable noncontrolling interests	13,526	10,654
Accrued expenses and other liabilities	3,048	782
Deferred revenue, current portion	28,240	25,827
Deferred grants, current portion	1,021	3,644
Non-recourse debt, current portion	11,178	8,616
Total current liabilities	72,942	64,396
Deferred revenue, net of current portion	380,283	396,858
Deferred grants, net of current portion	29,385	105,390
Non-recourse debt, net of current portion	190,106	50,367
Other liabilities	1,848	—
Total liabilities	$674,564	$617,011
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
In December 2017, the Company acquired investors' interests in certain consolidated VIEs for a total cash consideration of $35.4 million. In one of these entities, the Company was contractually required to make payments to the investor so that the investor achieved a specified minimum internal rate of return upon occurrence of certain events. Upon purchase of the investors' stakes in these entities, all obligations were satisfied. Additionally, in December 2017, the Company entered into an agreement to acquire an investor's interest in another consolidated VIE, which resulted in the Company derecognizing the noncontrolling interest, and recording the agreed upon purchase price as a liability in Accrued expenses and other liabilities on the consolidated balance sheet. These transactions decreased the Company's additional paid-in-capital, net of the related tax impact, by $7.1 million.

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
The carrying value of redeemable noncontrolling interests was greater than the redemption value except for six and four Funds at December 31, 2017 and 2016, respectively, where the carrying value has been adjusted to the redemption value.

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
The Company did not have any convertible preferred stock issued and outstanding as of December 31, 2017 and 2016.

Sunrun Inc.
Notes to Consolidated Financial Statements — Continued

The Company has not declared or paid any dividends in 2017, 2016 or 2015 other than the $24.9 million deemed dividend to Series D and E preferred stockholders in August 2015.
Common Stock
The Company has reserved sufficient shares of common stock for issuance upon the exercise of stock options and the exercise of warrants. Common stockholders are entitled to dividends if and when declared by the board of directors, subject to the prior rights of the preferred stockholders. As of December 31, 2017, no common stock dividends had been declared by the board of directors.
The Company has reserved shares of common stock for issuance as follows (in thousands):

	December 31,
	2017	2016
Stock plans
Shares available for grant
2015 Equity Incentive Plan	8,857	11,081
2015 Employee Stock Purchase Plan	3,970	2,511
Options outstanding	16,268	12,897
Restricted stock units outstanding	5,330	4,106
Total	34,425	30,595

Note 18. Stock-Based Compensation
MEC 2009 Stock Plan
In connection with the MEC acquisition in February 2014, the Company assumed nonstatutory stock options granted under the Mainstream Energy Corporation 2009 Stock Plan (the “MEC Plan”) held by MEC employees who continued employment with the Company after the closing and converted them into options to purchase shares of the Company’s common stock. The MEC Plan was terminated on the closing of the acquisition but the outstanding awards under the MEC Plan that the Company assumed in the acquisition will continue to be governed by their existing terms. As of December 31, 2017, options to purchase 516,386 shares of the Company’s common stock remained outstanding under the MEC Plan.
2013 Equity Incentive Plan
In July 2013, the Board of Directors approved the 2013 Plan. In March 2015, the Board of Directors authorized an additional 3,000,000 shares reserved for issuance under the 2013 Plan. An aggregate of 4,500,000 shares of common stock are reserved for issuance under the 2013 Plan plus (i) any shares that were reserved but not issued under the plan that was previously in place, and (ii) any shares subject to stock options or similar awards granted under the plan that was previously in place that expire or otherwise terminate without having been exercised in full and shares issued that are forfeited to or repurchased by the Company, with the maximum number of shares to be added to the 2013 Plan pursuant to clauses (i) and (ii) equal to 8,044,829 shares. Stock options granted to employees generally have a maximum term of ten-years and vest over a four-year period from the date of grant; 25% vest at the end of one year, and 75% vest monthly over the remaining three years. The options may include provisions permitting exercise of the option prior to full vesting. Any unvested shares shall be subject to repurchase by the Company at the original exercise price of the option in the event of a termination of an optionee’s employment prior to vesting. All the remaining shares that were available for future grants under the 2013 Plan were transferred to the 2015 Equity Incentive Plan (“2015 Plan”) at the inception of the 2015 Plan. As of December 31, 2017, the Company had not granted restricted stock or other equity awards (other than options) under the 2013 Plan.
2014 Equity Incentive Plan

Sunrun Inc.
Notes to Consolidated Financial Statements — Continued

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
2015 Equity Incentive Plan
In July 2015, the Board approved the 2015 Plan. An aggregate of 11,400,000 shares of common stock are reserved for issuance under the 2015 Plan plus (i) any shares that were reserved but not issued under the 2013 Plan at the inception of the 2015 Plan, and (ii) any shares subject to stock options or similar awards granted under the 2008 Plan, 2013 Plan and 2014 Plan that expire or otherwise terminate without having been exercised in full and shares issued that are forfeited to or repurchased by the Company, with the maximum number of shares to be added to the 2015 Plan pursuant to clauses (i) and (ii) equal to 15,439,334 shares. The 2015 Plan provides for annual automatic increases on January 1 to the shares reserved for issuance. The automatic increase of the number of shares available for issuance under the 2015 Plan is equal to the least of 10 million shares, 4% of the outstanding shares of common stock as of the last day of our immediately preceding fiscal year or such other amount as the Board of Directors may determine. In 2017 and 2016, the Board of Directors authorized an additional 4,172,883 and 4,051,282 shares reserved for issuance under the 2015 Plan, respectively. Stock options granted to employees generally have a maximum term of ten-years and vest over a four-year period from the date of grant; 25% vest at the end of one year, and 75% vest monthly over the remaining three years. The options may include provisions permitting exercise of the option prior to full vesting. Any unvested shares shall be subject to repurchase by the Company at the original exercise price of the option in the event of a termination of an optionee’s employment prior to vesting. RSUs granted to employees generally vest over a four-year period from the date of grant; 25% vest at the end of one year, and 75% vest quarterly over the remaining three years.
Stock Options
The following table summarizes the activity for all stock options under all of the Company’s equity incentive plans for the years ended December 31, 2017 and 2016 (shares and aggregate intrinsic value in thousands):

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2015	12,795	$5.89	7.82	$75,797
Granted	3,674	5.73
Exercised	(1,852)	2.94
Cancelled	(1,720)	8.37
Outstanding at December 31, 2016	12,897	5.94	7.49	$9,625
Granted	5,266	5.17
Exercised	(687)	2.96
Cancelled	(1,208)	7.62
Outstanding at December 31, 2017	16,268	$5.70	7.41	$14,832
Options vested and exercisable at December 31, 2017	8,169	$5.56	6.05	$9,987
Options vested and expected to vest at December 31, 2017	14,833	$5.68	7.02	$13,971
As of December 31, 2017, 80,000 outstanding stock options had a performance feature that is required to be satisfied before the option is vested and exercisable. There were 276,660 unvested exercisable shares as of the years ended December 31, 2017 and 2016, which are subject to a repurchase option held by the Company at the original exercise price. These exercisable but unvested shares have a weighted average remaining vesting period of 1.2 years. There was no exercise of unvested options in the year ended December 31, 2017 and 2016.

Sunrun Inc.
Notes to Consolidated Financial Statements — Continued

The weighted-average grant-date fair value of stock options granted during the year ended December 31, 2017, 2016 and 2015 were $2.57, $2.26 and $4.56 per share, respectively. The total intrinsic value of the options exercised during the year ended December 31, 2017, 2016 and 2015 was $2.3 million, $6.3 million and $8.1 million, respectively. The aggregate intrinsic value is the difference of the current fair value of the stock and the exercise price for in-the-money stock options. The total fair value of options vested during the year ended December 31, 2017, 2016 and 2015 was $7.5 million, $9.8 million and $9.1 million, respectively.
The Company estimates the fair value of stock-based awards on their grant date using the Black-Scholes option-pricing model. The Company estimates the fair value using a single-option approach and amortizes the fair value on a straight-line basis for options expected to vest. All options are amortized over the requisite service periods of the awards, which are generally the vesting periods.
The Company estimated the fair value of stock options with the following assumptions:

	Year Ended December 31,
	2017	2016	2015
Risk-free interest rate	1.88% - 2.22%	1.18% - 2.23%	1.55% - 1.95%
Volatility	45.95% - 50.52%	36.00% - 49.64%	36.30% - 39.63%
Expected term (in years)	5.94 - 6.08	5.00 - 6.26	5.50 - 6.23
Expected dividend yield	0.00%	0.00%	0.00%
The expected term assumptions were determined based on the average vesting terms and contractual lives of the options. The risk-free interest rate is based on the rate for a U.S. Treasury zero-coupon issue with a term that approximates the expected life of the option grant. For stock options granted in the year ended December 31, 2017, 2016 and 2015, the Company considered the volatility data of a group of publicly traded peer companies in its industry. Forfeiture rates are estimated using the Company’s expectations of forfeiture rates for the Company’s employees and are adjusted when estimates change. The estimation of stock awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from the Company’s current estimates, such amounts will be recorded as a cumulative adjustment in the period the estimates are revised. The Company considers many factors when estimating expected forfeitures, including historical forfeiture pattern, the types of awards and employee class. Actual results, and future changes in estimates, may differ substantially from management’s current estimates.
Restricted Stock Units
In 2014, the Company granted a total of 947,342 RSUs subject to certain performance targets to a third party partner. As of December 31, 2017, 350,000 outstanding RSUs had a performance feature that is required to be satisfied before the option is vested. In March 2018, the Company amended the terms of all of these RSUs, such that the RSUs are deemed earned subject to a clawback provision that requires the holder of the RSUs to either forfeit all the RSUs or pay the Company repayment value for all RSUs that are not forfeited if the third party breaches the exclusivity provision of the parties’ commercial agreement. The exclusivity clawback provision for all of the RSUs expires in September 2019.
The performance-based provision is considered substantive. As a result, the Company recognizes expense once the performance targets are met. The first performance target was met in 2015. The Company recognized $0.8 million and $1.2 million compensation expense in the years ended December 31, 2017 and 2016 upon certain performance targets being met.

Sunrun Inc.
Notes to Consolidated Financial Statements — Continued

The following table summarizes the activity for all RSUs under all of the Company’s equity incentive plans for the years ended December 31, 2017 and 2016 (shares in thousands):

	Shares	Weighted Average Grant Date Fair Value
Unvested balance at December 31, 2015	1,506	$10.44
Granted	3,363	5.82
Issued	(422)	9.55
Cancelled / forfeited	(341)	6.80
Unvested balance at December 31, 2016	4,106	6.87
Granted	3,540	5.30
Issued	(1,115)	7.36
Cancelled / forfeited	(1,201)	5.81
Unvested balance at December 31, 2017	5,330	$5.82
Employee Stock Purchase Plan
Under the Company's 2015 Employee Stock Purchase Plan (“ESPP”) (as amended in May 2017), eligible employees are offered shares bi-annually through a 24 month offering period which encompasses four six month purchase periods. Each purchase period begins on the first trading day on or after May 15 and November 15 of each year. Employees may purchase a limited number of shares of the Company’s common stock via regular payroll deductions at a discount of 15% of the lower of the fair market value of the Company’s common stock on the first trading date of each offering period or on the exercise date. Employees may deduct up to 15% of payroll, with a cap of $25,000 of fair market value of shares in any calendar year and 10,000 shares per employee per purchase period. Under the ESPP, 1,000,000 shares of the Company’s common stock have been reserved for issuance to eligible employees. The ESPP provides for an automatic increase of the number of shares available for issuance under the ESPP on the first day of each fiscal year beginning on January 1, 2016, equal to the least of 5 million shares, 2% of the outstanding shares of our common stock on the last day of the immediately preceding fiscal year, or such other amount as may be determined by the Board of Directors. In 2017 and 2016, the Board of Directors authorized an additional 2,086,416 and 2,025,641 shares, respectively, reserved for issuance under the ESPP.
Stock-Based Compensation Expense
The Company recognized stock-based compensation expense, including the compensation expense resulting from the sales of common stock by employees and former employees in 2015 to existing investors and ESPP expenses, in the consolidated statements of operations as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
Cost of operating leases and incentives	$2,299	$2,039	$1,649
Cost of solar energy systems and product sales	609	409	236
Sales and marketing	5,196	7,831	5,242
Research and development	836	515	205
General and administration	13,102	7,929	8,491
Total	$22,042	$18,723	$15,823
As of December 31, 2017 and 2016, total unrecognized compensation cost related to outstanding stock options and RSUs was $34.8 million and $29.4 million, respectively, which is expected to be recognized over a weighted-average period of 2.8 years and 2.6 years, respectively.
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

Sunrun Inc.
Notes to Consolidated Financial Statements — Continued

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
Total revenue from customers’ contingent payments under PPAs recognized in the years ended December 31, 2017, 2016 and 2015 was $109.8 million, $86.2 million and $59.8 million, respectively.
Future minimum lease payments to be received from customers whose Customer Agreements represent non-cancelable leases are as follows (in thousands):

2018	$49,994
2019	50,839
2020	51,695
2021	52,576
2022	53,481
Thereafter	826,687
Total	$1,085,272

Sunrun Inc.
Notes to Consolidated Financial Statements — Continued

Note 20. Income Taxes
The following table presents the (income) loss before income taxes for the periods presented (in thousands):

	For the Year Ended December 31,
	2017	2016	2015
(Income) loss attributable to common stockholders	$(156,663)	$(127,680)	$33,545
Loss attributable to noncontrolling interest and redeemable noncontrolling interests	411,259	394,988	220,660
Loss before income taxes	$254,596	$267,308	$254,205
The income tax provision (benefit) consists of the following (in thousands):

	For the Year Ended December 31,
	2017	2016	2015
Current
Federal	$—	$—	$—
State	—	—	—
Total current expense	—	—	—
Deferred
Federal	21,258	30,197	(7,516)
State	10,880	5,796	2,217
Total deferred provision	32,138	35,993	(5,299)
Total	$32,138	$35,993	$(5,299)
The following table represents a reconciliation of the statutory federal rate and the Company’s effective tax rate for the periods presented:

	For the Year Ended December 31,
	2017	2016	2015
Tax provision (benefit) at federal statutory rate	(34.00)%	(34.00)%	(34.00)%
State income taxes, net of federal benefit	2.42	1.92	0.87
Effect of noncontrolling and redeemable noncontrolling interests	54.92	50.23	29.53
Stock-based compensation	0.75	0.68	1.06
Effect of prepaid tax asset	—	(5.57)	0.04
Tax credits	(1.36)	(1.61)	(0.43)
Effect of federal rate change	(12.53)	—	—
Effect of valuation allowance	1.86	0.25	—
Other	0.56	1.56	0.85
Total	12.62%	13.46%	(2.08)%

Sunrun Inc.
Notes to Consolidated Financial Statements — Continued

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The following table represents significant components of the Company’s deferred tax assets and liabilities for the periods presented (in thousands):

	December 31,
	2017	2016
Deferred tax assets
Accruals and prepaids	$14,390	$18,010
Deferred revenue	32,502	23,559
Net operating loss carryforwards	186,863	218,719
Stock-based compensation	4,994	6,908
Investment tax and other credits	24,580	18,454
Total deferred tax assets	263,329	285,650
Less: Valuation allowance	(5,386)	(663)
Gross deferred tax assets	257,943	284,987
Deferred tax liabilities
Capitalized initial direct costs	38,752	45,030
Fixed asset depreciation	173,175	206,754
Deferred tax on investment in partnerships	105,147	448,600
Gross deferred tax liabilities	317,074	700,384
Net deferred tax liabilities	$(59,131)	$(415,397)
As of December 31, 2017, the Company had net operating loss carryforwards for federal, California and other state income tax purposes of approximately $699.6 million, $387.2 million and $247.5 million, respectively, which will begin to expire in the year 2028, 2028 and 2024, respectively, if not utilized. As of December 31, 2016, the Company had net operating loss carryforwards for federal, California and other state income tax purposes of approximately $571.3 million, $348.2 million and $176.7 million, respectively, which will begin to expire in the year 2028, 2028 and 2024, respectively, if not utilized.
As of December 31, 2017, the Company has an investment tax credit carryforward of approximately $11.9 million which begins to expire in the year 2028, if not utilized and no California enterprise zone credits. As of December 31, 2016, the Company has an investment tax credit carryforward of approximately $9.3 million and California enterprise zone credits of approximately $1.0 million.
Generally, utilization of the net operating loss carryforwards and credits may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code (IRC) of 1986, as amended and similar state provisions. The Company performed an analysis to determine whether an ownership change under Section 382 of the Code had occurred and determined that no ownership changes were identified as of December 31, 2017.
Valuation allowances are provided against deferred tax assets to the extent that it is more likely than not that the deferred tax asset will not be realized. The Company’s management considers all available positive and negative evidence including its history of operating income or losses, future reversals of existing taxable temporary difference, taxable income in carryback years and tax-planning strategies. The Company has concluded that it is more likely than not that the benefit from certain state net operating loss carryforwards and state tax credits will not be realized. In recognition of this risk, the Company has provided a valuation allowance of $5.4 million on the deferred tax assets relating to these state net operating loss carryforwards and state tax credits which is an increase of $4.7 million in 2017.
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

Sunrun Inc.
Notes to Consolidated Financial Statements — Continued

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
Tax Reform
On December 22, 2017, the US government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act makes broad and complex changes to the US tax code including but not limited to, (1) reducing the US federal corporate tax rate from 35% to 21%; (2) immediate expensing of certain tangible personal property (3) creating a new limitation on deductible interest expense; (4) enacting special rules for taxable year of inclusion for certain revenues and (5) changing rules related to the uses and limitations of net operating loss carryforwards created in tax years beginning after December 31, 2017.
On December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) which provides guidance on accounting for the tax effects of the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under ASC 740, Income taxes. In accordance with SAB 118 a company must reflect the income tax effects of those aspects of the Tax Act for which the accounting under ASC 740 is complete. To the extent that a company’s accounting for certain income tax effects of the Tax Act is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate in the financial statements. Additional work is necessary for a more detailed analysis of our deferred tax assets and liabilities. Any subsequent adjustment to these amounts will be recorded to current tax expense in the quarter of 2018 when the analysis is complete.
We have accounted for the provisional adjustments but we have not completed our accounting for income tax effects for certain elements of the Tax Act. The Company has recognized the provisional tax impacts related to the revaluation of deferred tax assets and liabilities and included these amounts in its consolidated financial statements for the year ended December 31, 2017. The Company will continue to refine the calculations as additional analysis is completed.
In addition, the Company continues to evaluate their performance-based compensation plans within the new definitions under IRC Section 162(m) of the Internal Revenue Code. The preliminary assessment is that we believe that performance based compensation provided prior to November 2, 2017 was provided pursuant to a written binding agreement and will be deductible. No further adjustment has been made at this time. The accounting for this item is incomplete and may change as our interpretation of the provisions of the Act evolve, additional information becomes available or interpretive guidance is issued by the U.S. Treasury. The final determination will be completed no later than one year from the enactment date.
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

Sunrun Inc.
Notes to Consolidated Financial Statements — Continued

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
As of December 31, 2017 and 2016, the Company had $1.5 million of unrecognized tax benefits related to an acquisition in 2015. In addition, there was $0.4 million and $0.3 million of interest and penalties for uncertain tax positions as of December 31, 2017 and 2016, respectively. Due to the expiration of federal and California statute of limitations, the Company expects the total amount of gross unrecognized tax benefits will decrease by $1.1 million within 12 months of December 31, 2017.
One of our investment funds has recently been selected for audit by the Internal Revenue Service (the “IRS”). In addition, two of our investors are currently being audited by the IRS, and these investor audits involve a review of the fair market value determination of our solar energy systems. If these investor audits result in an adverse finding, we would be subject to an indemnity obligation to these investors. The Company is subject to taxation and files income tax returns in the U.S., and various state and local jurisdictions. Due to the Company’s net losses, substantially all of its federal, state and local income tax returns since inception are still subject to audit.
The following table summarizes the tax years that remain open and subject to examination by the tax authorities in the most significant jurisdictions in which the Company operates:

Tax Years
U.S. Federal	2014 - 2017
State	2013 - 2017
Net Operating Loss Carryforwards
As a result of the Company’s net operating loss carryforwards as of December 31, 2017, the Company does not expect to pay income tax, including in connection with its income tax provision for the year ended December 31, 2017 until the Company’s net operating losses are fully utilized. As of December 31, 2017, the Company’s federal and state net operating loss carryforwards were $699.6 million and $634.7 million, respectively. If not utilized, the federal net operating loss will begin to expire in the year 2028 and the state net operating losses will begin to expire in the year 2024.

Sunrun Inc.
Notes to Consolidated Financial Statements — Continued

Note 21. Commitments and Contingencies
Letters of Credit
As of December 31, 2017 and 2016, the Company had $16.4 million and $6.2 million, respectively, of unused letters of credit outstanding, which carry fees of 2.50 - 3.25% per annum and 2.75% per annum, respectively.
Non-cancellable Operating Leases
The Company leases facilities and equipment under non-cancellable operating leases. Total operating lease expenses were $12.5 million, $12.4 million and $7.0 million for the years ended December 31, 2017, 2016 and 2015, respectively.
Certain operating leases contain rent escalation clauses, which are recorded on a straight-line basis over the initial term of the lease with the difference between the rent paid and the straight-line rent recorded as a deferred rent liability. Lease incentives received from landlords are recorded as deferred rent liabilities and are amortized on a straight-line basis over the lease term as a reduction to rent expense. Deferred rent liabilities were $2.5 million and $2.9 million as of December 31, 2017 and 2016, respectively.
Future minimum lease payments expected to be made under non-cancelable operating lease agreements as of December 31, 2017 for each of the years ending December 31, are as follows (in thousands):

2018	$9,360
2019	6,453
2020	4,465
2021	2,851
2022	2,399
Thereafter	1,580
Total	$27,108
Capital Lease Obligations
As of December 31, 2017 and 2016, capital lease obligations were $13.2 million and $23.0 million, respectively. The capital lease obligations bear interest at rates up to 5.16% per annum and 10% per annum, respectively.
The following is a schedule of future lease payments as of December 31, 2017 (in thousands):

2018	$7,919
2019	4,810
2020	976
2021	266
2022	62
Thereafter	18
Total future lease payments	14,051
Less: Amount representing estimated executory costs included in future lease payments	326
Net minimum future lease payments	13,725
Less: Amount representing interest	493
Present value of future payments	13,232
Less: Current portion	7,421
Long term portion	$5,811

Sunrun Inc.
Notes to Consolidated Financial Statements — Continued

Purchase Commitment
In 2017, the Company entered into purchase commitments with multiple suppliers to purchase $280.6 million of photovoltaic modules and inverters over the next 24 months with the first modules delivered in January 2018. There is some variability to the commitment amount as the final details of tariff imposition are implemented by our suppliers.
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
Guarantees
In December 2017, the Company acquired the investor's interest in the consolidated VIE for which the Company guaranteed an internal rate of return. Upon purchase of the investor's stake in this Fund, these obligations were satisfied as described in Note 15, VIE Arrangements. The Company guaranteed one of its investors in one of its Funds an internal rate of return, calculated on an after-tax basis, in the event that it purchases the investor’s interest or the investor sells its interest to the Company.
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

Sunrun Inc.
Notes to Consolidated Financial Statements — Continued

and plans to continue to do so. No claims have been brought against the Company. The Company is not able to estimate the ultimate outcome or a range of possible loss at this point in time.
On November 20, 2015, a putative class action captioned Slovin et al. v. Sunrun Inc. and Clean Energy Experts, LLC, Case No. 4:15-cv-05340, was filed in the United States District Court, Northern District of California. The complaint generally alleged violations of the Telephone Consumer Protection Act (the “TCPA”) on behalf of an individual and putative classes of persons alleged to be similarly situated. Plaintiffs filed a First Amended Complaint on December 2, 2015, and a Second Amended Complaint on March 25, 2016, also asserting individual and putative class claims under the TCPA. By Order entered on April 28, 2016, the Court granted the Company’s motion to strike the class allegations set forth in the Second Amended Complaint, and granted leave to amend. Plaintiffs filed a Third Amended Complaint on July 12, 2016 asserting individual and putative class claims under the TCPA. On October 12, 2016, the Court denied the Company’s motion to again strike the class allegations set forth in the Third Amended Complaint. On October 3, 2017, plaintiffs filed a motion for leave to file a Fourth Amended Complaint, seeking to, among other things, revise the definitions of the classes that plaintiffs seek to represent. The Company has opposed that motion, which remains pending before the Court. In each iteration of their complaint, plaintiffs seek statutory damages, equitable and injunctive relief, and attorneys’ fees and costs, on behalf of themselves and the absent classes. Plaintiffs’ deadline to file their motion for class certification is currently April 13, 2018.
Most, if not all, of the claims asserted in the lawsuit relate to activities allegedly engaged in by third-party vendors, for which the Company denies any responsibility. The vendors are contractually obligated to indemnify the Company for losses related to the conduct alleged. The Company believes that the claims are without merit and intends to defend itself vigorously.
On April 13, 2016, a purported shareholder class action captioned Pytel v. Sunrun Inc., et al., Case No. CIV 538215, was filed in the Superior Court of California, County of San Mateo, against the Company, certain of the Company’s directors and officers, the underwriters of the Company’s initial public offering and certain other defendants. The complaint generally alleges that the defendants violated Sections 11, 12 and 15 of the Securities Act of 1933 by making false or misleading statements in connection with the Company’s August 5, 2015 initial public offering regarding the continuation of net metering programs. The plaintiffs seek to represent a class of persons who acquired the Company’s common stock pursuant or traceable to the initial public offering. Plaintiffs seek compensatory damages, including interest, rescission or rescissory damages, an award of reasonable costs and attorneys’ fees, and any equitable or injunctive relief deemed appropriate by the court. On April 29, 2016, a purported shareholder class action captioned Baker et al. v. Sunrun Inc., et al., Case No. CIV 538419, was filed in the Superior Court of California, County of San Mateo. On May 10, 2016, a purported shareholder class action captioned Nunez v. Sunrun Inc., et al., Case No. CIV 538593, was filed in the Superior Court of California, County of San Mateo. The Baker and Nunez complaints are substantially similar to the Pytel complaint, and seek similar relief against similar defendants on behalf of the same purported class.
On April 21, 2016, a purported shareholder class action captioned Cohen, et al. v. Sunrun Inc., et al., Case No. CIV 538304, was filed in the Superior Court of California, County of San Mateo, against the Company, certain of the Company’s directors and officers, and the underwriters of the Company’s initial public offering. The complaint generally alleges that the defendants violated Sections 11, 12 and 15 of the Securities Act of 1933 by making false or misleading statements in connection with an August 5, 2015 initial public offering regarding the Company’s business practices and its dependence on complex financial instruments. The Cohen plaintiffs seek to represent the same class and seek similar relief as the plaintiffs in the Pytel, Nunez, and Baker actions.    On September 26, 2016, the Baker, Cohen, Nunez, and Pytel actions were consolidated. On December 27, 2017, the court granted Plaintiffs’ motion for class certification. The Company believes that the claims are without merit and intends to defend itself vigorously.
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

Sunrun Inc.
Notes to Consolidated Financial Statements — Continued

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

Note 22. Net Income (Loss) Per Share
Prior to the initial public offering, the Company calculated net income (loss) per share (EPS) available to common stockholders using the two-class method, which allocates net income that otherwise would have been available to common shareholders to holders of participating securities. In connection with the Company’s initial public offering, the Company recognized a deemed dividend of $24.9 million to Series D and E convertible preferred shareholders, as further discussed in Note 17, Stockholders’ Equity.
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

Sunrun Inc.
Notes to Consolidated Financial Statements — Continued

The computation of the Company’s basic and diluted net income per share are as follows (in thousands, except per share amounts):

	Years Ended December 31,
	2017	2016	2015
Numerator:
Net income (loss) attributable to common stockholders	$124,525	$91,687	$(28,246)
Less: Deemed dividend to convertible preferred stockholders	—	—	(24,890)
Net Income (loss) available to common stockholders	$124,525	$91,687	$(53,136)
Denominator:
Weighted average shares used to compute net income (loss) per share attributable to common stockholders, basic	105,432	102,367	55,091
Weighted average effect of potentially dilutive shares to purchase common stock	2,774	2,597	—
Weighted average shares used to compute net income (loss) per share attributable to common stockholders, diluted	108,206	104,964	55,091
Net income (loss) per share attributable to common stockholders
Basic	$1.18	$0.90	$(0.96)
Diluted	$1.15	$0.87	$(0.96)
The following shares were excluded from the computation of diluted net income per share as the impact of including those shares would be anti-dilutive (in thousands):

	Year Ended December 31,
	2017	2016	2015
Warrants	1,251	1,251	1,251
Outstanding stock options	13,803	8,981	12,631
Unvested restricted stock units	1,451	1,564	599
ESPP	—	—	79
Total	16,505	11,796	14,560

Note 23. Related Party Transactions
An individual who previously served as one of the Company’s directors until March 2017 has direct and indirect ownership interests in Enphase Energy, Inc. (“Enphase”). For the years ended December 31, 2017, 2016 and 2015, the Company recorded $9.1 million, $19.9 million and $11.9 million, respectively, in purchases from Enphase and had outstanding payables to Enphase of $2.0 million and $0.4 million as of December 31, 2017 and 2016, respectively.

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
In connection with that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective and designed to provide reasonable assurance that the information required to be disclosed is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms as of December 31, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15I and 15d-15I under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
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
Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2017 and has concluded that such internal control over financial reporting is effective.
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

Item 9B. Other Information.
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
The information required by this Item 10 of Form 10-K will be set forth in our proxy statement to be filed with the SEC in connection with the solicitation of proxies for our 2018 Annual Meeting of Stockholders (“Proxy Statement”) and is incorporated herein by reference. The Proxy Statement will be filed with the SEC within 120 days after the year-end of the fiscal year which this report relates.
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

PART IV
Item 15. Exhibits, Financial Statement Schedules.
Documents filed as part of this report are as follows:

(1)	Consolidated Financial Statements
Our Consolidated Financial Statements are listed in the “Index to Consolidated Financial Statements” under Item 8 of Part II of this Annual Report.

(2)	Financial Statement Schedules
The required information is included elsewhere in this Annual Report, not applicable, or not material.

(3)	Exhibits
The exhibits listed in the accompanying “Exhibit Index” are filed or incorporated by reference as part of this Annual Report.

EXHIBIT INDEX

Exhibit		Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the Registrant	10-Q	001-37511	3.1	9/15/2015
3.2	Amended and Restated Bylaws of the Registrant	10-Q	001-37511	3.2	9/15/2015
4.1	Form of common stock certificate of the Registrant	S-1	333-205217	4.1	6/25/2015
4.2	Form of Warrant	8-K	001-37511	4.1	10/2/2015
4.3	Tenth Amended and Restated Investors’ Rights Agreement among the Registrant and certain holders of its capital stock, dated as of March 31, 2015	S-1	333-205217	4.2	6/25/2015
4.4	Shareholders Agreement among the Registrant and certain holders of its capital stock, dated as of April 1, 2015	S-1	333-205217	4.3	6/25/2015
4.5	Form of Stock Issuance Agreement	S-1/A	333-205217	4.5	7/22/2015
4.6	Warrant to Purchase Shares of Common Stock of Sunrun Inc.	8-K	001-37511	4.1	8/24/2017
4.7	Registration Rights Agreement between the Company and Comcast Corporation, dated August 23, 2017	8-K	001-37511	4.2	8/24/2017
4.8	Form of Indenture, between the Registrant and one or more trustees to be named	S-3	333-222099	4.5	12/15/2017
4.9	Form of Common Stock Warrant Agreement and Warrant Certificate	S-3	333-222099	4.8	12/15/2017
4.10	Form of Preferred Stock Warrant Agreement and Warrant Certificate	S-3	333-222099	4.9	12/15/2017
4.11	Form of Debt Securities Warrant Agreement and Warrant Certificate	S-3	333-222099	4.10	12/15/2017
10.1+	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers	S-1	333-205217	10.1	6/25/2015
10.2+	Sunrun Inc. 2015 Equity Incentive Plan and related form agreements	S-1/A	333-205217	10.2	7/22/2015
10.3+	Sunrun Inc. 2015 Employee Stock Purchase Plan and related form agreements	10-Q	001-37511	10.1	8/7/2017
10.4+	Sunrun Inc. 2014 Equity Incentive Plan	S-1	333-205217	10.4	6/25/2015
10.5+	Sunrun Inc. 2013 Equity Incentive Plan and related form agreements	S-1	333-205217	10.5	6/25/2015
10.6+	Sunrun Inc. 2008 Equity Incentive Plan and related form agreements	S-1	333-205217	10.6	6/25/2015
10.7+	Mainstream Energy Corporation 2009 Stock Plan	S-1	333-205217	10.7	6/25/2015
10.8+	Sunrun Inc. Executive Incentive Compensation Plan	S-1	333-205217	10.8	6/25/2015
10.9+	Key Employee Change in Control and Severance Plan and Summary Plan Description	S-1	333-205217	10.9	6/25/2015
10.10+	Employment Letter between the Registrant and Lynn Jurich, dated as of May 8, 2015	S-1	333-205217	10.10	6/25/2015
10.11+	Employment Letter between the Registrant and Edward Fenster, dated as of May 8, 2015	S-1	333-205217	10.11	6/25/2015
10.12+	Employment Letter between the Registrant and Bob Komin, dated as of May 8, 2015	S-1	333-205217	10.12	6/25/2015
10.13+	Employment Letter between the Registrant and Thomas Holland, dated as of May 8, 2015	S-1	333-205217	10.13	6/25/2015
10.14+	Employment Letter between the Registrant and Paul Winnowski, dated as of May 8, 2015	S-1	333-205217	10.14	6/25/2015
10.15+	Board Services Agreement between the Registrant and Gerald Risk, dated as of February 1, 2014	S-1	333-205217	10.15	6/25/2015

Exhibit		Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.16	Agreement of Sublease between the Registrant and Visa U.S.A. Inc., dated as of April 1, 2013, as amended on April 29, 2013	S-1	333-205217	10.16	6/25/2015
10.17¥	Credit Agreement among the Registrant, Credit Suisse Securities (USA) LLC and the other parties thereto, dated as of April 1, 2015	S-1	333-205217	10.17	6/25/2015
10.18¥	Credit Agreement among Sunrun Aurora Portfolio 2014-A, LLC, Investec Bank PLC, Keybank National Association and the Lenders from time to time as party thereto, dated December 31, 2014	S-1	333-205217	10.18	6/25/2015
10.19	Transition, Separation and General Release Agreement, dated December 7, 2015 between Tom Holland and Sunrun Inc	8-K	001-37511	10.1	12/8/2015
10.20¥	Amended and Restated Credit Agreement among Sunrun Hera Portfolio 2015-A, LLC, Investec Bank PLC (as Administrative Agent), Investec Bank PLC (as Issuing Bank) and the Lenders from time to time as party thereto, dated January 15, 2016 and amended and restated as of June 23, 2017	10-Q/A	001-37511	10.2	12/29/2017
10.21¥	Amendment No. 2 to Credit Agreement among the Company, AEE Solar, Inc., Sunrun South LLC, Sunrun Installation Services Inc., Clean Energy Experts, LLC, each of the lenders identified on the signature pages thereto, Credit Suisse AG and Silicon Valley Bank, dated as of June 15, 2016	10-Q	001-37511	10.1	8/11/2016
10.22¥	Incremental Facility Agreement among the Company, AEE Solar, Inc., Sunrun South LLC, Sunrun Installation Services Inc., Clean Energy Experts, LLC, Credit Suisse AG and Comerica Bank, dated as of July 21, 2016	10-Q	001-37511	10.2	8/11/2016
10.23¥	First Amendment to Credit Agreement and Collateral Agency Agreement among Sunrun Hera Portfolio 2015-A, LLC, Investec Bank PLC (as administrative agent, issuing bank and as lender), each of the additional lenders identified on the signature pages thereto and Deutsche Bank Trust Company Americas, dated as of May 12, 2016	10-Q	001-37511	10.3	8/11/2016
10.24¥	Consent and Second Amendment to Credit Agreement among Sunrun Hera Portfolio 2015-A, LLC, Investec Bank PLC (as administrative agent, issuing bank and as lender) and each of the additional lenders identified on the signature pages thereto, dated of as June 29, 2016	10-Q	001-37511	10.4	8/11/2016
10.25¥	Amendment No. 3 to Credit Agreement among the Company, AEE Solar, Inc., Sunrun South LLC, Sunrun Installation Services Inc., Clean Energy Experts, LLC, each of the lenders identified on the signature pages thereto, Credit Suisse AG and Silicon Valley Bank, dated as of December 2, 2016	10-K	001-37511	10.25	3/8/2017
10.26¥	Consent and Third Amendment to Credit Agreement and First Amendment to Cash Diversion and Commitment Fee Guaranty among the Company, Sunrun Hera Portfolio 2015-A, LLC, Investec Bank Plc (as administrative agent, issuing bank and as lender) and each of the additional lenders identified on the signature pages thereto, dated as of November 30, 2016	10-K	001-37511	10.26	3/8/2017

Exhibit		Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.27¥	Consent and Fourth Amendment to Credit Agreement and First Amendment to Guaranty and Security Agreement among Sunrun Hera Portfolio 2015-A, LLC, Sunrun [*] Manager [*], LLC, Sunrun [*] Manager [*], LLC, Sunrun [*] Manager [*], LLC, Sunrun [*] Manager [*], LLC, Sunrun [*] Manager [*], LLC, Sunrun [*] Manager [*], LLC, Sunrun [*] Manager [*], LLC, Investec Bank Plc (as administrative agent, issuing bank and as lender), Deutsche Bank Trust Company Americas, and each of the additional lenders identified on the signature pages thereto, dated as of January 31, 2017	10-K	001-37511	10.27	3/8/2017
10.28¥	Credit Agreement among Sunrun Neptune Portfolio 2016-A, LLC, as Borrower, Suntrust Bank as Administrative Agent, ING Capital LLC as LC Issuer, and The Lenders from Time to Time Party Hereto dated as of May 9, 2017 and Exhibits	10-Q/A	001-37511	10.3	12/29/2017
10.29¥	Consent and first amendment to amended and restated credit agreement and first amendment to amended and restated cash diversion and commitment fee guaranty, dated as of December 28, 2017
10.30¥
Credit Agreement among Sunrun Scorpio Portfolio 2017-A, LLC, as Borrower, Keybank National Association, as Administrative Agent, Keybank National Association, as LC Issuer, and The Lenders from Time to Time Party Hereto dated as of October 20, 2017 and Exhibits

10.31+	Transition, Separation and General Release Agreement with Paul Winnowski, effective 12/6/2017	8-K	001-37511	10.2	12/6/2017
21.1	List of subsidiaries of the Registrant	S-1	333-205217	21.1	6/25/2015
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1†	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema Linkbase Document
101.CAL	XBRL Taxonomy Definition Linkbase Document
101.DEF	XBRL Taxonomy Calculation Linkbase Document
101.LAB	XBRL Taxonomy Labels Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

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

Sunrun Inc.

Date: March 6, 2018	By:	/s/ Lynn Jurich
Lynn Jurich
Chief Executive Officer and Director
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Lynn Jurich	Chief Executive Officer and Director (Principal Executive Officer)	March 6, 2018
Lynn Jurich

/s/ Robert Komin	Chief Financial Officer (Principal Accounting and Financial Officer)	March 6, 2018
Robert Komin

/s/ Edward Fenster	Chairman and Director	March 6, 2018
Edward Fenster

/s/ Katherine August-deWilde	Director	March 6, 2018
Katherine August-deWilde

/s/ Leslie Dach	Director	March 6, 2018
Leslie Dach

/s/ Alan Ferber	Director	March 6, 2018
Alan Ferber

/s/ Mary Powell	Director	March 6, 2018
Mary Powell

/s/ Gerald Risk	Director	March 6, 2018
Gerald Risk

/s/ Steve Vassallo	Director	March 6, 2018
Steve Vassallo