Form 10-Q
period 2018-03-31
Sunrun Inc.
filed 2018-05-09
CIK 1469367

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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

As of May 7, 2018, the number of shares of the registrant’s common stock outstanding was 108,998,647.

Sunrun Inc.
Consolidated Balance Sheets
(In Thousands, Except Share Par Values)
(Unaudited)

	March 31, 2018	December 31, 2017
Assets
Current assets:
Cash	$203,189	$202,525
Restricted cash	40,139	39,265
Accounts receivable (net of allowances for doubtful accounts of $2,454 and $1,665 as of March 31, 2018 and December 31, 2017, respectively)	111,012	112,069
State tax credits receivable	11,085	11,085
Inventories	87,902	94,427
Prepaid expenses and other current assets	6,488	9,202
Total current assets	459,815	468,573
Solar energy systems, net	3,285,804	3,161,570
Property and equipment, net	33,291	36,402
Intangible assets, net	13,243	14,294
Goodwill	87,543	87,543
Other assets	221,535	194,754
Total assets (1)	$4,101,231	$3,963,136
Liabilities and total equity
Current liabilities:
Accounts payable	$99,695	$115,193
Distributions payable to noncontrolling interests and redeemable noncontrolling interests	15,134	13,583
Accrued expenses and other liabilities	92,793	97,230
Deferred revenue, current portion	43,659	42,609
Deferred grants, current portion	8,185	8,193
Finance lease obligations, current portion	6,737	7,421
Non-recourse debt, current portion	28,646	21,529
Pass-through financing obligation, current portion	5,439	5,387
Total current liabilities	300,288	311,145
Deferred revenue, net of current portion	528,423	522,243
Deferred grants, net of current portion	225,278	227,519
Finance lease obligations, net of current portion	4,438	5,811
Recourse debt	247,000	247,000
Non-recourse debt, net of current portion	1,108,383	1,026,416
Pass-through financing obligation, net of current portion	132,848	132,823
Other liabilities	33,340	42,743
Deferred tax liabilities	96,481	83,119
Total liabilities (1)	2,676,479	2,598,819
Commitments and contingencies (Note 15)
Redeemable noncontrolling interests	133,524	123,801
Stockholders’ equity:
Preferred stock, $0.0001 par value—authorized, 200,000 shares as of March 31, 2018 and December 31, 2017; no shares issued and outstanding as of March 31, 2018 and December 31, 2017	—	—
Common stock, $0.0001 par value—authorized, 2,000,000 shares as of March 31, 2018 and December 31, 2017; issued and outstanding, 108,681 and 107,350 shares as of March 31, 2018 and December 31, 2017, respectively	11	11
Additional paid-in capital	693,077	682,950
Accumulated other comprehensive income	10,825	(4,113)
Retained earnings	230,766	202,734
Total stockholders’ equity	934,679	881,582
Noncontrolling interests	356,549	358,934
Total equity	1,291,228	1,240,516
Total liabilities, redeemable noncontrolling interests and total equity	$4,101,231	$3,963,136

1)
The Company’s consolidated assets as of March 31, 2018 and December 31, 2017 include $2,746,338 and $2,568,378, respectively, in assets of variable interest entities, or “VIEs”, that can only be used to settle obligations of the VIEs. These assets include solar energy systems, net, as of March 31, 2018 and December 31, 2017 of $2,525,977 and $2,385,329, respectively; cash as of March 31, 2018 and December 31, 2017 of $144,822 and $118,352, respectively; restricted cash as of March 31, 2018 and December 31, 2017 of $5,991 and $2,699, respectively; accounts receivable, net as of March 31, 2018 and December 31, 2017 of $62,233 and $57,402, respectively; prepaid expenses and other current assets as of March 31, 2018 and December 31, 2017 of $694 and $917, respectively and other assets as of March 31, 2018 and December 31, 2017 of $6,621 and $3,679, respectively. The Company’s consolidated liabilities as of March 31, 2018 and December 31, 2017 include $711,213 and $677,955, respectively, in liabilities of VIEs whose creditors have no recourse to the Company. These liabilities include accounts payable as of March 31, 2018 and December 31, 2017 of $17,575 thousand and $15,929 thousand, respectively; distributions payable to noncontrolling interests and redeemable noncontrolling interests as of March 31, 2018 and December 31, 2017 of $15,134 and $13,526, respectively; accrued expenses and other liabilities as of March 31, 2018 and December 31, 2017 of $5,851 and $5,200, respectively; deferred revenue as of March 31, 2018 and December 31, 2017 of $419,496 and $409,761, respectively; deferred grants as of March 31, 2018 and December 31, 2017 of $30,070 and $30,406, respectively; and non-recourse debt as of March 31, 2018 and December 31, 2017 of $222,951 and $201,285, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

Sunrun Inc.
Consolidated Statements of Operations
(In Thousands, Except Per Share Amounts)
(Unaudited)

	Three Months Ended March 31,
	2018	2017
Revenue:
Customer agreements and incentives	$66,990	$49,090
Solar energy systems and product sales	77,373	56,019
Total revenue	144,363	105,109
Operating expenses:
Cost of customer agreements and incentives	54,576	42,613
Cost of solar energy systems and product sales	64,579	49,431
Sales and marketing	44,079	33,132
Research and development	3,896	2,996
General and administrative	32,893	24,608
Amortization of intangible assets	1,051	1,051
Total operating expenses	201,074	153,831
Loss from operations	(56,711)	(48,722)
Interest expense, net	28,198	20,558
Other expenses (income), net	(1,692)	475
Loss before income taxes	(83,217)	(69,755)
Income tax expense	8,203	5,400
Net loss	(91,420)	(75,155)
Net loss attributable to noncontrolling interests and redeemable noncontrolling interests	(119,452)	(85,037)
Net income available to common stockholders	$28,032	$9,882
Net income per share available to common stockholders
Basic	$0.26	$0.09
Diluted	$0.25	$0.09
Weighted average shares used to compute net income per share available to common stockholders
Basic	107,449	104,038
Diluted	110,781	106,469

The accompanying notes are an integral part of these consolidated financial statements.

Sunrun Inc.
Consolidated Statements of Comprehensive Income
(In Thousands)
(Unaudited)

	Three Months Ended March 31,
	2018	2017
Net income available to common stockholders	$28,032	$9,882
Other comprehensive income:
Unrealized gain (loss) on derivatives, net of income taxes	16,171	(764)
Less interest income (expense) on derivatives recognized into earnings, net of income taxes	1,233	(563)
Comprehensive income	$42,970	$9,681

Sunrun Inc.
Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Three Months Ended March 31,
	2018	2017
Operating activities:
Net loss	$(91,420)	$(75,155)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization, net of amortization of deferred grants	36,186	29,948
Deferred income taxes	8,203	5,399
Stock-based compensation expense	10,694	5,874
Interest on pass-through financing obligations	3,099	3,118
Reduction in pass-through financing obligations	(5,028)	(4,552)
Other noncash losses and expenses	5,667	5,580
Changes in operating assets and liabilities:
Accounts receivable	(360)	3,465
Inventories	6,525	7,723
Prepaid and other assets	(6,746)	(9,819)
Accounts payable	(12,982)	(4,357)
Accrued expenses and other liabilities	(7,048)	(11,297)
Deferred revenue	7,456	6,593
Net cash used in operating activities	(45,754)	(37,480)
Investing activities:
Payments for the costs of solar energy systems	(163,190)	(159,754)
Purchases of property and equipment	(1,521)	(2,610)
Net cash used in investing activities	(164,711)	(162,364)
Financing activities:
Proceeds from state tax credits, net of recapture	(49)	13,388
Proceeds from issuance of recourse debt	2,000	57,400
Repayment of recourse debt	(2,000)	(54,000)
Proceeds from issuance of non-recourse debt	95,900	38,225
Repayment of non-recourse debt	(7,122)	(4,904)
Payment of debt fees	(3,880)	—
Proceeds from pass-through financing obligations	1,502	1,448
Contributions received from noncontrolling interests and redeemable noncontrolling interests	143,604	162,565
Distributions paid to noncontrolling interests and redeemable noncontrolling interests	(15,263)	(12,887)
Proceeds from exercises of stock options, net of withholding taxes paid on restricted stock units	(576)	(1,067)
Payment of finance lease obligations	(2,113)	(2,749)
Net cash provided by financing activities	212,003	197,419
Net change in cash and restricted cash	1,538	(2,425)
Cash and restricted cash, beginning of period	241,790	224,363
Cash and restricted cash, end of period	$243,328	$221,938
Supplemental disclosures of cash flow information
Cash paid for interest	$16,446	$9,347
Cash paid for taxes	$—	$—
Supplemental disclosures of noncash investing and financing activities
Purchases of solar energy systems and property and equipment included in accounts payable and accrued expenses	$17,233	$22,468
Purchases of solar energy systems included in non-recourse debt	$—	$12,873
Distributions payable to noncontrolling interests and redeemable noncontrolling interests	$15,134	$11,157
Right-of-use assets obtained in exchange for new finance lease liabilities	$99	$76

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
Sunrun acquires customers directly and through relationships with various solar and strategic partners (“Partners”). The Projects are constructed either by Sunrun or by Sunrun’s Partners and are owned by the Company. Sunrun’s customers enter into an agreement to utilize the solar system (“Customer Agreement”) which typically has an initial term of 20 years. Sunrun monitors, maintains and insures the Projects. The Company also sells solar energy systems and products, such as panels and racking and solar leads generated to customers.
The Company has formed various subsidiaries (“Funds”) to finance the development of Projects. These Funds, structured as limited liability companies, obtain financing from outside investors and purchase or lease Projects from Sunrun under master purchase or master lease agreements. The Company currently utilizes three legal structures in its investment Funds, which are referred to as: (i) pass-through financing obligations, (ii) partnership-flips and (iii) joint venture (“JV”) inverted leases.

Note 2. Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. As such, these unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s annual report on Form 10-K for the year ended December 31, 2017. The Company has restated certain prior period amounts to conform to the current period presentation as described in the Recently Issued and Adopted Accounting Standards section below. The results of the three months ended March 31, 2018 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2018 or other future periods.
The consolidated financial statements reflect the accounts and operations of the Company and those of its subsidiaries, including Funds, in which the Company has a controlling financial interest. The typical condition for a controlling financial interest ownership is holding a majority of the voting interests of an entity. However, a controlling financial interest may also exist in entities, such as variable interest entities (“VIEs”), through arrangements that do not involve controlling voting interests. In accordance with the provisions of Financial Accounting Standards Board (“FASB”), Accounting Standards Codification Topic 810 (“ASC 810”) Consolidation, the Company consolidates any VIE of which it is the primary beneficiary. The primary beneficiary, as defined in ASC 810, is the party that has (1) the power to direct the activities of a VIE that most significantly impact the VIE’s economic performance and (2) the obligation to absorb the losses of the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE. The Company evaluates its relationships with its VIEs on an ongoing basis to determine whether it continues to be the primary beneficiary. The consolidated financial statements reflect the assets and liabilities of VIEs that are consolidated. All intercompany transactions and balances have been eliminated in consolidation.
Reclassifications
Certain prior period amounts have been reclassified to conform to current period presentation.
Use of Estimates
The preparation of the consolidated financial statements requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes.

The Company regularly makes significant estimates and assumptions, including, but not limited to, for revenue recognition, constraints which result in variable consideration, and the discount rate used to adjust the promised amount of consideration for the effects of a significant financing component, the estimates that affect the collectability of accounts receivable, the valuation of inventories, the useful lives of solar energy systems, the useful lives of property and equipment, the valuation and useful lives of intangible assets, the effective interest rate used to amortize pass-through financing obligations, the discount rate used for operating and finance leases, the valuation of stock-based compensation, the determination of valuation allowances associated with deferred tax assets, the fair value of debt instruments disclosed and the redemption value of redeemable noncontrolling interests. The Company bases its estimates on historical experience and on various other assumptions believed to be reasonable. Actual results may differ from such estimates.
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
Revenues from external customers (including, but not limited to homeowners) for each group of similar products and services are as follows (in thousands):

	Three Months Ended March 31,
	2018	2017
Customer agreements	$61,649	$46,325
Incentives	5,341	2,765
Customer agreements and incentives	66,990	49,090

Solar energy systems	37,883	20,619
Products	39,490	35,400
Solar energy systems and product sales	77,373	56,019
Total revenue	$144,363	$105,109
Cash and Restricted Cash
The following table provides a reconciliation of cash, and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statement of cash flows. Cash and restricted cash consists of the following (in thousands):

	March 31, 2018	December 31, 2017
Cash	$203,189	$202,525
Restricted cash	40,139	39,265
Total	$243,328	$241,790
Restricted cash represents amounts related to replacement of solar energy system components and obligations under certain financing transactions.
Accounts Receivable
Accounts receivable consist of amounts due from customers as well as rebates due from government agencies and utility companies. Under Customer Agreements, the customers typically assign incentive rebates to the Company.
Unbilled receivables typically arise from fixed price escalators in long-term Customer Agreements which are included in the estimated transaction price and recognized as revenue evenly over the term. Such unbillable amounts become billable over time and will increase for an individual Customer Agreement when the billing rate is less than the average rate under the Customer Agreement and then the balance of the unbilled amount will gradually decrease to zero as amounts billed are greater than the amount recognized.

Accounts receivable, net consists of the following (in thousands):

	March 31, 2018	December 31, 2017
Customer receivables	$52,567	$59,263
Unbilled receivables	58,445	52,278
Other receivables	816	751
Rebates receivable	1,638	1,442
Allowance for doubtful accounts	(2,454)	(1,665)
Total	$111,012	$112,069
Deferred Revenue
When the Company receives consideration, or such consideration is unconditionally due, from a customer prior to delivering goods or services to the customer under the terms of a Customer Agreement, the Company records deferred revenue. Such deferred revenue consists of amounts for which the criteria for revenue recognition have not yet been met and includes amounts that are collected or assigned from customers, including upfront deposits and prepayments, and rebates. Deferred revenue relating to financing components represents the cumulative excess of interest expense recorded on financing component elements over the related revenue recognized to date and will eventually net to zero by the end of the initial term. Amounts received related to the sales of solar renewable energy credits (“SRECs”) which have not yet been delivered to the counterparty are recorded as deferred revenue.
The opening balance of deferred revenue was $525.4 million as of December 31, 2016. Deferred revenue consists of the following (in thousands):

	March 31, 2018	December 31, 2017
Under Customer Agreements:
Payments received	$523,475	$517,544
Financing component balance	32,494	30,736
	555,969	548,280

Under SREC contracts:
Payments received	14,314	14,805
Financing component balance	1,799	1,767
	16,113	16,572

Total	$572,082	$564,852

In the three months ended March 31, 2018 and 2017, the Company recognized revenue of $12.8 million and $11.5 million, respectively, from amounts included in deferred revenue at the beginning of the respective periods. Revenue allocated to remaining performance obligations represents contracted revenue that has not yet been recognized and includes deferred revenue as well as amounts that will be invoiced and recognized as revenue in future periods. Contracted but not yet recognized revenue was approximately $4.3 billion as of March 31, 2018, of which the Company expects to recognize approximately 6% over the next 12 months and the remainder thereafter through the next 20 years. The annual amount of recognition of the existing deferred revenue balance at March 31, 2018 is not expected to vary significantly over the next 10 years, and then it is expected to gradually decline as the 20 year initial term expires on individual Customer Agreements.

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
Revenue Recognition
The Company recognizes revenue when control of goods or services is transferred to its customers, in an amount that reflects the consideration it expected to be entitled to in exchange for those goods or services.
Customer agreements and incentives
Customer agreements and incentives revenue is primarily comprised of revenue from Customer Agreements in which the Company provides continuous access to a functioning solar system and revenue from the sales of SRECs generated by the Company’s solar energy systems to third parties.
The Company begins to recognize revenue on Customer Agreements when permission to operate (“PTO”) is given by the local utility company or on the date daily operation commences if utility approval is not required. Revenue recognition does not necessarily follow the receipt of cash. The Company recognizes revenue evenly over the time that it satisfies its performance obligations over the initial term of the Customer Agreements. Customer Agreements typically have an initial term of 20 years and include an option to renewal for up to 10 additional years.
SREC revenue arises from the sale of environmental credits generated by solar energy systems and is generally recognized upon delivery of the SRECs to the counterparty.
In determining the transaction price, the Company adjusts the promised amount of consideration for the effects of the time value of money when the timing of payments provides it with a significant benefit of financing the transfer of goods or services to the customer. In those circumstances, the contract contains a significant financing component. When adjusting the promised amount of consideration for a significant financing component, the Company uses the discount rate that would be reflected in a separate financing transaction between the entity and its customer at contract inception and recognizes the revenue amount on a straight-line basis over the term of the Customer Agreement, and interest expense using the effective interest rate method.
Consideration from customers is considered variable due to the performance guarantee under Customer Agreements, and liquidating provisions under SREC contracts. Performance guarantees provide a credit to the customer if the system's cumulative production, as measured on various PTO anniversary dates, is below the Company's guarantee of a specified minimum. Revenue is recognized to the extent it is probable that a significant reversal of such revenue will not occur.
The Company capitalizes incremental costs incurred to obtain a contract in Other Assets in the consolidated balance sheets. These amounts are amortized on a straight-line basis over the term of the Customer Agreements, and are included in Sales and marketing in the consolidated statements of operations.
Solar energy systems and product sales
For solar energy systems sold to customers, the Company recognizes revenue when the solar energy system passes inspection by the authority having jurisdiction. The Company’s installation projects are typically completed in a short period of time.
Product sales consist of solar panels, racking systems, inverters, other solar energy products sold to resellers and customer leads. Product sales revenue is recognized at the time when control is transferred, generally upon shipment. Consideration from customers is considered variable when volume discounts are given to customers, and are recorded as a reduction of revenue. Customer lead revenue, included in product sales, is recognized at the time the lead is delivered.

Taxes assessed by government authorities that are directly imposed on revenue producing transactions are excluded from solar energy systems and product sales.
Cost of Revenue
Customer agreements and incentives
Cost of revenue for customer agreements and incentives is primarily comprised of the (1) depreciation of the cost of the solar energy systems, as reduced by amortization of deferred grants, (2) solar energy system operations, monitoring and maintenance costs including associated personnel costs, and (3) allocated corporate overhead costs. Upon adoption of Accounting Standards Update ("ASU") No. 2014-09 Revenue from Contracts with Customers (Topic 606), the Company no longer records initial direct costs from the origination of Customer Agreements. Instead, the Company records costs to obtain a contract as described in Revenue Recognition above.
Solar energy systems and product sales
Cost of revenue for solar energy systems and non-lead generation product sales consist of direct and indirect material and labor costs for solar energy systems installations and product sales. Also included are engineering and design costs specific to an individual customer project, estimated warranty costs, freight costs, allocated corporate overhead costs, vehicle depreciation costs and personnel costs associated with supply chain, logistics, operations management, safety and quality control. Cost of revenue for lead generations consists of costs related to direct-response advertising activities associated with generating customer leads.
Recently Issued and Adopted Accounting Standards
Accounting standards adopted January 1, 2018 causing restatement of prior periods:
In May 2014, the FASB issued ASU No. 2014-09 Revenue from Contracts with Customers (Topic 606). The standard establishes a single revenue recognition model for all contracts with customers, eliminates industry specific requirements, and expands disclosure requirements. The Company adopted Topic 606 effective January 1, 2018, using the full retrospective method, which required the Company to restate each prior reporting period presented. The Company has elected to use the practical expedient under Topic 606 and has excluded disclosures of transaction prices allocated to remaining performance obligations and when the Company expects to recognize such revenue for all periods prior to the date of initial application.
In February 2016, the FASB issued ASU No. 2016-02 to replace existing lease guidance with ASC 842. ASC 842 changes how the definition of a lease is applied and judgment may be required in applying the definition of a lease to certain arrangements. The Company elected to early adopt the standard effective January 1, 2018 concurrent with the adoption of Topic 606 related to revenue recognition, using the modified retrospective approach at the beginning of the earliest comparative period presented in the financial statements, which required the Company to restate each prior reporting period presented.
Upon the adoption of ASC 842, the Company's Customer Agreements are accounted for under Topic 606 due to changes in the definition of a lease under ASC 842 when the Company was considered a lessor. For operating leases in which the Company is the lessee, the Company concluded that all existing operating leases under ASC 840 continue to be classified as operating leases under ASC 842, and all existing capital leases under ASC 840 are classified as finance leases under ASC 842. The Company has lease agreements with lease and non-lease components, which are generally accounted for as a single lease component. The Company accounts for short-term leases on a straight-line basis over the lease term.
Under Topic 606, total consideration for Customer Agreements, including price escalators and performance guarantees, is estimated and recognized over the term of the Customer Agreement. This accounting for price escalators creates an unbilled receivable balance for the first half of the Customer Agreement which is then reduced over the second half. Customer Agreements and SRECs with a prepaid element are deemed to include a significant financing component, as defined under Topic 606, which increases both revenue and interest expense. For pass-through financing obligation funds which report investment tax credit ("ITC") revenue, the ITC revenue is now recognized in full at PTO. SREC revenues are estimated net of any variable consideration related to possible liquidated damages, and recognized upon delivery of SRECs to the counterparty. The accounting did not materially differ for revenue currently recognized as "Solar energy systems and product sales." The adoption of Topic 606 also resulted in an adjustment to the Company's deferred tax liabilities, and impacted the analysis of the realizability of deferred tax assets, resulting in the release of valuation allowance related to state deferred tax assets.
In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230), Restricted Cash, which requires a statement of cash flows to present the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash and restricted cash equivalents. The Company adopted Topic 230 effective January 1, 2018, using the retrospective transition method, which required the Company to restate each prior reporting period presented. As a result, the Company no longer presents transfers between cash and restricted cash in the consolidated cash flow statements.
Adjustments to Previously Reported Financial Statements from the Adoption of Accounting Standards
The primary impact of adopting Topic 606 and ASC 842 includes the recognition of revenue from Customer Agreements, and certain incentives revenue, namely SRECs and ITCs. Previously, under ASC 840, the Company recognized revenue related to certain Customer Agreements as contingent revenue when earned. Under Topic 606, the Company has a continuous obligation to provide fully functional systems that provide electricity over the term of the Customer Agreement, and recognizes revenue evenly over the term of the Customer Agreements taking into account price escalators and performance guarantees when estimating variable consideration. Previously, the Company recognized revenue related to the sale of SRECs to the extent the cumulative value of delivered SRECs per contract exceeded any possible liquidated damages for non-delivery, if any. Under Topic 606, the Company estimates revenue net of any variable consideration related to possible liquidated damages, and recognizes revenue upon delivery of SRECs to the counterparty. Under Topic 605 and ASC 840, the Company previously reported ITC revenue over five years: following when the related solar system was granted PTO, with one-fifth of the monetized ITCs recognized on each anniversary of the solar energy systems' PTO date. Under Topic 606, the Company recognizes ITC revenue in full at PTO. Previously, under ASC 840, the Company capitalized direct and incremental costs as a component of Solar systems, net on the consolidated balance sheets. Under Topic 606, the Company capitalizes incremental costs incurred to obtain a contract in Other Assets in the consolidated balance sheets. These amounts are amortized on a straight-line basis over the term of the Customer Agreements, and are included in Sales and marketing in the consolidated statements of operations.

In addition to the impact of revenue recognition related to Customer Agreements, the impact of adopting ASC 842 includes a change in accounting for leases when the Company is the lessee, primarily the inclusion of right-of use ("ROU") assets included in Other Assets on the consolidated balance sheets, and operating lease liabilities included in Accrued expenses and other liabilities and Other liabilities on the consolidated balance sheets. The income tax impact as a result of the adoption of ASC 842 was immaterial.
The following table presents the effect of the adoption of Topic 606 and ASC 842 on the Company's condensed consolidated balance sheet as of December 31, 2017 (in thousands):

	December 31, 2017
	Previously Reported	Adoption Impact	Restated

Accounts receivable, net of allowances for doubtful accounts	$76,198	$35,871	$112,069
Solar energy systems, net	3,319,708	(158,138)	3,161,570
Other assets	37,225	157,529	194,754
Accrued expenses and other liabilities	85,639	11,591	97,230
Deferred revenue, current portion	77,310	(34,701)	42,609
Deferred grants, current portion	8,269	(76)	8,193
Pass-through financing obligation, current portion	6,087	(700)	5,387
Deferred revenue, net of current portion	584,427	(62,184)	522,243
Deferred grants, net of current portion	228,603	(1,084)	227,519
Pass-through financing obligation, net of current portion	138,124	(5,301)	132,823
Other liabilities	13,520	29,223	42,743
Deferred tax liabilities	59,131	23,988	83,119
Redeemable noncontrolling interests	123,737	64	123,801
Additional paid-in capital	684,141	(1,191)	682,950
Retained earnings	131,959	70,775	202,734
Noncontrolling interests	354,076	4,858	358,934
The following table presents the effect of the adoption of Topic 606 and ASC 842 on the Company's condensed consolidated statement of operations for the three months ended March 31, 2017 (in thousands except per share amounts):

	Three Months Ended March 31, 2017
	Previously Reported	Adoption Impact	Restated

Revenue: Customer agreements and incentives	$48,098	$992	$49,090
Cost of customer agreements and incentives	44,336	(1,723)	42,613
Sales and marketing	31,676	1,456	33,132
General and administrative	24,621	(13)	24,608
Interest expense, net	15,277	5,281	20,558
Income tax expense	7,338	(1,938)	5,400
Net loss	(73,084)	(2,071)	(75,155)
Net loss attributable to noncontrolling interests and redeemable noncontrolling interests	(85,811)	774	(85,037)
Net income available to common stockholders	12,727	(2,845)	9,882
Basic net income per share available to common stockholders	0.12	(0.03)	0.09
Diluted net income per share available to common stockholders	0.12	(0.03)	0.09
The following table presents the effect of the adoption of Topic 230, Topic 606 and ASC 842 on the Company's condensed consolidated statement of cash flows for the three months ended March 31, 2017 (in thousands):

	Three Months Ended March 31, 2017
	Previously Reported	Adoption Impact	Restated

Net loss	$(73,084)	$(2,071)	$(75,155)
Net cash used in operating activities	(29,107)	(8,373)	(37,480)
Net cash used in investing activities	(170,759)	8,395	(162,364)
Net cash provided by financing activities	197,293	126	197,419
Net change in cash and restricted cash	(2,573)	148	(2,425)
Cash and restricted cash, beginning of period	206,364	17,999	224,363
Cash and restricted cash, end of period	203,791	18,147	221,938
Accounting standards to be adopted:
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

Note 3. Fair Value Measurement
At March 31, 2018 and December 31, 2017, the carrying value of receivables, accounts payable, accrued expenses and distributions payable to noncontrolling interests approximates fair value due to their short-term nature and fall under the Level 2 hierarchy. The carrying values and fair values of debt instruments are as follows (in thousands):

	March 31, 2018		December 31, 2017
	Carrying Value	Fair Value	Carrying Value	Fair Value
Bank line of credit	$247,000	$247,000	$247,000	$247,000
Senior debt	899,979	899,710	808,455	807,698
Subordinated debt	112,232	111,094	111,488	111,095
Securitization debt	94,546	93,895	95,821	96,999
SREC Loans	30,272	30,272	32,181	32,181
Total	$1,384,029	$1,381,971	$1,294,945	$1,294,973
At March 31, 2018 and December 31, 2017, the fair value of the Company’s lines of credit, and certain senior, subordinated, and SREC loans approximate their carrying values because their interest rates are variable rates that approximate rates currently available to the Company. At March 31, 2018 and December 31, 2017, the fair value of the Company’s other debt instruments are based on rates currently offered for debt with similar maturities and terms. The Company’s fair value of the debt instruments fell under the Level 3 hierarchy. These valuation approaches involve some level of management estimation and judgment, the degree of which is dependent on the price transparency for the instruments or market.
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
At March 31, 2018 and December 31, 2017, financial instruments measured at fair value on a recurring basis, based upon the fair value hierarchy are as follows (in thousands):

	March 31, 2018
	Level 1	Level 2	Level 3	Total
Derivative assets:
Interest rate swaps	$—	$15,897	$—	$15,897
Total	$—	$15,897	$—	$15,897
Derivative liabilities:
Interest rate swaps	$—	$817	$—	$817
Total	$—	$817	$—	$817

	December 31, 2017
	Level 1	Level 2	Level 3	Total
Derivative assets:
Interest rate swaps	$—	$1,917	$—	$1,917
Total	$—	$1,917	$—	$1,917
Derivative liabilities:
Interest rate swaps	$—	$8,568	$—	$8,568
Total	$—	$8,568	$—	$8,568

Note 4. Inventories
Inventories consist of the following (in thousands):

	March 31, 2018	December 31, 2017
Raw materials	$82,134	$87,927
Work-in-process	5,768	6,500
Total	$87,902	$94,427

Note 5. Solar Energy Systems, net
Solar energy systems, net consists of the following (in thousands):

	March 31, 2018	December 31, 2017
Solar energy system equipment costs	$3,293,697	$3,124,407
Inverters	333,822	317,390
Total solar energy systems	3,627,519	3,441,797
Less: accumulated depreciation and amortization	(430,780)	(399,280)
Add: construction-in-progress	89,065	119,053
Total solar energy systems, net	$3,285,804	$3,161,570

All solar energy systems, construction-in-progress and inverters have been leased to or are subject to signed Customer Agreements with customers. The Company recorded depreciation expense related to solar energy systems of $32.4 million and $25.8 million for the three months ended March 31, 2018 and 2017, respectively. The depreciation expense was reduced by the amortization of deferred grants of $1.9 million and $2.0 million for the three months ended March 31, 2018 and 2017, respectively.
Note 6. Other Assets
Other assets consist of the following (in thousands):

	March 31, 2018	December 31, 2017
Costs to obtain contracts	$169,266	$157,970
Accumulated amortization of costs to obtain contracts	(18,361)	(16,485)
Operating lease right-of-use assets	24,451	25,465
Other assets	46,179	27,804
Total	$221,535	$194,754
The Company recorded amortization of costs to obtain contracts of $1.9 million and $1.5 million for three months ended March 31, 2018 and 2017, respectively, in the sales and marketing expense.

Note 7. Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consist of the following (in thousands):

	March 31, 2018	December 31, 2017
Accrued employee compensation	$27,267	$28,698
Operating lease obligations	9,056	9,202
Accrued interest	6,927	6,054
Accrued professional fees	4,508	5,837
Other accrued expenses	45,035	47,439
Total	$92,793	$97,230

Note 8. Indebtedness
As of March 31, 2018, debt consisted of the following (in thousands, except percentages):

	Carrying Values, net of debt discount			Unused Borrowing Capacity	Interest Rate (1)	Maturity Date
	Current	Long Term	Total
Recourse debt:
Bank line of credit	$—	$247,000	$247,000	$406	4.98% - 5.24%	April 2020
Total recourse debt	$—	$247,000	$247,000	$406

Non-recourse debt:
Senior	4,224	895,755	899,979	6,413	3.90% - 5.30%	September 2020 - October 2024
Subordinated	2,296	109,936	112,232	—	6.71% - 7.70%	September 2020 - October 2024
Securitization Class A	3,589	80,968	84,557	—	4.40%	July 2024
Securitization Class B	446	9,543	9,989	—	5.38%	July 2024
SREC Loans	18,091	12,181	30,272	4,402	7.41%	July 2021
Total non-recourse debt	$28,646	$1,108,383	$1,137,029	$10,815
Total debt	$28,646	$1,355,383	$1,384,029	$11,221

(1)	Reflects contractual, unhedged rates. See Note 9, Derivatives for hedge rates.

As of December 31, 2017, debt consisted of the following (in thousands, except percentages):

	Carrying Values, net of debt discount			Unused Borrowing Capacity	Interest Rate	Maturity Date
	Current	Long Term	Total
Recourse debt:
Bank line of credit	$—	$247,000	$247,000	$406	4.58% - 4.87%	April 2018
Total recourse debt	$—	$247,000	$247,000	$406

Non-recourse debt:
Senior	3,561	804,894	808,455	12,758	3.63% - 4.69%	September 2020 - October 2024
Subordinated	4,301	107,187	111,488	27	6.36% - 7.13%	September 2020 - October 2024
Securitization Class A	3,534	82,203	85,737	—	4.40%	July 2024
Securitization Class B	440	9,644	10,084	—	5.38%	July 2024
SREC Loans	9,693	22,488	32,181	—	7.28%	July 2021
Total non-recourse debt	$21,529	$1,026,416	$1,047,945	$12,785
Total debt	$21,529	$1,273,416	$1,294,945	$13,191

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
Under the terms of the working capital facility, the Company is required to meet various restrictive covenants, such as the completion and presentation of audited consolidated financial statements, maintaining a minimum unencumbered liquidity of at least $30 million at the end of each calendar month and maintaining a minimum interest coverage ratio of 3.00 or greater, measured quarterly as of the last day of each quarter. The Company was in compliance with all debt covenants as of March 31, 2018. As of March 31, 2018, the balance under this facility was $247.0 million with a maturity date in April 2020.
Syndicated Credit Facilities
Each of the Company's syndicated credit facilities contain customary covenants including the requirement to maintain certain financial measurements and provide lender reporting. Each of the syndicated credit facilities also contain certain provisions in the event of default which entitle lenders to take certain actions including acceleration of amounts due under the facilities and acquisition of membership interests and assets that are pledged to the lenders under the terms of the credit facilities. The facilities are non-recourse to the Company and are secured by net cash flows from Customer Agreements less certain operating, maintenance and other expenses which are available to the borrower after distributions to tax equity investors. The Company was in compliance with all debt covenants as of March 31, 2018.
As of March 31, 2018, certain subsidiaries of the Company have an outstanding balance of $286.4 million on secured credit facilities that were syndicated with various lenders due in October 2024. The credit facilities totaled $303.0 million and consisted of $293.0 million in term loans, and a $10.0 million revolving debt service reserve letter of credit facility. Term Loan A ("TLA") is a senior delayed draw term loan that bears interest at LIBOR +2.75% per annum for LIBOR loans or the Base Rate +1.75% per annum on Base Rate loans. Term Loan B ("TLB") is subordinated debt and consists of a Class A portion which accrues interest at a fixed interest rate of 7.03% per annum and a Class B portion which accrues interest at LIBOR +5.00% per annum or the Base Rate +4.00% per annum. The Base Rate is the highest of the Federal Funds Rate +0.50%, the Prime Rate, or LIBOR +1.00%. Under TLA, prepayments are permitted with no penalties.  Under TLB, prepayments are permitted with associated penalties ranging from 0% - 5% depending on the timing of prepayments.

As of March 31, 2018, certain subsidiaries of the Company have an outstanding balance of $183.5 million on senior secured credit facilities that were syndicated with various lenders due in April 2024. These facilities are subject to the National Grid project equity transaction. The credit facilities totaled $202.0 million and consisted of a $195.0 million senior delayed draw term loan facility and a $7.0 million revolving debt service reserve letter of credit facility. Loans under the facility bear interest at LIBOR +2.25% per annum, as amended, for the remainder of the initial four-year period for LIBOR loans or the Base Rate +1.25% per annum for Base Rate Loans. The Base Rate is the highest of the Federal Funds Rate +0.50%, the Prime Rate, or LIBOR +1.00%. The facilities are non-recourse to the Company and are secured by net cash flows from Customer Agreements and SRECs, less certain operating, maintenance and other expenses which are available to the borrower after distributions to tax equity investors. Prepayments are permitted under the delayed draw term loan facility.
As of March 31, 2018, certain subsidiaries of the Company have an outstanding balance of $214.3 million on secured credit facilities agreements, as amended, with a syndicate of banks due in March 2023. The facilities totaled $340.0 million and consisted of a revolving aggregation facility (“Aggregation Facility”), a term loan ("Term Loan") and a revolving debt service reserve letter of credit facility. As permitted by the amendment, the Company increased the total commitments available to $595.0 million in April 2018. Senior loans under the Aggregation Facility bear interest at LIBOR +2.50% per annum for the initial three-year revolving availability period, stepping up to LIBOR +2.75% per annum in the following two-year period. The subordinated Term Loan bears interest at LIBOR +5.00% per annum for the first three-year period, stepping up to LIBOR +6.50% per annum thereafter. Term Loan prepayment penalties range from 0% - 1% depending on the timing of prepayments.
As of March 31, 2018, certain subsidiaries of the Company have an outstanding balance of $162.6 million on secured credit facilities agreements with a syndicate of banks due in December 2021. The facilities totaled $195.4 million and consisted of a senior term loan (“Term Loan A”), a working capital revolver commitment and a revolving debt service reserve letter of credit facility which draws are solely for the purpose of satisfying the required debt service reserve amount if necessary. Loans under Term Loan A bear interest at LIBOR +2.75% per annum, stepping up to LIBOR +3.00% per annum on the fourth anniversary. The facilities also include a subordinated term loan (“Term Loan B”) which bears interest at LIBOR +5.00% per annum. Prepayments are permitted under Term Loan A and Term Loan B at par without premium or penalty.
Senior Debt
As of March 31, 2018, a subsidiary of the Company has an outstanding balance of $110.9 million on a revolving loan facility due in September 2020. The facility is secured by the assets and related net cash flow of this subsidiary and is non-recourse to the Company's other assets. Loans under the facility bear interest at LIBOR +2.75% per annum for the senior secured loan, and LIBOR +5.50% per annum for the subordinated loan. The Company was in compliance with all debt covenants as of March 31, 2018.
As of March 31, 2018, a subsidiary of the Company has an outstanding balance of $23.7 million on a term loan due in April 2022. The loan is secured by the assets and related net cash flow of this subsidiary and is non-recourse to the Company’s other assets. The Company was in compliance with all debt covenants as of March 31, 2018.
As of March 31, 2018, a subsidiary of the Company has an outstanding balance of $11.8 million on a non-recourse loan due in September 2022. The loan is secured by substantially all of the assets of the subsidiary including this subsidiary’s membership interests and assets in its investment funds. The loan contains certain provisions in the event of default which entitles the lender to take certain actions including acceleration of amounts due under the loan. Loans under this facility bear interest at LIBOR +3.00% per annum. The financing agreement requires the Company to maintain certain financial covenants. At March 31, 2018, the Company was not in compliance with the interest rate hedging agreement that resulted in hedging greater than 100% of the aggregate principal amount; however, a waiver was obtained from the lender for this instance of noncompliance, and the noncompliance has been remedied.
As of March 31, 2018, a subsidiary of the Company has an outstanding balance of $19.0 million on a secured, non-recourse loan agreement due in September 2022. The loan will be repaid through cash flows from a pass-through financing obligation arrangement previously entered into by the Company. The loan agreement contains customary covenants including the requirement to maintain certain financial measurements and provide lender reporting. The loan also contains certain provisions in the event of default which entitles the lender to take certain actions including acceleration of amounts due under the loan. Loans under this facility bear interest at LIBOR +2.25% per annum. The Company was in compliance with all debt covenants as of March 31, 2018.

Securitization Loans
As of March 31, 2018, a subsidiary of the Company has an outstanding balance of $94.5 million on solar asset-backed notes ("Notes") secured by associated customer contracts (“Solar Assets”) held by a special purpose entity (“Issuer”). As of March 31, 2018 and December 31, 2017, these Solar Assets had a carrying value of $170.6 million and $172.8 million, respectively, and are included under solar energy systems, net, in the consolidated balance sheets. The Company was in compliance with all debt covenants as of March 31, 2018.
SREC Loans
As of March 31, 2018, a subsidiary of the Company has an outstanding balance of $30.3 million on a secured credit agreement with a weighted average interest rate of 7.41% and 7.28% as of March 31, 2018 and December 31, 2017, respectively. The facility is non-recourse to the Company and is secured by substantially all of the assets of such subsidiary, including its rights in and the net cash flows from the generation of contracted and uncontracted SRECs by certain subsidiaries of the Company. Loans under the facility bear interest at LIBOR +5.50% per annum for contracted SRECs and LIBOR +9.00% per annum for uncontracted SRECs. The facility contains customary covenants including the requirement to provide lender reporting. The Company guarantees the delivery of SRECs on the subsidiary’s underlying contracts in the event of a delivery shortfall pursuant to the SREC contracts with counterparties. The Company does not guarantee payments of principal or interest on the loan. The credit facility also contains certain provisions in the event of default which entitles the lender to take certain actions including acceleration of amounts due under the facilities. The Company was in compliance with all debt covenants as of March 31, 2018.

Note 9. Derivatives
Interest Rate Swaps
The Company uses interest rate swaps to hedge variable interest payments due on certain of its term loans and aggregation facility. These swaps allow the Company to incur fixed interest rates on these loans and receive payments based on variable interest rates with the swap counterparty based on the one or three month LIBOR on the notional amounts over the life of the swaps.
The interest rate swaps have been designated as cash flow hedges. The credit risk adjustment associated with these swaps is the risk of non-performance by the counterparties to the contracts. In the three months ended March 31, 2018, the hedge relationships on the Company’s interest rate swaps have been assessed as highly effective as the critical terms of the interest rate swaps match the critical terms of the underlying forecasted hedged transactions. Accordingly, changes in the fair value of these derivatives are recorded as a component of accumulated other comprehensive income, net of income taxes. Changes in the fair value of these derivatives are subsequently reclassified into earnings, and are included in interest expense, net in the Company’s statements of operations, in the period that the hedged forecasted transactions affects earnings.
The Company recorded an unrealized gain of $16.2 million and unrealized loss of $0.8 million for the three months ended March 31, 2018 and 2017, respectively, net of applicable tax expense of $5.5 million and tax benefit of $0.5 million, respectively. The Company recognized into earnings a decrease to interest expense on derivatives of $1.2 million and interest expense of $0.6 million for the three months ended March 31, 2018 and 2017, respectively, net of tax benefit of $0.4 million and tax expense of $0.4 million for the three months ended March 31, 2018 and 2017. During the next twelve months, the Company expects to reclassify $0.2 million of net gains on derivative instruments from accumulated other comprehensive income to earnings. There were no undesignated derivative instruments recorded by the Company as of March 31, 2018.

At March 31, 2018, the Company had designated derivative instruments classified as derivative assets as reported in other assets of $15.9 million and derivative liabilities as reported in other liabilities of $0.8 million in the Company’s balance sheet. At December 31, 2017, the Company had designated derivative instruments classified as hedges of variable interest payments as derivative assets that are reported in other assets of $1.9 million and derivative liabilities as reported in other liabilities of $8.6 million in the Company’s balance sheet. At March 31, 2018, the Company had the following derivative instruments (in thousands, other than quantity and interest rates):

Type	Quantity	Effective Dates	Maturity Dates	Hedge Interest Rates	Notional Amount	Adjusted Fair Market Value
Interest rate swaps	2	4/29/2016 - 12/30/2016	8/31/2022 - 9/30/2022	1.27%- 2.37%	$27,256	$715
Interest rate swaps	10	7/31/2017 - 1/31/2019	4/30/2024 - 10/31/2024	2.16%- 2.69%	$335,740	$6,259
Interest rate swaps	4	4/30/2015	10/31/2028	2.17%-2.18%	$124,637	$4,365
Interest rate swap	1	9/20/2020	6/20/2030	2.57%	$67,013	$551
Interest rate swap	1	9/30/2022	9/30/2031	3.23%	$9,435	$(156)
Interest rate swap	1	9/20/2020	4/20/2032	2.60%	$33,409	$287
Interest rate swaps	5	1/31/2019 - 10/31/2024	7/31/2034	2.48% - 3.04%	$144,379	$1,645
Interest rate swaps	5	7/31/2017 - 4/30/2024	7/31/2035	2.56% - 2.95%	$150,175	$722
Interest rate swaps	5	1/31/2018 - 10/18/2024	10/31/2036	2.62% - 2.95%	$182,267	$690

Note 10. Pass-through Financing Obligations
The Company's pass-through financing obligations ("financing obligations") arise when the Company leases solar energy systems to Fund investors under a master lease agreement, and these investors in turn are assigned the Customer Agreements with customers. The Company receives all of the value attributable to the accelerated tax depreciation and some or all of the value attributable to the other incentives. The Company assigns to the Fund investors the value attributable to the ITC and, for the duration of the master lease term, the long-term recurring customer payments. Given the assignment of the operating cash flows, these arrangements are accounted for as financing obligations.
Under these financing obligation arrangements, wholly owned subsidiaries of the Company finance the cost of solar energy systems with investors for an initial term of 20 – 25 years. The solar energy systems are subject to Customer Agreements with an initial term not exceeding 20 years. These solar energy systems are reported under the line item solar energy systems, net in the consolidated balance sheets. As of March 31, 2018 and December 31, 2017, the cost of the solar energy systems placed in service under the financing obligations was $463.3 million and $464.2 million, respectively. The accumulated depreciation related to these assets as of March 31, 2018 and December 31, 2017 was $67.7 million and $63.7 million, respectively.
The investors make a series of large up-front payments and, in certain cases, subsequent smaller quarterly payments (lease payments) to the subsidiaries of the Company. The Company accounts for the payments received from the investors under the arrangements as borrowings by recording the proceeds received as financing obligations. These financing obligations are reduced over a period of approximately 20 years by customer payments under the Customer Agreements, U.S. Treasury grants (where applicable), incentive rebates (where applicable), the fair value of the ITCs monetized (where applicable) and proceeds from the contracted resale of SRECs as they are received by the investor. Under this approach, the Company accounts for the Customer Agreements and any related U.S. Treasury grants or incentive rebates as well the resale of SRECs consistent with the Company’s revenue recognition accounting policies as described in Note 2, Summary of Significant Accounting Policies.
Interest is calculated on the financing obligations using the effective interest rate method. The effective interest rate, which is adjusted on a prospective basis, is the interest rate that equates the present value of the estimated cash amounts, including ITCs, to be received by the investor over the lease term with the present value of the cash amounts paid by the investor to the Company, adjusted for amounts received by the investor. The financing obligations are nonrecourse once the associated assets have been placed in service and all the contractual arrangements have been assigned to the investor.

Under the majority of the financing obligations, the investor has a right to extend its right to receive cash flows from the customers beyond the initial term in certain circumstances. Depending on the arrangement, the Company has the option to settle the outstanding financing obligation on the ninth or eleventh anniversary at a price equal to the higher of (a) the fair value of future remaining cash flows or (b) the amount that would result in the investor earning their targeted return. In several of these financing obligations, the investor has an option to require repayment of the entire outstanding balance on the tenth anniversary at a price equal to the fair value of the future remaining cash flows.
In one arrangement the investor has a right, on June 30, 2019, to purchase all of the systems leased at a price equal to the higher of (a) the sum of the present value of the expected remaining lease payments due by the investor, discounted at 5%, and the fair market value of the Company’s residual interest in the systems as determined through independent valuation or (b) a set value per kilowatt applied to the aggregate size of all leased systems.
Under all financing obligations, the Company is responsible for services such as warranty support, accounting, lease servicing and performance reporting to customers. As part of the warranty and performance guarantee with customers, the Company guarantees certain specified minimum annual solar energy production output for the solar energy systems leased to the customers, which the Company accounts for as disclosed in Note 2, Summary of Significant Accounting Policies.

Note 11. VIE Arrangements
The Company consolidated various VIEs at March 31, 2018 and December 31, 2017. The carrying amounts and classification of the VIEs’ assets and liabilities included in the consolidated balance sheets are as follows (in thousands):

	March 31, 2018	December 31, 2017
Assets
Current assets
Cash	$144,822	$118,352
Restricted cash	5,991	2,699
Accounts receivable, net	62,233	57,402
Prepaid expenses and other current assets	694	917
Total current assets	213,740	179,370
Solar energy systems, net	2,525,977	2,385,329
Other assets	6,621	3,679
Total assets	$2,746,338	$2,568,378
Liabilities
Current liabilities
Accounts payable	$17,575	$15,929
Distributions payable to noncontrolling interests and redeemable noncontrolling interests	15,134	13,526
Accrued expenses and other liabilities	5,851	5,200
Deferred revenue, current portion	29,506	28,695
Deferred grants, current portion	1,018	1,021
Non-recourse debt, current portion	19,626	11,179
Total current liabilities	88,710	75,550
Deferred revenue, net of current portion	389,990	381,066
Deferred grants, net of current portion	29,052	29,385
Non-recourse debt, net of current portion	203,325	190,106
Other liabilities	136	1,848
Total liabilities	$711,213	$677,955

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
The Company holds certain variable interests in nonconsolidated VIEs established as a result of five pass-through financing obligation Fund arrangements as further explained in Note 10, Pass-through Financing Obligations. The Company does not have material exposure to losses as a result of its involvement with the VIEs in excess of the amount of the pass-through financing obligation recorded in the Company’s consolidated financial statements. The Company is not considered the primary beneficiary of these VIEs.

Note 12. Redeemable Noncontrolling Interests and Equity
As of March 31, 2018, the changes in redeemable noncontrolling interests, total stockholders’ equity and noncontrolling interests were as follows (in thousands):

	Redeemable Noncontrolling Interests	Total Stockholders' Equity	Noncontrolling Interests	Total Equity
Balance — December 31, 2017	$123,801	$881,582	$358,934	$1,240,516
Exercise of stock options	—	1,908	—	1,908
Issuance of restricted stock units, net of tax withholdings	—	(2,484)	—	(2,484)
Stock based compensation	—	10,703	—	10,703
Contributions from noncontrolling interests and redeemable noncontrolling interests	31,103	—	112,501	112,501
Distributions to noncontrolling interests and redeemable noncontrolling interests	(2,608)	—	(14,206)	(14,206)
Net income (loss)	(18,772)	28,032	(100,680)	(72,648)
Other comprehensive loss, net of taxes	—	14,938	—	14,938
Balance — March 31, 2018	$133,524	$934,679	$356,549	$1,291,228
The carrying value of redeemable noncontrolling interests was greater than the redemption value except for six Funds at March 31, 2018 and December 31, 2017 where the carrying value has been adjusted to the redemption value.
As of March 31, 2017, the changes in redeemable noncontrolling interests, total stockholders’ equity and noncontrolling interests were as follows (in thousands):

	Redeemable Noncontrolling Interests	Total Stockholders' Equity	Noncontrolling Interests	Total Equity
Balance — December 31, 2016	$140,996	$742,771	$252,957	$995,728
Cumulative effect of adoption of ASU 2016-16 and ASU 2016-09	—	2,996	—	2,996
Exercise of stock options	—	101	—	101
Issuance of restricted stock units, net of tax withholdings	—	(1,168)	—	(1,168)
Stock based compensation	—	5,887	—	5,887
Contributions from noncontrolling interests and redeemable noncontrolling interests	35,168	—	130,144	130,144
Distributions to noncontrolling interests and redeemable noncontrolling interests	(3,843)	—	(9,547)	(9,547)
Net income (loss)	(28,857)	9,882	(56,180)	(46,298)
Other comprehensive loss, net of taxes	—	(201)	—	(201)
Balance — March 31, 2017	$143,464	$760,268	$317,374	$1,077,642

Note 13. Stock-Based Compensation
Stock Options

The following table summarizes the activity for all stock options under all of the Company’s equity incentive plans for the three months ended March 31, 2018 (shares and aggregate intrinsic value in thousands):

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2017	16,268	$5.70	7.41	$14,832
Granted	1,188	8.05
Exercised	(443)	4.38
Cancelled / forfeited	(184)	8.30
Outstanding at March 31, 2018	16,829	$5.87	7.39	$53,592

Options vested and exercisable at March 31, 2018	8,964	$5.55	6.18	$31,957
Restricted Stock Units
The following table summarizes the activity for all restricted stock units (“RSUs”) under all of the Company’s equity incentive plans for the three months ended March 31, 2018 (shares in thousands):

	Number of Awards	Weighted Average Grant Date Fair Value
Unvested balance at December 31, 2017	5,330	$5.82
Granted	1,452	7.77
Issued	(888)	6.93
Cancelled / forfeited	(406)	5.41
Unvested balance at March 31, 2018	5,488	$6.19
Employee Stock Purchase Plan
Under the Company's amended 2015 Employee Stock Purchase Plan ("ESPP"), eligible employees are offered shares bi-annually through a 24 month offering period which encompasses four six month purchase periods. Each purchase period begins on the first trading day on or after May 15 and November 15 of each year. Employees may purchase a limited number of shares of the Company’s common stock via regular payroll deductions at a discount of 15% of the lower of the fair market value of the Company’s common stock on the first trading date of each offering period or on the exercise date. Employees may deduct up to 15% of payroll, with a cap of $25,000 of fair market value of shares in any calendar year and 10,000 shares per employee per purchase period.
Stock-Based Compensation Expense
The Company recognized stock-based compensation expense, including ESPP expenses, in the consolidated statements of operations as follows (in thousands):

	Three Months Ended March 31,
	2018	2017
Cost of customer agreements and incentives	$611	$751
Cost of solar energy systems and product sales	170	114
Sales and marketing	4,150	1,917
Research and development	295	149
General and administration	5,468	2,943
Total	$10,694	$5,874

In August 2017, the Company entered into an agreement with an affiliate ("Contractor") of Comcast Corporation ("Comcast") whereby Contractor will receive lead or sales fees for new customers it brings to the Company over a 40-month term. The Company also issued Comcast a warrant to purchase up to 11,793,355 shares of the Company's common stock, at an exercise price of $0.01 per warrant share. The warrant initially vests 50.05% when both (i) Contractor has earned a lead or sales fee with respect to 30,000 of installed solar energy systems, and (ii) Contractor or its affiliates have spent at least $10.0 million in marketing and sales in connection with the agreement. Thereafter, the warrant will vest in five additional increments for each additional 6,000 installed solar energy systems.

Note 14. Income Taxes
The income tax expense rate for the three months ended March 31, 2018 and 2017 was (9.9)% and (7.7)%, respectively. The differences between the actual consolidated effective income tax rate and the U.S. federal statutory rate were primarily attributable to the allocation of losses on noncontrolling interests and redeemable noncontrolling interests, which assumes a hypothetical liquidation of these partnerships as of the reporting dates and therefore a deferred tax expense is calculated on the income available to common shareholders.
The Company sells solar energy systems to investment Funds. As the investment Funds are consolidated by the Company, the gain on the sale of the assets has been eliminated in the consolidated financial statements. These transactions are treated as intercompany sales and any tax expense incurred related to these sales prior to fiscal year 2017 was deferred.
Tax Reform
On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the "Tax Act"). The Tax Act makes broad and complex changes to the U.S. tax code that affected 2017, the current year and onwards, including, but not limited to, a reduction of the U.S. federal corporate tax rate from as high as 35% to 21%, net operating loss deduction limitations, interest expense limitations, revenue recognition changes and 100% disallowance of entertainment expense. The Company continues to analyze the Tax Act and implement relevant changes in the accounting for income taxes.
In addition on December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 ("SAB 118") which provides guidance on accounting for the tax effects of the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under ASC 740, Income Taxes, for the year ended December 31, 2017.  In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Tax Act for which the accounting under ASC 740 is complete.  The Company has determined that the deduction related to officers compensation and the new tax statute needs further analysis to make their final assessment. The Company is still within the measurement period as of Q1 2018 and no further conclusions have been made, as the Company reviews the law change and the impact to the Company.
Uncertain Tax Positions
As of March 31, 2018 and December 31, 2017, the Company had $1.5 million of unrecognized tax benefits related to an acquisition in 2015. In addition, there was $0.4 million and $0.4 million of interest and penalties for uncertain tax positions as of March 31, 2018 and December 31, 2017, respectively. Due to expiration of federal and California statute of limitations, the Company expects the total amount of gross unrecognized tax benefits will decrease by $1.2 million within the next 12 months. The Company has accounted for an indemnification asset that will be written down concurrently and recorded through operating expenses. The Company is subject to taxation and files income tax returns in the United States, and various state and local jurisdictions. Due to the Company’s net losses, substantially all of its federal, state and local income tax returns since inception are still subject to audit.
Net Operating Loss Carryforwards
As a result of the Company’s net operating loss carryforwards as of March 31, 2018 and December 31, 2017, the Company does not expect to pay income tax, including in connection with its income tax provision for the three months ended March 31, 2018 until the Company’s net operating losses are fully utilized. As of December 31, 2017, the Company’s federal and state net operating loss carryforwards were $700.3 million and $630.7 million, respectively. If not utilized, the federal net operating loss will begin to expire in the year 2028 and the state net operating losses will begin to expire in the year 2024.

Note 15. Commitments and Contingencies
Letters of Credit
As of March 31, 2018 and December 31, 2017, the Company had $13.4 million and $16.4 million, respectively, of unused letters of credit outstanding, which carry fees of 2.50% - 3.25% per annum.
Operating and Finance Leases
The Company leases real estate under non-cancellable-operating leases and equipment under finance leases.
The components of lease expense were as follows (in thousands):

	Three Months Ended March 31,
	2018	2017
Finance lease cost:
Amortization of right-of-use assets	$2,634	$2,824
Interest on lease liabilities	119	197
Operating lease cost	2,629	2,511
Short-term lease cost	201	103
Variable lease cost	777	685
Total lease cost	$6,360	$6,320
Other information related to leases was as follows (in thousands):

	Three Months Ended March 31,
	2018	2017
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$2,600	$2,523
Operating cash flows from finance leases	109	179
Financing cash flows from finance leases	2,159	2,802
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	1,117	3,360
Weighted average remaining lease term (years):
Operating leases	3.9	4.3
Finance leases	1.9	2.6
Weighted average discount rate:
Operating leases	4.1%	4.0%
Finance leases	3.1%	3.0%

Future minimum lease payments under non-cancellable leases as of March 31, 2018 were as follows (in thousands):

	Operating Leases	Finance Leases
2018	$9,914	$6,989
2019	6,734	3,750
2020	4,916	560
2021	3,424	210
2022	2,482	42
Thereafter	1,361	13
Total future lease payments	28,831	11,564
Less: Amount representing interest	(2,112)	(389)
Present value of future payments	26,719	11,175
Less: Current portion	(9,056)	(6,737)
Long-term portion	$17,663	$4,438
Purchase Commitment
In 2018, the Company entered into purchase commitments with multiple suppliers to purchase $265.6 million of photovoltaic modules and inverters over the next 24 months with the first modules delivered in January 2018.
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
On November 20, 2015, a putative class action captioned Slovin et al. v. Sunrun Inc. and Clean Energy Experts, LLC, Case No. 4:15-cv-05340, was filed in the United States District Court, Northern District of California. The complaint generally alleged violations of the Telephone Consumer Protection Act (the “TCPA”) on behalf of an individual and putative classes of persons alleged to be similarly situated. Plaintiffs filed a First Amended Complaint on December 2, 2015, and a Second Amended Complaint on March 25, 2016, also asserting individual and putative class claims under the TCPA. By Order entered on April 28, 2016, the Court granted the Company’s motion to strike the class allegations set forth in the Second Amended Complaint, and granted leave to amend. Plaintiffs filed a Third Amended Complaint on July 12, 2016 asserting individual and putative class claims under the TCPA. On October 12, 2016, the Court denied the Company’s motion to again strike the class allegations set forth in the Third Amended Complaint. On October 3, 2017, plaintiffs filed a motion for leave to file a Fourth Amended Complaint, seeking to, among other things, revise the definitions of the classes that plaintiffs seek to represent. The Company has opposed that motion, which remains pending before the Court. In each iteration of their complaint, plaintiffs seek statutory damages, equitable and injunctive relief, and attorneys’ fees and costs, on behalf of themselves and the absent classes. On April 12, 2018, the Company and Plaintiffs advised the Court that they reached a settlement in principle, and the Court vacated all deadlines relating to the motion for class certification. Plaintiffs are required to file any motion for preliminary approval by July 10, 2018.
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

On May 3, 2017, a purported shareholder class action captioned Fink, et al. v. Sunrun Inc., et al., Case No. 3:17-cv-02537, was filed in the United States District Court, Northern District of California, against the Company and certain of the Company’s directors and officers. The complaint generally alleges that the defendants violated Sections 10(b) and 20(a) of the Exchange Act of 1934, and Securities and Exchange Commission Rule 10b-5, by making false or misleading statements in connection with public filings made between September 15, 2015 and March 8, 2017 regarding the number of customers who canceled contracts after signing up for the Company’s home-solar energy system. The plaintiff seeks compensatory damages, including interest, attorney's fees, and costs, on behalf of all persons other than the defendants who purchased the Company's securities between September 16, 2015 and May 2, 2017. On May 4, 2017, a purported shareholder class action captioned Hall, et al. v. Sunrun Inc., et al., Case No. 3:17-cv-02571, was filed in the United States District Court, Northern District of California. On May 18, 2017, a purported shareholder class action captioned Sanogo, et al. v. Sunrun Inc., et al., Case No. 3:17-cv-02865, was filed in the United States District Court, Northern California District of California. The Hall and Sanogo complaints are substantially similar to the Fink complaint, and seeks similar relief against similar defendants on behalf of a substantially similar class. On August 23, 2017, the Fink, Hall, and Sanogo actions were consolidated, and on September 25, 2017, plaintiffs filed a consolidated amended complaint which alleges the same underlying violations as the original Fink, Hall and Sanogo complaints. On April 5, 2018, the court granted the Company’s motion to dismiss without prejudice. Plaintiffs filed a second amended complaint on May 3, 2018. The Company believes that the claims are without merit and intends to defend itself vigorously.
On June 29, 2017, a shareholder derivative complaint captioned Barbara Sue Sklar Living Trust v. Sunrun Inc. et al., was filed in the United States District Court, Northern District of California, against the Company and certain of the Company’s directors and officers. The complaint generally alleges that the defendants violated Section 14(a) of the Exchange Act of 1934 by making false or misleading statements in connection with public filings, including proxy statements, made between September 10, 2015 and May 3, 2017 regarding the number of customers who cancelled contracts after signing up for the Company’s home solar energy system. The Plaintiff seeks, among other things, damages in favor of the Company, certain corporate actions to purportedly improve the Company’s corporate governance, and an award of costs and expenses to the putative plaintiff stockholder, including attorneys’ fees. The Company believes that the claims are without merit and intends to defend itself vigorously. The case has been stayed pending the outcome of the Fink matter described above.
On April 5, 2018, a stockholder derivative complaint captioned Leonard Olsen v. Sunrun Inc. et al., was filed in the United States District Court, District of Delaware, against the Company and certain of the Company’s directors and officers. The complaint generally alleges that the individual defendants breached their fiduciary duties and violated Section 14(a) of the Exchange Act of 1934 by making false or misleading statements in connection with public filings, including proxy statements, made between September 16, 2015 and May 21, 2017 regarding the number of customers who canceled contracts after signing up for the Company's home-solar energy system. The Plaintiff seeks, among other things, damages in favor of the Company, equitable relief, and an award of costs and expenses to the putative plaintiff stockholder, including attorneys’ fees. The Company believes that the claims are without merit and intends to defend itself vigorously.

Note 16. Earnings Per Share
The computation of the Company’s basic and diluted net income per share are as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2018	2017
Numerator:
Net income attributable to common stockholders	$28,032	$9,882
Denominator:
Weighted average shares used to compute net income per share attributable to common stockholders, basic	107,449	104,038
Weighted average effect of potentially dilutive shares to purchase common stock	3,332	2,431
Weighted average shares used to compute net income per share attributable to common stockholders, diluted	110,781	106,469
Net income per share attributable to common stockholders
Basic	$0.26	$0.09
Diluted	$0.25	$0.09

The following shares were excluded from the computation of diluted net income per share as the impact of including those shares would be anti-dilutive (in thousands):

	Three Months Ended March 31,
	2018	2017
Warrants	1,251	1,251
Outstanding stock options	9,917	13,489
Unvested restricted stock units	1,779	2,792
Total	12,947	17,532

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
Overview

We provide clean, solar energy to homeowners at savings compared to traditional utility energy. We also offer battery storage along with solar systems to our customers in select markets. Our core solar service offerings are provided through our lease and power purchase agreements which we refer to as our “Customer Agreements” which provide homeowners with simple, predictable pricing for solar energy that is insulated from rising retail electricity prices. While homeowners have the option to purchase a solar energy system outright from us, most of our customers choose to buy solar as a service from us through our solar service offerings without the significant upfront investment of purchasing a solar energy system. With our solar service offerings, we install solar energy systems on our customers’ homes and provide them the solar power produced by those systems for a 20-year initial term. In addition, we monitor, maintain and insure the system during the term of the contract. In exchange, we receive 20 years of predictable cash flows from high credit quality customers and qualify for tax and other benefits. We finance portions of these tax benefits and cash flows through tax equity and non-recourse debt structures in order to fund our upfront costs, overhead and growth investments. We develop valuable customer relationships that can extend beyond this initial contract term and provide us an opportunity to offer additional services in the future, such as our home battery storage service. Since our founding, we have continued to invest in a platform of services and tools to enable large scale operations for us and our partner network. The platform includes processes and software, as well as fulfillment and acquisition marketing leads.
We have experienced substantial growth in our business and operations since our inception in 2007. As of March 31, 2018, we operated the second largest fleet of residential solar energy systems in the United States and provided our solar services to approximately 189,000 customers in 22 states, plus the District of Columbia. We have deployed an aggregate of 1,270 megawatts (“MW”) as of March 31, 2018, and our Gross Earning Assets as of March 31, 2018 were approximately $2.4 billion. Please see the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Key Operating Metrics” for more details on how we calculate Megawatts Deployed and Gross Earning Assets.

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
From inception to May 7, 2018, we have formed 35 investment funds. Of these 35 funds, 28 are currently active and are described below. We have established different types of investment funds to implement our asset monetization strategy. Depending on the nature of the investment fund, cash may be contributed to the investment fund by the investor upfront or in stages based on milestones associated with the design, construction or interconnection status of the solar energy systems. The cash contributed by the fund investor is used by the investment fund to purchase solar energy systems. The investment funds either own or enter into a master lease with a Sunrun subsidiary for the solar energy systems, Customer Agreements and associated incentives. We receive on-going cash distributions from the investment funds representing a portion of the monthly customer payments received. We use the upfront cash, as well as on-going distributions to cover our costs associated with designing, purchasing and installing the solar energy systems. In addition, we also use debt, equity and other financing strategies to fund our operations. The allocation of the economic benefits between us and the fund investor and the corresponding accounting treatment varies depending on the structure of the investment fund.
We currently utilize three legal structures in our investment funds, which we refer to as: (i) pass-through financing obligations, (ii) partnership flips and (iii) joint venture (“JV”) inverted leases. We reflect pass-through financing obligation arrangements on our consolidated balance sheet as a liability. We record the investor’s interest in partnership flips or JV inverted leases (which we define collectively as “consolidated joint ventures”) as noncontrolling interests or redeemable noncontrolling interests. These consolidated joint ventures are usually redeemable at our option and, in certain cases, at the investor’s option. If redemption is at our option or the consolidated joint ventures are not redeemable, we record the investor’s interest as a noncontrolling interest and account for the interest using the hypothetical liquidation at book value (“HLBV”) method. If the investor has the option to put their interest to us, we record the investor’s interest as redeemable noncontrolling interest at the greater of the HLBV and the redemption value.
The table below provides an overview of our current investment funds (in millions, except number of funds and MW Deployed):

		Consolidated Joint Ventures
	Pass-Through Financing Obligations	Partnership Flip	JV Inverted Lease
Consolidation	Owner entity consolidated, tenant entity not consolidated	Single entity, consolidated	Owner and tenant entities consolidated
Balance sheet classification	Pass-through financing obligation	Redeemable noncontrolling interests and noncontrolling interests	Redeemable noncontrolling interests and noncontrolling interests
Revenue from ITCs	Recognized on the PTO date	None	None
Method of calculating investor interest	Effective interest rate method	Greater of HLBV or redemption value	Greater of HLBV or redemption value; or pro rata
Liability balance as of March 31, 2018	$138.3	N/A	N/A
Noncontrolling interest balance (redeemable or otherwise) as of March 31, 2018	N/A	$451.0	$39.0
Number of funds (as of March 31, 2018)	5	19	4
MW deployed (as of March 31, 2018)	129.3	754.1	114.2
Carrying value of solar energy systems, net (as of March 31, 2018)	$395.7	$2,047.3	$364.9
Contributions from third-party fund investors (through March 31, 2018)	$465.2	$1,748.9	$274.6

For further information regarding our investment funds, including the associated risks, see “Risk Factors—Our ability to provide our solar service offerings to homeowners on an economically viable basis depends in part on our ability to finance these systems with fund investors who seek particular tax and other benefits”, as well as Note 10, Pass-through Financing Obligations, Note 11, VIE Arrangements and Note 12, Redeemable Noncontrolling Interests and Equity to our consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

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

•
Gross Earning Assets represents the remaining net cash flows (discounted at 6%) we expect to receive during the initial 20-year term of our Customer Agreements for systems that have been deployed as of the measurement date, plus a discounted estimate of the value of the Customer Agreement renewal term or solar energy system purchase at the end of the initial term. Consistent with industry standards, we use a discount rate of 6%. We consider a discount rate of 6% to be appropriate and consistent with recent market transactions that demonstrate that a portfolio of residential solar homeowner contracts is an asset class that can be securitized successfully on a long-term basis, with a coupon of less than 5%. We calculate the Gross Earning Assets value of the purchase or renewal amount at the expiration of the initial contract term assuming a 10-year renewal at a contract rate equal to 90% of the customer’s contractual rate in effect at the end of the initial contract term. After the initial (typically 20-year) contract term, our Customer Agreements provide customers the option to renew their contracts for the remaining life of the solar energy system typically at a 10% discount to then-prevailing power prices.

Gross Earning Assets is calculated net of estimated cash distributions to investors in consolidated joint ventures and estimated operating, maintenance and administrative expenses for systems deployed as of the measurement date. In calculating Gross Earning Assets, we deduct estimated cash distributions to our project equity financing providers. In calculating Gross Earning Assets, we do not deduct customer payments we are obligated to pass through to investors in pass-through financing obligations as these amounts are reflected on our balance sheet as long-term and short-term pass-through financing obligations, similar to the way that debt obligations are presented. In determining our finance strategy, we use pass-through financing obligations and long-term debt in an equivalent fashion as the schedule of payments of distributions to pass-through financing obligation investors is more similar to the payment of interest to lenders than the internal rates of return (IRRs) paid to investors in other tax equity structures.

◦
Gross Earning Assets Under Energy Contract represents the remaining net cash flows during the initial (typically 20 year) term of our Customer Agreements (less substantially all value from SRECs prior to July 1, 2015), for systems deployed as of the measurement date.

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

	For the Three Months Ended March 31,
	2018	2017
MW Deployed (during the period)	68	73

	As of March 31,
	2018	2017
Cumulative Megawatts Deployed (end of period) (1)	1,269	951

(1)	The Cumulative Megawatts Deployed may not equal the sum of all MW deployed each year due to rounding.

	As of March 31,
	2018	2017

	(in thousands)
Gross Earning Assets Under Energy Contract	$1,582,581	$1,268,888
Gross Earning Assets Value of Purchase or Renewal	800,436	646,691
Gross Earning Assets (2)	$2,383,017	$1,915,579

The tables below provide a range of Gross Earning Asset amounts if different default, discount and purchase and renewal assumptions were used.
Gross Earning Assets Under Energy Contract:

	As of March 31, 2018
	Discount rate
Default rate	4%	5%	6%	7%	8%

	(in thousands)
5%	$1,811,698	$1,670,252	$1,544,765	$1,433,122	$1,333,518
0%	$1,858,230	$1,712,136	$1,582,581	$1,467,366	$1,364,617
Gross Earning Assets Value of Purchase or Renewal:

	As of March 31, 2018
	Discount rate
Purchase or Renewal rate	4%	5%	6%	7%	8%

	(in thousands)
80%	$1,060,905	$859,263	$698,258	$569,270	$465,592
90%	$1,216,008	$984,944	$800,436	$652,609	$533,780
100%	$1,371,111	$1,110,626	$902,614	$735,947	$601,968

Total Gross Earning Assets:

	As of March 31, 2018
	Discount rate
Purchase or Renewal rate	4%	5%	6%	7%	8%

	(in thousands)
80%	$2,919,135	$2,571,399	$2,280,840	$2,036,636	$1,830,208
90%	$3,074,238	$2,697,080	$2,383,017	$2,119,974	$1,898,397
100%	$3,229,341	$2,822,762	$2,485,195	$2,203,313	$1,966,585

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

	Three Months Ended March 31,
	2018	2017

	(in thousands, except per share data)
Revenue:
Customer agreements and incentives	$66,990	$49,090
Solar energy systems and product sales	77,373	56,019
Total revenue	144,363	105,109
Operating expenses:
Cost of customer agreements and incentives	54,576	42,613
Cost of solar energy systems and product sales	64,579	49,431
Sales and marketing	44,079	33,132
Research and development	3,896	2,996
General and administrative	32,893	24,608
Amortization of intangible assets	1,051	1,051
Total operating expenses	201,074	153,831
Loss from operations	(56,711)	(48,722)
Interest expense, net	28,198	20,558
Other expenses (income), net	(1,692)	475
Loss before income taxes	(83,217)	(69,755)
Income tax expense (benefit)	8,203	5,400
Net loss	(91,420)	(75,155)
Net loss attributable to noncontrolling interests and redeemable noncontrolling interests	(119,452)	(85,037)
Net income available to common stockholders	$28,032	$9,882
Net income per share available to common stockholders
Basic	$0.26	$0.09
Diluted	$0.25	$0.09
Weighted average shares used to compute net income per share attributable to common stockholders
Basic	107,449	104,038
Diluted	110,781	106,469

Comparison of the Three Months Ended March 31, 2018 and 2017
Revenue

	Three Months Ended March 31,		Change
	2018	2017	$	%

	(in thousands)
Customer agreements	$61,649	$46,325	$15,324	33%
Incentives	5,341	2,765	2,576	93%
Customer agreements and incentives	66,990	49,090	17,900	36%

Solar energy systems	37,883	20,619	17,264	84%
Products	39,490	35,400	4,090	12%
Solar energy systems and product sales	77,373	56,019	21,354	38%
Total revenue	$144,363	$105,109	$39,254	37%
Customer Agreements and Incentives. The $15.3 million increase in revenue was primarily due to both an increase in solar energy systems under Customer Agreements being placed in service in the period from April 1, 2017 through March 31, 2018, plus a full quarter of revenue recognized for systems placed in service in the first quarter of 2017 versus only a partial quarter of such revenue related to the period in which the assets were in service in 2017. Revenue from incentives consists primarily of SRECs which increased by $2.6 million due to an increase in SREC deliveries from the prior year.
Solar Energy Systems and Product Sales. Revenue from solar energy systems sales increased by $17.3 million compared to the prior year due to increased demand through retail partners. Product sales increased by $4.1 million, compared to the prior year period primarily due to an increase in the volume of wholesale products sold.
Operating Expenses

	Three Months Ended March 31,		Change
	2018	2017	$	%

	(in thousands)
Cost of customer agreements and incentives	$54,576	$42,613	$11,963	28%
Cost of solar energy systems and product sales	64,579	49,431	15,148	31%
Sales and marketing	44,079	33,132	10,947	33%
Research and development	3,896	2,996	900	30%
General and administrative	32,893	24,608	8,285	34%
Amortization of intangible assets	1,051	1,051	—	—%
Total operating expenses	$201,074	$153,831	$47,243	31%
Cost of Customer Agreements and Incentives. The $12.0 million increase in cost of customer agreements and incentives was primarily due to the increase in solar energy systems placed in service in the period from April 1, 2017 through March 31, 2018, plus a full quarter of costs recognized for systems placed in service in the first quarter of 2017 versus only a partial quarter of such expenses related to the period in which the assets were in service in 2017.
The cost of customer agreements and incentives decreased to 81% of customer agreements and incentives revenue during the three months ended March 31, 2018, from 87% during the three months ended March 31, 2017.

Cost of Solar Energy Systems and Product Sales. The $15.1 million increase in cost of solar energy systems and product sales was due to the corresponding increase in the product sales discussed above.
Sales and Marketing Expense. The $10.9 million increase in sales and marketing expense was primarily attributable to an increase in average headcount driving higher employee compensation. Included in sales and marketing expense is $1.9 million and $1.5 million of amortization of costs to obtain a contract for the period ending March 31, 2018 and 2017, respectively.
General and Administrative Expense. The $8.3 million increase in general and administrative expenses primarily relates to charges for a litigation accrual and a reserve against construction-in-progress relating to certain integrated partners totaling $7.1 million. The remainder of the increase relates to increased employee compensation.
Non-Operating Expenses

	Three Months Ended March 31,		Change
	2018	2017	$	%

	(in thousands)
Interest expense, net	$28,198	$20,558	$7,640	37%
Other expenses (income), net	(1,692)	475	(2,167)	(456)%
Total interest and other expenses, net	$26,506	$21,033	$5,473	26%

Interest Expense, net. The increase in net interest expense of $7.6 million was primarily related to additional borrowings entered into subsequent to March 31, 2017. Included in net interest expense is $5.6 million and $5.1 million of non-cash interest recognized on contracts with customers that have a significant financing component for the period ending March 31, 2018 and 2017, respectively.

Income Tax Expense

	Three Months Ended March 31,		Change
	2018	2017	$	%

	(in thousands)
Income tax expense	$8,203	$5,400	$2,803	52%

The increase in income tax expense of $2.8 million primarily relates to an increase in our deferred tax liabilities related to partnerships, depreciation expense and capitalized costs to acquire customer contracts. Given our net operating loss carryforwards as of December 31, 2017, we do not expect to pay income tax, including in connection with our 2018 income tax provision, until our net operating losses are fully utilized. As of December 31, 2017, our federal and state net operating loss carryforwards were $700.3 million and $630.7 million, respectively. If not utilized, the federal net operating loss will begin to expire in the year 2028 and the state net operating losses will begin to expire in the year 2024.

Net Loss Attributable to Noncontrolling Interests and Redeemable Noncontrolling Interests

	Three Months Ended March 31,		Change
	2018	2017	$	%

	(in thousands)
Net loss attributable to noncontrolling interests and redeemable noncontrolling interests	$(119,452)	$(85,037)	$(34,415)	40%

The increase in net loss attributable to noncontrolling interests and redeemable noncontrolling interests was primarily a result of the addition of 5 funds since March 31, 2017, as well as the HLBV method used in determining the amount of net income or loss attributable to noncontrolling interests and redeemable noncontrolling interests, which generally allocates more loss to the noncontrolling interest in the first several years after fund formation.
Liquidity and Capital Resources
As of March 31, 2018, we had cash of $203.2 million, which consisted of cash held in checking and savings accounts with financial institutions. We finance our operations mainly through a variety of financing fund arrangements that we have formed with fund investors, borrowings, cash generated from our sources of revenue and more recently, proceeds from secured, non-recourse loan arrangements for up to $705 million. Our principal uses of cash are funding our business, including the costs of acquisition and installation of solar energy systems, satisfaction of our obligations under our debt instruments and other working capital requirements.
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

	Three Months Ended March 31,
	2018	2017

	(in thousands)
Consolidated cash flow data:
Net cash used in operating activities	$(45,754)	$(37,480)
Net cash used in investing activities	(164,711)	(162,364)
Net cash provided by financing activities	212,003	197,419
Net change in cash	$1,538	$(2,425)
Operating Activities
During the three months ended March 31, 2018, we used $45.8 million in net cash in operating activities. The driver of our operating cash inflow consists of payments received from customers. During the three months ended March 31, 2018, our operating cash outflows were $32.6 million from our net loss excluding non-cash and non-operating items. Changes in working capital, other than inventory, resulted in a net cash outflow of $19.6 million. Changes in inventory resulted in a cash inflow of $6.5 million.
During the three months ended March 31, 2017, we used $37.5 million in net cash in operating activities. The primary driver of our operating cash outflow consists of payments received from customers. During the three months ended March 31, 2017, our operating cash outflows of $29.8 million from our net loss excluding non-cash and non-operating items. Changes in working capital, other than inventory, resulted in an outflow of cash of $15.4 million. Changes in inventory resulted in a cash inflow of $7.7 million.
Investing Activities
During the three months ended March 31, 2018, we used $164.7 million in cash in investing activities. Of this amount, we used $163.2 million to acquire and install solar energy systems and components under our long-term Customer Agreements, and $1.5 million for capitalized software projects and the acquisition of office equipment.
During the three months ended March 31, 2017, we used $162.4 million in cash in investing activities. Of this amount, we used $159.8 million to acquire and install solar energy systems and components under our long-term Customer Agreements, $2.6 million for capitalized software projects and the acquisition of office equipment.
Financing Activities
During the three months ended March 31, 2018, we generated $212.0 million from financing activities. This was primarily driven by $129.8 million in net proceeds from fund investors, $84.9 million in proceeds from debt, net of debt issuance costs and repayments, offset by $2.1 million in payments for finance lease obligations.
During the three months ended March 31, 2017, we generated $197.4 million from financing activities. This was primarily driven by $151.1 million in net proceeds from fund investors, $36.7 million in proceeds from debt, net of debt issuance costs and repayments, and $13.4 million from state grants, net of recapture.
Debt and Financing Fund Commitments
Debt Instruments
For a discussion of the terms and conditions of debt instruments and changes thereof in the period, refer to Note 8, Indebtedness, to our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Equity Instruments
Warrant. In August 2017, we entered into an agreement with an affiliate ("Contractor") of Comcast Corporation ("Comcast") whereby Contractor will receive lead or sales fees for new customers it brings to us over a 40-month term. We also issued Comcast a warrant to purchase up to 11,793,355 shares of our common stock, at an exercise price of $0.01 per warrant share. The warrant initially vests 50.05% when both (i) Contractor has earned a lead or sales fee with respect to 30,000 of installed solar energy systems, and (ii) Contractor or its affiliates have spent at least $10 million in marketing and sales in connection with the agreement. Thereafter, the warrant will vest in five additional increments for each additional 6,000 installed solar energy systems.
Investment Fund Commitments
As of March 31, 2018, we had undrawn committed capital of approximately $231.2 million which may only be used to purchase and install solar energy systems. We intend to establish new investment funds in the future, and we may also use debt, equity or other financing strategies to finance our business.
Contractual Obligations and Other Commitments

The following table summarizes our contractual obligations as of March 31, 2018 (in thousands):

	Payments Due by Period
	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years	Total

	(in thousands)
Contractual Obligations:
Debt obligations (including future interest)	$98,388	$527,161	$317,086	$750,282	$1,692,917
Purchase commitments	123,787	141,800	—	—	265,587
Distributions payable to noncontrolling interests and redeemable noncontrolling interests (1)	15,134	—	—	—	15,134
Finance lease obligations (including accrued interest)	6,989	4,310	252	13	11,564
Operating lease obligations	9,914	11,650	5,906	1,361	28,831
Total contractual obligations	$254,212	$684,921	$323,244	$751,656	$2,014,033

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to certain market risks in the ordinary course of our business. Our primary exposure includes changes in interest rates because certain borrowings bear interest at floating rates based on LIBOR plus a specified margin. We sometimes manage our interest rate exposure on floating-rate debt by entering into derivative instruments to hedge all or a portion of our interest rate exposure in certain debt facilities. We do not enter into any derivative instruments for trading or speculative purposes. Changes in economic conditions could result in higher interest rates, thereby increasing our interest expense and operating expenses and reducing funds available for capital investments, operations and other purposes. For quantitative and qualitative disclosures about market risk, see Item 7A, "Authoritative and Qualitative Disclosures About Market Risk," of our annual report on Form 10-K for the year ended December 31, 2017. Our exposures to market risk have not changed materially since December 31, 2017.

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
In connection with that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective and designed to provide reasonable assurance that the information required to be disclosed is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms as of March 31, 2018. The term “disclosure controls and procedures,” as defined in Rules 13a-15l and 15d-15l under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We implemented internal controls to ensure we adequately evaluated our contracts and properly assessed the impact of the new accounting standards related to revenue recognition and leases on our financial statements to facilitate their adoption on January 1, 2018. There were no significant changes to our internal control over financial reporting due to the adoption of the new standards.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings.
See Note 15, Commitments and Contingencies, to our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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
Potential investors must remain satisfied that the funding structures that we offer will make the tax benefits associated with solar energy systems available to these investors, which depends on the investors’ assessment of the tax law, the absence of any unfavorable interpretations of that law and the continued application of existing tax law and interpretations to our funding structures. Adverse changes in existing law or interpretations of existing law by the IRS and the courts could reduce the willingness of investors to invest in funds associated with these solar energy systems. Moreover, corporate tax rate reductions could reduce the appetite for tax benefits overall, which could reduce the pool of available funds. Additionally, certain tax deductions, such as depreciation, will have less value to investors, requiring additional cash to be paid to investors to meet return demands. Accordingly, we cannot assure you that this type of financing will continue to be available to us. New investment fund structures or other financing mechanisms may also become available, and if we are unable to take advantage of these fund structures and financing mechanisms, we may be at a competitive disadvantage. If, for any reason, we were unable to finance our solar service offerings through tax-advantaged structures or if we were unable to realize or monetize Commercial ITCs or other tax benefits, we may no longer be able to provide our solar service offerings to new homeowners on an economically viable basis, which would have a material adverse effect on our business, financial condition and results of operations.
If the Internal Revenue Service or the U.S. Department of the Treasury makes determinations that the fair market value of our solar energy systems is materially lower than what we have claimed, we may have to pay significant amounts to our fund investors and our business, financial condition and prospects may be materially and adversely affected.
We and our fund investors claim the Commercial ITC or the U.S. Treasury grant in amounts based on the fair market value of our solar energy systems. We have obtained independent appraisals to determine the fair market values we report for claiming Commercial ITCs and U.S. Treasury grants. The IRS and the U.S. Treasury Department review these fair market values. With respect to U.S. Treasury grants, the U.S. Treasury Department reviews the reported fair market value in determining the amount initially awarded, and the IRS and the U.S. Treasury Department may also subsequently audit the fair market value and determine that amounts previously awarded must be repaid to the U.S. Treasury Department or that excess awards constitute taxable income for U.S. federal income tax purposes. With respect to Commercial ITCs, the IRS may review the fair market value on audit and determine that the tax credits previously claimed must be reduced. If the fair market value is determined in these circumstances to be less than what we reported, we may owe our fund investors an amount equal to this difference, plus any costs and expenses associated with a challenge to that valuation. We could also be subject to tax liabilities, including interest and penalties. If the IRS or the U.S. Treasury Department further disagrees now or in the future with the amounts we reported regarding the fair market value of our solar energy systems, or if we receive an adverse outcome with respect to the Department of the Treasury Inspector General investigation discussed elsewhere in this “Risk Factors” section and in the section entitled “Part II, Item 1. Legal Proceedings” elsewhere in this Quarterly Report on Form 10-Q, it could have a material adverse effect on our business, financial condition and prospects. For example, a hypothetical five percent downward adjustment in the fair market value of the solar energy systems related to approximately $269.0 million in U.S. Treasury grants that we have received since the beginning of the U.S. Treasury grant program through December 31, 2014, would obligate us to repay approximately $14.0 million to our fund investors. One of our investment funds has recently been selected for audit by the Internal Revenue Service (the "IRS"). In addition, two of our investors are currently being audited by the IRS, and these investor audits involve a review of the fair market value determination of our solar energy systems. If these investor audits result in an adverse finding, we may be subject to an indemnity obligation to these investors. Since we cannot determine how the IRS will evaluate system values used in claiming ITCs, we are unable to reliably estimate the maximum potential future payments that we would have to make under this obligation as of each balance sheet date.
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
For example, in the past, we and our solar partners purchased a significant portion of the solar panels used in our solar service offerings from manufacturers based in China or containing components from China. In April 2017, Suniva, Inc., a U.S.-based solar panel manufacturer (“Suniva”), filed a petition for global safeguards with the U.S. International Trade Commission (USITC), which included requests for the imposition of tariffs on crystalline silicon photovoltaic (CSPV) solar cells and the establishment of a minimum price for solar modules imported into the United States. Another solar panel manufacturer, SolarWorld AG, later joined Suniva’s petition. On September 22, 2017, the USITC determined that increased imports of solar panels and cells are a substantial cause of injury to the U.S. solar panel manufacturing industry. In January 2018, a 30% tariff was imposed on panels and a 30% tariff was imposed on cells after 2.5 gigawatts (GW) of imports. The tariffs step down 5% annually. This tariff could adversely affect our costs, our supply, or have other material adverse impacts on our business. For example, the tariff could be reflected in the purchase price of the solar panels and components we and our solar partners purchase and could adversely impact our future access to solar panels and components. Furthermore, on April 18, 2018, Sunpower announced plans to acquire SolarWorld, making Sunpower a potential domestic solar panel manufacturer that is not subject to the tariffs. This could give Sunpower, which offers home solar leasing to customers installing Sunpower panels, a cost advantage over home solar leasing competitors like Sunrun that rely on imported solar panels that are currently subject to the 30% tariff.

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
As of March 31, 2018, a substantial majority of states have adopted net metering policies. Net metering policies are designed to allow homeowners to serve their own load using on-site energy generation. Electricity that is generated by a solar energy system and consumed on-site avoids a retail energy purchase from the applicable utility, and excess electricity that is exported back to the electric grid generates a retail credit within a homeowner’s monthly billing period. At the end of the monthly billing period, if the homeowner has generated excess electricity within that month, the homeowner typically carries forward a credit for any excess electricity to be offset against future utility energy purchases. At the end of an annual billing period or calendar year, utilities either continue to carry forward a credit, or reconcile the homeowner’s final annual or calendar year bill using different rates (including zero credit) for the exported electricity.
Utilities, their trade associations, and fossil fuel interests in the country are currently challenging net metering policies, and seeking to either eliminate them, cap them, or impose charges on homeowners that have net metering. For example, in October 2015 the Hawaii Public Utilities Commission (the "Hawaii Commission") issued an order that eliminates net metering for all new customers. Currently, the Hawaii Commission has three options for rooftop solar customers: (i) a program providing customers with a credit when they export power during certain periods of time; (ii) a program that allows customers to install quickly, but they are generally not allowed to export electricity to the electrical grid; and (iii) a program paying customers for exported power at all times but at a lower rate and allowing the utility the ability to shut off customers’ solar systems during grid emergencies. All existing net metering customers and customers who submitted net metering applications before October 12, 2015 are grandfathered indefinitely under the old rules. Some interim programs created by the Hawaii Commission are grandfathered for customers who applied in a timely fashion. We continue to build and service these systems.
In addition, in early 2016 we ceased new installations in Nevada in response to the elimination of net metering by the Public Utilities Commission of Nevada (“PUCN”). However, in September 2016, the PUCN issued an order grandfathering in customers under the prior net metering rules who had installed a solar energy system or had submitted a net metering application prior to December 31, 2015. Furthermore, in June 2017, the governor of Nevada signed legislation, AB 405, which restores net metering at a reduced credit - starting at 95% of the retail rate and declining as solar penetration increases - and grandfathers new customers for 20 years at the net metering rate in effect at the time they apply for interconnection. As another example, in December 2016, the Arizona Corporation Commission (“ACC”) issued a decision to eliminate net metering and reduce export rates for new solar customers. To carry out this decision, specific rate changes applicable to Arizona solar customers are being determined in utility rate cases. For example, in 2017, Arizona Public Service Company ("APS") filed a rate case seeking reduced credit for solar exports and higher fixed charges. Intervenors agreed upon a settlement, which the ACC accepted in August 2017. The ACC is also considering similar rate changes in the Tuscon Electric Power ("TEP") and UNS Electric ("UNS") rate proceedings. If approved, the decision will eliminate net metering and reduce export rates for new solar customers. The ACC's decision is expected to be released shortly. In addition, New Hampshire issued its net metering ("NEM") order in June 2017, which kept NEM with some minor changes and removed a previously existing 100 MW cap on NEM and grandfathers in customers under existing rates until 2040.
Some states set limits on the total percentage of a utility’s customers that can adopt net metering. For example, South Carolina has a net metering cap. New York and New Jersey currently have no net metering cap; however, these states have caps that trigger commission review of net metering policies. In Connecticut, state lawmakers introduced legislation to cap the utility procurement of energy and renewable energy certificates at $35 million each year. These policies could be subject to change in the future, and other states we serve now or in the future may adopt net metering caps. If the net metering caps in these jurisdictions are reached without an extension of net metering policies, homeowners in the future will not have access to the economic value proposition net metering allows. In addition, if overall solar consumer demand in South Carolina continues to grow as expected and the cap is not increased or otherwise extended, the South Carolina net metering cap will be reached.Our ability to sell our solar service offerings may be adversely impacted by the failure to extend existing limits to net metering or the elimination of currently existing net metering policies. The failure to adopt a net metering policy where it currently is not in place would pose a barrier to entry in those states. Additionally, the imposition of charges that only or disproportionately impact homeowners that have solar systems, or the introduction of rate designs such as the “unbundled” rates mentioned above, would adversely impact our business.
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
All states regulate investor-owned utility retail electricity pricing. In addition, there are numerous publicly owned utilities and electric cooperatives that establish their own retail electricity pricing through some form of regulation or internal process. These regulations and policies could deter potential homeowners from purchasing our solar service offerings. For example, some utilities in states such as Arizona and Utah have sought and secured rate design changes that reduce credit for residential solar exports to below the retail rate and impose new charges for rooftop solar customers. Utilities in additional states may follow suit. Such rate changes can include changing rates to charge lower volume-based rates – the rates charged for kilowatt hours of electricity purchased by a residential customer – raising unavoidable fixed charges that a homeowner is subject to when they purchase solar energy from third parties, and levying charges on homeowners based on their point of maximum demand during a month (referred to as “demand charge”). For example, the Massachusetts Department of Public Utilities recently approved Eversource's proposed demand charges on net metering customers in the state. The Massachusetts Department of Public Utilities decision is currently being appealed at the Massachusetts Supreme Judicial Court. APS also offers residential demand charge rate plans and if our solar customers have subscribed to those plans, they may not realize typical savings. These forms of rate design would adversely impact our business by reducing the value of the electricity our solar energy systems produce and reducing the savings homeowners receive by purchasing our solar service offerings. These proposals could continue in other states. In addition to changes in general rates charged to all residential customers, utilities are increasingly seeking solar-specific charges (which may be fixed charges, capacity-based charges, or other rate charges). Any of these changes could materially reduce the demand for our products and could limit the number of markets in which our products are competitive with electricity provided by the utilities. As mentioned above, in December 2016, the ACC issued a decision to eliminate net metering and reduce export rates for new solar customers. The specific rate changes applicable to Arizona solar customers will be determined in utility rate cases. As another example, in early 2016, we ceased new installations in Nevada in response to the elimination of net metering by the PUCN, which decision was amended by the PUCN in September 2016 to grandfather in customers who had installed a solar energy system or submitted a net metering application prior to December 31, 2015 under the prior net metering rules. In June 2017, the governor of Nevada signed legislation, AB 405, which restores net metering at a reduced credit - starting at 95% of the retail rate and declining as solar penetration increases - and grandfathered customers for 20 years.

Our business currently depends on the availability of utility rebates, tax credits, exemption and other financial incentives in addition to other tax benefits. The expiration, elimination or reduction of these rebates and incentives could adversely impact our business.
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
Our business model also relies on multiple tax exemptions offered at the state and local levels. For example, solar energy systems are generally not considered in determining values for calculation of local and state real and personal property taxes as a result of applicable property tax exemptions. If solar energy systems were not excluded, the property taxes payable by homeowners would be higher, which could offset any potential savings our solar service offerings could offer, if the property taxes were to be imposed on third party owners of the solar panels, solar companies like Sunrun would be subject to higher costs. For example, Arizona Department of Revenue has determined that the rule that solar energy systems have no value and add no value does not apply to solar panels that are leased (as opposed to owned) and has subjected our leased solar panels to personal property taxes in that state. While we are challenging that determination, an adverse outcome will subject us and other solar companies to an increase in personal property taxes. If we pass this additional tax on to our customers in the form of higher prices, it could reduce or eliminate entirely the savings that these solar panels would otherwise provide to the homeowner. We are involved in ongoing litigation challenging the Arizona personal property tax determination. In May 2017, the Arizona Court of Appeals upheld the tax court’s ruling that the Arizona Department of Revenue had no legal authority to assess rooftop solar energy equipment, reversed the Tax Court’s ruling that the statute, Section 42-11054(C)(2) is unconstitutional, and ruled that the counties have no authority to tax rooftop solar equipment. The Arizona Department of Revenue appealed that decision. On March 16, 2018, the Arizona Supreme Court ruled that the Arizona Department of Revenue lacks statutory authority to value the Company’s leased solar panels, but remanded to the Tax Court to determine whether Section 42-13054 authorizes county assessors to value the Company’s leased solar panels and, if so, whether Section 42-11054(C)(2) nevertheless requires a zero valuation. There can be no assurances that this litigation will be resolved in a manner that is favorable to us or other solar companies. If this litigation is not resolved in a manner that is favorable to us and other solar companies, it will adversely impact our operations in Arizona. If we decide to pass the tax cost on to our customers, such price increase could adversely impact our ability to attract new customers in Arizona, and the savings that our current Arizona customers realize could be reduced or eliminated by the additional tax imposed, which will make our solar service offerings less attractive to those customers and could increase the risk of default from those customers. In addition, South Carolina counties do not currently assess property tax on residential solar energy systems, although state law does not provide for an explicit exemption. In general, we rely on certain state and local tax exemptions that apply to the sale of equipment, sale of power, or both. These state and local sales tax exemptions can be changed by the state legislature and other regulators, and such a change, for example if South Carolina were to begin assessing property tax on residential solar energy systems, could adversely impact our business.
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
We have substantial amounts of debt, including the working capital facility and the non-recourse debt facilities entered into by our subsidiaries, as discussed in more detail in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements. Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not continue to generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures to operate our business. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to timely repay or otherwise refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.
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
As of March 31, 2018, approximately half of our customers were in California. Accordingly, our business and results of operations are particularly susceptible to adverse economic, regulatory, political, weather and other conditions in this market and in other markets that may become similarly concentrated, in particular the east coast, where we have seen significant growth recently. In addition, our corporate and sales headquarters are located in San Francisco, California, an area that is at a heightened risk of earthquakes. We may not have adequate insurance, including business interruption insurance, to compensate us for losses that may occur from any such significant events, including damage to our solar energy systems. A significant natural disaster, such as an earthquake, could have a material adverse impact on our business, results of operations and financial condition. In addition, acts of terrorism or malicious computer viruses could cause disruptions in our or our solar partners’ businesses or the economy as a whole. To the extent that these disruptions result in delays or cancellations of installations or the deployment of our solar service offerings, our business, results of operations and financial condition would be adversely affected.
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
Homeowners who buy energy from us under Customer Agreements are covered by production guaranties and roof penetration warranties. As the owners of the solar energy systems, we or our investment funds receive a warranty from the inverter and solar panel manufacturers, and, for those solar energy systems that we do not install directly, we receive workmanship and material warranties as well as roof penetration warranties from our solar partners. For example, in 2015 and 2014, we had to replace a significant number of defective inverters, the cost of which was borne by the manufacturer. However, our customers were without solar service for a period of time while the work was done, which impacted customer satisfaction. Furthermore, one or more of our third-party manufacturers or solar partners could cease operations and no longer honor these warranties, leaving us to fulfill these potential obligations to homeowners. Further, we provide a performance guarantee with certain solar service offerings pursuant to which we compensate homeowners on an annual basis if their system does not meet the electricity production guarantees set forth in their agreement with us. Homeowners who buy energy from us under Customer Agreements are covered by production guarantees equal to the length of the term of these agreements, typically 20 years.
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
Our Customer Agreements are typically for 20 years and require the homeowner to make monthly payments to us. Accordingly, we are subject to the credit risk of homeowners. As of March 31, 2018, the average FICO score of our customers under a lease or power purchase agreement with a monthly payment schedule remained at or above 740, which is generally categorized as a "Very Good" credit profile by the Fair Isaac Corporation. However, this may decline to the extent FICO score requirements under future investment funds are relaxed. While to date homeowner defaults have been immaterial, we expect that the risk of homeowner defaults may increase as we grow our business. Due to the immaterial amount of homeowner defaults to date, our reserve for this exposure is minimal, and our future exposure may exceed the amount of such reserves. If we experience increased homeowner credit defaults, our revenues and our ability to raise new investment funds could be adversely affected. If economic conditions worsen, certain of our homeowners may face liquidity concerns and may be unable to satisfy their payment obligations to us on a timely basis or at all, which could have a material adverse effect on our financial condition and results of operations.
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
Our reported financial results may be affected, and comparability of our financial results with other companies in our industry may be impacted, by changes in the accounting principles generally accepted in the United States.
Generally accepted accounting principles in the United States are subject to change and interpretation by the Financial Accounting Standards Board, or FASB, the Securities and Exchange Commission, or SEC, and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results and on the financial results of other companies in our industry, and may even affect the reporting of transactions completed before the announcement or effectiveness of a change. For example, in May 2014 the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606), which will affect certain elements of our accounting for revenue and costs incurred to acquire contracts when this standard becomes effective for us in 2018. Other companies in our industry may be affected differently by the adoption of Topic 606 or other new accounting standards, including timing of the adoption of new accounting standards, adversely affecting the comparability of our financial statements. See Note 2—Summary of Significant Accounting Policies for information about Topic 606.

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

As of December 31, 2017, we had U.S. federal net operating loss carryforwards of $699.6 million and state net operating loss carryforwards of $634.7 million, which begin expiring in varying amounts in 2028 and 2024, respectively, if unused. Under Sections 382 and 383 of the Code if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes, such as research tax credits, to offset its post-change income and taxes may be limited. In general, an “ownership change” occurs if there is a cumulative change in our ownership by “5% shareholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. Any such limitations on our ability to use our net operating loss carryforwards and other tax assets could adversely impact our business, financial condition and results of operations.
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
Each of our executive officers, directors and each of our stockholders who beneficially own 5% or more of our outstanding common stock and their affiliates, in the aggregate, beneficially own approximately 55.1% of the outstanding shares of our common stock, based on the number of shares outstanding as of March 31, 2018. As a result, these stockholders, if acting together, will be able to influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. They may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentrated control may have the effect of delaying or preventing a change in control of our company, could deprive our stockholders of an opportunity to receive a premium for their capital stock and might ultimately affect the market price of our common stock.
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

10.1¥
Amendment No. 5 to Credit Agreement among the Company, AEE Solar, Inc., Sunrun South LLC, Sunrun Installation Services Inc., Clean Energy Experts, LLC, each of the lenders identified on the signature pages thereto, Credit Suisse AG, Cayman Islands Branch and Silicon Valley Bank, dated as of February 23, 2018.

10.2¥
Second Amended and Restated Credit Agreement among Sunrun Hera Portfolio 2015-A, LLC, Investec Bank PLC (as administrative agent, issuing bank, and as lender), and each of the additional Lenders identified on the signature pages thereto, dated January 15, 2016, amended and restated as of June 23, 2017 and further amended and restated as of March 27, 2018.

10.3
First Amendment to Credit Agreement among the Company, Sunrun Neptune Portfolio 2016-A, LLC, SunTrust Bank (as administrative agent and as lender), ING Capital LLC (as issuer and as lender), and each of the additional Lenders from time to time party thereto, dated as of March 26, 2018.

10.4	Separation and Consulting Agreement between Mina Kim and Sunrun Inc., dated as of April 4, 2018.	8-K	001-37511	10.1	4/6/18

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Schema Linkbase Document.

101.CAL	XBRL Taxonomy Definition Linkbase Document.

101.DEF	XBRL Taxonomy Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Labels Linkbase Document.

101.PRE	XBRL Taxonomy Presentation Linkbase Document.

†	The certifications attached as Exhibit 32.1 that accompany this Quarterly Report on Form 10-Q, are deemed furnished and not filed with the Securities and Exchange Commission and are not to be

incorporated by reference into any filing of Sunrun Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

¥	Confidential treatment has been requested as to certain portions of this exhibit, which portions have been omitted and submitted separately to the Securities and Exchange Commission

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUNRUN INC.

Date: May 9, 2018	By:	/s/ Lynn Jurich
Lynn Jurich
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Bob Komin
Bob Komin
Chief Financial Officer
(Principal Accounting and Financial Officer)