Form 10-Q
period 2018-06-30
Sunrun Inc.
filed 2018-08-09
CIK 1469367

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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

As of August 6, 2018, the number of shares of the registrant’s common stock outstanding was 110,909,399.

Sunrun Inc.
Consolidated Balance Sheets
(In Thousands, Except Share Par Values)
(Unaudited)

	June 30, 2018	December 31, 2017
Assets
Current assets:
Cash	$215,706	$202,525
Restricted cash	54,549	39,265
Accounts receivable (net of allowances for doubtful accounts of $2,187 and $1,665 as of June 30, 2018 and December 31, 2017, respectively)	123,334	112,069
State tax credits receivable	—	11,085
Inventories	81,304	94,427
Prepaid expenses and other current assets	9,114	9,202
Total current assets	484,007	468,573
Restricted cash	148	—
Solar energy systems, net	3,437,822	3,161,570
Property and equipment, net	32,816	36,402
Intangible assets, net	12,191	14,294
Goodwill	87,543	87,543
Other assets	244,841	194,754
Total assets (1)	$4,299,368	$3,963,136
Liabilities and total equity
Current liabilities:
Accounts payable	$85,104	$115,193
Distributions payable to noncontrolling interests and redeemable noncontrolling interests	15,063	13,583
Accrued expenses and other liabilities	98,294	97,230
Deferred revenue, current portion	45,194	42,609
Deferred grants, current portion	8,173	8,193
Finance lease obligations, current portion	7,332	7,421
Non-recourse debt, current portion	24,571	21,529
Pass-through financing obligation, current portion	38,762	5,387
Total current liabilities	322,493	311,145
Deferred revenue, net of current portion	534,848	522,243
Deferred grants, net of current portion	223,019	227,519
Finance lease obligations, net of current portion	5,685	5,811
Recourse debt	247,000	247,000
Non-recourse debt, net of current portion	1,226,038	1,026,416
Pass-through financing obligation, net of current portion	221,405	132,823
Other liabilities	39,691	42,743
Deferred tax liabilities	103,939	83,119
Total liabilities (1)	2,924,118	2,598,819
Commitments and contingencies (Note 15)
Redeemable noncontrolling interests	129,929	123,801
Stockholders’ equity:
Preferred stock, $0.0001 par value—authorized, 200,000 shares as of June 30, 2018 and December 31, 2017; no shares issued and outstanding as of June 30, 2018 and December 31, 2017	—	—
Common stock, $0.0001 par value—authorized, 2,000,000 shares as of June 30, 2018 and December 31, 2017; issued and outstanding, 110,487 and 107,350 shares as of June 30, 2018 and December 31, 2017, respectively	11	11
Additional paid-in capital	704,146	682,950
Accumulated other comprehensive income	16,084	(4,113)
Retained earnings	238,175	202,734
Total stockholders’ equity	958,416	881,582
Noncontrolling interests	286,905	358,934
Total equity	1,245,321	1,240,516
Total liabilities, redeemable noncontrolling interests and total equity	$4,299,368	$3,963,136

1)
The Company’s consolidated assets as of June 30, 2018 and December 31, 2017 include $2,798,533 and $2,568,378, respectively, in assets of variable interest entities, or “VIEs”, that can only be used to settle obligations of the VIEs. These assets include solar energy systems, net, as of June 30, 2018 and December 31, 2017 of $2,627,741 and $2,385,329, respectively; cash as of June 30, 2018 and December 31, 2017 of $90,445 and $118,352, respectively; restricted cash as of June 30, 2018 and December 31, 2017 of $1,044 and $2,699, respectively; accounts receivable, net as of June 30, 2018 and December 31, 2017 of $70,108 and $57,402, respectively; prepaid expenses and other current assets as of June 30, 2018 and December 31, 2017 of $465 and $917, respectively and other assets as of June 30, 2018 and December 31, 2017 of $8,730 and $3,679, respectively. The Company’s consolidated liabilities as of June 30, 2018 and December 31, 2017 include $694,019 and $677,955, respectively, in liabilities of VIEs whose creditors have no recourse to the Company. These liabilities include accounts payable as of June 30, 2018 and December 31, 2017 of $17,104 and $15,929, respectively; distributions payable to noncontrolling interests and redeemable noncontrolling interests as of June 30, 2018 and December 31, 2017 of $15,013 and $13,526, respectively; accrued expenses and other liabilities as of June 30, 2018 and December 31, 2017 of $6,260 and $5,200, respectively; deferred revenue as of June 30, 2018 and December 31, 2017 of $420,240 and $409,761, respectively; deferred grants as of June 30, 2018 and December 31, 2017 of $29,764 and $30,406, respectively; and non-recourse debt as of June 30, 2018 and December 31, 2017 of $196,184 and $201,285, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

Sunrun Inc.
Consolidated Statements of Operations
(In Thousands, Except Per Share Amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenue:
Customer agreements and incentives	$91,605	$58,111	$158,595	$107,201
Solar energy systems and product sales	78,933	72,511	156,306	128,530
Total revenue	170,538	130,622	314,901	235,731
Operating expenses:
Cost of customer agreements and incentives	57,769	45,289	112,345	87,902
Cost of solar energy systems and product sales	64,268	60,938	128,847	110,369
Sales and marketing	49,237	35,056	93,316	68,188
Research and development	5,052	3,710	8,948	6,706
General and administrative	28,130	25,228	61,023	49,836
Amortization of intangible assets	1,051	1,051	2,102	2,102
Total operating expenses	205,507	171,272	406,581	325,103
Loss from operations	(34,969)	(40,650)	(91,680)	(89,372)
Interest expense, net	31,872	21,971	60,070	42,529
Other expenses (income), net	508	208	(1,184)	683
Loss before income taxes	(67,349)	(62,829)	(150,566)	(132,584)
Income tax expense	4,378	10,781	12,581	16,181
Net loss	(71,727)	(73,610)	(163,147)	(148,765)
Net loss attributable to noncontrolling interests and redeemable noncontrolling interests	(79,136)	(91,956)	(198,588)	(176,993)
Net income available to common stockholders	$7,409	$18,346	$35,441	$28,228
Net income per share available to common stockholders
Basic	$0.07	$0.17	$0.33	$0.27
Diluted	$0.06	$0.17	$0.31	$0.26
Weighted average shares used to compute net income per share available to common stockholders
Basic	109,559	105,093	108,510	104,568
Diluted	117,067	107,347	113,930	106,911

The accompanying notes are an integral part of these consolidated financial statements.

Sunrun Inc.
Consolidated Statements of Comprehensive Income
(In Thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income available to common stockholders	$7,409	$18,346	$35,441	$28,228
Other comprehensive income:
Unrealized gain (loss) on derivatives, net of income taxes	5,662	(3,709)	21,833	(4,473)
Less interest income (expense) on derivatives recognized into earnings, net of income taxes	422	(340)	1,636	(904)
Comprehensive income	$12,649	$14,977	$55,638	$24,659

Sunrun Inc.
Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Six Months Ended June 30,
	2018	2017
Operating activities:
Net loss	$(163,147)	$(148,765)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization, net of amortization of deferred grants	73,980	61,654
Deferred income taxes	12,582	16,179
Stock-based compensation expense	16,242	11,389
Interest on pass-through financing obligations	7,002	6,274
Reduction in pass-through financing obligations	(10,142)	(8,142)
Other noncash losses and expenses	12,131	10,152
Changes in operating assets and liabilities:
Accounts receivable	(13,044)	(10,254)
Inventories	13,123	14,582
Prepaid and other assets	(20,474)	(16,067)
Accounts payable	(32,840)	2,636
Accrued expenses and other liabilities	(2,039)	(6,511)
Deferred revenue	(4,555)	17,702
Net cash used in operating activities	(111,181)	(49,171)
Investing activities:
Payments for the costs of solar energy systems	(346,962)	(339,979)
Purchases of property and equipment	(2,762)	(4,464)
Net cash used in investing activities	(349,724)	(344,443)
Financing activities:
Proceeds from state tax credits, net of recapture	10,434	13,171
Proceeds from issuance of recourse debt	2,000	91,400
Repayment of recourse debt	(2,000)	(88,400)
Proceeds from issuance of non-recourse debt	250,232	199,525
Repayment of non-recourse debt	(48,677)	(84,830)
Payment of debt fees	(9,133)	(4,955)
Proceeds from pass-through financing and other obligations	151,632	3,062
Payment of finance lease obligations	(4,081)	(5,262)
Contributions received from noncontrolling interests and redeemable noncontrolling interests	167,468	303,545
Distributions paid to noncontrolling interests and redeemable noncontrolling interests	(33,301)	(24,635)
Proceeds from exercises of stock options, net of withholding taxes paid on restricted stock units	4,944	(425)
Net cash provided by financing activities	489,518	402,196
Net change in cash and restricted cash	28,613	8,582
Cash and restricted cash, beginning of period	241,790	224,363
Cash and restricted cash, end of period	$270,403	$232,945
Supplemental disclosures of cash flow information
Cash paid for interest	$33,509	$17,434
Cash paid for taxes	$—	$—
Supplemental disclosures of noncash investing and financing activities
Purchases of solar energy systems and property and equipment included in accounts payable and accrued expenses	$22,472	$25,284
Purchases of solar energy systems included in non-recourse debt	$—	$12,873
Distributions payable to noncontrolling interests and redeemable noncontrolling interests	$15,063	$13,212
Right-of-use assets obtained in exchange for new finance lease liabilities	$3,662	$94

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

Note 2. Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. As such, these unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s annual report on Form 10-K for the year ended December 31, 2017. The Company has restated certain prior period amounts to conform to the current period presentation as described in the Recently Issued and Adopted Accounting Standards section below. The results of the three and six months ended June 30, 2018 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2018 or other future periods.
The consolidated financial statements reflect the accounts and operations of the Company and those of its subsidiaries, including Funds, in which the Company has a controlling financial interest. The typical condition for a controlling financial interest ownership is holding a majority of the voting interests of an entity. However, a controlling financial interest may also exist in entities, such as variable interest entities (“VIEs”), through arrangements that do not involve controlling voting interests. In accordance with the provisions of Financial Accounting Standards Board (“FASB”), Accounting Standards Codification Topic 810 (“Topic 810”) Consolidation, the Company consolidates any VIE of which it is the primary beneficiary. The primary beneficiary, as defined in Topic 810, is the party that has (1) the power to direct the activities of a VIE that most significantly impact the VIE’s economic performance and (2) the obligation to absorb the losses of the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE. The Company evaluates its relationships with its VIEs on an ongoing basis to determine whether it continues to be the primary beneficiary. The consolidated financial statements reflect the assets and liabilities of VIEs that are consolidated. All intercompany transactions and balances have been eliminated in consolidation.
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
Revenue from external customers (including, but not limited to homeowners) for each group of similar products and services is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Customer agreements	$66,658	$51,220	$128,307	$97,545
Incentives	24,947	6,891	30,288	9,656
Customer agreements and incentives	91,605	58,111	158,595	107,201

Solar energy systems	40,734	28,079	74,732	48,698
Products	38,199	44,432	81,574	79,832
Solar energy systems and product sales	78,933	72,511	156,306	128,530
Total revenue	$170,538	$130,622	$314,901	$235,731

Revenue from Customer Agreements includes electricity revenues paid by customers as well as utility and other rebates assigned by the customer in the Customer Agreement. Revenue from incentives includes revenue from the sale of investment tax credits ("ITCs") and renewable energy credits (“SRECs”). The increase relates primarily to the sale of ITCs related to a financing obligation fund opened in 2018.

Cash and Restricted Cash
The following table provides a reconciliation of cash, and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statement of cash flows. Cash and restricted cash consists of the following (in thousands):

	June 30, 2018	December 31, 2017
Cash	$215,706	$202,525
Restricted cash, current and long-term	54,697	39,265
Total	$270,403	$241,790
Restricted cash represents amounts related to replacement of solar energy system components and obligations under certain financing transactions.
Accounts Receivable
Accounts receivable consist of amounts due from customers as well as rebates due from government agencies and utility companies. Under Customer Agreements, the customers typically assign incentive rebates to the Company.
Unbilled receivables typically arise from fixed price escalators in long-term Customer Agreements which are included in the estimated transaction price and recognized as revenue evenly over the term. Such unbillable amounts become billable over time and will increase for an individual Customer Agreement when the billing rate is less than the average rate under the Customer Agreement. The balance of the unbilled amount will gradually decrease to zero once the amounts billed are greater than the amount recognized for a given Customer Agreement.
Accounts receivable, net consists of the following (in thousands):

	June 30, 2018	December 31, 2017
Customer receivables	$56,934	$59,263
Unbilled receivables	65,417	52,278
Other receivables	702	751
Rebates receivable	2,468	1,442
Allowance for doubtful accounts	(2,187)	(1,665)
Total	$123,334	$112,069
Deferred Revenue
When the Company receives consideration, or when such consideration is unconditionally due, from a customer prior to delivering goods or services to the customer under the terms of a Customer Agreement, the Company records deferred revenue. Such deferred revenue consists of amounts for which the criteria for revenue recognition have not yet been met and includes amounts that are collected or assigned from customers, including upfront deposits and prepayments, and rebates. Deferred revenue relating to financing components represents the cumulative excess of interest expense recorded on financing component elements over the related revenue recognized to date and will eventually net to zero by the end of the initial term. Amounts received related to the sales of SRECs which have not yet been delivered to the counterparty are recorded as deferred revenue.

The opening balance of deferred revenue was $525.4 million as of December 31, 2016. Deferred revenue consists of the following (in thousands):

	June 30, 2018	December 31, 2017
Under Customer Agreements:
Payments received	$530,010	$517,544
Financing component balance	34,251	30,736
	564,261	548,280

Under SREC contracts:
Payments received	13,916	14,805
Financing component balance	1,865	1,767
	15,781	16,572

Total	$580,042	$564,852

In the three months ended June 30, 2018 and 2017, the Company recognized revenue of $13.0 million and $11.5 million, respectively, and in the six months ended June 30, 2018 and 2017, the Company recognized revenue of $25.8 million and $23.0 million, respectively, from amounts included in deferred revenue at the beginning of the respective periods. Revenue allocated to remaining performance obligations represents contracted revenue that has not yet been recognized and includes deferred revenue as well as amounts that will be invoiced and recognized as revenue in future periods. Contracted but not yet recognized revenue was approximately $4.4 billion as of June 30, 2018, of which the Company expects to recognize approximately 6% over the next 12 months and the remainder thereafter through the remaining initial term of the Customer Agreement. The annual amount of recognition of the existing deferred revenue balance at June 30, 2018 is not expected to vary significantly over the next 10 years, and then it is expected to gradually decline as the typically 20 year initial term expires on individual Customer Agreements.

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

The Company begins to recognize revenue on Customer Agreements when permission to operate ("PTO") is given by the local utility company or on the date daily operation commences if utility approval is not required. Revenue recognition does not necessarily follow the receipt of cash. The Company recognizes revenue evenly over the time that it satisfies its performance obligations over the initial term of the Customer Agreements. Customer Agreements typically have an initial term of 20 years. After the initial contract term, our Customer Agreements typically automatically renew on an annual basis and the rate is initially set at up to a 10% discount to then-prevailing power prices.
SREC revenue arises from the sale of environmental credits generated by solar energy systems and is generally recognized upon delivery of the SRECs to the counterparty. For pass-through financing obligation Funds, the value attributable to the ITCs are recognized in the period a solar system is granted PTO - see Note 10, Pass-through Financing Obligations.
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
Consideration from customers is considered variable due to the performance guarantee under Customer Agreements and liquidating provisions under SREC contracts. Performance guarantees provide a credit to the customer if the system's cumulative production, as measured on various PTO anniversary dates, is below the Company's guarantee of a specified minimum. Revenue is recognized to the extent it is probable that a significant reversal of such revenue will not occur.
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
Cost of Revenue
Customer agreements and incentives
Cost of revenue for customer agreements and incentives is primarily comprised of (1) the depreciation of the cost of the solar energy systems, as reduced by amortization of deferred grants, (2) solar energy system operations, monitoring and maintenance costs including associated personnel costs, and (3) allocated corporate overhead costs. Upon adoption of Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (Topic 606), the Company no longer records initial direct costs from the origination of Customer Agreements. Instead, the Company records costs to obtain a contract as described in Revenue Recognition above.
Solar energy systems and product sales

Cost of revenue for solar energy systems and non-lead generation product sales consists of direct and indirect material and labor costs for solar energy systems installations and product sales. Also included are engineering and design costs specific to an individual customer project, estimated warranty costs, freight costs, allocated corporate overhead costs, vehicle depreciation costs and personnel costs associated with supply chain, logistics, operations management, safety and quality control. Cost of revenue for lead generation consists of costs related to direct-response advertising activities associated with generating customer leads.
Recently Issued and Adopted Accounting Standards
Accounting standards adopted January 1, 2018 causing restatement of prior periods:
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The standard establishes a single revenue recognition model for all contracts with customers, eliminates industry specific requirements, and expands disclosure requirements. The Company adopted Topic 606 effective January 1, 2018, using the full retrospective method, which required the Company to restate each prior reporting period presented. The Company has elected to use the practical expedient under Topic 606 and has excluded disclosures of transaction prices allocated to remaining performance obligations and when the Company expects to recognize such revenue for all periods prior to the date of initial application.
In February 2016, the FASB issued ASU No. 2016-02 to replace existing lease guidance with Accounting Standards Codification Topic 842 ("Topic 842"), Leases. Topic 842 changes how the definition of a lease is applied and judgment may be required in applying the definition of a lease to certain arrangements. The Company elected to early adopt the standard effective January 1, 2018 concurrent with the adoption of Topic 606 related to revenue recognition, using the modified retrospective approach at the beginning of the earliest comparative period presented in the financial statements, which required the Company to restate each prior reporting period presented. In July 2018, the FASB issued ASU No. 2018-10, Codification Improvements to Topic 842, Leases, to clarify how to apply certain aspects of the new leases standard. The clarifications address the rate implicit in the lease, impairment of the net investment in the lease, lessee reassessment of lease classification, lessor reassessment of lease term and purchase options, variable payments that depend on an index or rate and certain transition adjustments. These amendments have the same effective date and transition requirements as the new leases standard, as such the Company adopted the new ASU and the impact of adopting this standard was not material to its financial statements.
Upon the adoption of Topic 842, the Company's Customer Agreements are accounted for under Topic 606 due to changes in the definition of a lease under Topic 842 when the Company was considered a lessor. For operating leases in which the Company is the lessee, the Company concluded that all existing operating leases under Accounting Standards Codification Topic 840 ("Topic 840"), Leases, continue to be classified as operating leases under Topic 842, and all existing capital leases under Topic 840 are classified as finance leases under Topic 842. The Company has lease agreements with lease and non-lease components, which are generally accounted for as a single lease component. The Company accounts for short-term leases on a straight-line basis over the lease term.
Under Topic 606, total consideration for Customer Agreements, including price escalators and performance guarantees, is estimated and recognized over the term of the Customer Agreement. This accounting for price escalators creates an unbilled receivable balance for the first half of the Customer Agreement, which is then reduced over the second half. Customer Agreements and SRECs with a prepaid element are deemed to include a significant financing component, as defined under Topic 606, which increases both revenue and interest expense. For pass-through financing obligation funds that report investment tax credit revenue, the ITC revenue is now recognized in full at PTO. SREC revenue is estimated net of any variable consideration related to possible liquidated damages, and recognized upon delivery of SRECs to the counterparty. The accounting did not materially differ for revenue currently recognized as solar energy systems and product sales. The adoption of Topic 606 also resulted in an adjustment to the Company's deferred tax liabilities, and impacted the analysis of the realizability of deferred tax assets, resulting in the release of valuation allowance related to state deferred tax assets.
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
Adjustments to Previously Reported Financial Statements from the Adoption of Accounting Standards
The primary impact of adopting Topic 606 and Topic 842 includes the recognition of revenue from Customer Agreements, and certain incentives revenue, namely SRECs and ITCs. Previously, under Topic 840, the Company recognized revenue related to certain Customer Agreements as contingent revenue when earned. Under Topic 606, because the Company has a continuous obligation to provide fully functional systems that provide electricity over the term of the Customer Agreement, it recognizes revenue evenly over the term of the Customer Agreements taking into account price escalators and performance guarantees when estimating variable consideration. Previously, the Company recognized revenue related to the sale of SRECs to the extent the cumulative value of delivered SRECs per contract exceeded any possible liquidated damages for non-delivery, if any. Under Topic 606, the Company estimates revenue net of any variable consideration related to possible liquidated damages, and recognizes revenue upon delivery of SRECs to the counterparty. Under Topic 605 and Topic 840, the Company previously reported ITC revenue over five years: following when the related solar system was granted PTO, with one-fifth of the monetized ITCs recognized on each anniversary of the solar energy systems' PTO date. Under Topic 606, the Company recognizes ITC revenue in full at PTO. Previously, under Topic 840, the Company capitalized direct and incremental costs as a component of Solar systems, net on the consolidated balance sheets. Under Topic 606, the Company capitalizes incremental costs incurred to obtain a contract in Other Assets in the consolidated balance sheets. These amounts are amortized on a straight-line basis over the term of the Customer Agreements, and are included in Sales and marketing in the consolidated statements of operations.
In addition to the impact of revenue recognition related to Customer Agreements, the impact of adopting Topic 842 includes a change in accounting for leases when the Company is the lessee, primarily the inclusion of right-of use ("ROU") assets included in other assets on the consolidated balance sheets, and operating lease liabilities included in accrued expenses and other liabilities and other liabilities on the consolidated balance sheets. The income tax impact as a result of the adoption of Topic 842 was immaterial.
The following table presents the effect of the adoption of Topic 606 and Topic 842 on the Company's condensed consolidated balance sheet as of December 31, 2017 (in thousands):

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
The following table presents the effect of the adoption of Topic 606 and Topic 842 on the Company's condensed consolidated statement of operations for the three and six months ended June 30, 2017 (in thousands except per share amounts):

	Three Months Ended June 30, 2017			Six Months Ended June 30, 2017
	Previously Reported	Adoption Impact	Restated	Previously Reported	Adoption Impact	Restated

Revenue: Customer agreements and incentives	$65,337	$(7,226)	$58,111	$113,435	$(6,234)	$107,201
Cost of customer agreements and incentives	47,114	(1,825)	45,289	91,450	(3,548)	87,902
Sales and marketing	32,784	2,272	35,056	64,460	3,728	68,188
General and administrative	25,230	(2)	25,228	49,851	(15)	49,836
Interest expense, net	16,602	5,369	21,971	31,879	10,650	42,529
Income tax expense	15,453	(4,672)	10,781	22,791	(6,610)	16,181
Net loss	(65,242)	(8,368)	(73,610)	(138,326)	(10,439)	(148,765)
Net loss attributable to noncontrolling interests and redeemable noncontrolling interests	(90,364)	(1,592)	(91,956)	(176,175)	(818)	(176,993)
Net income available to common stockholders	25,122	(6,776)	18,346	37,849	(9,621)	28,228
Basic net income per share available to common stockholders	0.24	(0.07)	0.17	0.36	(0.09)	0.27
Diluted net income per share available to common stockholders	0.23	(0.06)	0.17	0.35	(0.09)	0.26
The following table presents the effect of the adoption of Topic 230, Topic 606 and Topic 842 on the Company's condensed consolidated statement of cash flows for the six months ended June 30, 2017 (in thousands):

	Six Months Ended June 30, 2017
	Previously Reported	Adoption Impact	Restated

Net loss	$(138,326)	$(10,439)	$(148,765)
Net cash used in operating activities	(33,457)	(15,714)	(49,171)
Net cash used in investing activities	(361,190)	16,747	(344,443)
Net cash provided by financing activities	399,604	2,592	402,196
Net change in cash and restricted cash(1)	4,957	3,625	8,582
Cash and restricted cash, beginning of period(1)	206,364	17,999	224,363
Cash and restricted cash, end of period(1)	211,321	21,624	232,945
(1)Pursuant to Topic 230, restricted cash is included in the restated balances in the statement of cashflows, as described above. The amounts in the previously reported column include only cash.
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
In June 2018, the FASB issued ASU No. 2018-07, Compensation - Stock Compensation (Topic 718), Improvements to Nonemployee Share-Based Payment Accounting, which is intended to align the accounting for share-based payment awards issued to employees and nonemployees, however, this amendment does not apply to instruments issued in a financing transaction nor to equity instruments granted to a customer under a contract in the scope of Topic 606. Currently, performance conditions are recognized once the performance conditions are met. Under this new amendment, equity-classified nonemployee share-based payments will be measured at the grant-date fair value and will be recognized based on the probable outcome of the performance conditions. This ASU is effective for fiscal periods beginning after December 15, 2018.The Company is currently evaluating this guidance and the impact it may have on the Company's consolidated financial statements.
In July 2018, the FASB issued ASU No. 2018-09, Codification Improvements. This amendment makes changes to a variety of topics to clarify, correct errors in, or make minor improvements to the Accounting Standards Codification. The majority of the amendments in ASU 2018-09 are effective for periods beginning after December 15, 2018. The Company is currently evaluating this guidance and the impact it may have on the Company's consolidated financial statements.

Note 3. Fair Value Measurement
At June 30, 2018 and December 31, 2017, the carrying value of receivables, accounts payable, accrued expenses and distributions payable to noncontrolling interests approximates fair value due to their short-term nature and fall under the Level 2 hierarchy. The carrying values and fair values of debt instruments are as follows (in thousands):

	June 30, 2018		December 31, 2017
	Carrying Value	Fair Value	Carrying Value	Fair Value
Bank line of credit	$247,000	$247,000	$247,000	$247,000
Senior debt	1,003,688	1,003,328	808,455	807,698
Subordinated debt	153,674	152,214	111,488	111,095
Securitization debt	93,247	88,726	95,821	96,999
SREC Loans	—	—	32,181	32,181
Total	$1,497,609	$1,491,268	$1,294,945	$1,294,973
At June 30, 2018 and December 31, 2017, the fair value of the Company’s lines of credit, and certain senior, subordinated and SREC loans approximate their carrying values because their interest rates are variable rates that approximate rates currently available to the Company. At June 30, 2018 and December 31, 2017, the fair value of the Company’s other debt instruments are based on rates currently offered for debt with similar maturities and terms. The Company’s fair value of the debt instruments fell under the Level 3 hierarchy. These valuation approaches involve some level of management estimation and judgment, the degree of which is dependent on the price transparency for the instruments or market.
The Company determines the fair value of its interest rate swaps using a discounted cash flow model that incorporates an assessment of the risk of non-performance by the interest rate swap counterparty and an evaluation of the Company’s credit risk in valuing derivative instruments. The valuation model uses various inputs including contractual terms, interest rate curves, credit spreads and measures of volatility.
At June 30, 2018 and December 31, 2017, financial instruments measured at fair value on a recurring basis, based upon the fair value hierarchy are as follows (in thousands):

	June 30, 2018
	Level 1	Level 2	Level 3	Total
Derivative assets:
Interest rate swaps	$—	$24,257	$—	$24,257
Total	$—	$24,257	$—	$24,257
Derivative liabilities:
Interest rate swaps	$—	$1,437	$—	$1,437
Total	$—	$1,437	$—	$1,437

	December 31, 2017
	Level 1	Level 2	Level 3	Total
Derivative assets:
Interest rate swaps	$—	$1,917	$—	$1,917
Total	$—	$1,917	$—	$1,917
Derivative liabilities:
Interest rate swaps	$—	$8,568	$—	$8,568
Total	$—	$8,568	$—	$8,568

Note 4. Inventories
Inventories consist of the following (in thousands):

	June 30, 2018	December 31, 2017
Raw materials	$73,710	$87,927
Work-in-process	7,594	6,500
Total	$81,304	$94,427

Note 5. Solar Energy Systems, net
Solar energy systems, net consists of the following (in thousands):

	June 30, 2018	December 31, 2017
Solar energy system equipment costs	$3,455,457	$3,124,407
Inverters	353,422	317,390
Total solar energy systems	3,808,879	3,441,797
Less: accumulated depreciation and amortization	(463,983)	(399,280)
Add: construction-in-progress	92,926	119,053
Total solar energy systems, net	$3,437,822	$3,161,570

All solar energy systems, construction-in-progress and inverters have been leased to or are subject to signed Customer Agreements with customers. The Company recorded depreciation expense related to solar energy systems of $33.9 million and $27.4 million for the three months ended June 30, 2018 and 2017, respectively, and $66.2 million and $53.2 million for the six months ended June 30, 2018 and 2017, respectively. The depreciation expense was reduced by the amortization of deferred grants of $1.9 million and $1.8 million for the three months ended June 30, 2018 and 2017, respectively, and $3.8 million and $3.8 million for the six months ended June 30, 2018 and 2017, respectively.
Note 6. Other Assets
Other assets consist of the following (in thousands):

	June 30, 2018	December 31, 2017
Costs to obtain contracts	$183,870	$157,970
Accumulated amortization of costs to obtain contracts	(20,376)	(16,485)
Operating lease right-of-use assets	21,620	25,465
Other assets	59,727	27,804
Total	$244,841	$194,754
The Company recorded amortization of costs to obtain contracts of $2.1 million and $1.6 million for the three months ended June 30, 2018 and 2017, respectively, and $4.0 million and $3.1 million for the six months ended June 30, 2018 and 2017, respectively, in the sales and marketing expense.

Note 7. Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consist of the following (in thousands):

	June 30, 2018	December 31, 2017
Accrued employee compensation	$26,903	$28,698
Operating lease obligations	8,620	9,202
Accrued interest	8,921	6,054
Accrued professional fees	9,974	5,837
Other accrued expenses	43,876	47,439
Total	$98,294	$97,230

Note 8. Indebtedness
As of June 30, 2018, debt consisted of the following (in thousands, except percentages):

	Carrying Values, net of debt discount			Unused Borrowing Capacity	Interest Rate (1)	Maturity Date
	Current	Long Term	Total
Recourse debt:
Bank line of credit	$—	$247,000	$247,000	$406	5.31% - 5.42%	April 2020
Total recourse debt	$—	$247,000	$247,000	$406

Non-recourse debt:
Senior	15,701	987,987	1,003,688	5,000	4.23% - 5.34%	September 2020 - October 2024
Subordinated	4,774	148,900	153,674	—	6.71% - 7.82%	September 2020 - October 2024
Securitization Class A	3,644	79,716	83,360	—	4.40%	July 2024
Securitization Class B	452	9,435	9,887	—	5.38%	July 2024
Total non-recourse debt	$24,571	$1,226,038	$1,250,609	$5,000
Total debt	$24,571	$1,473,038	$1,497,609	$5,406

(1)	Reflects contractual, unhedged rates. See Note 9, Derivatives for hedge rates.
As of December 31, 2017, debt consisted of the following (in thousands, except percentages):

	Carrying Values, net of debt discount			Unused Borrowing Capacity	Interest Rate	Maturity Date
	Current	Long Term	Total
Recourse debt:
Bank line of credit	$—	$247,000	$247,000	$406	4.58% - 4.87%	April 2018
Total recourse debt	$—	$247,000	$247,000	$406

Non-recourse debt:
Senior	3,561	804,894	808,455	12,758	3.63% - 4.69%	September 2020 - October 2024
Subordinated	4,301	107,187	111,488	27	6.36% - 7.13%	September 2020 - October 2024
Securitization Class A	3,534	82,203	85,737	—	4.40%	July 2024
Securitization Class B	440	9,644	10,084	—	5.38%	July 2024
SREC Loans	9,693	22,488	32,181	—	7.28%	July 2021
Total non-recourse debt	$21,529	$1,026,416	$1,047,945	$12,785
Total debt	$21,529	$1,273,416	$1,294,945	$13,191

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
Under the terms of the working capital facility, the Company is required to meet various restrictive covenants, such as the completion and presentation of audited consolidated financial statements, maintaining a minimum unencumbered liquidity of at least $30 million at the end of each calendar month and maintaining a minimum interest coverage ratio of 3.00 or greater, measured quarterly as of the last day of each quarter. The Company was in compliance with all debt covenants as of June 30, 2018. As of June 30, 2018, the balance under this facility was $247.0 million with a maturity date in April 2020.
Syndicated Credit Facilities
Each of the Company's syndicated credit facilities contain customary covenants including the requirement to maintain certain financial measurements and provide lender reporting. Each of the syndicated credit facilities also contain certain provisions in the event of default which entitle lenders to take certain actions including acceleration of amounts due under the facilities and acquisition of membership interests and assets that are pledged to the lenders under the terms of the credit facilities. The facilities are non-recourse to the Company and are secured by net cash flows from Customer Agreements less certain operating, maintenance and other expenses which are available to the borrower after distributions to tax equity investors. The Company was in compliance with all debt covenants as of June 30, 2018.
As of June 30, 2018, certain subsidiaries of the Company have an outstanding balance of $286.7 million on secured credit facilities that were syndicated with various lenders due in October 2024. The credit facilities totaled $303.0 million and consisted of $293.0 million in term loans, and a $10.0 million revolving debt service reserve letter of credit facility. Term Loan A ("TLA") is a senior delayed draw term loan that bears interest at LIBOR +2.75% per annum for LIBOR loans or the Base Rate +1.75% per annum on Base Rate loans. Term Loan B ("TLB") is subordinated debt and consists of a Class A portion which accrues interest at a fixed interest rate of 7.03% per annum and a Class B portion which accrues interest at LIBOR +5.00% per annum or the Base Rate +4.00% per annum. The Base Rate is the highest of the Federal Funds Rate +0.50%, the Prime Rate, or LIBOR +1.00%. Under

TLA, prepayments are permitted with no penalties.  Under TLB, prepayments are permitted with associated penalties ranging from 0% - 5% depending on the timing of prepayments.
As of June 30, 2018, certain subsidiaries of the Company have an outstanding balance of $188.1 million on senior secured credit facilities that were syndicated with various lenders due in April 2024. These facilities are subject to the National Grid project equity transaction. The credit facilities totaled $202.0 million and consisted of a $195.0 million senior delayed draw term loan facility and a $7.0 million revolving debt service reserve letter of credit facility. Loans under the facility bear interest at LIBOR +2.25% per annum, as amended in March 2018, for the remainder of the initial four-year period for LIBOR loans or the Base Rate +1.25% per annum for Base Rate Loans. The Base Rate is the highest of the Federal Funds Rate +0.50%, the Prime Rate, or LIBOR +1.00%. The facilities are non-recourse to the Company and are secured by net cash flows from Customer Agreements and SRECs, less certain operating, maintenance and other expenses which are available to the borrower after distributions to tax equity investors. Prepayments are permitted under the delayed draw term loan facility.
As of June 30, 2018, certain subsidiaries of the Company have an outstanding balance of $313.8 million on secured credit facilities agreements, as amended, with a syndicate of banks due in March 2023. The facilities totaled $595.0 million and consisted of a revolving aggregation facility (“Aggregation Facility”), a term loan ("Term Loan") and a revolving debt service reserve letter of credit facility. Senior loans under the Aggregation Facility bear interest at LIBOR +2.50% per annum for the initial three-year revolving availability period, stepping up to LIBOR +2.75% per annum in the following two-year period. The subordinated Term Loan bears interest at LIBOR +5.00% per annum for the first three-year period, stepping up to LIBOR +6.50% per annum thereafter. Term Loan prepayment penalties range from 0% - 1% depending on the timing of prepayments.
As of June 30, 2018, certain subsidiaries of the Company have an outstanding balance of $161.6 million on secured credit facilities agreements with a syndicate of banks due in December 2021. The facilities totaled $195.4 million and consisted of a senior term loan (“Term Loan A”), a working capital revolver commitment and a revolving debt service reserve letter of credit facility which draws are solely for the purpose of satisfying the required debt service reserve amount if necessary. Loans under Term Loan A bear interest at LIBOR +2.75% per annum, stepping up to LIBOR +3.00% per annum on the fourth anniversary. The facilities also include a subordinated term loan (“Term Loan B”) which bears interest at LIBOR +5.00% per annum. Prepayments are permitted under Term Loan A and Term Loan B at par without premium or penalty.
Senior Debt
As of June 30, 2018, a subsidiary of the Company has an outstanding balance of $154.4 million on a revolving loan facility due in September 2020. The facility is non-recourse to the Company and is secured by the assets of such subsidiary and its net cash flows, including the net cash flows from the generation of contracted SRECs by certain subsidiaries of the Company. Loans under the facility bear interest at LIBOR +2.75% per annum for the senior secured loan, and LIBOR +5.50% per annum for the subordinated loan. The Company was in compliance with all debt covenants under this loan facility as of June 30, 2018.
As of June 30, 2018, a subsidiary of the Company has an outstanding balance of $22.9 million on a term loan due in April 2022. The loan is secured by the assets and related net cash flow of this subsidiary and is non-recourse to the Company’s other assets. The Company was in compliance with all debt covenants under this loan as of June 30, 2018.
As of June 30, 2018, a subsidiary of the Company has an outstanding balance of $11.6 million on a non-recourse loan due in September 2022. The loan is secured by substantially all of the assets of the subsidiary including this subsidiary’s membership interests and assets in its investment funds. The loan contains certain provisions in the event of default which entitles the lender to take certain actions including acceleration of amounts due under the loan. Loans under this facility bear interest at LIBOR +3.00% per annum. The financing agreement requires the Company to maintain certain financial covenants. At June 30, 2018, the Company was not in compliance with the interest rate hedging agreement that resulted in hedging greater than 100% of the aggregate principal amount; however, a waiver was obtained from the lender for this instance of noncompliance, and the noncompliance has been remedied.
As of June 30, 2018, a subsidiary of the Company has an outstanding balance of $18.3 million on a secured, non-recourse loan agreement due in September 2022. The loan will be repaid through cash flows from a pass-through financing obligation arrangement previously entered into by the Company. The loan agreement contains customary covenants including the requirement to maintain certain financial measurements and provide lender reporting. The loan also contains certain provisions in the event of default which entitles the lender to take certain actions including acceleration of amounts due under the loan. Loans under this facility bear interest at LIBOR +2.25% per annum. The Company was in compliance with all debt covenants under this loan as of June 30, 2018.
Securitization Loans
As of June 30, 2018, a subsidiary of the Company has an outstanding balance of $93.2 million on solar asset-backed notes ("Notes") secured by associated customer contracts (“Solar Assets”) held by a special purpose entity (“Issuer”). As of June 30, 2018 and December 31, 2017, these Solar Assets had a carrying value of $168.5 million and $172.8 million, respectively, and are included under solar energy systems, net, in the consolidated balance sheets. The Company was in compliance with all debt covenants as of June 30, 2018.

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
The interest rate swaps have been designated as cash flow hedges. The credit risk adjustment associated with these swaps is the risk of non-performance by the counterparties to the contracts. In the six months ended June 30, 2018, the hedge relationships on the Company’s interest rate swaps have been assessed as highly effective as the critical terms of the interest rate swaps match the critical terms of the underlying forecasted hedged transactions. Accordingly, changes in the fair value of these derivatives are recorded as a component of accumulated other comprehensive income, net of income taxes. Changes in the fair value of these derivatives are subsequently reclassified into earnings, and are included in interest expense, net in the Company’s statements of operations, in the period that the hedged forecasted transactions affects earnings.
The Company recorded an unrealized gain of $5.7 million and $21.8 million for the three and six months ended June 30, 2018 respectively, net of applicable tax expense of $(2.1) million and $(7.6) million, respectively. The Company recorded an unrealized loss of $3.7 million and $4.5 million for the three and six months ended June 30, 2017 respectively, net of applicable tax benefit of $2.4 million and $2.9 million, respectively. The Company recognized into earnings interest expense on derivatives of $0.4 million and interest expense of $1.6 million for the three and six months ended June 30, 2018, respectively, net of tax benefit of $0.2 million and tax expense of $0.6 million, respectively. The Company recognized into earnings interest expense on derivatives of $0.3 million and interest expense of $0.9 million for the three and six months ended June 30, 2017, respectively, net of tax expense of $0.2 million and $0.6 million, respectively.
During the next 12 months, the Company expects to reclassify $1.1 million of net gains on derivative instruments from accumulated other comprehensive income to earnings. There were no undesignated derivative instruments recorded by the Company as of June 30, 2018.

At June 30, 2018, the Company had designated derivative instruments classified as derivative assets as reported in other assets of $24.3 million and derivative liabilities as reported in other liabilities of $1.4 million in the Company’s balance sheet. At December 31, 2017, the Company had designated derivative instruments classified as hedges of variable interest payments as derivative assets that are reported in other assets of $1.9 million and derivative liabilities as reported in other liabilities of $8.6 million in the Company’s balance sheet. At June 30, 2018, the Company had the following derivative instruments (dollars in thousands):

Type	Quantity	Effective Dates	Maturity Dates	Hedge Interest Rates	Notional Amount	Adjusted Fair Market Value
Interest rate swap	1	5/21/2018	9/20/2020	2.69%	$110,242	$(165)
Interest rate swaps	2	4/29/2016 - 12/30/2016	8/31/2022 - 9/30/2022	1.27%- 2.37%	$25,726	$826
Interest rate swaps	10	7/31/2017 - 1/31/2019	4/30/2024 - 10/31/2024	2.16%- 2.69%	$342,631	$9,241
Interest rate swaps	3	4/30/2021	10/30/2026 - 10/31/2026	2.89% - 3.08%	$102,720	$(426)
Interest rate swaps	4	4/30/2015	10/31/2028	2.17%-2.18%	$124,492	$5,581
Interest rate swap	1	9/20/2020	6/20/2030	2.57%	$67,013	$963
Interest rate swap	1	9/30/2022	9/30/2031	3.23%	$8,642	$(101)
Interest rate swap	1	9/20/2020	4/20/2032	2.60%	$33,409	$530
Interest rate swaps	5	1/31/2019 - 10/31/2024	7/31/2034	2.48% - 3.04%	$144,379	$3,010
Interest rate swaps	5	7/31/2017 - 4/30/2024	7/31/2035	2.56% - 2.95%	$151,869	$1,880
Interest rate swaps	5	1/31/2018 - 10/18/2024	10/31/2036	2.62% - 2.95%	$182,267	$2,049
Interest rate swaps	3	10/30/2026 - 10/31/2026	1/31/2038	3.01% - 3.16%	$101,135	$(568)

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
Under these financing obligation arrangements, wholly owned subsidiaries of the Company finance the cost of solar energy systems with investors for an initial term of 20 - 25 years. The solar energy systems are subject to Customer Agreements with an initial term of typically 20 years that automatically renew on an annual basis. These solar energy systems are reported under the line item solar energy systems, net in the consolidated balance sheets. As of June 30, 2018 and December 31, 2017, the cost of the solar energy systems placed in service under the financing obligations was $499.4 million and $464.2 million, respectively. The accumulated depreciation related to these assets as of June 30, 2018 and December 31, 2017 was $71.9 million and $63.7 million, respectively.
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
Under the majority of the financing obligations, the investor has a right to extend its right to receive cash flows from the customers beyond the initial term in certain circumstances. Depending on the arrangement, the Company has the option to settle the outstanding financing obligation on the ninth or eleventh anniversary of the Fund inception at a price equal to the higher of (a) the fair value of future remaining cash flows or (b) the amount that would result in the investor earning their targeted return. In several of these financing obligations, the investor has an option to require repayment of the entire outstanding balance on the tenth anniversary of the Fund inception at a price equal to the fair value of the future remaining cash flows.
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

Note 11. VIE Arrangements
The Company consolidated various VIEs at June 30, 2018 and December 31, 2017. The carrying amounts and classification of the VIEs’ assets and liabilities included in the consolidated balance sheets are as follows (in thousands):

	June 30, 2018	December 31, 2017
Assets
Current assets
Cash	$90,445	$118,352
Restricted cash	1,044	2,699
Accounts receivable, net	70,108	57,402
Prepaid expenses and other current assets	465	917
Total current assets	162,062	179,370
Solar energy systems, net	2,627,741	2,385,329
Other assets	8,730	3,679
Total assets	$2,798,533	$2,568,378
Liabilities
Current liabilities
Accounts payable	$17,104	$15,929
Distributions payable to noncontrolling interests and redeemable noncontrolling interests	15,013	13,526
Accrued expenses and other liabilities	6,260	5,200
Deferred revenue, current portion	30,410	28,695
Deferred grants, current portion	1,016	1,021
Non-recourse debt, current portion	2,140	11,179
Total current liabilities	71,943	75,550
Deferred revenue, net of current portion	389,830	381,066
Deferred grants, net of current portion	28,748	29,385
Non-recourse debt, net of current portion	194,044	190,106
Other liabilities	9,454	1,848
Total liabilities	$694,019	$677,955
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

Note 12. Redeemable Noncontrolling Interests and Equity
As of June 30, 2018, the changes in redeemable noncontrolling interests, total stockholders’ equity and noncontrolling interests were as follows (in thousands):

	Redeemable Noncontrolling Interests	Total Stockholders' Equity	Noncontrolling Interests	Total Equity
Balance — December 31, 2017	$123,801	$881,582	$358,934	$1,240,516
Exercise of stock options	—	8,068	—	8,068
Issuance of restricted stock units, net of tax withholdings	—	(4,878)	—	(4,878)
Shares issued in connection with the Employee Stock Purchase Plan	—	1,755	—	1,755
Stock based compensation	—	16,251	—	16,251
Contributions from noncontrolling interests and redeemable noncontrolling interests	51,447	—	116,021	116,021
Distributions to noncontrolling interests and redeemable noncontrolling interests	(5,385)	—	(29,396)	(29,396)
Net income (loss)	(39,934)	35,441	(158,654)	(123,213)
Other comprehensive loss, net of taxes	—	20,197	—	20,197
Balance — June 30, 2018	$129,929	$958,416	$286,905	$1,245,321
The carrying value of redeemable noncontrolling interests was greater than the redemption value except for five Funds at June 30, 2018 and December 31, 2017 where the carrying value has been adjusted to the redemption value.
As of June 30, 2017, the changes in redeemable noncontrolling interests, total stockholders’ equity and noncontrolling interests were as follows (in thousands):

	Redeemable Noncontrolling Interests	Total Stockholders' Equity	Noncontrolling Interests	Total Equity
Balance — December 31, 2016	$140,996	$742,771	$252,957	$995,728
Cumulative effect of adoption of ASU 2016-16 and ASU 2016-09	—	2,996	—	2,996
Exercise of stock options	—	529	—	529
Issuance of restricted stock units, net of tax withholdings	—	(2,099)	—	(2,099)
Shares issued in connection with the Employee Stock Purchase Plan	—	1,145	—	1,145
Stock based compensation	—	11,416	—	11,416
Contributions from noncontrolling interests and redeemable noncontrolling interests	75,169	—	231,123	231,123
Distributions to noncontrolling interests and redeemable noncontrolling interests	(7,666)	—	(19,527)	(19,527)
Net income (loss)	(44,366)	28,228	(132,627)	(104,399)
Other comprehensive loss, net of taxes	—	(3,569)	—	(3,569)
Balance — June 30, 2017	$164,133	$781,417	$331,926	$1,113,343

Note 13. Stock-Based Compensation
Stock Options

The following table summarizes the activity for all stock options under all of the Company’s equity incentive plans for the six months ended June 30, 2018 (shares and aggregate intrinsic value in thousands):

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2017	16,268	$5.70	7.41	$14,832
Granted	1,436	8.33
Exercised	(1,529)	5.25
Cancelled / forfeited	(480)	4.33
Outstanding at June 30, 2018	15,695	$5.94	7.27	$114

Options vested and exercisable at June 30, 2018	8,624	$5.52	6.18	$66,074
Restricted Stock Units
The following table summarizes the activity for all restricted stock units (“RSUs”) under all of the Company’s equity incentive plans for the six months ended June 30, 2018 (shares in thousands):

	Number of Awards	Weighted Average Grant Date Fair Value
Unvested balance at December 31, 2017	5,330	$5.82
Granted	1,778	8.12
Issued	(1,206)	6.57
Cancelled / forfeited	(820)	6.72
Unvested balance at June 30, 2018	5,082	$6.49
Employee Stock Purchase Plan
Under the Company's amended 2015 Employee Stock Purchase Plan ("ESPP"), eligible employees are offered shares bi-annually through a 24-month offering period which encompasses four six month purchase periods. Each purchase period begins on the first trading day on or after May 15 and November 15 of each year. Employees may purchase a limited number of shares of the Company’s common stock via regular payroll deductions at a discount of 15% of the lower of the fair market value of the Company’s common stock on the first trading date of each offering period or on the exercise date. Employees may deduct up to 15% of payroll, with a cap of $25,000 of fair market value of shares in any calendar year and 10,000 shares per employee per purchase period.
Stock-Based Compensation Expense
The Company recognized stock-based compensation expense, including ESPP expenses, in the consolidated statements of operations as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Cost of customer agreements and incentives	$667	$1,110	$1,279	$1,861
Cost of solar energy systems and product sales	186	156	357	270
Sales and marketing	834	807	4,984	2,724
Research and development	311	186	605	335
General and administration	3,549	3,256	9,017	6,199
Total	$5,547	$5,515	$16,242	$11,389

In August 2017, the Company entered into an agreement with an affiliate ("Contractor") of Comcast Corporation ("Comcast") whereby Contractor will receive lead or sales fees for new customers it brings to the Company over a 40-month term. The Company also issued Comcast a warrant to purchase up to 11,793,355 shares of the Company's common stock, at an exercise price of $0.01 per warrant share. The warrant initially vests 50.05% when both (i) Contractor has earned a lead or sales fee with respect to 30,000 of installed solar energy systems, and (ii) Contractor or its affiliates have spent at least $10.0 million in marketing and sales in connection with the agreement. Thereafter, the warrant will vest in five additional increments for each additional 6,000 installed solar energy systems. As of June 30, 2018, none of the shares under this warrant have vested.

Note 14. Income Taxes
The income tax expense rate for the three months ended June 30, 2018 and 2017 was (6.5)% and (17.1)%, respectively, and for the six months ended June 30, 2018 and 2017 was (8.4)% and (12.2)%, respectively. The differences between the actual consolidated effective income tax rate and the U.S. federal statutory rate were primarily attributable to the allocation of losses on noncontrolling interests and redeemable noncontrolling interests, which assumes a hypothetical liquidation of these partnerships as of the reporting dates and therefore a deferred tax expense is calculated on the income available to common stockholders.
The Company sells solar energy systems to investment Funds. As the investment Funds are consolidated by the Company, the gain on the sale of the assets has been eliminated in the consolidated financial statements.
Tax Act
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
In addition on December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 ("SAB 118") which provides guidance on accounting for the tax effects of the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under ASC 740, Income Taxes, for the year ended December 31, 2017.  In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Tax Act for which the accounting under ASC 740 is complete.  The Company has determined that the deduction related to officers' compensation and the new tax statute needs further analysis to make their final assessment. The Company is still within the measurement period as of June 30, 2018 and no further conclusions have been made, as the Company reviews the law change and the impact to the Company.
Uncertain Tax Positions
As of June 30, 2018 and December 31, 2017, the Company had $0.6 million and 1.5 million, respectively, of unrecognized tax benefits related to an acquisition in 2015. In addition, there was $0.2 million and $0.4 million of interest and penalties for uncertain tax positions as of June 30, 2018 and December 31, 2017, respectively. During the three and six months ended June 30, 2018, the Company recorded an income tax benefit of $1.1 million due to the expiration of federal and California statute of limitations. This benefit was fully offset by an indemnification asset that was written down to zero through operating expenses during the quarter. The Company is subject to taxation and files income tax returns in the United States, its territories, and various state and local jurisdictions. Due to the Company’s net losses, substantially all of its federal, state and local income tax returns since inception are still subject to audit.
Net Operating Loss Carryforwards
As a result of the Company’s net operating loss carryforwards as of June 30, 2018 and December 31, 2017, the Company does not expect to pay income tax, including in connection with its income tax provision for the six months ended June 30, 2018 until the Company’s net operating losses are fully utilized. As of December 31, 2017, the Company’s federal and state net operating loss carryforwards were $700.3 million and $630.7 million, respectively. If not utilized, the federal net operating loss will begin to expire in the year 2028 and the state net operating losses will begin to expire in the year 2024.

Note 15. Commitments and Contingencies
Letters of Credit
As of June 30, 2018 and December 31, 2017, the Company had $11.9 million and $16.4 million, respectively, of unused letters of credit outstanding, which carry fees of 2.50% - 3.25% per annum.
Operating and Finance Leases
The Company leases real estate under non-cancellable-operating leases and equipment under finance leases.
The components of lease expense were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Finance lease cost:
Amortization of right-of-use assets	$2,723	$2,772	$5,357	$5,596
Interest on lease liabilities	128	170	247	367
Operating lease cost	2,505	2,619	5,134	5,130
Short-term lease cost	154	140	355	243
Variable lease cost	730	638	1,507	1,323
Sublease income	$(119)	$—	$(225)	$—
Total lease cost	$6,121	$6,339	$12,375	$12,659

Other information related to leases was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$2,655	$2,449	$5,255	$4,972
Operating cash flows from finance leases	95	155	204	334
Financing cash flows from finance leases	2,013	2,564	4,172	5,366
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	(1,026)	506	91	3,866
Finance leases	4,043	18	4,142	102
Weighted average remaining lease term (years):
Operating leases	3.7	4.3	3.7	4.3
Finance leases	2.2	2.4	2.2	2.4
Weighted average discount rate:
Operating leases	4.1%	4.0%	4.1%	4.0%
Finance leases	3.7%	3.0%	3.7%	3.0%
Future minimum lease payments under non-cancellable leases as of June 30, 2018 were as follows (in thousands):

	Operating Leases	Finance Leases
2018	$9,954	$7,636
2019	6,111	3,819
2020	4,454	1,555
2021	3,024	435
2022	2,080	48
Thereafter	749	20
Total future lease payments	26,372	13,513
Less: Amount representing interest	(2,618)	(496)
Present value of future payments	23,754	13,017
Less: Current portion	(8,620)	(7,332)
Long-term portion	$15,134	$5,685
Purchase Commitment
The Company entered into purchase commitments, which have the ability to be canceled without significant penalties, with multiple suppliers to purchase $220.0 million of photovoltaic modules and inverters by the end of 2019.
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

ITC and Cash Grant Indemnification
The Company is contractually committed to compensate certain investors for any losses that they may suffer in certain limited circumstances resulting from reductions in ITCs or U.S. Treasury grants. Generally, such obligations would arise as a result of reductions to the value of the underlying solar energy systems as assessed by the Internal Revenue Service (the “IRS”) or U.S. Treasury Department. At each balance sheet date, the Company assesses and recognizes, when applicable, the potential exposure from this obligation based on all the information available at that time, including any audits undertaken by the IRS. The Company believes that this obligation is not probable based on the facts known as of the filing date of this Quarterly Report on Form 10-Q. The maximum potential future payments that the Company could have to make under this obligation would depend largely on the difference between the prices at which the solar energy systems were sold or transferred to the Funds (or, in certain structures, the fair market value claimed in respect of such systems (referred to as "claimed values")) and the eligible basis determined by the IRS. The Company set the purchase prices and claimed values based on fair market values determined with the assistance of an independent third-party appraisal with respect to the systems that generate ITCs that are passed-through to and claimed by the Fund investors. Since the Company cannot determine how the IRS may evaluate system values used in claiming ITCs, the Company is unable to reliably estimate the maximum potential future payments that it could have to make under this obligation as of each balance sheet date, though any potential future payments are mitigated by the insurance policy described below. In April 2018, the Company purchased an insurance policy providing for certain payments by the insurers in the event there is any final determination (including a judicial determination) that reduced the ITCs claimed in respect of solar energy systems sold or transferred to most Funds through April 2018, or later, in the case of Funds added to the policy after such date. In general, the policy indemnifies the Company and related parties for additional taxes (including penalties and interest) owed in respect of lost ITCs, gross-up costs and expenses incurred in defending such claim, subject to negotiated exclusions from, and limitations to, coverage.
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
On November 20, 2015, a putative class action captioned Slovin et al. v. Sunrun Inc. and Clean Energy Experts, LLC, Case No. 4:15-cv-05340, was filed in the United States District Court, Northern District of California. The complaint generally alleged violations of the Telephone Consumer Protection Act (the “TCPA”) on behalf of an individual and putative classes of persons alleged to be similarly situated. Plaintiffs filed a First Amended Complaint on December 2, 2015, and a Second Amended Complaint on March 25, 2016, also asserting individual and putative class claims under the TCPA. By Order entered on April 28, 2016, the Court granted the Company’s motion to strike the class allegations set forth in the Second Amended Complaint, and granted leave to amend. Plaintiffs filed a Third Amended Complaint on July 12, 2016 asserting individual and putative class claims under the TCPA. On October 12, 2016, the Court denied the Company’s motion to again strike the class allegations set forth in the Third Amended Complaint. On October 3, 2017, plaintiffs filed a motion for leave to file a Fourth Amended Complaint, seeking to, among other things, revise the definitions of the classes that plaintiffs seek to represent. The Company has opposed that motion, which remains pending before the Court. In each iteration of their complaint, plaintiffs seek statutory damages, equitable and injunctive relief, and attorneys’ fees and costs, on behalf of themselves and the absent classes. On April 12, 2018, the Company and plaintiffs advised the Court that they reached a settlement in principle, and the Court vacated all deadlines relating to the motion for class certification. Plaintiffs are required to file any motion for preliminary approval by August 30, 2018.

Most, if not all, of the claims asserted in the lawsuit relate to activities allegedly engaged in by third-party vendors, for which the Company denies any responsibility. The vendors are contractually obligated to indemnify the Company for losses related to the conduct alleged. The Company believes that the claims are without merit and intends to defend itself vigorously.
On April 13, 2016, a purported shareholder class action captioned Pytel v. Sunrun Inc., et al., Case No. CIV 538215, was filed in the Superior Court of California, County of San Mateo, against the Company, certain of the Company’s directors and officers, the underwriters of the Company’s initial public offering and certain other defendants. The complaint generally alleges that the defendants violated Sections 11, 12 and 15 of the Securities Act of 1933 by making false or misleading statements in connection with the Company’s August 5, 2015 initial public offering regarding the continuation of net metering programs. The plaintiffs seek to represent a class of persons who acquired the Company’s common stock pursuant or traceable to the initial public offering. Plaintiffs seek compensatory damages, including interest, rescission or rescissory damages, an award of reasonable costs and attorneys’ fees, and any equitable or injunctive relief deemed appropriate by the court. On April 29, 2016, a purported shareholder class action captioned Baker et al. v. Sunrun Inc., et al., Case No. CIV 538419, was filed in the Superior Court of California, County of San Mateo. On May 10, 2016, a purported shareholder class action captioned Nunez v. Sunrun Inc., et al., Case No. CIV 538593, was filed in the Superior Court of California, County of San Mateo. The Baker and Nunez complaints are substantially similar to the Pytel complaint, and seek similar relief against similar defendants on behalf of the same purported class. On May 3, 2018, plaintiffs filed a second amended complaint including allegations related to the alleged effect of customer cancellations on the Company’s business.
On April 21, 2016, a purported shareholder class action captioned Cohen, et al. v. Sunrun Inc., et al., Case No. CIV 538304, was filed in the Superior Court of California, County of San Mateo, against the Company, certain of the Company’s directors and officers, and the underwriters of the Company’s initial public offering. The complaint generally alleges that the defendants violated Sections 11, 12 and 15 of the Securities Act of 1933 by making false or misleading statements in connection with an August 5, 2015 initial public offering regarding the Company’s business practices and its dependence on complex financial instruments. The Cohen plaintiffs seek to represent the same class and seek similar relief as the plaintiffs in the Pytel, Nunez, and Baker actions.    On September 26, 2016, the Baker, Cohen, Nunez, and Pytel actions were consolidated (such consolidated action referred to as the "state court litigation"). On December 27, 2017, the court granted Plaintiffs’ motion for class certification.
Following a mediation on May 4, 2018, the parties entered into an agreement in principle to settle all claims asserted in the state court litigation against all defendants. The aggregate amount of the proposed settlement is $32.0 million, $30.1 million of which will be funded by the Company’s insurers and the remaining $1.9 million of which has been accrued. The Company and all defendants have denied, and continue to deny, the claims alleged in the state court litigation and the settlement does not reflect any admission of fault, wrongdoing or liability as to any defendant. The settlement is subject to definitive documentation, shareholder notice and court approval.
On May 3, 2017, a purported shareholder class action captioned Fink, et al. v. Sunrun Inc., et al., Case No. 3:17-cv-02537, was filed in the United States District Court, Northern District of California, against the Company and certain of the Company’s directors and officers. The complaint generally alleges that the defendants violated Sections 10(b) and 20(a) of the Exchange Act of 1934, and Securities and Exchange Commission Rule 10b-5, by making false or misleading statements in connection with public filings made between September 15, 2015 and March 8, 2017 regarding the number of customers who canceled contracts after signing up for the Company’s home-solar energy system. The plaintiff seeks compensatory damages, including interest, attorney's fees, and costs, on behalf of all persons other than the defendants who purchased the Company's securities between September 16, 2015 and May 2, 2017. On May 4, 2017, a purported shareholder class action captioned Hall, et al. v. Sunrun Inc., et al., Case No. 3:17-cv-02571, was filed in the United States District Court, Northern District of California. On May 18, 2017, a purported shareholder class action captioned Sanogo, et al. v. Sunrun Inc., et al., Case No. 3:17-cv-02865, was filed in the United States District Court, Northern California District of California. The Hall and Sanogo complaints are substantially similar to the Fink complaint, and seeks similar relief against similar defendants on behalf of a substantially similar class. On August 23, 2017, the Fink, Hall, and Sanogo actions were consolidated, and on September 25, 2017, plaintiffs filed a consolidated amended complaint which alleges the same underlying violations as the original Fink, Hall and Sanogo complaints (such consolidated action referred to as the "federal court litigation"). On April 5, 2018, the court granted the Company’s motion to dismiss without prejudice. Plaintiffs filed a second amended complaint on May 3, 2018. On July 19, 2018, the court again granted defendants' motion to dismiss without prejudice.

On August 8, 2018, the Company reached an agreement in principal with plaintiffs to settle all claims asserted in the federal court litigation against all defendants for $2.5 million, all of which will be funded by the Company's insurers. The Company and all defendants have denied, and continue to deny, the claims alleged in the federal court litigation and the settlement does not reflect any admission of fault, wrongdoing or liability as to any defendant. The settlement is subject to definitive documentation, shareholder notice and court approval.
On June 29, 2017, a shareholder derivative complaint captioned Barbara Sue Sklar Living Trust v. Sunrun Inc. et al., was filed in the United States District Court, Northern District of California, against the Company and certain of the Company’s directors and officers. The complaint generally alleges that the defendants violated Section 14(a) of the Exchange Act of 1934 by making false or misleading statements in connection with public filings, including proxy statements, made between September 10, 2015 and May 3, 2017 regarding the number of customers who cancelled contracts after signing up for the Company’s home solar energy system. The Plaintiff seeks, among other things, damages in favor of the Company, certain corporate actions to purportedly improve the Company’s corporate governance, and an award of costs and expenses to the putative plaintiff stockholder, including attorneys’ fees. The Company believes that the claims are without merit and intends to defend itself vigorously. The case has been stayed pending the outcome of the federal court litigation matter described above.
On April 5, 2018, a stockholder derivative complaint captioned Leonard Olsen v. Sunrun Inc. et al., was filed in the United States District Court, District of Delaware, against the Company and certain of the Company’s directors and officers. The complaint generally alleges that the individual defendants breached their fiduciary duties and violated Section 14(a) of the Exchange Act of 1934 by making false or misleading statements in connection with public filings, including proxy statements, made between September 16, 2015 and May 21, 2017 regarding the number of customers who canceled contracts after signing up for the Company's home-solar energy system. The Plaintiff seeks, among other things, damages in favor of the Company, equitable relief, and an award of costs and expenses to the putative plaintiff stockholder, including attorneys’ fees. The Company believes that the claims are without merit and intends to defend itself vigorously. The case has been stayed pending the outcome of the federal court litigation matter described above.

Note 16. Earnings Per Share
The computation of the Company’s basic and diluted net income per share are as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Numerator:
Net income attributable to common stockholders	$7,409	$18,346	$35,441	$28,228
Denominator:
Weighted average shares used to compute net income per share attributable to common stockholders, basic	109,559	105,093	108,510	104,568
Weighted average effect of potentially dilutive shares to purchase common stock	7,508	2,254	5,420	2,343
Weighted average shares used to compute net income per share attributable to common stockholders, diluted	117,067	107,347	113,930	106,911
Net income per share attributable to common stockholders
Basic	$0.07	$0.17	$0.33	$0.27
Diluted	$0.06	$0.17	$0.31	$0.26

The following shares were excluded from the computation of diluted net income per share as the impact of including those shares would be anti-dilutive (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Warrants	1,251	1,251	1,251	1,251
Outstanding stock options	2,188	13,712	6,052	13,712
Unvested restricted stock units	334	1,256	1,057	1,256
Total	3,773	16,219	8,360	16,219

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
Overview

We provide clean, solar energy to homeowners at savings compared to traditional utility energy. We also offer battery storage along with solar energy systems to our customers in select markets. Our core solar service offerings are provided through our lease and power purchase agreements which we refer to as our “Customer Agreements” which provide homeowners with simple, predictable pricing for solar energy that is insulated from rising retail electricity prices. While homeowners have the option to purchase a solar energy system outright from us, most of our customers choose to buy solar as a service from us through our solar service offerings without the significant upfront investment of purchasing a solar energy system. With our solar service offerings, we install solar energy systems on our customers’ homes and provide them the solar power produced by those systems typically for a 20-year initial term. In addition, we monitor, maintain and insure the system during the term of the contract. In exchange, we receive predictable cash flows from high credit quality customers and qualify for tax and other benefits. We finance portions of these tax benefits and cash flows through tax equity and non-recourse debt structures in order to fund our upfront costs, overhead and growth investments. We develop valuable customer relationships that can extend beyond this initial contract term and provide us an opportunity to offer additional services in the future, such as our home battery storage service. Since our founding, we have continued to invest in a platform of services and tools to enable large scale operations for us and our partner network. The platform includes processes and software, as well as fulfillment and acquisition marketing leads.
We have experienced substantial growth in our business and operations since our inception in 2007. As of June 30, 2018, we operated the second largest fleet of residential solar energy systems in the United States and provided our solar services to approximately 202,000 customers in 22 states, plus the District of Columbia. We have deployed an aggregate of 1,360 megawatts (“MW”) as of June 30, 2018, and our Gross Earning Assets as of June 30, 2018 were approximately $2.6 billion. Please see the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Key Operating Metrics” for more details on how we calculate Megawatts Deployed and Gross Earning Assets.

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
From inception to August 6, 2018, we have formed 37 investment funds. Of these 37 funds, 29 are currently active and are described below. We have established different types of investment funds to implement our asset monetization strategy. Depending on the nature of the investment fund, cash may be contributed to the investment fund by the investor upfront or in stages based on milestones associated with the design, construction or interconnection status of the solar energy systems. The cash contributed by the fund investor is used by the investment fund to purchase solar energy systems. The investment funds either own or enter into a master lease with a Sunrun subsidiary for the solar energy systems, Customer Agreements and associated incentives. We receive on-going cash distributions from the investment funds representing a portion of the monthly customer payments received. We use the upfront cash, as well as on-going distributions, to cover our costs associated with designing, purchasing and installing the solar energy systems. In addition, we also use debt, equity and other financing strategies to fund our operations. The allocation of the economic benefits between us and the fund investor and the corresponding accounting treatment varies depending on the structure of the investment fund.
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
The table below provides an overview of our current investment funds (dollars in millions):

		Consolidated Joint Ventures
	Pass-Through Financing Obligations	Partnership Flip	JV Inverted Lease
Consolidation	Owner entity consolidated, tenant entity not consolidated	Single entity, consolidated	Owner and tenant entities consolidated
Balance sheet classification	Pass-through financing obligation	Redeemable noncontrolling interests and noncontrolling interests	Redeemable noncontrolling interests and noncontrolling interests
Revenue from ITCs	Recognized on the PTO date	None	None
Method of calculating investor interest	Effective interest rate method	Greater of HLBV or redemption value	Greater of HLBV or redemption value; or pro rata
Liability balance as of June 30, 2018	$260.2	N/A	N/A
Noncontrolling interest balance (redeemable or otherwise) as of June 30, 2018	N/A	$381.6	$35.2
Number of funds (as of June 30, 2018)	7	20	4
MW deployed (as of June 30, 2018)	160.5	801.8	114.2
Carrying value of solar energy systems, net (as of June 30, 2018)	$390.9	$2,154.5	$360.7
Contributions from third-party fund investors (through June 30, 2018)	$605.9	$1,777.8	$274.6

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

•
Gross Earning Assets represents the remaining net cash flows (discounted at 6%) we expect to receive during the initial term of our Customer Agreements (typically 20 or 25 years) for systems that have been deployed as of the measurement date, plus a discounted estimate of the value of the Customer Agreement renewal term or solar energy system purchase at the end of the initial term. Consistent with industry standards, we use a discount rate of 6%. We consider a discount rate of 6% to be appropriate and consistent with recent market transactions that demonstrate that a portfolio of residential solar homeowner contracts is an asset class that can be securitized successfully on a long-term basis, with a coupon of less than 5%. We calculate the Gross Earning Assets value of the purchase or renewal amount at the expiration of the initial contract term assuming either a system purchase or a five year renewal (for our 25-year Customer Agreements) or a 10-year renewal (for our 20-year Customer Agreements), in each case forecasting only a 30-year customer relationship (although the customer may renew for additional years, or purchase the system), at a contract rate equal to 90% of the customer’s contractual rate in effect at the end of the initial contract term. After the initial contract term, our Customer Agreements typically automatically renew on an annual basis and the rate is initially set at up to a 10% discount to then-prevailing power prices.

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

◦
Gross Earning Assets Under Energy Contract represents the remaining net cash flows during the initial term of our Customer Agreements (less substantially all value from SRECs prior to July 1, 2015), for systems deployed as of the measurement date.

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

	For the Three Months Ended June 30,
	2018	2017
MW Deployed (during the period)	91	76

	As of June 30,
	2018	2017
Cumulative Megawatts Deployed (end of period) (1)	1,360	1,027

(1)	The Cumulative Megawatts Deployed may not equal the sum of all MW deployed each year due to rounding.

	As of June 30,
	2018	2017

	(in thousands)
Gross Earning Assets Under Energy Contract	$1,715,109	$1,229,176
Gross Earning Assets Value of Purchase or Renewal	863,357	664,860
Gross Earning Assets	$2,578,466	$1,894,036

The tables below provide a range of Gross Earning Asset amounts if different default, discount and purchase and renewal assumptions were used.
Gross Earning Assets Under Energy Contract:

	As of June 30, 2018
	Discount rate
Default rate	4%	5%	6%	7%	8%

	(in thousands)
5%	$1,961,761	$1,808,842	$1,673,153	$1,552,410	$1,444,665
0%	$2,013,308	$1,855,276	$1,715,109	$1,590,432	$1,479,224
Gross Earning Assets Value of Purchase or Renewal:

	As of June 30, 2018
	Discount rate
Purchase or Renewal rate	4%	5%	6%	7%	8%

	(in thousands)
80%	$1,142,287	$925,979	$753,135	$614,556	$503,082
90%	$1,309,323	$1,061,442	$863,357	$704,532	$576,765
100%	$1,476,358	$1,196,905	$973,580	$794,508	$650,448

Total Gross Earning Assets:

	As of June 30, 2018
	Discount rate
Purchase or Renewal rate	4%	5%	6%	7%	8%

	(in thousands)
80%	$3,155,595	$2,781,255	$2,468,243	$2,204,988	$1,982,306
90%	$3,322,631	$2,916,718	$2,578,466	$2,294,964	$2,055,989
100%	$3,489,666	$3,052,181	$2,688,688	$2,384,940	$2,129,672

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

	(in thousands, except per share data)
Revenue:
Customer agreements and incentives	$91,605	$58,111	$158,595	$107,201
Solar energy systems and product sales	78,933	72,511	156,306	128,530
Total revenue	170,538	130,622	314,901	235,731
Operating expenses:
Cost of customer agreements and incentives	57,769	45,289	112,345	87,902
Cost of solar energy systems and product sales	64,268	60,938	128,847	110,369
Sales and marketing	49,237	35,056	93,316	68,188
Research and development	5,052	3,710	8,948	6,706
General and administrative	28,130	25,228	61,023	49,836
Amortization of intangible assets	1,051	1,051	2,102	2,102
Total operating expenses	205,507	171,272	406,581	325,103
Loss from operations	(34,969)	(40,650)	(91,680)	(89,372)
Interest expense, net	31,872	21,971	60,070	42,529
Other expenses (income), net	508	208	(1,184)	683
Loss before income taxes	(67,349)	(62,829)	(150,566)	(132,584)
Income tax expense	4,378	10,781	12,581	16,181
Net loss	(71,727)	(73,610)	(163,147)	(148,765)
Net loss attributable to noncontrolling interests and redeemable noncontrolling interests	(79,136)	(91,956)	(198,588)	(176,993)
Net income available to common stockholders	$7,409	$18,346	$35,441	$28,228
Net income per share available to common stockholders
Basic	$0.07	$0.17	$0.33	$0.27
Diluted	$0.06	$0.17	$0.31	$0.26
Weighted average shares used to compute net income per share attributable to common stockholders
Basic	109,559	105,093	108,510	104,568
Diluted	117,067	107,347	113,930	106,911

Comparison of the Three Months Ended June 30, 2018 and 2017
Revenue

	Three Months Ended June 30,		Change
	2018	2017	$	%

	(in thousands)
Customer agreements	$66,658	$51,220	$15,438	30%
Incentives	24,947	6,891	18,056	262%
Customer agreements and incentives	91,605	58,111	33,494	58%

Solar energy systems	40,734	28,079	12,655	45%
Products	38,199	44,432	(6,233)	(14)%
Solar energy systems and product sales	78,933	72,511	6,422	9%
Total revenue	$170,538	$130,622	$39,916	31%
Customer Agreements and Incentives. The $15.4 million increase in revenue from Customer Agreements was primarily due to both an increase in solar energy systems under Customer Agreements being placed in service in the period from July 1, 2017 through June 30, 2018, plus a full quarter of revenue recognized in the second quarter of 2018 for systems placed in service in the second quarter of 2017 versus only a partial quarter of such revenue related to the period in which the assets were in service in 2017. Revenue from incentives consists of sales of ITCs and SRECs which increased by $18.1 million during the three months ended June 30, 2018, compared to the prior year. The increase was primarily due to the sale of ITCs related to a financing obligation fund opened in 2018.
Solar Energy Systems and Product Sales. Revenue from solar energy systems sales increased by $12.7 million compared to the prior year due to increased demand through retail partners. Product sales decreased by $6.2 million, compared to the prior year period primarily due to a decrease in the volume of wholesale products sold.
Operating Expenses

	Three Months Ended June 30,		Change
	2018	2017	$	%

	(in thousands)
Cost of customer agreements and incentives	$57,769	$45,289	$12,480	28%
Cost of solar energy systems and product sales	64,268	60,938	3,330	5%
Sales and marketing	49,237	35,056	14,181	40%
Research and development	5,052	3,710	1,342	36%
General and administrative	28,130	25,228	2,902	12%
Amortization of intangible assets	1,051	1,051	—	—%
Total operating expenses	$205,507	$171,272	$34,235	20%
Cost of Customer Agreements and Incentives. The $12.5 million increase in cost of Customer Agreements and incentives was primarily due to the increase in solar energy systems placed in service in the period from July 1, 2017 through June 30, 2018, plus a full quarter of costs recognized in the second quarter of 2018 for systems placed in service in the second quarter of 2017 versus only a partial quarter of such expenses related to the period in which the assets were in service in 2017.

The cost of Customer Agreements and incentives decreased to 63% of customer agreements and incentives revenue during the three months ended June 30, 2018, from 78% during the three months ended June 30, 2017.
Cost of Solar Energy Systems and Product Sales. The $3.3 million increase in cost of solar energy systems and product sales was due to the corresponding increase in the product sales discussed above.
Sales and Marketing Expense. The $14.2 million increase in sales and marketing expense was primarily attributable to an increase in average headcount driving higher employee compensation. Included in sales and marketing expense is $2.1 million and $1.6 million of amortization of costs to obtain customer contracts for the period ending June 30, 2018 and 2017, respectively.
General and Administrative Expense. The $2.9 million increase in general and administrative expenses primarily relates to increased employee compensation.
Non-Operating Expenses

	Three Months Ended June 30,		Change
	2018	2017	$	%

	(in thousands)
Interest expense, net	$31,872	$21,971	$9,901	45%
Other expenses (income), net	508	208	300	144%
Total interest and other expenses, net	$32,380	$22,179	$10,201	46%

Interest Expense, net. The increase in net interest expense of $9.9 million was primarily related to additional borrowings entered into subsequent to June 30, 2017. Included in net interest expense is $5.7 million and $5.2 million of non-cash interest recognized on contracts with customers that have a significant financing component for the period ending June 30, 2018 and 2017, respectively.

Income Tax Expense

	Three Months Ended June 30,		Change
	2018	2017	$	%

	(in thousands)
Income tax expense	$4,378	$10,781	$(6,403)	(59)%

The decrease in income tax expense of $6.4 million primarily relates to a decrease in tax expense related to noncontrolling interests and increases in tax benefits associated with stock compensation deductions and investment tax credits. Given our net operating loss carryforwards as of December 31, 2017 and June 30, 2018, we do not expect to pay income tax, until our net operating losses are fully utilized. As of December 31, 2017, our federal and state net operating loss carryforwards were $700.3 million and $630.7 million, respectively. If not utilized, the federal net operating loss will begin to expire in the year 2028 and the state net operating losses will begin to expire in the year 2024.

Net Loss Attributable to Noncontrolling Interests and Redeemable Noncontrolling Interests

	Three Months Ended June 30,		Change
	2018	2017	$	%

	(in thousands)
Net loss attributable to noncontrolling interests and redeemable noncontrolling interests	$(79,136)	$(91,956)	$12,820	(14)%

The increase in net loss attributable to noncontrolling interests and redeemable noncontrolling interests was primarily a result of the addition of 4 funds since June 30, 2017, as well as the HLBV method used in determining the amount of net income or loss attributable to noncontrolling interests and redeemable noncontrolling interests, which generally allocates more loss to the noncontrolling interest in the first several years after fund formation.

Comparison of the Six Months Ended June 30, 2018 and 2017
Revenue

	Six Months Ended June 30,		Change
	2018	2017	$	%

	(in thousands)
Customer agreements	$128,307	$97,545	$30,762	32%
Incentives	30,288	9,656	20,632	214%
Customer agreements and incentives	158,595	107,201	51,394	48%

Solar energy systems	74,732	48,698	26,034	53%
Products	81,574	79,832	1,742	2%
Solar energy systems and product sales	156,306	128,530	27,776	22%
Total revenue	$314,901	$235,731	$79,170	34%
Customer Agreements and Incentives. The $30.8 million increase in revenue from Customer Agreements was primarily due to both an increase in solar energy systems under Customer Agreements being placed in service in the period from July 1, 2017 through June 30, 2018, plus a full half year of revenue recognized in 2018 for systems placed in service in the first half of 2017 versus only a partial first half of such revenue related to the period in which the assets were in service in 2017. Revenue from incentives consists of the sale of ITCs and SRECs which increased by $20.6 million primarily due to the sale of ITCs related to a financing obligation fund opened in 2018.
Solar Energy Systems and Product Sales. Revenue from solar energy systems sales increased by $26.0 million compared to the prior year due to increased demand through retail partners. Product sales decreased by $1.7 million, compared to the prior year period primarily due to a decrease in the volume of wholesale products sold.
Operating Expenses

	Six Months Ended June 30,		Change
	2018	2017	$	%

	(in thousands)
Cost of customer agreements and incentives	$112,345	$87,902	$24,443	28%
Cost of solar energy systems and product sales	128,847	110,369	18,478	17%
Sales and marketing	93,316	68,188	25,128	37%
Research and development	8,948	6,706	2,242	33%
General and administrative	61,023	49,836	11,187	22%
Amortization of intangible assets	2,102	2,102	—	—%
Total operating expenses	$406,581	$325,103	$81,478	25%
Cost of Customer Agreements and Incentives. The $24.4 million increase in cost of customer agreements and incentives was primarily due to the increase in solar energy systems placed in service in the period from July 1, 2017 through June 30, 2018, plus a full half year of costs recognized in 2018 for systems placed in service in the first half of 2017 versus only a partial first half of such expenses related to the period in which the assets were in service in 2017.
The cost of customer agreements and incentives decreased to 71% of customer agreements and incentives revenue during the six months ended June 30, 2018, from 82% during the six months ended June 30, 2017.

Cost of Solar Energy Systems and Product Sales. The $18.5 million increase in cost of solar energy systems and product sales was due to the corresponding increase in the product sales discussed above.
Sales and Marketing Expense. The $25.1 million increase in sales and marketing expense was primarily attributable to an increase in average headcount driving higher employee compensation. Included in sales and marketing expense is $4.0 million and $3.1 million of amortization of costs to obtain customer contracts for the six months ending June 30, 2018 and 2017, respectively.
General and Administrative Expense. The $11.2 million increase in general and administrative expenses primarily related to charges for a litigation accrual and a reserve against construction-in-progress relating to certain integrated partners totaling $7.1 million. The remainder of the increase related to increased employee compensation.
Non-Operating Expenses

	Six Months Ended June 30,		Change
	2018	2017	$	%

	(in thousands)
Interest expense, net	$60,070	$42,529	$17,541	41%
Other expenses (income), net	(1,184)	683	(1,867)	(273)%
Total interest and other expenses, net	$58,886	$43,212	$15,674	36%

Interest Expense, net. The increase in net interest expense of $17.5 million was primarily related to additional borrowings entered into subsequent to June 30, 2017. Included in net interest expense is $11.3 million and $10.3 million of non-cash interest recognized on contracts with customers that have a significant financing component for the period ending June 30, 2018 and 2017, respectively.

Income Tax Expense

	Six Months Ended June 30,		Change
	2018	2017	$	%

	(in thousands)
Income tax expense	$12,581	$16,181	$(3,600)	(22)%

The decrease in income tax expense of $3.6 million primarily relates to a decrease in tax expense related to noncontrolling interests and increases in tax benefits associated with stock compensation deductions and investment tax credits. Given our net operating loss carryforwards as of December 31, 2017 and June 30, 2018, we do not expect to pay income tax, until our net operating losses are fully utilized. As of December 31, 2017, our federal and state net operating loss carryforwards were $700.3 million and $630.7 million, respectively. If not utilized, the federal net operating loss will begin to expire in the year 2028 and the state net operating losses will begin to expire in the year 2024.

Net Loss Attributable to Noncontrolling Interests and Redeemable Noncontrolling Interests

	Six Months Ended June 30,		Change
	2018	2017	$	%

	(in thousands)
Net loss attributable to noncontrolling interests and redeemable noncontrolling interests	$(198,588)	$(176,993)	$(21,595)	12%

The increase in net loss attributable to noncontrolling interests and redeemable noncontrolling interests was primarily a result of the addition of 4 funds since June 30, 2017, as well as the HLBV method used in determining the amount of net income or loss attributable to noncontrolling interests and redeemable noncontrolling interests, which generally allocates more loss to the noncontrolling interest in the first several years after fund formation.

Liquidity and Capital Resources
As of June 30, 2018, we had cash of $215.7 million, which consisted of cash held in checking and savings accounts with financial institutions. We finance our operations mainly through a variety of financing fund arrangements that we have formed with fund investors, borrowings, cash generated from our sources of revenue and more recently, proceeds from secured, non-recourse loan arrangements for up to $705 million. Our principal uses of cash are funding our business, including the costs of acquisition and installation of solar energy systems, satisfaction of our obligations under our debt instruments and other working capital requirements.
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

	Six Months Ended June 30,
	2018	2017

	(in thousands)
Consolidated cash flow data:
Net cash used in operating activities	$(111,181)	$(49,171)
Net cash used in investing activities	(349,724)	(344,443)
Net cash provided by financing activities	489,518	402,196
Net change in cash and restricted cash	$28,613	$8,582
Operating Activities
During the six months ended June 30, 2018, we used $111.2 million in net cash in operating activities. The driver of our operating cash inflow consists of payments received from customers. During the six months ended June 30, 2018, our operating cash outflows were $51.4 million from our net loss excluding non-cash and non-operating items. Changes in working capital resulted in a net cash outflow of $59.8 million.
During the six months ended June 30, 2017, we used $49.2 million in net cash in operating activities. The driver of our operating cash inflow consists of payments received from customers. During the six months ended June 30, 2017, our operating cash outflows were $51.3 million from our net loss excluding non-cash and non-operating items. Changes in working capital resulted in a net cash inflow of $2.1 million.
Investing Activities
During the six months ended June 30, 2018, we used $349.7 million in cash in investing activities. Of this amount, we used $347.0 million to acquire and install solar energy systems and components under our long-term Customer Agreements, and $2.8 million for capitalized software projects and the acquisition of office equipment.
During the six months ended June 30, 2017, we used $344.4 million in cash in investing activities. Of this amount, we used $340.0 million to acquire and install solar energy systems and components under our long-term Customer Agreements, and $4.5 million for capitalized software projects and the acquisition of office equipment.
Financing Activities
During the six months ended June 30, 2018, we generated $489.5 million from financing activities. This was primarily driven by $285.8 million in net proceeds from fund investors, $192.4 million in proceeds from debt, net of debt issuance costs and repayments, offset by $4.1 million in payments for finance lease obligations.

During the six months ended June 30, 2017, we generated $402.2 million from financing activities. This was primarily driven by $282.0 million in net proceeds from fund investors, $112.7 million in proceeds from debt, net of debt issuance costs and repayments, offset by $5.3 million in payments for finance lease obligations.

Debt and Financing Fund Commitments
Debt Instruments
For a discussion of the terms and conditions of debt instruments and changes thereof in the period, refer to Note 8, Indebtedness, to our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Equity Instruments
Warrant. In August 2017, we entered into an agreement with an affiliate ("Contractor") of Comcast Corporation ("Comcast") whereby Contractor will receive lead or sales fees for new customers it brings to us over a 40-month term. We also issued Comcast a warrant to purchase up to 11,793,355 shares of our common stock, at an exercise price of $0.01 per warrant share. The warrant initially vests 50.05% when both (i) Contractor has earned a lead or sales fee with respect to 30,000 of installed solar energy systems, and (ii) Contractor or its affiliates have spent at least $10 million in marketing and sales in connection with the agreement. Thereafter, the warrant will vest in five additional increments for each additional 6,000 installed solar energy systems. As of June 30, 2018, none of the shares under this warrant have vested.
Investment Fund Commitments
As of June 30, 2018, we had undrawn committed capital of approximately $484.9 million which may only be used to purchase and install solar energy systems. We intend to establish new investment funds in the future, and we may also use debt, equity or other financing strategies to finance our business.
Contractual Obligations and Other Commitments
The following table summarizes our contractual obligations as of June 30, 2018 (in thousands):

	Payments Due by Period
	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years	Total

	(in thousands)
Contractual Obligations:
Debt obligations (including future interest)	$102,803	$565,095	$323,538	$855,302	$1,846,738
Purchase commitments	83,950	136,000	—	—	219,950
Distributions payable to noncontrolling interests and redeemable noncontrolling interests (1)	15,063	—	—	—	15,063
Finance lease obligations (including accrued interest)	7,636	5,374	483	20	13,513
Operating lease obligations	9,954	10,565	5,104	749	26,372
Total contractual obligations	$219,406	$717,034	$329,125	$856,071	$2,121,636

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
In connection with that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective and designed to provide reasonable assurance that the information required to be disclosed is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms as of June 30, 2018. The term “disclosure controls and procedures,” as defined in Rules 13a-15l and 15d-15l under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We implemented internal controls to ensure we adequately evaluated our contracts and properly assessed the impact of the new accounting standards related to revenue recognition and leases on our financial statements to facilitate their adoption on January 1, 2018. There were no significant changes to our internal control over financial reporting due to the adoption of the new standards.

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
In addition, our business and results of operations are materially affected by conditions in the global capital markets and the economy. A general slowdown or volatility in current economic conditions, stemming from the level of U.S. national debt, currency fluctuations, unemployment rates, the availability and cost of credit, the U.S. housing market, inflation levels, negative interest rates, energy costs and concerns over a slow economic recovery, could adversely affect our business, including our ability to raise financing.
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
The solar energy industry is an emerging and constantly evolving market opportunity. We believe the solar energy industry will still take several years to fully develop and mature, and we cannot be certain that the market will grow at the rate we expect. For example, we have experienced increases in cancellations of our Customer Agreements in certain geographic markets during certain periods throughout our operating history. Any future growth of the solar energy market and the success of our solar service offerings depend on many factors beyond our control, including recognition and acceptance of the solar service market by consumers, the pricing of alternative sources of energy, a favorable regulatory environment, the continuation of expected tax benefits and other incentives and our ability to provide our solar service offerings cost-effectively. If the markets for solar energy do not develop at the rate we expect, our business may be adversely affected.
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
Potential investors must remain satisfied that the funding structures that we offer will make the tax benefits associated with solar energy systems available to these investors, which depends on the investors’ assessment of the tax law, the absence of any unfavorable interpretations of that law and the continued application of existing tax law and interpretations to our funding structures. Adverse changes in existing law or interpretations of existing law by the Internal Revenue Service (the "IRS") and the courts could reduce the willingness of investors to invest in funds associated with these solar energy systems. Moreover, corporate tax rate reductions could reduce the appetite for tax benefits overall, which could reduce the pool of available funds. Additionally, certain tax deductions, such as depreciation, will have less value to investors, requiring additional cash to be paid to investors to meet return demands. Accordingly, we cannot assure you that this type of financing will continue to be available to us. New investment fund structures or other financing mechanisms may also become available, and if we are unable to take advantage of these fund structures and financing mechanisms, we may be at a competitive disadvantage. If, for any reason, we were unable to finance our solar service offerings through tax-advantaged structures or if we were unable to realize or monetize Commercial ITCs or other tax benefits, we may no longer be able to provide our solar service offerings to new homeowners on an economically viable basis, which would have a material adverse effect on our business, financial condition and results of operations.
If the Internal Revenue Service or the U.S. Department of the Treasury makes determinations that the fair market value of our solar energy systems is materially lower than what we have claimed, we may have to pay significant amounts to our fund investors and our business, financial condition and prospects may be materially and adversely affected.
We and our fund investors claim the Commercial ITC or the U.S. Treasury grant in amounts based on the fair market value of our solar energy systems. We have obtained independent appraisals to determine the fair market values we report for claiming Commercial ITCs and U.S. Treasury grants. The IRS and the U.S. Treasury Department review these fair market values. With respect to U.S. Treasury grants, the U.S. Treasury Department reviews the reported fair market value in determining the amount initially awarded, and the IRS and the U.S. Treasury Department may also subsequently audit the fair market value and determine that amounts previously awarded must be repaid to the U.S. Treasury Department or that excess awards constitute taxable income for U.S. federal income tax purposes. With respect to Commercial ITCs, the IRS may review the fair market value on audit and determine that the tax credits previously claimed must be reduced. If the fair market value is determined in these circumstances to be less than what we reported, we may owe our fund investors an amount equal to this difference, plus any costs and expenses associated with a challenge to that valuation. We could also be subject to tax liabilities, including interest and penalties. If the IRS or the U.S. Treasury Department further disagrees now or in the future with the amounts we reported regarding the fair market value of our solar energy systems, or if we receive an adverse outcome with respect to the Department of the Treasury Inspector General investigation discussed elsewhere in this “Risk Factors” section and in the section entitled “Part II, Item 1. Legal Proceedings” elsewhere in this Quarterly Report on Form 10-Q, it could have a material adverse effect on our business, financial condition and prospects. For example, a hypothetical five percent downward adjustment in the fair market value of the solar energy systems related to approximately $269.0 million in U.S. Treasury grants that we have received since the beginning of the U.S. Treasury grant program through December 31, 2014, would obligate us to repay approximately $14.0 million to our fund investors. One of our investment funds has recently been selected for audit by the IRS. In addition, three of our investors are currently being audited by the IRS, and these investor audits involve a review of the fair market value determination of our solar energy systems. If these investor audits result in an adverse finding, we may be subject to an indemnity obligation to these investors. Since we cannot determine how the IRS will evaluate system values used in claiming ITCs, we are unable to reliably estimate the maximum potential future payments that we would have to make under this obligation as of each balance sheet date.
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
For example, in the past, we and our solar partners purchased a significant portion of the solar panels used in our solar service offerings from manufacturers based in China or containing components from China. In April 2017, Suniva, Inc., a U.S.-based solar panel manufacturer (“Suniva”), filed a petition for global safeguards with the U.S. International Trade Commission ("USITC"), which included requests for the imposition of tariffs on crystalline silicon photovoltaic ("CSPV") solar cells and the establishment of a minimum price for solar modules imported into the United States. Another solar panel manufacturer, SolarWorld AG, later joined Suniva’s petition. In January 2018, the President imposed a four-year tariff on imported solar modules and cells after 2.5 gigawatts (GW) of imports. The tariff is initially 30%, stepping down 5% annually. This tariff could adversely affect our costs, our supply, or have other material adverse impacts on our business. For example, the tariff could be reflected in the purchase price of the solar panels and components we and our solar partners purchase and could adversely impact our future access to solar panels and components. Furthermore, on April 18, 2018, SunPower Corporation ("SunPower") announced plans to acquire SolarWorld, making SunPower a potential domestic solar panel manufacturer that is not subject to the tariffs. This could give SunPower, which offers home solar leasing to customers installing SunPower panels, a cost advantage over home solar leasing competitors like Sunrun that rely, in part, on imported solar panels that are currently subject to the 30% tariff.
In addition, during the first half of 2018, the United States and China each imposed new tariffs, and announced further proposed tariffs, on various products imported from the other country. The United States also has announced potential tariffs on goods imported from other countries. We cannot predict what actions may ultimately be taken with respect to tariffs or trade relations between the United States and other countries, what products may be subject to such actions, or what actions may be taken by the other countries in retaliation. The adoption and expansion of trade restrictions, the occurrence of a trade war, or other governmental action related to tariffs or trade agreements or policies has the potential to adversely impact our supply chain, our costs, our suppliers, and the U.S. economy, which could in turn adversely affect our business, financial condition and results of operation.
We may continue to make significant investments to drive growth in the future. Increases in any of these costs could adversely affect our results of operations and financial condition and harm our business and prospects. If we are unable to reduce our cost structure in the future, it could have a material adverse effect on our ability to be profitable and on our business and prospects.

We rely on net metering or related policies to offer competitive pricing to homeowners in all of our current markets, and changes to such policies may significantly reduce demand for electricity from our solar service offerings.
As of June 30, 2018, a substantial majority of states have adopted net metering policies. Net metering policies are designed to allow homeowners to serve their own load using on-site energy generation. Electricity that is generated by a solar energy system and consumed on-site avoids a retail energy purchase from the applicable utility, and excess electricity that is exported back to the electric grid generates a retail credit within a homeowner’s monthly billing period. At the end of the monthly billing period, if the homeowner has generated excess electricity within that month, the homeowner typically carries forward a credit for any excess electricity to be offset against future utility energy purchases. At the end of an annual billing period or calendar year, utilities either continue to carry forward a credit, or reconcile the homeowner’s final annual or calendar year bill using different rates (including zero credit) for the exported electricity.
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
In addition, in early 2016 we ceased new installations in Nevada in response to the elimination of net metering by the Public Utilities Commission of Nevada (“PUCN”). However, in September 2016, the PUCN issued an order grandfathering in customers under the prior net metering rules who had installed a solar energy system or had submitted a net metering application prior to December 31, 2015. Furthermore, in June 2017, the governor of Nevada signed legislation, AB 405, which restores net metering at a reduced credit -- starting at 95% of the retail rate and declining as solar penetration increases -- and grandfathers new customers for 20 years at the net metering rate in effect at the time they apply for interconnection. As another example, in December 2016, the Arizona Corporation Commission (“ACC”) issued a decision to eliminate net metering and reduce export rates for new solar customers. To carry out this decision, specific rate changes applicable to Arizona solar customers are being determined in utility rate cases. For example, in 2017, Arizona Public Service Company ("APS") filed a rate case seeking reduced credit for solar exports and higher fixed charges. Intervenors agreed upon a settlement, which the ACC accepted in August 2017. The ACC is also considering similar rate changes in the Tucson Electric Power ("TEP") and UNS Electric ("UNS") rate proceedings. If approved, the decision will eliminate net metering and reduce export rates for new solar customers. The ACC's decision is expected to be released shortly. In addition, New Hampshire issued its net metering ("NEM") order in June 2017, which kept NEM with some minor changes and removed a previously existing 100 MW cap on NEM and grandfathers in customers under existing rates until 2040. In May 2018, the governor of Connecticut signed legislation which will end the state's existing net metering program upon the conclusion of the Residential Solar Incentive Program (currently expected to occur in 2019) and replace it with two new yet-to-be-determined rate structures.
Some states set limits on the total percentage of a utility’s customers that can adopt net metering. For example, South Carolina has a net metering cap and Duke Energy Carolinas announced in July 2018 that customers within its territory have reached the cap. If it is not increased or otherwise extended, the net metering cap is expected to be reached in the remainder of the state in the future. New York and New Jersey currently have no net metering cap; however, these states have caps that trigger commission review of net metering policies. These policies could be subject to change in the future, and other states we serve now or in the future may adopt net metering caps. If the net metering caps in these jurisdictions are reached without an extension of net metering policies, homeowners in the future will not have access to the economic value proposition net metering allows. Our ability to sell our solar service offerings may be adversely impacted by the failure to extend existing limits to net metering or the elimination of currently existing net metering policies. The failure to adopt a net metering policy where it currently is not in place would pose a barrier to entry in those states. Additionally, the imposition of charges that only or disproportionately impact homeowners that have solar systems, or the introduction of rate designs such as the “unbundled” rates mentioned above, would adversely impact our business.

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
Utilities could also offer other value-added products or services that could help them compete with us even if the cost of electricity they offer is higher than ours. In addition, a majority of utilities’ sources of electricity are non-solar, which may allow utilities to sell electricity more cheaply than we can. Moreover, regulated utilities are increasingly seeking approval to “rate-base” their own residential solar and storage businesses. Rate-basing means that utilities would receive guaranteed rates of return for their solar and storage businesses. This is already commonplace for utility scale solar projects and commercial solar projects. While few utilities to date have received regulatory permission to rate-base residential solar or storage, our competitiveness would be significantly harmed should more utilities receive such permission because we do not receive guaranteed profits for our solar service offerings.
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

Finally, as declining prices for solar panels and related equipment has resulted in an increase in consumers purchasing instead of leasing solar energy systems, we also face competition from companies that offer consumer loans for these solar panel purchases.
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
All states regulate investor-owned utility retail electricity pricing. In addition, there are numerous publicly owned utilities and electric cooperatives that establish their own retail electricity pricing through some form of regulation or internal process. These regulations and policies could deter potential homeowners from purchasing our solar service offerings. For example, some utilities in states such as Arizona and Utah have sought and secured rate design changes that reduce credit for residential solar exports to below the retail rate and impose new charges for rooftop solar customers. Utilities in additional states may follow suit. Such rate changes can include changing rates to charge lower volume-based rates – the rates charged for kilowatt hours of electricity purchased by a residential customer – raising unavoidable fixed charges that a homeowner is subject to when they purchase solar energy from third parties, and levying charges on homeowners based on their point of maximum demand during a month (referred to as “demand charge”). For example, the Massachusetts Department of Public Utilities recently approved Eversource's proposed demand charges on net metering customers in the state. The Massachusetts Department of Public Utilities decision is currently being appealed at the Massachusetts Supreme Judicial Court and related legislation is pending at the Massachusetts legislature. APS also offers residential demand charge rate plans and if our solar customers have subscribed to those plans, they may not realize typical savings. These forms of rate design would adversely impact our business by reducing the value of the electricity our solar energy systems produce and reducing the savings homeowners receive by purchasing our solar service offerings. These proposals could continue in other states. In addition to changes in general rates charged to all residential customers, utilities are increasingly seeking solar-specific charges (which may be fixed charges, capacity-based charges, or other rate charges). Any of these changes could materially reduce the demand for our products and could limit the number of markets in which our products are competitive with electricity provided by the utilities.
Our business currently depends on the availability of utility rebates, tax credits, exemption and other financial incentives in addition to other tax benefits. The expiration, elimination or reduction of these rebates and incentives could adversely impact our business.
Our business depends on government policies that promote and support solar energy and enhance the economic viability of owning solar energy systems. U.S. federal, state and local governmental bodies provide incentives to owners, distributors, installers and manufacturers of solar energy systems to promote solar energy. These incentives include ITCs, as discussed above, as well as other tax credits, rebates and SRECs associated with solar energy generation. Some markets, such as New Jersey and Massachusetts, currently utilize SRECs. SRECs can be volatile and could decrease over time as the supply of SREC-producing solar energy systems installed in a particular market increases. For example, in New Jersey, because of the substantial supply of solar energy systems installed, the state was on the cusp of reaching the solar carve-out under the state's Renewable Portfolio Standard. In May 2018, the governor of New Jersey signed legislation to expand New Jersey's solar carve-out to 5.1% of kilowatt hours of electricity sold in the state through 2021. We rely on the incentives listed above to lower our cost of capital and to incent investors to invest in our funds, all of which enables us to lower the price we charge homeowners for our solar service offerings. These incentives have had a significant impact on the development of solar energy but they could change at any time, especially in light of the recent change in administration, as further described below. These incentives may also expire on a particular date (as discussed above with respect to the ITC), end when the allocated funding is exhausted, or be reduced, terminated or repealed without notice. The financial value of certain incentives may also decrease over time.
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
Our business model also relies on multiple tax exemptions offered at the state and local levels. For example, solar energy systems are generally not considered in determining values for calculation of local and state real and personal property taxes as a result of applicable property tax exemptions. State and local tax exemptions can be changed by state legislatures and other regulators, and if solar energy systems were not excluded, the property taxes payable by homeowners would be higher, which could offset any potential savings our solar service offerings could offer, if the property taxes were to be imposed on third party owners of the solar panels, solar companies like Sunrun would be subject to higher costs. For example, Arizona Department of Revenue has determined that the rule that solar energy systems have no value and add no value does not apply to solar panels that are leased (as opposed to owned) and has subjected our leased solar panels to personal property taxes in that state. While we are challenging that determination, an adverse outcome will subject us and other solar companies to an increase in personal property taxes. If we pass this additional tax on to our customers in the form of higher prices, it could reduce or eliminate entirely the savings that these solar panels would otherwise provide to the homeowner. We are involved in ongoing litigation challenging the Arizona personal property tax determination. In May 2017, the Arizona Court of Appeals upheld the tax court’s ruling that the Arizona Department of Revenue had no legal authority to assess rooftop solar energy equipment, reversed the Tax Court’s ruling that the statute, Section 42-11054(C)(2), is unconstitutional, and ruled that the counties have no authority to tax rooftop solar equipment. The Arizona Department of Revenue appealed that decision. On March 16, 2018, the Arizona Supreme Court ruled that the Arizona Department of Revenue lacks statutory authority to value the Company’s leased solar panels, but remanded to the Tax Court to determine whether Section 42-13054 authorizes county assessors to value the Company’s leased solar panels and, if so, whether Section 42-11054(C)(2) nevertheless requires a zero valuation. There can be no assurances that this litigation will be resolved in a manner that is favorable to us or other solar companies. If this litigation is not resolved in a manner that is favorable to us and other solar companies, it will adversely impact our operations in Arizona. If we decide to pass the tax cost on to our customers, such price increase could adversely impact our ability to attract new customers in Arizona, and the savings that our current Arizona customers realize could be reduced or eliminated by the additional tax imposed, which will make our solar service offerings less attractive to those customers and could increase the risk of default from those customers. In addition, South Carolina counties do not currently assess property tax on customer-owned residential solar energy systems, however, third-party-owned systems are subject to business personal property taxes. In Connecticut, a small number of municipalities have assessed property tax on third party owned solar systems, despite an applicable exemption under state law. In general, we rely on certain state and local tax exemptions that apply to the sale of equipment, sale of power, or both. These state and local tax exemptions can be changed by the state legislature and other regulators, and such a change, could adversely impact our business.
We are not currently regulated as a utility under applicable laws, but we may be subject to regulation as a utility in the future or become subject to new federal and state regulations for any additional solar service offerings we may introduce in the future.
Most federal, state, and municipal laws do not currently regulate us as a utility. As a result, we are not subject to the various regulatory requirements applicable to U.S. utilities. However, any federal, state, local or otherwise applicable regulations could place significant restrictions on our ability to operate our business and execute our business plan by prohibiting or otherwise restricting our sale of electricity. These regulatory requirements could include restricting our sale of electricity, as well as regulating the price of our solar service offerings. For example, the New York Public Service Commission recently passed an order regulating distributed energy providers as if they were energy service companies, which increases the regulatory compliance burden for us in that state. If we were subject to the same regulatory authorities as utilities in other states or if new regulatory bodies were established to oversee our business, then our operating costs could materially increase.

Our business depends in part on the regulatory treatment of third-party owned solar energy systems.
Our Customer Agreements are third-party ownership arrangements. Sales of electricity by third parties face regulatory challenges in some states and jurisdictions. These challenges pertain to issues such as whether third-party-owned systems qualify for the same levels of rebates or other non-tax incentives available for homeowner-owned solar energy systems, whether third-party-owned systems are eligible at all for these incentives, and whether third-party-owned systems are eligible for net metering and the associated significant cost savings. Reductions in, or eliminations of, the current treatment of third-party arrangements could reduce demand for our solar service offerings, adversely impact our access to capital and cause us to increase the price we charge homeowners for energy.
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
Until 2014, we focused our efforts primarily on the sales, financing and monitoring of solar energy systems for residential customers, with installation provided by our solar partners. In February 2014, we acquired the residential sales and installation business of Mainstream Energy Corporation, its fulfillment business AEE Solar and its racking business SnapNrack (collectively, "MEC"). We have limited experience managing the fulfillment and racking lines of the MEC business, and we may not be successful in maintaining or growing the revenue from these businesses. Further, we have limited experience, in comparison to our solar partner model, in our direct-to-consumer business, and as a result, we may fail to grow as quickly or achieve the revenue scale targeted in connection with such a model. We may also be unsuccessful in expanding our customer base through installation of our solar service offerings within our current markets or in new markets we may enter. Additionally, we cannot assure you that we will be successful in generating substantial revenue from our current solar service offerings or from any additional solar service offerings we may introduce in the future. Our limited operating history, combined with the rapidly evolving and competitive nature of our industry, may not provide an adequate basis for you to evaluate our results of operations and business prospects. In addition, we only have limited insight into emerging trends, such as alternative energy sources, commodity prices in the overall energy market, and legal and regulatory changes that impact the solar industry, any of which could adversely impact our business, prospects and results of operations.
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
Furthermore, there is no assurance that we will be able to enter into new debt instruments on acceptable terms or at all. If we were unable to satisfy financial covenants and other terms under existing or new instruments, or obtain waivers or forbearance from our lenders, or if we were unable to obtain refinancing or new financings for our working capital, equipment and other needs on acceptable terms if and when needed, our business would be adversely affected.
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
As of June 30, 2018, approximately half of our customers were in California. Accordingly, our business and results of operations are particularly susceptible to adverse economic, regulatory, political, weather and other conditions in this market and in other markets that may become similarly concentrated, in particular the east coast, where we have seen significant growth recently. In addition, our corporate and sales headquarters are located in San Francisco, California, an area that has a heightened risk of earthquakes and nearby wildfires. We may not have adequate insurance, including business interruption insurance, to compensate us for losses that may occur from any such significant events, including damage to our solar energy systems. A significant natural disaster, such as an earthquake or wildfire, could have a material adverse impact on our business, results of operations and financial condition. In addition, acts of terrorism or malicious computer viruses could cause disruptions in our or our solar partners’ businesses or the economy as a whole. To the extent that these disruptions result in delays or cancellations of installations or the deployment of our solar service offerings, our business, results of operations and financial condition would be adversely affected.
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

The federal government currently offers a 30% Residential ITC for the installation of certain solar power facilities owned by residential taxpayers. The Residential ITC is expected to ramp down from 30% to 26% for solar property commencing construction in 2020 and then further to 22% for solar property commencing construction in 2021. The Residential ITC is set to expire after 2021. Reductions in, eliminations of, or expirations of governmental incentives such as the Residential ITC could reduce the number of customers who choose to purchase our solar energy systems.
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
While we have a variety of stringent quality standards that we apply in the selection of our solar partners, we do not control our suppliers and solar partners or their business practices. Accordingly, we cannot guarantee that they follow our standards or ethical business practices, such as fair wage practices and compliance with environmental, safety and other local laws. A lack of demonstrated compliance could lead us to seek alternative suppliers or contractors, which could increase our costs and result in delayed delivery or installation of our products, product shortages or other disruptions of our operations. Violation of labor or other laws by our suppliers and solar partners or the divergence of a supplier’s or solar partner's labor or other practices from those generally accepted as ethical in the United States or other markets in which we do business could also attract negative publicity for us and harm our business, brand and reputation in the market.
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
Our ability to monitor solar energy production for various purposes depends on the operation of our metering solution. We could incur significant expense and disruption to our operations in connection with failures of our metering solution, including meter hardware failures and failure of the cellular technology that we use to communicate with those meters. Many of our meters operate on either the 2G or 3G cellular data networks, which are expected to sunset before the term of our Customer Agreements with homeowners. Upgrading our metering solution may cause us to incur significant expense. Additionally, our meters communicate data through proprietary software, which we license from our metering partners. Should we be unable to continue to license, on agreeable terms, the software necessary to communicate with our meters, it could cause a significant disruption in our business and operations.
Problems with product quality or performance may cause us to incur warranty expenses and performance guarantee expenses, may lower the residual value of our solar energy systems and may damage our market reputation and cause our financial results to decline.
Homeowners who buy energy from us under Customer Agreements are covered by production guarantees and roof penetration warranties. As the owners of the solar energy systems, we or our investment funds receive a warranty from the inverter and solar panel manufacturers, and, for those solar energy systems that we do not install directly, we receive workmanship and material warranties as well as roof penetration warranties from our solar partners. For example, in 2015 and 2014, we had to replace a significant number of defective inverters, the cost of which was borne by the manufacturer. However, our customers were without solar service for a period of time while the work was done, which impacted customer satisfaction. Furthermore, one or more of our third-party manufacturers or solar partners could cease operations and no longer honor these warranties, leaving us to fulfill these potential obligations to homeowners. Further, we provide a performance guarantee with certain solar service offerings pursuant to which we compensate homeowners on an annual basis if their system does not meet the electricity production guarantees set forth in their agreement with us. Homeowners who buy energy from us under Customer Agreements are covered by production guarantees equal to the length of the term of these agreements, typically 20 years.
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
We depreciate the costs of our solar energy systems over their estimated useful life of 35 years. At the end of the initial typically 20-year term of the Customer Agreement, customers may choose to purchase their solar energy systems, ask to remove the system at our cost or renew their Customer Agreements. Homeowners may choose to not renew or purchase for any reason, such as pricing, decreased energy consumption, relocation of residence or switching to a competitor product.
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

Our Customer Agreements are typically for 20 years and require the homeowner to make monthly payments to us. Accordingly, we are subject to the credit risk of homeowners. As of June 30, 2018, the average FICO score of our customers under a lease or power purchase agreement with a monthly payment schedule remained at or above 740, which is generally categorized as a "Very Good" credit profile by the Fair Isaac Corporation. However, this may decline to the extent FICO score requirements under future investment funds are relaxed. While to date homeowner defaults have been immaterial, we expect that the risk of homeowner defaults may increase as we grow our business. Due to the immaterial amount of homeowner defaults to date, our reserve for this exposure is minimal, and our future exposure may exceed the amount of such reserves. If we experience increased homeowner credit defaults, our revenues and our ability to raise new investment funds could be adversely affected. If economic conditions worsen, certain of our homeowners may face liquidity concerns and may be unable to satisfy their payment obligations to us on a timely basis or at all, which could have a material adverse effect on our financial condition and results of operations.
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
We are required, pursuant to the Exchange Act, to furnish a report by management on, among other things, the effectiveness of our internal controls over financial reporting. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal controls over financial reporting. To date, our independent registered public accounting firm ("independent accounting firm") has not performed an audit of our internal controls over financial reporting as of any balance sheet date or for any period reported in our financial statements. However, as we will no longer be an emerging growth company, our management report on internal control over financial reporting with respect to the fiscal year ending December 31, 2018 will need to be attested to by our independent registered public accounting firm. We have commenced evaluating our internal controls and engaged our independent accounting firm to audit these controls. During the course of this evaluation or the audit, we or our independent accounting firm may identify weaknesses and deficiencies that we may not otherwise identify in a timely manner or at all. If our independent accounting firm is not able to complete the work required under Section 404 of the Sarbanes-Oxley Act on a timely basis, our annual report on Form 10-K may be delayed or deficient. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud will be detected.
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
While we were able to determine in our management's report for fiscal years 2016 and 2017 that our internal control over financial reporting was effective, we may not be able to complete our evaluation, testing and any required remediation in a timely fashion in future fiscal years. During the evaluation and testing process, if we identify one or more material weaknesses in our internal control over financial reporting that we are unable to remediate before the end of the same fiscal year in which the material weakness is identified, we will be unable to assert that our internal controls are effective. If we are unable to assert that our internal control over financial reporting is effective, we could lose investor confidence in the accuracy and completeness of our financial reports, which would cause the price of our common stock to decline. In addition, we could become subject to investigations by the NASDAQ Stock Market, the Securities and Exchange Commission ("SEC") or other regulatory authorities, which could require additional management attention and which could adversely affect our business.
Our reported financial results may be affected, and comparability of our financial results with other companies in our industry may be impacted, by changes in the accounting principles generally accepted in the United States.

Generally accepted accounting principles in the United States are subject to change and interpretation by the Financial Accounting Standards Board ("FASB"), SEC, and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results and on the financial results of other companies in our industry, and may even affect the reporting of transactions completed before the announcement or effectiveness of a change. For example, in May 2014 the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606), which will affect certain elements of our accounting for revenue and costs incurred to acquire contracts when this standard becomes effective for us in 2018. Other companies in our industry may be affected differently by the adoption of Topic 606 or other new accounting standards, including timing of the adoption of new accounting standards, adversely affecting the comparability of our financial statements. See Note 2, Summary of Significant Accounting Policies, for information about Topic 606.
We may be adversely affected by changes in U.S. tax laws.
On December 22, 2017, Congress and the current administration passed significant tax reform legislation including a change to the corporate tax rate. As part of this tax reform, the current corporate income tax rate was reduced, and there were other changes including limiting or eliminating various other deductions, credits and tax preferences. This reduction in the corporate income tax rate could reduce the value of certain benefits, such as depreciation, and reduce capacity for other benefits, such as tax credits. Limitations on, or elimination of, such tax benefits could significantly impact our ability to raise tax equity investment funds or impact the terms thereof, including the amount of cash distributable to third parties. At this time, the Company is estimating the potential impact on our tax equity investment funds, business, prospects and results of operations as a result of enactment, since the impact is dependent upon certain tax treatment elections and the specific timing of taxable income/losses in future years. The new legislation includes significant changes which require additional guidance to be issued by the IRS.
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
Each of our executive officers, directors and each of our stockholders who beneficially own 5% or more of our outstanding common stock and their affiliates, in the aggregate, beneficially own approximately 52.1% of the outstanding shares of our common stock, based on the number of shares outstanding as of June 30, 2018. As a result, these stockholders, if acting together, will be able to influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. They may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentrated control may have the effect of delaying or preventing a change in control of our company, could deprive our stockholders of an opportunity to receive a premium for their capital stock and might ultimately affect the market price of our common stock.
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
We do not anticipate declaring any cash dividends to holders of our common stock in the foreseeable future. Consequently, investors may need to rely on sales of our common stock after price appreciation, which may never occur or only occur at certain times, as the only way to realize any future gains on their investment. Investors seeking cash dividends should not purchase shares of our common stock.
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
We are an emerging growth company, and while we remain an emerging growth company, we may choose to take advantage of exemptions from various reporting requirements applicable to other public companies but not to “emerging growth companies.” These exemptions include not being required to have our independent registered public accounting firm audit our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We are utilizing, and we plan in future filings with the SEC to continue to utilize, the modified disclosure requirements available to emerging growth companies. As a result, our stockholders may not have access to certain information they may deem important. We no longer will be an “emerging growth company” after the earlier of (1) our fiscal year ended December 31, 2018, the date we become a "large accelerated filer" as defined in the Exchange Act, or (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the preceding three-year period.

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

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

10.1+	Sunrun Inc. Amended and Restated Employee Stock Purchase Plan and related form agreements.

10.2+	Amendment to Separation and Consulting Agreement between Mina Kim and Sunrun Inc., dated as of June 15, 2018.	8-K	001-37511	10.1	6/19/18

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Schema Linkbase Document.

101.CAL	XBRL Taxonomy Definition Linkbase Document.

101.DEF	XBRL Taxonomy Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Labels Linkbase Document.

101.PRE	XBRL Taxonomy Presentation Linkbase Document.

+    Indicates management contract or compensatory plan.

†
The certifications attached as Exhibit 32.1 that accompany this Quarterly Report on Form 10-Q are deemed furnished and not filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Sunrun Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUNRUN INC.

Date: August 9, 2018	By:	/s/ Lynn Jurich
Lynn Jurich
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Bob Komin
Bob Komin
Chief Financial Officer
(Principal Accounting and Financial Officer)