Form 10-Q
period 2018-09-30
Sunrun Inc.
filed 2018-11-07
CIK 1469367

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definition of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

As of November 2, 2018, the number of shares of the registrant’s common stock outstanding was 111,852,426.

Sunrun Inc.
Consolidated Balance Sheets
(In Thousands, Except Share Par Values)
(Unaudited)

	September 30, 2018	December 31, 2017
Assets
Current assets:
Cash	$242,936	$202,525
Restricted cash	32,049	39,265
Accounts receivable (net of allowances for doubtful accounts of $2,369 and $1,665 as of September 30, 2018 and December 31, 2017, respectively)	65,354	60,359
State tax credits receivable	—	11,085
Inventories	95,978	94,427
Prepaid expenses and other current assets	9,699	9,202
Total current assets	446,016	416,863
Restricted cash	148	—
Solar energy systems, net	3,618,125	3,161,570
Property and equipment, net	33,522	36,402
Intangible assets, net	11,140	14,294
Goodwill	87,543	87,543
Other assets	336,705	246,464
Total assets (1)	$4,533,199	$3,963,136
Liabilities and total equity
Current liabilities:
Accounts payable	$136,064	$115,193
Distributions payable to noncontrolling interests and redeemable noncontrolling interests	15,387	13,583
Accrued expenses and other liabilities	85,897	97,230
Deferred revenue, current portion	46,571	42,609
Deferred grants, current portion	8,719	8,193
Finance lease obligations, current portion	8,372	7,421
Non-recourse debt, current portion	27,496	21,529
Pass-through financing obligation, current portion	55,355	5,387
Total current liabilities	383,861	311,145
Deferred revenue, net of current portion	539,863	522,243
Deferred grants, net of current portion	220,274	227,519
Finance lease obligations, net of current portion	7,301	5,811
Recourse debt	247,000	247,000
Non-recourse debt, net of current portion	1,290,102	1,026,416
Pass-through financing obligation, net of current portion	306,642	132,823
Other liabilities	37,717	42,743
Deferred tax liabilities	98,954	83,119
Total liabilities (1)	3,131,714	2,598,819
Commitments and contingencies (Note 15)
Redeemable noncontrolling interests	117,468	123,801
Stockholders’ equity:
Preferred stock, $0.0001 par value—authorized, 200,000 shares as of September 30, 2018 and December 31, 2017; no shares issued and outstanding as of September 30, 2018 and December 31, 2017	—	—
Common stock, $0.0001 par value—authorized, 2,000,000 shares as of September 30, 2018 and December 31, 2017; issued and outstanding, 111,652 and 107,350 shares as of September 30, 2018 and December 31, 2017, respectively	11	11
Additional paid-in capital	712,646	682,950
Accumulated other comprehensive income	18,856	(4,113)
Retained earnings	235,279	202,734
Total stockholders’ equity	966,792	881,582
Noncontrolling interests	317,225	358,934
Total equity	1,284,017	1,240,516
Total liabilities, redeemable noncontrolling interests and total equity	$4,533,199	$3,963,136

1)
The Company’s consolidated assets as of September 30, 2018 and December 31, 2017 include $2,783,397 and $2,568,378, respectively, in assets of variable interest entities (“VIEs”) that can only be used to settle obligations of the VIEs. These assets include solar energy systems, net, as of September 30, 2018 and December 31, 2017 of $2,587,296 and $2,385,329, respectively; cash as of September 30, 2018 and December 31, 2017 of $106,492 and $118,352, respectively; restricted cash as of September 30, 2018 and December 31, 2017 of $4,944 and $2,699, respectively; accounts receivable, net as of September 30, 2018 and December 31, 2017 of $19,123 and $18,786, respectively; prepaid expenses and other current assets as of September 30, 2018 and December 31, 2017 of $387 and $917, respectively; and other assets as of September 30, 2018 and December 31, 2017 of $65,155 and $42,295, respectively. The Company’s consolidated liabilities as of September 30, 2018 and December 31, 2017 include $652,906 and $677,955, respectively, in liabilities of VIEs whose creditors have no recourse to the Company. These liabilities include accounts payable as of September 30, 2018 and December 31, 2017 of $8,442 and $15,929, respectively; distributions payable to noncontrolling interests and redeemable noncontrolling interests as of September 30, 2018 and December 31, 2017 of $15,337 and $13,526, respectively; accrued expenses and other current liabilities as of September 30, 2018 and December 31, 2017 of $6,568 and $5,200, respectively; deferred revenue as of September 30, 2018 and December 31, 2017 of $388,970 and $409,761, respectively; deferred grants as of September 30, 2018 and December 31, 2017 of $29,505 and $30,406, respectively; non-recourse debt as of September 30, 2018 and December 31, 2017 of $195,294 and $201,285, respectively; and other liabilities as of September 30, 2018 and December 31, 2017 of $8,790 and $1,848, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

Sunrun Inc.
Consolidated Statements of Operations
(In Thousands, Except Per Share Amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenue:
Customer agreements and incentives	$114,572	$61,717	$273,167	$168,918
Solar energy systems and product sales	90,388	82,829	246,694	211,359
Total revenue	204,960	144,546	519,861	380,277
Operating expenses:
Cost of customer agreements and incentives	63,195	47,299	175,540	135,201
Cost of solar energy systems and product sales	76,179	69,588	205,026	179,957
Sales and marketing	56,758	39,921	150,074	108,109
Research and development	4,604	3,936	13,552	10,642
General and administrative	26,720	27,925	87,743	77,761
Amortization of intangible assets	1,051	1,052	3,153	3,154
Total operating expenses	228,507	189,721	635,088	514,824
Loss from operations	(23,547)	(45,175)	(115,227)	(134,547)
Interest expense, net	34,482	23,217	94,552	65,746
Other expenses (income), net	(4,517)	(94)	(5,701)	589
Loss before income taxes	(53,512)	(68,298)	(204,078)	(200,882)
Income tax expense (benefit)	(5,988)	14,517	6,593	30,698
Net loss	(47,524)	(82,815)	(210,671)	(231,580)
Net loss attributable to noncontrolling interests and redeemable noncontrolling interests	(44,628)	(110,822)	(243,216)	(287,815)
Net income (loss) available to common stockholders	$(2,896)	$28,007	$32,545	$56,235
Net income (loss) per share available to common stockholders
Basic	$(0.03)	$0.26	$0.30	$0.54
Diluted	$(0.02)	$0.26	$0.28	$0.52
Weighted average shares used to compute net income per share available to common stockholders
Basic	111,134	105,783	109,351	105,060
Diluted	120,396	109,598	116,052	107,893

The accompanying notes are an integral part of these consolidated financial statements.

Sunrun Inc.
Consolidated Statements of Comprehensive Income
(In Thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income (loss) available to common stockholders	$(2,896)	$28,007	$32,545	$56,235
Other comprehensive income:
Unrealized gain (loss) on derivatives, net of income taxes	8,495	(543)	30,328	(5,016)
Less interest income (expense) on derivatives recognized into earnings, net of income taxes	697	(138)	2,352	(1,042)
Comprehensive income	$4,902	$27,602	$60,521	$52,261

Sunrun Inc.
Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Nine Months Ended September 30,
	2018	2017
Operating activities:
Net loss	$(210,671)	$(231,580)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization, net of amortization of deferred grants	113,711	94,077
Deferred income taxes	6,590	30,697
Stock-based compensation expense	21,983	16,494
Interest on pass-through financing obligations	12,464	9,457
Reduction in pass-through financing obligations	(69,842)	(13,799)
Other noncash losses and expenses	20,636	15,341
Changes in operating assets and liabilities:
Accounts receivable	(6,063)	(8,783)
Inventories	(1,551)	4,003
Prepaid and other assets	(54,157)	(37,152)
Accounts payable	18,289	31,669
Accrued expenses and other liabilities	(16,727)	(5,288)
Deferred revenue	21,582	30,834
Net cash used in operating activities	(143,756)	(64,030)
Investing activities:
Payments for the costs of solar energy systems	(571,181)	(558,393)
Purchases of property and equipment	(3,079)	(5,956)
Net cash used in investing activities	(574,260)	(564,349)
Financing activities:
Proceeds from state tax credits, net of recapture	10,949	12,785
Proceeds from issuance of recourse debt	17,000	125,400
Repayment of recourse debt	(17,000)	(122,400)
Proceeds from issuance of non-recourse debt	488,376	294,086
Repayment of non-recourse debt	(224,033)	(92,801)
Payment of debt fees	(9,839)	(6,332)
Proceeds from pass-through financing and other obligations	286,642	4,639
Payment of finance lease obligations	(6,390)	(7,585)
Contributions received from noncontrolling interests and redeemable noncontrolling interests	247,704	471,322
Distributions paid to noncontrolling interests and redeemable noncontrolling interests	(50,726)	(38,761)
Proceeds from exercises of stock options, net of withholding taxes paid on restricted stock units	8,676	(207)
Net cash provided by financing activities	751,359	640,146
Net change in cash and restricted cash	33,343	11,767
Cash and restricted cash, beginning of period	241,790	224,363
Cash and restricted cash, end of period	$275,133	$236,130
Supplemental disclosures of cash flow information
Cash paid for interest	$55,601	$29,383
Cash paid for taxes	$—	$—
Supplemental disclosures of noncash investing and financing activities
Purchases of solar energy systems and property and equipment included in accounts payable and accrued expenses	$23,445	$29,206
Purchases of solar energy systems included in non-recourse debt	$—	$12,873
Right-of-use assets obtained in exchange for new finance lease liabilities	$9,001	$166

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

Note 2. Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. As such, these unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s annual report on Form 10-K for the year ended December 31, 2017. The Company has restated certain prior period amounts to conform to the current period presentation as described in the Recently Issued and Adopted Accounting Standards section below. The results of the three and nine months ended September 30, 2018 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2018 or other future periods.
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

Use of Estimates
The preparation of the consolidated financial statements requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The Company regularly makes significant estimates and assumptions, including, but not limited to, for revenue recognition, constraints which result in variable consideration, the discount rate used to adjust the promised amount of consideration for the effects of a significant financing component, the estimates that affect the collectability of accounts receivable, the valuation of inventories, the useful lives of solar energy systems, the useful lives of property and equipment, the valuation and useful lives of intangible assets, the effective interest rate used to amortize pass-through financing obligations, the discount rate used for operating and finance leases, the valuation of stock-based compensation, the determination of valuation allowances associated with deferred tax assets, the fair value of debt instruments disclosed and the redemption value of redeemable noncontrolling interests. The Company bases its estimates on historical experience and on various other assumptions believed to be reasonable. Actual results may differ from such estimates.
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
Revenue from external customers (including, but not limited to homeowners) for each group of similar products and services is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Customer agreements	$70,864	$55,134	$199,171	$152,679
Incentives	43,708	6,583	73,996	16,239
Customer agreements and incentives	114,572	61,717	273,167	168,918

Solar energy systems	47,771	30,734	122,503	79,431
Products	42,617	52,095	124,191	131,928
Solar energy systems and product sales	90,388	82,829	246,694	211,359
Total revenue	$204,960	$144,546	$519,861	$380,277

Revenue from Customer Agreements includes payments by customers for the use of the system as well as utility and other rebates assigned by the customer in the Customer Agreement. Revenue from incentives includes revenue from the sale of investment tax credits ("ITCs") and renewable energy credits (“SRECs”). The increase relates primarily to the sale of ITCs related to a financing obligation fund opened in 2018.

Cash and Restricted Cash
The following table provides a reconciliation of cash, and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statement of cash flows. Cash and restricted cash consists of the following (in thousands):

	September 30, 2018	December 31, 2017
Cash	$242,936	$202,525
Restricted cash, current and long-term	32,197	39,265
Total	$275,133	$241,790
Restricted cash represents amounts related to replacement of solar energy system components and obligations under certain financing transactions.
Accounts Receivable
Accounts receivable consist of amounts due from customers as well as rebates due from government agencies and utility companies. Under Customer Agreements, the customers typically assign incentive rebates to the Company.
Accounts receivable, net consists of the following (in thousands):

	September 30, 2018	December 31, 2017
Customer receivables	$63,150	$59,263
Other receivables	1,128	1,319
Rebates receivable	3,445	1,442
Allowance for doubtful accounts	(2,369)	(1,665)
Total	$65,354	$60,359
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
The opening balance of deferred revenue was $525.4 million as of December 31, 2016. Deferred revenue consists of the following (in thousands):

	September 30, 2018	December 31, 2017
Under Customer Agreements:
Payments received	$535,045	$517,544
Financing component balance	35,979	30,736
	571,024	548,280

Under SREC contracts:
Payments received	13,494	14,805
Financing component balance	1,916	1,767
	15,410	16,572

Total	$586,434	$564,852

In the three months ended September 30, 2018 and 2017, the Company recognized revenue of $13.3 million and $12.1 million, respectively, and in the nine months ended September 30, 2018 and 2017, the Company recognized revenue of $39.1 million and $35.1 million, respectively, from amounts included in deferred revenue at the beginning of the respective periods. Revenue allocated to remaining performance obligations represents contracted revenue that has not yet been recognized and includes deferred revenue as well as amounts that will be invoiced and recognized as revenue in future periods. Contracted but not yet recognized revenue was approximately $5.1 billion as of September 30, 2018, of which the Company expects to recognize approximately 6% over the next 12 months. The annual recognition is not expected to vary significantly over the next 10 years as the vast majority of existing Customer Agreements have at least 10 years remaining, given that the average age of our fleet of residential solar energy systems under Customer Agreements is less than three years due to the Company being formed in 2007 and having experienced significant growth in the last few years. The annual recognition on these existing contracts will gradually decline over the following 10 years as the typically 20 year initial term expires on individual Customer Agreements.
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
Cost of Revenue
Customer agreements and incentives
Cost of revenue for customer agreements and incentives is primarily comprised of (1) the depreciation of the cost of the solar energy systems, as reduced by amortization of deferred grants, (2) solar energy system operations, monitoring and maintenance costs including associated personnel costs, and (3) allocated corporate overhead costs. Upon adoption of Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers ("Topic 606"), the Company no longer records initial direct costs from the origination of Customer Agreements. Instead, the Company records costs to obtain a contract as described in Revenue Recognition above.
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
Recently Issued and Adopted Accounting Standards
Accounting standards adopted January 1, 2018 causing restatement of prior periods:
In May 2014, the FASB issued Topic 606. The standard establishes a single revenue recognition model for all contracts with customers, eliminates industry specific requirements, and expands disclosure requirements. The Company adopted Topic 606 effective January 1, 2018, using the full retrospective method, which required the Company to restate each prior reporting period presented. The Company has elected to use the practical expedient under Topic 606 and has excluded disclosures of transaction prices allocated to remaining performance obligations and when the Company expects to recognize such revenue for all periods prior to the date of initial application.
In February 2016, the FASB issued ASU No. 2016-02, Leases, to replace existing lease guidance with Accounting Standards Codification Topic 842 ("Topic 842"). Topic 842 changes how the definition of a lease is applied and judgment may be required in applying the definition of a lease to certain arrangements. The Company elected to early adopt the standard effective January 1, 2018 concurrent with the adoption of Topic 606 related to revenue recognition, using the modified retrospective approach at the beginning of the earliest comparative period presented in the financial statements, which required the Company to restate each prior reporting period presented. In July 2018, the FASB issued ASU No. 2018-10, Codification Improvements to Topic 842, Leases, to clarify how to apply certain aspects of the new leases standard. The clarifications address the rate implicit in the lease, impairment of the net investment in the lease, lessee reassessment of lease classification, lessor reassessment of lease term and purchase options, variable payments that depend on an index or rate and certain transition adjustments. These amendments have the same effective date and transition requirements as the new leases standard, as such the Company adopted the new ASU and the impact of adopting this standard was not material to its financial statements.
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
In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows ("Topic 230"), Restricted Cash, which requires a statement of cash flows to present the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash and restricted cash equivalents. The Company adopted Topic 230 effective January 1, 2018, using the retrospective transition method, which required the Company to restate each prior reporting period presented. As a result, the Company no longer presents transfers between cash and restricted cash in the consolidated cash flow statements.
Adjustments to Previously Reported Financial Statements from the Adoption of Accounting Standards
The primary impact of adopting Topic 606 and Topic 842 includes the recognition of revenue from Customer Agreements, and certain incentives revenue, namely SRECs and ITCs. Previously, under Topic 840, the Company recognized revenue related to certain Customer Agreements as contingent revenue when earned. Under Topic 606, because the Company has a continuous obligation to provide fully functional systems that provide electricity over the term of the Customer Agreement, it recognizes revenue evenly over the term of the Customer Agreements taking into account price escalators and performance guarantees when estimating variable consideration. Previously, the Company recognized revenue related to the sale of SRECs to the extent the cumulative value of delivered SRECs per contract exceeded any possible liquidated damages for non-delivery, if any. Under Topic 606, the Company estimates revenue net of any variable consideration related to possible liquidated damages, and recognizes revenue upon delivery of SRECs to the counterparty. Under Topic 605 and Topic 840, the Company previously reported ITC revenue over five years: following when the related solar system was granted PTO, with one-fifth of the monetized ITCs recognized on each anniversary of the solar energy systems' PTO date. Under

Topic 606, the Company recognizes ITC revenue in full at PTO. Previously, under Topic 840, the Company capitalized direct and incremental costs as a component of Solar energy systems, net on the consolidated balance sheets. Under Topic 606, the Company capitalizes incremental costs incurred to obtain a contract in Other Assets in the consolidated balance sheets. These amounts are amortized on a straight-line basis over the term of the Customer Agreements, and are included in Sales and marketing in the consolidated statements of operations.
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
The following table presents the effect of the adoption of Topic 606 and Topic 842 on the Company's condensed consolidated balance sheet as of December 31, 2017 (in thousands):

	December 31, 2017
	Previously Reported	Adoption Impact	Restated

Accounts receivable, net of allowances for doubtful accounts	$76,198	$(15,839)	$60,359
Solar energy systems, net	3,319,708	(158,138)	3,161,570
Other assets	37,225	209,239	246,464
Accrued expenses and other liabilities	85,639	11,591	97,230
Deferred revenue, current portion	77,310	(34,701)	42,609
Deferred grants, current portion	8,269	(76)	8,193
Pass-through financing obligation, current portion	6,087	(700)	5,387
Deferred revenue, net of current portion	584,427	(62,184)	522,243
Deferred grants, net of current portion	228,603	(1,084)	227,519
Pass-through financing obligation, net of current portion	138,124	(5,301)	132,823
Other liabilities	13,520	29,223	42,743
Deferred tax liabilities	59,131	23,988	83,119
Redeemable noncontrolling interests	123,737	64	123,801
Additional paid-in capital	684,141	(1,191)	682,950
Retained earnings	131,959	70,775	202,734
Noncontrolling interests	354,076	4,858	358,934
The following table presents the effect of the adoption of Topic 606 and Topic 842 on the Company's condensed consolidated statement of operations for the three and nine months ended September 30, 2017 (in thousands except per share amounts):

	Three Months Ended September 30, 2017			Nine Months Ended September 30, 2017
	Previously Reported	Adoption Impact	Restated	Previously Reported	Adoption Impact	Restated

Revenue: Customer agreements and incentives	$58,462	$3,255	$61,717	$171,897	$(2,979)	$168,918
Cost of customer agreements and incentives	49,232	(1,933)	47,299	140,682	(5,481)	135,201
Sales and marketing	37,298	2,623	39,921	101,758	6,351	108,109
General and administrative	27,925	—	27,925	77,776	(15)	77,761
Interest expense, net	17,707	5,510	23,217	49,586	16,160	65,746
Income tax expense	14,834	(317)	14,517	37,625	(6,927)	30,698
Net loss	(80,187)	(2,628)	(82,815)	(218,513)	(13,067)	(231,580)
Net loss attributable to noncontrolling interests and redeemable noncontrolling interests	(107,969)	(2,853)	(110,822)	(284,144)	(3,671)	(287,815)
Net income available to common stockholders	27,782	225	28,007	65,631	(9,396)	56,235
Basic net income per share available to common stockholders	0.26	—	0.26	0.62	(0.08)	0.54
Diluted net income per share available to common stockholders	0.25	0.01	0.26	0.61	(0.09)	0.52
The following table presents the effect of the adoption of Topic 230, Topic 606 and Topic 842 on the Company's condensed consolidated statement of cash flows for the nine months ended September 30, 2017 (in thousands):

	Nine Months Ended September 30, 2017
	Previously Reported	Adoption Impact	Restated

Net loss	$(218,513)	$(13,067)	$(231,580)
Net cash used in operating activities	(39,166)	(24,864)	(64,030)
Net cash used in investing activities	(589,144)	24,795	(564,349)
Net cash provided by financing activities	638,088	2,058	640,146
Net change in cash and restricted cash(1)	9,778	1,989	11,767
Cash and restricted cash, beginning of period(1)	206,364	17,999	224,363
Cash and restricted cash, end of period(1)	216,142	19,988	236,130
(1)Pursuant to Topic 230, restricted cash is included in the restated balances in the statement of cash flows, as described above. The amounts in the previously reported column include only cash.
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
In June 2018, the FASB issued ASU No. 2018-07, Compensation - Stock Compensation (Topic 718), Improvements to Nonemployee Share-Based Payment Accounting, which is intended to align the accounting for share-based payment awards issued to employees and nonemployees, however, this amendment does not apply to instruments issued in a financing transaction nor to equity instruments granted to a customer under a contract in the scope of Topic 606. Currently, performance conditions are recognized once the performance conditions are met. Under this new amendment, equity-classified nonemployee share-based payments will be measured at the grant-date fair value and will be recognized based on the probable outcome of the performance conditions. This ASU is effective for fiscal periods beginning after December 15, 2018. The Company is currently evaluating this guidance and the impact it may have on the Company's consolidated financial statements.
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
In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement, which modifies the disclosure requirements on fair value measurements as part of its disclosure framework project. Under this amendment, entities will no longer be required to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy. However, for Level 3 fair value measurements, disclosures around the range and weighted average used to develop significant unobservable inputs will be required. This ASU is effective for fiscal periods beginning after December 15, 2019. The Company is currently evaluating this guidance and the impact it may have on the Company's consolidated financial statements and disclosures.
In August 2018, the FASB issued ASU No. 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, which requires a customer in a cloud computing arrangement that is a service contract to follow the internal-use software guidance in Topic 350, Intangibles- Goodwill and Other, to determine which implementation costs to capitalize as assets or expense as incurred. This ASU is effective for annual reporting periods, and interim periods within those years, beginning after December 15, 2019, and can be applied either prospectively to implementation costs incurred after the date of adoption or retrospectively to all arrangements. The Company is currently evaluating this guidance and the impact it may have on the Company's consolidated financial statements.
In August 2018, the Securities and Exchange Commission adopted a Disclosure Update and Simplification release, which outlines Regulation S-X amendments to eliminate outdated or duplicative disclosure requirements. The final rule also amends the interim financial statement requirements to require a reconciliation of changes in stockholders’ equity in the notes or as a separate statement. These amendments are effective for all filings made 30 days after the amendments are published in the Federal Register, which was on October 4, 2018. The SEC announced that it would not object if the first presentation of the changes in stockholders’ equity for a calendar year end filer were made in the Company’s March 31, 2019 Form 10-Q. The Company plans to use the new presentation beginning in 2019.

Note 3. Fair Value Measurement
At September 30, 2018 and December 31, 2017, the carrying value of receivables, accounts payable, accrued expenses and distributions payable to noncontrolling interests approximates fair value due to their short-term nature and falls under the Level 2 hierarchy. The carrying values and fair values of debt instruments are as follows (in thousands):

	September 30, 2018		December 31, 2017
	Carrying Value	Fair Value	Carrying Value	Fair Value
Bank line of credit	$247,000	$247,000	$247,000	$247,000
Senior debt	1,067,947	1,067,529	808,455	807,698
Subordinated debt	157,943	156,257	111,488	111,095
Securitization debt	91,708	89,005	95,821	96,999
SREC Loans	—	—	32,181	32,181
Total	$1,564,598	$1,559,791	$1,294,945	$1,294,973
At September 30, 2018 and December 31, 2017, the fair value of the Company’s lines of credit, and certain senior, subordinated and SREC loans approximate their carrying values because their interest rates are variable rates that approximate rates currently available to the Company. At September 30, 2018 and December 31, 2017, the fair value of the Company’s other debt instruments are based on rates currently offered for debt with similar maturities and terms. The Company’s fair value of the debt instruments fell under the Level 3 hierarchy. These valuation approaches involve some level of management estimation and judgment, the degree of which is dependent on the price transparency for the instruments or market.
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
At September 30, 2018 and December 31, 2017, financial instruments measured at fair value on a recurring basis, based upon the fair value hierarchy are as follows (in thousands):

	September 30, 2018
	Level 1	Level 2	Level 3	Total
Derivative assets:
Interest rate swaps	$—	$27,567	$—	$27,567
Total	$—	$27,567	$—	$27,567
Derivative liabilities:
Interest rate swaps	$—	$55	$—	$55
Total	$—	$55	$—	$55

	December 31, 2017
	Level 1	Level 2	Level 3	Total
Derivative assets:
Interest rate swaps	$—	$1,917	$—	$1,917
Total	$—	$1,917	$—	$1,917
Derivative liabilities:
Interest rate swaps	$—	$8,568	$—	$8,568
Total	$—	$8,568	$—	$8,568

Note 4. Inventories
Inventories consist of the following (in thousands):

	September 30, 2018	December 31, 2017
Raw materials	$84,726	$87,927
Work-in-process	11,252	6,500
Total	$95,978	$94,427

Note 5. Solar Energy Systems, net
Solar energy systems, net consists of the following (in thousands):

	September 30, 2018	December 31, 2017
Solar energy system equipment costs	$3,622,735	$3,124,407
Inverters	374,035	317,390
Total solar energy systems	3,996,770	3,441,797
Less: accumulated depreciation and amortization	(498,797)	(399,280)
Add: construction-in-progress	120,152	119,053
Total solar energy systems, net	$3,618,125	$3,161,570
All solar energy systems, construction-in-progress and inverters have been leased to or are subject to signed Customer Agreements with customers. The Company recorded depreciation expense related to solar energy systems of $35.6 million and $28.9 million for the three months ended September 30, 2018 and 2017, respectively, and $101.8 million and $82.1 million for the nine months ended September 30, 2018 and 2017, respectively. The depreciation expense was reduced by the amortization of deferred grants of $2.0 million and $1.9 million for the three months ended September 30, 2018 and 2017, respectively, and $5.8 million and $5.7 million for the nine months ended September 30, 2018 and 2017, respectively.
Note 6. Other Assets
Other assets consist of the following (in thousands):

	September 30, 2018	December 31, 2017
Costs to obtain contracts	$200,758	$157,970
Accumulated amortization of costs to obtain contracts	(22,571)	(16,485)
Unbilled receivables	72,290	51,710
Operating lease right-of-use assets	20,577	25,465
Other assets	65,651	27,804
Total	$336,705	$246,464

The Company recorded amortization of costs to obtain contracts of $2.2 million and $1.7 million for the three months ended September 30, 2018 and 2017, respectively, and $6.2 million and $4.7 million for the nine months ended September 30, 2018 and 2017, respectively, in the sales and marketing expense.

The majority of unbilled receivables arise from fixed price escalators included in our long-term Customer Agreements.  The escalator is included in calculating the total estimated transaction value for an individual Customer Agreement.  The average rate is then determined from the transaction value and consistently applied over the term of such Customer Agreement to recognize revenue.  The amount of unbilled receivables increases while the actual billing rate in an individual Customer Agreement is less than the average rate for that Customer Agreement.  Conversely, the amount of unbilled receivables decreases when the actual billing rate escalates and becomes higher than the average rate. At the end of the initial term of a Customer Agreement, the cumulative amounts recognized as revenue and billed to date are the same, therefore the unbilled receivable balance for an individual Customer Agreement will be zero.

Note 7. Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consist of the following (in thousands):

	September 30, 2018	December 31, 2017
Accrued employee compensation	$30,623	$30,298
Operating lease obligations	8,288	9,202
Accrued interest	7,889	6,054
Accrued professional fees	9,643	5,837
Other accrued expenses	29,454	45,839
Total	$85,897	$97,230

Note 8. Indebtedness
As of September 30, 2018, debt consisted of the following (in thousands, except percentages):

	Carrying Values, net of debt discount			Unused Borrowing Capacity	Interest Rate (1)	Maturity Date
	Current	Long Term	Total
Recourse debt:
Bank line of credit	$—	$247,000	$247,000	$406	5.33% - 5.54%	April 2020
Total recourse debt	$—	$247,000	$247,000	$406

Non-recourse debt:
Senior	18,693	1,049,254	1,067,947	—	4.33% - 5.39%	September 2020 - October 2024
Subordinated	4,641	153,302	157,943	—	7.03% - 7.84%	September 2020 - October 2024
Securitization Class A	3,703	78,241	81,944	—	4.40%	July 2024
Securitization Class B	459	9,305	9,764	—	5.38%	July 2024
Total non-recourse debt	$27,496	$1,290,102	$1,317,598	$—
Total debt	$27,496	$1,537,102	$1,564,598	$406

(1)	Reflects contractual, unhedged rates. See Note 9, Derivatives for hedge rates.
As of December 31, 2017, debt consisted of the following (in thousands, except percentages):

	Carrying Values, net of debt discount			Unused Borrowing Capacity	Interest Rate	Maturity Date
	Current	Long Term	Total
Recourse debt:
Bank line of credit	$—	$247,000	$247,000	$406	4.58% - 4.87%	April 2018
Total recourse debt	$—	$247,000	$247,000	$406

Non-recourse debt:
Senior	3,561	804,894	808,455	12,758	3.63% - 4.69%	September 2020 - October 2024
Subordinated	4,301	107,187	111,488	27	6.36% - 7.13%	September 2020 - October 2024
Securitization Class A	3,534	82,203	85,737	—	4.40%	July 2024
Securitization Class B	440	9,644	10,084	—	5.38%	July 2024
SREC Loans	9,693	22,488	32,181	—	7.28%	July 2021
Total non-recourse debt	$21,529	$1,026,416	$1,047,945	$12,785
Total debt	$21,529	$1,273,416	$1,294,945	$13,191
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
Under the terms of the working capital facility, the Company is required to meet various restrictive covenants, such as the completion and presentation of audited consolidated financial statements, maintaining a minimum unencumbered liquidity of at least $30 million at the end of each calendar month and maintaining a minimum interest coverage ratio of 3.00 or greater, measured quarterly as of the last day of each quarter. The Company was in compliance with all debt covenants as of September 30, 2018. As of September 30, 2018, the balance under this facility was $247.0 million with a maturity date in April 2020.
Syndicated Credit Facilities
Each of the Company's syndicated credit facilities contain customary covenants including the requirement to maintain certain financial measurements and provide lender reporting. Each of the syndicated credit facilities also contain certain provisions in the event of default which entitle lenders to take certain actions including acceleration of amounts due under the facilities and acquisition of membership interests and assets that are pledged to the lenders under the terms of the credit facilities. The facilities are non-recourse to the Company and are secured by net cash flows from Customer Agreements less certain operating, maintenance and other expenses which are available to the borrower after distributions to tax equity investors. The Company was in compliance with all debt covenants as of September 30, 2018.
As of September 30, 2018, certain subsidiaries of the Company have an outstanding balance of $285.7 million on secured credit facilities that were syndicated with various lenders due in October 2024. The credit facilities totaled $303.0 million and consisted of $293.0 million in term loans, and a $10.0 million revolving debt service reserve letter of credit facility. Term Loan A ("TLA") is a senior delayed draw term loan that bears interest at LIBOR +2.75% per annum for LIBOR loans or the Base Rate +1.75% per annum on Base Rate loans. Term Loan B ("TLB") is subordinated debt and consists of a Class A portion which accrues interest at a fixed interest rate of 7.03% per annum and a Class B portion which accrues interest at LIBOR +5.00% per annum or the Base Rate +4.00% per annum. The Base Rate is the highest of the Federal Funds Rate +0.50%, the Prime Rate, or LIBOR +1.00%. Under TLA, prepayments are permitted with no penalties.  Under TLB, prepayments are permitted with associated penalties ranging from 0% - 5% depending on the timing of prepayments.

As of September 30, 2018, certain subsidiaries of the Company have an outstanding balance of $188.3 million on senior secured credit facilities that were syndicated with various lenders due in April 2024. These facilities are subject to the National Grid project equity transaction. The credit facilities totaled $202.0 million and consisted of a $195.0 million senior delayed draw term loan facility and a $7.0 million revolving debt service reserve letter of credit facility. Loans under the facility bear interest at LIBOR +2.25% per annum, as amended in March 2018, for the remainder of the initial four-year period for LIBOR loans or the Base Rate +1.25% per annum for Base Rate Loans. The Base Rate is the highest of the Federal Funds Rate +0.50%, the Prime Rate, or LIBOR +1.00%. The facilities are non-recourse to the Company and are secured by net cash flows from Customer Agreements and SRECs, less certain operating, maintenance and other expenses which are available to the borrower after distributions to tax equity investors. Prepayments are permitted under the delayed draw term loan facility.
As of September 30, 2018, certain subsidiaries of the Company have an outstanding balance of $511.9 million on secured credit facilities agreements, as amended, with a syndicate of banks due in March 2023. The facilities totaled $595.0 million and consisted of a revolving aggregation facility (“Aggregation Facility”), a term loan ("Term Loan") and a revolving debt service reserve letter of credit facility. Senior loans under the Aggregation Facility bear interest at LIBOR +2.50% per annum for the initial three-year revolving availability period, stepping up to LIBOR +2.75% per annum in the following two-year period. The subordinated Term Loan bears interest at LIBOR +5.00% per annum for the first three-year period, stepping up to LIBOR +6.50% per annum thereafter. Term Loan prepayment penalties range from 0% - 1% depending on the timing of prepayments.
Senior Debt
As of September 30, 2018, a subsidiary of the Company has an outstanding balance of $189.6 million on a revolving loan facility due in September 2020. The facility is non-recourse to the Company and is secured by the assets of such subsidiary and its net cash flows, including the net cash flows from the generation of contracted SRECs by certain subsidiaries of the Company. Loans under the facility bear interest at LIBOR +2.75% per annum for the senior secured loan, and LIBOR +5.50% per annum for the subordinated loan. The Company was in compliance with all debt covenants under this loan facility as of September 30, 2018.
As of September 30, 2018, a subsidiary of the Company has an outstanding balance of $21.8 million on a term loan due in April 2022. The loan is secured by the assets and related net cash flow of this subsidiary and is non-recourse to the Company’s other assets. The Company was in compliance with all debt covenants under this loan as of September 30, 2018.
As of September 30, 2018, a subsidiary of the Company has an outstanding balance of $11.1 million on a non-recourse loan due in September 2022. The loan is secured by substantially all of the assets of the subsidiary including this subsidiary’s membership interests and assets in its investment funds. The loan contains certain provisions in the event of default which entitles the lender to take certain actions including acceleration of amounts due under the loan. Loans under this facility bear interest at LIBOR +3.00% per annum. The financing agreement requires the Company to maintain certain financial covenants. The Company was in compliance with all debt covenants under this loan as of September 30, 2018.
As of September 30, 2018, a subsidiary of the Company has an outstanding balance of $17.5 million on a secured, non-recourse loan agreement due in September 2022. The loan will be repaid through cash flows from a pass-through financing obligation arrangement previously entered into by the Company. The loan agreement contains customary covenants including the requirement to maintain certain financial measurements and provide lender reporting. The loan also contains certain provisions in the event of default which entitles the lender to take certain actions including acceleration of amounts due under the loan. Loans under this facility bear interest at LIBOR +2.25% per annum. The Company was in compliance with all debt covenants under this loan as of September 30, 2018.
Securitization Loans
As of September 30, 2018, a subsidiary of the Company has an outstanding balance of $91.7 million on solar asset-backed notes ("Notes") secured by associated customer contracts (“Solar Assets”) held by a special purpose entity (“Issuer”). As of September 30, 2018 and December 31, 2017, these Solar Assets had a carrying value of $166.5 million and $172.8 million, respectively, and are included under solar energy systems, net, in the consolidated balance sheets. The Company was in compliance with all debt covenants as of September 30, 2018.

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
The interest rate swaps have been designated as cash flow hedges. The credit risk adjustment associated with these swaps is the risk of non-performance by the counterparties to the contracts. In the nine months ended September 30, 2018, the hedge relationships on the Company’s interest rate swaps have been assessed as highly effective as the critical terms of the interest rate swaps match the critical terms of the underlying forecasted hedged transactions. Accordingly, changes in the fair value of these derivatives are recorded as a component of accumulated other comprehensive income, net of income taxes. Changes in the fair value of these derivatives are subsequently reclassified into earnings, and are included in interest expense, net in the Company’s statements of operations, in the period that the hedged forecasted transactions affects earnings.
The Company recorded an unrealized gain of $8.5 million and $30.3 million for the three and nine months ended September 30, 2018 respectively, net of applicable tax expense of $(3.1) million and $(10.7) million, respectively. The Company recorded an unrealized loss of $0.5 million and $5.0 million for the three and nine months ended September 30, 2017 respectively, net of applicable tax benefit of $0.3 million and $3.2 million, respectively. The Company recognized interest expense on derivatives of $0.7 million and $2.4 million for the three and nine months ended September 30, 2018, respectively, net of tax benefit of $0.3 million and $0.8 million, respectively. The Company recognized interest expense on derivatives of $0.1 million and $1.0 million for the three and nine months ended September 30, 2017, respectively, net of tax expense of $0.1 million and $0.7 million, respectively.
During the three months ended September 30, 2018, the Company accelerated the reclassification of an amount in other comprehensive income to earnings as a result of a hedged forecasted transaction becoming probable to not occur due to a refinancing which repaid the hedged debt. The related interest rate swap was also terminated. The accelerated amount resulted in a gain of $6.9 million recognized as Other expenses (income), net in the Consolidated Statement of Operations.
During the next 12 months, the Company expects to reclassify $1.8 million of net gains on derivative instruments from accumulated other comprehensive income to earnings. There were no undesignated derivative instruments recorded by the Company as of September 30, 2018.

At September 30, 2018, the Company had designated derivative instruments classified as derivative assets as reported in other assets of $27.6 million and derivative liabilities as reported in other liabilities of $0.1 million in the Company’s balance sheet. At December 31, 2017, the Company had designated derivative instruments classified as hedges of variable interest payments as derivative assets that are reported in other assets of $1.9 million and derivative liabilities as reported in other liabilities of $8.6 million in the Company’s balance sheet. At September 30, 2018, the Company had the following derivative instruments (dollars in thousands):

Type	Quantity	Effective Dates	Maturity Dates	Hedge Interest Rates	Notional Amount	Adjusted Net Fair Market Value
Interest rate swap	1	5/21/2018	9/20/2020	2.69%	$109,305	$228
Interest rate swaps	2	4/29/2016 - 12/30/2016	8/31/2022 - 9/30/2022	1.27%- 2.37%	$24,952	$897
Interest rate swaps	10	7/31/2017 - 1/31/2019	4/30/2024 - 10/31/2024	2.16%- 2.69%	$347,687	$11,797
Interest rate swaps	3	4/30/2021	10/30/2026 - 10/31/2026	2.89% - 3.08%	$102,720	$383
Interest rate swap	1	9/20/2020	6/20/2030	2.57%	$67,013	$1,374
Interest rate swap	1	9/30/2022	9/30/2031	3.23%	$8,642	$(44)
Interest rate swap	1	9/20/2020	4/20/2032	2.60%	$33,409	$775
Interest rate swaps	5	1/31/2019 - 10/31/2024	7/31/2034	2.48% - 3.04%	$144,379	$4,562
Interest rate swaps	5	7/31/2017 - 4/30/2024	7/31/2035	2.56% - 2.95%	$151,869	$3,330
Interest rate swaps	5	1/31/2018 - 10/18/2024	10/31/2036	2.62% - 2.95%	$183,671	$3,802
Interest rate swaps	3	10/30/2026 - 10/31/2026	1/31/2038	3.01% - 3.16%	$101,135	$408

Note 10. Pass-through Financing Obligations
The Company's pass-through financing obligations ("financing obligations") arise when the Company leases solar energy systems to Fund investors who are considered commercial customers under a master lease agreement, and these investors in turn are assigned the Customer Agreements with customers. The Company receives all of the value attributable to the accelerated tax depreciation and some or all of the value attributable to the other incentives. Given the assignment of operating cash flows, these arrangements are accounted for as financing obligations. The Company also sells the rights and related value attributable to the ITC to these investors.
Under these financing obligation arrangements, wholly owned subsidiaries of the Company finance the cost of solar energy systems with investors for an initial term of typically 20 years. The solar energy systems are subject to Customer Agreements with an initial term of typically 20 years that automatically renew on an annual basis. These solar energy systems are reported under the line item solar energy systems, net in the consolidated balance sheets. As of September 30, 2018 and December 31, 2017, the cost of the solar energy systems placed in service under the financing obligations was $565.3 million and $464.2 million, respectively. The accumulated depreciation related to these assets as of September 30, 2018 and December 31, 2017 was $76.5 million and $63.7 million, respectively.
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

Note 11. VIE Arrangements
The Company consolidated various VIEs at September 30, 2018 and December 31, 2017. The carrying amounts and classification of the VIEs’ assets and liabilities included in the consolidated balance sheets are as follows (in thousands):

	September 30, 2018	December 31, 2017
Assets
Current assets
Cash	$106,492	$118,352
Restricted cash	4,944	2,699
Accounts receivable, net	19,123	18,786
Prepaid expenses and other current assets	387	917
Total current assets	130,946	140,754
Solar energy systems, net	2,587,296	2,385,329
Other assets	65,155	42,295
Total assets	$2,783,397	$2,568,378
Liabilities
Current liabilities
Accounts payable	$8,442	$15,929
Distributions payable to noncontrolling interests and redeemable noncontrolling interests	15,337	13,526
Accrued expenses and other liabilities	6,568	5,200
Deferred revenue, current portion	28,034	28,695
Deferred grants, current portion	1,016	1,021
Non-recourse debt, current portion	2,755	11,179
Total current liabilities	62,152	75,550
Deferred revenue, net of current portion	360,936	381,066
Deferred grants, net of current portion	28,489	29,385
Non-recourse debt, net of current portion	192,539	190,106
Other liabilities	8,790	1,848
Total liabilities	$652,906	$677,955
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

Note 12. Redeemable Noncontrolling Interests and Equity
As of September 30, 2018, the changes in redeemable noncontrolling interests, total stockholders’ equity and noncontrolling interests were as follows (in thousands):

	Redeemable Noncontrolling Interests	Total Stockholders' Equity	Noncontrolling Interests	Total Equity
Balance — December 31, 2017	$123,801	$881,582	$358,934	$1,240,516
Exercise of stock options	—	13,860	—	13,860
Issuance of restricted stock units, net of tax withholdings	—	(7,910)	—	(7,910)
Shares issued in connection with the Employee Stock Purchase Plan	—	1,755	—	1,755
Stock based compensation	—	21,991	—	21,991
Contributions from noncontrolling interests and redeemable noncontrolling interests	60,683	—	187,021	187,021
Distributions to noncontrolling interests and redeemable noncontrolling interests	(8,168)	—	(44,362)	(44,362)
Net income (loss)	(58,848)	32,545	(184,368)	(151,823)
Other comprehensive loss, net of taxes	—	22,969	—	22,969
Balance — September 30, 2018	$117,468	$966,792	$317,225	$1,284,017
The carrying value of redeemable noncontrolling interests was greater than the redemption value except for five Funds at September 30, 2018 and December 31, 2017 where the carrying value has been adjusted to the redemption value.
As of September 30, 2017, the changes in redeemable noncontrolling interests, total stockholders’ equity and noncontrolling interests were as follows (in thousands):

	Redeemable Noncontrolling Interests	Total Stockholders' Equity	Noncontrolling Interests	Total Equity
Balance — December 31, 2016	$140,996	$742,771	$252,957	$995,728
Cumulative effect of adoption of ASU 2016-16 and ASU 2016-09	—	2,996	—	2,996
Exercise of stock options	—	1,573	—	1,573
Issuance of restricted stock units, net of tax withholdings	—	(2,925)	—	(2,925)
Shares issued in connection with the Employee Stock Purchase Plan	—	1,145	—	1,145
Stock based compensation	—	16,530	—	16,530
Contributions from noncontrolling interests and redeemable noncontrolling interests	105,167	—	368,902	368,902
Distributions to noncontrolling interests and redeemable noncontrolling interests	(11,794)	—	(31,098)	(31,098)
Net income (loss)	(57,942)	56,235	(229,873)	(173,638)
Other comprehensive loss, net of taxes	—	(3,974)	—	(3,974)
Balance — September 30, 2017	$176,427	$814,351	$360,888	$1,175,239

Note 13. Stock-Based Compensation
Stock Options
The following table summarizes the activity for all stock options under all of the Company’s equity incentive plans for the nine months ended September 30, 2018 (shares and aggregate intrinsic value in thousands):

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2017	16,268	$5.70	7.41	$14,832
Granted	1,469	8.48
Exercised	(2,555)	5.40
Cancelled / forfeited	(834)	6.56
Outstanding at September 30, 2018	14,348	$5.98	6.81	$93,159

Options vested and exercisable at September 30, 2018	8,093	$5.53	5.56	$56,270
Restricted Stock Units
The following table summarizes the activity for all restricted stock units (“RSUs”) under all of the Company’s equity incentive plans for the nine months ended September 30, 2018 (shares in thousands):

	Number of Awards	Weighted Average Grant Date Fair Value
Unvested balance at December 31, 2017	5,330	$5.82
Granted	1,909	8.54
Issued	(1,451)	6.45
Cancelled / forfeited	(1,170)	5.62
Unvested balance at September 30, 2018	4,618	$6.80
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
Stock-Based Compensation Expense
The Company recognized stock-based compensation expense, including ESPP expenses, in the consolidated statements of operations as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Cost of customer agreements and incentives	$648	$(69)	$1,926	$1,792
Cost of solar energy systems and product sales	188	171	545	441
Sales and marketing	1,102	1,580	6,086	4,304
Research and development	313	259	918	594
General and administration	3,490	3,164	12,507	9,363
Total	$5,741	$5,105	$21,982	$16,494

In August 2017, the Company entered into an agreement with an affiliate ("Contractor") of Comcast Corporation ("Comcast") whereby Contractor will receive lead or sales fees for new customers it brings to the Company over a 40-month term. The Company also issued Comcast a warrant to purchase up to 11,793,355 shares of the Company's common stock, at an exercise price of $0.01 per warrant share. The warrant would initially vest 50.05% when both (i) Contractor has earned a lead or sales fee with respect to 30,000 of installed solar energy systems, and (ii) Contractor or its affiliates have spent at least $10.0 million in marketing and sales in connection with the agreement. Thereafter, the warrant would vest in five additional increments for each additional 6,000 installed solar energy systems. On November 7, 2018 the warrant vesting schedule was modified so that it will initially vest either (i) as to 10.0% if Contractor has earned a lead or sales fee with respect to 6,000 of installed solar energy systems by September 30, 2019 or (ii) as to 13.3% if Contractor has earned a lead or sales fee with respect to 8,000 of installed solar energy systems by December 31, 2019, provided that, in either case, Contractor or its affiliates have spent at least $25.0 million in marketing and sales in connection with the agreement.  Thereafter, the warrant will vest in additional 8.3% increments for each additional 5,000 installed solar energy systems.  If the initial vesting conditions have not been met by December 31, 2019, the Warrant will expire.  As of November 7, 2018, none of the shares under this amended warrant have vested and, therefore, the modification has no current financial statement effect as no expense has been recognized to date based on the terms of the award.

Note 14. Income Taxes
The income tax expense rate for the three months ended September 30, 2018 and 2017 was 11.2% and (21.3)%, respectively, and for the nine months ended September 30, 2018 and 2017 was (3.2)% and (15.3)%, respectively. The differences between the actual consolidated effective income tax rate and the U.S. federal statutory rate were primarily attributable to the allocation of losses on noncontrolling interests and redeemable noncontrolling interests, which assumes a hypothetical liquidation of these partnerships as of the reporting dates and therefore a deferred tax expense is calculated on the income available to common stockholders.
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
In addition on December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 ("SAB 118") which provides guidance on accounting for the tax effects of the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under ASC 740, Income Taxes, for the year ended December 31, 2017.  In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Tax Act for which the accounting under ASC 740 is complete.  The Company has determined that the deduction related to officers' compensation and the new tax statute needs further analysis to make their final assessment. The Company is still within the measurement period as of September 30, 2018 and no further conclusions have been made, as the Company reviews the law change and the impact to the Company.
Uncertain Tax Positions
As of September 30, 2018 and December 31, 2017, the Company had $0.6 million and $1.5 million, respectively, of unrecognized tax benefits related to an acquisition in 2015. In addition, there was $0.2 million and $0.4 million of interest and penalties for uncertain tax positions as of September 30, 2018 and December 31, 2017, respectively. During the nine months ended September 30, 2018, the Company recorded an income tax benefit of $1.1 million due to the expiration of federal and California statute of limitations. This benefit was fully offset by an indemnification asset that was written down to zero through operating expenses during the year. The Company is subject to taxation and files income tax returns in the United States, its territories, and various state and local jurisdictions. Due to the Company’s net losses, substantially all of its federal, state and local income tax returns since inception are still subject to audit.
Net Operating Loss Carryforwards
As a result of the Company’s net operating loss carryforwards as of September 30, 2018 and December 31, 2017, the Company does not expect to pay income tax, including in connection with its income tax provision for the nine months ended September 30, 2018 until the Company’s net operating losses are fully utilized. As of December 31, 2017, the Company’s federal and state net operating loss carryforwards were $720.1 million and $630.7 million, respectively. If not utilized, the federal net operating loss will begin to expire in the year 2028 and the state net operating losses will begin to expire in the year 2024.

Note 15. Commitments and Contingencies
Letters of Credit
As of September 30, 2018 and December 31, 2017, the Company had $15.5 million and $16.4 million, respectively, of unused letters of credit outstanding, which carry fees of 2.50% - 3.25% per annum.
Operating and Finance Leases
The Company leases real estate under non-cancellable-operating leases and equipment under finance leases.
The components of lease expense were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Finance lease cost:
Amortization of right-of-use assets	$3,126	$2,706	$8,483	$8,302
Interest on lease liabilities	167	142	414	509
Operating lease cost	2,616	2,433	7,749	7,563
Short-term lease cost	228	145	583	388
Variable lease cost	947	630	2,454	1,953
Sublease income	$(156)	$(18)	$(381)	$(18)
Total lease cost	$6,928	$6,038	$19,302	$18,697

Other information related to leases was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$2,771	$2,509	$8,026	$7,481
Operating cash flows from finance leases	123	134	327	468
Financing cash flows from finance leases	2,357	2,369	6,529	7,735
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	1,322	1,589	1,414	5,455
Finance leases	4,997	72	9,139	174
Weighted average remaining lease term (years):
Operating leases	3.51	4.08	3.51	4.08
Finance leases	2.59	2.20	2.59	2.20
Weighted average discount rate:
Operating leases	4.2%	4.0%	4.2%	4.0%
Finance leases	4.0%	3.0%	4.0%	3.0%
Future minimum lease payments under non-cancellable leases as of September 30, 2018 were as follows (in thousands):

	Operating Leases	Finance Leases
2018	$9,000	$8,749
2019	5,984	4,131
2020	4,211	2,371
2021	2,734	1,107
2022	1,918	49
Thereafter	321	19
Total future lease payments	24,168	16,426
Less: Amount representing interest	(1,623)	(753)
Present value of future payments	22,545	15,673
Less: Current portion	(8,288)	(8,372)
Long-term portion	$14,257	$7,301
Purchase Commitment
The Company entered into purchase commitments, which have the ability to be canceled without significant penalties, with multiple suppliers to purchase $159.6 million of photovoltaic modules and inverters by the end of 2019.
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
On November 20, 2015, a putative class action captioned Slovin et al. v. Sunrun Inc. and Clean Energy Experts, LLC, Case No. 4:15-cv-05340, was filed in the United States District Court, Northern District of California. The complaint generally alleged violations of the Telephone Consumer Protection Act (the “TCPA”) on behalf of an individual and putative classes of persons alleged to be similarly situated. Plaintiffs filed a First Amended Complaint on December 2, 2015, and a Second Amended Complaint on March 25, 2016, also asserting individual and putative class claims under the TCPA. By Order entered on April 28, 2016, the Court granted the Company’s motion to strike the class allegations set forth in the Second Amended Complaint, and granted leave to amend. Plaintiffs filed a Third Amended Complaint on July 12, 2016 asserting individual and putative class claims under the TCPA. On October 12, 2016, the Court denied the Company’s motion to again strike the class allegations set forth in the Third Amended Complaint. On October 3, 2017, plaintiffs filed a motion for leave to file a Fourth Amended Complaint, seeking to, among other things, revise the definitions of the classes that plaintiffs seek to represent. The Company has opposed that motion, which remains pending before the Court. In each iteration of their complaint, plaintiffs seek statutory damages, equitable and injunctive relief, and attorneys’ fees and costs, on behalf of themselves and the absent classes. On April 12, 2018, the Company and plaintiffs advised the Court that they reached a settlement in principle, and the Court vacated all deadlines relating to the motion for class certification. On September 27,

2018, Plaintiffs filed a motion for preliminary approval to settle all claims against the Company for $5.5 million, which was accrued as of March 31, 2018.
Most, if not all, of the claims asserted in the lawsuit relate to activities allegedly engaged in by third-party vendors, for which the Company denies any responsibility. The vendors are contractually obligated to indemnify the Company for losses related to the conduct alleged. The Company has denied, and continues to deny, the claims alleged and the settlement does not reflect any admission of fault, wrongdoing or liability. The settlement is subject to definitive documentation, class notice and court approval.
On April 13, 2016, a purported shareholder class action captioned Pytel v. Sunrun Inc., et al., Case No. CIV 538215, was filed in the Superior Court of California, County of San Mateo, against the Company, certain of the Company’s directors and officers, the underwriters of the Company’s initial public offering and certain other defendants. The complaint generally alleges that the defendants violated Sections 11, 12 and 15 of the Securities Act of 1933, as amended (the "Securities Act"), by making false or misleading statements in connection with the Company’s August 5, 2015 initial public offering regarding the continuation of net metering programs. The plaintiffs seek to represent a class of persons who acquired the Company’s common stock pursuant or traceable to the initial public offering. Plaintiffs seek compensatory damages, including interest, rescission or rescissory damages, an award of reasonable costs and attorneys’ fees, and any equitable or injunctive relief deemed appropriate by the court. On April 29, 2016, a purported shareholder class action captioned Baker et al. v. Sunrun Inc., et al., Case No. CIV 538419, was filed in the Superior Court of California, County of San Mateo. On May 10, 2016, a purported shareholder class action captioned Nunez v. Sunrun Inc., et al., Case No. CIV 538593, was filed in the Superior Court of California, County of San Mateo. The Baker and Nunez complaints are substantially similar to the Pytel complaint, and seek similar relief against similar defendants on behalf of the same purported class. On May 3, 2018, plaintiffs filed a second amended complaint including allegations related to the alleged effect of customer cancellations on the Company’s business.
On April 21, 2016, a purported shareholder class action captioned Cohen, et al. v. Sunrun Inc., et al., Case No. CIV 538304, was filed in the Superior Court of California, County of San Mateo, against the Company, certain of the Company’s directors and officers, and the underwriters of the Company’s initial public offering. The complaint generally alleges that the defendants violated Sections 11, 12 and 15 of the Securities Act by making false or misleading statements in connection with an August 5, 2015 initial public offering regarding the Company’s business practices and its dependence on complex financial instruments. The Cohen plaintiffs seek to represent the same class and seek similar relief as the plaintiffs in the Pytel, Nunez, and Baker actions.    On September 26, 2016, the Baker, Cohen, Nunez, and Pytel actions were consolidated (such consolidated action referred to as the "state court litigation"). On December 27, 2017, the court granted Plaintiffs’ motion for class certification.
Following a mediation on May 4, 2018, the parties entered into an agreement in principle to settle all claims asserted in the state court litigation against all defendants. The aggregate amount of the proposed settlement is $32.0 million, $30.1 million of which will be funded by the Company’s insurers and the remaining $1.9 million of which was accrued as of June 30, 2018. The Company and all defendants have denied, and continue to deny, the claims alleged in the state court litigation and the settlement does not reflect any admission of fault, wrongdoing or liability as to any defendant. On September 14, 2018, the court granted preliminary approval of the settlement. The settlement is subject to definitive documentation, shareholder notice and final court approval.
On May 3, 2017, a purported shareholder class action captioned Fink, et al. v. Sunrun Inc., et al., Case No. 3:17-cv-02537, was filed in the United States District Court, Northern District of California, against the Company and certain of the Company’s directors and officers. The complaint generally alleges that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") and Securities and Exchange Commission Rule 10b-5, by making false or misleading statements in connection with public filings made between September 15, 2015 and March 8, 2017 regarding the number of customers who canceled contracts after signing up for the Company’s home-solar energy system. The plaintiff seeks compensatory damages, including interest, attorney's fees, and costs, on behalf of all persons other than the defendants who purchased the Company's securities between September 16, 2015 and May 2, 2017. On May 4, 2017, a purported shareholder class action captioned Hall, et al. v. Sunrun Inc., et al., Case No. 3:17-cv-02571, was filed in the United States District Court, Northern District of California. On May 18, 2017, a purported shareholder class action captioned Sanogo, et al. v. Sunrun Inc., et al., Case No. 3:17-cv-02865, was filed in the United States District Court, Northern California District of California. The Hall and Sanogo complaints are substantially similar to the Fink complaint, and seeks similar relief against similar defendants on behalf of a substantially similar class. On August 23, 2017, the Fink, Hall, and Sanogo actions were consolidated, and on September 25, 2017, plaintiffs filed a consolidated amended complaint which alleges the same underlying violations as the original Fink, Hall and Sanogo complaints (such consolidated action referred to as the "federal court litigation"). On April 5, 2018, the court granted the Company’s motion to dismiss without prejudice. Plaintiffs filed a second amended complaint on May 3, 2018. On July 19, 2018, the court again granted defendants' motion to dismiss without prejudice.
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
On June 29, 2017, a shareholder derivative complaint captioned Barbara Sue Sklar Living Trust v. Sunrun Inc. et al., was filed in the United States District Court, Northern District of California, against the Company and certain of the Company’s directors and officers. The complaint generally alleges that the defendants violated Section 14(a) of the Exchange Act by making false or misleading statements in connection with public filings, including proxy statements, made between September 10, 2015 and May 3, 2017 regarding the number of customers who cancelled contracts after signing up for the Company’s home solar energy system. The Plaintiff seeks, among other things, damages in favor of the Company, certain corporate actions to purportedly improve the Company’s corporate governance, and an award of costs and expenses to the putative plaintiff stockholder, including attorneys’ fees. The Company believes that the claims are without merit and intends to defend itself vigorously. The case has been stayed pending the outcome of the federal court litigation matter described above.
On April 5, 2018, a stockholder derivative complaint captioned Leonard Olsen v. Sunrun Inc. et al., was filed in the United States District Court, District of Delaware, against the Company and certain of the Company’s directors and officers. The complaint generally alleges that the individual defendants breached their fiduciary duties and violated Section 14(a) of the Exchange Act by making false or misleading statements in connection with public filings, including proxy statements, made between September 16, 2015 and May 21, 2017 regarding the number of customers who canceled contracts after signing up for the Company's home-solar energy system. The Plaintiff seeks, among other things, damages in favor of the Company, equitable relief, and an award of costs and expenses to the putative plaintiff stockholder, including attorneys’ fees. The Company believes that the claims are without merit and intends to defend itself vigorously.

Note 16. Earnings Per Share
The computation of the Company’s basic and diluted net income per share are as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Numerator:
Net income (loss) attributable to common stockholders	$(2,896)	$28,007	$32,545	$56,235
Denominator:
Weighted average shares used to compute net income per share attributable to common stockholders, basic	111,134	105,783	109,351	105,060
Weighted average effect of potentially dilutive shares to purchase common stock	9,262	3,815	6,701	2,833
Weighted average shares used to compute net income per share attributable to common stockholders, diluted	120,396	109,598	116,052	107,893
Net income (loss) per share attributable to common stockholders
Basic	$(0.03)	$0.26	$0.30	$0.54
Diluted	$(0.02)	$0.26	$0.28	$0.52

The following shares were excluded from the computation of diluted net income per share as the impact of including those shares would be anti-dilutive (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Warrants	—	1,251	834	1,251
Outstanding stock options	527	9,346	4,211	12,257
Unvested restricted stock units	240	787	784	1,099
Total	767	11,384	5,829	14,607

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The discussion in this Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and the Private Securities Litigation Reform Act of 1995, which statements involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:

•	the availability of rebates, tax credits and other financial incentives, and the expected decreases to the ITC rate that begin after December 31, 2019;

•	determinations by the Internal Revenue Service or the U.S. Treasury Department of the fair market value of our solar energy systems;

•	the retail price of utility-generated electricity or electricity from other energy sources;

•	regulatory and policy development and changes;

•	our ability to manage our supply chains and distribution channels;

•	our industry’s, and specifically our, continued ability to manage costs (including, but not limited to, equipment costs) associated with solar service offerings;

•	our strategic partnerships and expected benefits of such partnerships;

•	the sufficiency of our cash, investment fund commitments and available borrowings to meet our anticipated cash needs;

•	our need and ability to raise capital, refinance existing debt, and finance our operations and solar energy systems from new and existing investors;

•	the potential impact of interest rates on our interest expense;

•	our business plan and our ability to effectively manage our growth, including our rate of revenue growth;

•	our ability to further penetrate existing markets, expand into new markets and our expectations regarding market growth (including, but not limited to, expected cancellation rates);

•	our expectations concerning relationships with third parties, including the attraction, retention and continued existence of qualified channel partners;

•	the impact of seasonality on our business;

•	our investment in research and development and new product offerings;

•	our ability to protect our intellectual property and maintain our brand;

•	our expectations regarding certain performance objectives and the renewal rates and purchase value of our solar energy systems after expiration of our Customer Agreements; and

•	the calculation of certain of our key financial and operating metrics and accounting policies.
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
Overview

We provide clean, solar energy to our customers at savings compared to traditional utility energy; our primary customers being residential homeowners. We also offer battery storage along with solar energy systems to our customers in select markets and sell our services to certain commercial developers through our multi-family and new homes offerings. Our core solar service offerings are provided through our lease and power purchase agreements which we refer to as our “Customer Agreements” which provide homeowners with simple, predictable pricing for solar energy that is insulated from rising retail electricity prices. While homeowners have the option to purchase a solar energy system outright from us, most of our customers choose to buy solar as a service from us through our solar service offerings without the significant upfront investment of purchasing a solar energy system. With our solar service offerings, we install solar energy systems on our customers’ homes and provide them the solar power produced by those systems typically for a 20-year initial term. In certain markets, we offer a 25-year initial term service offering. In addition, we monitor, maintain and insure the system during the term of the contract. In exchange, we receive predictable cash flows from high credit quality customers and qualify for tax and other benefits. We finance portions of these tax benefits and cash flows through tax equity and non-recourse debt structures in order to fund our upfront costs, overhead and growth investments. We develop valuable customer relationships that can extend beyond this initial contract term and provide us an opportunity to offer additional services in the future, such as our home battery storage service. Since our founding, we have continued to invest in a platform of services and tools to enable large scale operations for us and our partner network. The platform includes processes and software, as well as fulfillment and acquisition marketing leads.
We have experienced substantial growth in our business and operations since our inception in 2007. As of September 30, 2018, we operated the second largest fleet of residential solar energy systems in the United States and provided our solar services to approximately 218,000 customers in 22 states, plus the District of Columbia and Puerto Rico. We have deployed an aggregate of 1,460 megawatts (“MW”) as of September 30, 2018, and our Gross Earning Assets as of September 30, 2018 were approximately $2.8 billion. Please see the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Key Operating Metrics” for more details on how we calculate Megawatts Deployed and Gross Earning Assets.

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
From inception to November 2, 2018, we have formed 37 investment funds. Of these 37 funds, 29 are currently active and are described below. We have established different types of investment funds to implement our asset monetization strategy. Depending on the nature of the investment fund, cash may be contributed to the investment fund by the investor upfront or in stages based on milestones associated with the design, construction or interconnection status of the solar energy systems. The cash contributed by the fund investor is used by the investment fund to purchase solar energy systems. The investment funds either own or enter into a master lease with a Sunrun subsidiary for the solar energy systems, Customer Agreements and associated incentives. We receive on-going cash distributions from the investment funds representing a portion of the monthly customer payments received. We use the upfront cash, as well as on-going distributions, to cover our costs associated with designing, purchasing and installing the solar energy systems. In addition, we also use debt, equity and other financing strategies to fund our operations. The allocation of the economic benefits between us and the fund investor and the corresponding accounting treatment varies depending on the structure of the investment fund.
We currently utilize three legal structures in our investment funds, which we refer to as: (i) pass-through financing obligations, (ii) partnership flips and (iii) joint venture (“JV”) inverted leases. We reflect pass-through financing obligation arrangements on our consolidated balance sheet as a liability. We record the investor’s interest in partnership flips or JV inverted leases (which we define collectively as “consolidated joint ventures”) as noncontrolling interests or redeemable noncontrolling interests. These consolidated joint ventures are usually redeemable at our option and, in certain cases, at the investor’s option. If redemption is at our option or the consolidated joint ventures are not redeemable, we record the investor’s interest as a noncontrolling interest and account for the interest using the hypothetical liquidation at book value (“HLBV”) method. If the investor has the option to put their interest to us, we record the investor’s interest as a redeemable noncontrolling interest at the greater of the HLBV and the redemption value.
The table below provides an overview of our current investment funds (dollars in millions):

		Consolidated Joint Ventures
	Pass-Through Financing Obligations	Partnership Flip	JV Inverted Lease
Consolidation	Owner entity consolidated, tenant entity not consolidated	Single entity, consolidated	Owner and tenant entities consolidated
Balance sheet classification	Pass-through financing obligation	Redeemable noncontrolling interests and noncontrolling interests	Redeemable noncontrolling interests and noncontrolling interests
Revenue from ITCs	Recognized on the PTO date	None	None
Method of calculating investor interest	Effective interest rate method	Greater of HLBV or redemption value	Greater of HLBV or redemption value; or pro rata
Liability balance as of September 30, 2018	$362.0	N/A	N/A
Noncontrolling interest balance (redeemable or otherwise) as of September 30, 2018	N/A	$400.0	$34.7
Number of funds (as of September 30, 2018)	7	20	4
MW deployed (as of September 30, 2018)	205.9	839.4	114.2
Carrying value of solar energy systems, net (as of September 30, 2018)	$550.1	$2,230.4	$356.9
Contributions from third-party fund investors (through September 30, 2018)	$739.2	$1,858.0	$274.6

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

	For the Three Months Ended September 30,
	2018	2017
MW Deployed (during the period)	100	90

	As of September 30,
	2018	2017
Cumulative Megawatts Deployed (end of period) (1)	1,460	1,117

(1)	The Cumulative Megawatts Deployed may not equal the sum of all MW deployed each year due to rounding.

	As of September 30,
	2018	2017

	(in thousands)
Gross Earning Assets Under Energy Contract	$1,911,656	$1,359,017
Gross Earning Assets Value of Purchase or Renewal	917,069	709,414
Gross Earning Assets	$2,828,725	$2,068,431

The tables below provide a range of Gross Earning Asset amounts if different default, discount and purchase and renewal assumptions were used.
Gross Earning Assets Under Energy Contract:

	As of September 30, 2018
	Discount rate
Default rate	4%	5%	6%	7%	8%

	(in thousands)
5%	$2,181,434	$2,013,050	$1,863,615	$1,730,616	$1,611,910
0%	$2,239,340	$2,065,232	$1,910,785	$1,773,384	$1,650,803
Gross Earning Assets Value of Purchase or Renewal:

	As of September 30, 2018
	Discount rate
Purchase or Renewal rate	4%	5%	6%	7%	8%

	(in thousands)
80%	$1,214,363	$984,114	$800,155	$652,688	$534,087
90%	$1,391,677	$1,127,859	$917,069	$748,086	$612,173
100%	$1,568,991	$1,271,604	$1,033,983	$843,483	$690,259

Total Gross Earning Assets:

	As of September 30, 2018
	Discount rate
Purchase or Renewal rate	4%	5%	6%	7%	8%

	(in thousands)
80%	$3,453,703	$3,049,346	$2,710,940	$2,426,072	$2,184,889
90%	$3,631,017	$3,193,091	$2,827,854	$2,521,470	$2,262,975
100%	$3,808,331	$3,336,836	$2,944,768	$2,616,867	$2,341,062

Critical Accounting Policies and Estimates
Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with GAAP. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. In many instances, we could have reasonably used different accounting estimates, and in other instances, changes in the accounting estimates are reasonably likely to occur from period to period. Actual results could differ significantly from our estimates. Our future financial statements will be affected to the extent that our actual results materially differ from these estimates. For further information on all of our significant accounting policies, see Note 2, Summary of Significant Accounting Policies, to our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

	(in thousands, except per share data)
Revenue:
Customer agreements and incentives	$114,572	$61,717	$273,167	$168,918
Solar energy systems and product sales	90,388	82,829	246,694	211,359
Total revenue	204,960	144,546	519,861	380,277
Operating expenses:
Cost of customer agreements and incentives	63,195	47,299	175,540	135,201
Cost of solar energy systems and product sales	76,179	69,588	205,026	179,957
Sales and marketing	56,758	39,921	150,074	108,109
Research and development	4,604	3,936	13,552	10,642
General and administrative	26,720	27,925	87,743	77,761
Amortization of intangible assets	1,051	1,052	3,153	3,154
Total operating expenses	228,507	189,721	635,088	514,824
Loss from operations	(23,547)	(45,175)	(115,227)	(134,547)
Interest expense, net	34,482	23,217	94,552	65,746
Other expenses (income), net	(4,517)	(94)	(5,701)	589
Loss before income taxes	(53,512)	(68,298)	(204,078)	(200,882)
Income tax expense (benefit)	(5,988)	14,517	6,593	30,698
Net loss	(47,524)	(82,815)	(210,671)	(231,580)
Net loss attributable to noncontrolling interests and redeemable noncontrolling interests	(44,628)	(110,822)	(243,216)	(287,815)
Net income (loss) available to common stockholders	$(2,896)	$28,007	$32,545	$56,235
Net income (loss) per share available to common stockholders
Basic	$(0.03)	$0.26	$0.30	$0.54
Diluted	$(0.02)	$0.26	$0.28	$0.52
Weighted average shares used to compute net income per share attributable to common stockholders
Basic	111,134	105,783	109,351	105,060
Diluted	120,396	109,598	116,052	107,893

Comparison of the Three Months Ended September 30, 2018 and 2017
Revenue

	Three Months Ended September 30,		Change
	2018	2017	$	%

	(in thousands)
Customer agreements	$70,864	$55,134	$15,730	29%
Incentives	43,708	6,583	37,125	564%
Customer agreements and incentives	114,572	61,717	52,855	86%

Solar energy systems	47,771	30,734	17,037	55%
Products	42,617	52,095	(9,478)	(18)%
Solar energy systems and product sales	90,388	82,829	7,559	9%
Total revenue	$204,960	$144,546	$60,414	42%
Customer Agreements and Incentives. The $15.7 million increase in revenue from Customer Agreements was primarily due to both an increase in solar energy systems under Customer Agreements being placed in service in the period from October 1, 2017 through September 30, 2018, plus a full quarter of revenue recognized in the third quarter of 2018 for systems placed in service in the third quarter of 2017 versus only a partial quarter of such revenue related to the period in which the assets were in service in 2017. Revenue from incentives consists of sales of ITCs and SRECs, which increased by $37.1 million during the three months ended September 30, 2018, compared to the prior year. The increase was primarily due to the sale of ITCs under a financing obligation fund opened in 2018.
Solar Energy Systems and Product Sales. Revenue from solar energy systems sales increased by $17.0 million compared to the prior year due to increased demand through retail partners. Product sales decreased by $9.5 million, primarily due to a decrease in the volume of wholesale products sold compared to the prior year period, which experienced an increase in the volume of wholesale products sold ahead of the anticipated tariffs on imported solar modules and cells (the "Section 201 Module Tariffs"), that were issued in January 2018 as described in Item 1A. Risk Factors below.
Operating Expenses

	Three Months Ended September 30,		Change
	2018	2017	$	%

	(in thousands)
Cost of customer agreements and incentives	$63,195	$47,299	$15,896	34%
Cost of solar energy systems and product sales	76,179	69,588	6,591	9%
Sales and marketing	56,758	39,921	16,837	42%
Research and development	4,604	3,936	668	17%
General and administrative	26,720	27,925	(1,205)	(4)%
Amortization of intangible assets	1,051	1,052	(1)	—%
Total operating expenses	$228,507	$189,721	$38,786	20%
Cost of Customer Agreements and Incentives. The $15.9 million increase in cost of Customer Agreements and incentives was primarily due to the increase in solar energy systems placed in service in the period from October 1, 2017 through September 30, 2018, plus a full quarter of costs recognized in the third quarter of 2018 for systems placed in service in the third quarter of 2017 versus only a partial quarter of such expenses related to the period in which the assets were in service in 2017.

The cost of Customer Agreements and incentives decreased to 55% of Customer Agreements and incentives revenue during the three months ended September 30, 2018, from 77% during the three months ended September 30, 2017 as a result of $37.1 million increase in incentives revenue during the three months ended September 30, 2018 due to the sale of ITCs related to a financing obligation fund opened in 2018.
Cost of Solar Energy Systems and Product Sales. The $6.6 million increase in cost of solar energy systems and product sales was due to the corresponding net increase in the solar energy systems and product sales discussed above.
Sales and Marketing Expense. The $16.8 million increase in sales and marketing expense was primarily attributable to an increase in headcount driving higher employee compensation. Included in sales and marketing expense is $2.2 million and $1.7 million of amortization of costs to obtain Customer Agreements for the period ended September 30, 2018 and 2017, respectively.
General and Administrative Expense. The $1.2 million decrease in general and administrative expenses primarily relates to a $2.0 million decline in legal professional fees, partially offset by an increase in headcount driving higher employee compensation.
Non-Operating Expenses

	Three Months Ended September 30,		Change
	2018	2017	$	%

	(in thousands)
Interest expense, net	$34,482	$23,217	$11,265	49%
Other expenses (income), net	$(4,517)	$(94)	(4,423)	4,705%

Interest Expense, net. The increase in interest expense, net of $11.3 million was primarily related to additional borrowings entered into subsequent to September 30, 2017. Included in net interest expense is $5.8 million and $5.3 million of non-cash interest recognized under Customer Agreements that have a significant financing component for the period ended September 30, 2018 and 2017, respectively.

Other Expenses (Income), net. The $4.5 million of other income during the three months ended September 30, 2018 relates primarily to a reclassification of $6.9 million of other comprehensive income to earnings as a result of a hedged forecasted transaction becoming probable to not occur due to a refinancing which repaid the hedged debt during the period, offset by a loss on extinguishment of the related debt.

Income Tax Expense

	Three Months Ended September 30,		Change
	2018	2017	$	%

	(in thousands)
Income tax expense (benefit)	$(5,988)	$14,517	$(20,505)	(141)%

The decrease in income tax expense of $20.5 million primarily relates to a decrease in tax expense related to noncontrolling interests and increases in tax benefits associated with stock compensation deductions and investment tax credits. Given our net operating loss carryforwards as of December 31, 2017 and September 30, 2018, we do not expect to pay income tax, until our net operating losses are fully utilized. As of December 31, 2017, our federal and state net operating loss carryforwards were $720.1 million and $630.7 million, respectively. If not utilized, the federal net operating loss will begin to expire in the year 2028 and the state net operating losses will begin to expire in the year 2024.

Net Loss Attributable to Noncontrolling Interests and Redeemable Noncontrolling Interests

	Three Months Ended September 30,		Change
	2018	2017	$	%

	(in thousands)
Net loss attributable to noncontrolling interests and redeemable noncontrolling interests	$(44,628)	$(110,822)	$66,194	(60)%

The decrease in net loss attributable to noncontrolling interests and redeemable noncontrolling interests of $66.2 million was primarily a result of the addition of 4 funds since September 30, 2017, as well as the HLBV method used in determining the amount of net income or loss attributable to noncontrolling interests and redeemable noncontrolling interests, which generally allocates more loss to the noncontrolling interest in the first several years after fund formation.

Comparison of the Nine Months Ended September 30, 2018 and 2017
Revenue

	Nine Months Ended September 30,		Change
	2018	2017	$	%

	(in thousands)
Customer agreements	$199,171	$152,679	$46,492	30%
Incentives	73,996	16,239	57,757	356%
Customer agreements and incentives	273,167	168,918	104,249	62%

Solar energy systems	122,503	79,431	43,072	54%
Products	124,191	131,928	(7,737)	(6)%
Solar energy systems and product sales	246,694	211,359	35,335	17%
Total revenue	$519,861	$380,277	$139,584	37%
Customer Agreements and Incentives. The $46.5 million increase in revenue from Customer Agreements was primarily due to both an increase in solar energy systems under Customer Agreements being placed in service in the period from October 1, 2017 through September 30, 2018, plus a full nine months of revenue recognized in 2018 for systems placed in service in the first nine months of 2017 versus only a partial amount of such revenue related to the period in which the assets were in service in 2017. The $57.8 million increase in revenue from incentives, consisting of the sale of ITCs and SRECs, was primarily due to the sale of ITCs related to a financing obligation fund opened in 2018.
Solar Energy Systems and Product Sales. Revenue from solar energy systems sales increased by $43.1 million compared to the prior year period due to increased demand through retail partners. Product sales decreased by $7.7 million compared to the prior year period primarily due to a decrease in the volume of wholesale products sold compared to the prior year period which experienced an increase in the volume of wholesale products sold ahead of the anticipated Section 201 Module Tariffs.
Operating Expenses

	Nine Months Ended September 30,		Change
	2018	2017	$	%

	(in thousands)
Cost of customer agreements and incentives	$175,540	$135,201	$40,339	30%
Cost of solar energy systems and product sales	205,026	179,957	25,069	14%
Sales and marketing	150,074	108,109	41,965	39%
Research and development	13,552	10,642	2,910	27%
General and administrative	87,743	77,761	9,982	13%
Amortization of intangible assets	3,153	3,154	(1)	—%
Total operating expenses	$635,088	$514,824	$120,264	23%
Cost of Customer Agreements and Incentives. The $40.3 million increase in cost of customer agreements and incentives was primarily due to the increase in solar energy systems placed in service in the period from October 1, 2017 through September 30, 2018, plus a full nine months of costs recognized in 2018 for systems placed in service in the first nine months of 2017 versus only a portion of such expenses related to the period in which the assets were in service in 2017.
The cost of customer agreements and incentives decreased to 64% of customer agreements and incentives revenue during the nine months ended September 30, 2018, from 80% during the nine months ended

September 30, 2017 due to the $57.8 million increase in incentives revenue, primarily related to the sale of ITCs under a financing obligation fund opened in 2018.
Cost of Solar Energy Systems and Product Sales. The $25.1 million increase in cost of solar energy systems and product sales was due to the corresponding changes in solar energy systems and product sales discussed above.
Sales and Marketing Expense. The $42.0 million increase in sales and marketing expense was primarily attributable to an increase in headcount driving higher employee compensation. Included in sales and marketing expense is $6.2 million and $4.7 million of amortization of costs to obtain Customer Agreements for the nine months ended September 30, 2018 and 2017, respectively.
General and Administrative Expense. The $10.0 million increase in general and administrative expenses primarily related to an increase in headcount driving higher employee compensation. The remainder of the increase related to litigation and legal settlement activity.
Non-Operating Expenses

	Nine Months Ended September 30,		Change
	2018	2017	$	%

	(in thousands)
Interest expense, net	$94,552	$65,746	$28,806	44%
Other expenses (income), net	$(5,701)	$589	(6,290)	(1,068)%

Interest Expense, net. The increase in interest expense, net of $28.8 million was primarily related to additional borrowings entered into subsequent to September 30, 2017. Included in net interest expense is $17.1 million and $15.7 million of non-cash interest recognized under Customer Agreements that have a significant financing component for the period ended September 30, 2018 and 2017, respectively.

Other Expenses (Income), net. The $5.7 million of other income during the nine months ended September 30, 2018 relates primarily to a reclassification of $6.9 million of other comprehensive income to earnings as a result of a hedged forecasted transaction becoming probable to not occur due to a refinancing which repaid the hedged debt during 2018, offset by a loss on extinguishment of the related debt.

Income Tax Expense

	Nine Months Ended September 30,		Change
	2018	2017	$	%

	(in thousands)
Income tax expense (benefit)	$6,593	$30,698	$(24,105)	(79)%

The decrease in income tax expense of $24.1 million primarily relates to a decrease in tax expense related to noncontrolling interests and increases in tax benefits associated with stock compensation deductions. Given our net operating loss carryforwards as of December 31, 2017 and September 30, 2018, we do not expect to pay income tax, until our net operating losses are fully utilized. As of December 31, 2017, our federal and state net operating loss carryforwards were $720.1 million and $630.7 million, respectively. If not utilized, the federal net operating loss will begin to expire in the year 2028 and the state net operating losses will begin to expire in the year 2024.

Net Loss Attributable to Noncontrolling Interests and Redeemable Noncontrolling Interests

	Nine Months Ended September 30,		Change
	2018	2017	$	%

	(in thousands)
Net loss attributable to noncontrolling interests and redeemable noncontrolling interests	$(243,216)	$(287,815)	$44,599	(15)%

The decrease in net loss attributable to noncontrolling interests and redeemable noncontrolling interests of $44.6 million was primarily a result of the addition of 4 funds since September 30, 2017, as well as the HLBV method used in determining the amount of net income or loss attributable to noncontrolling interests and redeemable noncontrolling interests, which generally allocates more loss to the noncontrolling interest in the first several years after fund formation.

Liquidity and Capital Resources
As of September 30, 2018, we had cash of $242.9 million, which consisted of cash held in checking and savings accounts with financial institutions. We finance our operations mainly through a variety of financing fund arrangements that we have formed with fund investors, borrowings, cash generated from our sources of revenue and more recently, proceeds from secured, non-recourse loan arrangements for up to $705 million. Our principal uses of cash are funding our business, including the costs of acquisition and installation of solar energy systems, satisfaction of our obligations under our debt instruments and other working capital requirements.
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

	Nine Months Ended September 30,
	2018	2017

	(in thousands)
Consolidated cash flow data:
Net cash used in operating activities	$(143,756)	$(64,030)
Net cash used in investing activities	(574,260)	(564,349)
Net cash provided by financing activities	751,359	640,146
Net change in cash and restricted cash	$33,343	$11,767
Operating Activities
During the nine months ended September 30, 2018, we used $143.8 million in net cash in operating activities. The driver of our operating cash inflow consists of payments received from customers. During the nine months ended September 30, 2018, our operating cash outflows were $105.1 million from our net loss excluding non-cash and non-operating items. Changes in working capital resulted in a net cash outflow of $38.6 million.
During the nine months ended September 30, 2017, we used $64.0 million in net cash in operating activities. The driver of our operating cash inflow consists of payments received from customers. During the nine months ended September 30, 2017, our operating cash outflows were $79.3 million from our net loss excluding non-cash and non-operating items. Changes in working capital resulted in a net cash inflow of $15.3 million.
Investing Activities
During the nine months ended September 30, 2018, we used $574.3 million in cash in investing activities. Of this amount, we used $571.2 million to design, acquire and install solar energy systems and components under our long-term Customer Agreements, and $3.1 million for capitalized software projects and the acquisition of office equipment.
During the nine months ended September 30, 2017, we used $564.3 million in cash in investing activities. Of this amount, we used $558.4 million to design, acquire and install solar energy systems and components under our long-term Customer Agreements, and $6.0 million for capitalized software projects and the acquisition of office equipment.

Financing Activities
During the nine months ended September 30, 2018, we generated $751.4 million from financing activities. This was primarily driven by $483.6 million in net proceeds from fund investors, $254.5 million in proceeds from debt, net of debt issuance costs and repayments, offset by $6.4 million in repayments under finance lease obligations.
During the nine months ended September 30, 2017, we generated $640.1 million from financing activities. This was primarily driven by $437.2 million in net proceeds from fund investors, $198.0 million in proceeds from debt, net of debt issuance costs and repayments, offset by $7.6 million in payments for finance lease obligations.

Debt and Financing Fund Commitments
Debt Instruments
For a discussion of the terms and conditions of debt instruments and changes thereof in the period, refer to Note 8, Indebtedness, to our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Equity Instruments
Warrant. In August 2017, we entered into an agreement with an affiliate ("Contractor") of Comcast Corporation ("Comcast") whereby Contractor will receive lead or sales fees for new customers it brings to us over a 40-month term. We also issued Comcast a warrant to purchase up to 11,793,355 shares of our common stock, at an exercise price of $0.01 per warrant share. The warrant would initially vest 50.05% when both (i) Contractor has earned a lead or sales fee with respect to 30,000 of installed solar energy systems, and (ii) Contractor or its affiliates have spent at least $10 million in marketing and sales in connection with the agreement. Thereafter, the warrant would vest in five additional increments for each additional 6,000 installed solar energy systems. On November 7, 2018 the warrant vesting schedule was modified so that it will initially vest either (i) as to 10.0% if Contractor has earned a lead or sales fee with respect to 6,000 of installed solar energy systems by September 30, 2019 or (ii) as to 13.3% if Contractor has earned a lead or sales fee with respect to 8,000 of installed solar energy systems by December 31, 2019, provided that, in either case, Contractor or its affiliates have spent at least $25.0 million in marketing and sales in connection with the agreement.  Thereafter, the warrant will vest in additional 8.3% increments for each additional 5,000 installed solar energy systems.  If the initial vesting conditions have not been met by December 31, 2019, the Warrant will expire.  As of November 7, 2018, none of the shares under this amended warrant have vested and, therefore, the modification has no current financial statement effect as no expense has been recognized to date based on the terms of the award.
Investment Fund Commitments
As of September 30, 2018, we had undrawn committed capital of approximately $264.2 million which may only be used to purchase and install solar energy systems. We intend to establish new investment funds in the future, and we may also use debt, equity or other financing strategies to finance our business.
Contractual Obligations and Other Commitments

The following table summarizes our contractual obligations as of September 30, 2018 (in thousands):

	Payments Due by Period
	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years	Total

	(in thousands)
Contractual Obligations:
Debt obligations (including future interest)	$112,174	$590,498	$669,840	$539,431	$1,911,943
Purchase commitments	22,864	136,700	—	—	159,564
Distributions payable to noncontrolling interests and redeemable noncontrolling interests (1)	15,387	—	—	—	15,387
Finance lease obligations (including accrued interest)	8,749	6,502	1,156	19	16,426
Operating lease obligations	9,000	10,195	4,652	321	24,168
Total contractual obligations	$168,174	$743,895	$675,648	$539,771	$2,127,488

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
In connection with that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective and designed to provide reasonable assurance that the information required to be disclosed is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms as of September 30, 2018. The term

“disclosure controls and procedures,” as defined in Rules 13a-15l and 15d-15l under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We implemented internal controls to ensure we adequately evaluated our contracts and properly assessed the impact of the new accounting standards related to revenue recognition and leases on our financial statements to facilitate their adoption on January 1, 2018. There were no significant changes to our internal control over financial reporting due to the adoption of the new standards.

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
Declining costs related to raw materials, manufacturing and the sale and installation of our solar service offerings have been a key driver in the pricing of our solar service offerings and, more broadly, homeowner adoption of solar energy. While historically the prices of solar panels and raw materials have declined, the cost of solar panels and raw materials could increase in the future, and such products’ availability could decrease, due to a variety of factors, including tariffs and trade barriers, export regulations, regulatory or contractual limitations, industry market requirements and changes in technology and industry standards. Any such cost increases or decreases in availability could slow our growth and cause our financial results and operational metrics to suffer.
For example, in the past, we and our solar partners purchased a significant portion of the solar panels used in our solar service offerings from manufacturers based in China or containing components from China. In April 2017, Suniva, Inc., a U.S.-based solar panel manufacturer (“Suniva”), filed a petition for global safeguards with the U.S. International Trade Commission ("USITC"), which included requests for the imposition of tariffs on crystalline silicon photovoltaic ("CSPV") solar cells and the establishment of a minimum price for solar modules imported into the United States. Another solar panel manufacturer, SolarWorld AG, later joined Suniva’s petition. In January 2018, the President imposed a four-year tariff (the "Section 201 Module Tariff") on imported solar modules and cells after 2.5 gigawatts (GW) of imports. The Section 201 Module Tariff is initially 30%, stepping down 5% annually. This tariff could adversely affect our costs, our supply, or have other material adverse impacts on our business. For example, it could be reflected in the purchase price of the solar panels and components we and our solar partners purchase and could adversely impact our future access to solar panels and components. Furthermore, in September 2018, the U.S. Trade Representative ("USTR") granted SunPower Corporation ("SunPower"), which has since acquired SolarWorld, an exemption, making SunPower a domestic solar panel manufacturer that is not subject to the Section 201 Module Tariff. This could give SunPower, which offers home solar leasing to customers installing SunPower panels, a cost advantage over home solar leasing competitors like Sunrun that rely, in part, on imported solar panels that are currently subject to this tariff.

In addition, during 2018, the United States and China each imposed new tariffs, on various products imported from the other country. These U.S. tariffs include an additional 25% tariff on solar panels and cells that are manufactured in China and a tariff on inverters, certain batteries and other electrical equipment currently set at 10% then expected to increase to 25% on January 1, 2019. The United States also has, from time to time, announced potential tariffs on goods imported from other countries. We cannot predict what actions may ultimately be taken with respect to tariffs or trade relations between the United States and other countries, what products may be subject to such actions, or what actions may be taken by the other countries in retaliation. The adoption and expansion of trade restrictions, the occurrence of a trade war, or other governmental action related to tariffs or trade agreements or policies has the potential to adversely impact our supply chain, our costs, our suppliers, and the U.S. economy, which could in turn adversely affect our business, financial condition and results of operation.
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
As of September 30, 2018, a substantial majority of states have adopted net metering policies. Net metering policies are designed to allow homeowners to serve their own load using on-site energy generation. Electricity that is generated by a solar energy system and consumed on-site avoids a retail energy purchase from the applicable utility, and excess electricity that is exported back to the electric grid generates a retail credit within a homeowner’s monthly billing period. At the end of the monthly billing period, if the homeowner has generated excess electricity within that month, the homeowner typically carries forward a credit for any excess electricity to be offset against future utility energy purchases. At the end of an annual billing period or calendar year, utilities either continue to carry forward a credit, or reconcile the homeowner’s final annual or calendar year bill using different rates (including zero credit) for the exported electricity.
Utilities, their trade associations, and fossil fuel interests in the country are currently challenging net metering policies, and seeking to either eliminate them, cap them, or impose charges on homeowners that have net metering. For example, in October 2015, the Hawaii Public Utilities Commission (the "Hawaii Commission") issued an order that eliminates net metering for all new customers. Currently, the Hawaii Commission has three options for rooftop solar customers: (i) a program providing customers with a credit when they export power during certain periods of time; (ii) a program that allows customers to install quickly, but they are generally not allowed to export electricity to the electrical grid; and (iii) a program paying customers for exported power at all times but at a lower rate and allowing the utility the ability to shut off customers’ solar systems during grid emergencies. All existing net metering customers and customers who submitted net metering applications before October 12, 2015 are grandfathered indefinitely under the old rules. Some interim programs created by the Hawaii Commission are grandfathered for customers who applied in a timely fashion. We continue to build and service these systems.
In addition, in early 2016 we ceased new installations in Nevada in response to the elimination of net metering by the Public Utilities Commission of Nevada (“PUCN”). However, in September 2016, the PUCN issued an order grandfathering in customers under the prior net metering rules who had installed a solar energy system or had submitted a net metering application prior to December 31, 2015. Furthermore, in June 2017, the governor of Nevada signed legislation, AB 405, which restores net metering at a reduced credit -- starting at 95% of the retail rate and declining as solar penetration increases -- and grandfathers new customers for 20 years at the net metering rate in effect at the time they apply for interconnection. As another example, in December 2016, the Arizona Corporation Commission (“ACC”) issued a decision to eliminate net metering and reduce export rates for new solar customers. To carry out this decision, specific rate changes applicable to Arizona solar customers are being determined in utility rate cases. For example, in 2017, Arizona Public Service Company ("APS") filed a rate case seeking reduced credit for solar exports and higher fixed charges. Intervenors agreed upon a settlement, which the ACC accepted in August 2017. The ACC adopted similar rate changes for Tucson Electric Power ("TEP") and UNS Electric ("UNS"), eliminating net metering and reducing export rates for new solar customers. In addition, New Hampshire issued its net metering ("NEM") order in June 2017, which kept NEM with some minor changes and removed a previously existing 100 MW cap on NEM and grandfathers in customers under existing rates until 2040. In May 2018, the governor of Connecticut signed legislation which will end the state's existing net metering program upon the conclusion of the Residential Solar Incentive Program (currently expected to occur in 2019) and replace it with two new yet-to-be-determined rate structures.
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
Our business model also relies on multiple tax exemptions offered at the state and local levels. For example, solar energy systems are generally not considered in determining values for calculation of local and state real and personal property taxes as a result of applicable property tax exemptions. State and local tax exemptions can be changed by state legislatures and other regulators, and if solar energy systems were not excluded, the property taxes payable by homeowners would be higher, which could offset any potential savings our solar service offerings could offer, if the property taxes were to be imposed on third party owners of the solar panels, solar companies like Sunrun would be subject to higher costs. For example, Arizona Department of Revenue has determined that the rule that solar energy systems have no value and add no value does not apply to solar panels that are leased (as opposed to owned) and has subjected our leased solar panels to personal property taxes in that state. While we are challenging that determination, an adverse outcome will subject us and other solar companies to an increase in personal property taxes. If we pass this additional tax on to our customers in the form of higher prices, it could reduce or eliminate entirely the savings that these solar panels would otherwise provide to the homeowner. We are involved in ongoing litigation challenging the Arizona personal property tax determination. In May 2017, the Arizona Court of Appeals upheld the tax court’s ruling that the Arizona Department of Revenue had no legal authority to assess rooftop solar energy equipment, reversed the Tax Court’s ruling that the statute, Section 42-11054(C)(2), is unconstitutional, and ruled that the counties have no authority to tax rooftop solar equipment. The Arizona Department of Revenue appealed that decision. On March 16, 2018, the Arizona Supreme Court ruled that the Arizona Department of Revenue lacks statutory authority to value the Company’s leased solar panels, but remanded to the Tax Court to determine whether Section 42-13054 authorizes county assessors to value the Company’s leased solar panels and, if so, whether Section 42-11054(C)(2) nevertheless requires a zero valuation. There can be no assurances that this litigation will be resolved in a manner that is favorable to us or other solar companies. If this litigation is not resolved in a manner that is favorable to us and other solar companies, it will adversely impact our operations in Arizona. If we decide to pass the tax cost on to our customers, such price increase could adversely impact our ability to attract new customers in Arizona, and the savings that our current Arizona customers realize could be reduced or eliminated by the additional tax imposed, which will make our solar service offerings less attractive to those customers and could increase the risk of default from those customers. In addition, South Carolina counties do not currently assess property tax on customer-owned residential solar energy systems, however, third-party-owned systems are subject to business personal property taxes. In Connecticut, a small number of municipalities have assessed property tax on third party owned solar systems, despite an applicable exemption under state law. In general, we rely on certain state and local tax exemptions that apply to the sale of equipment, sale of power, or both. These state and local tax exemptions can be changed by the state legislature and other regulators and such a change could adversely impact our business.
We are not currently regulated as a utility under applicable laws, but we may be subject to regulation as a utility in the future or become subject to new federal and state regulations for any additional solar service offerings we may introduce in the future.
Most federal, state, and municipal laws do not currently regulate us as a utility. As a result, we are not subject to the various regulatory requirements applicable to U.S. utilities. However, any federal, state, local or other applicable regulations could place significant restrictions on our ability to operate our business and execute our business plan by prohibiting or otherwise restricting our sale of electricity. These regulatory requirements could include restricting our sale of electricity, as well as regulating the price of our solar service offerings. For example, the New York Public Service Commission recently issued an order regulating distributed energy providers as if they were energy service companies, which increases the regulatory compliance burden for us in that state. If we were subject to the same regulatory authorities as utilities in other states or if new regulatory bodies were established to oversee our business, then our operating costs could materially increase.
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
Until 2014, we focused our efforts primarily on the sale, financing and monitoring of solar energy systems for residential customers, with installation provided by our solar partners. In February 2014, we acquired the residential sales and installation business of Mainstream Energy Corporation, its fulfillment business AEE Solar and its racking business SnapNrack (collectively, "MEC"). We have limited experience managing the fulfillment and racking lines of the MEC business, and we may not be successful in maintaining or growing the revenue from these businesses. Further, we have limited experience, in comparison to our solar partner model, in our direct-to-consumer business, and as a result, we may fail to grow as quickly or achieve the revenue scale targeted in connection with such a model. We may also be unsuccessful in expanding our customer base through installation of our solar service offerings within our current markets or in new markets we may enter. Additionally, we cannot assure you that we will be successful in generating substantial revenue from our current solar service offerings or from any additional solar service offerings we may introduce in the future. Our limited operating history, combined with the rapidly evolving and competitive nature of our industry, may not provide an adequate basis for you to evaluate our results of operations and business prospects. In addition, we only have limited insight into emerging trends, such as alternative energy sources, commodity prices in the overall energy market, and legal and regulatory changes that impact the solar industry, any of which could adversely impact our business, prospects and results of operations.
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
As of September 30, 2018, approximately half of our customers were in California. Accordingly, our business and results of operations are particularly susceptible to adverse economic, regulatory, political, weather and other conditions in this market and in other markets that may become similarly concentrated, in particular the east coast, where we have seen significant growth recently. In addition, our corporate and sales headquarters are located in San Francisco, California, an area that has a heightened risk of earthquakes and nearby wildfires. We may not have adequate insurance, including business interruption insurance, to compensate us for losses that may occur from any such significant events, including damage to our solar energy systems. A significant natural disaster, such as an earthquake or wildfire, could have a material adverse impact on our business, results of operations and financial condition. In addition, acts of terrorism or malicious computer viruses could cause disruptions in our or our solar partners’ businesses or the economy as a whole. To the extent that these disruptions result in delays or cancellations of installations or the deployment of our solar service offerings, our business, results of operations and financial condition would be adversely affected.
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
In addition, the installation of solar energy systems, energy-storage systems and other energy-related products requiring building modifications are subject to oversight and regulation in accordance with national, state and local laws and ordinances relating to building, fire and electrical codes, safety, environmental protection, utility interconnection and metering, and related matters. We also rely on certain of our and our partners' employees to maintain professional licenses in many of the jurisdictions in which we operate, and our failure to employ properly licensed personnel could adversely affect our licensing status in those jurisdictions. It is difficult and costly to track the requirements of every individual authority having jurisdiction over our installations and to design solar energy systems to comply with these varying standards. Any new government regulations or utility policies pertaining to our systems may result in significant additional expenses to us and our homeowners and, as a result, could cause a significant reduction in demand for our solar service offerings.
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
Our Customer Agreements are typically for 20 years and require the homeowner to make monthly payments to us. Accordingly, we are subject to the credit risk of homeowners. As of September 30, 2018, the average FICO score of our customers under a lease or power purchase agreement with a monthly payment schedule remained at or above 740, which is generally categorized as a "Very Good" credit profile by the Fair Isaac Corporation. However, this may decline to the extent FICO score requirements under future investment funds are relaxed. While to date homeowner defaults have been immaterial, we expect that the risk of homeowner defaults may increase as we grow our business. Due to the immaterial amount of homeowner defaults to date, our reserve for this exposure is minimal, and our future exposure may exceed the amount of such reserves. If we experience increased homeowner credit defaults, our revenues and our ability to raise new investment funds could be adversely affected. If economic conditions worsen, certain of our homeowners may face liquidity concerns and may be unable to satisfy their payment obligations to us on a timely basis or at all, which could have a material adverse effect on our financial condition and results of operations.
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
As of December 31, 2017, we had U.S. federal net operating loss carryforwards of $720.1 million and state net operating loss carryforwards of $630.7 million, which begin expiring in varying amounts in 2028 and 2024, respectively, if unused. Under Sections 382 and 383 of the Code if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes, such as research tax credits, to offset its post-change income and taxes may be limited. In general, an “ownership change” occurs if there is a cumulative change in our ownership by “5% shareholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. Any such limitations on our ability to use our net operating loss carryforwards and other tax assets could adversely impact our business, financial condition and results of operations.
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
Each of our executive officers, directors and each of our stockholders who beneficially own 5% or more of our outstanding common stock and their affiliates, in the aggregate, beneficially own approximately 46.0% of the outstanding shares of our common stock, based on the number of shares outstanding as of September 30, 2018. As a result, these stockholders, if acting together, will be able to influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. They may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentrated control may have the effect of delaying or preventing a change in control of our company, could deprive our stockholders of an opportunity to receive a premium for their capital stock and might ultimately affect the market price of our common stock.
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
We may issue additional equity securities to raise capital, make acquisitions or for a variety of other purposes. Additional issuances of our stock may be made pursuant to the exercise or conversion of new or existing convertible debt securities, warrants, stock options or other equity incentive awards to new and existing service providers. Any such issuances will result in dilution to existing holders of our stock. We rely on equity-based compensation as an important tool in recruiting and retaining employees. The amount of dilution due to equity-based compensation of our employees and other additional issuances could be substantial.
As an emerging growth company within the meaning of the Securities Act, we will utilize certain modified disclosure requirements, and we cannot be certain if these reduced requirements will make our common stock less attractive to investors.
We are an emerging growth company, and while we remain an emerging growth company, we may choose to take advantage of exemptions from various reporting requirements applicable to other public companies but not to “emerging growth companies.” These exemptions include not being required to have our independent registered public accounting firm audit our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We are currently utilizing the modified disclosure requirements available to emerging growth companies. As a result, our stockholders may not have access to certain information they may deem important. We no longer will be an “emerging growth company” after the earlier of (1) our fiscal year ended December 31, 2018, the date we become a "large accelerated filer" as defined in the Exchange Act, or (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the preceding three-year period.

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

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

10.1+	Key Employee Change in Control and Severance Plan and Summary Plan Description

10.2¥
Consent and First Amendment to Second Amended and Restated Credit Agreement and Third Amendment to Amended and Restated Cash Diversion and Commitment Fee Guaranty dated as of July 18, 2018, among Sunrun Hera Portfolio 2015-A, Sunrun Inc., Investec Bank PLC (as administrative agent, issuing bank and as lender), and each of the additional lenders identified on the signature pages thereto.

10.3¥
Consent and Second Amendment to Second Amended and Restated Credit Agreement and Fourth Amendment to Amended and Restated Cash Diversion and Commitment Fee Guaranty dated as of August 22, 2018, among Sunrun Hera Portfolio 2015-A, LLC, Sunrun Inc., Investec Bank PLC (as administrative agent, issuing bank and as lender) and each of the additional lenders identified on the signature pages thereto.

10.4
Consent and Third Amendment to Amended and Restated Credit Agreement and Sixth Amendment to Cash Diversion and Commitment Fee Guaranty dated as of August 22, 2018, among Sunrun Hera Portfolio 2015-A, LLC, Sunrun Inc., Investec Bank PLC (as administrative agent, issuing bank and as lender) and each of the additional lenders identified on the signature pages thereto.

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

SUNRUN INC.

Date: November 7, 2018	By:	/s/ Lynn Jurich
Lynn Jurich
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Bob Komin
Bob Komin
Chief Financial Officer
(Principal Accounting and Financial Officer)