Form 10-K/A
period 2018-12-31
Sunrun Inc.
filed 2019-03-05
CIK 1469367

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

EXPLANATORY NOTE
This Amendment No. 1 to the Annual Report on Form 10-K of Sunrun Inc. for the year ended December 31, 2018 as filed with the Securities and Exchange Commission on February 28, 2019 (the “Original Form 10-K”), is being filed for the sole purpose of correcting a formatting error during the filing process in which two rows in the table in Note 23, Quarterly Results of Operations (Unaudited) were inadvertently not populated. Those rows are titled “Net (loss) income per share attributable to common stockholders, basic” and “Net (loss) income per share attributable to common stockholders, diluted.”
Except as otherwise expressly noted herein, this Amendment No. 1 does not modify or update in any way the financial position, results of operations, cash flows, or other disclosures in, or exhibits to, the Original Form 10-K, nor does it reflect events occurring after the filing of the Original Form 10-K. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Form 10-K.

PART II
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

Sunrun Inc.
Notes to Consolidated Financial Statements — Continued

Note 22. Related Party Transactions
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

Note 23. Quarterly Results of Operations (Unaudited)
The following table presents selected quarterly results of operations data for the years ended December 31, 2018 and 2017 (in thousands, except per share amounts):

	Three Months Ended
	December 31	September 30	June 30	March 31
2018
Total Revenue	$240,120	$204,960	$170,538	$144,363
Cost of customer agreements and incentives	$65,317	$63,195	$57,769	$54,576
Cost of solar energy systems and product sales	$89,040	$76,179	$64,268	$64,579
Net loss	$(49,515)	$(47,524)	$(71,727)	$(91,420)
Net (loss) income attributable to common stockholders	$(5,888)	$(2,896)	$7,409	$28,032
Net (loss) income per share attributable to common stockholders, basic	$(0.05)	$(0.03)	$0.07	$0.26
Net (loss) income per share attributable to common stockholders, diluted	$(0.05)	$(0.02)	$0.06	$0.25
2017
Total Revenue	$152,265	$144,546	$130,622	$105,109
Cost of customer agreements and incentives	$51,234	$47,299	$45,289	$42,613
Cost of solar energy systems and product sales	$74,174	$69,588	$60,938	$49,431
Net loss	$(56,035)	$(82,815)	$(73,610)	$(75,155)
Net income attributable to common stockholders	$69,254	$28,007	$18,346	$9,882
Net income per share attributable to common stockholders, basic	$0.65	$0.26	$0.17	$0.09
Net income per share attributable to common stockholders, diluted	$0.63	$0.26	$0.17	$0.09

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

†
The certifications attached as Exhibit 32.1 that accompany this Annual Report on Form 10-K/A, are deemed furnished and not filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Sunrun Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Annual Report on Form 10-K/A, irrespective of any general incorporation language contained in such filing.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Sunrun Inc.

Date: March 5, 2019	By:	/s/ Lynn Jurich
Lynn Jurich
Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Bob Komin
Bob Komin
Chief Financial Officer (Principal Accounting and Financial Officer)