Form 10-Q
period 2019-03-31
Sunrun Inc.
filed 2019-05-08
CIK 1469367

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	RUN	Nasdaq Global Select Market

As of May 6, 2019, the number of shares of the registrant’s common stock outstanding was 115,130,399.

Sunrun Inc.
Consolidated Balance Sheets
(In Thousands, Except Share Par Values)
(Unaudited)

	March 31, 2019	December 31, 2018
Assets
Current assets:
Cash	$245,604	$226,625
Restricted cash	64,182	77,626
Accounts receivable (net of allowances for doubtful accounts of $2,282 and $2,228 as of March 31, 2019 and December 31, 2018, respectively)	67,522	66,435
State tax credits receivable	—	2,697
Inventories	76,184	79,467
Prepaid expenses and other current assets	9,568	8,563
Total current assets	463,060	461,413
Restricted cash	148	148
Solar energy systems, net	3,976,504	3,820,017
Property and equipment, net	35,281	34,893
Intangible assets, net	9,195	10,088
Goodwill	87,543	87,543
Other assets	367,951	335,685
Total assets (1)	$4,939,682	$4,749,787
Liabilities and total equity
Current liabilities:
Accounts payable	$105,977	$131,278
Distributions payable to noncontrolling interests and redeemable noncontrolling interests	15,628	15,847
Accrued expenses and other liabilities	103,764	98,636
Deferred revenue, current portion	55,795	47,407
Deferred grants, current portion	7,961	7,885
Finance lease obligations, current portion	9,459	9,193
Non-recourse debt, current portion	26,937	35,484
Pass-through financing obligation, current portion	11,281	26,461
Total current liabilities	336,802	372,191
Deferred revenue, net of current portion	637,666	544,218
Deferred grants, net of current portion	219,583	221,739
Finance lease obligations, net of current portion	10,246	9,992
Recourse debt	239,035	247,000
Non-recourse debt, net of current portion	1,558,250	1,466,438
Pass-through financing obligation, net of current portion	329,501	337,282
Other liabilities	84,068	48,210
Deferred tax liabilities	84,804	93,633
Total liabilities (1)	3,499,955	3,340,703
Commitments and contingencies (Note 15)
Redeemable noncontrolling interests	137,616	126,302
Stockholders’ equity:
Preferred stock, $0.0001 par value—authorized, 200,000 shares as of March 31, 2019 and December 31, 2018; no shares issued and outstanding as of March 31, 2019 and December 31, 2018	—	—
Common stock, $0.0001 par value—authorized, 2,000,000 shares as of March 31, 2019 and December 31, 2018; issued and outstanding, 114,739 and 113,149 shares as of March 31, 2019 and December 31, 2018, respectively	11	11
Additional paid-in capital	730,126	722,429
Accumulated other comprehensive loss	(21,866)	(3,124)
Retained earnings	216,269	229,391
Total stockholders’ equity	924,540	948,707
Noncontrolling interests	377,571	334,075
Total equity	1,302,111	1,282,782
Total liabilities, redeemable noncontrolling interests and total equity	$4,939,682	$4,749,787

1)
The Company’s consolidated assets as of March 31, 2019 and December 31, 2018 include $2,981,910 and $2,905,295, respectively, in assets of variable interest entities (“VIEs”) that can only be used to settle obligations of the VIEs. These assets include solar energy systems, net, as of March 31, 2019 and December 31, 2018 of $2,761,312 and $2,712,377, respectively; cash as of March 31, 2019 and December 31, 2018 of $135,548 and $105,494, respectively; restricted cash as of March 31, 2019 and December 31, 2018 of $969 and $2,071, respectively; accounts receivable, net as of March 31, 2019 and December 31, 2018 of $16,988 and $18,539, respectively; prepaid expenses and other current assets as of March 31, 2019 and December 31, 2018 of $386 and $387, respectively; and other assets as of March 31, 2019 and December 31, 2018 of $66,707 and $66,427, respectively. The Company’s consolidated liabilities as of March 31, 2019 and December 31, 2018 include $701,595 and $660,758, respectively, in liabilities of VIEs whose creditors have no recourse to the Company. These liabilities include accounts payable as of March 31, 2019 and December 31, 2018 of $10,979 and $12,136, respectively; distributions payable to noncontrolling interests and redeemable noncontrolling interests as of March 31, 2019 and December 31, 2018 of $15,545 and $15,797, respectively; accrued expenses and other current liabilities as of March 31, 2019 and December 31, 2018 of $7,315 and $7,122, respectively; deferred revenue as of March 31, 2019 and December 31, 2018 of $438,765 and $396,920, respectively; deferred grants as of March 31, 2019 and December 31, 2018 of $28,964 and $29,229, respectively; non-recourse debt as of March 31, 2019 and December 31, 2018 of $189,294 and $190,711, respectively; and other liabilities as of March 31, 2019 and December 31, 2018 of $10,733 and $8,843, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

Sunrun Inc.
Consolidated Statements of Operations
(In Thousands, Except Per Share Amounts)
(Unaudited)

	Three Months Ended March 31,
	2019	2018
Revenue:
Customer agreements and incentives	$99,850	$66,990
Solar energy systems and product sales	94,654	77,373
Total revenue	194,504	144,363
Operating expenses:
Cost of customer agreements and incentives	69,493	54,576
Cost of solar energy systems and product sales	77,799	64,579
Sales and marketing	55,953	44,079
Research and development	5,474	3,896
General and administrative	29,063	32,893
Amortization of intangible assets	893	1,051
Total operating expenses	238,675	201,074
Loss from operations	(44,171)	(56,711)
Interest expense, net	41,340	28,198
Other expenses (income), net	4,756	(1,692)
Loss before income taxes	(90,267)	(83,217)
Income tax (benefit) expense	(3,361)	8,203
Net loss	(86,906)	(91,420)
Net loss attributable to noncontrolling interests and redeemable noncontrolling interests	(73,044)	(119,452)
Net (loss) income attributable to common stockholders	$(13,862)	$28,032
Net (loss) income per share attributable to common stockholders
Basic	$(0.12)	$0.26
Diluted	$(0.12)	$0.25
Weighted average shares used to compute net (loss) income per share attributable to common stockholders
Basic	113,912	107,449
Diluted	113,912	110,781

The accompanying notes are an integral part of these consolidated financial statements.

Sunrun Inc.
Consolidated Statements of Comprehensive (Loss) Income
(In Thousands)
(Unaudited)

	Three Months Ended March 31,
	2019	2018
Net (loss) income attributable to common stockholders	$(13,862)	$28,032
Other comprehensive (loss) income:
Unrealized (loss) gain on derivatives, net of income taxes	(17,013)	16,171
Interest expense on derivatives recognized into earnings, net of income taxes	(989)	(1,233)
Other comprehensive (loss) income	(18,002)	14,938
Comprehensive (loss) income	$(31,864)	$42,970

Sunrun Inc.
Consolidated Statements of Redeemable Noncontrolling Interests and Stockholders' Equity
(In Thousands)
(Unaudited)

	Three Months Ended March 31, 2018
	Redeemable Noncontrolling Interests	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Stockholders' Equity	Noncontrolling Interests	Total Equity
		Shares	Amount	Shares	Amount
Balance at December 31, 2017	$123,801	—	$—	107,350	$11	$682,950	$(4,113)	$202,734	$881,582	$358,934	$1,240,516
Exercise of stock options	—	—	—	443	—	1,908	—	—	1,908	—	1,908
Issuance of restricted stock units, net of tax withholdings	—	—	—	888	—	(2,484)	—	—	(2,484)	—	(2,484)
Stock-based compensation	—	—	—	—	—	10,703	—	—	10,703	—	10,703
Contributions from noncontrolling interests and redeemable noncontrolling interests	31,103	—	—	—	—	—	—	—	—	112,501	112,501
Distributions to noncontrolling interests and redeemable noncontrolling interests	(2,608)	—	—	—	—	—	—	—	—	(14,206)	(14,206)
Net (loss) income	(18,772)	—	—	—	—	—	—	28,032	28,032	(100,680)	(72,648)
Other comprehensive loss, net of taxes	—	—	—	—	—	—	14,938	—	14,938	—	14,938
Balance - March 31, 2018	$133,524	—	$—	108,681	$11	$693,077	$10,825	$230,766	$934,679	$356,549	$1,291,228

	Three Months Ended March 31, 2019
	Redeemable Noncontrolling Interests	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Stockholders' Equity	Noncontrolling Interests	Total Equity
		Shares	Amount	Shares	Amount
Balance at December 31, 2018	$126,302	—	$—	113,149	$11	$722,429	$(3,124)	$229,391	$948,707	$334,075	$1,282,782
Cumulative effect of adoption of new ASU (No. 2018-02)	—	—	—	—	—	—	(740)	740	—	—	—
Exercise of stock options	—	—	—	1,139	—	4,279	—	—	4,279	—	4,279
Issuance of restricted stock units, net of tax withholdings	—	—	—	451	—	(3,442)	—	—	(3,442)	—	(3,442)
Stock-based compensation	—	—	—	—	—	5,783	—	—	5,783	—	5,783
Contributions from noncontrolling interests and redeemable noncontrolling interests	31,610	—	—	—	—	—	—	—	—	120,539	120,539
Distributions to noncontrolling interests and redeemable noncontrolling interests	(3,126)	—	—	—	—	—	—	—	—	(15,103)	(15,103)
Net (loss) income	(17,170)	—	—	—	—	—	—	(13,862)	(13,862)	(55,874)	(69,736)
Acquisition of noncontrolling interest	—	—	—	—	—	1,077	—	—	1,077	(6,066)	(4,989)
Other comprehensive loss, net of taxes	—	—	—	—	—	—	(18,002)	—	(18,002)	—	(18,002)
Balance - March 31, 2019	$137,616	—	$—	114,739	$11	$730,126	$(21,866)	$216,269	$924,540	$377,571	$1,302,111

Sunrun Inc.
Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Three Months Ended March 31,
	2019	2018
Operating activities:
Net loss	$(86,906)	$(91,420)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization, net of amortization of deferred grants	43,661	36,186
Deferred income taxes	(3,361)	8,203
Stock-based compensation expense	5,783	10,694
Interest on pass-through financing obligations	6,472	3,099
Reduction in pass-through financing obligations	(9,986)	(5,028)
Other noncash losses and expenses	1,489	5,667
Changes in operating assets and liabilities:
Accounts receivable	(147)	6,217
Inventories	3,283	6,525
Prepaid and other assets	(35,868)	(13,323)
Accounts payable	(22,577)	(12,982)
Accrued expenses and other liabilities	7,724	(7,048)
Deferred revenue	101,848	7,456
Net cash provided by (used in) operating activities	11,415	(45,754)
Investing activities:
Payments for the costs of solar energy systems	(198,880)	(163,190)
Purchases of property and equipment	(2,517)	(1,521)
Net cash used in investing activities	(201,397)	(164,711)
Financing activities:
Proceeds from state tax credits, net of recapture	2,604	(49)
Proceeds from issuance of recourse debt	40,000	2,000
Repayment of recourse debt	(47,965)	(2,000)
Proceeds from issuance of non-recourse debt	181,652	95,900
Repayment of non-recourse debt	(99,248)	(7,122)
Payment of debt fees	(2,654)	(3,880)
Proceeds from pass-through financing and other obligations	1,785	1,502
Early repayment of pass-through financing obligation	(7,597)	—
Payment of finance lease obligations	(3,001)	(2,113)
Contributions received from noncontrolling interests and redeemable noncontrolling interests	152,149	143,604
Distributions paid to noncontrolling interests and redeemable noncontrolling interests	(18,447)	(15,263)
Acquisition of noncontrolling interest	(4,600)	—
Proceeds from exercises of stock options, net of withholding taxes paid on restricted stock units	839	(576)
Net cash provided by financing activities	195,517	212,003
Net change in cash and restricted cash	5,535	1,538
Cash and restricted cash, beginning of period	304,399	241,790
Cash and restricted cash, end of period	$309,934	$243,328
Supplemental disclosures of cash flow information
Cash paid for interest	$20,058	$16,446
Cash paid for taxes	$—	$—
Supplemental disclosures of noncash investing and financing activities
Purchases of solar energy systems and property and equipment included in accounts payable and accrued expenses	$24,303	$17,233
Right-of-use assets obtained in exchange for new finance lease liabilities	$3,543	$99

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

Note 2. Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (the "SEC") regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. As such, these unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s annual report on Form 10-K for the year ended December 31, 2018. The results of the three months ended March 31, 2019 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2019 or other future periods.
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
Revenue from external customers for each group of similar products and services is as follows (in thousands):

	Three Months Ended March 31,
	2019	2018
Customer agreements	$78,528	$61,649
Incentives	21,322	5,341
Customer agreements and incentives	99,850	66,990

Solar energy systems	58,436	33,998
Products	36,218	43,375
Solar energy systems and product sales	94,654	77,373
Total revenue	$194,504	$144,363

Revenue from Customer Agreements includes payments by customers for the use of the solar system as well as utility and other rebates assigned by the customer to the Company in the Customer Agreement. Revenue from incentives includes revenue from the sale of investment tax credits ("ITCs") and renewable energy credits (“SRECs”).

Cash and Restricted Cash
Restricted cash represents amounts related to replacement of solar energy system components and obligations under certain financing transactions.
The following table provides a reconciliation of cash and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statement of cash flows. Cash and restricted cash consists of the following (in thousands):

	March 31, 2019	December 31, 2018
Cash	$245,604	$226,625
Restricted cash, current and long-term	64,330	77,774
Total	$309,934	$304,399

Accounts Receivable
Accounts receivable consist of amounts due from customers, as well as state and utility rebates due from government agencies and utility companies. Under Customer Agreements, the customers typically assign incentive rebates to the Company.
The opening balance of Accounts receivable, net was $66.4 million as of December 31, 2017. Accounts receivable, net consists of the following (in thousands):

	March 31, 2019	December 31, 2018
Customer receivables	$64,598	$64,180
Other receivables	2,179	1,466
Rebates receivable	3,027	3,017
Allowance for doubtful accounts	(2,282)	(2,228)
Total	$67,522	$66,435
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

The opening balance of deferred revenue was $564.9 million as of December 31, 2017. Deferred revenue consists of the following (in thousands):

	March 31, 2019	December 31, 2018
Under Customer Agreements:
Payments received	$543,945	$538,926
Financing component balance	39,577	37,801
	583,522	576,727

Under SREC contracts:
Payments received	108,002	12,977
Financing component balance	1,937	1,921
	109,939	14,898

Total	$693,461	$591,625

In the three months ended March 31, 2019 and 2018, the Company recognized revenue of $14.0 million and $12.8 million, respectively, from amounts included in deferred revenue at the beginning of the respective periods. Revenue allocated to remaining performance obligations represents contracted revenue that has not yet been recognized and includes deferred revenue as well as amounts that will be invoiced and recognized as revenue in future periods. Contracted but not yet recognized revenue was approximately $5.6 billion as of March 31, 2019, of which the Company expects to recognize approximately 6% over the next 12 months. The annual recognition is not expected to vary significantly over the next 10 years as the vast majority of existing Customer Agreements have at least 10 years remaining, given that the average age of the Company's fleet of residential solar energy systems under Customer Agreements is less than four years due to the Company being formed in 2007 and having experienced significant growth in the last few years. The annual recognition on these existing contracts will gradually decline over the midpoint of the Customer Agreements over the following 10 years as the typical 20 or 25-year initial term expires on individual Customer Agreements. During the three months ended March 31, 2019, deferred revenue increased by $95.5 million arising from a sale of the right to SRECs to be generated over the next 10 - 15 years by a group of solar energy systems. In connection with the sale, the Company repaid debt previously drawn against the rights to these SRECs.
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

Customer agreements and incentives
Customer agreements and incentives revenue is primarily comprised of revenue from Customer Agreements in which the Company provides continuous access to a functioning solar system and revenue from the sales of ITCs and SRECs generated by the Company’s solar energy systems to third parties.
The Company begins to recognize revenue on Customer Agreements when permission to operate ("PTO") is given by the local utility company or on the date daily operation commences if utility approval is not required. Revenue recognition does not necessarily follow the receipt of cash. The Company recognizes revenue evenly over the time that it satisfies its performance obligations over the initial term of the Customer Agreements. Customer Agreements typically have an initial term of 20 or 25 years. After the initial contract term, the Company's Customer Agreements typically automatically renew on an annual basis and the rate is initially set at up to a 10% discount to then-prevailing power prices.
SREC revenue arises from the sale of environmental credits generated by solar energy systems and is generally recognized upon delivery of the SRECs to the counterparty. For pass-through financing obligation Funds, the value attributable to the monetization of ITCs is recognized in the period a solar system is granted PTO - see Note 10, Pass-through Financing Obligations.
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
Solar energy systems and product sales
For solar energy systems sold to customers, the Company recognizes revenue when the solar energy system passes inspection by the authority having jurisdiction. The Company’s installation projects are typically completed in less than 12 months.
Product sales consist of solar panels, racking systems, inverters, other solar energy products sold to resellers and customer leads. Product sales revenue is recognized upon shipment, which is at the time control is transferred. Customer lead revenue is recognized at the time the lead is delivered.
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
Recently Issued and Adopted Accounting Standards
Accounting standards adopted January 1, 2019:
In February 2018, the FASB issued Accounting Standards Update ("ASU") No. 2018-02, Income Statement -- Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which allows companies to reclassify stranded tax effects resulting from the Tax Cuts and Jobs Act from accumulated other comprehensive income to retained earnings. The Company adopted ASU No. 2018-02 effective January 1, 2019, resulting in a current period adjustment of $0.7 million for the reclassification, as reflected in its consolidated statement of redeemable noncontrolling interests and stockholders' equity. The Company uses the aggregate portfolio approach when reclassing stranded tax effects from accumulated other comprehensive income.
In June 2018, the FASB issued ASU No. 2018-07, Compensation -- Stock Compensation (Topic 718), Improvements to Nonemployee Share-Based Payment Accounting, which aligns the accounting for share-based payment awards issued to employees and nonemployees; however, this amendment does not apply to instruments issued in a financing transaction nor to equity instruments granted to a customer under a contract in the scope of Topic 606. Under this new amendment, equity-classified nonemployee share-based payments are measured at the grant-date fair value and recognized based on the probable outcome of the performance conditions. The Company adopted ASU No. 2018-07 effective January 1, 2019, and there was no material impact to its consolidated financial statements.
In July 2018, the FASB issued ASU No. 2018-09, Codification Improvements. This amendment makes changes to a variety of topics to clarify, correct errors in, or make minor improvements to the Accounting Standards Codification. The Company adopted ASU No. 2018-09 effective January 1, 2019, and there was no material impact to its consolidated financial statements.
In August 2018, the SEC adopted a Disclosure Update and Simplification release, which outlines Regulation S-X amendments to eliminate outdated or duplicative disclosure requirements. The final rule also amends the interim financial statement requirements to require a reconciliation of changes in stockholders’ equity in the notes or as a separate statement. These amendments are effective for all filings made 30 days after the amendments are published in the Federal Register, which was on October 4, 2018. The SEC announced that it would not object if the first presentation of the changes in stockholders’ equity for a calendar year end filer were made in the Company’s March 31, 2019 Form 10-Q. Effective with this interim report on Form 10-Q, the Company is now presenting consolidated statements of redeemable noncontrolling interests and stockholders' equity.
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

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework--Changes to the Disclosure Requirements for Fair Value Measurement, which modifies the disclosure requirements on fair value measurements as part of its disclosure framework project. Under this amendment, entities will no longer be required to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy. However, for Level 3 fair value measurements, disclosures around the range and weighted average used to develop significant unobservable inputs will be required. This ASU is effective for fiscal periods beginning after December 15, 2019. The Company is currently evaluating this guidance and the impact it may have on the Company's consolidated financial statements and disclosures.
In August 2018, the FASB issued ASU No. 2018-15, Intangibles--Goodwill and Other--Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, which requires a customer in a cloud computing arrangement that is a service contract to follow the internal-use software guidance in Topic 350, Intangibles--Goodwill and Other, to determine which implementation costs to capitalize as assets or expense as incurred. This ASU is effective for annual reporting periods, and interim periods within those years, beginning after December 15, 2019, and can be applied either prospectively to implementation costs incurred after the date of adoption or retrospectively to all arrangements. The Company is currently evaluating this guidance and the impact it may have on the Company's consolidated financial statements.
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

Note 3. Fair Value Measurement
At March 31, 2019 and December 31, 2018, the carrying value of receivables, accounts payable, accrued expenses and distributions payable to noncontrolling interests approximates fair value due to their short-term nature and falls under the Level 2 hierarchy. The carrying values and fair values of debt instruments are as follows (in thousands):

	March 31, 2019		December 31, 2018
	Carrying Value	Fair Value	Carrying Value	Fair Value
Bank line of credit	$239,035	$239,035	$247,000	$247,000
Senior debt	913,787	913,710	828,517	828,309
Subordinated debt	278,910	284,887	273,337	272,937
Securitization debt	392,490	406,818	400,068	394,756
Total	$1,824,222	$1,844,450	$1,748,922	$1,743,002
At March 31, 2019 and December 31, 2018, the fair value of the Company’s lines of credit, and certain senior, subordinated and SREC loans approximate their carrying values because their interest rates are variable rates that approximate rates currently available to the Company. At March 31, 2019 and December 31, 2018, the fair value of the Company’s other debt instruments are based on rates currently offered for debt with similar maturities and terms. The Company’s fair value of the debt instruments fell under the Level 2 hierarchy. These valuation approaches involve some level of management estimation and judgment, the degree of which is dependent on the price transparency for the instruments or market.
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

At March 31, 2019 and December 31, 2018, financial instruments measured at fair value on a recurring basis, based upon the fair value hierarchy, are as follows (in thousands):

	March 31, 2019
	Level 1	Level 2	Level 3	Total
Derivative assets:
Interest rate swaps	$—	$590	$—	$590
Total	$—	$590	$—	$590
Derivative liabilities:
Interest rate swaps	$—	$28,314	$—	$28,314
Total	$—	$28,314	$—	$28,314

	December 31, 2018
	Level 1	Level 2	Level 3	Total
Derivative assets:
Interest rate swaps	$—	$6,958	$—	$6,958
Total	$—	$6,958	$—	$6,958
Derivative liabilities:
Interest rate swaps	$—	$11,910	$—	$11,910
Total	$—	$11,910	$—	$11,910

Note 4. Inventories
Inventories consist of the following (in thousands):

	March 31, 2019	December 31, 2018
Raw materials	$65,598	$64,256
Work-in-process	10,586	15,211
Total	$76,184	$79,467

Note 5. Solar Energy Systems, net
Solar energy systems, net consists of the following (in thousands):

	March 31, 2019	December 31, 2018
Solar energy system equipment costs	$4,012,116	$3,823,853
Inverters	416,088	396,054
Total solar energy systems	4,428,204	4,219,907
Accumulated depreciation and amortization	(575,094)	(535,891)
Construction-in-progress	123,394	136,001
Total solar energy systems, net	$3,976,504	$3,820,017
All solar energy systems, including construction-in-progress, have been leased to or are subject to signed Customer Agreements with customers. The Company recorded depreciation expense related to solar energy systems of $39.4 million and $32.4 million for the three months ended March 31, 2019 and 2018, respectively. The depreciation expense was reduced by the amortization of deferred grants of $2.0 million and $1.9 million for the three months ended March 31, 2019 and 2018, respectively.

Note 6. Other Assets
Other assets consist of the following (in thousands):

	March 31, 2019	December 31, 2018
Costs to obtain contracts- customer agreements	$232,567	$219,307
Costs to obtain contracts- incentives	2,481	—
Accumulated amortization of costs to obtain contracts	(27,641)	(24,992)
Unbilled receivables	90,578	81,703
Operating lease right-of-use assets	38,051	20,257
Other assets	31,915	39,410
Total	$367,951	$335,685
The Company recorded amortization of costs to obtain contracts of $2.7 million and $1.9 million for the three months ended March 31, 2019 and 2018, respectively, in Sales and marketing in the consolidated statements of operations.

The majority of unbilled receivables arise from fixed price escalators included in the Company's long-term Customer Agreements.  The escalator is included in calculating the total estimated transaction value for an individual Customer Agreement.  The total estimated transaction value is then recognized evenly over the term of the Customer Agreement.  The amount of unbilled receivables increases while current period billings for an individual Customer Agreement are less than the current period revenue recognized for that Customer Agreement.  Conversely, the amount of unbilled receivables decreases when the actual current period billings become higher than the current period revenue recognized. At the end of the initial term of a Customer Agreement, the cumulative amounts recognized as revenue and billed to date are the same, therefore the unbilled receivable balance for an individual Customer Agreement will be zero.

Note 7. Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consist of the following (in thousands):

	March 31, 2019	December 31, 2018
Accrued employee compensation	$35,393	$39,738
Operating lease obligations	9,462	7,857
Accrued interest	12,942	8,436
Accrued professional fees	12,185	9,199
Other accrued expenses	33,782	33,406
Total	$103,764	$98,636

Note 8. Indebtedness
As of March 31, 2019, debt consisted of the following (in thousands, except percentages):

	Carrying Values, net of debt discount			Unused Borrowing Capacity	Interest Rate (1)	Maturity Date
	Current	Long Term	Total
Recourse debt:
Bank line of credit	$—	$239,035	$239,035	$—	5.59% - 5.90%	April 2020
Total recourse debt	—	239,035	239,035	—

Non-recourse debt:
Senior	12,679	901,108	913,787	—	4.50% - 5.49%	September 2020 - October 2024
Subordinated	5,715	273,195	278,910	—	7.03% - 10.00%	September 2020 - January 2030
Securitization Class A	8,072	374,875	382,947	—	4.40% - 5.31%	July 2024 - April 2049
Securitization Class B	471	9,072	9,543	—	5.38%	July 2024
Total non-recourse debt	26,937	1,558,250	1,585,187	—
Total debt	$26,937	$1,797,285	$1,824,222	$—

(1)	Reflects contractual, unhedged rates. See Note 9, Derivatives for hedge rates.
As of December 31, 2018, debt consisted of the following (in thousands, except percentages):

	Carrying Values, net of debt discount			Unused Borrowing Capacity	Interest Rate (1)	Maturity Date
	Current	Long Term	Total
Recourse debt:
Bank line of credit	$—	$247,000	$247,000	$406	5.45% - 5.77%	April 2020
Total recourse debt	—	247,000	247,000	406

Non-recourse debt:
Senior	19,070	809,447	828,517	—	4.50% - 5.54%	September 2020 - October 2024
Subordinated	5,824	267,513	273,337	—	7.03% - 10.00%	September 2020 - January 2030
Securitization Class A	10,125	380,299	390,424	—	4.40% - 5.31%	July 2024 - April 2049
Securitization Class B	465	9,179	9,644	—	5.38%	July 2024
Total non-recourse debt	35,484	1,466,438	1,501,922	—
Total debt	$35,484	$1,713,438	$1,748,922	$406

(1)	Reflects contractual, unhedged rates. See Note 9, Derivatives for hedge rates.
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
Under the terms of the working capital facility, the Company is required to meet various restrictive covenants, such as the completion and presentation of audited consolidated financial statements, maintaining a minimum unencumbered liquidity of at least $25 million at the end of each calendar month, maintaining quarter end liquidity of at least $30 million, and maintaining a minimum interest coverage ratio of 3.00 or greater, measured quarterly as of the last day of each quarter. The Company was in compliance with all debt covenants as of March 31, 2019. As of March 31, 2019, the balance under this facility was $239.0 million with a maturity date in April 2020. Although there is no assurance that the Company will be able to do so, the Company believes that it is probable that it will be able to extend or otherwise refinance the facility prior to maturity.

Senior and Subordinated
Each of the Company's senior and subordinated debt facilities contains customary covenants including the requirement to maintain certain financial measurements and provide lender reporting. Each of the senior and subordinated debt facilities also contain certain provisions in the event of default that entitle lenders to take certain actions including acceleration of amounts due under the facilities and acquisition of membership interests and assets that are pledged to the lenders under the terms of the senior and subordinated debt facilities. The facilities are non-recourse to the Company and are secured by net cash flows from Customer Agreements less certain operating, maintenance and other expenses that are available to the borrower after distributions to tax equity investors, where applicable. The Company was in compliance with all debt covenants as of March 31, 2019.
As of March 31, 2019, certain subsidiaries of the Company have an outstanding balance of $281.8 million on secured credit facilities that were syndicated with various lenders due in October 2024. The credit facilities totaled $303.0 million and consisted of $293.0 million in term loans, and a $10.0 million revolving debt service reserve letter of credit facility. Term Loan A ("TLA") is a senior delayed draw term loan that bears interest at LIBOR +2.75% per annum for LIBOR loans or the Base Rate +1.75% per annum on Base Rate loans. Term Loan B ("TLB") is subordinated debt and consists of a Class A portion which accrues interest at a fixed interest rate of 7.03% per annum and a Class B portion which accrues interest at LIBOR +5.00% per annum or the Base Rate +4.00% per annum. The Base Rate is the highest of the Federal Funds Rate +0.50%, the Prime Rate, or LIBOR +1.00%. Under TLA, prepayments are permitted with no penalties.  Under TLB, prepayments are permitted with associated penalties ranging from 0% - 5% depending on the timing of prepayments.
As of March 31, 2019, certain subsidiaries of the Company have an outstanding balance of $183.8 million on senior secured credit facilities that were syndicated with various lenders due in April 2024. These facilities are subject to the National Grid project equity transaction. The credit facilities totaled $202.0 million and consisted of a $195.0 million senior delayed draw term loan facility and a $7.0 million revolving debt service reserve letter of credit facility. Loans under the facility bear interest at LIBOR +2.25% per annum, for the initial four-year period for LIBOR loans or the Base Rate +1.25% per annum for Base Rate Loans. The Base Rate is the highest of the Federal Funds Rate +0.50%, the Prime Rate, or LIBOR +1.00%. The facilities are non-recourse to the Company and are secured by net cash flows from Customer Agreements and SRECs, less certain operating, maintenance and other expenses that are available to the borrower after distributions to tax equity investors. Prepayments are permitted under the delayed draw term loan facility.
As of March 31, 2019, certain subsidiaries of the Company have an outstanding balance of $362.6 million on secured credit facilities agreements, as amended, with a syndicate of banks due in March 2023. The facilities totaled $595.0 million and consisted of a revolving aggregation facility (“Aggregation Facility”), a term loan ("Term Loan") and a revolving debt service reserve letter of credit facility. Senior loans under the Aggregation Facility bear interest at LIBOR +2.50% per annum for the initial three-year revolving availability period, stepping up to LIBOR +2.75% per annum in the following two-year period. The subordinated Term Loan bears interest at LIBOR +5.00% per annum for the first three-year period, stepping up to LIBOR +6.50% per annum thereafter. Term Loan prepayment penalties range from 0% - 1% depending on the timing of prepayments.
As of March 31, 2019, a subsidiary of the Company has an outstanding balance of $210.2 million on a revolving loan facility due in September 2020.The facility is secured by the assets and related net cash flow of this subsidiary and is non-recourse to the Company's other assets. Loans under the facility bear interest at LIBOR +2.75% per annum for the senior secured loan, and LIBOR +5.50% per annum for the subordinated loan.
As of March 31, 2019, a subsidiary of the Company has an outstanding balance of $20.0 million on a term loan due in April 2022. The loan is secured by the assets and related net cash flow of this subsidiary and is non-recourse to the Company’s other assets. Loans under this facility bear interest at 4.50% per annum.
As of March 31, 2019, a subsidiary of the Company has an outstanding balance of $16.1 million on a secured, non-recourse loan agreement due in September 2022. The loan will be repaid through cash flows from a pass-through financing obligation arrangement previously entered into by the Company. The loan agreement contains customary covenants including the requirement to maintain certain financial measurements and provide lender reporting. The loan also contains certain provisions in the event of default that entitles the lender to take certain actions including acceleration of amounts due under the loan. Loans under this facility bear interest at LIBOR +2.25% per annum.

As of March 31, 2019, a subsidiary of the Company has an outstanding balance of $118.2 million on a term loan due in January 2030. The loan is secured by the assets and related net cash flow of this subsidiary and is non-recourse to the Company’s other assets. Loans under this facility bear interest at 10.00% per annum.
Securitization Loans
Each of the Company's securitized loans contains customary covenants including the requirement to provide reporting to the indenture trustee and ratings agencies. Each of the securitized loans also contain certain provisions in the event of default which entitle the indenture trustee to take certain actions including acceleration of amounts due under the facilities and acquisition of membership interests and assets that are pledged to the lenders under the terms of the securitized loans. The facilities are non-recourse to the Company and are secured by net cash flows from Customer Agreements less certain operating, maintenance and other expenses that are available to the borrower after distributions to tax equity investors, where applicable. The Company was in compliance with all debt covenants as of March 31, 2019.
As of March 31, 2019, a subsidiary of the Company has an outstanding balance of $89.1 million on solar asset-backed notes ("Notes") secured by associated customer contracts (“Solar Assets”) held by a special purpose entity (“Issuer”). As of March 31, 2019 and December 31, 2018, these Solar Assets had a carrying value of $162.7 million and $164.7 million, respectively, and are included under solar energy systems, net, in the consolidated balance sheets. The Notes were issued at a discount of 0.08%
As of March 31, 2019, a subsidiary of the Company has an outstanding balance of $303.4 million on solar asset-backed notes secured by net cash flows from Customer Agreements less certain operating, maintenance and other expenses that are available to the issuer after distributions to tax equity investors. The Notes were issued at a discount of 1.47%. The assets and cash flows generated by the Solar Assets are not available to the other creditors of the Company, and the creditors of the Issuer, including the Note holders, have no recourse to the Company's other assets.

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
The interest rate swaps have been designated as cash flow hedges. The credit risk adjustment associated with these swaps is the risk of non-performance by the counterparties to the contracts. In the three months ended March 31, 2019, the hedge relationships on the Company’s interest rate swaps have been assessed as highly effective as the critical terms of the interest rate swaps match the critical terms of the underlying forecasted hedged transactions. Accordingly, changes in the fair value of these derivatives are recorded as a component of accumulated other comprehensive income, net of income taxes. Changes in the fair value of these derivatives are subsequently reclassified into earnings, and are included in interest expense, net in the Company’s statements of operations, in the period that the hedged forecasted transactions affects earnings.

The following table summarizes the post-tax amount of unrealized gain or loss recognized in Accumulated other comprehensive income (loss) ("OCI") in the consolidated statements of redeemable noncontrolling interests and stockholders' equity (in thousands):

	Three Months Ended March 31,
	2019	2018
Derivatives designated as cash flow hedges:
Loss in OCI at the beginning of the period	$(3,124)	$(4,113)
Unrealized (loss) gain recognized in OCI	(17,013)	16,171
Amount reclassified from OCI to earnings	(989)	(1,233)
Net (loss) gain on derivatives (net of tax effect of $6,093 and $5,134)	(18,002)	14,938
Cumulative effect of adoption of new ASU (No. 2018-02)	(740)	—
(Loss) gain in OCI at the end of the period	(21,866)	10,825

During the next 12 months, the Company expects to reclassify $0.1 million of net gains on derivative instruments from accumulated other comprehensive income to earnings. There were no undesignated derivative instruments recorded by the Company as of March 31, 2019.
The Company’s master netting and other similar arrangements allow net settlements under certain conditions. When those conditions are met, the Company presents derivatives at net fair value. As of March 31, 2019 the information related to these offsetting arrangements were as follows (in thousands):

Instrument Description	Gross Amounts of Recognized Assets / Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets / Liabilities Included in the Consolidated Balance Sheet
Assets:
Derivatives	$590	$(276)	$314

Liabilities:
Derivatives	(28,314)	276	(28,038)
Total	$(27,724)	$—	$(27,724)

As of December 31, 2018 the information related to these offsetting arrangements were as follows (in thousands):

Instrument Description	Gross Amounts of Recognized Assets / Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets / Liabilities Included in the Consolidated Balance Sheet
Assets:
Derivatives	$6,958	$(1,605)	$5,353

Liabilities:
Derivatives	(11,910)	1,605	(10,305)
Total	$(4,952)	$—	$(4,952)
At March 31, 2019, the Company had the following derivative instruments (dollars in thousands):

Type	Quantity	Effective Dates	Maturity Dates	Hedge Interest Rates	Notional Amount	Adjusted Net Fair Market Value
Interest rate swap	1	5/21/2018	9/20/2020	2.69%	$80,500	$(437)
Interest rate swap	1	4/29/2016	8/31/2022	1.27%- 1.29%	13,179	314
Interest rate swaps	8	7/31/2017 - 1/31/2018	4/30/2024 - 10/20/2024	2.16%- 2.39%	283,160	(384)
Interest rate swaps	3	4/30/2021	10/30/2026 - 10/31/2026	2.89% - 3.08%	102,720	(3,631)
Interest rate swap	1	10/22/2018	9/20/2027	2.97%	30,023	(1,011)
Interest rate swaps	2	4/22/2019 - 9/20/2020	3/20/2030 - 6/20/2030	2.22% - 2.57%	160,401	(1,177)
Interest rate swap	1	9/20/2020	1/20/2031	2.61%	9,899	(332)
Interest rate swaps	3	1/31/2020	4/30/2034	2.78%	200,000	(6,545)
Interest rate swaps	5	7/31/2017 - 4/30/2024	7/31/2035	2.56% - 2.95%	151,610	(2,197)
Interest rate swaps	5	1/31/2018 - 10/18/2024	10/31/2036	2.62% - 2.95%	183,398	(2,710)
Interest rate swaps	3	1/31/2019 - 4/30/2021	4/30/2037	3.28% - 3.30%	100,000	(7,099)
Interest rate swaps	3	10/30/2026 - 10/31/2026	1/31/2038	3.01% - 3.16%	101,135	(2,515)
Total					$1,416,025	$(27,724)

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
Under these financing obligation arrangements, wholly owned subsidiaries of the Company finance the cost of solar energy systems with investors for an initial term of typically 20 or 22 years. The solar energy systems are subject to Customer Agreements with an initial term of typically 20 or 25 years that automatically renew on an annual basis. These solar energy systems are reported under the line item solar energy systems, net in the consolidated balance sheets. As of March 31, 2019 and December 31, 2018, the cost of the solar energy systems placed in service under the financing obligation arrangements was $656.5 million and $664.1 million, respectively. The accumulated depreciation related to these assets as of March 31, 2019 and December 31, 2018 was $79.8 million and $82.1 million, respectively.

The investors make a series of large up-front payments and, in certain cases, subsequent smaller quarterly payments (lease payments) to the subsidiaries of the Company. The Company accounts for the payments received from the investors under the financing obligation arrangements as borrowings by recording the proceeds received as financing obligations on its consolidated balance sheets, and cash provided by financing activities in its consolidated statement of cash flows. These financing obligations are reduced over a period of approximately 22 years by customer payments under the Customer Agreements, U.S. Treasury grants (where applicable), incentive rebates (where applicable) and proceeds from the contracted resale of SRECs as they are received by the investor. In addition, funds paid for the ITC value upfront are initially recorded as a refund liability and recognized as revenue as the associated solar system reaches PTO. The ITC value is reflected in the cash provided by operations on the consolidated statement of cash flows. The Company accounts for the Customer Agreements and any related U.S. Treasury grants or incentive rebates as well as the resale of SRECs consistent with the Company’s revenue recognition accounting policies as described in Note 2, Summary of Significant Accounting Policies.
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
During the three months ended March 31, 2019, the Company made an early repayment of one of its financing obligations for $11.7 million, which resulted in a debt extinguishment expense of $4.4 million.

Note 11. VIE Arrangements
The Company consolidated various VIEs at March 31, 2019 and December 31, 2018. The carrying amounts and classification of the VIEs’ assets and liabilities included in the consolidated balance sheets are as follows (in thousands):

	March 31, 2019	December 31, 2018
Assets
Current assets
Cash	$135,548	$105,494
Restricted cash	969	2,071
Accounts receivable, net	16,988	18,539
Prepaid expenses and other current assets	386	387
Total current assets	153,891	126,491
Solar energy systems, net	2,761,312	2,712,377
Other assets	66,707	66,427
Total assets	$2,981,910	$2,905,295
Liabilities
Current liabilities
Accounts payable	$10,979	$12,136
Distributions payable to noncontrolling interests and redeemable noncontrolling interests	15,545	15,797
Accrued expenses and other liabilities	7,315	7,122
Deferred revenue, current portion	33,504	29,102
Deferred grants, current portion	982	982
Non-recourse debt, current portion	4,336	4,217
Total current liabilities	72,661	69,356
Deferred revenue, net of current portion	405,261	367,818
Deferred grants, net of current portion	27,982	28,247
Non-recourse debt, net of current portion	184,958	186,494
Other liabilities	10,733	8,843
Total liabilities	$701,595	$660,758
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
The Company holds certain variable interests in nonconsolidated VIEs established as a result of six pass-through Fund arrangements as further explained in Note 10, Pass-through Financing Obligations. The Company does not have material exposure to losses as a result of its involvement with the VIEs in excess of the amount of the pass-through financing obligation recorded in the Company’s consolidated financial statements. The Company is not considered the primary beneficiary of these VIEs.
During the three months ended March 31, 2019, the Company acquired an investor's interest in a consolidated VIE for total cash consideration of $4.6 million. This transaction increased the Company's additional paid-in-capital, net of the related tax impact, by $1.1 million.

Note 12. Redeemable Noncontrolling Interests and Equity
During certain specified periods of time (the “Early Exit Periods”), noncontrolling interests in certain funding arrangements have the right to put all of their membership interests to the Company (the “Put Provisions”). During a specific period of time (the “Call Periods”), the Company has the right to call all membership units of the related redeemable noncontrolling interests.
The carrying value of redeemable noncontrolling interests was greater than the redemption value except for seven and six Funds at March 31, 2019 and December 31, 2018, respectively, where the carrying value has been adjusted to the redemption value.

Note 13. Stock-Based Compensation
Stock Options
The following table summarizes the activity for all stock options under all of the Company’s equity incentive plans for the three months ended March 31, 2019 (shares and aggregate intrinsic value in thousands):

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2018	13,590	$6.07	6.63	$66,462
Granted	1,064	14.57
Exercised	(1,139)	3.86
Cancelled	(17)	10.30
Outstanding at March 31, 2019	13,498	$6.92	6.71	$97,127

Options vested and exercisable at March 31, 2019	8,154	$6.21	5.67	$64,261
Restricted Stock Units
The following table summarizes the activity for all restricted stock units (“RSUs”) under all of the Company’s equity incentive plans for the three months ended March 31, 2019 (shares in thousands):

	Number of Awards	Weighted Average Grant Date Fair Value
Unvested balance at December 31, 2018	4,182	$7.05
Granted	1,524	14.42
Issued	(451)	6.75
Cancelled / forfeited	(295)	7.20
Unvested balance at March 31, 2019	4,960	$9.33
Employee Stock Purchase Plan
Under the Company's 2015 Employee Stock Purchase Plan ("ESPP"), as amended in May 2017, eligible employees are offered shares bi-annually through a 24-month offering period that encompasses four six-month purchase periods. Each purchase period begins on the first trading day on or after May 15 and November 15 of each year. Employees may purchase a limited number of shares of the Company’s common stock via regular payroll deductions at a discount of 15% of the lower of the fair market value of the Company’s common stock on the first trading date of each offering period or on the exercise date. Employees may deduct up to 15% of payroll, with a cap of $25,000 of fair market value of shares in any calendar year and 10,000 shares per employee per purchase period.

Stock-Based Compensation Expense
The Company recognized stock-based compensation expense, including ESPP expenses, in the consolidated statements of operations as follows (in thousands):

	Three Months Ended March 31,
	2019	2018
Cost of customer agreements and incentives	$632	$611
Cost of solar energy systems and product sales	167	170
Sales and marketing	1,128	4,150
Research and development	336	295
General and administration	3,520	5,468
Total	$5,783	$10,694

In August 2017, the Company entered into an agreement with an affiliate ("Contractor") of Comcast Corporation ("Comcast") whereby Contractor will receive lead or sales fees for new customers it brings to the Company over a 40-month term. Comcast may also earn a warrant to purchase up to 11,793,355 shares of the Company's outstanding common stock, at an exercise price of $0.01 per warrant share. The warrant initially vests 50.05% when both (i) Contractor has earned a lead or sales fee with respect to 30,000 of installed solar energy systems, and (ii) Contractor or its affiliates have spent at least $10.0 million in marketing and sales in connection with the agreement. Thereafter, the warrant will vest in five additional increments for each additional 6,000 installed solar energy systems. On November 7, 2018 the warrant vesting schedule was modified so that it will initially vest either (i) as to 10.0% if Contractor has earned a lead or sales fee with respect to 6,000 of installed solar energy systems by September 30, 2019 or (ii) as to 13.3% if Contractor has earned a lead or sales fee with respect to 8,000 of installed solar energy systems by December 31, 2019, provided that, in either case, Contractor or its affiliates have spent at least $25.0 million in marketing and sales in connection with the agreement.  Thereafter, the warrant will vest in additional 8.3% increments for each additional 5,000 installed solar energy systems.  If the initial vesting conditions have not been met by December 31, 2019, the Warrant will expire.  As of May 8, 2019, none of the shares under this amended warrant have vested and, therefore, no expense has been recognized to date.

Note 14. Income Taxes
The income tax expense rate for the three months ended March 31, 2019 and 2018 was 3.7% and (9.9)%, respectively. The differences between the actual consolidated effective income tax rate and the U.S. federal statutory rate were primarily attributable to an increase in valuation allowance on deferred tax assets and the allocation of losses on noncontrolling interests and redeemable noncontrolling interests.
The Company sells solar energy systems to investment Funds. As the investment Funds are consolidated by the Company, the gain on the sale of the assets has been eliminated in the consolidated financial statements, however gains on sale are recognized for tax purposes.
Tax Cuts and Jobs Act
On December 22, 2017, the U.S, government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). While the Company has fully accounted for the impact of the Tax Act, it will continue to monitor additional clarification and guidance from the IRS, including guidance related to Section 451(c) income recognition that could lead to the Company utilizing a portion of its net operating losses.
Uncertain Tax Positions

As of March 31, 2019 and December 31, 2018, the Company had $0.6 million of unrecognized tax benefits related to an acquisition in 2015. In addition, there was $0.2 million of interest and penalties for uncertain tax positions as of March 31, 2019 and December 31, 2018. Due to the expiration of federal and California statute of limitations, the Company expects the total amount of gross unrecognized tax benefits will decrease by $0.5 million within 12 months of March 31, 2019.

Net Operating Loss Carryforwards
As a result of the Company’s net operating loss carryforwards as of March 31, 2019 and December 31, 2018, the Company does not expect to pay income tax, including in connection with its income tax provision for the three months ended March 31, 2019. As of December 31, 2018, the Company had net operating loss carryforwards for federal, California, and other state income tax purposes of approximately $1.1 billion, $572.2 million, 535.8 million, respectively, which will begin to expire in the year 2028, 2028, and 2024, respectively, if not utilized. The Company does not expect to pay any income taxes until the Company's net operating losses are fully utilized. Federal and certain state net operating loss carryforwards generated in tax years beginning after December 31, 2017 have indefinite carryover periods and do not expire, but are limited to the amount that can be utilized in any one year.

Note 15. Commitments and Contingencies
Letters of Credit
As of March 31, 2019 and December 31, 2018, the Company had $14.4 million and $9.7 million, respectively, of unused letters of credit outstanding, which carry fees of 2.75% - 3.25% per annum and 2.50% - 3.25% per annum, respectively.
Operating and Finance Leases
The Company leases real estate under non-cancellable-operating leases and equipment under finance leases.
The components of lease expense were as follows (in thousands):

	Three Months Ended March 31,
	2019	2018
Finance lease cost:
Amortization of right-of-use assets	$3,484	$2,634
Interest on lease liabilities	239	119
Operating lease cost	2,879	2,629
Short-term lease cost	524	201
Variable lease cost	877	777
Sublease income	(156)	(106)
Total lease cost	$7,847	$6,254

Other information related to leases was as follows (in thousands):

	Three Months Ended March 31,
	2019	2018
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$2,567	$2,600
Operating cash flows from finance leases	201	109
Financing cash flows from finance leases	3,060	2,159
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	20,395	1,117
Finance leases	3,566	99
Weighted average remaining lease term (years):
Operating leases	5.55	3.89
Finance leases	2.90	1.87
Weighted average discount rate:
Operating leases	5.2%	4.1%
Finance leases	4.3%	3.1%
Future minimum lease payments under non-cancellable leases as of March 31, 2019 were as follows (in thousands):

	Operating Leases	Sublease Income	Net Operating Leases	Finance Leases
2019	$11,952	$777	$11,175	$10,060
2020	11,878	791	11,087	5,453
2021	10,538	439	10,099	3,587
2022	9,101	—	9,101	1,568
2023	8,189	—	8,189	60
Thereafter	10,677	—	10,677	49
Total future lease payments	62,335	2,007	60,328	20,777
Less: Amount representing interest	6,200	—	6,200	1,072
Present value of future payments	56,135	2,007	54,128	19,705
Less: Short term leases not recorded as a liability	11,761	—	11,761	—
Less: Tenant incentives	3,186	—	3,186	—
Revised Present value of future payments	41,188	2,007	39,181	19,705
Less: Current portion	9,462	—	9,462	9,459
Long-term portion	$31,726	$2,007	$29,719	$10,246
During the three months ended March 31, 2019, the Company entered into two non-cancellable operating lease agreements over the next five to seven years for corporate office space in San Francisco, California, and Denver, Colorado, to replace existing office space whose lease terms expire in 2019.
Purchase Commitment
The Company entered into purchase commitments, which have the ability to be canceled without significant penalties, with multiple suppliers to purchase $60.6 million of photovoltaic modules and inverters by the end of 2019.

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
On November 20, 2015, a putative class action captioned Slovin et al. v. Sunrun Inc. and Clean Energy Experts, LLC, Case No. 4:15-cv-05340, was filed in the United States District Court, Northern District of California. The complaint generally alleged violations of the Telephone Consumer Protection Act (the “TCPA”) on behalf of an individual and putative classes of persons alleged to be similarly situated. Plaintiffs filed a First Amended Complaint on December 2, 2015, and a Second Amended Complaint on March 25, 2016, also asserting individual and putative class claims under the TCPA. By Order entered on April 28, 2016, the Court granted the Company’s motion to strike the class allegations set forth in the Second Amended Complaint, and granted leave to amend. Plaintiffs filed a Third Amended Complaint on July 12, 2016 asserting individual and putative class claims under the TCPA. On October 12, 2016, the Court denied the Company’s motion to again strike the class allegations set forth in the Third Amended Complaint. On October 3, 2017, plaintiffs filed a motion for leave to file a Fourth Amended Complaint, seeking to, among other things, revise the definitions of the classes that plaintiffs seek to represent. In each iteration of their complaint, plaintiffs seek statutory damages, equitable and injunctive relief, and attorneys’ fees and costs, on behalf of themselves and the absent classes. On April 12, 2018, the Company and plaintiffs advised the Court that they reached a settlement in principle, and the Court vacated all deadlines relating to the motion for class certification. On September 27, 2018, Plaintiffs filed a motion for preliminary approval to settle all claims against the Company for $5.5 million, which was accrued as of March 31, 2018. On November 27, 2018, a hearing was held on Plaintiff's motion for preliminary approval. The Court requested certain clarifications be made to the proposed settlement agreement and notice documents. On January 11, 2019, Plaintiffs filed revised settlement documents reflecting the changes requested by the Court, and on January 29, 2019, the Court granted preliminary approval of the settlement.
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
On May 3, 2017, a purported shareholder class action captioned Fink, et al. v. Sunrun Inc., et al., Case No. 3:17-cv-02537, was filed in the United States District Court, Northern District of California, against the Company and certain of the Company’s directors and officers. The complaint generally alleges that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") and SEC Rule 10b-5, by making false or misleading statements in connection with public filings made between September 15, 2015 and March 8, 2017 regarding the number of customers who canceled contracts after signing up for the Company’s home-solar energy system. The plaintiff seeks compensatory damages, including interest, attorney's fees, and costs, on behalf of all persons other than the defendants who purchased the Company's securities between September 16, 2015 and May 2, 2017. On May 4, 2017, a purported shareholder class action captioned Hall, et al. v. Sunrun Inc., et al., Case No. 3:17-cv-02571, was filed in the United States District Court, Northern District of California. On May 18, 2017, a purported shareholder class action captioned Sanogo, et al. v. Sunrun Inc., et al., Case No. 3:17-cv-02865, was filed in the United States District Court, Northern California District of California. The Hall and Sanogo complaints are substantially similar to the Fink complaint, and seek similar relief against similar defendants on behalf of a substantially similar class. On August 23, 2017, the Fink, Hall, and Sanogo actions were consolidated, and on September 25, 2017, plaintiffs filed a consolidated amended complaint which alleges the same underlying violations as the original Fink, Hall and Sanogo complaints (such consolidated action referred to as the "federal court litigation"). On April 5, 2018, the court granted the Company’s motion to dismiss without prejudice. Plaintiffs filed a second amended complaint on May 3, 2018. On July 19, 2018, the court again granted defendants' motion to dismiss without prejudice.
On August 8, 2018, the Company reached an agreement in principle with plaintiffs to settle all claims asserted in the federal court litigation against all defendants for $2.5 million, all of which will be funded by the Company's insurers. The Company and all defendants have denied, and continue to deny, the claims alleged in the federal court litigation and the settlement does not reflect any admission of fault, wrongdoing or liability as to any defendant. On November 20, 2018, the Court granted preliminary approval of the settlement. On March 4, 2019, the court granted final approval of the settlement and judgment.
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
On April 5, 2018, a stockholder derivative complaint captioned Leonard Olsen v. Sunrun Inc. et al., was filed in the United States District Court, District of Delaware, against the Company and certain of the Company’s directors and officers. The Olsen complaint is substantially similar to the Sklar complaint, alleges that the defendants breached their fiduciary duties and violated Section 14(a) of the Exchange Act in connection with public statements made between September 16, 2015 and May 21, 2017, and seeks similar relief.

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

Note 16. Earnings Per Share
The computation of the Company’s basic and diluted net (loss) income per share is as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2019	2018
Numerator:
Net (loss) income attributable to common stockholders	$(13,862)	$28,032
Denominator:
Weighted average shares used to compute net (loss) income per share attributable to common stockholders, basic	113,912	107,449
Weighted average effect of potentially dilutive shares to purchase common stock	—	3,332
Weighted average shares used to compute net (loss) income per share attributable to common stockholders, diluted	113,912	110,781
Net (loss) income per share attributable to common stockholders
Basic	$(0.12)	$0.26
Diluted	$(0.12)	$0.25

The following shares were excluded from the computation of diluted net (loss) income per share as the impact of including those shares would be anti-dilutive (in thousands):

	Three Months Ended March 31,
	2019	2018
Warrants	—	1,251
Outstanding stock options	1,313	9,917
Unvested restricted stock units	1,480	1,779
Total	2,793	12,947

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
Overview

Sunrun’s mission is to provide homeowners with clean, affordable solar energy and storage, and a best-in-class customer experience. In 2007, we pioneered the residential solar service model, creating a low-cost solution for homeowners seeking to lower their energy bills. By removing the high initial cost and complexity of cash system sales that used to define the residential solar industry, we have fostered the industry’s rapid growth and exposed an enormous market opportunity. Our relentless drive to increase the accessibility of solar energy is fueled by our enduring vision: to create a planet run by the sun.

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

Our core solar service offerings are provided through our lease and power purchase agreements, which we refer to as our “Customer Agreements” and which provide homeowners with simple, predictable pricing for solar energy that is insulated from rising retail electricity prices. While homeowners have the option to purchase a solar energy system outright from us, most of our customers choose to buy solar as a service from us through our Customer Agreements without the significant upfront investment of purchasing a solar energy system. With our solar service offerings, we install solar energy systems on our customers’ homes and provide them the solar power produced by those systems for typically a 20-year initial term. In certain markets, we offer a 25-year initial term service offering. In addition, we monitor, maintain and insure the system during the term of the contract. In exchange, we receive predictable cash flows from high credit quality customers and qualify for tax and other benefits. We finance portions of these tax benefits and cash flows through tax equity, non-recourse debt and project equity structures in order to fund our upfront costs, overhead and growth investments. We develop valuable customer relationships that can extend beyond this initial contract term and provide us an opportunity to offer additional services in the future, such as our home battery storage service. Since our founding, we have continued to invest in a platform of services and tools to enable large scale operations for us and our partner network, and these partners include solar integrators, sales partners, installation partners and other strategic partners. The platform includes processes and software, as well as fulfillment and acquisition of marketing leads. We believe our platform empowers new market entrants and smaller industry participants to profitably serve our large and underpenetrated market without making the significant investments in technology and infrastructure required to compete effectively against established industry players. Our platform provides the support for our multi-channel model, which drives broad customer reach and capital-efficient growth.

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
We have experienced substantial growth in our business and operations since our inception in 2007. As of March 31, 2019, we operated the second largest fleet of residential solar energy systems in the United States and provided our solar services to approximately 242,000 customers in 22 states, as well as the District of Columbia and Puerto Rico. We have deployed an aggregate of 1,661 megawatts (“MW”) as of March 31, 2019, and our Gross Earning Assets as of March 31, 2019 were approximately $3.2 billion. Please see the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Key Operating Metrics” for more details on how we calculate Megawatts Deployed and Gross Earning Assets.
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
From inception to May 6, 2019, we have formed 40 investment funds. Of these, 30 are currently active and are described below. We have established different types of investment funds to implement our asset monetization strategy. Depending on the nature of the investment fund, cash may be contributed to the investment fund by the investor upfront or in stages based on milestones associated with the design, construction or interconnection status of the solar energy systems. The cash contributed by the fund investor is used by the investment fund to purchase solar energy systems. The investment funds either own or enter into a master lease with a Sunrun subsidiary for the solar energy systems, Customer Agreements and associated incentives. We receive on-going cash distributions from the investment funds representing a portion of the monthly customer payments received. We use the upfront cash, as well as on-going distributions, to cover our costs associated with designing, purchasing and installing the solar energy systems. In addition, we also use debt, equity and other financing strategies to fund our operations. The allocation of the economic benefits between us and the fund investor and the corresponding accounting treatment varies depending on the structure of the investment fund.
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

The table below provides an overview of our current investment funds (dollars in millions):

		Consolidated Joint Ventures
	Pass-Through Financing Obligations	Partnership Flip	JV Inverted Lease
Consolidation	Owner entity consolidated, tenant entity not consolidated	Single entity, consolidated	Owner and tenant entities consolidated
Balance sheet classification	Pass-through financing obligation	Redeemable noncontrolling interests and noncontrolling interests	Redeemable noncontrolling interests and noncontrolling interests
Revenue from ITCs	Recognized on the PTO date	None	None
Method of calculating investor interest	Effective interest rate method	Greater of HLBV or redemption value	Greater of HLBV or redemption value; or pro rata
Liability balance as of March 31, 2019	$340.8	N/A	N/A
Noncontrolling interest balance (redeemable or otherwise) as of March 31, 2019	N/A	$480.5	$34.7
Number of funds (as of March 31, 2019)	6	21	4
MW deployed (as of March 31, 2019)	220.6	954.7	114.0
Carrying value of solar energy systems, net (as of March 31, 2019)	$582.7	$2,427.3	$349.3
Contributions from third-party fund investors (through March 31, 2019)	$763.4	$2,034.5	$274.6

For further information regarding our investment funds, including the associated risks, see Item 1A. Risk Factors— "Our ability to provide our solar service offerings to homeowners on an economically viable basis depends in part on our ability to finance these systems with fund investors who seek particular tax and other benefits”, as well as Note 10, Pass-through Financing Obligations, Note 11, VIE Arrangements and Note 12, Redeemable Noncontrolling Interests and Equity to our consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

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

•
Gross Earning Assets represents the net cash flows (discounted at 6%) we expect to receive during the initial term of our Customer Agreements (typically 20 or 25 years) for systems that have been deployed as of the measurement date, plus a discounted estimate of the value of the Customer Agreement renewal term or solar energy system purchase at the end of the initial term. Consistent with industry standards, we use a discount rate of 6%. We consider a discount rate of 6% to be appropriate and consistent with recent market transactions that demonstrate that a portfolio of residential solar homeowner contracts is an asset class that can be securitized successfully on a long-term basis, with a coupon of less than 5%. We calculate the Gross Earning Assets value of the purchase or renewal amount at the expiration of the initial contract term assuming either a system purchase or a five year renewal (for our 25-year Customer Agreements) or a 10-year renewal (for our 20-year Customer Agreements), in each case forecasting only a 30-year customer relationship (although the customer may renew for additional years, or thereafter purchase the system), at a contract rate equal to 90% of the customer’s contractual rate in effect at the end of the initial contract term. After the initial (generally 20 or 25 year) contract term, our Customer Agreements typically automatically renew on an annual basis and the rate is initially set at up to a 10% discount to then-prevailing power prices.

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

	As of March 31,
	2019	2018
Cumulative Megawatts Deployed (end of period)	1,661	1,269

	As of March 31,
	2019	2018

	(in thousands)
Gross Earning Assets Under Energy Contract	$2,152,932	$1,582,581
Gross Earning Assets Value of Purchase or Renewal	1,013,826	800,436
Gross Earning Assets	$3,166,758	$2,383,017

The tables below provide a range of Gross Earning Asset amounts if different default, discount and purchase and renewal assumptions were used.
Gross Earning Assets Under Energy Contract:

	As of March 31, 2019
	Discount rate
Default rate	4%	5%	6%	7%	8%

	(in thousands)
5%	$2,471,551	$2,274,462	$2,099,611	$1,944,032	$1,805,200
0%	$2,537,171	$2,333,524	$2,152,932	$1,992,313	$1,849,046
Gross Earning Assets Value of Purchase or Renewal:

	As of March 31, 2019
	Discount rate
Purchase or Renewal rate	4%	5%	6%	7%	8%

	(in thousands)
80%	$1,334,745	$1,084,162	$883,596	$722,519	$592,724
90%	$1,531,460	$1,243,951	$1,013,827	$829,007	$680,078
100%	$1,728,174	$1,403,740	$1,144,057	$935,496	$767,432

Total Gross Earning Assets:

	As of March 31, 2019
	Discount rate
Purchase or Renewal rate	4%	5%	6%	7%	8%

	(in thousands)
80%	$3,871,916	$3,417,686	$3,036,528	$2,714,832	$2,441,770
90%	$4,068,631	$3,577,475	$3,166,758	$2,821,320	$2,529,124
100%	$4,265,345	$3,737,264	$3,296,988	$2,927,809	$2,616,478

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

	Three Months Ended March 31,
	2019	2018

	(in thousands, except per share data)
Revenue:
Customer agreements and incentives	$99,850	$66,990
Solar energy systems and product sales	94,654	77,373
Total revenue	194,504	144,363
Operating expenses:
Cost of customer agreements and incentives	69,493	54,576
Cost of solar energy systems and product sales	77,799	64,579
Sales and marketing	55,953	44,079
Research and development	5,474	3,896
General and administrative	29,063	32,893
Amortization of intangible assets	893	1,051
Total operating expenses	238,675	201,074
Loss from operations	(44,171)	(56,711)
Interest expense, net	41,340	28,198
Other expenses (income), net	4,756	(1,692)
Loss before income taxes	(90,267)	(83,217)
Income tax (benefit) expense	(3,361)	8,203
Net loss	(86,906)	(91,420)
Net loss attributable to noncontrolling interests and redeemable noncontrolling interests	(73,044)	(119,452)
Net (loss) income attributable to common stockholders	$(13,862)	$28,032
Net (loss) income per share attributable to common stockholders
Basic	$(0.12)	$0.26
Diluted	$(0.12)	$0.25
Weighted average shares used to compute net (loss) income per share attributable to common stockholders
Basic	113,912	107,449
Diluted	113,912	110,781

Comparison of the Three Months Ended March 31, 2019 and 2018
Revenue

	Three Months Ended March 31,		Change
	2019	2018	$	%

	(in thousands)
Customer agreements	$78,528	$61,649	$16,879	27%
Incentives	21,322	5,341	15,981	299%
Customer agreements and incentives	99,850	66,990	32,860	49%

Solar energy systems	58,436	33,998	24,438	72%
Products	36,218	43,375	(7,157)	(17)%
Solar energy systems and product sales	94,654	77,373	17,281	22%
Total revenue	$194,504	$144,363	$50,141	35%
Customer Agreements and Incentives. The $16.9 million increase in revenue from Customer Agreements was primarily due to both an increase in solar energy systems under Customer Agreements being placed in service in the period from April 1, 2018 through March 31, 2019, plus a full quarter of revenue recognized in the first quarter of 2019 for systems placed in service in the first quarter of 2018 versus only a partial quarter of such revenue related to the period in which the assets were in service in 2018. Revenue from incentives consists of sales of ITCs and SRECs, which increased by $16.0 million during the three months ended March 31, 2019, compared to the prior year. The increase was primarily due to the sale of ITCs under a financing obligation fund opened in 2018.
Solar Energy Systems and Product Sales. Revenue from solar energy systems sales increased by $24.4 million compared to the prior year due to increased demand through retail partners. Product sales decreased by $7.2 million, primarily due to a decrease in the volume of wholesale products sold compared to the prior year period, which experienced an increase in the volume of wholesale products sold ahead of the anticipated tariffs on imported solar modules and cells (the "Section 201 Module Tariffs"), that were issued in January 2018 as described in Item 1A. Risk Factors below.
Operating Expenses

	Three Months Ended March 31,		Change
	2019	2018	$	%

	(in thousands)
Cost of customer agreements and incentives	$69,493	$54,576	$14,917	27%
Cost of solar energy systems and product sales	77,799	64,579	13,220	20%
Sales and marketing	55,953	44,079	11,874	27%
Research and development	5,474	3,896	1,578	41%
General and administrative	29,063	32,893	(3,830)	(12)%
Amortization of intangible assets	893	1,051	(158)	(15)%
Total operating expenses	$238,675	$201,074	$37,601	19%
Cost of Customer Agreements and Incentives. The $14.9 million increase in Cost of customer agreements and incentives was primarily due to the increase in solar energy systems placed in service in the period from April 1, 2018 through March 31, 2019, plus a full quarter of costs recognized in the first quarter of 2019 for systems placed in service in the first quarter of 2018 versus only a partial quarter of such expenses related to the period in which the assets were in service in 2018.

The cost of Customer Agreements and incentives decreased to 70% of customer agreements and incentives revenue during the three months ended March 31, 2019, from 81% during the three months ended March 31, 2018 due to the $16.0 million increase in revenue from incentives, related to an increase in the sale of ITCs under a pass-through financing obligation fund opened in 2018. The cost of sales related to incentives was minimal.
Cost of Solar Energy Systems and Product Sales. The $13.2 million increase in Cost of solar energy systems and product sales was due to the corresponding net increase in the solar energy systems and product sales discussed above.
Sales and Marketing Expense. The $11.9 million increase in Sales and marketing expense was primarily attributable to an increase in headcount driving higher employee compensation. Included in sales and marketing expense is $2.7 million and $1.9 million of amortization of costs to obtain Customer Agreements for the period ended March 31, 2019 and 2018, respectively.
Research and Development Expense. The $1.6 million increase in Research and development expense was primarily attributable to hiring of personnel to support the growth of our business.
General and Administrative Expense. The $3.8 million decrease in General and administrative expenses primarily related to a one-time charge in the prior year's period related to a reserve against construction-in-progress relating to certain integrated partners.
Non-Operating Expenses

	Three Months Ended March 31,		Change
	2019	2018	$	%

	(in thousands)
Interest expense, net	$41,340	$28,198	$13,142	47%
Other expenses (income), net	$4,756	$(1,692)	$6,448	(381)%

Interest Expense, net. The increase in Interest expense, net of $13.1 million was related to additional non-recourse and pass-through financing obligation debt entered into subsequent to March 31, 2018. Included in net interest expense is $5.9 million and $5.6 million of non-cash interest recognized under Customer Agreements that have a significant financing component for the period ended March 31, 2019 and 2018, respectively.

Other Expenses (Income), net. The $4.8 million of Other expenses (income), net during the three months ended March 31, 2019 relates primarily to a loss on extinguishment of debt related to an early repayment of a pass-through financing obligation.
Income Tax Expense

	Three Months Ended March 31,		Change
	2019	2018	$	%

	(in thousands)
Income tax (benefit) expense	$(3,361)	$8,203	$(11,564)	(141)%

The tax benefit at the statutory rate of 21.0% for 2019 was reduced by the allocation of the losses to noncontrolling interests and redeemable noncontrolling interests of 17.0% and change in valuation allowance of 6.2% and increased by tax deductions from other miscellaneous items of 5.9%. The tax expense at the statutory rate of 21.0% for 2018 was reduced by the allocation of losses to noncontrolling interests and redeemable noncontrolling interests of 30.1% and increased by other miscellaneous items of 0.7%.

The decrease in Income tax (benefit) expense of $11.6 million primarily relates to a decrease in tax expense related to noncontrolling interests that was offset by an increase in valuation allowance, a decrease in state income taxes and an increase in tax benefits from stock compensation deductions. Given our net operating loss carryforwards as of December 31, 2018, we do not expect to pay income tax until our net operating losses are fully utilized. As of the year ended December 31, 2018, our federal and state net operating loss carryforwards were $1.1 billion and $1.1 billion, respectively. If not utilized, the federal net operating loss will begin to expire in 2028, and the state operating losses will begin to expire in 2024. Federal and certain state net operating loss carryforwards generated in tax years beginning after December 31, 2017 have indefinite carryover periods and do not expire.
Net Loss Attributable to Noncontrolling Interests and Redeemable Noncontrolling Interests

	Three Months Ended March 31,		Change
	2019	2018	$	%

	(in thousands)
Net loss attributable to noncontrolling interests and redeemable noncontrolling interests	$(73,044)	$(119,452)	$46,408	(39)%

The decrease in net loss attributable to noncontrolling interests and redeemable noncontrolling interests of $46.4 million was primarily a result of entering into a pass-through financing obligation fund in 2018, which does not use the HLBV method to determine the amount of net income or loss attributable to noncontrolling interests and redeemable noncontrolling interests. Generally, new partnership funds generate larger losses attributable to noncontrolling interests and redeemable noncontrolling interests under the HLBV method in the first years after formation.
Liquidity and Capital Resources

As of March 31, 2019, we had cash of $245.6 million, which consisted of cash held in checking and savings accounts with financial institutions. We finance our operations mainly through a variety of financing fund arrangements that we have formed with fund investors, borrowings, cash generated from our sources of revenue, and proceeds from secured credit facilities arrangements with a syndicate of banks for up to $255.0 million and from secured, long-term non-recourse loan arrangements for up to $121.4 million. Our principal uses of cash are funding our business, including the costs of acquisition and installation of solar energy systems, satisfaction of our obligations under our debt instruments and other working capital requirements.

Our business model requires substantial outside financing arrangements to grow the business and facilitate the deployment of additional solar energy systems. The solar energy systems that are operational are expected to generate a positive return rate over the term of the Customer Agreement, typically 20 or 25-years. However, in order to grow, we will continue to be dependent on financing from outside parties. If financing is not available to us on acceptable terms if and when needed, we may be required to reduce planned spending, which could have a material adverse effect on our operations. While there can be no assurances, we anticipate raising additional required capital from new and existing investors. We believe our cash, investment fund commitments and available borrowings as further described below will be sufficient to meet our anticipated cash needs for at least the next 12 months. The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
	2019	2018

	(in thousands)
Consolidated cash flow data:
Net cash provided by (used in) operating activities	$11,415	$(45,754)
Net cash used in investing activities	(201,397)	(164,711)
Net cash provided by financing activities	195,517	212,003
Net change in cash and restricted cash	$5,535	$1,538

Operating Activities
During the three months ended March 31, 2019, we generated $11.4 million in net cash from operating activities. The driver of our operating cash inflow consists of payments received from customers as well as incentives. During the three months ended March 31, 2019, deferred revenue increased by $95.5 million arising from a sale of the right to SRECs to be generated over the next 10 - 15 years by a group of solar energy systems. In connection with the sale, we repaid debt previously drawn against the rights to these SRECs, which is reflected in our financing activities below. The driver of our operating cash outflows primarily relates to the costs of our revenues, as well as sales, marketing and general and administrative costs. During the three months ended March 31, 2019, our operating cash outflows were $42.8 million from our net loss excluding non-cash and non-operating items. Changes in working capital resulted in a net cash outflow of $54.3 million.
During the three months ended March 31, 2018, we used $45.8 million in net cash in operating activities. The driver of our operating cash inflow consists of payments received from customers. During the three months ended March 31, 2018, our operating cash outflows were $32.6 million from our net loss excluding non-cash and non-operating items. Changes in working capital resulted in a net cash outflow of $13.2 million.
Investing Activities
During the three months ended March 31, 2019, we used $201.4 million in cash in investing activities. The majority was used to design, acquire and install solar energy systems and components under our long-term Customer Agreements.
During the three months ended March 31, 2018, we used $164.7 million in cash in investing activities. Of this amount, we used $163.2 million to acquire and install solar energy systems and components under our long-term Customer Agreements, and $1.5 million for capitalized software projects and the acquisition of office equipment.
Financing Activities
During the three months ended March 31, 2019, we generated $195.5 million from financing activities. This was primarily driven by $123.3 million in net proceeds from fund investors and $71.8 million in net proceeds from debt, offset by $3.0 million in repayments under finance lease obligations.
During the three months ended March 31, 2018, we generated $212.0 million from financing activities. This was primarily driven by $129.8 million in net proceeds from fund investors and $84.9 million in proceeds from debt, net of debt issuance costs and repayments, offset by $2.1 million in payments for finance lease obligations.
Debt and Financing Fund Commitments
Debt Instruments
For a discussion of the terms and conditions of debt instruments and changes thereof in the period, refer to Note 8, Indebtedness, to our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Equity Instruments
Warrant. In August 2017, we entered into an agreement with an affiliate ("Contractor") of Comcast Corporation ("Comcast") whereby Contractor will receive lead or sales fees for new customers it brings to us over a 40-month term. We also issued Comcast a warrant to purchase up to 11,793,355 shares of our common stock, at an exercise price of $0.01 per warrant share. The warrant would initially vest 50.05% when both (i) Contractor has earned a lead or sales fee with respect to 30,000 of installed solar energy systems, and (ii) Contractor or its affiliates have spent at least $10.0 million in marketing and sales in connection with the agreement. Thereafter, the warrant would vest in five additional increments for each additional 6,000 installed solar energy systems. On November 7, 2018 the warrant vesting schedule was modified so that it will initially vest either (i) as to 10.0% if Contractor has earned a lead or sales fee with respect to 6,000 of installed solar energy systems by September 30, 2019 or (ii) as to 13.3% if Contractor has earned a lead or sales fee with respect to 8,000 of installed solar energy systems by December 31, 2019, provided that, in either case, Contractor or its affiliates have spent at least $25.0 million in marketing and sales in connection with the agreement.  Thereafter, the warrant will vest in additional 8.3%

increments for each additional 5,000 installed solar energy systems.  If the initial vesting conditions have not been met by December 31, 2019, the warrant will expire. As of May 8, 2019, none of the shares under this amended warrant have vested.
Investment Fund Commitments
As of March 31, 2019, we had undrawn committed capital of approximately $157.3 million that may only be used to purchase and install solar energy systems. We intend to establish new investment funds in the future, and we may also use debt, equity or other financing strategies to finance our business.

Contractual Obligations and Other Commitments
The following table summarizes our contractual obligations as of March 31, 2019 (in thousands):

	Payments Due by Period
	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years	Total

	(in thousands)
Contractual Obligations:
Debt obligations (including future interest)	$137,375	$696,452	$530,436	$1,037,565	$2,401,828
Purchase commitments	60,572	—	—	—	60,572
Distributions payable to noncontrolling interests and redeemable noncontrolling interests (1)	15,628	—	—	—	15,628
Financing lease obligations (including accrued interest)	10,060	9,040	1,628	49	20,777
Operating lease obligations, net of sublease income	11,175	21,186	17,290	10,677	60,328
Total contractual obligations	$234,810	$726,678	$549,354	$1,048,291	$2,559,133

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to certain market risks in the ordinary course of our business. Our primary exposure includes changes in interest rates because certain borrowings bear interest at floating rates based on LIBOR plus a specified margin. We sometimes manage our interest rate exposure on floating-rate debt by entering into derivative instruments to hedge all or a portion of our interest rate exposure in certain debt facilities. We do not enter into any derivative instruments for trading or speculative purposes. Changes in economic conditions could result in higher interest rates, thereby increasing our interest expense and operating expenses and reducing funds available for capital investments, operations and other purposes. For quantitative and qualitative disclosures about market risk, see Item 7A, "Authoritative and Qualitative Disclosures About Market Risk," of our annual report on Form 10-K for the year ended December 31, 2018. Our exposures to market risk have not changed materially since December 31, 2018.

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
In connection with that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective and designed to provide reasonable assurance that the information required to be disclosed is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms as of March 31, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15I and 15d-15I under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We and our fund investors claim the Commercial ITC or the U.S. Treasury grant in amounts based on the fair market value of our solar energy systems. We have obtained independent appraisals to determine the fair market values we report for claiming Commercial ITCs and U.S. Treasury grants. The IRS reviews these fair market values. With respect to U.S. Treasury grants, the U.S. Treasury Department reviews the reported fair market value in determining the amount initially awarded, and the IRS may also subsequently audit the fair market value and determine that amounts previously awarded constitute taxable income for U.S. federal income tax purposes. With respect to Commercial ITCs, the IRS may review the fair market value on audit and determine that the tax credits previously claimed must be reduced. If the fair market value is determined in these circumstances to be less than what we reported, we may owe our fund investors an amount equal to this difference, plus any costs and expenses associated with a challenge to that valuation. We could also be subject to tax liabilities, including interest and penalties. If the IRS further disagrees now or in the future with the amounts we reported regarding the fair market value of our solar energy systems, it could have a material adverse effect on our business, financial condition and prospects. One of our investment funds has been selected for audit by the IRS. In addition, one of our investors is currently being audited by the IRS, and these investor audits involve a review of the fair market value determination of our solar energy systems. If these investor audits result in an adverse finding, we may be subject to an indemnity obligation to these investors. Since we cannot determine how the IRS will evaluate system values used in claiming ITCs, we are unable to reliably estimate the maximum potential future payments that we would have to make under this obligation as of each balance sheet date. We purchased an insurance policy in 2018 insuring us and related parties for additional taxes owed in respect of lost ITCs, gross-up costs and expenses incurred in defending the types of claims described above. However, this policy only covers certain investment funds and has negotiated exclusions from, and limitations to, coverage and therefore may not cover us for all such lost ITC, taxes, costs and expenses.

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

The United States and China each imposed additional new tariffs in 2018 on various products imported from the other country. These include an additional 25% tariff on solar panels and cells that are manufactured in China and a tariff on inverters, certain batteries and other electrical equipment initially set at 10%. The tariff had been expected to increase to 25% in early 2019, but the White House has delayed the increase as it negotiates with China. The United States also has, from time to time, announced potential tariffs on goods imported from other countries. We cannot predict what actions may ultimately be taken with respect to tariffs or trade relations between the United States and other countries, what products may be subject to such actions, or what actions may be taken by the other countries in retaliation. The tariffs described above, the adoption and expansion of trade restrictions, the occurrence of a trade war, or other governmental action related to tariffs, trade agreements or related policies have the potential to adversely impact our supply chain and access to equipment, our costs and ability to economically serve certain markets. Any such cost increases or decreases in availability could slow our growth and cause our financial results and operational metrics to suffer.

Other factors may also impact costs, such as our choice to make significant investments to drive growth in the future.

We rely on net metering and related policies to offer competitive pricing to homeowners in all of our current markets, and changes to such policies may significantly reduce demand for electricity from our solar service offerings.

As of March 31, 2019, a substantial majority of states have adopted net metering policies. Net metering policies are designed to allow homeowners to serve their own load using on-site energy generation. Electricity that is generated by a solar energy system and consumed on-site avoids a retail energy purchase from the applicable utility, and excess electricity that is exported back to the electric grid generates a retail credit within a homeowner’s monthly billing period. At the end of the monthly billing period, if the homeowner has generated excess electricity within that month, the homeowner typically carries forward a credit for any excess electricity to be offset against future utility energy purchases. At the end of an annual billing period or calendar year, utilities either continue to carry forward a credit, or reconcile the homeowner’s final annual or calendar year bill using different rates (including zero credit) for the exported electricity.

Utilities, their trade associations, and fossil fuel interests in the country are currently challenging net metering policies, and seeking to eliminate them, cap them, or impose charges on homeowners that have net metering. For example, in October 2015 the Hawaii Public Utilities Commission (the "Hawaii Commission") issued an order that eliminates net metering for all new customers. All existing net metering customers and customers who submitted net metering applications before October 12, 2015 are grandfathered indefinitely under the old rules. Some interim programs created by the Hawaii Commission are grandfathered for customers who applied in a timely fashion. We continue to build and service these systems. These new interim programs are more complex, which decreases certainty in the economic value proposition we provide to homeowners and potentially slows down market growth.

In addition, in early 2016 we ceased new installations in Nevada in response to the elimination of net metering by the Public Utilities Commission of Nevada (“PUCN”). However, in September 2016, the PUCN issued an order grandfathering in customers under the prior net metering rules that had installed a solar energy system or had submitted a net metering application prior to December 31, 2015. Furthermore, in June 2017, the governor of Nevada signed legislation, AB 405, which restores net metering at a reduced credit and grandfathers new customers for 20 years at the net metering rate in effect at the time they apply for interconnection. As another example, in December 2016, the Arizona Corporation Commission (“ACC”) issued a decision to eliminate net metering export rates for new solar customers. In May 2018, the governor of Connecticut signed legislation to end the state's existing net metering program upon the conclusion of the Residential Solar Incentive Program (currently expected in 2019) and replace it with two yet-to-be-determined rate structures. The Connecticut state legislature is now considering continuing the net metering program through the end of 2021.

Some states set limits on the total percentage of a utility’s customers that can adopt net metering. For example, South Carolina has a net metering cap, and customers within Duke Energy Carolinas' territory are expected to reach their cap on March 15, 2019. If not increased or otherwise extended, the net metering cap is also expected to be reached in South Carolina Electric & Gas' territory in 2019. New Jersey currently has no net metering cap; however, it has a cap that triggers commission review of its net metering policy. These policies could be subject to change in the future, and other states we serve now or in the future may adopt net metering caps. If the net metering caps in these jurisdictions are reached without an extension of net metering policies, homeowners in the future will not have access to the economic value proposition net metering provides. Our ability to sell our solar service offerings may be adversely impacted by the failure to extend existing limits to net metering or the elimination of currently existing net metering policies. The failure to adopt a net metering policy where it currently is not in place would pose a barrier to entry in those states. Additionally, the imposition of charges that only or disproportionately impact homeowners that have solar systems, or the introduction of rate designs mentioned above, would adversely impact our business.

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

All states regulate investor-owned utility retail electricity pricing. In addition, there are numerous publicly owned utilities and electric cooperatives that establish their own retail electricity pricing through some form of regulation or internal process. These regulations and policies could deter potential homeowners from purchasing our solar service offerings. For example, some utilities in states such as Arizona and Utah have sought and secured rate design changes that reduce credit for residential solar exports to below the retail rate and impose new charges for rooftop solar customers. Utilities in additional states may follow suit. Such rate changes can include changing rates to charge lower volume-based rates - the rates charged for kilowatt hours of electricity purchased by a residential customer -- raising unavoidable fixed charges that a homeowner is subject to when they purchase solar energy from third parties, and levying charges on homeowners based on their point of maximum demand during a month (referred to as “demand charge”). For example, Arizona Public Service Company offers residential demand charge rate plans and if our solar customers have subscribed to those plans, they may not realize typical savings. These forms of rate design would adversely impact our business by reducing the value of the electricity our solar energy systems produce and reducing any savings homeowners realize by purchasing our solar service offerings. These proposals could continue or be replicated in other states. In addition to changes in general rates charged to all residential customers, utilities are increasingly seeking solar-specific charges (which may be fixed charges, capacity-based charges, or other rate charges). Any of these changes could materially reduce the demand for our offerings and could limit the number of markets in which our offerings are competitive with electricity provided by the utilities.

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

After the Tax Act's enactment in December 2017, the corporate tax rate was reduced to 21%, and limits interest deductibility and allows full and immediate expensing of capital costs. A reduction in the corporate tax rate and the expensing of capital costs could diminish the capacity of potential fund investors to benefit from tax incentives, and could require additional cash to be distributed to such fund investors in lieu of tax benefits. Furthermore, the current administration has made public statements regarding overturning or modifying policies of, or regulations enacted by, the prior administration that placed limitations on coal and gas electric generation, mining and/or exploration. Any effort to overturn federal and state laws, regulations or policies that are supportive of solar energy generation or that remove costs or other limitations on other types of energy generation that compete with solar energy projects could materially and adversely affect our business.

Our business model also relies on multiple tax exemptions offered at the state and local levels. For example, solar energy systems are generally not considered in determining values for calculation of local and state real and personal property taxes as a result of applicable property tax exemptions. State and local tax exemptions can be changed by state legislatures and other regulators, and if solar energy systems were not exempt from such taxes, the property taxes payable by homeowners would be higher, which could offset any potential savings our solar service offerings could offer. Similarly, if state or local legislatures impose property taxes on third-party owners of solar systems, solar companies like us would be subject to higher costs. For example, the Arizona Department of Revenue and Arizona counties have subjected our leased solar panels to personal property taxes in that state. While we are challenging that determination, an adverse outcome will subject us and other solar companies to an increase in personal property taxes. If we pass this additional tax on to our customers in the form of higher prices, it could reduce or eliminate entirely any savings that these solar panels might otherwise provide to the homeowner. We are involved in ongoing litigation challenging the Arizona personal property tax determination. There can be no assurances that this litigation will be resolved in a manner that is favorable to us or other solar companies. We are also pursuing legislation that could drastically reduce our tax liability. If this litigation is not resolved in a manner that is favorable to us and other solar companies, or the legislation is not enacted, the tax will adversely impact our operations in Arizona. If we decide to pass the tax cost on to our customers, such price increase could adversely impact our ability to attract new customers in Arizona, and any savings that our current Arizona customers realize could be reduced or eliminated by the additional tax imposed, which will make our solar service offerings less attractive to those customers and could increase the risk of default from those customers. In addition, South Carolina counties do not currently assess property tax on customer-owned residential solar energy systems; however, third-party-owned systems are subject to business personal property taxes. In Connecticut, a number of municipalities have assessed property tax on third-party owned solar energy systems, despite an applicable exemption under state law. Legislation is currently being considered to clarify that the exemption applies to third party-owned systems. In general, we rely on certain state and local tax exemptions that apply to the sale of equipment, sale of power, or both. These state and local tax exemptions can be changed by the state legislature and other regulators and such a change could adversely impact our business.

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
Interconnection regulations are based on claims from utilities regarding the amount of solar electricity that can be connected to the grid without causing grid reliability issues or requiring significant grid upgrades. Although recent rulings from the Hawaii Utilities Commission have helped resolve some problems, historically, interconnection limits or circuit-level caps have slowed the pace of our installations in Hawaii. Similar interconnection limits could slow our future installations in Hawaii or other markets, harming our growth rate and customer satisfaction scores. Similarly, the California and Hawaii Public Utilities Commissions recently required the activation of some advanced inverter functionality to head off presumed grid reliability issues, which may require more expensive equipment and more oversight of the operation of the solar systems over time.

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

As of March 31, 2019, more than 40% of our customers were in California. Accordingly, our business and results of operations are particularly susceptible to adverse economic, regulatory, political, weather and other conditions in this market and in other markets that may become similarly concentrated, in particular the east coast, where we have seen significant growth recently. In addition, our corporate and sales headquarters are located in San Francisco, California, an area that has a heightened risk of earthquakes and nearby wildfires. We may not have adequate insurance, including business interruption insurance, to compensate us for losses that may occur from any such significant events, including damage to our solar energy systems. A significant natural disaster, such as an earthquake or wildfire, could have a material adverse impact on our business, results of operations and financial condition. In addition, acts of terrorism or malicious computer viruses could cause disruptions in our or our solar partners’ businesses or the economy as a whole. To the extent that these disruptions result in delays or cancellations of installations or the deployment of our solar service offerings, our business, results of operations and financial condition would be adversely affected.

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

There have also been periods of industry-wide shortage of key components, including solar panels, in times of rapid industry growth or regulatory change. For example, guidance from the IRS on what must be done on future projects for construction to have commenced in time to qualify for federal investment tax credits has recently resulted in significant module shortages in the market as utilities and large commercial customers start purchasing supplies in advance of the December 2019 deadline to qualify for a 30% investment tax credit. Further, new or unexpected changes in rooftop fire codes or building codes may require new or different system components to satisfy compliance with such newly effective codes or regulations, which may not be readily available for distribution to us or our suppliers. The manufacturing infrastructure for some of these components has a long lead time, requires significant capital investment and relies on the continued availability of key commodity materials, potentially resulting in an inability to meet demand for these components and, as a result, could negatively impact our ability to install systems in a timely manner. Additionally, any decline in the exchange rate of the U.S. dollar compared to the functional currency of our component suppliers could increase our component prices. Any of these shortages, delays or price changes could limit our growth, cause cancellations or adversely affect our operating margins, and result in loss of market share and damage to our brand.

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

The installation of solar energy systems requires our employees and employees of our solar partners to work with complicated and potentially dangerous electrical systems. The evaluation and installation of our energy-related products require these employees to work in locations that may contain potentially dangerous levels of asbestos, lead or mold or other substances. We also maintain large fleets of vehicles that these employees use in the course of their work. There is substantial risk of serious injury or death if proper safety procedures are not followed. Our operations are subject to regulation under the U.S. Occupational Safety and Health Act ("OSHA") and equivalent state laws. Changes to OSHA requirements, or stricter interpretation or enforcement of existing laws or regulations, could result in increased costs. If we fail to comply with applicable OSHA regulations, even if no work-related serious injury or death occurs, we may be subject to civil or criminal enforcement and be required to pay substantial penalties, incur significant capital expenditures, or suspend or limit operations. Any accidents, citations, violations, injuries or failure to comply with industry best practices may subject us to adverse publicity, damage our reputation and competitive position and adversely affect our business.

We are exposed to the credit risk of homeowners and payment delinquencies on our accounts receivables.

Our Customer Agreements are typically for 20 or 25 years and require the homeowner to make monthly payments to us. Accordingly, we are subject to the credit risk of homeowners. As of March 31, 2019, the average FICO score of our customers under a lease or power purchase agreement with a monthly payment schedule remained at or above 740, which is generally categorized as a "Very Good" credit profile by the Fair Isaac Corporation. However, this may decline to the extent FICO score requirements under future investment funds are relaxed. While to date homeowner defaults have been immaterial, we expect that the risk of homeowner defaults may increase as we grow our business. Due to the immaterial amount of homeowner defaults to date, our reserve for this exposure is minimal, and our future exposure may exceed the amount of such reserves. If we experience increased homeowner credit defaults, our revenues and our ability to raise new investment funds could be adversely affected. If economic conditions worsen, certain of our homeowners may face liquidity concerns and may be unable to satisfy their payment obligations to us on a timely basis or at all, which could have a material adverse effect on our financial condition and results of operations.

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

We are subject to the reporting requirements of the Exchange Act, the listing requirements of the Nasdaq Stock Market and other applicable securities rules and regulations. Compliance with these rules and regulations has increased our legal and financial compliance costs, made some activities more difficult, time-consuming or costly and increased demand on our systems and resources. The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and results of operations and maintain effective disclosure controls and procedures and internal controls over financial reporting. To maintain and improve our disclosure controls and procedures and internal controls over financial reporting to meet this standard, significant resources and management oversight may be required. As a result, management’s attention may be diverted from other business concerns, which could harm our business and results of operations. Although we have already hired additional employees to comply with these requirements, we may need to hire more employees in the future, which will increase our costs and expenses.

If we are unable to maintain effective disclosure controls and internal controls over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports and, as a result, the value of our common stock may be materially and adversely affected.

We are required, pursuant to the Exchange Act, to furnish a report by management on, among other things, the effectiveness of our internal controls over financial reporting. This assessment includes disclosure of any material weaknesses, if any, identified by our management in our internal controls over financial reporting. We are continuing to develop and refine our disclosure controls and improve our internal controls over financial reporting. We have expended, and anticipate that we will continue to expend, significant resources in order to maintain and continuously look for ways to enhance existing effective disclosure controls and procedures and internal controls over financial reporting. Our current controls and any new controls that we develop may become inadequate because of changes in conditions in our business. In addition, we or our independent accounting firm may identify weaknesses and deficiencies that we may not otherwise identify in a timely manner in the future. If our independent accounting firm is not able to complete the work required under Section 404 of the Sarbanes-Oxley Act on a timely basis for future fiscal years, our annual report on Form 10-K may be delayed or deficient. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud will be detected.

We cannot guarantee that our internal controls over financial reporting will prevent or detect all errors and fraud. The risk of errors is increased in light of the complexity of our business and investment funds. For example, we must deal with significant complexity in accounting for our fund structures and the resulting allocation of net income (loss) between our stockholders and noncontrolling interests under the hypothetical liquidation at book value (“HLBV”) method as well as the income tax consequences of these fund structures. As we enter into additional investment funds, which may have contractual provisions different from those of our existing funds, the analysis as to whether we consolidate these funds, the calculation under the HLBV method, and the analysis of the tax impact could become increasingly complicated. This additional complexity could require us to hire additional resources and increase the chance that we experience errors in the future.

If we are unable to assert that our internal controls over financial reporting is effective, we could lose investor confidence in the accuracy and completeness of our financial reports, which would cause the price of our common stock to decline. In addition, we could become subject to investigations by the Nasdaq Stock Market, the Securities and Exchange Commission ("SEC") or other regulatory authorities, which could require additional management attention and which could adversely affect our business.

Our reported financial results may be affected, and comparability of our financial results with other companies in our industry may be impacted, by changes in the accounting principles generally accepted in the United States.

Generally accepted accounting principles in the United States are subject to change and interpretation by the FASB, the SEC, and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results and on the financial results of other companies in our industry, and may even affect the reporting of transactions completed before the announcement or effectiveness of a change. For example, in May 2014 the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers ("Topic 606") and in February 2016 the FASB issued Accounting Standards Update No. 2016-02, Leases ("Topic 842"), which affected certain elements of our accounting for revenue and costs incurred to acquire contracts when we adopted these standards in 2018. Other companies in our industry may be affected differently by the adoption of Topic 606 or other new accounting standards, including timing of the adoption of new accounting standards, adversely affecting the comparability of financial statements. See Note 2, Summary of Significant Accounting Policies, for information about Topic 606 and Topic 842.

We may be adversely affected by changes in U.S. tax laws.

On December 22, 2017 Congress and the current administration passed significant tax legislation including a change to the corporate tax rate. As part of this Tax Act, the current corporate income tax rate was reduced, and there were other changes including limiting or eliminating various other deductions, credits and tax preferences.
This reduction in the corporate income tax rate could reduce the value of certain benefits, such as depreciation, and reduce capacity for other benefits, such as tax credits. Limitations on, or elimination of, such tax benefits could significantly impact our ability to raise tax equity investment funds or impact the terms thereof, including the amount of cash distributable to third parties. At this time, we are evaluating the potential impact on our tax equity investment funds, business, prospects and results of operations as a result of enactment, since the impact is dependent upon certain tax treatment elections and the specific timing of taxable income/losses in future years. The new legislation includes significant changes that require additional guidance to be issued by the IRS.

Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.

As of December 31, 2018, we had U.S. federal and state net operating loss carryforwards of $1.1 billion each, which begin expiring in varying amounts in 2028 and 2024, respectively, if unused. Under Sections 382 and 383 of the Code if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes, such as research tax credits, to offset its post- change income and taxes may be limited. In general, an “ownership change” occurs if there is a cumulative change in our ownership by “5% shareholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. Any such limitations on our ability to use our net operating loss carryforwards and other tax assets could adversely impact our business, financial condition and results of operations. We have performed an analysis to determine whether an ownership change under Section 382 of the Code had occurred and determined that no ownership changes were identified as of December 31, 2018.

We may be required to record an impairment expense on our goodwill or intangible assets.

We are required under generally accepted accounting principles to test goodwill for impairment at least annually or when events or changes in circumstances indicate that the carrying amount may be impaired, and to review our intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Factors that can lead to impairment of goodwill and intangible assets include significant adverse changes in the business climate and actual or projected operating results, declines in the financial condition of our business and sustained decrease in our stock price. Since our annual impairment test of goodwill for fiscal 2018, we have not identified any qualitative factors that would require a quantitative goodwill impairment analysis. However, if we identify any factors that could indicate an impairment, including a sustained decrease in our stock price, we may be required to record charges to earnings if our goodwill becomes impaired.

Risks Related to Ownership of Our Common Stock

Our executive officers, directors and principal stockholders continue to have substantial control over us, which will limit your ability to influence the outcome of important matters, including a change in control.

Each of our executive officers, directors and each of our stockholders who beneficially own 5% or more of our outstanding common stock and their affiliates, in the aggregate, beneficially own approximately 51.3% of the outstanding shares of our common stock, based on the number of shares outstanding as of March 31, 2019. As a result, these stockholders, if acting together, will be able to influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. They may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentrated control may have the effect of delaying or preventing a change in control of our company, could deprive our stockholders of an opportunity to receive a premium for their capital stock and might ultimately affect the market price of our common stock.

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

Further, in recent years the stock markets have experienced price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. These fluctuations often have been unrelated or disproportionate to the operating performance of those companies. In addition, the stock prices of many renewable energy companies have experienced fluctuations that have often been unrelated to the operating performance of those companies. These broad market and industry fluctuations, as well as general economic, political and market conditions such as recessions, government shutdowns, interest rate changes, or international currency fluctuations, may cause the market price of our common stock to decline. In the past, following periods of volatility in the overall market and the market price of a particular company’s securities, securities class action litigation has often been instituted against these companies. We are party to litigation that could result in substantial costs and a diversion of our management’s attention and resources.

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

Our amended and restated certificate of incorporation, amended and restated bylaws and Delaware law contain provisions that could have the effect of rendering more difficult, delaying, or preventing an acquisition deemed undesirable by our board of directors and therefore depress the trading price of our common stock. Among other things, our amended and restated certificate of incorporation and amended and restated bylaws include provisions:

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

10.1¥
Consent, Waiver and Fifth Amendment to Second Amended and Restated Credit Agreement and Sixth Amendment to Amended and Restated Cash Diversion and Commitment Fee Guaranty dated as of February 28, 2019, among Sunrun Hera Portfolio 2015-A, LLC, Sunrun Inc., Investec Bank PLC and each of the additional lenders identified on the signature pages thereto.

10.2¥
Sixth Amendment to Second Amended and Restated Credit Agreement and Seventh Amendment to Amended and Restated Cash Division and Commitment Fee Guaranty dated as of February 28, 2019, among Sunrun Hera Portfolio 2015-A, LLC, Sunrun Inc., Investec Bank PLC and each of the additional lenders identified on the signature pages thereto.

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Schema Linkbase Document.

101.CAL	XBRL Taxonomy Definition Linkbase Document.

101.DEF	XBRL Taxonomy Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Labels Linkbase Document.

101.PRE	XBRL Taxonomy Presentation Linkbase Document.

¥	Portions of this exhibit have been omitted from the exhibit because they are both not material and would be competitively harmful if publicly disclosed.

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

SUNRUN INC.

Date: May 8, 2019	By:	/s/ Lynn Jurich
Lynn Jurich
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Bob Komin
Bob Komin
Chief Financial Officer
(Principal Accounting and Financial Officer)