Form 10-Q
period 2019-06-30
Sunrun Inc.
filed 2019-08-07
CIK 1469367

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number: 001-37511

Sunrun Inc.
(Exact name of registrant as specified in its charter)

Delaware	26-2841711
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

225 Bush Street, Suite 1400
San Francisco, California 94104
(Address of principal executive offices and Zip Code)

(415) 580-6900
(Registrant’s telephone number, including area code)

595 Market Street, 29th Floor
San Francisco, California 94105
(Former name or former address, if changed since last report)

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 5, 2019, the number of shares of the registrant’s common stock outstanding was 117,607,477.

Sunrun Inc.
Consolidated Balance Sheets
(In Thousands, Except Share Par Values)
(Unaudited)

	June 30, 2019	December 31, 2018
Assets
Current assets:
Cash	$299,537	$226,625
Restricted cash	54,182	77,626
Accounts receivable (net of allowances for doubtful accounts of $2,627 and $2,228 as of June 30, 2019 and December 31, 2018, respectively)	77,846	66,435
State tax credits receivable	—	2,697
Inventories	89,829	79,467
Prepaid expenses and other current assets	8,692	8,563
Total current assets	530,086	461,413
Restricted cash	148	148
Solar energy systems, net	4,149,883	3,820,017
Property and equipment, net	50,419	34,893
Intangible assets, net	8,382	10,088
Goodwill	87,543	87,543
Other assets	380,919	335,685
Total assets (1)	$5,207,380	$4,749,787
Liabilities and total equity
Current liabilities:
Accounts payable	$153,206	$131,278
Distributions payable to noncontrolling interests and redeemable noncontrolling interests	16,444	15,847
Accrued expenses and other liabilities	104,328	98,636
Deferred revenue, current portion	59,818	47,407
Deferred grants, current portion	8,029	7,885
Finance lease obligations, current portion	11,206	9,193
Recourse debt, current portion	239,035	—
Non-recourse debt, current portion	35,158	35,484
Pass-through financing obligation, current portion	10,666	26,461
Total current liabilities	637,890	372,191
Deferred revenue, net of current portion	643,613	544,218
Deferred grants, net of current portion	217,013	221,739
Finance lease obligations, net of current portion	14,363	9,992
Recourse debt	—	247,000
Non-recourse debt, net of current portion	1,688,989	1,466,438
Pass-through financing obligation, net of current portion	329,968	337,282
Other liabilities	113,992	48,210
Deferred tax liabilities	73,926	93,633
Total liabilities (1)	3,719,754	3,340,703
Commitments and contingencies (Note 15)
Redeemable noncontrolling interests	278,539	126,302
Stockholders’ equity:
Preferred stock, $0.0001 par value—authorized, 200,000 shares as of June 30, 2019 and December 31, 2018; no shares issued and outstanding as of June 30, 2019 and December 31, 2018	—	—
Common stock, $0.0001 par value—authorized, 2,000,000 shares as of June 30, 2019 and December 31, 2018; issued and outstanding, 117,199 and 113,149 shares as of June 30, 2019 and December 31, 2018, respectively	11	11
Additional paid-in capital	748,512	722,429
Accumulated other comprehensive loss	(47,954)	(3,124)
Retained earnings	214,976	229,391
Total stockholders’ equity	915,545	948,707
Noncontrolling interests	293,542	334,075
Total equity	1,209,087	1,282,782
Total liabilities, redeemable noncontrolling interests and total equity	$5,207,380	$4,749,787

1)
The Company’s consolidated assets as of June 30, 2019 and December 31, 2018 include $3,163,835 and $2,905,295, respectively, in assets of variable interest entities (“VIEs”) that can only be used to settle obligations of the VIEs. These assets include solar energy systems, net, as of June 30, 2019 and December 31, 2018 of $2,901,211 and $2,712,377, respectively; cash as of June 30, 2019 and December 31, 2018 of $167,194 and $105,494, respectively; restricted cash as of June 30, 2019 and December 31, 2018 of $681 and $2,071, respectively; accounts receivable, net as of June 30, 2019 and December 31, 2018 of $19,762 and $18,539, respectively; prepaid expenses and other current assets as of June 30, 2019 and December 31, 2018 of $387 and $387, respectively; and other assets as of June 30, 2019 and December 31, 2018 of $74,600 and $66,427, respectively. The Company’s consolidated liabilities as of June 30, 2019 and December 31, 2018 include $710,912 and $660,758, respectively, in liabilities of VIEs whose creditors have no recourse to the Company. These liabilities include accounts payable as of June 30, 2019 and December 31, 2018 of $8,512 and $12,136, respectively; distributions payable to noncontrolling interests and redeemable noncontrolling interests as of June 30, 2019 and December 31, 2018 of $16,257 and $15,797, respectively; accrued expenses and other current liabilities as of June 30, 2019 and December 31, 2018 of $7,742 and $7,122, respectively; deferred revenue as of June 30, 2019 and December 31, 2018 of $444,141 and $396,920, respectively; deferred grants as of June 30, 2019 and December 31, 2018 of $28,679 and $29,229, respectively; non-recourse debt as of June 30, 2019 and December 31, 2018 of $188,088 and $190,711, respectively; and other liabilities as of June 30, 2019 and December 31, 2018 of $17,493 and $8,843, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

Sunrun Inc.
Consolidated Statements of Operations
(In Thousands, Except Per Share Amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenue:
Customer agreements and incentives	$92,439	$91,605	$192,289	$158,595
Solar energy systems and product sales	112,156	78,933	206,810	156,306
Total revenue	204,595	170,538	399,099	314,901
Operating expenses:
Cost of customer agreements and incentives	70,594	57,769	140,087	112,345
Cost of solar energy systems and product sales	86,348	64,268	164,147	128,847
Sales and marketing	70,038	49,237	125,991	93,316
Research and development	6,555	5,052	12,029	8,948
General and administrative	33,044	28,130	62,107	61,023
Amortization of intangible assets	814	1,051	1,707	2,102
Total operating expenses	267,393	205,507	506,068	406,581
Loss from operations	(62,798)	(34,969)	(106,969)	(91,680)
Interest expense, net	42,309	31,872	83,649	60,070
Other expenses (income), net	1,388	508	6,144	(1,184)
Loss before income taxes	(106,495)	(67,349)	(196,762)	(150,566)
Income tax (benefit) expense	(1,910)	4,378	(5,271)	12,581
Net loss	(104,585)	(71,727)	(191,491)	(163,147)
Net loss attributable to noncontrolling interests and redeemable noncontrolling interests	(103,292)	(79,136)	(176,336)	(198,588)
Net (loss) income attributable to common stockholders	$(1,293)	$7,409	$(15,155)	$35,441
Net (loss) income per share attributable to common stockholders
Basic	$(0.01)	$0.07	$(0.13)	$0.33
Diluted	$(0.01)	$0.06	$(0.13)	$0.31
Weighted average shares used to compute net (loss) income per share attributable to common stockholders
Basic	115,765	109,559	114,843	108,510
Diluted	115,765	117,067	114,843	113,930

The accompanying notes are an integral part of these consolidated financial statements.

Sunrun Inc.
Consolidated Statements of Comprehensive (Loss) Income
(In Thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net (loss) income attributable to common stockholders	$(1,293)	$7,409	$(15,155)	$35,441
Other comprehensive (loss) income:
Unrealized (loss) gain on derivatives, net of income taxes	(26,109)	5,662	(43,122)	21,833
Interest expense (income) on derivatives recognized into earnings, net of income taxes	21	(422)	(968)	(1,636)
Other comprehensive (loss) income	(26,088)	5,240	(44,090)	20,197
Comprehensive (loss) income	$(27,381)	$12,649	$(59,245)	$55,638

Sunrun Inc.
Consolidated Statements of Redeemable Noncontrolling Interests and Equity
Three Months Ended June 30, 2019 and 2018
(In Thousands)
(Unaudited)

	Three Months Ended June 30, 2019
	Redeemable Noncontrolling Interests	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders' Equity	Noncontrolling Interests	Total Equity
		Shares	Amount	Shares	Amount
Balance at March 31, 2019	$137,616	—	$—	114,739	$11	$730,126	$(21,866)	$216,269	$924,540	$377,571	$1,302,111
Exercise of stock options	—	—	—	1,642	—	10,938	—	—	10,938	—	10,938
Issuance of restricted stock units, net of tax withholdings	—	—	—	232	—	(2,732)	—	—	(2,732)	—	(2,732)
Shares issued in connection with the Employee Stock Purchase Plan	—	—	—	586	—	3,397	—	—	3,397	—	3,397
Stock-based compensation	—	—	—	—	—	6,783	—	—	6,783	—	6,783
Contributions from noncontrolling interests and redeemable noncontrolling interests	170,164	—	—	—	—	—	—	—	—	7,998	7,998
Distributions to noncontrolling interests and redeemable noncontrolling interests	(3,552)	—	—	—	—	—	—	—	—	(14,424)	(14,424)
Net loss	(25,689)	—	—	—	—	—	—	(1,293)	(1,293)	(77,603)	(78,896)
Other comprehensive loss, net of taxes	—	—	—	—	—	—	(26,088)	—	(26,088)	—	(26,088)
Balance at June 30, 2019	$278,539	—	$—	117,199	$11	$748,512	$(47,954)	$214,976	$915,545	$293,542	$1,209,087

	Three Months Ended June 30, 2018
	Redeemable Noncontrolling Interests	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders' Equity	Noncontrolling Interests	Total Equity
		Shares	Amount	Shares	Amount
Balance at March 31, 2018	$133,524	—	$—	108,681	$11	$693,077	$10,825	$230,766	$934,679	$356,549	$1,291,228
Exercise of stock options	—	—	—	1,087	—	6,160	—	—	6,160	—	6,160
Issuance of restricted stock units, net of tax withholdings	—	—	—	317	—	(2,394)	—	—	(2,394)		(2,394)
Shares issued in connection with the Employee Stock Purchase Plan	—	—	—	402	—	1,755	—	—	1,755		1,755
Stock-based compensation	—	—	—	—	—	5,548	—	—	5,548		5,548
Contributions from noncontrolling interests and redeemable noncontrolling interests	20,344	—	—	—	—	—	—	—	—	3,520	3,520
Distributions to noncontrolling interests and redeemable noncontrolling interests	(2,777)	—	—	—	—	—	—	—	—	(15,190)	(15,190)
Net (loss) income	(21,162)	—	—	—	—	—		7,409	7,409	(57,974)	(50,565)
Other comprehensive loss, net of taxes	—	—	—	—	—	—	5,259		5,259	—	5,259
Balance at June 30, 2018	$129,929	—	$—	110,487	$11	$704,146	$16,084	$238,175	$958,416	$286,905	$1,245,321

Sunrun Inc.
Consolidated Statements of Redeemable Noncontrolling Interests and Equity
Six Months Ended June 30, 2019 and 2018
(In Thousands)
(Unaudited)

	Six Months Ended June 30, 2019
	Redeemable Noncontrolling Interests	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders' Equity	Noncontrolling Interests	Total Equity
		Shares	Amount	Shares	Amount
Balance at December 31, 2018	$126,302	—	$—	113,149	$11	$722,429	$(3,124)	$229,391	$948,707	$334,075	$1,282,782
Cumulative effect of adoption of new ASU (No. 2018-02)	—	—	—	—	—	—	(740)	740	—	—	—
Exercise of stock options	—	—	—	2,781	—	15,216	—	—	15,216	—	15,216
Issuance of restricted stock units, net of tax withholdings	—	—	—	683	—	(6,173)	—	—	(6,173)	—	(6,173)
Shares issued in connection with the Employee Stock Purchase Plan	—	—	—	586	—	3,397	—	—	3,397	—	3,397
Stock-based compensation	—	—	—	—	—	12,566	—	—	12,566	—	12,566
Contributions from noncontrolling interests and redeemable noncontrolling interests	201,774	—	—	—	—	—	—	—	—	128,537	128,537
Distributions to noncontrolling interests and redeemable noncontrolling interests	(6,678)	—	—	—	—	—	—	—	—	(29,527)	(29,527)
Net loss	(42,859)	—	—	—	—	—	—	(15,155)	(15,155)	(133,477)	(148,632)
Acquisition of noncontrolling interest	—	—	—	—	—	1,077	—	—	1,077	(6,066)	(4,989)
Other comprehensive loss, net of taxes	—	—	—	—	—	—	(44,090)	—	(44,090)	—	(44,090)
Balance at June 30, 2019	$278,539	—	$—	117,199	$11	$748,512	$(47,954)	$214,976	$915,545	$293,542	$1,209,087

	Six Months Ended June 30, 2018
	Redeemable Noncontrolling Interests	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders' Equity	Noncontrolling Interests	Total Equity
		Shares	Amount	Shares	Amount
Balance at December 31, 2017	$123,801	—	$—	107,350	$11	$682,950	$(4,113)	$202,734	$881,582	$358,934	$1,240,516
Exercise of stock options	—	—	—	1,529	—	8,068	—	—	8,068	—	8,068
Issuance of restricted stock units, net of tax withholdings	—	—	—	1,206	—	(4,878)	—	—	(4,878)	—	(4,878)
Shares issued in connection with the Employee Stock Purchase Plan	—	—	—	402	—	1,755	—	—	1,755	—	1,755
Stock-based compensation	—	—	—	—	—	16,251	—	—	16,251	—	16,251
Contributions from noncontrolling interests and redeemable noncontrolling interests	51,447	—	—	—	—	—	—	—	—	116,021	116,021
Distributions to noncontrolling interests and redeemable noncontrolling interests	(5,385)	—	—	—	—	—	—	—	—	(29,396)	(29,396)
Net (loss) income	(39,934)	—	—	—	—	—	—	35,441	35,441	(158,654)	(123,213)
Other comprehensive loss, net of taxes	—	—	—	—	—	—	20,197	—	20,197	—	20,197
Balance at June 30, 2018	$129,929	—	$—	110,487	$11	$704,146	$16,084	$238,175	$958,416	$286,905	$1,245,321

Sunrun Inc.
Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Six Months Ended June 30,
	2019	2018
Operating activities:
Net loss	$(191,491)	$(163,147)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization, net of amortization of deferred grants	89,019	73,980
Deferred income taxes	(5,271)	12,582
Stock-based compensation expense	12,566	16,242
Interest on pass-through financing obligations	12,378	7,002
Reduction in pass-through financing obligations	(19,702)	(10,142)
Other noncash items	6,714	12,131
Changes in operating assets and liabilities:
Accounts receivable	(12,848)	495
Inventories	(10,362)	13,123
Prepaid and other assets	(49,771)	(34,013)
Accounts payable	(1,567)	(32,840)
Accrued expenses and other liabilities	1,525	31,676
Deferred revenue	112,195	15,190
Net cash provided by (used in) operating activities	(56,615)	(57,721)
Investing activities:
Payments for the costs of solar energy systems	(388,430)	(346,962)
Purchases of property and equipment	(13,950)	(2,762)
Net cash used in investing activities	(402,380)	(349,724)
Financing activities:
Proceeds from state tax credits, net of recapture	2,329	10,434
Proceeds from issuance of recourse debt	55,000	2,000
Repayment of recourse debt	(62,965)	(2,000)
Proceeds from issuance of non-recourse debt	541,249	250,232
Repayment of non-recourse debt	(313,474)	(48,677)
Payment of debt fees	(7,462)	(9,133)
Proceeds from pass-through financing and other obligations	5,282	98,172
Early repayment of pass-through financing obligation	(7,597)	—
Payment of finance lease obligations	(6,445)	(4,081)
Contributions received from noncontrolling interests and redeemable noncontrolling interests	330,311	167,468
Distributions paid to noncontrolling interests and redeemable noncontrolling interests	(35,607)	(33,301)
Acquisition of noncontrolling interest	(4,600)	—
Proceeds from exercises of stock options, net of withholding taxes paid on restricted stock units	12,442	4,944
Net cash provided by financing activities	508,463	436,058
Net change in cash and restricted cash	49,468	28,613
Cash and restricted cash, beginning of period	304,399	241,790
Cash and restricted cash, end of period	$353,867	$270,403
Supplemental disclosures of cash flow information
Cash paid for interest	$37,782	$33,509
Cash paid for income taxes	$—	$—
Supplemental disclosures of noncash investing and financing activities
Purchases of solar energy systems and property and equipment included in accounts payable and accrued expenses	$50,549	$22,472
Right-of-use assets obtained in exchange for new finance lease liabilities	$12,484	$3,662

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
Sunrun acquires customers directly and through relationships with various solar and strategic partners (“Partners”). The Projects are constructed either by Sunrun or by Sunrun’s Partners and are owned by the Company. Sunrun’s customers enter into an agreement to utilize the solar energy system (“Customer Agreement”) which typically has an initial term of 20 or 25 years. Sunrun monitors, maintains and insures the Projects. The Company also sells solar energy systems and products, such as panels and racking and solar leads generated to customers.
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

Note 2. Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (the "SEC") regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. As such, these unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s annual report on Form 10-K for the year ended December 31, 2018. The results of the three and six months ended June 30, 2019 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2019 or other future periods.
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

Use of Estimates
The preparation of the consolidated financial statements requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The Company regularly makes estimates and assumptions, including, but not limited to, revenue recognition constraints that result in variable consideration, the discount rate used to adjust the promised amount of consideration for the effects of a significant financing component, the estimates that affect the collectability of accounts receivable, the valuation of inventories, the useful lives of solar energy systems, the useful lives of property and equipment, the valuation and useful lives of intangible assets, the effective interest rate used to amortize pass-through financing obligations, the discount rate used for operating and financing leases, the valuation of stock-based compensation, the determination of valuation allowances associated with deferred tax assets, the fair value of debt instruments disclosed and the redemption value of redeemable noncontrolling interests. The Company bases its estimates on historical experience and on various other assumptions believed to be reasonable. Actual results may differ from such estimates.
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
Revenue from external customers for each group of similar products and services is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Customer agreements	$85,277	$66,658	$163,805	$128,307
Incentives	7,162	24,947	28,484	30,288
Customer agreements and incentives	92,439	91,605	192,289	158,595

Solar energy systems	66,569	40,734	125,005	74,732
Products	45,587	38,199	81,805	81,574
Solar energy systems and product sales	112,156	78,933	206,810	156,306
Total revenue	$204,595	$170,538	$399,099	$314,901

Revenue from Customer Agreements includes payments by customers for the use of the solar energy system as well as utility and other rebates assigned by the customer to the Company in the Customer Agreement. Revenue from incentives includes revenue from the sale of investment tax credits ("ITCs") and solar renewable energy credits (“SRECs”).

Cash and Restricted Cash
Restricted cash represents amounts related to replacement of solar energy system components and obligations under certain financing transactions.
The following table provides a reconciliation of cash and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statement of cash flows. Cash and restricted cash consist of the following (in thousands):

	Six Months Ended June 30,
	2019	2018
Beginning of period:
Cash	$226,625	$202,525
Restricted cash, current and long-term	77,774	39,265
Total	$304,399	$241,790

End of period:
Cash	$299,537	$215,706
Restricted cash, current and long-term	54,330	54,697
Total	$353,867	$270,403

Accounts Receivable
Accounts receivable consist of amounts due from customers, as well as state and utility rebates due from government agencies and utility companies. Under Customer Agreements, the customers typically assign incentive rebates to the Company.
The opening balance of Accounts receivable, net was $60.4 million as of December 31, 2017. Accounts receivable, net, consists of the following (in thousands):

	June 30, 2019	December 31, 2018
Customer receivables	$77,074	$64,180
Other receivables	1,451	1,466
Rebates receivable	1,948	3,017
Allowance for doubtful accounts	(2,627)	(2,228)
Total	$77,846	$66,435

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

The opening balance of deferred revenue was $564.9 million as of December 31, 2017. Deferred revenue consists of the following (in thousands):

	June 30, 2019	December 31, 2018
Under Customer Agreements:
Payments received	$552,227	$538,926
Financing component balance	41,341	37,801
	593,568	576,727

Under SREC contracts:
Payments received	107,279	12,977
Financing component balance	2,584	1,921
	109,863	14,898

Total	$703,431	$591,625

In the three months ended June 30, 2019 and 2018, the Company recognized revenue of $15.5 million and $13.0 million, respectively, and in the six months ended June 30, 2019 and 2018, the Company recognized revenue of $29.5 million and $25.8 million, respectively, from amounts included in deferred revenue at the beginning of the respective periods. Revenue allocated to remaining performance obligations represents contracted revenue that has not yet been recognized and includes deferred revenue as well as amounts that will be invoiced and recognized as revenue in future periods. Contracted but not yet recognized revenue was approximately $5.9 billion as of June 30, 2019, of which the Company expects to recognize approximately 6% over the next 12 months. The annual recognition is not expected to vary significantly over the next 10 years as the vast majority of existing Customer Agreements have at least 10 years remaining, given that the average age of the Company's fleet of residential solar energy systems under Customer Agreements is less than four years due to the Company being formed in 2007 and having experienced significant growth in the last few years. The annual recognition on these existing contracts will gradually decline over the midpoint of the Customer Agreements over the following 10 years as the typical 20 or 25-year initial term expires on individual Customer Agreements. During the three months ended March 31, 2019, deferred revenue increased by $95.5 million arising from the Company's sale of the right to SRECs to be generated over the next 10 - 15 years by a group of solar energy systems. In connection with the sale, the Company repaid debt previously drawn against the rights to these SRECs.
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

Customer agreements and incentives
Customer agreements and incentives revenue is primarily comprised of revenue from Customer Agreements in which the Company provides continuous access to a functioning solar energy system and revenue from the sales of ITCs and SRECs generated by the Company’s solar energy systems to third parties.
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
SREC revenue arises from the sale of environmental credits generated by solar energy systems and is generally recognized upon delivery of the SRECs to the counterparty. For pass-through financing obligation Funds, the value attributable to the monetization of ITCs is recognized in the period a solar energy system is granted PTO - see Note 10, Pass-through Financing Obligations.
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
Recently Issued and Adopted Accounting Standards
Accounting standards adopted January 1, 2019:
In February 2018, the FASB issued Accounting Standards Update ("ASU") No. 2018-02, Income Statement -- Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which allows companies to reclassify stranded tax effects resulting from the Tax Cuts and Jobs Act from accumulated other comprehensive income to retained earnings. The Company adopted ASU No. 2018-02 effective January 1, 2019, which resulted in an adjustment of $0.7 million for the reclassification, as reflected in its consolidated statement of redeemable noncontrolling interests and equity. The Company uses the aggregate portfolio approach when reclassifying stranded tax effects from accumulated other comprehensive income.
In June 2018, the FASB issued ASU No. 2018-07, Compensation -- Stock Compensation (Topic 718), Improvements to Nonemployee Share-Based Payment Accounting, which aligns the accounting for share-based payment awards issued to employees and nonemployees; however, this amendment does not apply to instruments issued in a financing transaction nor to equity instruments granted to a customer under a contract in the scope of ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). Under this new amendment, equity-classified nonemployee share-based payments are measured at the grant-date fair value and recognized based on the probable outcome of the performance conditions. The Company adopted ASU No. 2018-07 effective January 1, 2019, and there was no material impact to its consolidated financial statements.
In July 2018, the FASB issued ASU No. 2018-09, Codification Improvements. This amendment makes changes to a variety of topics to clarify, correct errors in, or make minor improvements to the Accounting Standards Codification. The Company adopted ASU No. 2018-09 effective January 1, 2019, and there was no material impact to its consolidated financial statements.
In August 2018, the SEC adopted a Disclosure Update and Simplification release, which outlines Regulation S-X amendments to eliminate outdated or duplicative disclosure requirements. The final rule also amends the interim financial statement requirements to require a reconciliation of changes in stockholders’ equity in the notes or as a separate statement. These amendments are effective for all filings made 30 days after the amendments are published in the Federal Register, which was on October 4, 2018. The SEC announced that it would not object if the first presentation of the changes in stockholders’ equity for a calendar year end filer were made in the Company’s March 31, 2019 Form 10-Q. Effective with the interim report on Form 10-Q for the quarter ended March 31, 2019, the Company is now presenting consolidated statements of redeemable noncontrolling interests and equity.
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

Note 3. Fair Value Measurement
At June 30, 2019 and December 31, 2018, the carrying value of receivables, accounts payable, accrued expenses and distributions payable to noncontrolling interests approximates fair value due to their short-term nature and falls under the Level 2 hierarchy. The carrying values and fair values of debt instruments are as follows (in thousands):

	June 30, 2019		December 31, 2018
	Carrying Value	Fair Value	Carrying Value	Fair Value
Bank line of credit	$239,035	$239,035	$247,000	$247,000
Senior debt	818,804	819,026	828,517	828,309
Subordinated debt	315,913	327,749	273,337	272,937
Securitization debt	589,430	621,137	400,068	394,756
Total	$1,963,182	$2,006,947	$1,748,922	$1,743,002

At June 30, 2019 and December 31, 2018, the fair value of the Company’s lines of credit, and certain senior, subordinated and SREC loans approximate their carrying values because their interest rates are variable rates that approximate rates currently available to the Company. At June 30, 2019 and December 31, 2018, the fair value of the Company’s other debt instruments are based on rates currently offered for debt with similar maturities and terms. The Company’s fair value of the debt instruments fell under the Level 2 hierarchy. These valuation approaches involve some level of management estimation and judgment, the degree of which is dependent on the price transparency for the instruments or market.
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

At June 30, 2019 and December 31, 2018, financial instruments measured at fair value on a recurring basis, based upon the fair value hierarchy, are as follows (in thousands):

	June 30, 2019
	Level 1	Level 2	Level 3	Total
Derivative assets:
Interest rate swaps	$—	$111	$—	$111
Total	$—	$111	$—	$111
Derivative liabilities:
Interest rate swaps	$—	$56,590	$—	$56,590
Total	$—	$56,590	$—	$56,590

	December 31, 2018
	Level 1	Level 2	Level 3	Total
Derivative assets:
Interest rate swaps	$—	$6,958	$—	$6,958
Total	$—	$6,958	$—	$6,958
Derivative liabilities:
Interest rate swaps	$—	$11,910	$—	$11,910
Total	$—	$11,910	$—	$11,910

Note 4. Inventories
Inventories consist of the following (in thousands):

	June 30, 2019	December 31, 2018
Raw materials	$79,224	$64,256
Work-in-process	10,605	15,211
Total	$89,829	$79,467

Note 5. Solar Energy Systems, net
Solar energy systems, net consists of the following (in thousands):

	June 30, 2019	December 31, 2018
Solar energy system equipment costs	$4,177,481	$3,823,853
Inverters	433,730	396,054
Total solar energy systems	4,611,211	4,219,907
Accumulated depreciation and amortization	(615,316)	(535,891)
Construction-in-progress	153,988	136,001
Total solar energy systems, net	$4,149,883	$3,820,017

All solar energy systems, including construction-in-progress, are subject to signed Customer Agreements with customers. The Company recorded depreciation expense related to solar energy systems of $41.0 million and $33.9 million for the three months ended June 30, 2019 and 2018, respectively, and $80.4 million and $66.2 million for the six months ended June 30, 2019 and 2018, respectively. The depreciation expense was reduced by the amortization of deferred grants of $2.0 million and $1.9 million for the three months ended June 30, 2019 and 2018, respectively, and $4.0 million and $3.8 million for the six months ended June 30, 2019 and 2018, respectively.

Note 6. Other Assets
Other assets consist of the following (in thousands):

	June 30, 2019	December 31, 2018
Costs to obtain contracts- customer agreements	$246,434	$219,307
Costs to obtain contracts- incentives	2,481	—
Accumulated amortization of costs to obtain contracts	(30,511)	(24,992)
Unbilled receivables	100,594	81,703
Operating lease right-of-use assets	35,940	20,257
Other assets	25,981	39,410
Total	$380,919	$335,685

The Company recorded amortization of costs to obtain contracts of $2.9 million and $2.1 million for the three months ended June 30, 2019 and 2018, respectively, and $5.5 million and $4.0 million for the six months ended June 30, 2019 and 2018, respectively, in Sales and marketing in the consolidated statements of operations.

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

Note 7. Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consist of the following (in thousands):

	June 30, 2019	December 31, 2018
Accrued employee compensation	$33,770	$39,738
Operating lease obligations	10,072	7,857
Accrued interest	13,927	8,436
Accrued professional fees	9,993	9,199
Other accrued expenses	36,566	33,406
Total	$104,328	$98,636

Note 8. Indebtedness
As of June 30, 2019, debt consisted of the following (in thousands, except percentages):

	Carrying Values, net of debt discount			Unused Borrowing Capacity	Interest Rate (1)	Maturity Date
	Current	Long Term	Total
Recourse debt:
Bank line of credit	$239,035	$—	$239,035	$—	5.72% - 5.83%	April 2020
Total recourse debt	239,035	—	239,035	—

Non-recourse debt:
Senior	5,043	813,761	818,804	16,000	4.50% - 5.08%	April 2022 - October 2024
Subordinated	5,604	310,309	315,913	—	7.03% - 10.00%	March 2023 - July 2030
Securitization Class A	24,033	555,962	579,995	—	3.98% - 5.31%	July 2024 - June 2054
Securitization Class B	478	8,957	9,435	—	5.38%	July 2024
Total non-recourse debt	35,158	1,688,989	1,724,147	16,000
Total debt	$274,193	$1,688,989	$1,963,182	$16,000

(1)	Reflects contractual, unhedged rates. See Note 9, Derivatives for hedge rates.
As of December 31, 2018, debt consisted of the following (in thousands, except percentages):

	Carrying Values, net of debt discount			Unused Borrowing Capacity	Interest Rate (1)	Maturity Date
	Current	Long Term	Total
Recourse debt:
Bank line of credit	$—	$247,000	$247,000	$406	5.45% - 5.77%	April 2020
Total recourse debt	—	247,000	247,000	406

Non-recourse debt:
Senior	19,070	809,447	828,517	—	4.50% - 5.54%	September 2020 - October 2024
Subordinated	5,824	267,513	273,337	—	7.03% - 10.00%	September 2020 - January 2030
Securitization Class A	10,125	380,299	390,424	—	4.40% - 5.31%	July 2024 - April 2049
Securitization Class B	465	9,179	9,644	—	5.38%	July 2024
Total non-recourse debt	35,484	1,466,438	1,501,922	—
Total debt	$35,484	$1,713,438	$1,748,922	$406

(1)	Reflects contractual, unhedged rates. See Note 9, Derivatives for hedge rates.
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
Under the terms of the working capital facility, the Company is required to meet various restrictive covenants, such as the completion and presentation of audited consolidated financial statements, maintaining a minimum unencumbered liquidity of at least $25 million at the end of each calendar month, maintaining quarter end liquidity of at least $30 million, and maintaining a minimum interest coverage ratio of 3.00 or greater, measured quarterly as of the last day of each quarter. The Company was in compliance with all debt covenants as of June 30, 2019.
As of June 30, 2019, the balance under this facility was $239.0 million with a maturity date in April 2020. Although there is no assurance that the Company will be able to do so, the Company believes that it is probable that it will be able to extend or otherwise refinance the facility prior to maturity.

Senior and Subordinated Debt Facilities
Each of the Company's senior and subordinated debt facilities contains customary covenants including the requirement to maintain certain financial measurements and provide lender reporting. Each of the senior and subordinated debt facilities also contain certain provisions in the event of default that entitle lenders to take certain actions including acceleration of amounts due under the facilities and acquisition of membership interests and assets that are pledged to the lenders under the terms of the senior and subordinated debt facilities. The facilities are non-recourse to the Company and are secured by net cash flows from Customer Agreements less certain operating, maintenance and other expenses that are available to the borrower after distributions to tax equity investors, where applicable. The Company was in compliance with all debt covenants as of June 30, 2019.
As of June 30, 2019, certain subsidiaries of the Company have an outstanding balance of $280.5 million on secured credit facilities that were syndicated with various lenders due in October 2024. The credit facilities totaled $321.5 million and consisted of $309.0 million in term loans, and a $12.5 million revolving debt service reserve letter of credit facility. Term Loan A ("TLA") is a senior delayed draw term loan that bears interest at LIBOR +2.125% per annum for LIBOR loans or the Base Rate +1.125% per annum on Base Rate loans. Term Loan B ("TLB") is subordinated debt and consists of a Class A portion which accrues interest at a fixed interest rate of 7.03% per annum and a Class B portion which accrues interest at LIBOR +5.00% per annum or the Base Rate +4.00% per annum. The Base Rate is the highest of the Federal Funds Rate +0.50%, the Prime Rate, or LIBOR +1.00%. Under TLA, prepayments are permitted with no penalties.  Under TLB, prepayments are permitted with associated penalties ranging from 0% - 5% depending on the timing of prepayments.
As of June 30, 2019, certain subsidiaries of the Company have an outstanding balance of $183.4 million on senior secured credit facilities that were syndicated with various lenders due in April 2024. These facilities are subject to the National Grid project equity transaction. The credit facilities totaled $202.0 million and consisted of a $195.0 million senior delayed draw term loan facility and a $7.0 million revolving debt service reserve letter of credit facility. Loans under the facility bear interest at LIBOR +2.25% per annum, for the initial four-year period for LIBOR loans or the Base Rate +1.25% per annum for Base Rate Loans. The Base Rate is the highest of the Federal Funds Rate +0.50%, the Prime Rate, or LIBOR +1.00%. The facilities are non-recourse to the Company and are secured by net cash flows from Customer Agreements and SRECs, less certain operating, maintenance and other expenses that are available to the borrower after distributions to tax equity investors. Prepayments are permitted under the delayed draw term loan facility.
As of June 30, 2019, certain subsidiaries of the Company have an outstanding balance of $455.7 million on secured credit facilities agreements, as amended, with a syndicate of banks due in March 2023. The facilities totaled $595.0 million and consisted of a revolving aggregation facility (“Aggregation Facility”), a term loan ("Term Loan") and a revolving debt service reserve letter of credit facility. Senior loans under the Aggregation Facility bear interest at LIBOR +2.50% per annum for the initial three-year revolving availability period, stepping up to LIBOR +2.75% per annum in the following two-year period. The subordinated Term Loan bears interest at LIBOR +5.00% per annum for the first three-year period, stepping up to LIBOR +6.50% per annum thereafter. Term Loan prepayment penalties range from 0% - 1% depending on the timing of prepayments.
As of June 30, 2019, a subsidiary of the Company has an outstanding balance of $19.1 million on a term loan due in April 2022. The loan is secured by the assets and related net cash flow of this subsidiary and is non-recourse to the Company’s other assets. Loans under this facility bear interest at 4.50% per annum.
As of June 30, 2019, a subsidiary of the Company has an outstanding balance of $15.4 million on a secured, non-recourse loan agreement due in September 2022. The loan will be repaid through cash flows from a pass-through financing obligation arrangement previously entered into by the Company. The loan agreement contains customary covenants including the requirement to maintain certain financial measurements and provide lender reporting. The loan also contains certain provisions in the event of default that entitles the lender to take certain actions including acceleration of amounts due under the loan. Loans under this facility bear interest at LIBOR +2.25% per annum.
As of June 30, 2019, a subsidiary of the Company has an outstanding balance of $118.3 million on a term loan due in January 2030. The loan is secured by the assets and related net cash flow of this subsidiary and is non-recourse to the Company’s other assets. Loans under this facility bear interest at 10.00% per annum.

As of June 30, 2019, a subsidiary of the Company has an outstanding balance of $62.3 million on a term loan due in July 2030. The loan is secured by the assets and related net cash flow of this subsidiary and is non-recourse to the Company’s other assets. Loans under this facility bear interest between 2.00% - 3.25% plus 6.75% per annum.
Securitization Loans
Each of the Company's securitized loans contains customary covenants including the requirement to provide reporting to the indenture trustee and ratings agencies. Each of the securitized loans also contain certain provisions in the event of default which entitle the indenture trustee to take certain actions including acceleration of amounts due under the facilities and acquisition of membership interests and assets that are pledged to the lenders under the terms of the securitized loans. The facilities are non-recourse to the Company and are secured by net cash flows from Customer Agreements less certain operating, maintenance and other expenses that are available to the borrower after distributions to tax equity investors, where applicable. The Company was in compliance with all debt covenants as of June 30, 2019.
As of June 30, 2019, a subsidiary of the Company has an outstanding balance of $87.7 million on solar asset-backed notes ("Notes") secured by associated customer contracts (“Solar Assets”) held by a special purpose entity (“Issuer”). As of June 30, 2019 and December 31, 2018, these Solar Assets had a carrying value of $160.9 million and $164.7 million, respectively, and are included under solar energy systems, net, in the consolidated balance sheets. The Notes were issued at a discount of 0.08%.
As of June 30, 2019, a subsidiary of the Company has an outstanding balance of $302.7 million on solar asset-backed notes secured by net cash flows from Customer Agreements less certain operating, maintenance and other expenses that are available to the issuer after distributions to tax equity investors. The Notes were issued at a discount of 1.47%.
As of June 30, 2019, a subsidiary of the Company has an outstanding balance of $199.0 million on solar asset-backed notes secured by net cash flows from Customer Agreements less certain operating, maintenance and other expenses that are available to the issuer. The Notes were issued at a discount of 0.01%.

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
The interest rate swaps have been designated as cash flow hedges. The credit risk adjustment associated with these swaps is the risk of non-performance by the counterparties to the contracts. In the six months ended June 30, 2019, the hedge relationships on the Company’s interest rate swaps have been assessed as highly effective as the critical terms of the interest rate swaps match the critical terms of the underlying forecasted hedged transactions. Accordingly, changes in the fair value of these derivatives are recorded as a component of accumulated other comprehensive income, net of income taxes. Changes in the fair value of these derivatives are subsequently reclassified into earnings, and are included in interest expense, net in the Company’s statements of operations, in the period that the hedged forecasted transactions affects earnings.
All amounts in Accumulated other comprehensive income (loss) ("AOCI") in the consolidated statements of redeemable noncontrolling interests and equity relate to derivatives, refer to the consolidated statements of comprehensive (loss) income. The net (loss) gain on derivatives includes the tax effect of $9.8 million and $1.9 million for the three months ended June 30, 2019 and 2018, respectively, and $15.9 million and $7.1 million for the six months ended June 30, 2019 and 2018, respectively.
During the next 12 months, the Company expects to reclassify $3.5 million of net losses on derivative instruments from accumulated other comprehensive income to earnings. There were no undesignated derivative instruments recorded by the Company as of June 30, 2019.

The Company’s master netting and other similar arrangements allow net settlements under certain conditions. When those conditions are met, the Company presents derivatives at net fair value. As of June 30, 2019 the information related to these offsetting arrangements were as follows (in thousands):

Instrument Description	Gross Amounts of Recognized Assets / Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets / Liabilities Included in the Consolidated Balance Sheet
Assets:
Derivatives	$111	$—	$111

Liabilities:
Derivatives	(56,590)	—	(56,590)
Total	$(56,479)	$—	$(56,479)

As of December 31, 2018 the information related to these offsetting arrangements were as follows (in thousands):

Instrument Description	Gross Amounts of Recognized Assets / Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets / Liabilities Included in the Consolidated Balance Sheet
Assets:
Derivatives	$6,958	$(1,605)	$5,353

Liabilities:
Derivatives	(11,910)	1,605	(10,305)
Total	$(4,952)	$—	$(4,952)

At June 30, 2019, the Company had the following derivative instruments (dollars in thousands):

Type	Quantity	Effective Dates	Maturity Dates	Hedge Interest Rates	Notional Amount	Adjusted Net Fair Market Value
Interest rate swap	1	4/29/2016	8/31/2022	1.27% - 1.29%	$12,659	$111
Interest rate swaps	8	7/31/2017 - 1/31/2018	4/30/2024 - 10/20/2024	2.16% - 2.39%	282,140	(6,913)
Interest rate swaps	3	4/30/2021	10/30/2026 - 10/31/2026	2.89% - 3.08%	102,720	(6,117)
Interest rate swaps	2	10/31/2019	4/30/2027	1.89% - 1.90%	19,680	(119)
Interest rate swaps	4	1/31/2018 - 1/31/2020	4/30/2034 - 10/31/2034	2.62% - 2.78%	244,091	(17,100)
Interest rate swaps	8	7/31/2017 - 10/18/2024	4/30/2035 - 10/31/2035	2.56% - 2.95%	275,989	(10,117)
Interest rate swap	1	10/18/2024	10/31/2036	2.62% - 2.95%	14,656	(538)
Interest rate swaps	3	1/31/2019 - 4/30/2021	4/30/2037	3.28% - 3.30%	100,000	(10,879)
Interest rate swaps	3	10/30/2026 - 10/31/2026	1/31/2038	3.01% - 3.16%	101,135	(4,807)
Total					$1,153,070	$(56,479)

Note 10. Pass-through Financing Obligations
The Company's pass-through financing obligations ("financing obligations") arise when the Company leases solar energy systems to Fund investors who are considered commercial customers under a master lease agreement, and these investors in turn are assigned the Customer Agreements. The Company receives all of the value attributable to the accelerated tax depreciation and some or all of the value attributable to the other incentives. Given the assignment of operating cash flows, these arrangements are accounted for as financing obligations. The Company also sells the rights and related value attributable to the ITC to these investors.
Under these financing obligation arrangements, wholly owned subsidiaries of the Company finance the cost of solar energy systems with investors for an initial term of typically 20 or 22 years. The solar energy systems are subject to Customer Agreements with an initial term of typically 20 or 25 years that automatically renew on an annual basis. These solar energy systems are reported under the line item solar energy systems, net in the consolidated balance sheets. As of June 30, 2019 and December 31, 2018, the cost of the solar energy systems placed in service under the financing obligation arrangements was $658.2 million and $664.1 million, respectively. The accumulated depreciation related to these assets as of June 30, 2019 and December 31, 2018 was $85.7 million and $82.1 million, respectively.
The investors make a series of large up-front payments and, in certain cases, subsequent smaller quarterly payments (lease payments) to the subsidiaries of the Company. The Company accounts for the payments received from the investors under the financing obligation arrangements as borrowings by recording the proceeds received as financing obligations on its consolidated balance sheets, and cash provided by financing activities in its consolidated statement of cash flows. These financing obligations are reduced over a period of approximately 22 years by customer payments under the Customer Agreements, U.S. Treasury grants (where applicable) and proceeds from the contracted resale of SRECs as they are received by the investor. In addition, funds paid for the ITC value upfront are initially recorded as a refund liability and recognized as revenue as the associated solar energy system reaches PTO. The ITC value is reflected in the cash provided by operations on the consolidated statement of cash flows. The Company accounts for the Customer Agreements and any related U.S. Treasury grants, as well as the resale of SRECs, consistent with the Company’s revenue recognition accounting policies as described in Note 2, Summary of Significant Accounting Policies.
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
During the six months ended June 30, 2019, the Company made an early repayment of one of its financing obligations for $11.7 million, which resulted in a debt extinguishment expense of $4.4 million.

Note 11. VIE Arrangements
The Company consolidated various VIEs at June 30, 2019 and December 31, 2018. The carrying amounts and classification of the VIEs’ assets and liabilities included in the consolidated balance sheets are as follows (in thousands):

	June 30, 2019	December 31, 2018
Assets
Current assets
Cash	$167,194	$105,494
Restricted cash	681	2,071
Accounts receivable, net	19,762	18,539
Prepaid expenses and other current assets	387	387
Total current assets	188,024	126,491
Solar energy systems, net	2,901,211	2,712,377
Other assets	74,600	66,427
Total assets	$3,163,835	$2,905,295
Liabilities
Current liabilities
Accounts payable	$8,512	$12,136
Distributions payable to noncontrolling interests and redeemable noncontrolling interests	16,257	15,797
Accrued expenses and other liabilities	7,742	7,122
Deferred revenue, current portion	34,508	29,102
Deferred grants, current portion	1,014	982
Non-recourse debt, current portion	4,440	4,217
Total current liabilities	72,473	69,356
Deferred revenue, net of current portion	409,633	367,818
Deferred grants, net of current portion	27,665	28,247
Non-recourse debt, net of current portion	183,648	186,494
Other liabilities	17,493	8,843
Total liabilities	$710,912	$660,758

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
During the six months ended June 30, 2019, the Company acquired an investor's interest in a consolidated VIE for total cash consideration of $4.6 million. This transaction increased the Company's additional paid-in-capital, net of the related tax impact, by $1.1 million.

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
The carrying value of redeemable noncontrolling interests was greater than the redemption value except for nine and six Funds at June 30, 2019 and December 31, 2018, respectively, where the carrying value has been adjusted to the redemption value.

Note 13. Stock-Based Compensation
Stock Options
The following table summarizes the activity for all stock options under all of the Company’s equity incentive plans for the six months ended June 30, 2019 (shares and aggregate intrinsic value in thousands):

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2018	13,590	$6.07	6.63	$66,462
Granted	1,135	14.67
Exercised	(2,781)	5.49
Cancelled	(439)	7.35
Outstanding at June 30, 2019	11,505	$7.01	6.86	$135,174

Options vested and exercisable at June 30, 2019	7,085	$6.12	5.91	$89,540

Restricted Stock Units
The following table summarizes the activity for all restricted stock units (“RSUs”) under all of the Company’s equity incentive plans for the six months ended June 30, 2019 (shares in thousands):

	Number of Awards	Weighted Average Grant Date Fair Value
Unvested balance at December 31, 2018	4,182	$7.05
Granted	1,788	14.68
Issued	(683)	6.78
Cancelled / forfeited	(797)	7.59
Unvested balance at June 30, 2019	4,490	$10.03

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

Stock-Based Compensation Expense
The Company recognized stock-based compensation expense, including ESPP expenses, in the consolidated statements of operations as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Cost of customer agreements and incentives	$624	$667	$1,255	$1,279
Cost of solar energy systems and product sales	190	186	358	357
Sales and marketing	1,303	834	2,431	4,984
Research and development	408	311	744	605
General and administration	4,258	3,549	7,778	9,017
Total	$6,783	$5,547	$12,566	$16,242

In August 2017, the Company entered into an agreement with an affiliate ("Contractor") of Comcast Corporation ("Comcast") whereby Contractor will receive lead or sales fees for new customers it brings to the Company over a 40-month term. Comcast may also earn a warrant to purchase up to 11,793,355 shares of the Company's outstanding common stock, at an exercise price of $0.01 per warrant share. The warrant initially vests 50.05% when both (i) Contractor has earned a lead or sales fee with respect to 30,000 of installed solar energy systems, and (ii) Contractor or its affiliates have spent at least $10.0 million in marketing and sales in connection with the agreement. Thereafter, the warrant will vest in five additional increments for each additional 6,000 installed solar energy systems. On November 7, 2018 the warrant vesting schedule was modified so that it will initially vest either (i) as to 10.0% if Contractor has earned a lead or sales fee with respect to 6,000 of installed solar energy systems by September 30, 2019 or (ii) as to 13.3% if Contractor has earned a lead or sales fee with respect to 8,000 of installed solar energy systems by December 31, 2019, provided that, in either case, Contractor or its affiliates have spent at least $25.0 million in marketing and sales in connection with the agreement.  Thereafter, the warrant will vest in additional 8.3% increments for each additional 5,000 installed solar energy systems.  If the initial vesting conditions have not been met by December 31, 2019, the Warrant will expire.  As of August 7, 2019, none of the shares under this amended warrant have vested and, therefore, no expense has been recognized to date.

Note 14. Income Taxes
The income tax expense rate for the three months ended June 30, 2019 and 2018 was 1.8% and (6.5)%, respectively, and for the six months ended June 30, 2019 and 2018 was 2.7% and (8.4)%, respectively. The differences between the actual consolidated effective income tax rate and the U.S. federal statutory rate were primarily attributable to an increase in valuation allowance on deferred tax assets, the allocation of losses on noncontrolling interests, redeemable noncontrolling interests, and stock compensation deductions.
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
Uncertain Tax Positions

As of June 30, 2019 and December 31, 2018, the Company had $0.6 million of unrecognized tax benefits related to an acquisition in 2015. During the three and six months ended June 30, 2019, the Company recorded an income tax benefit of $0.6 million from the release of unrecognized tax benefits and $0.2 million from the release of interest and penalties due to the expiration of federal and California statute of limitations. As of June 30, 2019, the Company has no other uncertain tax positions.

Net Operating Loss Carryforwards
As a result of the Company’s net operating loss carryforwards as of June 30, 2019 and December 31, 2018, the Company does not expect to pay income tax, including in connection with its income tax provision for the six months ended June 30, 2019. As of December 31, 2018, the Company had net operating loss carryforwards for federal, California, and other state income tax purposes of approximately $1.1 billion, $572.2 million, $535.8 million, respectively. Federal and certain state net operating loss carryforwards generated in tax years beginning after December 31, 2017 total $331.0 million and $444.0 million, respectively, and have indefinite carryover periods and do not expire. If not utilized, the remaining federal net operating loss will begin to expire in 2028, and the state operating losses will begin to expire in 2024.

Note 15. Commitments and Contingencies
Letters of Credit
As of June 30, 2019 and December 31, 2018, the Company had $12.0 million and $9.7 million, respectively, of unused letters of credit outstanding, which carry fees of 2.75% - 3.25% per annum and 2.50% - 3.25% per annum, respectively.
Operating and Finance Leases
The Company leases real estate under non-cancellable-operating leases and equipment under finance leases.
The components of lease expense were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Finance lease cost:
Amortization of right-of-use assets	$3,748	$2,723	$7,232	$5,357
Interest on lease liabilities	433	128	672	247
Operating lease cost	3,620	2,505	6,499	5,134
Short-term lease cost	621	154	1,145	355
Variable lease cost	1,019	730	1,896	1,507
Sublease income	(193)	(119)	(349)	(225)
Total lease cost	$9,248	$6,121	$17,095	$12,375

Other information related to leases was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$2,968	$2,655	$5,535	$5,255
Operating cash flows from finance leases	238	95	439	204
Financing cash flows from finance leases	3,440	1,968	6,445	4,081
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	(245)	(1,026)	20,150	91
Finance leases	9,371	4,043	12,937	4,142
Weighted average remaining lease term (years):
Operating leases	5.3	3.7	5.3	3.7
Finance leases	3.1	2.2	3.1	2.2
Weighted average discount rate:
Operating leases	5.2%	4.1%	5.2%	4.1%
Finance leases	4.2%	3.7%	4.2%	3.7%

Future minimum lease payments under non-cancellable leases as of June 30, 2019 were as follows (in thousands):

	Operating Leases	Sublease Income	Net Operating Leases	Finance Leases
2019	$11,953	$781	$11,172	$11,912
2020	11,739	757	10,982	7,541
2021	10,327	276	10,051	5,063
2022	8,920	—	8,920	2,250
2023	7,321	—	7,321	60
Thereafter	9,737	—	9,737	21
Total future lease payments	59,997	1,814	58,183	26,847
Less: Amount representing interest	5,693	—	5,693	1,278
Present value of future payments	54,304	1,814	52,490	25,569
Less: Short term leases not recorded as a liability	11,386	—	11,386	—
Less: Tenant incentives	204	—	204	—
Revised Present value of future payments	42,714	1,814	40,900	25,569
Less: Current portion	10,072	—	10,072	11,206
Long-term portion	$32,642	$1,814	$30,828	$14,363

During the six months ended June 30, 2019, the Company entered into two non-cancellable operating lease agreements for corporate office space in San Francisco, California and Denver, Colorado for the next five and seven years, respectively, to replace existing office space whose lease terms expire in 2019.
Purchase Commitment
The Company entered into commitments, which have the ability to be canceled without significant penalties, with multiple suppliers to purchase $87.8 million of photovoltaic modules and inverters by the end of 2019.

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
ITC and Cash Grant Indemnification
The Company is contractually committed to compensate certain investors for any losses that they may suffer in certain limited circumstances resulting from reductions in ITCs or U.S. Treasury grants. Generally, such obligations would arise as a result of reductions to the value of the underlying solar energy systems as assessed by the Internal Revenue Service (the “IRS”). At each balance sheet date, the Company assesses and recognizes, when applicable, the potential exposure from this obligation based on all the information available at that time, including any audits undertaken by the IRS. The Company believes that this obligation is not probable based on the facts known as of the filing date of this Quarterly Report on Form 10-Q. The maximum potential future payments that the Company could have to make under this obligation would depend largely on the difference between the prices at which the solar energy systems were sold or transferred to the Funds (or, in certain structures, the fair market value claimed in respect of such systems (referred to as "claimed values")) and the eligible basis determined by the IRS. The Company set the purchase prices and claimed values based on fair market values determined with the assistance of an independent third-party appraisal with respect to the systems that generate ITCs that are passed-through to, and claimed by, the Fund investors. Since the Company cannot determine how the IRS may evaluate system values used in claiming ITCs, the Company is unable to reliably estimate the maximum potential future payments that it could have to make under this obligation as of each balance sheet date, though any potential future payments are mitigated by the insurance policy. In April 2018, the Company purchased an insurance policy providing for certain payments by the insurers in the event there is any final determination (including a judicial determination) that reduced the ITCs claimed in respect of solar energy systems sold or transferred to most Funds through April 2018, or later, in the case of Funds added to the policy after such date. In general, the policy indemnifies the Company and related parties for additional taxes (including penalties and interest) owed in respect of lost ITCs, gross-up costs and expenses incurred in defending such claim, subject to negotiated exclusions from, and limitations to, coverage.
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
On November 20, 2015, a putative class action captioned Slovin et al. v. Sunrun Inc. and Clean Energy Experts, LLC, Case No. 4:15-cv-05340, was filed in the United States District Court, Northern District of California. The complaint generally alleged violations of the Telephone Consumer Protection Act (the “TCPA”) on behalf of an individual and putative classes of persons alleged to be similarly situated. Plaintiffs filed a First Amended Complaint on December 2, 2015, and a Second Amended Complaint on March 25, 2016, also asserting individual and putative class claims under the TCPA. By Order entered on April 28, 2016, the Court granted the Company’s motion to strike the class allegations set forth in the Second Amended Complaint, and granted leave to amend. Plaintiffs filed a Third Amended Complaint on July 12, 2016 asserting individual and putative class claims under the TCPA. On October 12, 2016, the Court denied the Company’s motion to again strike the class allegations set forth in the Third Amended Complaint. On October 3, 2017, plaintiffs filed a motion for leave to file a Fourth Amended Complaint, seeking to, among other things, revise the definitions of the classes that plaintiffs seek to represent. In each iteration of their complaint, plaintiffs seek statutory damages, equitable and injunctive relief, and attorneys’ fees and costs, on behalf of themselves and the absent classes. On April 12, 2018, the Company and plaintiffs advised the Court that they reached a settlement in principle, and the Court vacated all deadlines relating to the motion for class certification. On September 27, 2018, Plaintiffs filed a motion for preliminary approval to settle all claims against the Company for $5.5 million, which was accrued as of March 31, 2018. On November 27, 2018, a hearing was held on Plaintiff's motion for preliminary approval. The Court requested certain clarifications be made to the proposed settlement agreement and notice documents. On January 11, 2019, Plaintiffs filed revised settlement documents reflecting the changes requested by the Court, and on July 19, 2019, the Court granted final approval of the settlement.
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

Note 16. Earnings Per Share
The computation of the Company’s basic and diluted net (loss) income per share is as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Numerator:
Net (loss) income attributable to common stockholders	$(1,293)	$7,409	$(15,155)	$35,441
Denominator:
Weighted average shares used to compute net (loss) income per share attributable to common stockholders, basic	115,765	109,559	114,843	108,510
Weighted average effect of potentially dilutive shares to purchase common stock	—	7,508	—	5,420
Weighted average shares used to compute net (loss) income per share attributable to common stockholders, diluted	115,765	117,067	114,843	113,930
Net (loss) income per share attributable to common stockholders
Basic	$(0.01)	$0.07	$(0.13)	$0.33
Diluted	$(0.01)	$0.06	$(0.13)	$0.31

The following shares were excluded from the computation of diluted net (loss) income per share as the impact of including those shares would be anti-dilutive (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Warrants	—	1,251	—	1,251
Outstanding stock options	1,512	2,188	1,413	6,052
Unvested restricted stock units	352	334	916	1,057
Total	1,864	3,773	2,329	8,360

Note 17. Subsequent Events
In July 2019, Sunrun acquired certain assets and liabilities of an existing channel partner with multi-family solar project origination and development capabilities, for an upfront fee of $2.7 million and contingent origination fees based upon new future deployments through 2022. The acquisition is expected to be accounted for under FASB Accounting Standards Codification Topic 805, Business Combinations, and the Company is currently evaluating this guidance and the impact it may have on the Company's consolidated financial statements and disclosures.

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

•	determinations by the Internal Revenue Service of the fair market value of our solar energy systems;

•	the retail price of utility-generated electricity or electricity from other energy sources;

•	regulatory and policy development and changes;

•	our ability to manage our supply chains and distribution channels;

•	our industry’s, and specifically our, continued ability to manage costs (including, but not limited to, equipment costs) associated with solar service offerings;

•	our strategic partnerships and expected benefits of such partnerships;

•	the sufficiency of our cash, investment fund commitments and available borrowings to meet our anticipated cash needs;

•	our need and ability to raise capital, refinance existing debt, and finance our operations and solar energy systems from new and existing investors;

•	the potential impact of interest rates on our interest expense;

•	our business plan and our ability to effectively manage our growth, including our rate of revenue growth;

•	our ability to further penetrate existing markets, expand into new markets and our expectations regarding market growth (including, but not limited to, expected cancellation rates);

•	our expectations concerning relationships with third parties, including the attraction, retention and continued existence of qualified solar partners;

•	the impact of seasonality on our business;

•	our investment in research and development and new product offerings;

•	our ability to protect our intellectual property and customer data, as well as to maintain our brand;

•	technical and capacity limitations imposed by power grid operators;

•	the willingness of and ability of our solar partners to fulfill their respective warranty and other contractual obligations;

•	our ability to renew or replace expiring, cancelled or terminated solar service agreements at favorable rates or on a long-term basis;

•	the ability of our solar energy systems to operate or deliver energy for any reason, including if interconnection or transmission facilities on which we rely become unavailable;

•	our expectations regarding certain performance objectives and the renewal rates and purchase value of our solar energy systems after expiration of our Customer Agreements; and

•	the calculation of certain of our key financial and operating metrics and accounting policies.
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
Overview

Sunrun’s mission is to provide our customers with clean, affordable solar energy and storage, and a best-in-class customer experience. In 2007, we pioneered the residential solar service model, creating a low-cost solution for customers seeking to lower their energy bills. By removing the high initial cost and complexity of cash system sales that used to define the residential solar industry, we have fostered the industry’s rapid growth and exposed an enormous market opportunity. Our relentless drive to increase the accessibility of solar energy is fueled by our enduring vision: to create a planet run by the sun.

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

Our core solar service offerings are provided through our lease and power purchase agreements, which we refer to as our “Customer Agreements” and which provide customers with simple, predictable pricing for solar energy that is insulated from rising retail electricity prices. While customers have the option to purchase a solar energy system outright from us, most of our customers choose to buy solar as a service from us through our Customer Agreements without the significant upfront investment of purchasing a solar energy system. With our solar service offerings, we install solar energy systems on our customers’ homes and provide them the solar power produced by those systems for typically a 20-year initial term. In certain markets, we offer a 25-year initial term service offering. In addition, we monitor, maintain and insure the system during the term of the contract. In exchange, we receive predictable cash flows from high credit quality customers and qualify for tax and other benefits. We finance portions of these tax benefits and cash flows through tax equity, non-recourse debt and project equity structures in order to fund our upfront costs, overhead and growth investments. We develop valuable customer relationships that can extend beyond this initial contract term and provide us an opportunity to offer additional services in the future, such as our home battery storage service. Since our founding, we have continued to invest in a platform of services and tools to enable large scale operations for us and our partner network, and these partners include solar integrators, sales partners, installation partners and other strategic partners. The platform includes processes and software, as well as fulfillment and acquisition of marketing leads. We believe our platform empowers new market entrants and smaller industry participants to profitably serve our large and underpenetrated market without making the significant investments in technology and infrastructure required to compete effectively against established industry players. Our platform provides the support for our multi-channel model, which drives broad customer reach and capital-efficient growth.

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
We have experienced substantial growth in our business and operations since our inception in 2007. As of June 30, 2019, we operated the second largest fleet of residential solar energy systems in the United States and provided our solar services to approximately 255,000 customers in 22 states, as well as the District of Columbia and Puerto Rico. We have an aggregate of 1,763 Megawatts Deployed as of June 30, 2019, and our Gross Earning Assets as of June 30, 2019 were approximately $3.3 billion. Please see the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Key Operating Metrics” for more details on how we calculate Megawatts Deployed and Gross Earning Assets.
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
From inception to August 5, 2019, we have formed 41 investment funds. Of these, 31 are currently active and are described below. We have established different types of investment funds to implement our asset monetization strategy. Depending on the nature of the investment fund, cash may be contributed to the investment fund by the investor upfront or in stages based on milestones associated with the design, construction or interconnection status of the solar energy systems. The cash contributed by the fund investor is used by the investment fund to purchase solar energy systems. The investment funds either own or enter into a master lease with a Sunrun subsidiary for the solar energy systems, Customer Agreements and associated incentives. We receive on-going cash distributions from the investment funds representing a portion of the monthly customer payments received. We use the upfront cash, as well as on-going distributions, to cover our costs associated with designing, purchasing and installing the solar energy systems. In addition, we also use debt, equity and other financing strategies to fund our operations. The allocation of the economic benefits between us and the fund investor and the corresponding accounting treatment varies depending on the structure of the investment fund.

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
The table below provides an overview of our current investment funds (dollars in millions):

		Consolidated Joint Ventures
	Pass-Through Financing Obligations	Partnership Flip	JV Inverted Lease
Consolidation	Owner entity consolidated, tenant entity not consolidated	Single entity, consolidated	Owner and tenant entities consolidated
Balance sheet classification	Pass-through financing obligation	Redeemable noncontrolling interests and noncontrolling interests	Redeemable noncontrolling interests and noncontrolling interests
Revenue from ITCs	Recognized on the PTO date	None	None
Method of calculating investor interest	Effective interest rate method	Greater of HLBV or redemption value	Greater of HLBV or redemption value; or pro rata
Liability balance as of June 30, 2019	$340.6	N/A	N/A
Noncontrolling interest balance (redeemable or otherwise) as of June 30, 2019	N/A	$537.3	$34.8
Number of funds (as of June 30, 2019)	6	22	4
Megawatts Deployed (as of June 30, 2019)	218.9	1,043.7	113.9
Carrying value of solar energy systems, net (as of June 30, 2019)	$573.0	$2,592.2	$345.4
Contributions from third-party fund investors (through June 30, 2019)	$765.2	$2,212.7	$274.6

For further information regarding our investment funds, including the associated risks, see Part II, Item 1A. Risk Factors— "Our ability to provide our solar service offerings to customers on an economically viable basis depends in part on our ability to finance these systems with fund investors who seek particular tax and other benefits”, as well as Note 10, Pass-through Financing Obligations, Note 11, VIE Arrangements and Note 12, Redeemable Noncontrolling Interests and Equity to our consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

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

•
Gross Earning Assets represents the net cash flows (discounted at 6%) we expect to receive during the initial term of our Customer Agreements (typically 20 or 25 years) for systems that have been deployed as of the measurement date, plus a discounted estimate of the value of the Customer Agreement renewal term or solar energy system purchase at the end of the initial term. Consistent with industry standards, we use a discount rate of 6%. We consider a discount rate of 6% to be appropriate and consistent with recent market transactions that demonstrate that a portfolio of residential solar customer contracts is an asset class that can be securitized successfully on a long-term basis, with a coupon of less than 5%. We calculate the Gross Earning Assets value of the purchase or renewal amount at the expiration of the initial contract term assuming either a system purchase or a five year renewal (for our 25-year Customer Agreements) or a 10-year renewal (for our 20-year Customer Agreements), in each case forecasting only a 30-year customer relationship (although the customer may renew for additional years, or thereafter purchase the system), at a contract rate equal to 90% of the customer’s contractual rate in effect at the end of the initial contract term. After the initial (generally 20 or 25 year) contract term, our Customer Agreements typically automatically renew on an annual basis and the rate is initially set at up to a 10% discount to then-prevailing power prices.

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

	As of June 30,
	2019	2018
Cumulative Megawatts Deployed (end of period)	1,763	1,360

	As of June 30,
	2019	2018

	(in thousands)
Gross Earning Assets Under Energy Contract	$2,252,118	$1,715,109
Gross Earning Assets Value of Purchase or Renewal	1,060,236	863,357
Gross Earning Assets	$3,312,354	$2,578,466

The tables below provide a range of Gross Earning Asset amounts if different default, discount and purchase and renewal assumptions were used.
Gross Earning Assets Under Energy Contract:

	As of June 30, 2019
	Discount rate
Default rate	4%	5%	6%	7%	8%

	(in thousands)
5%	$2,587,936	$2,379,156	$2,194,340	$2,030,223	$1,884,042
0%	$2,659,203	$2,443,223	$2,252,118	$2,082,495	$1,931,476
Gross Earning Assets Value of Purchase or Renewal:

	As of June 30, 2019
	Discount rate
Purchase or Renewal rate	4%	5%	6%	7%	8%

	(in thousands)
80%	$1,394,158	$1,133,049	$923,992	$756,035	$620,642
90%	$1,599,714	$1,300,115	$1,060,236	$867,513	$712,154
100%	$1,805,270	$1,467,181	$1,196,480	$978,991	$803,665

Total Gross Earning Assets:

	As of June 30, 2019
	Discount rate
Purchase or Renewal rate	4%	5%	6%	7%	8%

	(in thousands)
80%	$4,053,361	$3,576,272	$3,176,110	$2,838,530	$2,552,119
90%	$4,258,916	$3,743,338	$3,312,354	$2,950,008	$2,643,630
100%	$4,464,472	$3,910,404	$3,448,599	$3,061,486	$2,735,142

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

	(in thousands, except per share data)
Revenue:
Customer agreements and incentives	$92,439	$91,605	$192,289	$158,595
Solar energy systems and product sales	112,156	78,933	206,810	156,306
Total revenue	204,595	170,538	399,099	314,901
Operating expenses:
Cost of customer agreements and incentives	70,594	57,769	140,087	112,345
Cost of solar energy systems and product sales	86,348	64,268	164,147	128,847
Sales and marketing	70,038	49,237	125,991	93,316
Research and development	6,555	5,052	12,029	8,948
General and administrative	33,044	28,130	62,107	61,023
Amortization of intangible assets	814	1,051	1,707	2,102
Total operating expenses	267,393	205,507	506,068	406,581
Loss from operations	(62,798)	(34,969)	(106,969)	(91,680)
Interest expense, net	42,309	31,872	83,649	60,070
Other expenses (income), net	1,388	508	6,144	(1,184)
Loss before income taxes	(106,495)	(67,349)	(196,762)	(150,566)
Income tax (benefit) expense	(1,910)	4,378	(5,271)	12,581
Net loss	(104,585)	(71,727)	(191,491)	(163,147)
Net loss attributable to noncontrolling interests and redeemable noncontrolling interests	(103,292)	(79,136)	(176,336)	(198,588)
Net (loss) income attributable to common stockholders	$(1,293)	$7,409	$(15,155)	$35,441
Net (loss) income per share attributable to common stockholders
Basic	$(0.01)	$0.07	$(0.13)	$0.33
Diluted	$(0.01)	$0.06	$(0.13)	$0.31
Weighted average shares used to compute net (loss) income per share attributable to common stockholders
Basic	115,765	109,559	114,843	108,510
Diluted	115,765	117,067	114,843	113,930

Comparison of the Three Months Ended June 30, 2019 and 2018
Revenue

	Three Months Ended June 30,		Change
	2019	2018	$	%

	(in thousands)
Customer agreements	$85,277	$66,658	$18,619	28%
Incentives	7,162	24,947	(17,785)	(71)%
Customer agreements and incentives	92,439	91,605	834	1%

Solar energy systems	66,569	40,734	25,835	63%
Products	45,587	38,199	7,388	19%
Solar energy systems and product sales	112,156	78,933	33,223	42%
Total revenue	$204,595	$170,538	$34,057	20%
Customer Agreements and Incentives. The $18.6 million increase in revenue from Customer Agreements was primarily due to both an increase in solar energy systems under Customer Agreements being placed in service in the period from July 1, 2018 through June 30, 2019, plus a full quarter of revenue recognized in the second quarter of 2019 for systems placed in service in the second quarter of 2018 versus only a partial quarter of such revenue related to the period in which the assets were in service in 2018. Revenue from incentives consists of sales of ITCs and SRECs, which decreased by $17.8 million during the three months ended June 30, 2019, compared to the prior year. The decrease was due to the sale of ITCs under a financing obligation fund opened in 2018, with PTO activity in that fund primarily concluding during the second quarter of 2019. There has been no such comparable fund opened in 2019.
Solar Energy Systems and Product Sales. Revenue from solar energy systems sales increased by $25.8 million compared to the prior year due to increased demand through retail partners. Product sales increased by $7.4 million, primarily due to an increase in the volume of wholesale products sold.
Operating Expenses

	Three Months Ended June 30,		Change
	2019	2018	$	%

	(in thousands)
Cost of customer agreements and incentives	$70,594	$57,769	$12,825	22%
Cost of solar energy systems and product sales	86,348	64,268	22,080	34%
Sales and marketing	70,038	49,237	20,801	42%
Research and development	6,555	5,052	1,503	30%
General and administrative	33,044	28,130	4,914	17%
Amortization of intangible assets	814	1,051	(237)	(23)%
Total operating expenses	$267,393	$205,507	$61,886	30%
Cost of Customer Agreements and Incentives. The $12.8 million increase in Cost of customer agreements and incentives was primarily due to the increase in solar energy systems placed in service in the period from July 1, 2018 through June 30, 2019, plus a full quarter of costs recognized in the second quarter of 2019 for systems placed in service in the second quarter of 2018 versus only a partial quarter of such expenses related to the period in which the assets were in service in 2018.

The cost of Customer Agreements and incentives increased to 76% of customer agreements and incentives revenue during the three months ended June 30, 2019, from 63% during the three months ended June 30, 2018 due to the $17.8 million decrease in revenue from incentives, as discussed above. The cost of sales related to incentives was minimal.
Cost of Solar Energy Systems and Product Sales. The $22.1 million increase in Cost of solar energy systems and product sales was due to the corresponding net increase in the solar energy systems and product sales discussed above.
Sales and Marketing Expense. The $20.8 million increase in Sales and marketing expense was primarily attributable to an increase in headcount driving higher employee compensation, as well as an increase in costs to acquire customers through our retail channels and sales lead generating partners. Included in sales and marketing expense is $2.9 million and $2.1 million of amortization of costs to obtain Customer Agreements for the period ended June 30, 2019 and 2018, respectively.
Research and Development Expense. The $1.5 million increase in Research and development expense was primarily attributable to hiring of personnel to support the growth of our business.
General and Administrative Expense. The $4.9 million increase in General and administrative expenses was primarily attributable to increased employee compensation, as well as a temporary duplication of rent expense associated with the transition of corporate office spaces in San Francisco and Denver.
Non-Operating Expenses

	Three Months Ended June 30,		Change
	2019	2018	$	%

	(in thousands)
Interest expense, net	$42,309	$31,872	$10,437	33%
Other expenses, net	$1,388	$508	$880	173%

Interest Expense, net. The increase in Interest expense, net of $10.4 million was related to additional non-recourse and pass-through financing obligation debt entered into subsequent to June 30, 2018. Included in net interest expense is $7.4 million and $5.7 million of non-cash interest recognized under Customer Agreements that have a significant financing component for the period ended June 30, 2019 and 2018, respectively.

Other Expenses (Income), net. The $1.4 million of Other expenses, net during the three months ended June 30, 2019 relates primarily to a loss from the early extinguishment of certain non-recourse debt in 2019.
Income Tax Expense

	Three Months Ended June 30,		Change
	2019	2018	$	%

	(in thousands)
Income tax (benefit) expense	$(1,910)	$4,378	$(6,288)	(144)%

The tax benefit at the statutory rate of 21.0% for 2019 was reduced by the allocation of the losses to noncontrolling interests and redeemable noncontrolling interests of 20.4% and change in valuation allowance of 4.3% and increased by stock compensation deductions of 3.2% and other miscellaneous items of 2.3%. The tax expense at the statutory rate of 21.0% for 2018 was reduced by the allocation of losses to noncontrolling interests and redeemable noncontrolling interests of 24.7% and by other miscellaneous items of 2.8%.

The decrease in Income tax expense of $6.3 million primarily relates to a decrease in tax expense related to a higher pre-tax loss and an increase in stock compensation deductions that was offset by an increase in noncontrolling interests and valuation allowance. Given our net operating loss carryforwards as of December 31, 2018, we do not expect to pay income tax until our net operating losses incurred prior to the enactment of the Tax Act are fully utilized. As of the year ended December 31, 2018, our federal and state net operating loss carryforwards were $1.1 billion and $1.1 billion, respectively. Federal and certain state net operating loss carryforwards generated in tax years beginning after December 31, 2017 total $331.0 million and $444.0 million, respectively, and have indefinite carryover periods and do not expire. If not utilized, the remaining federal net operating loss will begin to expire in 2028, and the state operating losses will begin to expire in 2024.
Net Loss Attributable to Noncontrolling Interests and Redeemable Noncontrolling Interests

	Three Months Ended June 30,		Change
	2019	2018	$	%

	(in thousands)
Net loss attributable to noncontrolling interests and redeemable noncontrolling interests	$(103,292)	$(79,136)	$(24,156)	31%

The increase in net loss attributable to noncontrolling interests and redeemable noncontrolling interests of $24.2 million was primarily a result of the addition of three investment funds since June 30, 2018, as well as the HLBV method used in determining the amount of net loss attributable to noncontrolling interests and redeemable noncontrolling interests, which generally allocates more loss to the noncontrolling interest in the first several years after fund formation.
Comparison of the Six Months Ended June 30, 2019 and 2018
Revenue

	Six Months Ended June 30,		Change
	2019	2018	$	%

	(in thousands)
Customer agreements	$163,805	$128,307	$35,498	28%
Incentives	28,484	30,288	(1,804)	(6)%
Customer agreements and incentives	192,289	158,595	33,694	21%

Solar energy systems	125,005	74,732	50,273	67%
Products	81,805	81,574	231	—%
Solar energy systems and product sales	206,810	156,306	50,504	32%
Total revenue	$399,099	$314,901	$84,198	27%
Customer Agreements and Incentives. The $35.5 million increase in revenue from Customer Agreements was primarily due to both an increase in solar energy systems under Customer Agreements being placed in service in the period from July 1, 2018 through June 30, 2019, plus a full half year of revenue recognized in 2019 for systems placed in service in first half of 2018 versus only a partial first half of such revenue related to the period in which the assets were in service in 2018. Revenue from incentives consists of sales of ITCs and SRECs, which decreased by $1.8 million during the six months ended June 30, 2019, compared to the prior year. The decrease was due to the sale of ITCs under a financing obligation fund opened in 2018, with PTO activity in that fund primarily concluding in the second quarter of 2019. There has been no such comparable fund opened in 2019.
Solar Energy Systems and Product Sales. Revenue from solar energy systems sales increased by $50.3 million compared to the prior year due to increased demand through retail partners. Product sales increased by $0.2 million, primarily due to an increase in the volume of wholesale products sold.

Operating Expenses

	Six Months Ended June 30,		Change
	2019	2018	$	%

	(in thousands)
Cost of customer agreements and incentives	$140,087	$112,345	$27,742	25%
Cost of solar energy systems and product sales	164,147	128,847	35,300	27%
Sales and marketing	125,991	93,316	32,675	35%
Research and development	12,029	8,948	3,081	34%
General and administrative	62,107	61,023	1,084	2%
Amortization of intangible assets	1,707	2,102	(395)	(19)%
Total operating expenses	$506,068	$406,581	$99,487	24%
Cost of Customer Agreements and Incentives. The $27.7 million increase in Cost of customer agreements and incentives was primarily due to the increase in solar energy systems placed in service in the period from July 1, 2018 through June 30, 2019, plus a full half year of costs recognized in 2019 for systems placed in service in the first half of 2018 versus only a partial first half of such expenses related to the period in which the assets were in service in 2018.
The cost of Customer Agreements and incentives increased to 73% of customer agreements and incentives revenue during the six months ended June 30, 2019, from 71% during the six months ended June 30, 2018 due to the $1.8 million decrease in revenue from incentives, as discussed above. The cost of sales related to incentives was minimal.
Cost of Solar Energy Systems and Product Sales. The $35.3 million increase in Cost of solar energy systems and product sales was due to the corresponding net increase in the solar energy systems and product sales discussed above.
Sales and Marketing Expense. The $32.7 million increase in Sales and marketing expense was primarily attributable to an increase in headcount driving higher employee compensation, as well as an increase in costs to acquire customers through our retail channels and sales lead generating partners. Included in sales and marketing expense is $5.5 million and $4.0 million of amortization of costs to obtain Customer Agreements for the six months ended June 30, 2019 and 2018, respectively.
Research and Development Expense. The $3.1 million increase in Research and development expense was primarily attributable to hiring of personnel to support the growth of our business.
General and Administrative Expense. The $1.1 million increase in General and administrative expenses was primarily attributable to the temporary duplication of rent expense associated with the transition of corporate office spaces in San Francisco and Denver.
Non-Operating Expenses

	Six Months Ended June 30,		Change
	2019	2018	$	%

	(in thousands)
Interest expense, net	$83,649	$60,070	$23,579	39%
Other expenses (income), net	$6,144	$(1,184)	$7,328	(619)%

Interest Expense, net. The increase in Interest expense, net of $23.6 million was related to additional non-recourse and pass-through financing obligation debt entered into subsequent to June 30, 2018. Included in net interest expense is $13.4 million and $11.3 million of non-cash interest recognized under Customer Agreements that have a significant financing component for the six months ended June 30, 2019 and 2018, respectively.

Other Expenses (Income), net. The $6.1 million of Other expenses (income), net during the six months ended June 30, 2019 relates primarily to losses on extinguishment of debt related to an early repayment of a pass-through financing obligation and certain non-recourse debt in 2019.
Income Tax Expense

	Six Months Ended June 30,		Change
	2019	2018	$	%

	(in thousands)
Income tax (benefit) expense	$(5,271)	$12,581	$(17,852)	(142)%

The tax benefit at the statutory rate of 21.0% for 2019 was reduced by the allocation of the losses to noncontrolling interests and redeemable noncontrolling interests of 18.8% and change in valuation allowance of 5.1% and increased by stock compensation deductions of 2.9% and other miscellaneous items of 2.7%. The tax expense at the statutory rate of 21.0% for 2018 was reduced by the allocation of losses to noncontrolling interests and redeemable noncontrolling interests of 27.7% and by other miscellaneous items of 1.7%.

The decrease in Income tax expense of $17.9 million primarily relates to a decrease in tax expense related to a higher pre-tax loss, an increase in stock compensation deductions, and decrease in noncontrolling interests that was offset by an increase in valuation allowance. Given our net operating loss carryforwards as of December 31, 2018, we do not expect to pay income tax until our net operating losses incurred prior to the enactment of the Tax Act are fully utilized. As of the year ended December 31, 2018, our federal and state net operating loss carryforwards were $1.1 billion and $1.1 billion, respectively. Federal and certain state net operating loss carryforwards generated in tax years beginning after December 31, 2017 total $331.0 million and $444.0 million, respectively, have indefinite carryover periods and do not expire. If not utilized, the remaining federal net operating loss will begin to expire in 2028, and the state operating losses will begin to expire in 2024.
Net Loss Attributable to Noncontrolling Interests and Redeemable Noncontrolling Interests

	Six Months Ended June 30,		Change
	2019	2018	$	%

	(in thousands)
Net loss attributable to noncontrolling interests and redeemable noncontrolling interests	$(176,336)	$(198,588)	$22,252	(11)%

The net loss attributable to noncontrolling interests and redeemable noncontrolling interests of $22.3 million was relatively consistent for the six months ended June 30, 2019 compared to the six months ended June 30, 2018.

Liquidity and Capital Resources

As of June 30, 2019, we had cash of $299.5 million, which consisted of cash held in checking and savings accounts with financial institutions. We finance our operations mainly through a variety of financing fund arrangements that we have formed with fund investors, borrowings, cash generated from our sources of revenue, and proceeds from secured credit facilities arrangements with a syndicate of banks for up to $255.0 million and from secured, long-term non-recourse loan arrangements for up to $121.4 million. Our principal uses of cash are funding our business, including the costs of acquisition and installation of solar energy systems, satisfaction of our obligations under our debt instruments and other working capital requirements.

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

	Six Months Ended June 30,
	2019	2018

	(in thousands)
Consolidated cash flow data:
Net cash used in operating activities	$(56,615)	$(57,721)
Net cash used in investing activities	(402,380)	(349,724)
Net cash provided by financing activities	508,463	436,058
Net change in cash and restricted cash	$49,468	$28,613
Operating Activities
During the six months ended June 30, 2019, we used $56.6 million in net cash from operating activities. The driver of our operating cash inflow consists of payments received from customers as well as incentives. During the six months ended June 30, 2019, deferred revenue increased by $95.5 million arising from a sale of the right to SRECs to be generated over the next 10 - 15 years by a group of solar energy systems. In connection with the sale, we repaid debt previously drawn against the rights to these SRECs, which is reflected in our financing activities below. The driver of our operating cash outflows primarily relates to the cost of our revenue, as well as sales, marketing and general and administrative costs. During the six months ended June 30, 2019, our operating cash outflows were $95.8 million from our net loss excluding non-cash and non-operating items. Changes in working capital resulted in a net cash inflow of $39.2 million.
During the six months ended June 30, 2018, we used $57.7 million in net cash in operating activities. The driver of our operating cash inflow consists of payments received from customers. During the six months ended June 30, 2018, our operating cash outflows were $51.4 million from our net loss excluding non-cash and non-operating items. Changes in working capital resulted in a net cash outflow of $6.3 million.
Investing Activities
During the six months ended June 30, 2019, we used $402.4 million in cash in investing activities. The majority was used to design, acquire and install solar energy systems and components under our long-term Customer Agreements.
During the six months ended June 30, 2018, we used $349.7 million in cash in investing activities. Of this amount, we used $347.0 million to acquire and install solar energy systems and components under our long-term Customer Agreements, and $2.8 million for capitalized software projects and the acquisition of office equipment.
Financing Activities
During the six months ended June 30, 2019, we generated $508.5 million from financing activities. This was primarily driven by $287.8 million in net proceeds from fund investors and $212.3 million in net proceeds from debt, offset by $6.4 million in repayments under finance lease obligations.
During the six months ended June 30, 2018, we generated $436.1 million from financing activities. This was primarily driven by $232.3 million in net proceeds from fund investors and $192.4 million in proceeds from debt, net of debt issuance costs and repayments, offset by $4.1 million in payments for finance lease obligations.
Debt and Financing Fund Commitments

Debt Instruments
For a discussion of the terms and conditions of debt instruments and changes thereof in the period, refer to Note 8, Indebtedness, to our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Equity Instruments
In August 2017, we entered into an agreement with an affiliate ("Contractor") of Comcast Corporation ("Comcast") whereby Contractor will receive lead or sales fees for new customers it brings to us over a 40-month term. We also issued Comcast a warrant to purchase up to 11,793,355 shares of our common stock, at an exercise price of $0.01 per warrant share. The warrant would initially vest 50.05% when both (i) Contractor has earned a lead or sales fee with respect to 30,000 of installed solar energy systems, and (ii) Contractor or its affiliates have spent at least $10.0 million in marketing and sales in connection with the agreement. Thereafter, the warrant would vest in five additional increments for each additional 6,000 installed solar energy systems. On November 7, 2018 the warrant vesting schedule was modified so that it will initially vest either (i) as to 10.0% if Contractor has earned a lead or sales fee with respect to 6,000 of installed solar energy systems by September 30, 2019 or (ii) as to 13.3% if Contractor has earned a lead or sales fee with respect to 8,000 of installed solar energy systems by December 31, 2019, provided that, in either case, Contractor or its affiliates have spent at least $25.0 million in marketing and sales in connection with the agreement.  Thereafter, the warrant will vest in additional 8.3% increments for each additional 5,000 installed solar energy systems.  If the initial vesting conditions have not been met by December 31, 2019, the warrant will expire. As of August 7, 2019, none of the shares under this amended warrant have vested.
Investment Fund Commitments
As of June 30, 2019, we had undrawn committed capital of approximately $338.9 million that may only be used to purchase and install solar energy systems. We intend to establish new investment funds in the future, and we may also use debt, equity or other financing strategies to finance our business.

Contractual Obligations and Other Commitments
The following table summarizes our contractual obligations as of June 30, 2019 (in thousands):

	Payments Due by Period
	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years	Total

	(in thousands)
Contractual Obligations:
Debt obligations (including future interest)	$385,719	$289,022	$849,731	$1,102,079	$2,626,551
Purchase commitments	87,840	—	—	—	87,840
Distributions payable to noncontrolling interests and redeemable noncontrolling interests (1)	16,444	—	—	—	16,444
Financing lease obligations (including accrued interest)	11,912	12,604	2,310	21	26,847
Operating lease obligations, net of sublease income	11,172	21,033	16,241	9,737	58,183
Total contractual obligations	$513,087	$322,659	$868,282	$1,111,837	$2,815,865

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
In connection with that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective and designed to provide reasonable assurance that the information required to be disclosed is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms as of June 30, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15I and 15d-15I under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
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

Risks Related to Our Business and Our Industry

We need to raise capital to finance the continued growth of our operations and solar service business. If capital is not available to us on acceptable terms, as and when needed, our business and prospects would be materially and adversely impacted. In addition, our business is affected by general economic conditions and related uncertainties affecting markets in which we operate. Volatility in current economic conditions could adversely impact our business, including our ability to raise financing.

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

Rising interest rates may increase our cost of capital. Our future success depends on our ability to raise capital from fund investors and obtain secured lending to help finance the deployment of our solar service offerings. Part of our business strategy is to seek to reduce our cost of capital through these arrangements to improve our margins, offset future reductions in government incentives and maintain the price competitiveness of our solar service offerings. Rising interest rates may have an adverse impact on our ability to offer attractive pricing on our solar service offerings to customers, which could impact the sales of our solar energy offerings.

The majority of our cash flows to date have been from solar service offerings under Customer Agreements that have been monetized under various investment fund structures. One of the components of this monetization is the present value of the payment streams from customers who enter into these Customer Agreements. If the rate of return required by capital providers, including debt providers, rises as a result of a rise in interest rates, it will reduce the present value of the customer payment stream and consequently reduce the total value derived from this monetization. Any measures that we could take to mitigate the impact of rising interest rates on our ability to secure third-party financing could ultimately have an adverse impact on the value proposition that we offer customers.

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

Solar energy has yet to achieve broad market acceptance and depends in part on continued support in the form of rebates, tax credits and other incentives from federal, state and local governments. If this support diminishes materially, our ability to obtain external financing on acceptable terms, or at all, could be materially adversely affected. These types of funding limitations could lead to inadequate financing support for the anticipated growth in our business. Furthermore, growth in residential solar energy depends in part on macroeconomic conditions, retail prices of electricity and customer preferences, each of which can change quickly. Declining macroeconomic conditions, including in the job markets and residential real estate markets, could contribute to instability and uncertainty among customers and impact their financial wherewithal, credit scores or interest in entering into long-term contracts, even if such contracts would generate immediate and long-term savings.

Market prices of retail electricity generated by utilities or other energy sources could decline for a variety of reasons, as discussed further below. Any such declines in macroeconomic conditions or changes in customer preferences would adversely impact our business.

Our ability to provide our solar service offerings to customers on an economically viable basis depends in part on our ability to finance these systems with fund investors who seek particular tax and other benefits.

Our solar service offerings have been eligible for federal investment tax credits (“ITCs”), U.S. Treasury grants and other tax benefits. We have relied on, and will continue to rely on, tax equity investment funds, which are financing structures that monetize a substantial portion of those benefits, in order to finance our solar service offerings. If, for any reason, we are unable to continue to monetize those benefits through these arrangements, we may be unable to provide and maintain our solar service offerings for customers on an economically viable basis.

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

Potential investors must remain satisfied that the funding structures that we offer will make the tax benefits associated with solar energy systems available to these investors, which depends on the investors’ assessment of the tax law, the absence of any unfavorable interpretations of that law and the continued application of existing tax law and interpretations to our funding structures. Changes in existing law or interpretations of existing law by the Internal Revenue Service (the “IRS”) and the courts could reduce the willingness of investors to invest in funds associated with these solar energy systems. Moreover, corporate tax rate reductions could reduce the appetite for tax benefits overall, which could reduce the pool of available funds. Additionally, certain tax deductions, such as depreciation, will have less value to investors, requiring additional cash to be paid to investors to meet return demands. Accordingly, we cannot assure you that this type of financing will continue to be available to us. New investment fund structures or other financing mechanisms may also become available, and if we are unable to take advantage of these fund structures and financing mechanisms, we may be at a competitive disadvantage. If, for any reason, we are unable to finance our solar service offerings through tax-advantaged structures or if we are unable to realize or monetize Commercial ITCs or other tax benefits, we may no longer be able to provide our solar service offerings to new customers on an economically viable basis, which would have a material adverse effect on our business, financial condition and results of operations.

If the Internal Revenue Service makes determinations that the fair market value of our solar energy systems is materially lower than what we have claimed, we may have to pay significant amounts to our fund investors and our business, financial condition and prospects may be materially and adversely affected.

We and our fund investors claim the Commercial ITC or the U.S. Treasury grant in amounts based on the fair market value of our solar energy systems. We have obtained independent appraisals to determine the fair market values we report for claiming Commercial ITCs and U.S. Treasury grants. The IRS reviews these fair market values. With respect to U.S. Treasury grants, the U.S. Treasury Department reviews the reported fair market value in determining the amount initially awarded, and the IRS may also subsequently audit the fair market value and determine that amounts previously awarded constitute taxable income for U.S. federal income tax purposes. With respect to Commercial ITCs, the IRS may review the fair market value on audit and determine that the tax credits previously claimed must be reduced. If the fair market value is determined in these circumstances to be less than what we reported, we may owe our fund investors an amount equal to this difference, plus any costs and expenses associated with a challenge to that valuation. We could also be subject to tax liabilities, including interest and penalties. If the IRS further disagrees now or in the future with the amounts we reported regarding the fair market value of our solar energy systems, it could have a material adverse effect on our business, financial condition and prospects. One of our investment funds has been selected for audit by the IRS. In addition, one of our investors is currently being audited by the IRS. Both our and our investors' audits involve a review of the fair market value determination of our solar energy systems. If these audits result in an adverse finding, we may be subject to an indemnity obligation to our investors. Since we cannot determine how the IRS will evaluate system values used in claiming ITCs, we are unable to reliably estimate the maximum potential future payments that we would have to make under this obligation as of each balance sheet date. We purchased an insurance policy in 2018 insuring us and related parties for additional taxes owed in respect of lost ITCs, gross-up costs and expenses incurred in defending the types of claims described above. However, this policy only covers certain investment funds and has negotiated exclusions from, and limitations to, coverage and therefore may not cover us for all such lost ITC, taxes, costs and expenses.

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

Declining costs related to raw materials, manufacturing and the sale and installation of our solar service offerings have been a key driver in the pricing of our solar service offerings and, more broadly, customer adoption of solar energy. While historically the prices of solar panels and raw materials have declined, the cost of solar panels and raw materials could increase in the future, and such products’ availability could decrease, due to a variety of factors, including tariffs and trade barriers, export regulations, regulatory or contractual limitations, industry market requirements and changes in technology and industry standards.

For example, we and our solar partners purchased a significant portion of the solar panels used in our solar service offerings from overseas manufacturers. In January 2018, in response to a petition filed under Section 201 of the Trade Act of 1974, the President imposed four-year tariffs on imported solar modules and imported solar cells not assembled into other products (the "Section 201 Module Tariffs") that apply to all imports above a 2.5 gigawatts (GW) annual threshold. The Section 201 Module Tariffs were 30% in 2018 and step down by 5% annually in the second, third and fourth years. In September 2018, the U.S. Trade Representative ("USTR") granted SunPower Corporation ("SunPower") an exemption, making SunPower a domestic solar panel manufacturer that is not subject to the Section 201 Module Tariffs. This could give SunPower, which offers home solar service offerings using its own panels a cost advantage over competitors like us that rely, in part, on imported solar panels that are currently subject to these tariffs.

The United States and China each imposed additional new tariffs in 2018 on various products imported from the other country. These include an additional 25% tariff on solar panels and cells that are manufactured in China and a tariff on inverters, certain batteries and other electrical equipment initially set at 10%. In May 2019, the 10% tariff was increased to 25%. The United States also has, from time to time, announced potential tariffs on goods imported from other countries. We cannot predict what actions may ultimately be taken with respect to tariffs or trade relations between the United States and other countries, what products may be subject to such actions, or what actions may be taken by the other countries in retaliation. The tariffs described above, the adoption and expansion of trade restrictions, the occurrence of a trade war, or other governmental action related to tariffs, trade agreements or related policies have the potential to adversely impact our supply chain and access to equipment, our costs and ability to economically serve certain markets. Any such cost increases or decreases in availability could slow our growth and cause our financial results and operational metrics to suffer.

Other factors may also impact costs, such as our choice to make significant investments to drive growth in the future.

We rely on net metering and related policies to offer competitive pricing to customers in all of our current markets, and changes to such policies may significantly reduce demand for electricity from our solar service offerings.

As of June 30, 2019, a substantial majority of states have adopted net metering policies. Net metering policies are designed to allow homeowners to serve their own energy load using on-site generation. Electricity that is generated by a solar energy system and consumed on-site avoids a retail energy purchase from the applicable utility, and excess electricity that is exported back to the electric grid generates a retail credit within a homeowner’s monthly billing period. At the end of the monthly billing period, if the homeowner has generated excess electricity within that month, the homeowner typically carries forward a credit for any excess electricity to be offset against future utility energy purchases. At the end of an annual billing period or calendar year, utilities either continue to carry forward a credit, or reconcile the homeowner’s final annual or calendar year bill using different rates (including zero credit) for the exported electricity.

Utilities, their trade associations, and fossil fuel interests in the country are currently challenging net metering policies, and seeking to eliminate them, cap them, or impose charges on homeowners that have net metering. For example, in October 2015 the Hawaii Public Utilities Commission (the "Hawaii Commission") issued an order that eliminates net metering for all new homeowners. All existing net metering customers and customers who submitted net metering applications before October 12, 2015 are grandfathered indefinitely under the old rules. Some interim programs created by the Hawaii Commission are grandfathered for customers who applied in a timely fashion. We continue to build and service these systems. These new interim programs are more complex, which decreases certainty in the economic value proposition we provide to customers and potentially slows down market growth.

In addition, in early 2016 we ceased new installations in Nevada in response to the elimination of net metering by the Public Utilities Commission of Nevada (“PUCN”). However, in September 2016, the PUCN issued an order grandfathering in customers under the prior net metering rules that had installed a solar energy system or had submitted a net metering application prior to December 31, 2015. Furthermore, in June 2017, Nevada enacted legislation, AB 405, that restores net metering at a reduced credit and grandfathers new customers for 20 years at the net metering rate in effect at the time they apply for interconnection. As another example, in December 2016, the Arizona Corporation Commission (“ACC”) issued a decision to eliminate net metering for new solar customers and replace it with a Net-FIT tariff (a fixed export rate). In May 2018, Connecticut enacted legislation to end the state's existing net metering program upon the conclusion of the Residential Solar Incentive Program (currently expected in 2019) and replace it with two yet-to-be-determined rate structures. One June 28, 2019, legislation was signed into law continuing the net metering program through the end of 2021.

Some states set limits on the total percentage of a utility’s customers that can adopt net metering. For example, South Carolina has a net metering cap that was extended in May 2019 when the South Carolina legislature passed the Energy Freedom Act. The new law allows for commission review of net metering after two years. New Jersey currently has no net metering cap; however, it has a threshold that triggers commission review of its net metering policy. These policies could be subject to change in the future, and other states we serve now or in the future may adopt net metering caps. If the net metering caps in these jurisdictions are reached without an extension of net metering policies, homeowners in the future will not have access to the economic value proposition net metering provides. Our ability to sell our solar service offerings may be adversely impacted by the failure to extend existing limits to net metering or the elimination of currently existing net metering policies. The failure to adopt a net metering policy where it currently is not in place would pose a barrier to entry in those states. Additionally, the imposition of charges that only or disproportionately impact homeowners that have solar energy systems, or the introduction of rate designs mentioned above, would adversely impact our business.

Electric utility statutes and regulations and changes to statutes or regulations may present technical, regulatory and economic barriers to the purchase and use of our solar service offerings that may significantly reduce demand for such offerings.

Federal, state and local government statutes and regulations concerning electricity heavily influence the market for our solar service offerings. These statutes, regulations, and administrative rulings relate to electricity pricing, net metering, consumer protection, incentives, taxation, competition with utilities, and the interconnection of homeowner-owned and third party-owned solar energy systems to the electrical grid. These statutes and regulations are constantly evolving. Governments, often acting through state utility or public service commissions, change and adopt different rates for residential customers on a regular basis and these changes can have a negative impact on our ability to deliver savings to customers.

Utilities, their trade associations, and fossil fuel interests in the country, each of which has significantly greater economic and political resources than the residential solar industry, are currently challenging solar-

related policies to reduce the competitiveness of residential solar energy. Any adverse changes in solar-related policies could have a negative impact on our business and prospects.

We face competition from traditional energy companies as well as solar and other renewable energy companies.
The solar energy industry is highly competitive and continually evolving as participants strive to distinguish themselves within their markets and compete with large utilities. We believe that our primary competitors are the established utilities that supply energy to homeowners by traditional means. We compete with these utilities primarily based on price, predictability of price, and the ease by which homeowners can switch to electricity generated by our solar service offerings. If we cannot offer compelling value to customers based on these factors, then our business and revenue will not grow. Utilities generally have substantially greater financial, technical, operational and other resources than we do. As a result of their greater size, these competitors may be able to devote more resources to the research, development, promotion and sale of their products or respond more quickly to evolving industry standards and changes in market conditions than we can. Furthermore, these competitors are able to devote substantially more resources and funding to regulatory and lobbying efforts.

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

We face competition from other residential solar service providers. Some of these competitors have a higher degree of brand name recognition, differing business and pricing strategies, and greater capital resources than we have, as well as extensive knowledge of our target markets. If we are unable to establish or maintain a consumer brand that resonates with customers, or competes with the pricing offered by our competitors, our sales and market share position may be adversely affected, as our growth is dependent on originating new customers. We may also face competitive pressure from companies who offer lower priced consumer offerings than we do.

We compete with companies that are not regulated like traditional utilities but that have access to the traditional utility electricity transmission and distribution infrastructure. These energy service companies are able to offer customers electricity supply-only solutions that are competitive with our solar service offerings on both price and usage of solar energy technology while avoiding the long-term agreements and physical installations that our current fund-financed business model requires. This may limit our ability to attract customers, particularly those who wish to avoid long-term contracts or have an aesthetic or other objection to putting solar panels on their roofs.

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

Regulations and policies related to rate design could deter potential customers from purchasing our solar service offerings, reduce the value of the electricity our systems produce, and reduce any savings that our customers could realize from our solar service offerings.

All states regulate investor-owned utility retail electricity pricing. In addition, there are numerous publicly owned utilities and electric cooperatives that establish their own retail electricity pricing through some form of regulation or internal process. These regulations and policies could deter potential customers from purchasing our solar service offerings. For example, some utilities in states such as Arizona and Utah have sought and secured rate design changes that reduce credit for residential solar exports to below the retail rate and impose new charges for rooftop solar customers. Utilities in additional states may follow suit. Such rate changes can include changing rates to charge lower volume-based rates -- the rates charged for kilowatt hours of electricity purchased by a residential customer -- raising unavoidable fixed charges that a homeowner is subject to when they purchase solar energy from third parties, and levying charges on homeowners based on their point of maximum demand during a month (referred to as “demand charge”). For example, Arizona Public Service Company offers residential demand charge rate plans and if our solar customers have subscribed to those plans, they may not realize typical savings. These forms of rate design could adversely impact our business by reducing the value of the electricity our solar energy systems produce and reducing any savings customers realize by purchasing our solar service offerings. These proposals could continue or be replicated in other states. In addition to changes in general rates charged to all residential customers, utilities are increasingly seeking solar-specific charges (which may be fixed charges, capacity-based charges, or other rate charges). Any of these changes could materially reduce the demand for our offerings and could limit the number of markets in which our offerings are competitive with electricity provided by the utilities.

Our business currently depends on the availability of utility rebates, tax credits, tax exemptions and other financial incentives in addition to other tax benefits. The expiration, elimination or reduction of these rebates and incentives could adversely impact our business.

Our business depends on government policies that promote and support solar energy and enhance the economic viability of owning solar energy systems. U.S. federal, state and local governmental bodies provide incentives to owners, distributors, installers and manufacturers of solar energy systems to promote solar energy. These incentives include ITCs, as discussed above, as well as other tax credits, rebates and SRECs associated with solar energy generation. Some markets, such as New Jersey and Massachusetts, currently utilize SRECs. SRECs can be volatile and could decrease over time as the supply of SREC-producing solar energy systems installed in a particular market increases. For example, in New Jersey, because of the substantial supply of solar energy systems installed, the state was on the cusp of reaching the solar carve-out under the state's Renewable Portfolio Standard. In May 2018, legislation was enacted to expand New Jersey's solar carve-out to 5.1% of kilowatt hours of electricity sold in the state through 2021. We rely on these incentives to lower our cost of capital and to attract investors, all of which enable us to lower the price we charge customers for our solar service offerings. These incentives have had a significant impact on the development of solar energy but they could change at any time, especially in light of the recent change in administration, as further described below. These incentives may also expire on a particular date (as discussed above with respect to the ITC), end when the allocated funding is exhausted, or be reduced, terminated or repealed without notice. The financial value of certain incentives may also decrease over time.

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

Our business model also relies on multiple tax exemptions offered at the state and local levels. For example, solar energy systems are generally not considered in determining values for calculation of local and state real and personal property taxes as a result of applicable property tax exemptions. State and local tax exemptions can be changed by state legislatures and other regulators, and if solar energy systems were not exempt from such taxes, the property taxes payable by customers would be higher, which could offset any potential savings our solar service offerings could offer. Similarly, if state or local legislatures impose property taxes on third-party owners of solar energy systems, solar companies like us would be subject to higher costs. For example, the Arizona Department of Revenue and certain Arizona counties have subjected our leased solar panels to personal property taxes in that state. If we pass this additional tax on to our customers in the form of higher prices, it could reduce or eliminate any savings that these solar panels might otherwise provide to the customer. This would have adversely impacted our operations in Arizona by hindering our ability to attract new customers and increase the risk of default from those customers. We simultaneously pursued litigation challenging the personal property tax determination, and we sought legislation that would reduce our tax liability. In June 2019, legislation was enacted that reduces our tax liability decreasing this risk in the Arizona market. In addition, South Carolina counties do not currently assess property tax on customer-owned residential solar energy systems; however, third-party-owned systems are subject to business personal property taxes. In Connecticut, a number of municipalities have assessed property tax on third-party owned solar energy systems, despite an applicable exemption under state law. In general, we rely on certain state and local tax exemptions that apply to the sale of equipment, sale of power, or both. These state and local tax exemptions can be changed by the state legislature and other regulators and such a change could adversely impact our business.

We are not currently regulated as a utility under applicable laws, but we may be subject to regulation as a utility in the future or become subject to new federal and state regulations for any additional solar service offerings we may introduce in the future.

Most federal, state, and municipal laws do not currently regulate us as a utility. As a result, we are not subject to the various regulatory requirements applicable to U.S. utilities. However, any federal, state, local or other applicable regulations could place significant restrictions on our ability to operate our business and execute our business plan by prohibiting or otherwise restricting our sale of electricity. These regulatory requirements could include restricting our sale of electricity, as well as regulating the price of our solar service offerings. For example, the New York Public Service Commission and the Illinois Power Agency have issued orders regulating distributed energy providers in certain ways as if they were energy service companies, which increases the regulatory compliance burden for us in such states. If we become subject to the same regulatory authorities as utilities in other states or if new regulatory bodies are established to oversee our business, then our operating costs could materially increase.

Our business depends in part on the regulatory treatment of third-party owned solar energy systems.

Our Customer Agreements are third-party ownership arrangements. Sales of electricity by third parties face regulatory challenges in some states and jurisdictions. These challenges pertain to issues such as whether third party-owned systems qualify for the same rebates, tax exemptions or other non-tax incentives available for homeowner-owned solar energy systems, whether third-party-owned systems are eligible at all for these incentives, and whether third-party-owned systems are eligible for net metering and the associated significant cost savings. Adverse regulatory treatment of third-party ownership arrangements could reduce demand for our solar service offerings, adversely impact our access to capital and cause us to increase the price we charge customers for energy.

Interconnection limits or circuit-level caps imposed by regulators may significantly reduce our ability to sell electricity from our solar service offerings in certain markets or slow interconnections, harming our growth rate and customer satisfaction scores.

Interconnection rules establish the circumstances in which rooftop solar will be connected to the electricity grid. Interconnection limits or circuit-level caps imposed by regulators may curb our growth in key markets. Utilities throughout the country have different rules and regulations regarding interconnection and some utilities cap or limit the amount of solar energy that can be interconnected to the grid. Our systems do not provide power to customers until they are interconnected to the grid.
Interconnection regulations are based on claims from utilities regarding the amount of solar electricity that can be connected to the grid without causing grid reliability issues or requiring significant grid upgrades. Although recent rulings from the Hawaii Utilities Commission have helped resolve some problems, historically, interconnection limits or circuit-level caps have slowed the pace of our installations in Hawaii. Similar interconnection limits could slow our future installations in Hawaii or other markets, harming our growth rate and customer satisfaction scores. Similarly, the California and Hawaii Public Utilities Commissions recently required the activation of some advanced inverter functionality to head off presumed grid reliability issues, which may require more expensive equipment and more oversight of the operation of the solar energy systems over time.

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

We believe that a customer’s decision to buy solar energy from us is primarily driven by a desire to lower electricity costs. Decreases in the retail prices of electricity from utilities or other energy sources would harm our ability to offer competitive pricing and could harm our business. The price of electricity from utilities could decrease as a result of:

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

A reduction in utility electricity prices would make the purchase of our solar service offerings less attractive. If the retail price of energy available from utilities were to decrease due to any of these or other reasons, we would be at a competitive disadvantage. As a result, we may be unable to attract new customers and our growth would be limited.

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

We have incurred net losses in the past and may continue to incur net losses as we increase our spending to finance the expansion of our operations, expand our installation, engineering, administrative, sales and marketing staffs, increase spending on our brand awareness and other sales and marketing initiatives, and implement internal systems and infrastructure to support our growth. We do not know whether our revenue will grow rapidly enough to absorb these costs and our limited operating history makes it difficult to assess the extent of these expenses or their impact on our results of operations. Our ability to sustain profitability depends on a number of factors, including but not limited to:

•	growing our customer base;

•	finding investors willing to invest in our investment funds on favorable terms;

•	maintaining or further lowering our cost of capital;

•	reducing the cost of components for our solar service offerings;

•	growing and maintaining our channel partner network;

•	maintaining high levels of product quality and performance;

•	growing our direct-to-consumer business to scale; and

•	reducing our operating costs by lowering our customer acquisition costs and optimizing our design and installation processes and supply chain logistics.

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

In addition to the other risks described in this “Risk Factors” section, as well as the factors discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section, the following factors could cause our results of operations and key performance indicators to fluctuate:

•	the expiration, reduction or initiation of any governmental tax rebates, tax exemptions or incentives;

•	significant fluctuations in customer demand for our solar service offerings or fluctuations in the geographic concentration of installations of solar energy systems;

•	changes in financial markets, which could restrict our ability to access available and cost-effective financing sources;

•	seasonal, environmental or weather conditions that impact sales, energy production and system installations;

•	the amount and timing of operating expenses related to the maintenance and expansion of our business, operations and infrastructure;

•	announcements by us or our competitors of new products or services, significant acquisitions, strategic partnerships, joint ventures or capital-raising activities or commitments;

•	changes in our pricing policies or terms or those of our competitors, including utilities;

•	changes in regulatory policy related to solar energy generation;

•	the loss of one or more key partners or the failure of key partners to perform as anticipated;

•	actual or anticipated developments in our competitors’ businesses or the competitive landscape;

•	actual or anticipated changes in our growth rate;

•	general economic, industry and market conditions; and

•	changes to our cancellation rate.

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

We have experienced significant growth in recent periods, and we intend to continue to expand our business within existing markets and in a number of new locations in the future. This growth has placed, and any future growth may place, a significant strain on our management, operational and financial infrastructure. In particular, we will be required to expand, train and manage our growing employee base and solar partners. Our management will also be required to maintain and expand our relationships with customers, suppliers and other third parties and attract new customers and suppliers, as well as to manage multiple geographic locations.

In addition, our current and planned operations, personnel, systems and procedures might be inadequate to support our future growth and may require us to make additional unanticipated investment in our infrastructure, including additional costs for the expansion of our employee base and our solar partners as well as marketing and branding costs. Our success and ability to further scale our business will depend, in part, on our ability to manage these changes in a cost-effective and efficient manner. If we cannot manage our growth, we may be unable to take advantage of market opportunities, execute our business strategies or respond to competitive pressures. This could also result in declines in quality or customer satisfaction, increased costs, difficulties in introducing new solar service offerings or other operational difficulties. Any failure to effectively manage growth could adversely impact our business and reputation.

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

As of June 30, 2019, more than 40% of our customers were in California. Accordingly, our business and results of operations are particularly susceptible to adverse economic, regulatory, political, weather and other conditions in this market and in other markets that may become similarly concentrated, in particular the east coast, where we have seen significant growth recently. In addition, our corporate and sales headquarters are located in San Francisco, California, an area that has a heightened risk of earthquakes and nearby wildfires. We may not have adequate insurance, including business interruption insurance, to compensate us for losses that may occur from any such significant events, including damage to our solar energy systems. A significant natural disaster, such as an earthquake or wildfire, could have a material adverse impact on our business, results of operations and financial condition. In addition, acts of terrorism or malicious computer viruses could cause disruptions in our or our solar partners’ businesses or the economy as a whole. To the extent that these disruptions result in delays or cancellations of installations or the deployment of our solar service offerings, our business, results of operations and financial condition would be adversely affected.

Loan financing developments could adversely impact our business.

The third-party ownership structure, which we bring to market through our solar service offerings, continues to be the predominant form of system ownership in the residential solar market in many states. However, with the development of new loan financing products, we have seen a modest shift from leasing to outright purchases of the solar energy system by the customer (i.e., a customer purchases the solar energy system outright instead of leasing the system from us). Continued increases in third-party loan financing products and outright purchases could result in the demand for long-term Customer Agreements to decline, which would require us to shift our product focus to respond to the market trend and could have an adverse effect on our business. In 2018, 2017 and 2016, the majority of our customers chose our solar service offerings as opposed to buying a solar energy system outright. Our financial model is impacted by the volume of customers who choose our solar service offerings, and an increase in the number of customers who choose to purchase solar energy systems (whether for cash or through third-party financing) may harm our business and financial results.

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

As the primary entity that contracts with customers, we are subject to risks associated with construction, cost overruns, delays, customer cancellations, regulatory compliance and other contingencies, any of which could have a material adverse effect on our business and results of operations.

We are a licensed contractor in certain communities that we service, and we are ultimately responsible as the contracting party for every solar energy system installation. We may be liable, either directly or through our solar partners, to customers for any damage we cause to them, their home, belongings or property during the installation of our systems. For example, we, either directly or through our solar partners, frequently penetrate customers’ roofs during the installation process and may incur liability for the failure to adequately weatherproof such penetrations following the completion of construction. In addition, because the solar energy systems we or our solar partners deploy are high voltage energy systems, we may incur liability for any failure to comply with electrical standards and manufacturer recommendations.

Completing the sale and installation of a solar energy system requires many different steps including a site audit, completion of designs, permitting, installation, electrical sign-off and interconnection. Customers may cancel their Customer Agreement, subject to certain conditions, during this process until commencement of installation, and we have experienced increased customer cancellations in certain geographic markets during certain periods in our operating history. We or our solar partners may face customer cancellations, delays or cost overruns which may adversely affect our or our solar partners’ ability to ramp up the volume of sales or installations in accordance with our plans. These cancellations, delays or overruns may be the result of a variety of factors, such as labor shortages or other labor issues, defects in materials and workmanship, adverse weather conditions, transportation constraints, construction change orders, site changes or roof conditions, geographic factors and other unforeseen difficulties, any of which could lead to increased cancellation rates, reputational harm and other adverse effects. For example, some customer orders are cancelled after a site visit if we determine that a customer needs to make repairs to or install a new roof, or that there is excessive shading on their property. If we continue to experience increased customer cancellations, our financial results will potentially be materially and adversely affected.

In addition, the installation of solar energy systems and other energy-related products requiring building modifications are subject to oversight and regulation in accordance with national, state and local laws and ordinances relating to building, fire and electrical codes, safety, environmental protection, utility interconnection and metering, and related matters. We also rely on certain of our and our partners' employees to maintain professional licenses in many of the jurisdictions in which we operate, and our failure to employ properly licensed personnel could adversely affect our licensing status in those jurisdictions. It is difficult and costly to track the requirements of every individual authority having jurisdiction over our installations and to design solar energy systems to comply with these varying standards. Any new government regulations or utility policies pertaining to our systems may result in significant additional expenses to us and our customers and, as a result, could cause a significant reduction in demand for our solar service offerings.

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

Disruptions to our solar production metering solution could negatively impact our revenue and increase our expenses.

Our ability to monitor solar energy production for various purposes depends on the operation of our metering solution. We could incur significant expense and disruption to our operations in connection with failures of our metering solution, including meter hardware failures and failure or obsolescence of the cellular technology that we use to communicate with those meters. For example, many of our meters operate on either the 2G or 3G cellular data networks, which are expected to sunset before the term of our Customer Agreements, and newer technologies we use today may become obsolete before the end of the term of Customer Agreements entered into now. Upgrading our metering solution may cause us to incur significant expense. Additionally, our meters communicate data through proprietary software, which we license from our metering partners. Should we be unable to continue to license, on agreeable terms, the software necessary to communicate with our meters, it could cause a significant disruption in our business and operations.

Problems with product quality or performance may cause us to incur warranty expenses and performance guarantee expenses, may lower the residual value of our solar energy systems and may damage our market reputation and cause our financial results to decline.

Homeowners who enter into Customer Agreements with us are covered by production guarantees and roof penetration warranties. As the owners of the solar energy systems, we or our investment funds receive a warranty from the inverter and solar panel manufacturers, and, for those solar energy systems that we do not install directly, we receive workmanship and material warranties as well as roof penetration warranties from our solar partners. For example, in 2015 and 2014, we had to replace a significant number of defective inverters, the cost of which was borne by the manufacturer. However, our customers were without solar service for a period of time while the work was done, which impacted customer satisfaction. Furthermore, one or more of our third-party manufacturers or solar partners could cease operations and no longer honor these warranties, leaving us to fulfill these potential obligations to customers, or such warranties may be limited in scope and amount, and may be inadequate to protect us. We also provide a performance guarantee with certain solar service offerings pursuant to which we compensate customers on an annual basis if their system does not meet the electricity production guarantees set forth in their agreement with us. Homeowners who enter into Customer Agreements with us are covered by production guarantees equal to the length of the term of these agreements, typically 20 or 25 years. We may suffer financial losses associated if significant performance guarantee payments are triggered.

Because of our limited operating history, we have been required to make assumptions and apply judgments regarding a number of factors, including our anticipated rate of warranty claims and the durability, performance and reliability of our solar energy systems. Our assumptions could prove to be materially different from the actual performance of our systems, causing us to incur substantial expense to repair or replace defective solar energy systems in the future or to compensate customers for systems that do not meet their production guarantees. Product failures or operational deficiencies also would reduce our revenue from power purchase or lease agreements because they are dependent on system production. Any widespread product failures or operating deficiencies may damage our market reputation and adversely impact our financial results.

Product liability claims against us could result in adverse publicity and potentially significant monetary damages.

If our solar service offerings, including our racking systems or other products, injured someone, we would be exposed to product liability claims. Because solar energy systems and many of our other current and anticipated products are electricity-producing devices, it is possible that consumers or their property could be injured or damaged by our products, whether by product malfunctions, defects, improper installation or other causes. We rely on third-party manufacturing warranties, warranties provided by our solar partners and our general liability insurance to cover product liability claims and have not obtained separate product liability insurance. Any product liability claim we face could be expensive to defend and divert management’s attention. The successful assertion of product liability claims against us could result in potentially significant monetary damages that could require us to make significant payments, as well as subject us to adverse publicity, damage our reputation and competitive position and adversely affect sales of our systems and other products. In addition, product liability claims, injuries, defects or other problems experienced by other companies in the residential solar industry could lead to unfavorable market conditions to the industry as a whole, and may have an adverse effect on our ability to attract customers, thus affecting our growth and financial performance.

The value of our solar energy systems at the end of the associated term of the lease or power purchase agreement may be lower than projected, which may adversely affect our financial performance and valuation.

We depreciate the costs of our solar energy systems over their estimated useful life of 35 years. At the end of the initial term of the Customer Agreement, customers may choose to purchase their solar energy systems, ask to remove the system at our cost or renew their Customer Agreements. Customers may choose to not renew or purchase for any reason, such as pricing, decreased energy consumption, relocation of residence or switching to a competitor product.

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

We depend significantly on our brand and reputation for high-quality solar service offerings, engineering and customer service to attract customers and grow our business. If we fail to continue to deliver our solar service offerings within the planned timelines, if our solar service offerings do not perform as anticipated or if we damage any customers’ properties or cancel projects, our brand and reputation could be significantly impaired. We also depend greatly on referrals from customers for our growth. Therefore, our inability to meet or exceed customers’ expectations would harm our reputation and growth through referrals. We have at times focused particular attention on expeditiously growing our direct sales force and our solar partners, leading us in some instances to hire personnel or partner with third parties who we may later determine do not fit our company culture and standards. Given the sheer volume of interactions our direct sales force and our solar partners have with customers and potential customers, it is also unavoidable that some interactions will be perceived by customers and potential customers as less than satisfactory and result in complaints. If we cannot manage our hiring and training processes to limit potential issues and maintain appropriate customer service levels, our brand and reputation may be harmed and our ability to grow our business would suffer. In addition, if we were unable to achieve a similar level of brand recognition as our competitors, some of which may have a broader brand footprint as a result of a larger direct sales force, more resources and longer operational history, we could lose recognition in the marketplace among prospective customers, suppliers and partners, which could affect our growth and financial performance. Our growth strategy involves marketing and branding initiatives that will involve incurring significant expenses in advance of corresponding revenue. We cannot assure you that such marketing and branding expenses will result in the successful expansion of our brand recognition or increase our revenue.

A failure to hire and retain a sufficient number of employees and service providers in key functions would constrain our growth and our ability to timely complete customers’ projects and successfully manage customer accounts.

To support our growth, we need to hire, train, deploy, manage and retain a substantial number of skilled employees, engineers, installers, electricians, sales and project finance specialists. Competition for qualified personnel in our industry is increasing, particularly for skilled personnel involved in the installation of solar energy systems. We may be unable to attract or retain qualified and skilled installation personnel or installation companies to be our solar partners, which would have an adverse effect on our business. We and our solar partners also compete with the homebuilding and construction industries for skilled labor. As these industries grow and seek to hire additional workers, our cost of labor may increase. The unionization of the industry’s labor force could also increase our labor costs. Shortages of skilled labor could significantly delay a project or otherwise increase our costs. Because our profit on a particular installation is based in part on assumptions as to the cost of such project, cost overruns, delays or other execution issues may cause us to not achieve our expected margins or cover our costs for that project. In addition, because we are headquartered in the San Francisco Bay Area, we compete for a limited pool of technical and engineering resources that requires us to pay wages that are competitive with relatively high regional standards for employees in these fields. Further, we need to continue to expand upon the training of our customer service team to provide high-end account management and service to customers before, during and following the point of installation of our solar energy systems. Identifying and recruiting qualified personnel and training them requires significant time, expense and attention. It can take several months before a new customer service team member is fully trained and productive at the standards that we have established. If we are unable to hire, develop and retain talented customer service personnel, we may not be able to realize the expected benefits of this investment or grow our business.

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

If we or our solar partners cannot meet our hiring, retention and efficiency goals, we may be unable to complete customers’ projects on time or manage customer accounts in an acceptable manner or at all. Any significant failures in this regard would materially impair our growth, reputation, business and financial results. If we are required to pay higher compensation than we anticipate, these greater expenses may also adversely impact our financial results and the growth of our business.

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

We may in the future acquire companies, Project pipelines, Projects, SRECs, products, or technologies or enter into joint ventures or other strategic initiatives. We may not realize the anticipated benefits of past or future acquisitions, and any acquisition has numerous risks that are not within our control. These risks include the following, among others:

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

Our future growth depends on our ability to continue to develop and maintain our proprietary technology that supports our solar service offerings, including our design and proposal software, BrightPath. In addition, we rely, and expect to continue to rely, on licensing agreements with certain third parties for aerial images that allow us to efficiently and effectively analyze a customer’s rooftop for solar energy system specifications. In the event that our current or future products require features that we have not developed or licensed, or we lose the benefit of an existing license, we will be required to develop or obtain such technology through purchase, license or other arrangements. If the required technology is not available on commercially reasonable terms, or at all, we may incur additional expenses in an effort to internally develop the required technology. In addition, our BrightPath software was developed, in part, with U.S. federal government funding. When new technologies are developed with U.S. government funding, the government obtains certain rights in any resulting patents, including a nonexclusive license authorizing the government to use the invention for non-commercial purposes. These rights may permit the government to disclose certain confidential information related to BrightPath to third parties and to exercise “march-in” rights to use or allow third parties to use our patented technology. We are also subject to certain reporting and other obligations to the U.S. government in connection with funding for BrightPath. If we were unable to maintain our existing proprietary technology, our ability to attract and retain solar partners could be impaired, our competitive position could be harmed and our revenue could be reduced.

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

Our business involves transactions with homeowners. We and our solar partners must comply with numerous federal, state and local laws and regulations that govern matters relating to our interactions with customers, including those pertaining to privacy and data security, consumer financial and credit transactions, home improvement contracts, warranties and direct-to-home solicitation. These laws and regulations are dynamic and subject to potentially differing interpretations, and various federal, state and local legislative and regulatory bodies may expand current laws or regulations, or enact new laws and regulations, regarding these matters. Changes in these laws or regulations or their interpretation could dramatically affect how we do business, acquire customers, and manage and use information we collect from and about current and prospective customers and the costs associated therewith. We strive to comply with all applicable laws and regulations relating to our interactions with residential customers. It is possible, however, that these requirements may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules or our practices. Noncompliance with any such laws or regulations, or the perception that we or our solar partners have violated such laws or regulations or engaged in deceptive practices that could result in a violation, could also expose us to claims, proceedings, litigation and investigations by private parties and regulatory authorities, as well as substantial fines and negative publicity, each of which may materially and adversely affect our business. We have incurred, and will continue to incur, significant expenses to comply with such laws and regulations, and increased regulation of matters relating to our interactions with residential customers could require us to modify our operations and incur significant additional expenses, which could have an adverse effect on our business, financial condition and results of operations.

Compliance with occupational safety and health requirements and best practices can be costly, and noncompliance with such requirements may result in potentially significant penalties, operational delays and adverse publicity.

The installation of solar energy systems requires our employees and employees of our solar partners to work with complicated and potentially dangerous electrical and utility systems. The evaluation and installation of our energy-related products require these employees to work in locations that may contain potentially dangerous levels of asbestos, lead or mold or other substances. We also maintain large fleets of vehicles that these employees use in the course of their work. There is substantial risk of serious injury or death if proper safety procedures are not followed. Our operations are subject to regulation under the U.S. Occupational Safety and Health Act ("OSHA") and equivalent state laws. Changes to OSHA requirements, or stricter interpretation or enforcement of existing laws or regulations, could result in increased costs. If we fail to comply with applicable OSHA regulations, even if no work-related serious injury or death occurs, we may be subject to civil or criminal enforcement and be required to pay substantial penalties, incur significant capital expenditures, or suspend or limit operations. Any accidents, citations, violations, injuries or failure to comply with industry best practices may subject us to adverse publicity, damage our reputation and competitive position and adversely affect our business.

We are exposed to the credit risk of customers and payment delinquencies on our accounts receivables.

Our Customer Agreements are typically for 20 or 25 years and require the customer to make monthly payments to us. Accordingly, we are subject to the credit risk of customers. As of June 30, 2019, the average FICO score of our customers under a lease or power purchase agreement with a monthly payment schedule remained at or above 740, which is generally categorized as a "Very Good" credit profile by the Fair Isaac Corporation. However, this may decline to the extent FICO score requirements under future investment funds are relaxed. While customer defaults have been immaterial to date, we expect that the risk of customer defaults may increase as we grow our business. Due to the immaterial amount of customer defaults to date, our reserve for this exposure is minimal, and our future exposure may exceed the amount of such reserves. If we experience increased customer credit defaults, our revenue and our ability to raise new investment funds could be adversely affected. If economic conditions worsen, certain of our customers may face liquidity concerns and may be unable to satisfy their payment obligations to us on a timely basis or at all, which could have a material adverse effect on our financial condition and results of operations.

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

Any security breach or unauthorized disclosure or theft of personal information we gather, store and use, or other hacking and phishing attacks on our systems, could harm our reputation, subject us to claims or litigation, and have an adverse impact on our business.

We receive, store and use personal information of customers, including names, addresses, e-mail addresses, credit information and other housing and energy use information, as well as the personal information of our employees. Unauthorized disclosure of such personal information, whether through breach of our systems by an unauthorized party, employee theft or misuse, or otherwise, could harm our business. In addition, computer malware, viruses, social engineering (predominantly spear phishing attacks), and general hacking have become more prevalent, have occurred on our systems in the past, and could occur on our systems in the future. Inadvertent disclosure of such personal information, or if a third party were to gain unauthorized access to the personal information in our possession, has resulted in, and could result in future, claims or litigation arising from damages suffered by such individuals. In addition, we could incur significant costs in complying with the multitude of federal, state and local laws regarding the unauthorized disclosure of personal information. Our efforts to protect such personal information may be unsuccessful due to software bugs or other technical malfunctions; employees, contractor, or vendor error or malfeasance; or other threats that evolve. In addition, third parties may attempt to fraudulently induce employees or users to disclose sensitive information. Although we have developed systems and processes that are designed to protect the personal information we receive, store and use and to prevent or detect security breaches, we cannot assure you that such measures will provide absolute security. Finally, any perceived or actual unauthorized disclosure of such information could harm our reputation, substantially impair our ability to attract and retain customers and have an adverse impact on our business.

Our business is subject to complex and evolving laws and regulations regarding privacy and data protection (“data protection laws”). Many of these laws and regulations are subject to change and uncertain interpretation, and could result in claims, increased cost of operations or otherwise harm our business.

The regulatory environment surrounding data privacy and protection is constantly evolving and can be subject to significant change. New data protection laws, including recent California legislation which affords California consumers an array of new rights, including the right to be informed about what kinds of personal data companies have collected and why it was collected, pose increasingly complex compliance challenges and potentially elevate our costs. Complying with varying jurisdictional requirements could increase the costs and complexity of compliance, and violations of applicable data protection laws could result in significant penalties. Any failure, or perceived failure, by us to comply with applicable data protection laws could result in proceedings or actions brought against us by governmental entities or others, subject us to significant fines, penalties, judgments and negative publicity, require us to change our business practices, increase the costs and complexity of compliance, and adversely affect our business.

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

We are subject to the reporting requirements of the Exchange Act, the listing requirements of the Nasdaq Stock Market and other applicable securities rules and regulations. Compliance with these rules and regulations has increased our legal and financial compliance costs, made some activities more difficult, time-consuming or costly and increased demand on our systems and resources. The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and results of operations and maintain effective disclosure controls and procedures and internal controls over financial reporting. Maintaining our disclosure controls and procedures and internal controls over financial reporting in accordance with this standard requires significant resources and management oversight. As a result, management’s attention may be diverted from other business concerns, which could harm our business and results of operations. Although we have already hired additional employees to comply with these requirements, we may need to hire more employees in the future, which will increase our costs and expenses.

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

As of December 31, 2018, we had U.S. federal and state net operating loss carryforwards of $1.1 billion each, which begin expiring in varying amounts in 2028 and 2024, respectively, if unused. Under Sections 382 and 383 of the Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes, such as research tax credits, to offset its post- change income and taxes may be limited. In general, an “ownership change” occurs if there is a cumulative change in our ownership by “5% shareholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. Any such limitations on our ability to use our net operating loss carryforwards and other tax assets could adversely impact our business, financial condition and results of operations. We have performed an analysis to determine whether an ownership change under Section 382 of the Code had occurred and determined that no ownership changes were identified as of December 31, 2018.

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

Each of our executive officers, directors and each of our stockholders who beneficially own 5% or more of our outstanding common stock and their affiliates, in the aggregate, beneficially own approximately 52.5% of the outstanding shares of our common stock, based on the number of shares outstanding as of June 30, 2019. As a result, these stockholders, if acting together, will be able to influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. They may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentrated control may have the effect of delaying or preventing a change in control of our company, could deprive our stockholders of an opportunity to receive a premium for their capital stock and might ultimately affect the market price of our common stock.

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

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

10.1¥	Indenture between Sunrun Xanadu Issuer 2019-1, LLC and Wells Fargo Bank, National Association, dated as of June 6, 2019.

10.2¥
First Amendment to Credit Agreement and First Amendment to Cash Diversion Guaranty dated as of June 28, 2019 among Sunrun Scorpio Portfolio 2017-A, LLC, as Borrower, Keybank National Association, as Administrative Agent, Keybank National Association, as LC Issuer, and each of the additional lenders identified on the signature page thereto.

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Schema Linkbase Document.

101.CAL	XBRL Taxonomy Definition Linkbase Document.

101.DEF	XBRL Taxonomy Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Labels Linkbase Document.

101.PRE	XBRL Taxonomy Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.INS, 101.SCH, 101.CAL, 101.DEF, 101.LAB, and 101.PRE)

¥	Portions of this exhibit have been omitted from the exhibit because they are both not material and would be competitively harmful if publicly disclosed.

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

SUNRUN INC.

Date: August 7, 2019	By:	/s/ Lynn Jurich
Lynn Jurich
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Bob Komin
Bob Komin
Chief Financial Officer
(Principal Financial Officer)