Form 10-Q
period 2019-09-30
Sunrun Inc.
filed 2019-11-12
CIK 1469367

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 8, 2019, the number of shares of the registrant’s common stock outstanding was 118,057,617.

Sunrun Inc.
Consolidated Balance Sheets
(In Thousands, Except Share Par Values)
(Unaudited)

	September 30, 2019	December 31, 2018
Assets
Current assets:
Cash	$324,698	$226,625
Restricted cash	48,566	77,626
Accounts receivable (net of allowances for doubtful accounts of $2,737 and $2,228 as of September 30, 2019 and December 31, 2018, respectively)	75,352	66,435
State tax credits receivable	—	2,697
Inventories	109,777	79,467
Prepaid expenses and other current assets	8,847	8,563
Total current assets	567,240	461,413
Restricted cash	148	148
Solar energy systems, net	4,333,387	3,820,017
Property and equipment, net	56,804	34,893
Intangible assets, net	21,067	10,088
Goodwill	95,094	87,543
Other assets	398,278	335,685
Total assets (1)	$5,472,018	$4,749,787
Liabilities and total equity
Current liabilities:
Accounts payable	$169,893	$131,278
Distributions payable to noncontrolling interests and redeemable noncontrolling interests	16,808	15,847
Accrued expenses and other liabilities	121,720	98,636
Deferred revenue, current portion	61,336	47,407
Deferred grants, current portion	7,957	7,885
Finance lease obligations, current portion	11,152	9,193
Non-recourse debt, current portion	29,402	35,484
Pass-through financing obligation, current portion	10,744	26,461
Total current liabilities	429,012	372,191
Deferred revenue, net of current portion	651,727	544,218
Deferred grants, net of current portion	214,411	221,739
Finance lease obligations, net of current portion	14,822	9,992
Recourse debt	239,035	247,000
Non-recourse debt, net of current portion	1,776,872	1,466,438
Pass-through financing obligation, net of current portion	329,255	337,282
Other liabilities	166,873	48,210
Deferred tax liabilities	67,823	93,633
Total liabilities (1)	3,889,830	3,340,703
Commitments and contingencies (Note 15)
Redeemable noncontrolling interests	336,586	126,302
Stockholders’ equity:
Preferred stock, $0.0001 par value—authorized, 200,000 shares as of September 30, 2019 and December 31, 2018; no shares issued and outstanding as of September 30, 2019 and December 31, 2018	—	—
Common stock, $0.0001 par value—authorized, 2,000,000 shares as of September 30, 2019 and December 31, 2018; issued and outstanding, 117,924 and 113,149 shares as of September 30, 2019 and December 31, 2018, respectively	12	11
Additional paid-in capital	755,771	722,429
Accumulated other comprehensive loss	(72,920)	(3,124)
Retained earnings	243,966	229,391
Total stockholders’ equity	926,829	948,707
Noncontrolling interests	318,773	334,075
Total equity	1,245,602	1,282,782
Total liabilities, redeemable noncontrolling interests and total equity	$5,472,018	$4,749,787

1)
The Company’s consolidated assets as of September 30, 2019 and December 31, 2018 include $3,332,199 and $2,905,295, respectively, in assets of variable interest entities (“VIEs”) that can only be used to settle obligations of the VIEs. These assets include solar energy systems, net, as of September 30, 2019 and December 31, 2018 of $3,045,779 and $2,712,377, respectively; cash as of September 30, 2019 and December 31, 2018 of $178,289 and $105,494, respectively; restricted cash as of September 30, 2019 and December 31, 2018 of $4,544 and $2,071, respectively; accounts receivable, net as of September 30, 2019 and December 31, 2018 of $19,208 and $18,539, respectively; prepaid expenses and other current assets as of September 30, 2019 and December 31, 2018 of $549 and $387, respectively; and other assets as of September 30, 2019 and December 31, 2018 of $83,830 and $66,427, respectively. The Company’s consolidated liabilities as of September 30, 2019 and December 31, 2018 include $734,988 and $660,758, respectively, in liabilities of VIEs whose creditors have no recourse to the Company. These liabilities include accounts payable as of September 30, 2019 and December 31, 2018 of $14,464 and $12,136, respectively; distributions payable to noncontrolling interests and redeemable noncontrolling interests as of September 30, 2019 and December 31, 2018 of $16,466 and $15,797, respectively; accrued expenses and other current liabilities as of September 30, 2019 and December 31, 2018 of $9,676 and $7,122, respectively; deferred revenue as of September 30, 2019 and December 31, 2018 of $446,041 and $396,920, respectively; deferred grants as of September 30, 2019 and December 31, 2018 of $28,330 and $29,229, respectively; non-recourse debt as of September 30, 2019 and December 31, 2018 of $196,113 and $190,711, respectively; and other liabilities as of September 30, 2019 and December 31, 2018 of $23,898 and $8,843, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

Sunrun Inc.
Consolidated Statements of Operations
(In Thousands, Except Per Share Amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue:
Customer agreements and incentives	$96,249	$114,572	$288,538	$273,167
Solar energy systems and product sales	119,293	90,388	326,103	246,694
Total revenue	215,542	204,960	614,641	519,861
Operating expenses:
Cost of customer agreements and incentives	67,359	63,195	207,446	175,540
Cost of solar energy systems and product sales	92,031	76,179	256,178	205,026
Sales and marketing	77,478	56,758	203,469	150,074
Research and development	6,435	4,604	18,464	13,552
General and administrative	31,059	26,720	93,166	87,743
Amortization of intangible assets	1,524	1,051	3,231	3,153
Total operating expenses	275,886	228,507	781,954	635,088
Loss from operations	(60,344)	(23,547)	(167,313)	(115,227)
Interest expense, net	43,911	34,482	127,560	94,552
Other expenses (income), net	3,110	(4,517)	9,254	(5,701)
Loss before income taxes	(107,365)	(53,512)	(304,127)	(204,078)
Income tax (benefit) expense	5,169	(5,988)	(102)	6,593
Net loss	(112,534)	(47,524)	(304,025)	(210,671)
Net loss attributable to noncontrolling interests and redeemable noncontrolling interests	(141,524)	(44,628)	(317,860)	(243,216)
Net income (loss) attributable to common stockholders	$28,990	$(2,896)	$13,835	$32,545
Net income (loss) per share attributable to common stockholders
Basic	$0.25	$(0.03)	$0.12	$0.30
Diluted	$0.23	$(0.02)	$0.11	$0.28
Weighted average shares used to compute net income (loss) per share attributable to common stockholders
Basic	117,652	111,134	115,790	109,351
Diluted	125,151	120,396	123,645	116,052

The accompanying notes are an integral part of these consolidated financial statements.

Sunrun Inc.
Consolidated Statements of Comprehensive Income (Loss)
(In Thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income (loss) attributable to common stockholders	$28,990	$(2,896)	$13,835	$32,545
Other comprehensive (loss) income:
Unrealized (loss) gain on derivatives, net of income taxes	(25,178)	8,495	(68,301)	30,328
Interest expense (income) on derivatives recognized into earnings, net of income taxes	212	(697)	(755)	(2,352)
Other comprehensive (loss) income	(24,966)	7,798	(69,056)	27,976
Comprehensive income (loss)	$4,024	$4,902	$(55,221)	$60,521

Sunrun Inc.
Consolidated Statements of Redeemable Noncontrolling Interests and Equity
Three Months Ended September 30, 2019 and 2018
(In Thousands)
(Unaudited)

	Three Months Ended September 30, 2019
	Redeemable Noncontrolling Interests	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders' Equity	Noncontrolling Interests	Total Equity
		Shares	Amount	Shares	Amount
Balance at June 30,2019	$278,539	—	$—	117,199	$11	$748,512	$(47,954)	$214,976	$915,545	$293,542	$1,209,087
Exercise of stock options	—	—	—	507	—	2,766	—	—	2,766	—	2,766
Issuance of restricted stock units, net of tax withholdings	—	—	—	218	1	(2,361)	—	—	(2,360)	—	(2,360)
Shares issued in connection with the Employee Stock Purchase Plan	—	—	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	6,854	—	—	6,854	—	6,854
Contributions from noncontrolling interests and redeemable noncontrolling interests	196,182	—	—	—	—	—	—	—	—	45,002	45,002
Distributions to noncontrolling interests and redeemable noncontrolling interests	(3,466)	—	—	—	—	—	—	—	—	(14,184)	(14,184)
Net (loss) income	(134,669)	—	—	—	—	—	—	28,990	28,990	(6,855)	22,135
Acquisition of noncontrolling interest	—	—	—	—	—	—	—	—	—	1,268	1,268
Other comprehensive loss, net of taxes	—	—	—	—	—	—	(24,966)	—	(24,966)	—	(24,966)
Balance at September 30, 2019	$336,586	—	$—	117,924	$12	$755,771	$(72,920)	$243,966	$926,829	$318,773	$1,245,602

	Three Months Ended September 30, 2018
	Redeemable Noncontrolling Interests	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders' Equity	Noncontrolling Interests	Total Equity
		Shares	Amount	Shares	Amount
Balance at June 30, 2018	$129,929	—	$—	110,487	$11	$704,146	$16,084	$238,175	$958,416	$286,905	$1,245,321
Exercise of stock options	—	—	—	1,027	—	5,792	—	—	5,792	—	5,792
Issuance of restricted stock units, net of tax withholdings	—	—	—	139	—	(3,032)	—	—	(3,032)		(3,032)
Shares issued in connection with the Employee Stock Purchase Plan	—	—	—	(1)	—	—	—	—	—		—
Stock-based compensation	—	—	—	—	—	5,740	—	—	5,740		5,740
Contributions from noncontrolling interests and redeemable noncontrolling interests	9,236	—	—	—	—	—	—	—	—	71,000	71,000
Distributions to noncontrolling interests and redeemable noncontrolling interests	(2,783)	—	—	—	—	—	—	—	—	(14,966)	(14,966)
Net loss	(18,914)	—	—	—	—	—		(2,896)	(2,896)	(25,714)	(28,610)
Other comprehensive loss, net of taxes	—	—	—	—	—	—	2,772	—	2,772	—	2,772
Balance at September 30, 2018	$117,468	—	$—	111,652	$11	$712,646	$18,856	$235,279	$966,792	$317,225	$1,284,017

Sunrun Inc.
Consolidated Statements of Redeemable Noncontrolling Interests and Equity
Nine Months Ended September 30, 2019 and 2018
(In Thousands)
(Unaudited)

	Nine Months Ended September 30, 2019
	Redeemable Noncontrolling Interests	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders' Equity	Noncontrolling Interests	Total Equity
		Shares	Amount	Shares	Amount
Balance at December 31, 2018	$126,302	—	$—	113,149	$11	$722,429	$(3,124)	$229,391	$948,707	$334,075	$1,282,782
Cumulative effect of adoption of new ASU (No. 2018-02)	—	—	—	—	—	—	(740)	740	—	—	—
Exercise of stock options	—	—	—	3,288	—	17,982	—	—	17,982	—	17,982
Issuance of restricted stock units, net of tax withholdings	—	—	—	901	1	(8,534)	—	—	(8,533)	—	(8,533)
Shares issued in connection with the Employee Stock Purchase Plan	—	—	—	586	—	3,397	—	—	3,397	—	3,397
Stock-based compensation	—	—	—	—	—	19,420	—	—	19,420	—	19,420
Contributions from noncontrolling interests and redeemable noncontrolling interests	397,956	—	—	—	—	—	—	—	—	173,539	173,539
Distributions to noncontrolling interests and redeemable noncontrolling interests	(10,144)	—	—	—	—	—	—	—	—	(43,711)	(43,711)
Net (loss) income	(177,528)	—	—	—	—	—	—	13,835	13,835	(140,332)	(126,497)
Acquisition of noncontrolling interest	—	—	—	—	—	1,077	—	—	1,077	(4,798)	(3,721)
Other comprehensive loss, net of taxes	—	—	—	—	—	—	(69,056)	—	(69,056)	—	(69,056)
Balance at September 30, 2019	$336,586	—	$—	117,924	$12	$755,771	$(72,920)	$243,966	$926,829	$318,773	$1,245,602

	Nine Months Ended September 30, 2018
	Redeemable Noncontrolling Interests	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders' Equity	Noncontrolling Interests	Total Equity
		Shares	Amount	Shares	Amount
Balance at December 31, 2017	$123,801	—	$—	107,350	$11	$682,950	$(4,113)	$202,734	$881,582	$358,934	$1,240,516
Exercise of stock options	—	—	—	2,556	—	13,860	—	—	13,860	—	13,860
Issuance of restricted stock units, net of tax withholdings	—	—	—	1,345	—	(7,910)	—	—	(7,910)	—	(7,910)
Shares issued in connection with the Employee Stock Purchase Plan	—	—	—	401	—	1,755	—	—	1,755	—	1,755
Stock-based compensation	—	—	—	—	—	21,991	—	—	21,991	—	21,991
Contributions from noncontrolling interests and redeemable noncontrolling interests	60,683	—	—	—	—	—	—	—	—	187,021	187,021
Distributions to noncontrolling interests and redeemable noncontrolling interests	(8,168)	—	—	—	—	—	—	—	—	(44,362)	(44,362)
Net (loss) income	(58,848)	—	—	—	—	—	—	32,545	32,545	(184,368)	(151,823)
Other comprehensive loss, net of taxes	—	—	—	—	—	—	22,969	—	22,969	—	22,969
Balance at September 30, 2018	$117,468	—	$—	111,652	$11	$712,646	$18,856	$235,279	$966,792	$317,225	$1,284,017

Sunrun Inc.
Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Nine Months Ended September 30,
	2019	2018
Operating activities:
Net loss	$(304,025)	$(210,671)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization, net of amortization of deferred grants	138,620	113,711
Deferred income taxes	(102)	6,590
Stock-based compensation expense	19,420	21,983
Interest on pass-through financing obligations	18,358	12,464
Reduction in pass-through financing obligations	(29,408)	(16,445)
Other noncash items	16,500	20,636
Changes in operating assets and liabilities:
Accounts receivable	(11,043)	(6,063)
Inventories	(30,310)	(1,551)
Prepaid and other assets	(67,329)	(54,157)
Accounts payable	6,744	18,289
Accrued expenses and other liabilities	14,531	32,898
Deferred revenue	121,936	21,582
Net cash used in operating activities	(106,108)	(40,734)
Investing activities:
Payments for the costs of solar energy systems	(594,137)	(571,181)
Business acquisition	(2,722)	—
Purchases of property and equipment	(21,184)	(3,079)
Net cash used in investing activities	(618,043)	(574,260)
Financing activities:
Proceeds from state tax credits, net of recapture	911	10,949
Proceeds from issuance of recourse debt	140,000	17,000
Repayment of recourse debt	(147,965)	(17,000)
Proceeds from issuance of non-recourse debt	682,050	488,376
Repayment of non-recourse debt	(388,100)	(224,033)
Payment of debt fees	(9,759)	(9,839)
Proceeds from pass-through financing and other obligations	7,223	183,620
Early repayment of pass-through financing obligation	(7,597)	—
Payment of finance lease obligations	(10,449)	(6,390)
Contributions received from noncontrolling interests and redeemable noncontrolling interests	571,495	247,704
Distributions paid to noncontrolling interests and redeemable noncontrolling interests	(52,893)	(50,726)
Acquisition of noncontrolling interest	(4,600)	—
Proceeds from exercises of stock options, net of withholding taxes paid on restricted stock units	12,848	8,676
Net cash provided by financing activities	793,164	648,337
Net change in cash and restricted cash	69,013	33,343
Cash and restricted cash, beginning of period	304,399	241,790
Cash and restricted cash, end of period	$373,412	$275,133
Supplemental disclosures of cash flow information
Cash paid for interest	$69,096	$55,601
Cash paid for income taxes	$—	$—
Supplemental disclosures of noncash investing and financing activities
Purchases of solar energy systems and property and equipment included in accounts payable and accrued expenses	$58,914	$23,445
Right-of-use assets obtained in exchange for new finance lease liabilities	$17,390	$9,001

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

Note 2. Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (the "SEC") regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. As such, these unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s annual report on Form 10-K for the year ended December 31, 2018. The results of the three and nine months ended September 30, 2019 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2019 or other future periods.
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
Revenue from external customers for each group of similar products and services is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Customer agreements	$89,241	$70,864	$253,046	$199,171
Incentives	7,008	43,708	35,492	73,996
Customer agreements and incentives	96,249	114,572	288,538	273,167

Solar energy systems	67,230	47,771	192,235	122,503
Products	52,063	42,617	133,868	124,191
Solar energy systems and product sales	119,293	90,388	326,103	246,694
Total revenue	$215,542	$204,960	$614,641	$519,861

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
The following table provides a reconciliation of cash and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statement of cash flows. Cash and restricted cash consist of the following (in thousands):

	Nine Months Ended September 30,
	2019	2018
Beginning of period:
Cash	$226,625	$202,525
Restricted cash, current and long-term	77,774	39,265
Total	$304,399	$241,790

End of period:
Cash	$324,698	$242,936
Restricted cash, current and long-term	48,714	32,197
Total	$373,412	$275,133

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
The opening balance of Accounts receivable, net was $60.4 million as of December 31, 2017. Accounts receivable, net, consists of the following (in thousands):

	September 30, 2019	December 31, 2018
Customer receivables	$75,108	$64,180
Other receivables	1,033	1,466
Rebates receivable	1,948	3,017
Allowance for doubtful accounts	(2,737)	(2,228)
Total	$75,352	$66,435

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

The opening balance of deferred revenue was $564.9 million as of December 31, 2017. Deferred revenue consists of the following (in thousands):

	September 30, 2019	December 31, 2018
Under Customer Agreements:
Payments received	$558,875	$538,926
Financing component balance	43,101	37,801
	601,976	576,727

Under SREC contracts:
Payments received	107,846	12,977
Financing component balance	3,241	1,921
	111,087	14,898

Total	$713,063	$591,625

In the three months ended September 30, 2019 and 2018, the Company recognized revenue of $15.1 million and $13.3 million, respectively, and in the nine months ended September 30, 2019 and 2018, the Company recognized revenue of $44.6 million and $39.1 million, respectively, from amounts included in deferred revenue at the beginning of the respective periods. Revenue allocated to remaining performance obligations represents contracted revenue that has not yet been recognized and includes deferred revenue as well as amounts that will be invoiced and recognized as revenue in future periods. Contracted but not yet recognized revenue was approximately $6.2 billion as of September 30, 2019, of which the Company expects to recognize approximately 6% over the next 12 months. The annual recognition is not expected to vary significantly over the next 10 years as the vast majority of existing Customer Agreements have at least 10 years remaining, given that the average age of the Company's fleet of residential solar energy systems under Customer Agreements is less than four years due to the Company being formed in 2007 and having experienced significant growth in the last few years. The annual recognition on these existing contracts will gradually decline over the midpoint of the Customer Agreements over the following 10 years as the typical 20 or 25 year initial term expires on individual Customer Agreements. During the three months ended March 31, 2019, deferred revenue increased by $95.5 million arising from the Company's sale of the right to SRECs to be generated over the next 10 to 15 years by a group of solar energy systems. In connection with the sale, the Company repaid debt previously drawn against the rights to these SRECs.
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

Note 3. Fair Value Measurement
At September 30, 2019 and December 31, 2018, the carrying value of receivables, accounts payable, accrued expenses and distributions payable to noncontrolling interests approximates fair value due to their short-term nature and falls under the Level 2 hierarchy. The carrying values and fair values of debt instruments are as follows (in thousands):

	September 30, 2019		December 31, 2018
	Carrying Value	Fair Value	Carrying Value	Fair Value
Bank line of credit	$239,035	$239,035	$247,000	$247,000
Senior debt	853,293	853,749	828,517	828,309
Subordinated debt	374,556	389,404	273,337	272,937
Securitization debt	578,425	621,571	400,068	394,756
Total	$2,045,309	$2,103,759	$1,748,922	$1,743,002

At September 30, 2019 and December 31, 2018, the fair value of the Company’s lines of credit, and certain senior, subordinated and SREC loans approximate their carrying values because their interest rates are variable rates that approximate rates currently available to the Company. At September 30, 2019 and December 31, 2018, the fair value of the Company’s other debt instruments are based on rates currently offered for debt with similar maturities and terms. The Company’s fair value of the debt instruments fell under the Level 2 hierarchy. These valuation approaches involve some level of management estimation and judgment, the degree of which is dependent on the price transparency for the instruments or market.

At September 30, 2019 and December 31, 2018, financial instruments measured at fair value on a recurring basis, based upon the fair value hierarchy, are as follows (in thousands):

	September 30, 2019
	Level 1	Level 2	Level 3	Total
Derivative assets:
Interest rate swaps	$—	$187	$—	$187
Total	$—	$187	$—	$187
Derivative liabilities:
Interest rate swaps	$—	$91,106	$—	$91,106
Total	$—	$91,106	$—	$91,106
Contingent consideration:
Contingent consideration	$—	$—	$20,800	$20,800
Total	$—	$—	$20,800	$20,800

	December 31, 2018
	Level 1	Level 2	Level 3	Total
Derivative assets:
Interest rate swaps	$—	$6,958	$—	$6,958
Total	$—	$6,958	$—	$6,958
Derivative liabilities:
Interest rate swaps	$—	$11,910	$—	$11,910
Total	$—	$11,910	$—	$11,910

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
The Company recorded contingent consideration in connection with a business combination, which is dependent on the achievement of specified deployment milestones associated with the number of solar systems through 2022. The Company determined the fair value of the contingent consideration using a probability-weighted expected return methodology that considers the timing and probabilities of achieving these milestones and uses discount rates that reflect the appropriate cost of capital. Contingent consideration was valued with level 3 inputs. The Company reassesses the valuation assumptions each reporting period, with any changes in the fair value accounted for in the consolidated statements of operations.

Note 4. Inventories
Inventories consist of the following (in thousands):

	September 30, 2019	December 31, 2018
Raw materials	$94,911	$64,256
Work-in-process	14,866	15,211
Total	$109,777	$79,467

Note 5. Solar Energy Systems, net
Solar energy systems, net consists of the following (in thousands):

	September 30, 2019	December 31, 2018
Solar energy system equipment costs	$4,348,653	$3,823,853
Inverters	453,204	396,054
Total solar energy systems	4,801,857	4,219,907
Accumulated depreciation and amortization	(650,873)	(535,891)
Construction-in-progress	182,403	136,001
Total solar energy systems, net	$4,333,387	$3,820,017

All solar energy systems, including construction-in-progress, are subject to signed Customer Agreements with customers. The Company recorded depreciation expense related to solar energy systems of $42.8 million and $35.6 million for the three months ended September 30, 2019 and 2018, respectively, and $123.1 million and $101.8 million for the nine months ended September 30, 2019 and 2018, respectively. The depreciation expense was reduced by the amortization of deferred grants of $2.1 million and $2.0 million for the three months ended September 30, 2019 and 2018, respectively, and $6.1 million and $5.8 million for the nine months ended September 30, 2019 and 2018, respectively.

Note 6. Other Assets
Other assets consist of the following (in thousands):

	September 30, 2019	December 31, 2018
Costs to obtain contracts- customer agreements	$258,169	$219,307
Costs to obtain contracts- incentives	2,481	—
Accumulated amortization of costs to obtain contracts	(33,684)	(24,992)
Unbilled receivables	111,269	81,703
Operating lease right-of-use assets	36,398	20,257
Other assets	23,645	39,410
Total	$398,278	$335,685

The Company recorded amortization of costs to obtain contracts of $3.2 million and $2.2 million for the three months ended September 30, 2019 and 2018, respectively, and $8.7 million and $6.2 million for the nine months ended September 30, 2019 and 2018, respectively, in Sales and marketing in the consolidated statements of operations.

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

Note 7. Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consist of the following (in thousands):

	September 30, 2019	December 31, 2018
Accrued employee compensation	$37,385	$39,738
Operating lease obligations	10,105	7,857
Accrued interest	12,151	8,436
Accrued professional fees	4,228	9,199
Contingent consideration	6,000	—
Other accrued expenses	51,851	33,406
Total	$121,720	$98,636

Note 8. Indebtedness
As of September 30, 2019, debt consisted of the following (in thousands, except percentages):

	Carrying Values, net of debt discount			Unused Borrowing Capacity	Interest Rate (1)	Maturity Date
	Current	Long Term	Total
Recourse debt:
Bank line of credit	$—	$239,035	$239,035	$—	5.34% - 5.76%	April 2022
Total recourse debt	—	239,035	239,035	—

Non-recourse debt:
Senior	8,565	844,728	853,293	—	4.26% - 5.61%	April 2022 - July 2027
Subordinated	—	374,556	374,556	—	7.26% - 10.50%	March 2023 - July 2030
Securitization Class A	20,353	548,767	569,120	—	3.98% - 5.31%	July 2024 - June 2054
Securitization Class B	484	8,821	9,305	—	5.38%	July 2024
Total non-recourse debt	29,402	1,776,872	1,806,274	—
Total debt	$29,402	$2,015,907	$2,045,309	$—

(1)	Reflects contractual, unhedged rates. See Note 9, Derivatives for hedge rates.
As of December 31, 2018, debt consisted of the following (in thousands, except percentages):

	Carrying Values, net of debt discount			Unused Borrowing Capacity	Interest Rate (1)	Maturity Date
	Current	Long Term	Total
Recourse debt:
Bank line of credit	$—	$247,000	$247,000	$406	5.45% - 5.77%	April 2020
Total recourse debt	—	247,000	247,000	406

Non-recourse debt:
Senior	19,070	809,447	828,517	—	4.50% - 5.54%	September 2020 - October 2024
Subordinated	5,824	267,513	273,337	—	7.03% - 10.00%	September 2020 - January 2030
Securitization Class A	10,125	380,299	390,424	—	4.40% - 5.31%	July 2024 - April 2049
Securitization Class B	465	9,179	9,644	—	5.38%	July 2024
Total non-recourse debt	35,484	1,466,438	1,501,922	—
Total debt	$35,484	$1,713,438	$1,748,922	$406

(1)	Reflects contractual, unhedged rates. See Note 9, Derivatives for hedge rates.

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
Under the terms of the working capital facility, the Company is required to meet various restrictive covenants, such as the completion and presentation of audited consolidated financial statements, maintaining a minimum unencumbered liquidity of at least $25.0 million at the end of each calendar month, maintaining quarter end liquidity of at least $30.0 million, and maintaining a minimum interest coverage ratio of 3.00 or greater, measured quarterly as of the last day of each quarter. The Company was in compliance with all debt covenants as of September 30, 2019. As of September 30, 2019, the balance under this facility was $239.0 million with a maturity date in April 2020, which was subsequently extended to April 2022.
Senior and Subordinated Debt Facilities
Each of the Company's senior and subordinated debt facilities contains customary covenants including the requirement to maintain certain financial measurements and provide lender reporting. Each of the senior and subordinated debt facilities also contain certain provisions in the event of default that entitle lenders to take certain actions including acceleration of amounts due under the facilities and acquisition of membership interests and assets that are pledged to the lenders under the terms of the senior and subordinated debt facilities. The facilities are non-recourse to the Company and are secured by net cash flows from Customer Agreements less certain operating, maintenance and other expenses that are available to the borrower after distributions to tax equity investors, where applicable. The Company was in compliance with all debt covenants as of September 30, 2019.
As of September 30, 2019, certain subsidiaries of the Company have an outstanding balance of $350.9 million on secured credit facilities that were syndicated with various lenders due in October 2024. The credit facilities totaled $375.8 million and consisted of $363.3 million in term loans, and a $12.5 million revolving debt service reserve letter of credit facility. Term Loan A ("TLA") is a senior delayed draw term loan that bears interest at LIBOR +2.125% per annum for LIBOR loans or the Base Rate +1.125% per annum on Base Rate loans. Term Loan B ("TLB") is subordinated debt that bears interest at 9.25% per annum.
As of September 30, 2019, certain subsidiaries of the Company have an outstanding balance of $182.6 million on senior secured credit facilities that were syndicated with various lenders due in April 2024. These facilities are subject to the National Grid project equity transaction. The credit facilities totaled $202.0 million and consisted of a $195.0 million senior delayed draw term loan facility and a $7.0 million revolving debt service reserve letter of credit facility. Loans under the facility bear interest at LIBOR +2.25% per annum, for the initial four-year period for LIBOR loans or the Base Rate +1.25% per annum for Base Rate Loans. The Base Rate is the highest of the Federal Funds Rate +0.50%, the Prime Rate, or LIBOR +1.00%. The facilities are non-recourse to the Company and are secured by net cash flows from Customer Agreements and SRECs, less certain operating, maintenance and other expenses that are available to the borrower after distributions to tax equity investors. Prepayments are permitted under the delayed draw term loan facility.
As of September 30, 2019, certain subsidiaries of the Company have an outstanding balance of $466.9 million on secured credit facilities agreements, as amended, with a syndicate of banks due in March 2023. The facilities totaled $595.0 million and consisted of a revolving aggregation facility (“Aggregation Facility”), a term loan ("Term Loan") and a revolving debt service reserve letter of credit facility. Senior loans under the Aggregation Facility bear interest at LIBOR +2.50% per annum for the initial three-year revolving availability period, stepping up to LIBOR +2.75% per annum in the following two-year period. The subordinated Term Loan bears interest at LIBOR +5.00% per annum for the first three-year period, stepping up to LIBOR +6.50% per annum thereafter. Term Loan prepayment penalties range from 0% - 1% depending on the timing of prepayments.
As of September 30, 2019, a subsidiary of the Company has an outstanding balance of $18.0 million on a term loan due in April 2022. The loan is secured by the assets and related net cash flow of this subsidiary and is non-recourse to the Company's other assets. Loans under this facility bear interest at 4.50% per annum.

As of September 30, 2019, a subsidiary of the Company has an outstanding balance of $14.6 million on a secured, non-recourse loan agreement due in September 2022. The loan will be repaid through cash flows from a pass-through financing obligation arrangement previously entered into by the Company. The loan agreement contains customary covenants including the requirement to maintain certain financial measurements and provide lender reporting. The loan also contains certain provisions in the event of default that entitles the lender to take certain actions including acceleration of amounts due under the loan. Loans under this facility bear interest at LIBOR +2.25% per annum.
As of September 30, 2019, a subsidiary of the Company has an outstanding balance of $122.1 million on a term loan due in January 2030. The loan is secured by the assets and related net cash flow of this subsidiary and is non-recourse to the Company’s other assets. Loans under this facility bear interest at 10.50% per annum.
As of September 30, 2019, a subsidiary of the Company has an outstanding balance of $62.9 million on a term loan due in July 2030. The loan is secured by the assets and related net cash flow of this subsidiary and is non-recourse to the Company’s other assets. Loans under this facility bear interest between 2.00% - 3.25% plus 6.75% per annum.
As of September 30, 2019, a subsidiary of the Company has an outstanding balance of $9.8 million on a term loan due in July 2027. The loan is secured by the assets and related net cash flow of this subsidiary and is non-recourse to the Company’s other assets. Loans under this facility bear interest at 5.61% per annum.
Securitization Loans
Each of the Company's securitized loans contains customary covenants including the requirement to provide reporting to the indenture trustee and ratings agencies. Each of the securitized loans also contain certain provisions in the event of default which entitle the indenture trustee to take certain actions including acceleration of amounts due under the facilities and acquisition of membership interests and assets that are pledged to the lenders under the terms of the securitized loans. The facilities are non-recourse to the Company and are secured by net cash flows from Customer Agreements less certain operating, maintenance and other expenses that are available to the borrower after distributions to tax equity investors, where applicable. The Company was in compliance with all debt covenants as of September 30, 2019.
As of September 30, 2019, a subsidiary of the Company has an outstanding balance of $86.2 million on solar asset-backed notes ("Notes") secured by associated customer contracts (“Solar Assets”) held by a special purpose entity (“Issuer”). As of September 30, 2019 and December 31, 2018, these Solar Assets had a carrying value of $159.4 million and $164.7 million, respectively, and are included under solar energy systems, net, in the consolidated balance sheets. The Notes were issued at a discount of 0.08%.
As of September 30, 2019, a subsidiary of the Company has an outstanding balance of $301.4 million on solar asset-backed notes secured by net cash flows from Customer Agreements less certain operating, maintenance and other expenses that are available to the issuer after distributions to tax equity investors. The Notes were issued at a discount of 1.47%. The assets and cash flows generated by the Solar Assets are not available to the other creditors of the Company, and the creditors of the Issuer, including the Note holders, have no recourse to the Company's other assets.
As of September 30, 2019, a subsidiary of the Company has an outstanding balance of $190.9 million on solar asset-backed notes secured by net cash flows from Customer Agreements less certain operating, maintenance and other expenses that are available to the issuer. The Notes were issued at a discount of 0.01%.

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

The interest rate swaps have been designated as cash flow hedges. The credit risk adjustment associated with these swaps is the risk of non-performance by the counterparties to the contracts. In the nine months ended September 30, 2019, the hedge relationships on the Company’s interest rate swaps have been assessed as highly effective as the critical terms of the interest rate swaps match the critical terms of the underlying forecasted hedged transactions. Accordingly, changes in the fair value of these derivatives are recorded as a component of accumulated other comprehensive income, net of income taxes. Changes in the fair value of these derivatives are subsequently reclassified into earnings, and are included in interest expense, net in the Company’s statements of operations, in the period that the hedged forecasted transactions affects earnings.
All amounts in Accumulated other comprehensive income (loss) ("AOCI") in the consolidated statements of redeemable noncontrolling interests and equity relate to derivatives, refer to the consolidated statements of comprehensive (loss) income. The net (loss) gain on derivatives includes the tax effect of $9.1 million and $1.0 million for the three months ended September 30, 2019 and 2018, respectively, and $25.0 million and $8.1 million for the nine months ended September 30, 2019 and 2018, respectively.
During the next 12 months, the Company expects to reclassify $4.8 million of net losses on derivative instruments from accumulated other comprehensive income to earnings. There were no undesignated derivative instruments recorded by the Company as of September 30, 2019.
The Company’s master netting and other similar arrangements allow net settlements under certain conditions. When those conditions are met, the Company presents derivatives at net fair value. As of September 30, 2019 the information related to these offsetting arrangements were as follows (in thousands):

Instrument Description	Gross Amounts of Recognized Assets / Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets / Liabilities Included in the Consolidated Balance Sheet
Assets:
Derivatives	$187	$(145)	$42

Liabilities:
Derivatives	(91,106)	145	(90,961)
Total	$(90,919)	$—	$(90,919)

As of December 31, 2018 the information related to these offsetting arrangements were as follows (in thousands):

Instrument Description	Gross Amounts of Recognized Assets / Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets / Liabilities Included in the Consolidated Balance Sheet
Assets:
Derivatives	$6,958	$(1,605)	$5,353

Liabilities:
Derivatives	(11,910)	1,605	(10,305)
Total	$(4,952)	$—	$(4,952)

At September 30, 2019, the Company had the following derivative instruments (dollars in thousands):

Type	Quantity	Effective Dates	Maturity Dates	Hedge Interest Rates	Notional Amount	Adjusted Net Fair Market Value
Interest rate swap	1	4/29/2016	8/31/2022	1.27%- 1.29%	$12,136	$42
Interest rate swaps	8	7/31/2017 - 1/31/2018	4/30/2024 - 10/20/2024	2.16%- 2.39%	281,136	(9,741)
Interest rate swaps	3	4/30/2021	10/30/2026 - 10/31/2026	2.89% - 3.08%	102,720	(8,395)
Interest rate swaps	2	10/31/2019	4/30/2027	1.89% - 1.90%	19,680	(323)
Interest rate swaps	2	10/31/2019	10/31/2031	1.44% - 1.50%	23,344	145
Interest rate swaps	4	1/31/2018 - 1/31/2020	4/30/2034 - 10/31/2034	2.62% - 2.78%	243,956	(27,249)
Interest rate swaps	8	7/31/2017 - 10/18/2024	4/30/2035 - 10/31/2035	2.56% - 2.95%	275,851	(19,627)
Interest rate swap	1	10/18/2024	1/31/2036	2.95%	14,656	(1,030)
Interest rate swaps	3	1/31/2019 - 4/30/2021	4/30/2037	3.28% - 3.30%	100,000	(15,490)
Interest rate swaps	3	10/30/2026 - 10/31/2026	1/31/2038	3.01% - 3.16%	101,135	(9,251)
Total					$1,174,614	$(90,919)

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
Under these financing obligation arrangements, wholly owned subsidiaries of the Company finance the cost of solar energy systems with investors for an initial term of typically 20 or 22 years. The solar energy systems are subject to Customer Agreements with an initial term of typically 20 or 25 years that automatically renew on an annual basis. These solar energy systems are reported under the line item solar energy systems, net in the consolidated balance sheets. As of September 30, 2019 and December 31, 2018, the cost of the solar energy systems placed in service under the financing obligation arrangements was $658.0 million and $664.1 million, respectively. The accumulated depreciation related to these assets as of September 30, 2019 and December 31, 2018 was $90.5 million and $82.1 million, respectively.

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
During the nine months ended September 30, 2019, the Company made an early repayment of one of its financing obligations for $11.7 million, which resulted in a debt extinguishment expense of $4.4 million.

Note 11. VIE Arrangements
The Company consolidated various VIEs at September 30, 2019 and December 31, 2018. The carrying amounts and classification of the VIEs’ assets and liabilities included in the consolidated balance sheets are as follows (in thousands):

	September 30, 2019	December 31, 2018
Assets
Current assets
Cash	$178,289	$105,494
Restricted cash	4,544	2,071
Accounts receivable, net	19,208	18,539
Prepaid expenses and other current assets	549	387
Total current assets	202,590	126,491
Solar energy systems, net	3,045,779	2,712,377
Other assets	83,830	66,427
Total assets	$3,332,199	$2,905,295
Liabilities
Current liabilities
Accounts payable	$14,464	$12,136
Distributions payable to noncontrolling interests and redeemable noncontrolling interests	16,466	15,797
Accrued expenses and other liabilities	9,676	7,122
Deferred revenue, current portion	35,169	29,102
Deferred grants, current portion	1,014	982
Non-recourse debt, current portion	5,257	4,217
Total current liabilities	82,046	69,356
Deferred revenue, net of current portion	410,872	367,818
Deferred grants, net of current portion	27,316	28,247
Non-recourse debt, net of current portion	190,856	186,494
Other liabilities	23,898	8,843
Total liabilities	$734,988	$660,758

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
During the nine months ended September 30, 2019, the Company acquired an investor's interest in a consolidated VIE for total cash consideration of $4.6 million. This transaction increased the Company's additional paid-in-capital, net of the related tax impact, by $1.1 million.

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
The carrying value of redeemable noncontrolling interests was greater than the redemption value except for ten and six Funds at September 30, 2019 and December 31, 2018, respectively, where the carrying value has been adjusted to the redemption value.

Note 13. Stock-Based Compensation
Stock Options
The following table summarizes the activity for all stock options under all of the Company’s equity incentive plans for the nine months ended September 30, 2019 (shares and aggregate intrinsic value in thousands):

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2018	13,590	$6.07	6.63	$66,462
Granted	1,354	15.45
Exercised	(3,288)	5.47
Cancelled	(449)	7.50
Outstanding at September 30, 2019	11,207	$7.32	6.80	$105,768

Options vested and exercisable at September 30, 2019	7,102	$6.16	5.91	$74,882

Restricted Stock Units
The following table summarizes the activity for all restricted stock units (“RSUs”) under all of the Company’s equity incentive plans for the nine months ended September 30, 2019 (shares in thousands):

	Number of Awards	Weighted Average Grant Date Fair Value
Unvested balance at December 31, 2018	4,182	$7.05
Granted	2,094	15.31
Issued	(901)	6.84
Cancelled / forfeited	(1,120)	8.05
Unvested balance at September 30, 2019	4,255	$10.90

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

Stock-Based Compensation Expense
The Company recognized stock-based compensation expense, including ESPP expenses, in the consolidated statements of operations as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Cost of customer agreements and incentives	$594	$648	$1,849	$1,926
Cost of solar energy systems and product sales	209	188	566	545
Sales and marketing	1,352	1,102	3,782	6,086
Research and development	404	313	1,149	918
General and administration	4,295	3,490	12,074	12,507
Total	$6,854	$5,741	$19,420	$21,982

In August 2017, the Company entered into an agreement with an affiliate ("Contractor") of Comcast Corporation ("Comcast") whereby Contractor will receive lead or sales fees for new customers it brings to the Company over a 40-month term. Comcast may also earn a warrant to purchase up to 11,793,355 shares of the Company's outstanding common stock, at an exercise price of $0.01 per warrant share. The warrant initially vests 50.05% when both (i) Contractor has earned a lead or sales fee with respect to 30,000 of installed solar energy systems, and (ii) Contractor or its affiliates have spent at least $10.0 million in marketing and sales in connection with the agreement. Thereafter, the warrant will vest in five additional increments for each additional 6,000 installed solar energy systems. On November 7, 2018 the warrant vesting schedule was modified so that it will initially vest either (i) as to 10.0% if Contractor has earned a lead or sales fee with respect to 6,000 of installed solar energy systems by September 30, 2019 or (ii) as to 13.3% if Contractor has earned a lead or sales fee with respect to 8,000 of installed solar energy systems by December 31, 2019, provided that, in either case, Contractor or its affiliates have spent at least $25.0 million in marketing and sales in connection with the agreement.  Thereafter, the warrant will vest in additional 8.3% increments for each additional 5,000 installed solar energy systems.  If the initial vesting conditions have not been met by December 31, 2019, the Warrant will expire.  As of November 8, 2019, none of the shares under this amended warrant have vested and, therefore, no expense has been recognized to date.

Note 14. Income Taxes
The income tax expense rate for the three months ended September 30, 2019 and 2018 was (4.8)% and 11.2%, respectively, and for the nine months ended September 30, 2019 and 2018 was (0.1)% and (3.2)%, respectively. The differences between the actual consolidated effective income tax rate and the U.S. federal statutory rate were primarily attributable to an increase in valuation allowance on deferred tax assets, the allocation of losses on noncontrolling interests and redeemable noncontrolling interests, and stock compensation deductions.
The Company sells solar energy systems to investment Funds. As the investment Funds are consolidated by the Company, the gain on the sale of the assets has been eliminated in the consolidated financial statements, however gains on sale are recognized for tax purposes.
Tax Cuts and Jobs Act
On December 22, 2017, the U.S, government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). While the Company has fully accounted for the impact of the Tax Act, the U.S. Treasury released proposed regulations under IRC Sec. 451(c) related to the recognition of advanced payments for goods and services on September 5, 2019. The Company is still analyzing the proposed regulations and expects to complete its assessment in the fourth quarter. The Company does not expect the proposed regulations to have a material impact to the current tax expense given the Company's NOL carryforwards.

Uncertain Tax Positions

As of September 30, 2019 and December 31, 2018, the Company had $0.0 million and $0.6 million, respectively, of unrecognized tax benefits related to an acquisition in 2015. During the nine months ended September 30, 2019, the Company recorded an income tax benefit of $0.6 million from the release of unrecognized tax benefits and $0.2 million from the release of interest and penalties due to the expiration of federal and California statute of limitations. As of September 30, 2019, the Company has no other uncertain tax positions.
Net Operating Loss Carryforwards
As a result of the Company’s net operating loss carryforwards as of September 30, 2019 and December 31, 2018, the Company does not expect to pay income tax for federal or state income tax purposes, including in connection with its income tax provision for the nine months ended September 30, 2019. As of December 31, 2018, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $769.0 million and $664.0 million, respectively, which will begin to expire in 2028 for federal purposes and in 2024 for state purposes. In addition, federal and certain state net operating loss carryforwards generated in tax years beginning after December 31, 2017 total $331.0 million and $444.0 million, respectively, and have indefinite carryover periods and do not expire.

Note 15. Commitments and Contingencies
Letters of Credit
As of September 30, 2019 and December 31, 2018, the Company had $10.7 million and $9.7 million, respectively, of unused letters of credit outstanding, which carry fees of 2.13% - 3.25% per annum and 2.50% - 3.25% per annum, respectively.
Operating and Finance Leases
The Company leases real estate under non-cancellable-operating leases and equipment under finance leases.
The components of lease expense were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Finance lease cost:
Amortization of right-of-use assets	$3,647	$3,126	$10,879	$8,483
Interest on lease liabilities	600	167	1,272	414
Operating lease cost	3,438	2,616	9,937	7,749
Short-term lease cost	115	228	1,260	583
Variable lease cost	854	947	2,750	2,454
Sublease income	(99)	(156)	(448)	(381)
Total lease cost	$8,555	$6,928	$25,650	$19,302

Other information related to leases was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$8,564	$2,771	$14,099	$8,026
Operating cash flows from finance leases	732	123	1,171	327
Financing cash flows from finance leases	4,004	2,308	10,449	6,390
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	6,000	1,322	26,150	1,414
Finance leases	4,453	4,997	17,390	9,139
Weighted average remaining lease term (years):
Operating leases	5.26	3.51	5.26	3.51
Finance leases	3.08	2.59	3.08	2.59
Weighted average discount rate:
Operating leases	5.2%	4.2%	5.2%	4.2%
Finance leases	4.2%	4.0%	4.2%	4.0%

Future minimum lease payments under non-cancellable leases as of September 30, 2019 were as follows (in thousands):

	Operating Leases	Sublease Income	Net Operating Leases	Finance Leases
2019	$12,220	$784	$11,436	$11,938
2020	11,828	712	11,116	8,163
2021	9,825	125	9,700	5,410
2022	8,826	—	8,826	1,834
2023	5,816	—	5,816	51
Thereafter	8,667	—	8,667	12
Total future lease payments	57,182	1,621	55,561	27,408
Less: Amount representing interest	6,854	—	6,854	1,434
Present value of future payments	50,328	1,621	48,707	25,974
Less: Short term leases not recorded as a liability	3,692	—	3,692	—
Less: Tenant incentives	662	—	662	—
Net present value of future payments	45,974	1,621	44,353	25,974
Less: Current portion	10,105	—	10,105	11,152
Long-term portion	$35,869	$1,621	$34,248	$14,822

During the nine months ended September 30, 2019, the Company entered into two non-cancellable operating lease agreements for corporate office space in San Francisco, California and Denver, Colorado for the next five and seven years, respectively, to replace existing office space whose lease terms expire in 2019.
Purchase Commitment
The Company entered into commitments, which have the ability to be canceled without significant penalties, with multiple suppliers to purchase $143.9 million of photovoltaic modules and inverters by the end of 2019.

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

On January 28, 2019, the Company reached an agreement in principle to settle all claims asserted in the Sklar and Olsen derivative actions against all defendants, and on September 16, 2019, the Court granted preliminary approval of the proposed settlement. Under the terms of the proposed settlement, the Company agreed to adopt certain corporate governance measures in the future. The Company and all defendants have denied, and continue to deny, the claims alleged in the derivative actions and the settlement does not reflect any admission of fault, wrongdoing or liability as to any defendant. The settlement is subject to definitive documentation and court approval.

Note 16. Earnings Per Share
The computation of the Company’s basic and diluted net income (loss) per share is as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Numerator:
Net income (loss) attributable to common stockholders	$28,990	$(2,896)	$13,835	$32,545
Denominator:
Weighted average shares used to compute net income (loss) per share attributable to common stockholders, basic	117,652	111,134	115,790	109,351
Weighted average effect of potentially dilutive shares to purchase common stock	7,499	9,262	7,855	6,701
Weighted average shares used to compute net income (loss) per share attributable to common stockholders, diluted	125,151	120,396	123,645	116,052
Net income (loss) per share attributable to common stockholders
Basic	$0.25	$(0.03)	$0.12	$0.30
Diluted	$0.23	$(0.02)	$0.11	$0.28

The following shares were excluded from the computation of diluted net income (loss) per share as the impact of including those shares would be anti-dilutive (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Warrants	—	—	—	834
Outstanding stock options	1,540	527	1,455	4,211
Unvested restricted stock units	343	240	725	784
Total	1,883	767	2,180	5,829

Note 17. Acquisitions
On July 3, 2019, the Company acquired a specified customer pipeline and assembled workforce from Omni Energy, LLC (“Omni”), an existing solar integrator with multi-family solar project origination and development capabilities.

The purchase consideration for the assets acquired was approximately $23.5 million, consisting of $2.7 million in cash upfront and $20.8 million in contingent consideration based upon new deployments through 2022. The Company has estimated the fair value of the contingent consideration at the acquisition date using a probability-weighted discounted cash flow methodology. The estimated range of outcomes (undiscounted) was from $17.7 million to $28.9 million. The total fair value of the assets acquired of $23.5 million is comprised of an intangible asset related to customer relationships of $14.2 million with estimated useful life of five years, and goodwill of $9.3 million. Customer relationships were valued with level 3 inputs.

The fair value of the assets acquired and liabilities assumed are preliminary and may be adjusted as the Company obtains additional information, primarily related to adjustments for the customer relationships. If there are adjustments made for these items the fair value of intangible assets and goodwill could be impacted. Thus these provisional measurements of fair value are subject to change. The Company expects to finalize the valuation of the intangible assets as soon as practicable, but not later than one-year from the acquisition date.

Goodwill represents the excess of the purchase price over the fair value of the asset acquired. Goodwill recorded is primarily attributable to the acquired assembled workforce and expected origination cost reductions.

There was no revenue contributed from the acquired business to the Company, as measured from the date of the acquisition through September 30, 2019. The portion of the total expenses and net income associated with the acquired business was not separately identifiable due to the integration with the Company’s operations. Due to the nature of the acquisition, the operations acquired and the related unaudited pro forma information is immaterial.

Note 18. Subsequent Events
Issuance of Asset-Backed Notes. On October 28, 2019, a subsidiary of the Company issued $312.4 million in solar asset-backed notes secured by net cash flows from Customer Agreements less certain operating, maintenance and other expenses that are available to the issuer after distributions to tax equity investors. The Notes were issued at a discount of 0.05% with an interest rate of 3.61% and mature on February 1, 2055.
Working Capital Facility Amendment. On November 12, 2019, the Company and certain of its subsidiaries entered into Amendment No. 7 (the "Amendment") to the Company's $250.0 million syndicated working capital facility dated as of April 1, 2015, as amended from time to time with the lenders thereto. The Amendment extends the maturity date of the facility to April 1, 2022 from its current maturity date of April 1, 2020.  Other terms of the facility remain substantially the same, except for future periods the Amendment (i) increases the minimum interest coverage ratio from 3.0:1.0 to 3.5:1.0 and (ii) increases the minimum required quarter-end unencumbered cash balance from $30.0 million to $35.0 million.
Stock Repurchase Program Authorization.    On November 12, 2019, the Company announced that its Board of Directors had approved a stock repurchase program authorizing the Company to repurchase up to $50.0 million of its common stock from time to time over the next three years.  Stock repurchases under this program may be made through open market transactions, negotiated purchases or otherwise, at times and in such amounts as the Company considers appropriate and in accordance with applicable regulations of the SEC. The timing of repurchases and the number of shares repurchased will depend on a variety of factors including price, regulatory requirements, and other market conditions. The Company may limit, amend, suspend, or terminate the stock repurchase program at any time without prior notice. Any shares repurchased under the program will be returned to the status of authorized, but unissued shares of common stock.

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

•	determinations by the Internal Revenue Service of the fair market value of our solar energy systems;

•	the retail price of utility-generated electricity or electricity from other energy sources;

•	regulatory and policy development and changes;

•	our ability to manage our supply chains and distribution channels;

•	our industry’s, and specifically our, continued ability to manage costs (including, but not limited to, equipment costs) associated with solar service offerings;

•	our strategic partnerships and expected benefits of such partnerships;

•	the sufficiency of our cash, investment fund commitments and available borrowings to meet our anticipated cash needs;

•	the expected size and timeframe of our stock repurchase program;

•	our need and ability to raise capital, refinance existing debt, and finance our operations and solar energy systems from new and existing investors;

•	the potential impact of interest rates on our interest expense;

•	our business plan and our ability to effectively manage our growth, including our rate of revenue growth;

•	our ability to further penetrate existing markets, expand into new markets and our expectations regarding market growth (including, but not limited to, expected cancellation rates);

•	our expectations concerning relationships with third parties, including the attraction, retention and continued existence of qualified solar partners;

•	the impact of seasonality on our business;

•	our investment in research and development and new product offerings;

•	our ability to protect our intellectual property and customer data, as well as to maintain our brand;

•	technical and capacity limitations imposed by power grid operators;

•	the willingness of and ability of our solar partners to fulfill their respective warranty and other contractual obligations;

•	our ability to renew or replace expiring, cancelled or terminated solar service agreements at favorable rates or on a long-term basis;

•	the ability of our solar energy systems to operate or deliver energy for any reason, including if interconnection or transmission facilities on which we rely become unavailable;

•	our expectations regarding certain performance objectives and the renewal rates and purchase value of our solar energy systems after expiration of our Customer Agreements; and

•	the calculation of certain of our key financial and operating metrics and accounting policies.

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
We have experienced substantial growth in our business and operations since our inception in 2007. As of September 30, 2019, we operated the second largest fleet of residential solar energy systems in the United States and provided our solar services to approximately 271,000 customers in 22 states, as well as the District of Columbia and Puerto Rico. We have an aggregate of 1,871 Megawatts Deployed as of September 30, 2019, and our Gross Earning Assets as of September 30, 2019 were approximately $3.4 billion. Please see the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Key Operating Metrics” for more details on how we calculate Megawatts Deployed and Gross Earning Assets.
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
As of September 30, 2019, we had 35 active investment funds, which are described below. We have established different types of investment funds to implement our asset monetization strategy. Depending on the nature of the investment fund, cash may be contributed to the investment fund by the investor upfront or in stages based on milestones associated with the design, construction or interconnection status of the solar energy systems. The cash contributed by the fund investor is used by the investment fund to purchase solar energy systems. The investment funds either own or enter into a master lease with a Sunrun subsidiary for the solar energy systems, Customer Agreements and associated incentives. We receive on-going cash distributions from the investment funds representing a portion of the monthly customer payments received. We use the upfront cash, as well as on-going distributions, to cover our costs associated with designing, purchasing and installing the solar energy systems. In addition, we also use debt, equity and other financing strategies to fund our operations. The allocation of the economic benefits between us and the fund investor and the corresponding accounting treatment varies depending on the structure of the investment fund.

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
The table below provides an overview of our current investment funds (dollars in millions):

		Consolidated Joint Ventures
	Pass-Through Financing Obligations	Partnership Flip	JV Inverted Lease
Consolidation	Owner entity consolidated, tenant entity not consolidated	Single entity, consolidated	Owner and tenant entities consolidated
Balance sheet classification	Pass-through financing obligation	Redeemable noncontrolling interests and noncontrolling interests	Redeemable noncontrolling interests and noncontrolling interests
Revenue from ITCs	Recognized on the PTO date	None	None
Method of calculating investor interest	Effective interest rate method	Greater of HLBV or redemption value	Greater of HLBV or redemption value; or pro rata
Liability balance as of September 30, 2019	$340.0	N/A	N/A
Noncontrolling interest balance (redeemable or otherwise) as of September 30, 2019	N/A	$620.2	$35.2
Number of funds (as of September 30, 2019)	6	25	4
Megawatts Deployed (as of September 30, 2019)	218.8	1,131.3	113.8
Carrying value of solar energy systems, net (as of September 30, 2019)	$567.8	$2,768.9	$342.6
Contributions from third-party fund investors (through September 30, 2019)	$765.2	$2,453.9	$274.6

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

•
Megawatts Deployed represents the aggregate megawatt production capacity of our solar energy systems, whether sold directly to customers or subject to executed Customer Agreements (i) for which we have confirmation that the systems are installed on the roof, subject to final inspection; (ii) in the case of certain system installations by our partners, for which we have accrued at least 80% of the expected project cost, or (iii) for multi-family and any other systems that have reached NTP, measured on the percentage of the project that has been completed based on expected project cost.

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

	As of September 30,
	2019	2018
Cumulative Megawatts Deployed (end of period)	1,871	1,460

	As of September 30,
	2019	2018

	(in thousands)
Gross Earning Assets Under Energy Contract	$2,296,557	$1,911,656
Gross Earning Assets Value of Purchase or Renewal	1,106,415	917,069
Gross Earning Assets	$3,402,972	$2,828,725

The tables below provide a range of Gross Earning Asset amounts if different default, discount and purchase and renewal assumptions were used.
Gross Earning Assets Under Energy Contract:

	As of September 30, 2019
	Discount rate
Default rate	4%	5%	6%	7%	8%

	(in thousands)
5%	$2,638,613	$2,424,492	$2,235,540	$2,068,236	$1,919,610
0%	$2,714,183	$2,492,282	$2,296,557	$2,123,336	$1,969,528
Gross Earning Assets Value of Purchase or Renewal:

	As of September 30, 2019
	Discount rate
Purchase or Renewal rate	4%	5%	6%	7%	8%

	(in thousands)
80%	$1,451,152	$1,181,095	$964,736	$790,796	$650,483
90%	$1,664,528	$1,354,669	$1,106,415	$906,830	$745,827
100%	$1,877,904	$1,528,243	$1,248,095	$1,022,865	$841,171

Total Gross Earning Assets:

	As of September 30, 2019
	Discount rate
Purchase or Renewal rate	4%	5%	6%	7%	8%

	(in thousands)
80%	$4,165,335	$3,673,377	$3,261,292	$2,914,132	$2,620,012
90%	$4,378,711	$3,846,951	$3,402,972	$3,030,167	$2,715,355
100%	$4,592,088	$4,020,525	$3,544,652	$3,146,201	$2,810,699

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

	(in thousands, except per share data)
Revenue:
Customer agreements and incentives	$96,249	$114,572	$288,538	$273,167
Solar energy systems and product sales	119,293	90,388	326,103	246,694
Total revenue	215,542	204,960	614,641	519,861
Operating expenses:
Cost of customer agreements and incentives	67,359	63,195	207,446	175,540
Cost of solar energy systems and product sales	92,031	76,179	256,178	205,026
Sales and marketing	77,478	56,758	203,469	150,074
Research and development	6,435	4,604	18,464	13,552
General and administrative	31,059	26,720	93,166	87,743
Amortization of intangible assets	1,524	1,051	3,231	3,153
Total operating expenses	275,886	228,507	781,954	635,088
Loss from operations	(60,344)	(23,547)	(167,313)	(115,227)
Interest expense, net	43,911	34,482	127,560	94,552
Other expenses (income), net	3,110	(4,517)	9,254	(5,701)
Loss before income taxes	(107,365)	(53,512)	(304,127)	(204,078)
Income tax (benefit) expense	5,169	(5,988)	(102)	6,593
Net loss	(112,534)	(47,524)	(304,025)	(210,671)
Net loss attributable to noncontrolling interests and redeemable noncontrolling interests	(141,524)	(44,628)	(317,860)	(243,216)
Net income (loss) attributable to common stockholders	$28,990	$(2,896)	$13,835	$32,545
Net income (loss) per share attributable to common stockholders
Basic	$0.25	$(0.03)	$0.12	$0.30
Diluted	$0.23	$(0.02)	$0.11	$0.28
Weighted average shares used to compute net income (loss) per share attributable to common stockholders
Basic	117,652	111,134	115,790	109,351
Diluted	125,151	120,396	123,645	116,052

Comparison of the Three Months Ended September 30, 2019 and 2018
Revenue

	Three Months Ended September 30,		Change
	2019	2018	$	%

	(in thousands)
Customer agreements	$89,241	$70,864	$18,377	26%
Incentives	7,008	43,708	(36,700)	(84)%
Customer agreements and incentives	96,249	114,572	(18,323)	(16)%

Solar energy systems	67,230	47,771	19,459	41%
Products	52,063	42,617	9,446	22%
Solar energy systems and product sales	119,293	90,388	28,905	32%
Total revenue	$215,542	$204,960	$10,582	5%
Customer Agreements and Incentives. The $18.4 million increase in revenue from Customer Agreements was primarily due to both an increase in solar energy systems under Customer Agreements being placed in service in the period from October 1, 2018 through September 30, 2019, plus a full quarter of revenue recognized in the third quarter of 2019 for systems placed in service in the third quarter of 2018 versus only a partial quarter of such revenue related to the period in which the assets were in service in 2018. Revenue from incentives consists of sales of ITCs and SRECs, which decreased by $36.7 million during the three months ended September 30, 2019, compared to the prior year. The decrease was due to the sale of ITCs under a financing obligation fund opened in 2018, with PTO activity in that fund primarily concluding during the second quarter of 2019. There has been no such comparable fund opened in 2019.
Solar Energy Systems and Product Sales. Revenue from solar energy systems sales increased by $19.5 million compared to the prior year due to increased demand through retail partners. Product sales increased by $9.4 million, primarily due to an increase in the volume of wholesale products sold.
Operating Expenses

	Three Months Ended September 30,		Change
	2019	2018	$	%

	(in thousands)
Cost of customer agreements and incentives	$67,359	$63,195	$4,164	7%
Cost of solar energy systems and product sales	92,031	76,179	15,852	21%
Sales and marketing	77,478	56,758	20,720	37%
Research and development	6,435	4,604	1,831	40%
General and administrative	31,059	26,720	4,339	16%
Amortization of intangible assets	1,524	1,051	473	45%
Total operating expenses	$275,886	$228,507	$47,379	21%
Cost of Customer Agreements and Incentives. The $4.2 million increase in Cost of customer agreements and incentives was primarily due to the increase in solar energy systems placed in service in the period from October 1, 2018 through September 30, 2019, plus a full quarter of costs recognized in the third quarter of 2019 for systems placed in service in the third quarter of 2018 versus only a partial quarter of such expenses related to the period in which the assets were in service in 2018.

The cost of Customer Agreements and incentives increased to 70% of customer agreements and incentives revenue during the three months ended September 30, 2019, from 55% during the three months ended September 30, 2018 due to the $36.7 million decrease in revenue from incentives, as discussed above. The cost of sales related to incentives was minimal.
Cost of Solar Energy Systems and Product Sales. The $15.9 million increase in Cost of solar energy systems and product sales was due to the corresponding net increase in the solar energy systems and product sales discussed above.
Sales and Marketing Expense. The $20.7 million increase in Sales and marketing expense was primarily attributable to an increase in headcount driving higher employee compensation, as well as an increase in costs to acquire customers through our retail channels and sales lead generating partners. Included in sales and marketing expense is $3.2 million and $2.2 million of amortization of costs to obtain Customer Agreements for the three months ended September 30, 2019 and 2018, respectively.
Research and Development Expense. The $1.8 million increase in Research and development expense was primarily attributable to hiring of personnel to support the growth of our business.
General and Administrative Expense. The $4.3 million increase in General and administrative expenses was primarily attributable to increased employee compensation, as well as a temporary duplication of rent expense associated with the transition of corporate office spaces in San Francisco and Denver.
Non-Operating Expenses

	Three Months Ended September 30,		Change
	2019	2018	$	%

	(in thousands)
Interest expense, net	$43,911	$34,482	$9,429	27%
Other expenses (income), net	$3,110	$(4,517)	$7,627	(169)%

Interest Expense, net. The increase in Interest expense, net of $9.4 million was related to additional non-recourse and pass-through financing obligation debt entered into subsequent to September 30, 2018. Included in net interest expense is $7.5 million and $5.8 million of non-cash interest recognized under Customer Agreements that have a significant financing component for the three months ended September 30, 2019 and 2018, respectively.

Other Expenses (Income), net. The $3.1 million of Other expenses, net during the three months ended September 30, 2019 relates primarily to a loss from the early extinguishment of certain non-recourse debt in 2019.
Income Tax Expense

	Three Months Ended September 30,		Change
	2019	2018	$	%

	(in thousands)
Income tax (benefit) expense	$5,169	$(5,988)	$11,157	(186)%

The tax expense at the statutory rate of 21.0% for 2019 was reduced by the allocation of the losses to noncontrolling interests and redeemable noncontrolling interests of 27.7% and other decreases of 1.4% and increased by stock compensation deductions of 1.3% and change in valuation allowance of 1.9%. The tax expense at the statutory rate of 21.0% for 2018 was reduced by the allocation of losses to noncontrolling interests and redeemable noncontrolling interests of 17.0% and by other miscellaneous items of 7.2%.

The increase in Income tax expense of $11.2 million primarily relates to an increase in noncontrolling-interest and redeemable noncontrolling interest that was offset by an increase in pre-tax loss and a decrease in valuation allowance. Given our net operating loss carryforwards as of December 31, 2018, we do not expect to pay income tax until our net operating losses incurred prior to the enactment of the Tax Act are fully utilized. As of the year ended December 31, 2018, our net operating loss carryforwards for federal and state income tax purposes were approximately $769.0 million and $664.0 million, respectively, which will begin to expire in 2028 for federal purposes and in 2024 for state purposes. In addition, federal and certain state net operating loss carryforwards generated in tax years beginning after December 31, 2017 total $331.0 million and $444.0 million, respectively, and have indefinite carryover periods and do not expire.
Net Loss Attributable to Noncontrolling Interests and Redeemable Noncontrolling Interests

	Three Months Ended September 30,		Change
	2019	2018	$	%

	(in thousands)
Net loss attributable to noncontrolling interests and redeemable noncontrolling interests	$(141,524)	$(44,628)	$(96,896)	217%

The increase in net loss attributable to noncontrolling interests and redeemable noncontrolling interests of $96.9 million was primarily a result of the addition of five investment funds since September 30, 2018, as well as the HLBV method used in determining the amount of net loss attributable to noncontrolling interests and redeemable noncontrolling interests, which generally allocates more loss to the noncontrolling interest in the first several years after fund formation.
Comparison of the Nine Months Ended September 30, 2019 and 2018
Revenue

	Nine Months Ended September 30,		Change
	2019	2018	$	%

	(in thousands)
Customer agreements	$253,046	$199,171	$53,875	27%
Incentives	35,492	73,996	(38,504)	(52)%
Customer agreements and incentives	288,538	273,167	15,371	6%

Solar energy systems	192,235	122,503	69,732	57%
Products	133,868	124,191	9,677	8%
Solar energy systems and product sales	326,103	246,694	79,409	32%
Total revenue	$614,641	$519,861	$94,780	18%
Customer Agreements and Incentives. The $53.9 million increase in revenue from Customer Agreements was primarily due to both an increase in solar energy systems under Customer Agreements being placed in service in the period from October 1, 2018 through September 30, 2019, plus a full nine months of revenue recognized in 2019 for systems placed in service in the first nine months of 2018 versus only a partial amount of such revenue related to the period in which the assets were in service in 2018. Revenue from incentives consists of sales of ITCs and SRECs, which decreased by $38.5 million during the nine months ended September 30, 2019, compared to the prior year. The decrease was due to the sale of ITCs under a financing obligation fund opened in 2018, with PTO activity in that fund primarily concluding in the second quarter of 2019. There has been no such comparable fund opened in 2019.
Solar Energy Systems and Product Sales. Revenue from solar energy systems sales increased by $69.7 million compared to the prior year due to increased demand through retail partners. Product sales increased by $9.7 million, primarily due to an increase in the volume of wholesale products sold.

Operating Expenses

	Nine Months Ended September 30,		Change
	2019	2018	$	%

	(in thousands)
Cost of customer agreements and incentives	$207,446	$175,540	$31,906	18%
Cost of solar energy systems and product sales	256,178	205,026	51,152	25%
Sales and marketing	203,469	150,074	53,395	36%
Research and development	18,464	13,552	4,912	36%
General and administrative	93,166	87,743	5,423	6%
Amortization of intangible assets	3,231	3,153	78	2%
Total operating expenses	$781,954	$635,088	$146,866	23%
Cost of Customer Agreements and Incentives. The $31.9 million increase in Cost of customer agreements and incentives was primarily due to the increase in solar energy systems placed in service in the period from October 1, 2018 through September 30, 2019, plus a full nine months of costs recognized in 2019 for systems placed in service in the first nine months of 2018 versus only a partial amount of such expenses related to the period in which the assets were in service in 2018.
The cost of Customer Agreements and incentives increased to 72% of customer agreements and incentives revenue during the nine months ended September 30, 2019, from 64% during the nine months ended September 30, 2018 due to the $38.5 million decrease in revenue from incentives, as discussed above. The cost related to incentives was minimal.
Cost of Solar Energy Systems and Product Sales. The $51.2 million increase in Cost of solar energy systems and product sales was due to the corresponding increase in the solar energy systems and product sales discussed above.
Sales and Marketing Expense. The $53.4 million increase in Sales and marketing expense was primarily attributable to an increase in headcount driving higher employee compensation, as well as an increase in costs to acquire customers through our retail channels and sales lead generating partners. Included in sales and marketing expense is $8.7 million and $6.2 million of amortization of costs to obtain Customer Agreements for the nine months ended September 30, 2019 and 2018, respectively.
Research and Development Expense. The $4.9 million increase in Research and development expense was primarily attributable to hiring of personnel to support the growth of our business.
General and Administrative Expense. The $5.4 million increase in General and administrative expenses was primarily attributable to the temporary duplication of rent expense associated with the transition of corporate office spaces in San Francisco and Denver.
Non-Operating Expenses

	Nine Months Ended September 30,		Change
	2019	2018	$	%

	(in thousands)
Interest expense, net	$127,560	$94,552	$33,008	35%
Other expenses (income), net	$9,254	$(5,701)	$14,955	(262)%

Interest Expense, net. The increase in Interest expense, net of $33.0 million was related to additional non-recourse and pass-through financing obligation debt entered into subsequent to September 30, 2018. Included in net interest expense is $20.9 million and $17.1 million of non-cash interest recognized under Customer Agreements that have a significant financing component for the nine months ended September 30, 2019 and 2018, respectively.

Other Expenses (Income), net. The $9.3 million of Other expenses (income), net during the nine months ended September 30, 2019 relates primarily to losses on extinguishment of debt related to an early repayment of a pass-through financing obligation and certain non-recourse debt in 2019.
Income Tax Expense

	Nine Months Ended September 30,		Change
	2019	2018	$	%

	(in thousands)
Income tax (benefit) expense	$(102)	$6,593	$(6,695)	(102)%

The tax benefit at the statutory rate of 21.0% for 2019 was reduced by the allocation of the losses to noncontrolling interests and redeemable noncontrolling interests of 22.0% and change in valuation allowance of 2.7% and increased by stock compensation deductions of 2.3% and other miscellaneous items of 1.4%. The tax expense at the statutory rate of 21.0% for 2018 was reduced by the allocation of losses to noncontrolling interests and redeemable noncontrolling interests of 24.9% and increased by other miscellaneous items of 0.7%.

The decrease in Income tax expense of $6.7 million primarily relates to a decrease in tax expense related to a higher pre-tax loss and an increase in stock compensation deductions that was offset by an increase in noncontrolling interest and redeemable noncontrolling interests and valuation allowance. Given our net operating loss carryforwards as of December 31, 2018, we do not expect to pay income tax until our net operating losses incurred prior to the enactment of the Tax Act are fully utilized. As of the year ended December 31, 2018, our net operating loss carryforwards for federal and state income tax purposes were approximately $769.0 million and $664.0 million, respectively, which will begin to expire in 2028 for federal purposes and in 2024 for state purposes. In addition, federal and certain state net operating loss carryforwards generated in tax years beginning after December 31, 2017 total $331.0 million and $444.0 million, respectively, have indefinite carryover periods and do not expire.
Net Loss Attributable to Noncontrolling Interests and Redeemable Noncontrolling Interests

	Nine Months Ended September 30,		Change
	2019	2018	$	%

	(in thousands)
Net loss attributable to noncontrolling interests and redeemable noncontrolling interests	$(317,860)	$(243,216)	$(74,644)	31%

The increase in net loss attributable to noncontrolling interests and redeemable noncontrolling interests of $74.6 million was relatively consistent for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018.

Liquidity and Capital Resources

As of September 30, 2019, we had cash of $324.7 million, which consisted of cash held in checking and savings accounts with financial institutions. We finance our operations mainly through a variety of financing fund arrangements that we have formed with fund investors, borrowings, cash generated from our sources of revenue, and proceeds from secured credit facilities arrangements with a syndicate of banks for up to $255.0 million and from secured, long-term non-recourse loan arrangements for up to $121.4 million. Our principal uses of cash are funding our business, including the costs of acquisition and installation of solar energy systems, satisfaction of our obligations under our debt instruments and other working capital requirements.

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

	Nine Months Ended September 30,
	2019	2018

	(in thousands)
Consolidated cash flow data:
Net cash used in operating activities	$(106,108)	$(40,734)
Net cash used in investing activities	(618,043)	(574,260)
Net cash provided by financing activities	793,164	648,337
Net change in cash and restricted cash	$69,013	$33,343
Operating Activities
During the nine months ended September 30, 2019, we used $106.1 million in net cash from operating activities. The driver of our operating cash inflow consists of payments received from customers as well as incentives. During the nine months ended September 30, 2019, deferred revenue increased by $95.5 million arising from a sale of the right to SRECs to be generated over the next 10 to 15 years by a group of solar energy systems. In connection with the sale, we repaid debt previously drawn against the rights to these SRECs, which is reflected in our financing activities below. The driver of our operating cash outflows primarily relates to the cost of our revenue, as well as sales, marketing and general and administrative costs. During the nine months ended September 30, 2019, our operating cash outflows were $140.6 million from our net loss excluding non-cash and non-operating items. Changes in working capital resulted in a net cash inflow of $34.5 million.
During the nine months ended September 30, 2018, we used $40.7 million in net cash in operating activities. The driver of our operating cash inflow consists of payments received from customers. During the nine months ended September 30, 2018, our operating cash outflows were $51.7 million from our net loss excluding non-cash and non-operating items. Changes in working capital resulted in a net cash outflow of $11.0 million.
Investing Activities
During the nine months ended September 30, 2019, we used $618.0 million in cash in investing activities. The majority was used to design, acquire and install solar energy systems and components under our long-term Customer Agreements.
During the nine months ended September 30, 2018, we used $574.3 million in cash in investing activities. Of this amount, we used $571.2 million to acquire and install solar energy systems and components under our long-term Customer Agreements, and $3.1 million for capitalized software projects and the acquisition of office equipment.
Financing Activities
During the nine months ended September 30, 2019, we generated $793.2 million from financing activities. This was primarily driven by $513.6 million in net proceeds from fund investors and $276.2 million in net proceeds from debt, offset by $10.4 million in repayments under finance lease obligations.

During the nine months ended September 30, 2018, we generated $648.3 million from financing activities. This was primarily driven by $380.6 million in net proceeds from fund investors and $254.5 million in proceeds from debt, net of debt issuance costs and repayments, offset by $6.4 million in payments for finance lease obligations.
Debt and Financing Fund Commitments
Debt Instruments
For a discussion of the terms and conditions of debt instruments and changes thereof in the period, refer to Note 8, Indebtedness, to our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Equity Instruments
In August 2017, we entered into an agreement with an affiliate ("Contractor") of Comcast Corporation ("Comcast") whereby Contractor will receive lead or sales fees for new customers it brings to us over a 40-month term. We also issued Comcast a warrant to purchase up to 11,793,355 shares of our common stock, at an exercise price of $0.01 per warrant share. The warrant would initially vest 50.05% when both (i) Contractor has earned a lead or sales fee with respect to 30,000 of installed solar energy systems, and (ii) Contractor or its affiliates have spent at least $10.0 million in marketing and sales in connection with the agreement. Thereafter, the warrant would vest in five additional increments for each additional 6,000 installed solar energy systems. On November 7, 2018 the warrant vesting schedule was modified so that it will initially vest either (i) as to 10.0% if Contractor has earned a lead or sales fee with respect to 6,000 of installed solar energy systems by September 30, 2019 or (ii) as to 13.3% if Contractor has earned a lead or sales fee with respect to 8,000 of installed solar energy systems by December 31, 2019, provided that, in either case, Contractor or its affiliates have spent at least $25.0 million in marketing and sales in connection with the agreement.  Thereafter, the warrant will vest in additional 8.3% increments for each additional 5,000 installed solar energy systems.  If the initial vesting conditions have not been met by December 31, 2019, the warrant will expire. As of November 8, 2019, none of the shares under this amended warrant have vested.
Investment Fund Commitments
As of September 30, 2019, we had undrawn committed capital of approximately $305.8 million that may only be used to purchase and install solar energy systems. We intend to establish new investment funds in the future, and we may also use debt, equity or other financing strategies to finance our business.

Contractual Obligations and Other Commitments
The following table summarizes our contractual obligations as of September 30, 2019 (in thousands):

	Payments Due by Period
	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years	Total

	(in thousands)
Contractual Obligations:
Debt obligations (including future interest)	$152,764	$562,230	$922,468	$1,159,193	$2,796,655
Purchase commitments	103,877	40,019	—	—	143,896
Distributions payable to noncontrolling interests and redeemable noncontrolling interests (1)	16,808	—	—	—	16,808
Financing lease obligations (including accrued interest)	11,938	13,573	1,885	12	27,408
Operating lease obligations, net of sublease income	11,436	20,816	14,642	8,667	55,561
Total contractual obligations	$296,823	$636,638	$938,995	$1,167,872	$3,040,328

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
In connection with that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective and designed to provide reasonable assurance that the information required to be disclosed is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms as of September 30, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15I and 15d-15I under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

The United States and China each imposed additional new tariffs in 2018 on various products imported from the other country. These include an additional 25% tariff on solar panels and cells that are manufactured in China and a tariff on inverters, certain batteries and other electrical equipment initially set at 10%. In May 2019, the 10% tariff was increased to 25%, and the current administration has threatened additional incremental increases. The United States also has, from time to time, announced potential tariffs on goods imported from other countries. We cannot predict what actions may ultimately be taken with respect to tariffs or trade relations between the United States and other countries, what products may be subject to such actions, or what actions may be taken by the other countries in retaliation. The tariffs described above, the adoption and expansion of trade restrictions, the occurrence of a trade war, or other governmental action related to tariffs, trade agreements or related policies have the potential to adversely impact our supply chain and access to equipment, our costs and ability to economically serve certain markets. Any such cost increases or decreases in availability could slow our growth and cause our financial results and operational metrics to suffer.

Other factors may also impact costs, such as our choice to make significant investments to drive growth in the future.

We rely on net metering and related policies to offer competitive pricing to customers in all of our current markets, and changes to such policies may significantly reduce demand for electricity from our solar service offerings.

As of September 30, 2019, a substantial majority of states have adopted net metering policies. Net metering policies are designed to allow homeowners to serve their own energy load using on-site generation. Electricity that is generated by a solar energy system and consumed on-site avoids a retail energy purchase from the applicable utility, and excess electricity that is exported back to the electric grid generates a retail credit within a homeowner’s monthly billing period. At the end of the monthly billing period, if the homeowner has generated excess electricity within that month, the homeowner typically carries forward a credit for any excess electricity to be offset against future utility energy purchases. At the end of an annual billing period or calendar year, utilities either continue to carry forward a credit, or reconcile the homeowner’s final annual or calendar year bill using different rates (including zero credit) for the exported electricity.

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

In addition, in early 2016 we ceased new installations in Nevada in response to the elimination of net metering by the Public Utilities Commission of Nevada (“PUCN”). However, in September 2016, the PUCN issued an order grandfathering in customers under the prior net metering rules that had installed a solar energy system or had submitted a net metering application prior to December 31, 2015. Furthermore, in June 2017, Nevada enacted legislation, AB 405, that restores net metering at a reduced credit and grandfathers new customers for 20 years at the net metering rate in effect at the time they apply for interconnection. As another example, in December 2016, the Arizona Corporation Commission (“ACC”) issued a decision to eliminate net metering for new solar customers and replace it with a net-feed in tariff (a fixed export rate). In May 2018, Connecticut enacted legislation to end the state's existing net metering program upon the conclusion of the Residential Solar Incentive Program (currently expected in 2019) and replace it with two yet-to-be-determined rate structures. One June 28, 2019, legislation was signed into law continuing the net metering program through the end of 2021.

Some states set limits on the total percentage of a utility’s customers that can adopt net metering. For example, South Carolina had a net metering cap that was eliminated in May 2019 when the South Carolina legislature passed the Energy Freedom Act. The new law allows for regulatory review of net metering after two years, with such review set to occur in June 2021. New Jersey currently has no net metering cap; however, it has a threshold that triggers commission review of its net metering policy. These policies could be subject to change in the future, and other states we serve now or in the future may adopt net metering caps. If the net metering caps in these jurisdictions are reached without an extension of net metering policies, homeowners in the future will not have access to the economic value proposition net metering provides. Our ability to sell our solar service offerings may be adversely impacted by the failure to extend existing limits to net metering or the elimination of currently existing net metering policies. The failure to adopt a net metering policy where it currently is not in place would pose a barrier to entry in those states. Additionally, the imposition of charges that only or disproportionately impact homeowners that have solar energy systems, or the introduction of rate designs mentioned above, would adversely impact our business.

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

We face competition from other residential solar service providers. Some of these competitors have a higher degree of brand name recognition, differing business and pricing strategies, and greater capital resources than we have, as well as extensive knowledge of our target markets. If we are unable to establish or maintain a consumer brand that resonates with customers, or competes with the pricing offered by our competitors, our sales and market share position may be adversely affected, as our growth is dependent on originating new customers. We also face competitive pressure from companies who may offer lower priced consumer offerings than we do.

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

All states regulate investor-owned utility retail electricity pricing. In addition, there are numerous publicly owned utilities and electric cooperatives that establish their own retail electricity pricing through some form of regulation or internal process. These regulations and policies could deter potential customers from purchasing our solar service offerings. For example, some utilities in states such as Arizona and Utah have sought and secured rate design changes that reduce credit for residential solar exports to below the retail rate and impose new charges for rooftop solar customers. Utilities in additional states may follow suit. Such rate changes can include changing rates to charge lower volume-based rates -- the rates charged for kilowatt hours of electricity purchased by a residential customer - while raising unavoidable fixed charges that a homeowner is subject to when they purchase solar energy from third parties, and levying charges on homeowners based on their point of maximum demand during a month (referred to as “demand charge”). For example, Arizona Public Service Company offers residential demand charge rate plans and if our solar customers have subscribed to those plans, they may not realize typical savings. These forms of rate design could adversely impact our business by reducing the value of the electricity our solar energy systems produce and reducing any savings customers realize by purchasing our solar service offerings. These proposals could continue or be replicated in other states. In addition to changes in general rates charged to all residential customers, utilities are increasingly seeking solar-specific charges (which may be fixed charges, capacity-based charges, or other rate charges). Any of these changes could materially reduce the demand for our offerings and could limit the number of markets in which our offerings are competitive with electricity provided by the utilities.

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

After the Tax Act's enactment in December 2017, the corporate tax rate was reduced to 21%, and limits interest deductibility and allows full and immediate expensing of capital costs. A reduction in the corporate tax rate and the expensing of capital costs could diminish the capacity of potential fund investors to benefit from tax incentives, and could require additional cash to be distributed to such fund investors in lieu of tax benefits. Furthermore, the current administration has overturned and modified policies of, and regulations enacted by, the prior administration that placed limitations on coal and gas electric generation, mining and/or exploration. Any effort to overturn federal and state laws, regulations or policies that are supportive of solar energy generation or that remove costs or other limitations on other types of energy generation that compete with solar energy projects could materially and adversely affect our business.

Our business model also relies on multiple tax exemptions offered at the state and local levels. For example, some states have property tax exemptions that exempt the value of solar energy systems in determining values for calculation of local and state real and personal property taxes. State and local tax exemptions can be changed by state legislatures and other regulators, and if solar energy systems were not exempt from such taxes, the property taxes payable by customers would be higher, which could offset any potential savings our solar service offerings could offer. Similarly, if state or local legislatures or tax administrators impose property taxes on third-party owners of solar energy systems, solar companies like us would be subject to higher costs. In addition, South Carolina counties do not currently assess property tax on customer-owned residential solar energy systems; however, third-party-owned systems are subject to business personal property taxes. In Connecticut, a number of municipalities have assessed property tax on third-party owned solar energy systems, despite an applicable exemption under state law. In general, we rely on certain state and local tax exemptions that apply to the sale of equipment, sale of power, or both. These state and local tax exemptions can be changed by state legislatures, regulators, tax administrators, or court rulings and such changes could adversely impact our business and the profitability of our offerings in certain markets.

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

As of September 30, 2019, more than 40% of our customers were in California. Accordingly, our business and results of operations are particularly susceptible to adverse economic, regulatory, political, weather and other conditions in this market and in other markets that may become similarly concentrated, in particular the east coast, where we have seen significant growth recently. In addition, our corporate and sales headquarters are located in San Francisco, California, an area that has a heightened risk of earthquakes and nearby wildfires. We may not have adequate insurance, including business interruption insurance, to compensate us for losses that may occur from any such significant events, including damage to our solar energy systems. A significant natural disaster, such as an earthquake or wildfire, could have a material adverse impact on our business, results of operations and financial condition. In addition, acts of terrorism or malicious computer viruses could cause disruptions in our or our solar partners’ businesses or the economy as a whole. To the extent that these disruptions result in delays or cancellations of installations or the deployment of our solar service offerings, our business, results of operations and financial condition would be adversely affected.

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

We may in the future, acquire companies, Project pipelines, Projects, SRECs, products, or technologies or enter into joint ventures or other strategic initiatives. We may not realize the anticipated benefits of past or future acquisitions, and any acquisition has numerous risks that are not within our control. These risks include the following, among others:

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

Our Customer Agreements are typically for 20 or 25 years and require the customer to make monthly payments to us. Accordingly, we are subject to the credit risk of customers. As of September 30, 2019, the average FICO score of our customers under a lease or power purchase agreement with a monthly payment schedule remained at or above 740, which is generally categorized as a "Very Good" credit profile by the Fair Isaac Corporation. However, this may decline to the extent FICO score requirements under future investment funds are relaxed. While customer defaults have been immaterial to date, we expect that the risk of customer defaults may increase as we grow our business. Due to the immaterial amount of customer defaults to date, our reserve for this exposure is minimal, and our future exposure may exceed the amount of such reserves. If we experience increased customer credit defaults, our revenue and our ability to raise new investment funds could be adversely affected. If economic conditions worsen, certain of our customers may face liquidity concerns and may be unable to satisfy their payment obligations to us on a timely basis or at all, which could have a material adverse effect on our financial condition and results of operations.

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
This reduction in the corporate income tax rate could reduce the value of certain benefits, such as depreciation, and reduce capacity for other benefits, such as tax credits. Limitations on, or elimination of, such tax benefits could significantly impact our ability to raise tax equity investment funds or impact the terms thereof, including the amount of cash distributable to third parties. At this time, we are evaluating the potential impact on our tax equity investment funds, business, prospects and results of operations as a result of enactment, since the impact is dependent upon certain tax treatment elections and the specific timing of taxable income/losses in future years. The U.S. Treasury released proposed regulations under IRC Sec. 451(c) related to the recognition of advanced payments on September 5, 2019. The Company is still analyzing the proposed regulations.

Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.

As of December 31, 2018, we had U.S. federal and state net operating loss carryforwards of $0.8 billion each, which begin expiring in varying amounts in 2028 and 2024, respectively, if unused. Under Sections 382 and 383 of the Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes, such as research tax credits, to offset its post- change income and taxes may be limited. In general, an “ownership change” occurs if there is a cumulative change in our ownership by “5% shareholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. Any such limitations on our ability to use our net operating loss carryforwards and other tax assets could adversely impact our business, financial condition and results of operations. We have performed an analysis to determine whether an ownership change under Section 382 of the Code had occurred and determined that no ownership changes were identified as of December 31, 2018.

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

Each of our executive officers, directors and each of our stockholders who beneficially own 5% or more of our outstanding common stock and their affiliates, in the aggregate, beneficially own approximately 50.9% of the outstanding shares of our common stock, based on the number of shares outstanding as of September 30, 2019. As a result, these stockholders, if acting together, will be able to influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. They may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentrated control may have the effect of delaying or preventing a change in control of our company, could deprive our stockholders of an opportunity to receive a premium for their capital stock and might ultimately affect the market price of our common stock.

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

10.1¥
Consent and Seventh Amendment to Second Amended and Restated Credit Agreement and Eighth Amendment to Amended and Restated Cash Diversion and Commitment Fee Guaranty dated as of September 27, 2019, among Sunrun Hera Portfolio 2015-A, Sunrun Inc., Investec Bank Plc (as administrative agent, issuing bank and as lender), and each of the additional lenders identified on the signature pages thereto.

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

SUNRUN INC.

Date: November 12, 2019	By:	/s/ Lynn Jurich
Lynn Jurich
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Bob Komin
Bob Komin
Chief Financial Officer
(Principal Financial Officer)