Form 10-K
period 2019-12-31
Sunrun Inc.
filed 2020-02-27
CIK 1469367

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.       ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The Nasdaq Stock Market on, December 31, 2019 was approximately $1.57 billion.
The number of shares of Registrant’s Common Stock outstanding as of February 24, 2020 was 119,385,549.
Portions of the information called for by Part III of this Form 10-K is hereby incorporated by reference from the definitive Proxy Statements for our annual meeting of stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2019.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

The discussion in this Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and the Private Securities Litigation Reform Act of 1995, which statements involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. Forward-looking statements contained in this Annual Report on Form 10-K include, but are not limited to, statements about:

•	the availability of rebates, tax credits and other financial incentives, and decreases to federal solar tax credits;

•	determinations by the Internal Revenue Service of the fair market value of our solar energy systems;

•	the retail price of utility-generated electricity or electricity from other energy sources;

•	regulatory and policy development and changes;

•	our ability to manage our supply chains and distribution channels and the impact of natural disasters and other events beyond our control;

•	our industry’s, and specifically our, continued ability to manage costs (including, but not limited to, equipment costs) associated with solar service offerings;

•	our strategic partnerships and expected benefits of such partnerships;

•	the sufficiency of our cash, investment fund commitments and available borrowings to meet our anticipated cash needs;

•	the expected size and time frame of our stock repurchase program;

•	our need and ability to raise capital, refinance existing debt, and finance our operations and solar energy systems from new and existing investors;

•	the potential impact of interest rates on our interest expense;

•	our business plan and our ability to effectively manage our growth, including our rate of revenue growth;

•	our ability to further penetrate existing markets, expand into new markets and our expectations regarding market growth (including, but not limited to, expected cancellation rates);

•	our expectations concerning relationships with third parties, including the attraction, retention and continued existence of qualified solar partners;

•	the impact of seasonality on our business;

•	our investment in research and development and new product offerings;

•	our ability to protect our intellectual property and customer data, as well as to maintain our brand;

•	technical and capacity limitations imposed by power grid operators;

•	the willingness of and ability of our solar partners to fulfill their respective warranty and other contractual obligations;

•	our ability to renew or replace expiring, cancelled or terminated Customer Agreements at favorable rates or on a long-term basis;

•	the ability of our solar energy systems to operate or deliver energy for any reason, including if interconnection or transmission facilities on which we rely become unavailable;

•	our expectations regarding certain performance objectives and the renewal rates and purchase value of our solar energy systems after expiration of our Customer Agreements; and

•	the calculation of certain of our key financial and operating metrics and accounting policies.

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

PART I
Item 1. Business.
Overview
Sunrun’s (the “Company”) mission is to provide our customers with clean, affordable solar energy and storage, and a best-in-class customer experience. In 2007, we pioneered the residential solar service model, creating a low-cost solution for customers seeking to lower their energy bills. By removing the high initial cost and complexity of cash system sales that used to define the residential solar industry, we have fostered the industry’s rapid growth and exposed an enormous market opportunity. Our relentless drive to increase the accessibility of solar energy is fueled by our enduring vision: to create a planet run by the sun.

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
We have experienced substantial growth in our business and operations since our inception in 2007. As of December 31, 2019, we operated the second largest fleet of residential solar energy systems in the United States. We have an aggregate of 1,987 Megawatts Deployed as of December 31, 2019, and our Gross Earning Assets as of December 31, 2019 were approximately $3.7 billion. Please see the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Key Operating Metrics” for more details on how we calculate Megawatts Deployed and Gross Earning Assets.
We also have a long track record of attracting low-cost capital from diverse sources, including tax equity and debt investors. Since inception we have raised tax equity investment funds to finance the installation of solar energy systems.
Our Multi-Channel Capabilities
Our unique, multi-channel capabilities offer consumers a compelling solar service through scalable, cost-effective and consumer-friendly channels. Customers can access our products through three channels: direct-to-consumer, solar partnerships and strategic partnerships.
Direct-to-Consumer
We sell solar service offerings and install solar energy systems for customers through our direct-to-consumer channel. These solar energy systems are offered to customers either under a Customer Agreement or for purchase. This channel consists of an online lead generation function, a telesales and field sales team, a direct-to-home sales force, a retail sales team and an industry-leading installation organization.
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

Strategic Partnerships
Our strategic partnerships encompass relationships with new market entrants not previously engaged in solar, including consumer marketing, retail and specialized energy retail companies. Our strategic partners find the residential solar market attractive, but recognize that significant barriers to entry make partnerships the preferred method to reach solar customers. Through these strategic arrangements, we typically market our solar service offerings to the strategic partner’s customer base and install the solar energy systems directly or through one of our solar partners. We manage the customer experience and retain the value of the economic relationship through the term of the customer’s contract and potential renewal period. We have executed strategic partnerships in competitive processes that give us access to millions of potential customers. As our industry grows, we believe that our unique platform and deep partnership experience position us to be the partner of choice for new market entrants. We believe that these broad strategic relationships will help us drive down our customer acquisition costs and make solar accessible to even more customers.
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
Although many of our customers choose to pay little-to-nothing upfront and instead receive a monthly bill, some customers choose to prepay an amount upfront, thereby reducing their monthly bill. The amount of an upfront payment is customized for each customer. Customers may also choose to fully prepay their 20- or 25-year contracts. The prepayment amount is based on the estimated amount of the solar energy system’s output over the typically 20- or 25-year term of the Customer Agreement. If the estimated production of the solar energy system is less than the actual production for a given year after the first full one to two years of the agreement, prepaid customers are refunded the difference at the end of each such year. If the solar energy system’s energy production is in excess of the estimate, we allow customers to keep the excess energy at no charge. After the initial term of the Customer Agreement, customers have the option to renew their contracts for the remaining life of the solar energy system, typically at a 10% discount to then-prevailing power prices, to purchase the system from us at its fair market value, or have us remove the system.
Regardless of the type of Customer Agreement our customers choose, we operate the system and agree to monitor and maintain it in good condition at no cost to the customer. We offer an industry-leading performance guarantee to ensure that our customers are receiving the energy they expect at the price they expect. Our customers also receive up to a ten-year warranty for roof penetrations.

If a customer sells his or her home, the customer has the right to purchase the system or assign the Customer Agreement to the new homeowner, provided the new homeowner meets our credit requirements and agrees to be bound by the terms and conditions of the Customer Agreement. In connection with this service transfer, the customer may prepay all or a portion of the remaining payments due under the Customer Agreement to lower or eliminate the monthly rate to be paid by the new homeowner. If the customer fails to purchase the system or assign the Customer Agreement to a new homeowner, we may negotiate directly with the new homeowner to transfer the Customer Agreement (at times on modified terms) and/or look to the original customer to pay all remaining payments due. We have completed thousands of service transfers and, from inception through December 31, 2019, the aggregate expected net present value of the Customer Agreements once assigned represented approximately 100% of what it was prior to assignment.
Sales and Marketing
We sell our solar energy offerings through a scalable sales organization using both a direct-to-consumer approach across online, retail, mass media, digital media, canvassing, field marketing and referral channels as well as our diverse partner network. We sell to customers over the phone, online, in the field through canvassing and in-home sales and through our strategic retail sales partnerships. We also partner with sales-only organizations that focus on direct-to-consumer marketing and sales on our behalf, typically with a Sunrun-branded offering at point of sale, which further increases our brand and reach. We believe that a customized, customer-focused selling process is important before, during and after the sale of our solar services.
We train our sales team to customize their consultative presentation to the individual customer based on guidelines and principles outlined in our training materials. We are able to provide our sales team with real-time data and pricing tools through our proprietary technology which is designed to generate a tailored product offering with optimized pricing based on the actual characteristics of a customer's home, including roof characteristics and shading, as well as actual energy usage. This allows our sales team to differentially price homes in the same geographic region quickly and effectively.
Supply Chain
We purchase equipment, including solar panels, inverters and batteries from a limited number of manufacturers and suppliers. If we fail to maintain or expand our relationships with these suppliers and manufacturers, or if one or more that we rely upon to meet anticipated demand reduces or ceases production, it may be difficult to quickly identify and qualify alternatives on acceptable terms. In addition, equipment prices may increase in the coming years, or not decrease at the rates we historically have experienced, due to tariffs or other factors. As discussed in Item 1A. Risk Factors---"We have historically benefited from declining costs in our industry, and our business and financial results may be harmed not only as a result of any increases in costs associated with our solar service offerings but also any failure of these costs to continue to decline as we currently expect. If we do not reduce our cost structure in the future, our ability to continue to be profitable may be impaired.”--tariffs on both solar modules and inverters were imposed in 2018 and 2019. While these tariffs did not have a material negative impact on our business in either year, we believe the tariffs were a contributing factor to smaller decreases to equipment costs than we would have otherwise experienced in 2019.
Competition
We believe that our primary competitors are the traditional utilities that supply electricity to our potential customers. We compete with these traditional utilities primarily based on price (cents per kilowatt hour), predictability of future prices (by providing pre-determined annual price escalations), the backup power capabilities of our BrightboxTM battery storage solution and the ease by which customers can switch to electricity generated by our solar energy systems.
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
Intellectual Property
As of December 31, 2019, we had 30 issued patents and 10 filed patent applications in the United States and foreign jurisdictions relating to a variety of aspects of our solar solutions. Our issued U.S. patents will expire 20 years from their respective filing dates, with the earliest expiring in 2029. We intend to file additional patent applications as we continue to innovate through our research and development efforts.
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
To operate our systems, we obtain interconnection permission from the applicable local primary electric utility. Depending on the size of the solar energy system and local law requirements, interconnection permission is provided by the local utility directly to us and/or our customers. In almost all cases, interconnection permissions are issued on the basis of a standard process that has been pre-approved by the local public utility commission or other regulatory body with jurisdiction over net metering policies. As such, no additional regulatory approvals are required once interconnection permission is given.
Our operations are subject to stringent and complex federal, state and local laws, including regulations governing the occupational health and safety of our employees and wage regulations. For example, we are subject to the requirements of the federal Occupational Safety and Health Act, as amended (“OSHA”), the U.S. Department of Transportation (“DOT”), and comparable state laws that protect and regulate employee health and safety. We endeavor to maintain compliance with applicable DOT, OSHA and other comparable government regulations. However, we have in the past experienced workplace accidents and received citations from regulators resulting in fines, as discussed in Item 1A. Risk Factors--"Compliance with occupational safety and health requirements and best practices can be costly, and noncompliance with such requirements may result in potentially significant penalties, operational delays and adverse publicity.” These incidents have not had a material impact on our business or our relations with our employees.
Government Incentives
Federal, state and local government bodies provide incentives to owners, distributors, system integrators and manufacturers of solar energy systems to promote solar energy in the form of rebates, tax credits, payments for renewable energy credits associated with renewable energy generation and exclusion of solar energy systems from property tax assessments. These incentives enable us to lower the price we charge customers for energy from, and to lease, our solar energy systems, helping to catalyze customer acceptance of solar energy as an alternative to utility-provided power.

As of January 1, 2020, the federal government offers a 26%, which is reduced from 30%, investment tax credit (“Commercial ITC”) under Section 48(a) of the Internal Revenue Code of 1986, as amended (the “Code”), for the installation of certain solar power facilities owned for business purposes. The depreciable basis of a solar facility is also reduced by 50% of the tax credit claimed. Similarly, the federal government currently offers a 26%, which is also reduced from 30%, personal income tax credit under Section 25D of the Internal Revenue Code (“Residential Energy Efficiency Tax Credit”), for the installation of certain solar power facilities owned by residential taxpayers, which is applicable to homeowners who purchase a solar system outright as opposed to entering into a Customer Agreement. Both the Residential Energy Efficiency Tax Credit and the Commercial ITC will step down to 22% for solar property commencing construction in 2021. In 2022, the Residential Energy Efficiency Tax Credit will expire and the Commercial ITC will step down to 10%. The Internal Revenue Service (“IRS”) provided taxpayers a safe harbor opportunity to retain access to the pre-2020 30% tax credit amount through specific rules released in Notice 2018-59. We have sought to avail ourselves of the safe harbor in order to retain the 30% Commercial ITC that was available in 2019 with respect to approximately 500 MW of projects by incurring certain costs and taking title to equipment in 2019. We also plan to similarly further utilize the safe harbor program for solar equipment purchases in future years as the Commercial ITC step down continues.
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

While there are numerous federal, state and local government incentives that benefit our business, some adverse interpretations or determinations of new and existing laws can have a negative impact on our business. For example, in the state of Texas, the Court of Appeals for the Fifth District of Texas at Dallas recently held that a personal property tax exemption on solar panels does not apply to solar panels that are leased (as opposed to owned), and counties in that district have subjected our leased solar panels to personal property taxes. That decision is currently being challenged; however, an adverse outcome will subject us to an increase in personal property taxes. If we pass this additional tax on to our customers in the form of higher prices, it could reduce or eliminate entirely any savings that these solar panels might otherwise provide to our customers in Texas.
Employees
As of December 31, 2019, we had approximately 4,800 employees. We also engage independent contractors and consultants. None of our employees are covered by collective bargaining agreements. We have not experienced any work stoppages.
Corporate Information
Our principal executive offices are located at 225 Bush Street, Suite 1400, San Francisco, California 94104, and our telephone number is (415) 580-6900. Our website address is www.sunrun.com. Information contained on, or that can be accessed through, our website does not constitute part of this Annual Report on Form 10-K and inclusions of our website address in this Annual Report on Form 10-K are inactive textual references only. We were formed in 2007 as a California limited liability company, and converted in 2008 into a Delaware corporation.
The Sunrun design logo, “Sunrun”, "Brightbox" and our other registered or common law trademarks, service marks or trade names appearing in this Annual Report on Form 10-K are the property of Sunrun Inc. Other trademarks and trade names referred to in this Annual Report on Form 10-K are the property of their respective owners.

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

Our future success depends on our ability to raise capital from third parties to grow our business. To date, we have funded our business principally through low-cost tax equity investment funds. If we are unable to establish new investment funds when needed, or upon desirable terms, the growth of our solar service business would be impaired. Changes in tax law could also affect our ability to establish such tax equity investment funds, impact the terms of existing or future funds, or reduce the pool of capital available for us to grow our business.

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

In addition, our business and results of operations are materially affected by conditions in the global capital markets and the economy. A general slowdown or volatility in current economic conditions, stemming from the level of U.S. national debt, currency fluctuations, unemployment rates, the availability and cost of credit, the U.S. housing market, tariffs, trade wars, inflation levels, interest rates, energy costs and concerns over a slowing economy, could adversely affect our business, including our ability to raise financing.

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

Rising interest rates may increase our cost of capital. Our future success depends on our ability to raise capital from fund investors and obtain secured lending to help finance the deployment of our solar service offerings. Part of our business strategy is to seek to reduce our cost of capital through these arrangements to improve our margins, offset reductions in government incentives and maintain the price competitiveness of our solar service offerings. Rising interest rates may have an adverse impact on our ability to offer attractive pricing on our solar service offerings to customers, which could negatively impact sales of our solar energy offerings.

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

The solar energy industry is an emerging and constantly evolving market opportunity. We believe the solar energy industry will still take several years to fully develop and mature, and we cannot be certain that the market will grow to the size or at the rate we expect. For example, we have experienced increases in cancellations of our Customer Agreements in certain geographic markets during certain periods in our operating history. Any future growth of the solar energy market and the success of our solar service offerings depend on many factors beyond our control, including recognition and acceptance of the solar service market by consumers, the pricing of alternative sources of energy, a favorable regulatory environment, the continuation of expected tax benefits and other incentives, and our ability to provide our solar service offerings cost-effectively. If the markets for solar energy do not develop to the size or at the rate we expect, our business may be adversely affected.

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

Furthermore, market prices of retail electricity generated by utilities or other energy sources could decline for a variety of reasons, as discussed further below. Any such declines in macroeconomic conditions, changes in retail prices of electricity or changes in customer preferences would adversely impact our business.

Our ability to provide our solar service offerings to customers on an economically viable basis depends in part on our ability to finance these systems with fund investors who seek particular tax and other benefits.

Our solar service offerings have been eligible for federal commercial investment tax credits, U.S. Treasury grants and other tax benefits. We have relied on, and will continue to rely on, tax equity investment funds, which are financing structures that monetize a substantial portion of those benefits, in order to finance our solar service offerings. If, for any reason, we are unable to continue to monetize those benefits through these arrangements, we may be unable to provide and maintain our solar service offerings for customers on an economically viable basis.

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

As of January 1, 2020, the federal government offers a 26% investment tax credit (“Commercial ITC”) under Section 48(a) of the Internal Revenue Code of 1986, as amended (the “Code”), for the installation of certain solar power facilities owned for business purposes. The depreciable basis of a solar facility is also reduced by 50% of the tax credit claimed. Similarly, the federal government currently offers a 26% personal income tax credit under Section 25D of the Internal Revenue Code (“Residential Energy Efficiency Tax Credit”), for the installation of certain solar power facilities owned by residential taxpayers, which is applicable to customers who purchase a solar system outright as opposed to entering into a Customer Agreement. Both the Residential Energy Efficiency Tax Credit and the Commercial ITC will step down to 22% for solar property commencing construction in 2021. In 2022, the Residential Energy Efficiency Tax Credit will expire and the Commercial ITC will step down to 10%.

Further reductions in the Commercial ITC as scheduled may impact the attractiveness of solar energy to certain tax equity investors and could potentially harm our business. Obtaining tax equity funding (and tax equity funding on advantageous terms) may become more challenging. Additionally, the benefits of the Commercial ITC have historically enhanced our ability to provide competitive pricing for customers. Further reductions in, eliminations of, or expirations of, governmental incentives such as the Residential Energy Efficiency Tax Credit could reduce the number of customers who choose to purchase our solar energy systems.

The IRS provided taxpayers a safe harbor opportunity to retain access to the pre-2020 30% Commercial ITC amount through specific rules released in Notice 2018-59. We have sought to avail ourselves of the safe harbor in order to retain the 30% Commercial ITC that was available in 2019 with respect to approximately 500 MW of projects by incurring certain costs and taking title to equipment in 2019. We also plan to similarly further utilize the safe harbor program for solar equipment purchases in future years if the Commercial ITC step down continues. While we have attempted to ensure that these transactions will comply with guidance issued by the IRS, this guidance is relatively limited and potentially subject to change. Either the IRS or our financing partners could challenge whether the purchased equipment is properly qualified for safe harbor tax treatment, which could either result in lower tax equity advances or trigger indemnification obligations to our tax equity investors. It is also possible that we will not be able to use all of the equipment purchased through this safe harbor program.

Additionally, potential investors must remain satisfied that the funding structures that we offer make the tax benefits associated with solar energy systems available to these investors, which depends on the investors’ assessment of the tax law, the absence of any unfavorable interpretations of that law and the continued application of existing tax law and interpretations to our funding structures. Changes in existing law or interpretations of existing law by the Internal Revenue Service (the “IRS”) and the courts could reduce the willingness of investors to invest in funds associated with these solar energy systems. Moreover, corporate tax rate reductions could reduce the appetite for tax benefits overall, which could reduce the pool of available funds. Additionally, certain tax deductions, such as depreciation, will have less value to investors, requiring additional cash to be paid to investors to meet return demands. Accordingly, we cannot assure you that this type of financing will continue to be available to us. New investment fund structures or other financing mechanisms may become available, but if we are unable to take advantage of these fund structures and financing mechanisms, we may be at a competitive disadvantage. If, for any reason, we are unable to finance our solar service offerings through tax-advantaged structures or if we are unable to realize or monetize Commercial ITCs or other tax benefits, we may no longer be able to provide our solar service offerings to new customers on an economically viable basis, which would have a material adverse effect on our business, financial condition and results of operations.

If the Internal Revenue Service makes determinations that the fair market value of our solar energy systems is materially lower than what we have claimed, we may have to pay significant amounts to our fund investors, and our business, financial condition and prospects may be materially and adversely affected.

We and our fund investors claim the Commercial ITC or the U.S. Treasury grant in amounts based on the fair market value of our solar energy systems. We have obtained independent appraisals to determine the fair market values we report for claiming Commercial ITCs and U.S. Treasury grants. The IRS reviews these fair market values. With respect to U.S. Treasury grants, the U.S. Treasury Department reviews the reported fair market value in determining the amount initially awarded, and the IRS may also subsequently audit the fair market value and determine that amounts previously awarded constitute taxable income for U.S. federal income tax purposes. With respect to Commercial ITCs, the IRS may review the fair market value on audit and determine that the tax credits previously claimed must be reduced. If the fair market value is determined in these circumstances to be less than what we reported, we may owe our fund investors an amount equal to this difference, plus any costs and expenses associated with a challenge to that valuation. We could also be subject to tax liabilities, including interest and penalties. If the IRS further disagrees now or in the future with the amounts we reported regarding the fair market value of our solar energy systems, it could have a material adverse effect on our business, financial condition and prospects. Since we do not know how the IRS will determine system values in claiming Commercial ITCs, we are unable to reliably estimate the maximum potential tax liabilities across our fleet as of each balance sheet date. One of our investment funds has been selected for audit by the IRS. In addition, one of our investors is currently being audited by the IRS. Both our and our investor's audits involve a review of the fair market value determination of our solar energy systems. If these audits result in an adverse finding, we may be subject to an indemnity obligation to our investors. We purchased an insurance policy in 2018 insuring us and related parties for additional taxes owed in respect of lost Commercial ITCs, gross-up costs and expenses incurred in defending the types of claims described above. However, this policy only covers certain investment funds and has negotiated exclusions from, and limitations to, coverage and therefore may not cover us for all such lost Commercial ITCs, taxes, costs and expenses.

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

For example, we and our solar partners purchased a significant portion of the solar panels used in our solar service offerings from overseas manufacturers. In January 2018, in response to a petition filed under Section 201 of the Trade Act of 1974, the President imposed four-year tariffs on imported solar modules and imported solar cells not assembled into other products (the "Section 201 Module Tariffs") that apply to all imports above a 2.5 gigawatts (GW) annual threshold. The Section 201 Module Tariffs were 30% in 2018 and stepped down by 5% annually in the second, third and fourth years. In September 2018, the U.S. Trade Representative ("USTR") granted SunPower Corporation ("SunPower") an exemption, making SunPower a domestic solar panel manufacturer that is not subject to the Section 201 Module Tariffs. This could give SunPower, which offers home solar service offerings using its own panels a cost advantage over competitors like us that rely, in part, on imported solar panels that are currently subject to these tariffs.

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

As of December 31, 2019, a substantial majority of states have adopted net metering policies. Net metering policies are designed to allow homeowners to serve their own energy load using on-site generation. Electricity that is generated by a solar energy system and consumed on-site avoids a retail energy purchase from the applicable utility, and excess electricity that is exported back to the electric grid generates a retail credit within a homeowner’s monthly billing period. At the end of the monthly billing period, if the homeowner has generated excess electricity within that month, the homeowner typically carries forward a credit for any excess electricity to be offset against future utility energy purchases. At the end of an annual billing period or calendar year, utilities either continue to carry forward a credit, or reconcile the homeowner’s final annual or calendar year bill using different rates (including zero credit) for the exported electricity.

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

In addition, in early 2016 we ceased new installations in Nevada in response to the elimination of net metering by the Public Utilities Commission of Nevada (“PUCN”). However, in September 2016, the PUCN issued an order grandfathering in customers under the prior net metering rules that had installed a solar energy system or had submitted a net metering application prior to December 31, 2015. Furthermore, in June 2017, Nevada enacted legislation, AB 405, that restores net metering at a reduced credit and grandfathers new customers for 20 years at the net metering rate in effect at the time they applied for interconnection. As another example, in December 2016, the Arizona Corporation Commission (“ACC”) issued a decision to eliminate net metering for new solar customers and replace it with a net-feed in tariff (a fixed export rate). In May 2018, Connecticut enacted legislation to end the state's net metering program upon the conclusion of the Residential Solar Investment Program, and replace it with two yet-to-be-determined rate structures. On June 28, 2019, legislation was signed into law delaying the implementation of these programs and continuing the net metering program through the end of 2021.

Some states set limits on the total percentage of a utility’s customers that can adopt net metering. For example, South Carolina had a net metering cap that was eliminated in May 2019 when South Carolina enacted the Energy Freedom Act. The new law allows for regulatory review of net metering after two years, with such review set to occur in June 2021. New Jersey currently has no net metering cap; however, it has a threshold that triggers commission review of its net metering policy. These policies could be subject to change in the future, and other states we serve now or in the future may adopt net metering caps. If the net metering caps in these jurisdictions are reached without an extension of net metering policies, homeowners in those jurisdictions will not have access to the economic value proposition net metering provides. Our ability to sell our solar service offerings may be adversely impacted by the failure to extend existing limits to net metering or the elimination of currently existing net metering policies. The failure to adopt a net metering policy where it currently is not in place would pose a barrier to entry in those states. Additionally, the imposition of charges that only or disproportionately impact homeowners that have solar energy systems, or the introduction of rate designs mentioned above, would adversely impact our business.

California's Public Utilities Commission (“CPUC”) has made changes to rate design for solar customers, such as adopting "time of use" rates with different electricity prices during peak and off peak hours, as well as modifications to the minimum bill for solar customers. The CPUC is expected to revisit its net metering policy in a proceeding that is expected to begin in mid-2020.

Electric utility statutes and regulations and changes to such statutes or regulations may present technical, regulatory and economic barriers to the purchase and use of our solar service offerings that may significantly reduce demand for such offerings.

Federal, state and local government statutes and regulations concerning electricity heavily influence the market for our solar service offerings and are constantly evolving. These statutes, regulations, and administrative rulings relate to electricity pricing, net metering, consumer protection, incentives, taxation, competition with utilities, and the interconnection of homeowner-owned and third party-owned solar energy systems to the electrical grid. These statutes and regulations are constantly evolving. Governments, often acting through state utility or public service commissions, change and adopt different rates for residential customers on a regular basis and these changes can have a negative impact on our ability to deliver savings to customers.

In addition, many utilities, their trade associations, and fossil fuel interests in the country, each of which has significantly greater economic and political resources than the residential solar industry, are currently challenging solar-related policies to reduce the competitiveness of residential solar energy. Any adverse changes in solar-related policies could have a negative impact on our business and prospects.

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

We also face competition from other residential solar service providers. Some of these competitors have a higher degree of brand name recognition, differing business and pricing strategies, and greater capital resources than we have, as well as extensive knowledge of our target markets. If we are unable to establish or maintain a consumer brand that resonates with customers, maintain high customer satisfaction, or compete with the pricing offered by our competitors, our sales and market share position may be adversely affected, as our growth is dependent on originating new customers. We also face competitive pressure from companies that may offer lower-priced consumer offerings than we do.

In addition, we compete with companies that are not regulated like traditional utilities but that have access to the traditional utility electricity transmission and distribution infrastructure. These energy service companies are able to offer customers electricity supply-only solutions that are competitive with our solar service offerings on both price and usage of solar energy technology while avoiding the long-term agreements and physical installations that our current fund-financed business model requires. This may limit our ability to attract customers, particularly those who wish to avoid long-term contracts or have an aesthetic or other objection to putting solar panels on their roofs.

Furthermore, we face competition from purely finance-driven nonintegrated competitors that subcontract out the installation of solar energy systems, from installation businesses (including solar partners) that seek financing from external parties, from large construction companies and from electrical and roofing companies. In addition, local installers that might otherwise be viewed as potential solar partners may gain market share by being able to be the first providers in new local markets. Some of these competitors may provide energy at lower costs than we do. Finally, as declining prices for solar panels and related equipment has resulted in an increase in consumers purchasing instead of leasing solar energy systems, we face competition from companies that offer consumer loans for these solar panel purchases.

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

All states regulate investor-owned utility retail electricity pricing. In addition, there are numerous publicly owned utilities and electric cooperatives that establish their own retail electricity pricing through some form of regulation or internal process. These regulations and policies could deter potential customers from purchasing our solar service offerings. For example, some utilities in states such as Arizona and Utah have sought and secured rate design changes that reduce credit for residential solar exports to below the retail rate and impose new charges for rooftop solar customers. Utilities in additional states may follow suit. Such rate changes can include changing rates to charge lower volume-based rates--the rates charged for kilowatt hours of electricity purchased by a residential customer--while raising unavoidable fixed charges that a homeowner is subject to when they purchase solar energy from third parties, and levying charges on homeowners based on their point of maximum demand during a month (referred to as “demand charge”). For example, the Arizona Public Service Company offers residential demand charge rate plans and if our solar customers have subscribed to those plans, they may not realize typical savings from our offerings. These forms of rate design could adversely impact our business by reducing the value of the electricity our solar energy systems produce and reducing any savings customers realize by purchasing our solar service offerings. These proposals could continue or be replicated in other states. In addition to changes in general rates charged to all residential customers, utilities are increasingly seeking solar-specific charges (which may be fixed charges, capacity-based charges, or other rate charges). Any of these changes could materially reduce the demand for our offerings and could limit the number of markets in which our offerings are competitive with electricity provided by the utilities.

Our business currently depends on the availability of utility rebates, tax credits, tax exemptions and other financial incentives in addition to other tax benefits. The expiration, elimination or reduction of these rebates and incentives could adversely impact our business.

Our business depends on government policies that promote and support solar energy and enhance the economic viability of owning solar energy systems. U.S. federal, state and local governmental bodies provide incentives to owners, distributors, installers and manufacturers of solar energy systems to promote solar energy. These incentives include Commercial ITCs, as discussed above, as well as other tax credits, rebates and SRECs associated with solar energy generation. Some markets, such as New Jersey and Maryland, currently utilize SRECs. SRECs can be volatile and could decrease over time as the supply of SREC-producing solar energy systems installed in a particular market increases. For example, in New Jersey, because of the substantial supply of solar energy systems installed, the state was on the cusp of reaching the solar carve-out under the state's Renewable Portfolio Standard. In May 2018, legislation was enacted to expand New Jersey's solar carve-out to 5.1% of kilowatt hours of electricity sold in the state, and state regulators project that such threshold will be met in June 2020. In December 2019, the state regulators adopted a transition program to follow the current SREC program that will be based on a fixed price SREC model and which is anticipated to be available prior to the closure of the current SREC program. We rely on these incentives to lower our cost of capital and to attract investors, all of which enable us to lower the price we charge customers for our solar service offerings. These incentives have had a significant impact on the development of solar energy but they could change at any time, especially in light of the recent change in administration, as further described below. These incentives may also expire on a particular date (as discussed above with respect to the Commercial ITC), end when the allocated funding is exhausted, or be reduced, terminated or repealed without notice. The financial value of certain incentives may also decrease over time.

After the Tax Act's enactment in December 2017, the corporate tax rate was reduced to 21% and now limits interest deductibility and allows full and immediate expensing of capital costs. A reduction in the corporate tax rate and the expensing of capital costs could diminish the capacity of potential fund investors to benefit from tax incentives, and could require additional cash to be distributed to such fund investors in lieu of tax benefits. Furthermore, the current administration has overturned and modified policies of, and regulations enacted by, the prior administration that placed limitations on coal and gas electric generation, mining and/or exploration. Any effort to overturn federal and state laws, regulations or policies that are supportive of solar energy generation or that remove costs or other limitations on other types of energy generation that compete with solar energy projects could materially and adversely affect our business.

Our business model also relies on multiple tax exemptions offered at the state and local levels. For example, some states have property tax exemptions that exempt the value of solar energy systems in determining values for calculation of local and state real and personal property taxes. State and local tax exemptions can be changed by state legislatures and other regulators, and if solar energy systems were not exempt from such taxes, the property taxes payable by customers would be higher, which could offset any potential savings our solar service offerings could offer. Similarly, if state or local legislatures or tax administrators impose property taxes on third-party owners of solar energy systems, solar companies like us would be subject to higher costs. For example, South Carolina counties do not currently assess property tax on customer-owned residential solar energy systems; however, third-party-owned systems are subject to business personal property taxes. In Connecticut, a number of municipalities have assessed property tax on third-party-owned solar energy systems, despite an applicable exemption under state law. In general, we rely on certain state and local tax exemptions that apply to the sale of equipment, sale of power, or both. These state and local tax exemptions can be changed by state legislatures, regulators, tax administrators, or court rulings and such changes could adversely impact our business and the profitability of our offerings in certain markets.

We are not currently regulated as a utility under applicable laws, but we may be subject to regulation as a utility in the future or become subject to new federal and state regulations for any additional solar service offerings we may introduce in the future.

Most federal, state, and municipal laws do not currently regulate us as a utility. As a result, we are not subject to the various regulatory requirements applicable to U.S. utilities. However, any federal, state, local or other applicable regulations could place significant restrictions on our ability to operate our business and execute our business plan by prohibiting or otherwise restricting our sale of electricity. These regulatory requirements could include restricting our sale of electricity, as well as regulating the price of our solar service offerings. For example, the New York Public Service Commission and the Illinois Power Agency have issued orders regulating distributed energy providers in certain ways as if they were energy service companies, which increases the regulatory compliance burden for us in such states. If we become subject to the same regulatory authorities as utilities in other states or if new regulatory bodies are established to oversee our business, our operating costs could materially increase.

Our business depends in part on the regulatory treatment of third-party-owned solar energy systems.

Our Customer Agreements are third-party ownership arrangements. Sales of electricity by third parties face regulatory challenges in some states and jurisdictions. These challenges pertain to issues such as whether third-party-owned systems qualify for the same rebates, tax exemptions or other non-tax incentives available for homeowner-owned solar energy systems, whether third-party-owned systems are eligible at all for these incentives, and whether third-party-owned systems are eligible for net metering and the associated significant cost savings. Adverse regulatory treatment of third-party ownership arrangements could reduce demand for our solar service offerings, adversely impact our access to capital and cause us to increase the price we charge customers for energy.

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
Interconnection regulations are based on claims from utilities regarding the amount of solar energy that can be connected to the grid without causing grid reliability issues or requiring significant grid upgrades. Although recent rulings from the Hawaii Utilities Commission have helped resolve some problems, historically, interconnection limits or circuit-level caps have slowed the pace of our installations in Hawaii. Similar interconnection limits could slow our future installations in Hawaii or other markets, harming our growth rate and customer satisfaction scores. Similarly, the California and Hawaii Public Utilities Commissions recently required the activation of some advanced inverter functionality to head off presumed grid reliability issues, which may require more expensive equipment and more oversight of the operation of the solar energy systems over time. As a result, these regulations may hamper our ability to sell our offerings in certain markets and increase our costs, adversely affecting our business, operating results, financial condition and prospects.

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

We have incurred net losses in the past and may continue to incur net losses as we increase our spending to finance the expansion of our operations, expand our installation, engineering, administrative, sales and marketing staffs, increase spending on our brand awareness and other sales and marketing initiatives, make significant investments to drive future growth in our business and implement internal systems and infrastructure to support our growth. We do not know whether our revenue will grow rapidly enough to absorb these costs and our limited operating history makes it difficult to assess the extent of these expenses or their impact on our results of operations. Our ability to sustain profitability depends on a number of factors, including but not limited to:

•	growing our customer base;

•	finding investors willing to invest in our investment funds on favorable terms;

•	maintaining or further lowering our cost of capital;

•	reducing the cost of components for our solar service offerings;

•	growing and maintaining our channel partner network;

•	maintaining high levels of product quality, performance and customer satisfaction;

•	growing our direct-to-consumer business to scale; and

•	reducing our operating costs by lowering our customer acquisition costs and optimizing our design and installation processes and supply chain logistics.

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

We have substantial amounts of debt, including the working capital facility and the non-recourse debt facilities entered into by our subsidiaries, as discussed in more detail in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements. Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not continue to generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures to operate our business. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to timely repay or otherwise refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations and negatively impact our financial condition and prospects.

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

As of December 31, 2019, more than 40% of our customers were in California. Accordingly, our business and results of operations are particularly susceptible to adverse economic, regulatory, political, weather and other conditions in this market and in other markets that may become similarly concentrated, in particular the east coast, where we have seen significant growth recently. In addition, our corporate and sales headquarters are located in San Francisco, California, an area that has a heightened risk of earthquakes and nearby wildfires. We may not have adequate insurance, including business interruption insurance, to compensate us for losses that may occur from any such significant events, including damage to our solar energy systems. A significant natural disaster, such as an earthquake or wildfire, could have a material adverse impact on our business, results of operations and financial condition. In addition, acts of terrorism or malicious computer viruses could cause disruptions in our or our solar partners’ businesses or the economy as a whole. To the extent that these disruptions result in delays or cancellations of installations or the deployment of our solar service offerings, our business, results of operations and financial condition would be adversely affected.

Loan financing developments could adversely impact our business.

The third-party ownership structure, which we bring to market through our solar service offerings, continues to be the predominant form of system ownership in the residential solar market in many states. However, with the development of new loan financing products, we have seen a modest shift from leasing to outright purchases of the solar energy system by the customer (i.e., a customer purchases the solar energy system outright instead of leasing the system from us). Continued increases in third-party loan financing products and outright purchases could result in the demand for long-term Customer Agreements to decline, which would require us to shift our product focus to respond to the market trend and could have an adverse effect on our business. In 2019, 2018 and 2017, the majority of our customers chose our solar service offerings as opposed to buying a solar energy system outright. Our financial model is impacted by the volume of customers who choose our solar service offerings, and an increase in the number of customers who choose to purchase solar energy systems (whether for cash or through third-party financing) may harm our business and financial results.

Additionally, as discussed above, further reductions in the Commercial ITC as scheduled may impact the attractiveness of solar energy to certain customers and could potentially harm our business. Further reductions in, eliminations of, or expirations of, governmental incentives such as the Residential Energy Efficiency Tax Credit could reduce the number of customers who choose to purchase our solar energy systems.

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

The acquisition of a supplier by one of our competitors could also limit our access to such components and require significant redesigns of our solar energy systems or installation procedures and have a material adverse effect on our business.

In particular, there is a limited number of suppliers of inverters, which are components that convert electricity generated by solar panels into electricity that can be used to power the home. For example, once we design a system for use with a particular inverter, if that type of inverter is not readily available at an anticipated price, we may incur delays and additional expenses to redesign the system. Further, the inverters on our solar energy systems generally carry only ten year warranties. If there is an inverter equipment shortage in a year when a substantial number of inverters on our systems need to be replaced, we may not be able to replace the inverters to maintain proper system functioning or may be forced to do so at higher than anticipated prices, either of which would adversely impact our business.

There have also been periods of industry-wide shortage of key components, including solar panels, in times of rapid industry growth or regulatory change. For example, guidance from the IRS on the steps required for construction to be deemed to have commenced in time to qualify for federal investment tax credits has recently resulted in significant module shortages in the market as utilities and large commercial customers started purchasing supplies in advance of the December 2019 deadline to qualify for a 30% Commercial ITC. Further, new or unexpected changes in rooftop fire codes or building codes may require new or different system components to satisfy compliance with such newly effective codes or regulations, which may not be readily available for distribution to us or our suppliers. The manufacturing infrastructure for some of these components has a long lead time, requires significant capital investment and relies on the continued availability of key commodity materials, potentially resulting in an inability to meet demand for these components and, as a result, could negatively impact our ability to install systems in a timely manner. Additionally, any decline in the exchange rate of the U.S. dollar compared to the functional currency of our component suppliers could increase our component prices. Any of these shortages, delays or price changes could limit our growth, cause cancellations or adversely affect our operating margins, and result in loss of market share and damage to our brand.

In addition, our supply chain and operations (or those of our partners) could be subject to natural disasters and other events beyond our control, such as earthquakes, wildfires, flooding, hurricanes, tsunamis, typhoons, volcanic eruptions, droughts, tornadoes, the effects of climate change and related extreme weather, public health issues and pandemics, war, terrorism, and geo-political unrest and uncertainties. For example, in December 2019, a strain of coronavirus surfaced in Wuhan, China, and at this point, the extent to which the coronavirus may impact our supply chain and operations is uncertain. The extent of the impact of the coronavirus on our business and operations will depend on several factors, such as the duration, severity, and geographic spread of the outbreak and the extent of travel restrictions and business closures imposed in China, the United States, and other countries. In the event of a public health emergency in the United States, such as a significant outbreak of the coronavirus, our business and operations could be adversely impacted.

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

Completing the sale and installation of a solar energy system requires many different steps including a site audit, completion of designs, permitting, installation, electrical sign-off and interconnection. Customers may cancel their Customer Agreement, subject to certain conditions, during this process until commencement of installation, and we have experienced increased customer cancellations in certain geographic markets during certain periods in our operating history. We or our solar partners may face customer cancellations, delays or cost overruns which may adversely affect our or our solar partners’ ability to ramp up the volume of sales or installations in accordance with our plans. These cancellations, delays or overruns may be the result of a variety of factors, such as labor shortages or other labor issues, defects in materials and workmanship, adverse weather conditions, transportation constraints, construction change orders, site changes or roof conditions, geographic factors and other unforeseen difficulties, any of which could lead to increased cancellation rates, reputational harm and other adverse effects. For example, some customer orders are cancelled after a site visit if we determine that a customer needs to make repairs to or install a new roof, or that there is excessive shading on their property. If we continue to experience increased customer cancellations, our financial results may be materially and adversely affected.

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

While we have a variety of stringent quality standards that we apply in the selection of our solar partners, we do not control our suppliers and solar partners or their business practices. Accordingly, we cannot guarantee that they will follow our standards or ethical business practices, such as fair wage practices and compliance with environmental, safety and other local laws. A lack of demonstrated compliance could lead us to seek alternative suppliers or contractors, which could increase our costs and result in delayed delivery or installation of our products, product shortages or other disruptions of our operations. Violation of labor or other laws by our suppliers and solar partners or the divergence of a supplier’s or solar partner's labor or other practices from those generally accepted as ethical in the United States or other markets in which we do business could also attract negative publicity for us and harm our business, brand and reputation in the market.

We typically bear the risk of loss and the cost of maintenance, repair and removal on solar energy systems that are owned or leased by our investment funds.

We typically bear the risk of loss and are generally obligated to cover the cost of maintenance, repair and removal for any solar energy system that we sell or lease to our investment funds. At the time we sell or lease a solar energy system to an investment fund, we enter into a maintenance services agreement where we agree to operate and maintain the system for a fixed fee that is calculated to cover our future expected maintenance costs. If our solar energy systems require an above-average amount of repairs or if the cost of repairing systems were higher than our estimate, we would need to perform such repairs without additional compensation. If our solar energy systems, of which more than 40% of which are located in California, are damaged as the result of a natural disaster beyond our control, losses could exceed or be excluded from, our insurance policy limits, and we could incur unforeseen costs that could harm our business and financial condition. We may also incur significant costs for taking other actions in preparation for, or in reaction to, such events. We purchase property insurance with industry standard coverage and limits approved by an investor’s third-party insurance advisors to hedge against such risk, but such coverage may not cover our losses.

Disruptions to our solar production metering solution could negatively impact our revenue and increase our expenses.

Our ability to monitor solar energy production for various purposes depends on the operation of our metering solution. We could incur significant expense and disruption to our operations in connection with failures of our metering solution, including meter hardware failures and failure or obsolescence of the cellular technology that we use to communicate with those meters. For example, many of our meters operate on either the 3G or 4G cellular data networks, which are expected to sunset before the term of our Customer Agreements, and newer technologies we use today may become obsolete before the end of the term of Customer Agreements entered into now. Upgrading our metering solution may cause us to incur significant expense. Additionally, our meters communicate data through proprietary software, which we license from our metering partners. Should we be unable to continue to license, on agreeable terms, the software necessary to communicate with our meters, it could cause a significant disruption in our business and operations.

Problems with product quality or performance may cause us to incur warranty expenses and performance guarantee expenses, may lower the residual value of our solar energy systems and may damage our market reputation and cause our financial results to decline.

Customers who enter into Customer Agreements with us are covered by production guarantees and roof penetration warranties. As the owners of the solar energy systems, we or our investment funds receive a warranty from the inverter and solar panel manufacturers, and, for those solar energy systems that we do not install directly, we receive workmanship and material warranties as well as roof penetration warranties from our solar partners. For example, in 2015 and 2014, we had to replace a significant number of defective inverters, the cost of which was borne by the manufacturer. However, our customers were without solar service for a period of time while the work was done, which impacted customer satisfaction. Furthermore, one or more of our third-party manufacturers or solar partners could cease operations and no longer honor these warranties, leaving us to fulfill these potential obligations to customers, or such warranties may be limited in scope and amount, and may be inadequate to protect us. We also provide a performance guarantee with certain solar service offerings pursuant to which we compensate customers on an annual basis if their system does not meet the electricity production guarantees set forth in their agreement with us. Customers who enter into Customer Agreements with us are covered by production guarantees equal to the length of the term of these agreements, typically 20 or 25 years. We may suffer financial losses associated if significant performance guarantee payments are triggered.

Because of our limited operating history and the length of the term of our Customer Agreements, we have been required to make assumptions and apply judgments regarding a number of factors, including our anticipated rate of warranty claims and the durability, performance and reliability of our solar energy systems. Our assumptions could prove to be materially different from the actual performance of our systems, causing us to incur substantial expense to repair or replace defective solar energy systems in the future or to compensate customers for systems that do not meet their production guarantees. Product failures or operational deficiencies also would reduce our revenue from power purchase or lease agreements because they are dependent on system production. Any widespread product failures or operating deficiencies may damage our market reputation and adversely impact our financial results.

Product liability claims against us could result in adverse publicity and potentially significant monetary damages.

If our solar service offerings, including our racking systems or other products, injured someone, we would be exposed to product liability claims. Because solar energy systems and many of our other current and anticipated products are electricity-producing devices, it is possible that customers or their property could be injured or damaged by our products, whether by product malfunctions, defects, improper installation or other causes. We rely on third-party manufacturing warranties, warranties provided by our solar partners and our general liability insurance to cover product liability claims and have not obtained separate product liability insurance. Any product liability claim we face could be expensive to defend and divert management’s attention. The successful assertion of product liability claims against us could result in potentially significant monetary damages that could require us to make significant payments, as well as subject us to adverse publicity, damage our reputation and competitive position and adversely affect sales of our systems and other products. In addition, product liability claims, injuries, defects or other problems experienced by other companies in the residential solar industry could lead to unfavorable market conditions to the industry as a whole, and may have an adverse effect on our ability to attract customers, thus affecting our growth and financial performance.

The value of our solar energy systems at the end of the associated term of the lease or power purchase agreement may be lower than projected, which may adversely affect our financial performance and valuation.

We depreciate the costs of our solar energy systems over their estimated useful life of 35 years. At the end of the initial typically 20- or 25-year term of the Customer Agreement, customers may choose to purchase their solar energy systems, ask to remove the system at our cost or renew their Customer Agreements. Customers may choose to not renew or purchase for any reason, including pricing, decreased energy consumption, relocation of residence or switching to a competitor product.

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

We depend significantly on our brand and reputation for high-quality solar service offerings, engineering and customer service to attract customers and grow our business. If we fail to continue to deliver our solar service offerings within the planned timelines, if our solar service offerings do not perform as anticipated or if we damage any customers’ properties or cancel projects, our brand and reputation could be significantly impaired. We also depend greatly on referrals from customers for our growth. Therefore, our inability to meet or exceed customers’ expectations would harm our reputation and growth through referrals. We have at times focused particular attention on expeditiously growing our direct sales force and our solar partners, leading us in some instances to hire personnel or partner with third parties who we may later determine do not fit our company culture and standards. Given the sheer volume of interactions our direct sales force and our solar partners have with customers and potential customers, it is also unavoidable that some interactions will be perceived by customers and potential customers as less than satisfactory and result in complaints. If we cannot manage our hiring and training processes to limit potential issues and maintain appropriate customer service levels, our brand and reputation may be harmed and our ability to grow our business would suffer. In addition, if we were unable to achieve a similar level of brand recognition as our competitors, some of which may have a broader brand footprint as a result of a larger direct sales force, more resources and longer operational history, we could lose recognition in the marketplace among prospective customers, suppliers and partners, which could affect our growth and financial performance. Our growth strategy involves marketing and branding initiatives that will involve incurring significant expenses in advance of corresponding revenue. We cannot assure you that such marketing and branding expenses will result in the successful expansion of our brand recognition or increase our revenue. We are also subject to marketing and advertising regulations in various jurisdictions, and overly restrictive conditions on our marketing and advertising activities may inhibit the sales of the affected products.

A failure to hire and retain a sufficient number of employees and service providers in key functions would constrain our growth and our ability to timely complete customers’ projects and successfully manage customer accounts.

To support our growth, we need to hire, train, deploy, manage and retain a substantial number of skilled employees, engineers, installers, electricians, sales and project finance specialists. Competition for qualified personnel in our industry is increasing, particularly for skilled personnel involved in the installation of solar energy systems. We have in the past been, and may in the future be, unable to attract or retain qualified and skilled installation personnel or installation companies to be our solar partners, which would have an adverse effect on our business. We and our solar partners also compete with the homebuilding and construction industries for skilled labor. As these industries grow and seek to hire additional workers, our cost of labor may increase. The unionization of the industry’s labor force could also increase our labor costs. Shortages of skilled labor could significantly delay a project or otherwise increase our costs. Because our profit on a particular installation is based in part on assumptions as to the cost of such project, cost overruns, delays or other execution issues may cause us to not achieve our expected margins or cover our costs for that project. In addition, because we are headquartered in the San Francisco Bay Area, we compete for a limited pool of technical and engineering resources that requires us to pay wages that are competitive with relatively high regional standards for employees in these fields. Further, we need to continue to expand upon the training of our customer service team to provide high-end account management and service to customers before, during and following the point of installation of our solar energy systems. Identifying and recruiting qualified personnel and training them requires significant time, expense and attention. It can take several months before a new customer service team member is fully trained and productive at the standards that we have established. If we are unable to hire, develop and retain talented technical and customer service personnel, we may not be able to realize the expected benefits of this investment or grow our business.

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

We may not realize the anticipated benefits of past or future investments, strategic transactions, or acquisitions, and integration of these acquisitions may disrupt our business and management.

We have in the past and may in the future acquire companies, Project pipelines, Projects, SRECs, products or technologies or enter into joint ventures or other strategic transactions. We may not realize the anticipated benefits of past or future investments, strategic transactions, or acquisitions, and these transactions involve numerous risks that are not within our control. These risks include the following, among others:

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

Our failure to address these risks, or other problems encountered in connection with our past or future investments, strategic transactions, or acquisitions, could cause us to fail to realize the anticipated benefits of these acquisitions or investments, cause us to incur unanticipated liabilities, and harm our business generally. Future acquisitions could also result in dilutive issuances of our equity securities, the incurrence of debt, contingent liabilities, amortization expenses, incremental expenses or the write-off of goodwill, any of which could harm our financial condition or results of operations.

Mergers and acquisitions are inherently risky, may not produce the anticipated benefits and could adversely affect our business, financial condition or results of operations.

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

We are subject to legal proceedings, regulatory inquiries and litigation, and we have previously been, and may in the future be, named in additional legal proceedings, become involved in regulatory inquiries or be subject to litigation in the future, all of which are costly, distracting to our core business and could result in an unfavorable outcome, or a material adverse effect on our business, financial condition, results of operations, or the trading price for our securities.

We are involved in legal proceedings and receive inquiries from government and regulatory agencies from time to time. In the event that we are involved in significant disputes or are the subject of a formal action by a regulatory agency, we could be exposed to costly and time-consuming legal proceedings that could result in any number of outcomes. Although outcomes of such actions vary, any current or future claims or regulatory actions initiated by or against us, whether successful or not, could result in significant costs, costly damage awards or settlement amounts, injunctive relief, increased costs of business, fines or orders to change certain business practices, significant dedication of management time, diversion of significant operational resources, or otherwise harm our business.

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

Our business involves transactions with customers. We and our solar partners must comply with numerous federal, state and local laws and regulations that govern matters relating to our interactions with customers, including those pertaining to privacy and data security, consumer financial and credit transactions, home improvement contracts, warranties and direct-to-home solicitation. These laws and regulations are dynamic and subject to potentially differing interpretations, and various federal, state and local legislative and regulatory bodies may expand current laws or regulations, or enact new laws and regulations, regarding these matters. Changes in these laws or regulations or their interpretation could dramatically affect how we do business, acquire customers, and manage and use information we collect from and about current and prospective customers and the costs associated therewith. We strive to comply with all applicable laws and regulations relating to our interactions with residential customers. It is possible, however, that these requirements may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules or our practices. Noncompliance with any such laws or regulations, or the perception that we or our solar partners have violated such laws or regulations or engaged in deceptive practices that could result in a violation, could also expose us to claims, proceedings, litigation and investigations by private parties and regulatory authorities, as well as substantial fines and negative publicity, each of which may materially and adversely affect our business. We have incurred, and will continue to incur, significant expenses to comply with such laws and regulations, and increased regulation of matters relating to our interactions with residential customers could require us to modify our operations and incur significant additional expenses, which could have an adverse effect on our business, financial condition and results of operations.

Compliance with occupational safety and health requirements and best practices can be costly, and noncompliance with such requirements may result in potentially significant penalties, operational delays and adverse publicity.

The installation of solar energy systems requires our employees and employees of our solar partners to work with complicated and potentially dangerous electrical and utility systems. The evaluation and installation of our energy-related products also require these employees to work in locations that may contain potentially dangerous levels of asbestos, lead or mold or other substances. We also maintain large fleets of vehicles that these employees use in the course of their work. There is substantial risk of serious injury or death if proper safety procedures are not followed. Our operations are subject to regulation under the U.S. Occupational Safety and Health Act ("OSHA") and equivalent state laws. Changes to OSHA requirements, or stricter interpretation or enforcement of existing laws or regulations, could result in increased costs. If we fail to comply with applicable OSHA regulations, even if no work-related serious injury or death occurs, we may be subject to civil or criminal enforcement and be required to pay substantial penalties, incur significant capital expenditures, or suspend or limit operations. Any accidents, citations, violations, injuries or failure to comply with industry best practices may subject us to adverse publicity, damage our reputation and competitive position and adversely affect our business.

We are exposed to the credit risk of customers and payment delinquencies on our accounts receivables.

Our Customer Agreements are typically for 20 or 25 years and require the customer to make monthly payments to us. Accordingly, we are subject to the credit risk of customers. As of December 31, 2019, the average FICO score of our customers under a Customer Agreement with a monthly payment schedule remained at or above 740, which is generally categorized as a "Very Good" credit profile by the Fair Isaac Corporation. However, this may decline to the extent FICO score requirements under future investment funds are relaxed. While customer defaults have been immaterial to date, we expect that the risk of customer defaults may increase as we grow our business. Due to the immaterial amount of customer defaults to date, our reserve for this exposure is minimal, and our future exposure may exceed the amount of such reserves. If we experience increased customer credit defaults, our revenue and our ability to raise new investment funds could be adversely affected. If economic conditions worsen, certain of our customers may face liquidity concerns and may be unable to satisfy their payment obligations to us on a timely basis or at all, which could have a material adverse effect on our financial condition and results of operations.

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

We receive, store and use personal information of customers, including names, addresses, e-mail addresses, credit information and other housing and energy use information, as well as the personal information of our employees. Unauthorized disclosure of such personal information, whether through breach of our systems by an unauthorized party, employee theft or misuse, or otherwise, could harm our business. In addition, computer malware, viruses, social engineering (predominantly spear phishing attacks), and general hacking have become more prevalent, have occurred on our systems in the past, and could occur on our systems in the future. Inadvertent disclosure of such personal information, or if a third party were to gain unauthorized access to the personal information in our possession, has resulted in, and could result in future claims or litigation arising from damages suffered by such individuals. In addition, we could incur significant costs in complying with the multitude of federal, state and local laws regarding the unauthorized disclosure of personal information. Our efforts to protect such personal information may be unsuccessful due to software bugs or other technical malfunctions; employees, contractor, or vendor error or malfeasance; or other threats that evolve. In addition, third parties may attempt to fraudulently induce employees or users to disclose sensitive information. Although we have developed systems and processes that are designed to protect the personal information we receive, store and use and to prevent or detect security breaches, we cannot assure you that such measures will provide absolute security. Finally, any perceived or actual unauthorized disclosure of such information could harm our reputation, substantially impair our ability to attract and retain customers and have an adverse impact on our business.

Our business is subject to complex and evolving laws and regulations regarding privacy and data protection (“data protection laws”). Many of these laws and regulations are subject to change and uncertain interpretation, and could result in claims, increased cost of operations or otherwise harm our business.

The regulatory environment surrounding data privacy and protection is constantly evolving and can be subject to significant change. New data protection laws, including recent California legislation and regulation which affords California consumers an array of new rights, including the right to be informed about what kinds of personal data companies have collected and why it was collected, pose increasingly complex compliance challenges and potentially elevate our costs. Complying with varying jurisdictional requirements could increase the costs and complexity of compliance, and violations of applicable data protection laws could result in significant penalties. Any failure, or perceived failure, by us to comply with applicable data protection laws could result in proceedings or actions brought against us by governmental entities or others, subject us to significant fines, penalties, judgments and negative publicity, require us to change our business practices, increase the costs and complexity of compliance, and adversely affect our business.

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

We are required, pursuant to the Exchange Act, to furnish a report by management on, among other things, the effectiveness of our internal controls over financial reporting. This assessment includes disclosure of any material weaknesses, if any, identified by our management in our internal controls over financial reporting. We are continuing to develop and refine our disclosure controls and improve our internal controls over financial reporting. We have expended, and anticipate that we will continue to expend, significant resources in order to maintain and continuously look for ways to enhance existing effective disclosure controls and procedures and internal controls over financial reporting. Our current controls and any new controls that we develop may become inadequate because of changes in conditions in our business. In addition, we or our independent accounting firm may identify weaknesses and deficiencies that we may not otherwise identify in a timely manner in the future. If we are not able to complete the work required under Section 404 of the Sarbanes-Oxley Act on a timely basis for future fiscal years, our annual report on Form 10-K may be delayed or deficient. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud will be detected.

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

If we are unable to assert that our internal controls over financial reporting is effective, we could lose investor confidence in the accuracy and completeness of our financial reports, which would cause the price of our common stock to decline. In addition, we could become subject to investigations by Nasdaq, the Securities and Exchange Commission ("SEC") or other regulatory authorities, which could require additional management attention and which could adversely affect our business.

Our reported financial results may be affected, and comparability of our financial results with other companies in our industry may be impacted, by changes in the accounting principles generally accepted in the United States.

Generally accepted accounting principles in the United States are subject to change and interpretation by the Financial Accounting Standards Board (“FASB"), the SEC, and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results and on the financial results of other companies in our industry, and may even affect the reporting of transactions completed before the announcement or effectiveness of a change. For example, in June 2016 the FASB issued Accounting Standards Update No. 2016-13, Measurement of Credit Losses on Financial Instruments ("ASU No. 2016-13"), which replaces the current incurred loss impairment methodology with a current expected credit losses model. Other companies in our industry may be affected differently by the adoption of ASU No. 2016-13 or other new accounting standards, including timing of the adoption of new accounting standards, adversely affecting the comparability of financial statements.

We may be adversely affected by changes in U.S. tax laws.

On December 22, 2017, Congress and the current administration passed significant tax legislation including a change to the corporate tax rate (the “Tax Act”). As part of the Tax Act, the current corporate income tax rate was reduced, and there were other changes including limiting or eliminating various other deductions, credits and tax preferences. This reduction in the corporate income tax rate reduced the value of certain benefits, such as depreciation, and reduced capacity for other benefits, such as tax credits. Limitations on, or elimination of, such tax benefits could significantly impact our ability to raise tax equity investment funds or impact the terms thereof, including the amount of cash distributable to third parties. At this time, we are evaluating the potential impact on our tax equity investment funds, business, prospects and results of operations as a result of enactment, since the impact is dependent upon certain tax treatment elections and the specific timing of taxable income/losses in future years. Based on the proposed regulations issued to date by the IRS, we have determined the changes under the Tax Act will not have a significant impact on our Consolidated Statement of Operations. We will continue to monitor and review proposed and final regulations and the impact to our business.

Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.

As of December 31, 2019, we had U.S. federal and state net operating loss carryforwards of $0.7 billion and $1.3 billion, respectively, which begin expiring in varying amounts in 2028 and 2024, respectively, if unused. Under Sections 382 and 383 of the Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes, such as research tax credits, to offset its post- change income and taxes may be limited. In general, an “ownership change” occurs if there is a cumulative change in our ownership by “5% shareholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. Any such limitations on our ability to use our net operating loss carryforwards and other tax assets could adversely impact our business, financial condition and results of operations. We have performed an analysis to determine whether an ownership change under Section 382 of the Code had occurred and determined that no ownership changes were identified as of December 31, 2019.

We may be required to record an impairment expense on our goodwill or intangible assets.

We are required under generally accepted accounting principles to test goodwill for impairment at least annually or when events or changes in circumstances indicate that the carrying amount may be impaired, and to review our intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Factors that can lead to impairment of goodwill and intangible assets include significant adverse changes in the business climate and actual or projected operating results, declines in the financial condition of our business and sustained decrease in our stock price. Since our annual impairment test of goodwill for the fiscal year ended December 31, 2019, we have not identified any qualitative factors that would require a quantitative goodwill impairment analysis. However, if we identify any factors that could indicate an impairment, including a sustained decrease in our stock price, we may be required to record charges to earnings if our goodwill becomes impaired.

Risks Related to Ownership of Our Common Stock

Our executive officers, directors and principal stockholders continue to have substantial control over us, which will limit your ability to influence the outcome of important matters, including a change in control.

Each of our executive officers, directors and each of our stockholders who beneficially own 5% or more of our outstanding common stock and their affiliates, in the aggregate, beneficially own approximately 52.9% of the outstanding shares of our common stock, based on the number of shares outstanding as of December 31, 2019. As a result, these stockholders, if acting together, will be able to influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. They may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentrated control may have the effect of delaying or preventing a change in control of our company, could deprive our stockholders of an opportunity to receive a premium for their capital stock and might ultimately affect the market price of our common stock.

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

Further, the stock markets have experienced price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. These fluctuations often have been unrelated or disproportionate to the operating performance of those companies. In addition, the stock prices of many renewable energy companies have experienced fluctuations that have often been unrelated to the operating performance of those companies. These broad market and industry fluctuations, as well as general economic, political and market conditions such as recessions, government shutdowns, interest rate changes, or international currency fluctuations, may cause the market price of our common stock to decline. In the past, following periods of volatility in the overall market and the market price of a particular company’s securities, securities class action litigation has often been instituted against these companies. We are party to litigation that could result in substantial costs and a diversion of our management’s attention and resources.

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
Holders of Record
As of February 24, 2020, there were approximately 141 holders of record of common stock. Certain shares are held in “street” name and, accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.
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
Stock Repurchase Program
In November 2019, our board of directors approved a stock repurchase program authorizing us to repurchase up to $50.0 million of our common stock from time to time over the next three years. Stock repurchases under this program may be made through open market transactions, negotiated purchases or otherwise, at times and in such amounts as we consider appropriate and in accordance with applicable regulations of the Securities and Exchange Commission. The timing of repurchases and the number of shares repurchased will depend on a variety of factors including price, regulatory requirements, and other market conditions. We may limit, amend, suspend, or terminate the stock repurchase program at any time without prior notice. Any shares repurchased under the program will be returned to the status of authorized, but unissued shares of common stock.
Share repurchase activity during the year ended December 31, 2019 was as follows (in thousands, except per share amounts):

Periods	Total Shares Purchased	Average Price Paid Per Share (1)	Total Shares Purchased As Part Of Publicly Announced Programs	Remaining Authorized Repurchases (2)
November 27 - November 29, 2019	86	$13.97	86
December 2 to December 10, 2019	283	$13.40	283
Total	369			$45,000
(1) Average price paid per share excludes commission costs.
(2) Amounts represent the approximate dollar value of the maximum remaining number of shares that may yet be purchased under the stock repurchase program, and excludes commission costs.
Stock Price Performance Graph
The following stock performance graph compares our total stock return with the total return for (i) the Nasdaq Composite Index and the (ii) the Invesco Solar ETF, which represents a peer group of solar companies, for the period from August 5, 2015 (the date our common stock commenced trading on the Nasdaq Global Select Market) through December 31, 2019. The figures represented below assume an investment of $100 in our common stock at the closing price of $10.77 on August 5, 2015 and in the Nasdaq Composite Index and the Invesco Solar ETF on

August 5, 2015 including the reinvestment of dividends into shares of common stock. The comparisons in the table are required by the SEC, and are not intended to forecast or be indicative of possible future performance of our common stock. This graph shall not be deemed “soliciting material” or be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that section, and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

	Ticker	August 5, 2015	December 31, 2018	December 31, 2019
Sunrun Inc.	RUN	$100.00	$101.11	$128.23
Nasdaq Composite Index	^IXIC	$100.00	$129.09	$174.57
Invesco Solar ETF	TAN	$100.00	$58.55	$100.66

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
The selected consolidated statements of operations data for the years ended December 31, 2019, 2018 and 2017, and the selected consolidated balance sheet data as of December 31, 2019 and 2018 are derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The selected consolidated statements of operations data for the years ended December 31, 2016 and 2015, and the selected consolidated balance sheet data as of December 31, 2017, 2016 and 2015 are derived from audited consolidated financial statements which are not included in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of the results that may be expected in the future.

	Year Ended December 31,
	2019	2018	2017	2016	2015
	(in thousands, except per share amounts)
Total revenue	$858,578	$759,981	$532,542	$477,107	$304,606
Net loss	(391,022)	(260,186)	(287,615)	(320,839)	(248,906)
Net income (loss) available to common stockholders	$26,335	$26,657	$125,489	$75,129	$(53,136)
Net income (loss) per share available to common stockholders
Basic	$0.23	$0.24	$1.19	$0.73	$(0.96)
Diluted	$0.21	$0.23	$1.16	$0.72	$(0.96)
Weighted average shares used to compute net income (loss) per share available to common stockholders
Basic	116,397	110,089	105,432	102,367	55,091
Diluted	123,876	117,112	108,206	104,964	55,091

	As of December 31,
	2019	2018	2017	2016	2015
	(in thousands)
Consolidated Balance Sheet Data:
Cash and restricted cash	$363,229	$304,399	$241,790	$224,363	$221,161
Solar energy systems, net	4,492,615	3,820,017	3,161,570	2,498,644	1,992,021
Total assets	5,806,341	4,749,787	3,963,136	3,595,803	2,734,592
Non-recourse debt, current portion	35,348	35,484	21,529	14,153	4,722
Recourse debt	239,485	247,000	247,000	244,000	197,000
Non-recourse debt, net of current portion	1,980,107	1,466,438	1,026,416	639,870	333,042
Total equity	1,331,432	1,282,782	1,240,516	995,728	659,560

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
We provide clean, solar energy to customers at a significant savings compared to traditional utility energy. We have been selling solar energy to residential customers through a variety of offerings since we were founded in 2007. We, either directly or through one of our solar partners, install a solar energy system on a customer’s home and either sell the system to the customer or, as is more often the case, sell the energy generated by the system to the customer pursuant to a lease or power purchase agreement (“PPA”) with no or low upfront costs. We refer to these leases and PPAs as “Customer Agreements.” Following installation, a system is interconnected to the local utility grid. The home’s energy usage is provided by the solar energy system, with any additional energy needs provided by the local utility. Any excess solar energy, including amounts in excess of battery storage, that is not immediately used by the customers is exported to the utility grid using a bi-directional utility net meter, and the customer generally receives a credit for the excess energy from their utility to offset future usage of utility-generated energy.
We offer our solar service offerings both directly to the customer and through our solar partners, which include sales and installation partners, and strategic partners, which include retail partners. In addition, we sell solar energy systems directly to customers for cash. We also sell solar energy panels and other products (such as racking) to resellers. As of December 31, 2019, we provided our solar services to customers and sold solar energy panels and other products to resellers throughout the United States. More than 40% of our cumulative systems deployed are in California.
We compete mainly with traditional utilities. In the markets we serve, our strategy is to price the energy we sell below prevailing local retail electricity rates. As a result, the price our customers pay under our solar service offerings varies depending on the state where the customer lives, the local traditional utility that otherwise provides electricity to the customer, as well as the prices other solar energy companies charge in that region. Even within the same neighborhood, site-specific characteristics drive meaningful variability in the revenue and cost profiles of each home. Using our proprietary technology, we target homes with advantageous revenue and cost characteristics, which means we are often able to offer pricing that allows customers to save more on their energy bill while maintaining our ability to meet our targeted returns. For example, with the insights provided by our technology, we can offer competitive pricing to customers with homes that have favorable characteristics, such as roofs that allow for easy installation, high electricity consumption, or low shading, effectively passing through the cost savings we are able to achieve on these installations to the customer.
Our ability to offer Customer Agreements depends in part on our ability to finance the purchase and installation of the solar energy systems by monetizing the resulting customer cash flows and related commercial investment tax credits (“Commercial ITCs”), accelerated tax depreciation and other incentives from governments and local utilities. We monetize these incentives under tax equity investment funds, which are generally structured as non-recourse project financings. From inception to February 24, 2020, we have established 43 investment funds, which represent financing for an estimated $9.7 billion in value of solar energy systems on a cumulative basis. From time to time, we may repurchase investors' interests in our tax equity investment funds after the recapture period of the relevant tax incentives. We intend to establish additional investment funds and may also use debt, equity and other financing strategies to fund our growth.
In addition, completing the sale and installation of a solar energy system requires many different steps including a site audit, completion of designs, permitting, installation, electrical sign-off and interconnection. Customers may cancel their Customer Agreements with us, subject to certain conditions, during this process until commencement of installation. Customer cancellation rates can change over time and vary between markets.

Investment Funds
Our Customer Agreements provide for recurring customer payments, typically over 20 or 25 years, and the related solar energy systems are generally eligible for Commercial ITCs, accelerated tax depreciation and other government or utility incentives. Our financing strategy is to monetize these benefits at a low weighted average cost of capital. This low cost of capital enables us to offer attractive pricing to our customers for the energy generated by the solar energy system on their homes. Historically, we have monetized a portion of the value created by our Customer Agreements and the related solar energy systems through investment funds. These assets are attractive to fund investors due to the long-term, recurring nature of the cash flows generated by our Customer Agreements, the high credit scores of our customers, the fact that energy is a non-discretionary good and our low loss rates. In addition, fund investors can receive attractive after-tax returns from our investment funds due to their ability to utilize Commercial ITCs, accelerated depreciation and certain government or utility incentives associated with the funds’ ownership of solar energy systems.
As of December 31, 2019, we had 36 active investment funds, which are described below. We have established different types of investment funds to implement our asset monetization strategy. Depending on the nature of the investment fund, cash may be contributed to the investment fund by the investor upfront or in stages based on milestones associated with the design, construction or interconnection status of the solar energy systems. The cash contributed by the fund investor is used by the investment fund to purchase solar energy systems. The investment funds either own or enter into a master lease with a Sunrun subsidiary for the solar energy systems, Customer Agreements and associated incentives. We receive on-going cash distributions from the investment funds representing a portion of the monthly customer payments received. We use the upfront cash, as well as on-going distributions to cover our costs associated with designing, purchasing and installing the solar energy systems. In addition, we also use debt, equity and other financing strategies to fund our operations. The allocation of the economic benefits between us and the fund investor and the corresponding accounting treatment varies depending on the structure of the investment fund.
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
The table below provides an overview of our current investment funds (dollars in millions):

Consolidated Joint Ventures
	Pass-Through Financing Obligations	Partnership Flip	JV Inverted Lease
Consolidation	Owner entity consolidated, tenant entity not consolidated	Single entity, consolidated	Owner and tenant entities consolidated
Balance sheet classification	Pass-through financing obligation	Redeemable noncontrolling interests and noncontrolling interests	Redeemable noncontrolling interests and noncontrolling interests
Revenue from Commercial ITCs	Recognized on the PTO date	None	None
Method of calculating investor interest	Effective interest rate method	Greater of HLBV or redemption value	Greater of HLBV or redemption value; or pro rata
Liability balance as of December 31, 2019	$339.0	N/A	N/A
Noncontrolling interest balance (redeemable or otherwise) as of December 31, 2019	N/A	$638.2	$35.0

For further information regarding our investment funds, including the associated risks, see Item 1A. Risk Factors—"Our ability to provide our solar service offerings to customers on an economically viable basis depends in part on our ability to finance these systems with fund investors who seek particular tax and other benefits.", Note 11, Project Equity Financing, Note 14, Pass-Through Financing Obligations, Note 15, VIE Arrangements and Note 16, Redeemable Noncontrolling Interests to our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.

Pass-through Financing Obligations
Pass-Through Financing Obligations. In this investment fund structure, we and the fund investor each utilize separate entities to facilitate the pass-through of the Commercial ITC or U.S. Treasury grants to the fund investors. We contribute solar energy systems to an “owner” entity in exchange for interests in the owner entity, and the fund investors contribute cash to a “tenant” entity in exchange for interests in the tenant entity.
Under our pass-through financing obligation structure, in accordance with the provisions of FASB, Accounting Standards Codification Topic 810 (“ASC 810”) Consolidation, we have determined that we are the primary beneficiary of the owner entity, and accordingly, we consolidate that entity. We have also determined that we are not the primary beneficiary of the tenant entity, and accordingly, we do not consolidate that entity.
In this investment fund structure, the investors make a series of large up-front payments as well as, in some instances, subsequent smaller quarterly lease payments through their respective tenant entity to the corresponding owner entity in exchange for the assignment of cash flows from Customer Agreements and certain other benefits associated with the Customer Agreements and related solar energy systems. We account for the payments from investors as borrowings by recording the proceeds received as financing obligations. The financing obligation is reduced over a period of approximately 22 years by customer payments under the Customer Agreements, U.S. Treasury grants (where applicable); and proceeds from the contracted resale of SRECs as they are received by the investor. In addition, funds paid for the Commercial ITC value upfront are initially recorded as a refund liability and recognized as revenue as the associated solar system reaches permission to operate ("PTO").
We account for these investment funds in our consolidated financial statements as if we have not assigned the Customer Agreement to the investor, and we record on our consolidated financial statements activities arising from the Customer Agreements and any related U.S. Treasury grants, Commercial ITCs monetized as part of the upfront payments received from the investor and SREC sales. The interest charge on our pass-through financing obligations is imputed at the inception of the fund based on the effective interest rate in the arrangement giving rise to the obligation and is updated prospectively as appropriate.
In certain arrangements, we agree to defer a portion of the up-front payments by arranging a loan between one of our indirectly wholly owned subsidiaries to a subsidiary of the investor’s tenant entity.
Consolidated Joint Ventures
Partnership Flips. Under partnership flip structures, we and our fund investors contribute cash into a partnership entity. The partnership uses the cash to acquire solar energy systems developed by us with signed Customer Agreements. Each fund investor receives a rate of return, typically on an after-tax basis, which varies by investment fund. Prior to the fund investor receiving its contractual rate of return or for a time period specified in the contractual arrangements, the fund investor receives a significant portion of the value attributable to customer payments, a majority of the accelerated tax depreciation and substantially all of the Commercial ITCs. After the fund investor receives its contractual rate of return or after the specified time period, we receive substantially all of the value attributable to the remaining customer payments and SREC sales.
Included within the Partnership Flips is the project equity financing we entered into in December 2016. We pooled and transferred our interests in certain financing funds into a special purpose entity (“SPE”) with a new investor. We did not recognize a gain or loss on the transfer of its interests in the financing funds and continue to consolidate the financing funds. The SPE’s assets and cash flows are not available to our other creditors, and the investor has no recourse to our other assets.

Under our partnership flip structures, we have determined that we control the partnership entity which is a variable interest entity (“VIE”), and accordingly we consolidate the entity and record the investor’s interest as either noncontrolling interests or redeemable noncontrolling interests in our consolidated balance sheets.
Inverted Leases. Under our inverted lease structure, we and the fund investor set up a multi-tiered investment vehicle that is comprised of two partnership entities which facilitate the pass through of the tax benefits to the fund investors. In this structure we contribute solar energy systems to an “owner” partnership entity in exchange for interests in the owner partnership and the fund investors contribute cash to a “tenant” partnership in exchange for interests in the tenant partnership, which in turn makes an investment in the owner partnership entity in exchange for interests in the owner partnership. The owner partnership uses the cash contributions received from the tenant partnership to purchase systems from us and/or fund installation of such systems. Under our existing JV inverted lease structure, a substantial portion of the value generated by the solar energy systems is provided to the fund investor for a specified period of time, which is generally based upon the period of time corresponding to the expiry of the recapture period associated with the Commercial ITCs. After that point in time, we receive substantially all of the value attributable to the long-term recurring customer payments and the other incentives. Generally, under the terms of each agreement, the investors’ contributions include the value of Commercial ITCs earned or grants to be received by the fund investor. Any other proceeds are allocated on a pro rata basis to the fund investor and us in accordance with their ownership percentages. Since Sunrun has the power to control both the owner and tenant entities, both entities are included in our consolidated financial statements.
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

•
Gross Earning Assets represents the net cash flows (discounted at 6%) we expect to receive during the initial term of our Customer Agreements (typically 20 or 25 years) for systems that have been deployed as of the measurement date, plus a discounted estimate of the value of the Customer Agreement renewal term or solar energy system purchase at the end of the initial term. Consistent with industry standards, we use a discount rate of 6%. We consider a discount rate of 6% to be appropriate and consistent with recent market transactions that demonstrate that a portfolio of residential solar customer contracts is an asset class that can be securitized successfully on a long-term basis, with a coupon of less than 5%. We calculate the Gross Earning Assets value of the purchase or renewal amount at the expiration of the initial contract term assuming either a system purchase or a five year renewal (for our 25-year Customer Agreements) or a 10-year renewal (for our 20-year Customer Agreements), in each case forecasting only a 30-year customer relationship (although the customer may renew for additional years, or thereafter purchase the system), at a contract rate equal to 90% of the customer’s contractual rate in effect at the end of the initial contract term. After the initial (generally 20- or 25-year) contract term, our Customer Agreements typically automatically renew on an annual basis and the rate is initially set at up to a 10% discount to then-prevailing power prices.
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

	As of December 31,
	2019	2018
Cumulative Megawatts Deployed (end of period)	1,987	1,575

	As of December 31,
	2019	2018
	(in thousands)
Gross Earning Assets Under Energy Contract	$2,536,612	$2,099,532
Gross Earning Assets Value of Purchase or Renewal	1,147,450	962,948
Gross Earning Assets	$3,684,062	$3,062,480

The tables below provide a range of Gross Earning Asset amounts if different default, discount and purchase and renewal assumptions were used.
Gross Earning Assets Under Energy Contract:

	As of December 31, 2019
	Discount rate
Default rate	4%	5%	6%	7%	8%
	(in thousands)
5%	$2,898,185	$2,671,315	$2,471,500	$2,294,895	$2,138,269
0%	$2,978,733	$2,743,480	$2,536,612	$2,353,424	$2,191,244
Gross Earning Assets Value of Purchase or Renewal:

	As of December 31, 2019
	Discount rate
Purchase or Renewal rate	4%	5%	6%	7%	8%
	(in thousands)
80%	$1,501,655	$1,223,473	$1,000,418	$820,941	$676,032
90%	$1,722,461	$1,403,285	$1,147,450	$941,415	$775,140
100%	$1,943,267	$1,583,096	$1,294,286	$1,061,890	$874,248
Total Gross Earning Assets:

	As of December 31, 2019
	Discount rate
Purchase or Renewal rate	4%	5%	6%	7%	8%
	(in thousands)
80%	$4,480,388	$3,966,954	$3,537,030	$3,174,365	$2,867,276
90%	$4,701,194	$4,146,765	$3,684,062	$3,294,839	$2,966,384
100%	$4,922,000	$4,326,576	$3,830,898	$3,415,314	$3,065,492
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
We believe that policies associated with our principles of consolidation, revenue recognition, impairment of long-lived assets, provision for income taxes and calculation of noncontrolling interests and redeemable noncontrolling interests have the greatest impact on our consolidated financial statements. Therefore, we consider these to be our critical accounting policies.

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
Customer Agreements and Incentives Revenue. Customer agreements and incentives revenue is primarily comprised of revenue from our Customer Agreements and sales of Commercial ITCs and SRECs to third parties.
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
For pass-through financing obligation Funds, the value attributable to the Commercial ITCs is recognized in the period a solar system is granted PTO, at which point we have met our obligation to the investor. The Commercial ITCs are subject to recapture under the Internal Revenue Code (“Code”) if the underlying solar energy system either ceases to be a qualifying property or undergoes a change in ownership within five years of its placed-in-service date. The recapture amount decreases on the anniversary of the PTO date. We have not historically incurred a material recapture of Commercial ITCs, and do not expect to experience a material recapture of Commercial ITCs in the future.
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
Solar Energy Systems and Product Sales. Solar energy systems sales are comprised of revenue from the sale of solar energy systems directly to customers. We recognize revenue from solar energy systems sold to customers when the solar energy system passes inspection by the authority having jurisdiction, which inspection generally occurs after installation but prior to PTO, at which time we have met the performance obligation in the contract.

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
Provision for Income Taxes
We account for income taxes under an asset and liability approach. Deferred income taxes reflect the impact of temporary differences between assets and liabilities recognized for financial reporting purposes and the amounts recognized for income tax reporting purposes, net operating loss carryforwards and other tax credits measured by applying currently enacted tax laws. A valuation allowance is provided when necessary to reduce deferred tax assets to an amount that is more likely than not to be realized. We consider all available evidence, both positive and negative, including historical levels of income, estimates of future taxable income, reversing taxable temporary differences, and ongoing tax planning strategies in assessing the need for a valuation allowance. As of December 31, 2019, we have recorded a valuation allowance of $12.1 million for certain federal tax credits, state tax credits and state deferred tax assets that we believe is more likely than not that the deferred tax assets will not be realized.
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
Results of Operations
The results of operations presented below should be reviewed in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K. Our Annual Report on Form 10-K for the year ended December 31, 2018 includes a discussion and analysis of our financial condition and results of operations for the year ended December 31, 2017 in Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Year Ended December 31,
	2019	2018
	(in thousands, except per share amounts)
Revenue:
Customer agreements and incentives	$387,835	$404,466
Solar energy systems and product sales	470,743	355,515
Total revenue	858,578	759,981
Operating expenses:
Cost of customer agreements and incentives	280,344	240,857
Cost of solar energy systems and product sales	365,485	294,066
Sales and marketing	275,148	207,232
Research and development	23,563	18,844
General and administrative	125,023	116,659
Amortization of intangible assets	4,755	4,204
Total operating expenses	1,074,318	881,862
Loss from operations	(215,740)	(121,881)
Interest expense, net	174,246	131,771
Other expenses (income), net	9,254	(2,788)
Loss before income taxes	(399,240)	(250,864)
Income tax (benefit) expense	(8,218)	9,322
Net loss	(391,022)	(260,186)
Net loss attributable to noncontrolling interests and redeemable noncontrolling interests	(417,357)	(286,843)
Net income attributable to common stockholders	$26,335	$26,657
Net income per share attributable to common stockholders
Basic	$0.23	$0.24
Diluted	$0.21	$0.23
Weighted average shares used to compute net income per share attributable to common stockholders
Basic	116,397	110,089
Diluted	123,876	117,112
Comparison of the Years Ended December 31, 2019 and 2018
Revenue

	Year Ended December 31,		Change
	2019	2018	$	%
	(in thousands)
Customer agreements	$345,486	$272,672	$72,814	27%
Incentives	42,349	131,794	(89,445)	(68)%
Customer agreements and incentives	387,835	404,466	(16,631)	(4)%
Solar energy systems	283,429	186,512	96,917	52%
Products	187,314	169,003	18,311	11%
Solar energy systems and product sales	470,743	355,515	115,228	32%
Total revenue	$858,578	$759,981	$98,597	13%
Customer Agreements and Incentives. The $72.8 million increase in revenue from Customer Agreements was due to both an increase in solar energy systems under Customer Agreements being placed in service in 2019 and a full year of revenue recognized in 2019 for systems placed in service in 2018 versus only a partial amount of such revenue related to the period in which the assets were in service in 2018. The $89.4 million decrease in revenue from incentives was primarily due to the sale of Commercial ITCs under a financing obligation fund opened in 2018, with PTO activity in that fund primarily concluding in the second quarter of 2019. There was no such comparable fund opened in 2019.
Solar Energy Systems and Product Sales. Revenue from solar energy systems sales increased by $96.9 million compared to the prior year due to increased demand through retail partners. Product sales increased by $18.3 million compared to the prior year primarily due to an increase in the volume of wholesale products sold.
Operating Expenses

	Year Ended December 31,		Change
	2019	2018	$	%
	(in thousands)
Cost of customer agreements and incentives	$280,344	$240,857	$39,487	16%
Cost of solar energy systems and product sales	365,485	294,066	71,419	24%
Sales and marketing	275,148	207,232	67,916	33%
Research and development	23,563	18,844	4,719	25%
General and administrative expense	125,023	116,659	8,364	7%
Amortization of intangible assets	4,755	4,204	551	13%
Total operating expenses	$1,074,318	$881,862	$192,456	22%
Cost of Customer Agreements and Incentives. The $39.5 million increase in Cost of customer agreements and incentives was due to the increase in solar energy systems placed in service in 2019, plus a full year of costs recognized in 2019 for systems placed in service in 2018 versus only a partial amount of such expenses related to the period in which the assets were in service in 2018.
The Cost of customer agreements and incentives increased to 72% of customer agreements and incentives revenue during 2019, from 60% during 2018 due to the $89.4 million decrease in revenue from incentives, as discussed above. The cost of sales related to incentives was minimal.
Cost of Solar Energy Systems and Product Sales. The $71.4 million increase in Cost of solar energy systems and product sales was due to the corresponding net increase in solar energy systems and product sales discussed above.
Sales and Marketing Expense. The $67.9 million increase in Sales and marketing expense was primarily attributable to an increase in headcount driving higher employee compensation, as well as an increase in costs to acquire customers through our retail channels and sales lead generating partners. Included in sales and marketing expense is $11.8 million and $8.6 million of amortization of costs to obtain Customer Agreements for 2019 and 2018, respectively.
Research and Development Expense. The $4.7 million increase in Research and development was primarily attributable to hiring of personnel to support the recent and future growth of our business.
General and Administrative Expense. The $8.4 million increase in General and administrative expenses is primarily attributable to increased employee compensation, as well as a temporary duplication of rent expense of $2.1 million during the transition of corporate office spaces in San Francisco and Denver in 2019.

Non-Operating Expenses

	Year Ended December 31,		Change
	2019	2018	$	%
	(in thousands)
Interest expense, net	$174,246	$131,771	$42,475	32%
Other expenses (income), net	9,254	(2,788)	12,042	(432)%
Total interest and other expenses, net	$183,500	$128,983	$54,517	42%
Interest expense, net. The increase in Interest expense, net of $42.5 million was related to additional non-recourse and pass-through financing obligation debt entered into in 2019. Included in net interest expense is $28.6 million and $22.9 million of non-cash interest imputed under prepaid Customer Agreements for 2019 and 2018, respectively.
Other expenses (income), net. The increase in Other expenses (income), net of $12.0 million relates primarily to losses on extinguishment of debt related to an early repayment of a pass-through financing obligation and certain non-recourse debt in 2019.
Income Tax (Benefit) Expense

	Year Ended December 31,		Change
	2019	2018	$	%
	(in thousands)
Income tax (benefit) expense	$(8,218)	$9,322	$(17,540)	(188)%
The decrease in Income tax (benefit) expense of $17.5 million was related to a decrease in state income taxes, an increase in benefits from share based compensation, and less of an increase in valuation allowance compared to the prior year.
Given our net operating loss carryforwards as of December 31, 2019, we do not expect to pay income tax, including in connection with our 2019 income tax provision, until our net operating losses are fully utilized. As of December 31, 2019, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $718.1 million and $1.3 billion, respectively, which will begin to expire in 2028 for federal purposes and in 2024 for state purposes. In addition, federal and certain state net operating loss carryforwards generated in tax years beginning after December 31, 2017 total $535.1 million and $102.4 million, respectively, and have indefinite carryover periods and do not expire.
Net Loss Attributable to Noncontrolling Interests and Redeemable Noncontrolling Interests

	Year Ended December 31,		Change
	2019	2018	$	%
	(in thousands)
Net loss attributable to noncontrolling interests and redeemable noncontrolling interests	$(417,357)	$(286,843)	$(130,514)	46%
The increase in Net loss attributable to noncontrolling interests and redeemable noncontrolling interests was primarily a result of entering into more new partnership funds in 2019 compared with 2018. Generally, new partnership funds generate larger losses attributable to noncontrolling interests and redeemable noncontrolling interests under the HLBV method in the first years after formation. In 2019, all new funds used the HLBV method.

Liquidity and Capital Resources
As of December 31, 2019, we had cash of $269.6 million, which consisted of cash held in checking and savings accounts with financial institutions. We finance our operations mainly through a variety of financing fund arrangements that we have formed with fund investors, borrowings, cash generated from our sources of revenue and proceeds from secured credit facilities arrangements with a syndicate of banks for up to $265.3 million and from secured, long-term non-recourse loan arrangements for up to $199.0 million. Our principal uses of cash are funding our business, including the costs of acquisition and installation of solar energy systems, satisfaction of our obligations under our debt instruments and other working capital requirements. As of December 31, 2019, we had outstanding borrowings of $239.5 million on our $250.0 million corporate bank line of credit maturing in April 2022. Our business model requires substantial outside financing arrangements to grow the business and facilitate the deployment of additional solar energy systems. The solar energy systems that are operational are expected to generate a positive return rate over the term of the Customer Agreement, typically 20 or 25 years. However, in order to grow, we will continue to be dependent on financing from outside parties. If financing is not available to us on acceptable terms if and when needed, we may be required to reduce planned spending, which could have a material adverse effect on our operations. While there can be no assurances, we anticipate raising additional required capital from new and existing investors. We believe our cash, investment fund commitments and available borrowings as further described below will be sufficient to meet our anticipated cash needs for at least the next 12 months. The following table summarizes our cash flows for the periods indicated:

	Year Ended December 31,
	2019	2018
	(in thousands)
Consolidated cash flow data:
Net cash used in operating activities	$(204,487)	$(62,461)
Net cash used in investing activities	(843,255)	(811,316)
Net cash provided by financing activities	1,106,572	936,386
Net increase in cash	$58,830	$62,609
Operating Activities
During 2019, we used $204.5 million in net cash in operating activities. The driver of our operating cash inflow consists of payments received from customers as well as incentives. The driver of our operating cash outflows primarily relate to the costs of our revenue, as well as sales, marketing and general and administrative costs. During 2019, our operating cash outflows were $174.7 million from our net loss excluding non-cash and non-operating items. Changes in working capital resulted in a net cash outflow of $29.7 million.
During 2018, we used $62.5 million in net cash in operating activities. The driver of our operating cash inflow consists of payments received from customers as well as incentives. The driver of our operating cash outflows primarily relate to the costs of our revenue, as well as sales, marketing and general and administrative costs. During 2018, our operating cash outflows were $47.3 million from our net loss excluding non-cash and non-operating items. Changes in working capital resulted in a net cash outflow of $15.2 million.
Investing Activities
During 2019, we used $843.3 million in cash in investing activities. The majority was used to design, acquire and install solar energy systems and components under our long-term Customer Agreements.
During 2018, we used $811.3 million in cash in investing activities. Of this amount, we used $806.4 million to design, acquire and install solar energy systems and components under our long-term Customer Agreements, and $4.9 million for capitalized software projects and the acquisition of office equipment.

Financing Activities
During 2019, we generated $1.1 billion from financing activities. This was primarily driven by $632.2 million in net proceeds from fund investors, $474.8 million in net proceeds from debt, offset by $13.9 million in repayments under finance lease obligations.
During 2018, we generated $936.4 million from financing activities. This was primarily driven by $483.8 million in net proceeds from fund investors, $438.1 million in proceeds from debt, net of debt issuance costs and repayments, offset by $9.0 million in repayments under finance lease obligations.
Debt, Equity, and Financing Fund Commitments
Debt Instruments
For a discussion of the terms and conditions of debt instruments and changes thereof in the period, refer to Note 11, Project Equity Financing and Note 12, Indebtedness, to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
Equity Instruments
Warrant. In August 2017, we entered into an agreement with an affiliate ("Contractor") of Comcast Corporation ("Comcast") whereby Contractor will receive lead or sales fees for new customers it brings to us over a 40-month term. We also issued Comcast a warrant to purchase up to 11,793,355 shares of our common stock, at an exercise price of $0.01 per warrant share. The warrant would initially vest 50.05% when both (i) Contractor had earned a lead or sales fee with respect to 30,000 of installed solar energy systems, and (ii) Contractor or its affiliates had spent at least $10.0 million in marketing and sales in connection with the agreement. Thereafter, the warrant would vest in five additional increments for each additional 6,000 installed solar energy systems. On November 7, 2018 the warrant vesting schedule was modified so that it would initially vest either (i) as to 10.0% if Contractor had earned a lead or sales fee with respect to 6,000 of installed solar energy systems by September 30, 2019 or (ii) as to 13.3% if Contractor had earned a lead or sales fee with respect to 8,000 of installed solar energy systems by December 31, 2019, provided that, in either case, Contractor or its affiliates had spent at least $25.0 million in marketing and sales in connection with the agreement.  Thereafter, the warrant would vest in additional 8.3% increments for each additional 5,000 installed solar energy systems.  The initial vesting conditions were not met by December 31, 2019, and as a result, the warrant expired unvested.
Investment Fund Commitments
As of December 31, 2019, we had undrawn committed capital of approximately $581.3 million which may only be used to purchase and install solar energy systems. We intend to establish new investment funds in the future, and we may also use debt, equity or other financing strategies to finance our business.
For a discussion of our project equity financing, refer to Note 11, Project Equity Financing, to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Contractual Obligations and Other Commitments
The following table summarizes our contractual obligations as of December 31, 2019:

	Payments Due by Period
	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years	Total
	(in thousands)
Contractual Obligations:
Debt obligations (including future interest)	$164,274	$646,203	$931,591	$1,361,203	$3,103,271
Purchase commitments	52,370	26,100	—	—	78,470
Distributions payable to noncontrolling interests and redeemable noncontrolling interests (1)	16,062	—	—	—	16,062
Financing lease obligations (including accrued interest)	10,741	12,316	1,160	4	24,221
Operating lease obligations, net of sublease income	11,247	20,168	13,042	7,999	52,456
Total contractual obligations	$254,694	$704,787	$945,793	$1,369,206	$3,274,480

(1)	The foregoing table does not include the amounts we could be required to expend under our redemption obligations discussed above.
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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to certain market risks in the ordinary course of our business. Our primary exposure includes changes in interest rates because certain borrowings bear interest at floating rates based on LIBOR plus a specified margin. We sometimes manage our interest rate exposure on floating-rate debt by entering into derivative instruments to hedge all or a portion of our interest rate exposure in certain debt facilities. We do not enter into any derivative instruments for trading or speculative purposes. Changes in economic conditions could result in higher interest rates, thereby increasing our interest expense and operating expenses and reducing funds available for capital investments, operations and other purposes. A hypothetical 10% increase in our interest rates on our variable rate debt facilities would have increased our interest expense by $3.9 million and $2.9 million for the year ended December 31, 2019 and 2018, respectively.

Item 8. Financial Statements and Supplementary Data.

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Sunrun Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Sunrun Inc. (the Company) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive (loss) income, redeemable noncontrolling interests and stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 27, 2020 expressed an unqualified opinion thereon.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Noncontrolling interests and redeemable noncontrolling interests

Description of matter
At December 31, 2019, noncontrolling interests were $366.7 million and redeemable noncontrolling interests were $306.6 million. As explained in Note 1 to the consolidated financial statements, noncontrolling interests and redeemable noncontrolling interests represent investors’ interests in the net assets of the tax-equity Funds that the Company has created to finance the cost of its solar energy systems subject to the Company’s Customer Agreements. The Company has determined that the contractual provisions in the funding arrangements represent substantive profit sharing arrangements. The Company has further determined that the appropriate methodology for attributing income and loss to the noncontrolling interests and redeemable noncontrolling interests each period is a balance sheet approach referred to as the hypothetical liquidation at book value (“HLBV”) method.

Auditing the noncontrolling interests and redeemable noncontrolling interests is complex due to the volume of tax equity funds and the allocation of the net income or loss to the equity holders. Each HLBV calculation is based upon the liquidation provisions of each fund’s contractual agreement used to calculate the amount of income or loss to be attributed to the noncontrolling member.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of internal controls that address the risks of material misstatement relating to the noncontrolling interests and redeemable noncontrolling interests. This included evaluating controls over establishing each HLBV model and management’s review of each significant input into the HLBV models for compliance with the contractual provisions of funding arrangements, the completeness and accuracy of underlying data, the calculation of tax capital accounts, and the mathematical accuracy of the HLBV models.

To test the noncontrolling interests and redeemable noncontrolling interests, our audit procedures included, among others, examining the HLBV models for compliance with contractual provisions in the funding arrangements. We tested the completeness and accuracy of the underlying data used in each HLBV model. We involved tax professionals to assist in evaluating the calculation of the tax capital accounts in accordance with the tax code, as well as compliance with contractual provisions in the funding arrangements. We also tested the mathematical accuracy of management’s HLBV models.

Realizability of Deferred Tax Assets

Description of matter
As described in Note 19 to the consolidated financial statements, at December 31, 2019, the total and gross deferred tax assets were $450.3 million and $438.2 million, respectively. Valuation allowances are provided against deferred tax assets to the extent that it is more likely than not that the deferred tax assets will not be realized. The Company considers all available positive and negative evidence including its history of operating income or losses, future reversals of existing taxable temporary differences, taxable income in carryback years and tax-planning strategies.

Auditing management’s assessment of recoverability of deferred tax assets involved complex auditor judgment in determining whether the reversal of temporary differences and the execution of a prudent and feasible tax planning strategy are sufficient to support the realization of the existing deferred tax assets before expiration.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of internal controls that address the risks of material misstatement relating to the realizability of deferred tax assets. This included controls over management’s scheduling of the future reversal of existing taxable temporary differences and evaluation of a prudent and feasible tax planning strategy.

Among other audit procedures performed, we tested the Company’s scheduling of the reversal of existing temporary taxable differences. We tested the completeness and accuracy of the underlying data and appropriateness of significant inputs and assumptions including the estimated reversal periods for taxable temporary differences. We also evaluated the prudence and feasibility of the Company’s tax planning strategy, including involvement of our tax professionals.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2010.

San Francisco, California
February 27, 2020

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Sunrun Inc.
Opinion on Internal Control over Financial Reporting
We have audited Sunrun Inc.’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Sunrun Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2019 consolidated financial statements of the Company and our report dated February 27, 2020 expressed an unqualified opinion on those consolidated financial statements.
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

San Francisco, California
February 27, 2020

Sunrun Inc.
Consolidated Balance Sheets
(In Thousands, Except Share Par Values)

	As of December 31,
	2019	2018
Assets
Current assets:
Cash	$269,577	$226,625
Restricted cash	93,504	77,626
Accounts receivable (net of allowances for doubtful accounts of $3,151 and $2,228 as of December 31, 2019 and 2018, respectively)	77,728	66,435
State tax credits receivable	6,466	2,697
Inventories	260,571	79,467
Prepaid expenses and other current assets	25,984	8,563
Total current assets	733,830	461,413
Restricted cash	148	148
Solar energy systems, net	4,492,615	3,820,017
Property and equipment, net	56,708	34,893
Intangible assets, net	19,543	10,088
Goodwill	95,094	87,543
Other assets	408,403	335,685
Total assets (1)	$5,806,341	$4,749,787
Liabilities and total equity
Current liabilities:
Accounts payable	$223,356	$131,278
Distributions payable to noncontrolling interests and redeemable noncontrolling interests	16,062	15,847
Accrued expenses and other liabilities	148,497	98,636
Deferred revenue, current portion	77,643	47,407
Deferred grants, current portion	8,093	7,885
Finance lease obligations, current portion	10,064	9,193
Non-recourse debt, current portion	35,348	35,484
Pass-through financing obligation, current portion	11,031	26,461
Total current liabilities	530,094	372,191
Deferred revenue, net of current portion	651,856	544,218
Deferred grants, net of current portion	218,568	221,739
Finance lease obligations, net of current portion	12,895	9,992
Recourse debt	239,485	247,000
Non-recourse debt, net of current portion	1,980,107	1,466,438
Pass-through financing obligation, net of current portion	327,974	337,282
Other liabilities	141,401	48,210
Deferred tax liabilities	65,964	93,633
Total liabilities (1)	4,168,344	3,340,703
Commitments and contingencies (Note 20)
Redeemable noncontrolling interests	306,565	126,302
Stockholders’ equity:
Preferred stock, $0.0001 par value—authorized, 200,000 shares as of December 31, 2019 and 2018; no shares issued and outstanding as of December 31, 2019 and 2018	—	—
Common stock, $0.0001 par value—authorized, 2,000,000 shares as of December 31, 2019 and 2018; issued and outstanding, 118,451 and 113,149 shares as of December 31, 2019 and 2018, respectively	12	11
Additional paid-in capital	766,006	722,429
Accumulated other comprehensive loss	(52,753)	(3,124)
Retained earnings	251,466	229,391
Total stockholders’ equity	964,731	948,707
Noncontrolling interests	366,701	334,075
Total equity	1,331,432	1,282,782
Total liabilities, redeemable noncontrolling interests and total equity	$5,806,341	$4,749,787

(1)
The Company’s consolidated assets as of December 31, 2019 and 2018 include $3,521,202 and $2,905,295, respectively, in assets of variable interest entities, or “VIEs”, that can only be used to settle obligations of the VIEs. Solar energy systems, net, as of December 31, 2019 and 2018 were $3,259,712 and $2,712,377, respectively; cash as of December 31, 2019 and 2018 were $133,362 and $105,494, respectively; restricted cash as of December 31, 2019 and 2018 were $2,746 and $2,071, respectively; accounts receivable, net as of December 31, 2019 and 2018 were $21,956 and $18,539, respectively; inventories as of December 31, 2019 and December 31, 2018 of $15,721 and $0; prepaid expenses and other current assets as of December 31, 2019 and 2018 were $554 and $387, respectively and other assets as of December 31, 2019 and 2018 were $87,151 and $66,427, respectively. The Company’s consolidated liabilities as of December 31, 2019 and 2018 include $774,564 and $660,758, respectively, in liabilities of VIEs whose creditors have no recourse to the Company. These liabilities include accounts payable as of December 31, 2019 and 2018 of $11,531 and $12,136, respectively; distributions payable to noncontrolling interests and redeemable noncontrolling interests as of December 31, 2019 and 2018 of $16,012 and $15,797, respectively; accrued expenses and other liabilities as of December 31, 2019 and 2018 of $10,740 and $7,122, respectively; deferred revenue as of December 31, 2019 and 2018 of $482,138 and $396,920, respectively; deferred grants as of December 31, 2019 and 2018 of $28,034 and $29,229, respectively; non-recourse debt as of December 31, 2019 and 2018 of $206,476 and $190,711, respectively; and other liabilities as of December 31, 2019 and December 31, 2018 of $19,633 and $8,843, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

Sunrun Inc.
Consolidated Statements of Operations
(In Thousands, Except Per Share Amounts)

	Year Ended December 31,
	2019	2018	2017
Revenue:
Customer agreements and incentives	$387,835	$404,466	$234,276
Solar energy systems and product sales	470,743	355,515	298,266
Total revenue	858,578	759,981	532,542
Operating expenses:
Cost of customer agreements and incentives	280,344	240,857	186,435
Cost of solar energy systems and product sales	365,485	294,066	254,131
Sales and marketing	275,148	207,232	146,426
Research and development	23,563	18,844	15,079
General and administrative	125,023	116,659	107,400
Amortization of intangible assets	4,755	4,204	4,204
Total operating expenses	1,074,318	881,862	713,675
Loss from operations	(215,740)	(121,881)	(181,133)
Interest expense, net	174,246	131,771	92,255
Other expenses (income), net	9,254	(2,788)	1,874
Loss before income taxes	(399,240)	(250,864)	(275,262)
Income tax (benefit) expense	(8,218)	9,322	12,353
Net loss	(391,022)	(260,186)	(287,615)
Net loss attributable to noncontrolling interests and redeemable noncontrolling interests	(417,357)	(286,843)	(413,104)
Net income attributable to common stockholders	$26,335	$26,657	$125,489
Net income per share attributable to common stockholders
Basic	$0.23	$0.24	$1.19
Diluted	$0.21	$0.23	$1.16
Weighted average shares used to compute net income per share attributable to common stockholders
Basic	116,397	110,089	105,432
Diluted	123,876	117,112	108,206
The accompanying notes are an integral part of these consolidated financial statements.

Sunrun Inc.
Consolidated Statements of Comprehensive (Loss) Income
(In Thousands)

	Year Ended December 31,
	2019	2018	2017
Net income attributable to common stockholders	$26,335	$26,657	$125,489
Unrealized (loss) gain on derivatives, net of income taxes	(48,295)	6,187	(5,694)
Interest (expense) income on derivatives recognized into earnings, net of income taxes	(594)	(5,198)	1,144
Other comprehensive (loss) income	(48,889)	989	(4,550)
Comprehensive (loss) income	$(22,554)	$27,646	$120,939
The accompanying notes are an integral part of these consolidated financial statements.

Sunrun Inc.
Consolidated Statements of Redeemable Noncontrolling Interests and Stockholders' Equity
(In Thousands)

	Redeemable Noncontrolling Interests	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Stockholders' Equity	Noncontrolling Interests	Total Equity
		Shares	Amount	Shares	Amount
Balance - December 31, 2016	$140,996	—	$—	104,321	$10	$668,076	$437	$74,248	$742,771	$252,957	$995,728
Cumulative effect of adoption of new ASU's (No. 2016-09 and No. 2016-16)	—	—	—	—	—	—	—	2,996	2,996	—	2,996
Exercise of stock options	—	—	—	686	—	1,984	—	—	1,984	$—	1,984
Issuance of restricted stock units, net of tax withholdings	—	—	—	1,115	—	(3,569)	—	—	(3,569)	—	(3,569)
Shares issued in connection with the Employee Stock Purchase Plan	—	—	—	628	1	2,619	—	—	2,620	—	2,620
Stock-based compensation	—	—	—	—	—	22,088	—	—	22,088	—	22,088
Acquisition of noncontrolling interests	(37,919)	—	—	—	—	(8,248)	—	—	(8,248)	(405)	(8,653)
Contributions from redeemable noncontrolling interests and noncontrolling interests	128,052	—	—	—	—	—	—	—	—	469,617	469,617
Distributions to redeemable noncontrolling interests and noncontrolling interests	(14,769)	—	—	—	—	—	—	—	—	(42,690)	(42,690)
Issuance of shares due to business acquisition in 2015	—	—	—	600	—	—	—	—	—	—	—
Net (loss) income	(92,559)	—	—	—	—	—	—	125,490	125,490	(320,545)	(195,055)
Other comprehensive loss, net of taxes	—	—	—	—	—	—	(4,550)	—	(4,550)	—	(4,550)
Balance - December 31, 2017	123,801	—	—	107,350	11	682,950	(4,113)	202,734	881,582	358,934	1,240,516
Cumulative effect of adoption of new ASU (No. 2017-12)	—	—	—	—	—	—	1,992	—	1,992	—	1,992
Exercise of stock options	—	—	—	3,271	—	17,178	—	—	17,178	—	17,178
Issuance of restricted stock units, net of tax withholdings	—	—	—	1,614	—	(10,102)	—	—	(10,102)	—	(10,102)
Shares issued in connection with the Employee Stock Purchase Plan	—	—	—	914	—	4,546	—	—	4,546	—	4,546
Stock-based compensation	—	—	—	—	—	27,857	—	—	27,857	—	27,857
Contributions from redeemable noncontrolling interests and noncontrolling interests	111,125	—	—	—	—	—	—	—	—	234,022	234,022
Distributions to redeemable noncontrolling interests and noncontrolling interests	(11,057)	—	—	—	—	—	—	—	—	(69,605)	(69,605)
Net (loss) income	(97,567)	—	—	—	—	—	—	26,657	26,657	(189,276)	(162,619)
Other comprehensive loss, net of taxes	—	—	—	—	—	—	(1,003)	—	(1,003)	—	(1,003)
Balance - December 31, 2018	126,302	—	—	113,149	11	722,429	(3,124)	229,391	948,707	334,075	1,282,782
Cumulative effect of adoption of new ASU (No. 2018-02)	—	—	—	—	—	—	(740)	740	—	—	—
Exercise of stock options	—	—	—	3,624	—	19,840	—	—	19,840	—	19,840
Issuance of restricted stock units, net of tax withholdings	—	—	—	1,105	1	(10,585)	—	—	(10,584)	—	(10,584)
Shares issued in connection with the Employee Stock Purchase Plan	—	—	—	942	—	6,939	—	—	6,939	—	6,939
Stock-based compensation	—	—	—	—	—	26,306	—	—	26,306	—	26,306
Contributions from redeemable noncontrolling interests and noncontrolling interests	429,786	—	—	—	—	—	—	—	—	282,127	282,127
Distributions to redeemable noncontrolling interests and noncontrolling interests	(15,137)	—	—	—	—	—	—	—	—	(61,732)	(61,732)
Net (loss) income	(234,386)	—	—	—	—	—	—	26,335	26,335	(182,971)	(156,636)
Acquisition of noncontrolling interest	—	—	—	—	—	1,077	—	—	1,077	(4,798)	(3,721)
Repurchase of common stock	—	—	—	(369)	—	—	—	(5,000)	(5,000)	—	(5,000)
Other comprehensive loss, net of taxes	—	—	—	—	—	—	(48,889)	—	(48,889)	—	(48,889)
Balance - December 31, 2019	$306,565	—	$—	118,451	$12	$766,006	$(52,753)	$251,466	$964,731	$366,701	$1,331,432
The accompanying notes are an integral part of these consolidated financial statements

Sunrun Inc.
Consolidated Statements of Cash Flows
(In Thousands)

	Year Ended December 31,
	2019	2018	2017
Operating activities:
Net loss	$(391,022)	$(260,186)	$(287,615)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization, net of amortization of deferred grants	187,163	156,007	128,687
Deferred income taxes	(8,218)	9,322	12,353
Stock-based compensation expense	26,306	27,856	22,042
Interest on pass-through financing obligations	24,326	19,205	12,629
Reduction in pass-through financing obligations	(39,083)	(25,005)	(18,295)
Other noncash items	25,780	25,484	24,471
Changes in operating assets and liabilities:
Accounts receivable	(14,864)	(5,707)	(9,409)
Inventories	(181,104)	14,960	(27,101)
Prepaid and other assets	(81,630)	(75,924)	(51,633)
Accounts payable	67,356	8,848	47,837
Accrued expenses and other liabilities	42,081	15,286	9,219
Deferred revenue	138,422	27,393	40,712
Net cash used in operating activities	(204,487)	(62,461)	(96,103)
Investing activities:
Payments for the costs of solar energy systems	(815,188)	(806,365)	(769,363)
Purchases of property and equipment	(25,345)	(4,951)	(7,956)
Business acquisition	(2,722)	—	—
Net cash used in investing activities	(843,255)	(811,316)	(777,319)
Financing activities:
Proceeds from state tax credits, net of recapture	2,253	10,887	13,773
Proceeds from issuance of recourse debt	185,450	17,000	170,400
Repayment of recourse debt	(192,965)	(17,000)	(167,400)
Proceeds from issuance of non-recourse debt	1,181,549	980,544	748,806
Repayment of non-recourse debt	(670,508)	(517,594)	(362,763)
Payment of debt fees	(28,687)	(24,849)	(14,392)
Proceeds from pass-through financing and other obligations	9,140	217,082	6,221
Extinguishment of pass-through financing and other obligations	(7,597)	—	—
Payment of finance lease obligations	(13,919)	(9,025)	(9,836)
Contributions received from noncontrolling interests and redeemable noncontrolling interests	711,914	345,147	594,921
Distributions paid to noncontrolling interests and redeemable noncontrolling interests	(76,654)	(78,398)	(54,530)
Acquisition of noncontrolling interests	(4,600)	—	(35,386)
Net proceeds related to stock-based award activities	16,196	12,592	1,035
Repurchase of common stock	(5,000)	—	—
Net cash provided by financing activities	1,106,572	936,386	890,849
Net change in cash and restricted cash	58,830	62,609	17,427
Cash and restricted cash, beginning of period	304,399	241,790	224,363
Cash and restricted cash, end of period	$363,229	$304,399	$241,790
Supplemental disclosures of cash flow information
Cash paid for interest	$99,472	$76,313	$42,194
Cash paid for taxes	$—	$—	$—
Supplemental disclosures of noncash investing and financing activities
Purchases of solar energy systems and property and equipment included in accounts payable and accrued expenses	$51,719	$27,169	$19,625
Purchases of solar energy systems included in non-recourse debt	$—	$—	$12,873
Right-of-use assets obtained in exchange for finance lease liabilities	$17,914	$14,302	$650
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
Use of Estimates
The preparation of the consolidated financial statements requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The Company regularly makes estimates and assumptions, including, but not limited to, revenue recognition constraints that result in variable consideration, the discount rate used to adjust the promised amount of consideration for the effects of a significant financing component, the estimates that affect the collectability of accounts receivable, the valuation of inventories, the useful lives of solar energy systems, the useful lives of property and equipment, the valuation and useful lives of intangible assets, the effective interest rate used to amortize pass-through financing obligations, the discount rate uses for operating and financing leases, the fair value of contingent consideration, the valuation of stock-based compensation, the determination of valuation allowances associated with deferred tax assets, the fair value of debt instruments disclosed and the redemption value of redeemable noncontrolling interests. The Company bases its estimates on historical experience and on various other assumptions believed to be reasonable. Actual results may differ from such estimates.

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
Revenue from external customers (including, but not limited to homeowners) for each group of similar products and services is as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
Customer agreements	$345,486	$272,672	$210,753
Incentives	42,349	131,794	23,523
Customer agreements and incentives	387,835	404,466	234,276

Solar energy systems	283,429	186,512	113,953
Products	187,314	169,003	184,313
Solar energy systems and product sales	470,743	355,515	298,266
Total revenue	$858,578	$759,981	$532,542

Revenue from Customer Agreements includes payments by customers for the use of the system as well as utility and other rebates assigned by the customer to the Company in the Customer Agreement. Revenue from incentives includes revenue from the sale of commercial investment tax credits ("Commercial ITCs") and renewable energy credits (“SRECs”).
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
The following table provides a reconciliation of cash, and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statement of cash flows. Cash and restricted cash consists of the following (in thousands):

	December 31,
	2019	2018	2017
Cash	$269,577	$226,625	$202,525
Restricted cash, current and long-term	93,652	77,774	39,265
Total	$363,229	$304,399	$241,790

Accounts Receivable
Accounts receivable consist of amounts due from customers as well as state and utility rebates due from government agencies and utility companies. Under Customer Agreements, the customers typically assign incentive rebates to the Company.
Accounts receivable are recorded at net realizable value. The Company maintains allowances for the applicable portion of receivables when collection becomes doubtful. The Company estimates anticipated losses from doubtful accounts based upon the expected collectability of all accounts receivables, which takes into account the number of days past due, collection history, identification of specific customer exposure, and current economic

Sunrun Inc.
Notes to Consolidated Financial Statements — Continued

trends. Once a receivable is deemed to be uncollectible, it is written off. In 2019, 2018 and 2017, the Company recorded provisions for bad debt expense of $3.4 million, $3.4 million and $2.1 million, respectively, and wrote-off uncollectible receivables of $2.0 million, $2.8 million and $1.6 million, respectively.
Accounts receivable, net consists of the following (in thousands):

	December 31,
	2019	2018
Customer receivables	$79,899	$64,180
Other receivables	23	1,466
Rebates receivable	957	3,017
Allowance for doubtful accounts	(3,151)	(2,228)
Total	$77,728	$66,435

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

Capitalization of Software Costs
For costs incurred in the development of internal use software, the Company capitalizes costs incurred during the application development stage. Costs related to preliminary project activities and post implementation activities are expensed as incurred. Internal use software is amortized on a straight-line basis over its estimated useful life. Additional costs of $2.6 million, $2.5 million and $6.1 million were capitalized in 2019, 2018 and 2017, respectively.
Intangible Assets, net
Finite-lived intangible assets are initially recorded at fair value and are subsequently presented net of accumulated amortization. Intangible assets are amortized on a straight-line basis over their estimated useful lives as follows:

Customer relationships	5-10 years
Developed technology	5 years
Trade names	5-8 years

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
Circumstances that could indicate impairment and require the Company to perform a quantitative impairment test include a significant decline in the Company’s financial results, a significant decline in the Company’s enterprise value relative to its net book value, an unanticipated change in competition or the Company’s market share and a

Sunrun Inc.
Notes to Consolidated Financial Statements — Continued

significant change in the Company’s strategic plans. As of October 1, 2019, the Company concluded that the fair value of the Company exceeded its carrying value.
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

The opening balance of deferred revenue was $564.9 million as of December 31, 2017. Deferred revenue consists of the following (in thousands):

	December 31,
	2019	2018
Under Customer Agreements:
Payments received	$558,630	$538,926
Financing component balance	44,874	37,801
	603,504	576,727

Under SREC contracts:
Payments received	122,680	12,977
Financing component balance	3,315	1,921
	125,995	14,898

Total	$729,499	$591,625

In the years ended December 31, 2019, 2018 and 2017, the Company recognized revenue of $69.4 million, $52.9 million and $47.7 million, respectively, from amounts included in deferred revenue at the beginning of the respective periods. Revenue allocated to remaining performance obligations represents contracted revenue that has not yet been recognized and includes deferred revenue as well as amounts that will be invoiced and recognized as revenue in future periods. Contracted but not yet recognized revenue was approximately $6.5 billion as of December 31, 2019, of which the Company expects to recognize approximately 6% over the next 12 months. The annual recognition is not expected to vary significantly over the next 10 years as the vast majority of existing Customer Agreements have at least 10 years remaining, given that the average age of the Company's fleet of residential solar energy systems under Customer Agreements is less than three years due to the Company being formed in 2007 and having experienced significant growth in the last few years. The annual recognition on these existing contracts will gradually decline over the midpoint of the Customer Agreements over the following 10 years as the typical 20- or 25-year initial term expires on individual Customer Agreements. In March 2019, deferred revenue increased by $95.5 million arising from the Company's sale of the right to SRECs to be generated over the next 10 to 15 years by a group of solar energy systems. In connection with the sale, the Company repaid debt previously drawn against the rights to these SRECs.
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
The Company’s financial instruments include cash, receivables, accounts payable, accrued expenses, distributions payable to noncontrolling interests, derivatives, contingent consideration, and recourse and non-recourse debt.
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

SREC revenue arises from the sale of environmental credits generated by solar energy systems and is generally recognized upon delivery of the SRECs to the counterparty. For pass-through financing obligation Funds, the value attributable to the monetization of Commercial ITCs are recognized in the period a solar system is granted PTO - see Note 14, Pass-through Financing Obligations.

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

Sunrun Inc.
Notes to Consolidated Financial Statements — Continued

Under the HLBV method, the amounts of income and loss attributed to the noncontrolling interests and redeemable noncontrolling interests in the consolidated statements of operations reflect changes in the amounts the investors would hypothetically receive at each balance sheet date under the liquidation provisions of the contractual agreements of these arrangements, which are based on the investors' tax capital accounts, assuming the net assets of these funding structures were liquidated at recorded amounts. The Company’s initial calculation of the investor’s noncontrolling interest in the results of operations of these funding arrangements is determined as the difference in the noncontrolling interests’ claim under the HLBV method at the start and end of each reporting period, after taking into account any capital transactions, such as contributions or distributions, between the Fund and the investors.
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

Sunrun Inc.
Notes to Consolidated Financial Statements — Continued

Concentrations of Risk
Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash and accounts receivable, which includes rebates receivable. The associated risk of concentration for cash is mitigated by banking with institutions with high credit ratings. At certain times, amounts on deposit exceed Federal Deposit Insurance Corporation insurance limits. The Company does not require collateral or other security to support accounts receivable. To reduce credit risk, management performs periodic credit evaluations and ongoing evaluations of its customers’ financial condition. Rebates receivable are due from various states and local governments as well as various utility companies. The Company considers the collectability risk of such amounts to be low. The Company is not dependent on any single customer. The Company’s customers under Customer Agreements are primarily located in California, Arizona, New Jersey, Hawaii, New York and Massachusetts. The loss of a customer would not adversely impact the Company’s operating results or financial position. The Company depends on a limited number of suppliers of solar panels and other system components. During the years ended December 31, 2019 and 2018, the solar materials purchases from the top five suppliers were approximately $180.1 million and $221.5 million, respectively.
Recently Issued and Adopted Accounting Standards

Accounting standards adopted January 1, 2017:
In October 2016, the FASB issued ASU 2016-16, Intra-Entity Transfers of Assets Other Than Inventory, which requires entities to recognize income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. As a result, a reporting entity will recognize the tax expense from the sale of assets in the seller’s tax jurisdiction when the transfer occurs, even though the pre-tax effects of the transaction are eliminated in the consolidated financial statements. Any deferred tax asset that arises in the buyer’s jurisdiction will also be recognized at the time of the transfer. The Company adopted the standard effective January 1, 2017. As the Company sells solar energy systems to Funds, the Company records the current tax effects of the gain on such sales as well as a deferred tax asset related to the Company’s increased tax basis in the partnership as a result of such sales. As a result of the adoption, the Company reversed net prepaid tax assets of $378.5 million, recognized gross deferred tax assets of $378.2 million and recorded a cumulative-effect adjustment decreasing retained earnings by $0.3 million as of January 1, 2017.
In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation. The new guidance requires all income tax effects of awards to be recognized in the income statement when the awards vest or are settled. It also requires the Company to make an accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures as they occur. The Company adopted the new ASU effective January 1, 2017. The Company elected to continue to estimate the number of awards that are expected to vest. Upon the adoption, deferred tax liabilities decreased by $3.3 million, and the Company recorded a cumulative-effect adjustment increasing retained earnings by $3.3 million as of January 1, 2017.

Accounting standards adopted January 1, 2018:
In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging, Targeted Improvements to Accounting for Hedging Activities, which expands an entity's ability to hedge nonfinancial and financial risk components, eliminates the requirement to separately measure and report hedge ineffectiveness, and aligned the recognition and presentation of the effects of hedging instruments in the financial statements. The Company adopted ASU 2017-12 effective October 1, 2018, with the retrospective adjustment applicable to prior periods of $2.0 million included as a cumulative-effect adjustment recorded to accumulated other comprehensive loss and retained earnings as of January 1, 2018.
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

Sunrun Inc.
Notes to Consolidated Financial Statements — Continued

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
Accounting standards to be adopted:
In June 2016, the FASB issued ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments, which replaces the current incurred loss impairment methodology with a current expected credit losses model. The amendment applies to entities that hold financial assets and net investment in leases that are not accounted for at fair value through net income as well as loans, debt securities, trade receivables, net investments in leases, off-balance sheet credit exposures, reinsurance receivables and any other financial assets not excluded from the scope that have the contractual right to receive cash. This ASU is effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years. Early adoption is permitted. Adoption of this ASU is applied using a modified retrospective approach, with certain aspects requiring a prospective approach. The Company is currently evaluating this guidance and the impact it may have on the Company’s consolidated financial statements.
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

Sunrun Inc.
Notes to Consolidated Financial Statements — Continued

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
In November 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740), which simplifies the accounting for income taxes, primarily by eliminating certain exceptions to the guidance in ASC 740.  This ASU is effective for fiscal periods beginning after December 15, 2020.  The Company is currently evaluating this guidance and the impact it may have on the Company’s consolidated financial statements.

Note 3. Acquisition
Clean Energy Experts, LLC
In 2015, the Company acquired Clean Energy Experts, LLC, a consumer demand and solar lead generation company, for $25.0 million in cash and 1.9 million shares of common stock valued at $19.1 million, net of settlement of a preexisting payable to CEE. An additional $8.8 million in cash and 599,999 shares of common stock were issued in 2017 due to the achievement of certain sales targets as well as continued employment of certain key employees acquired in the transaction, which was recorded as compensation expense. The acquisition was made in order to enhance the Company’s efficient and consistent access to high-quality leads in existing and new markets.
Omni Energy, LLC
In July 2019, the Company acquired a specified customer pipeline and assembled workforce from Omni Energy, LLC (“Omni”), an existing solar integrator with multi-family solar project origination and development capabilities.
     The purchase consideration for the assets acquired was approximately $23.5 million, consisting of $2.7 million in cash upfront and $20.8 million representing the fair value of contingent consideration based upon new solar system installations through 2022. The Company estimated the fair value of the contingent consideration at the acquisition date using a probability-weighted discounted cash flow methodology. The estimated range of outcomes (undiscounted) was from $17.7 million to $28.9 million. The total fair value of the assets acquired of $23.5 million is comprised of an intangible asset related to customer relationships of $14.2 million with estimated useful life of five years, and goodwill of $9.3 million. Customer relationships were valued with level 3 inputs. The fair value of the contingent consideration as of December 31, 2019 was $11.8 million.
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
     Goodwill represents the excess of the purchase price over the fair value of the asset acquired. Goodwill recorded is primarily attributable to the acquired assembled workforce and synergies achieved through the elimination of redundant costs.
     There was no revenue contributed from the acquired business to the Company, as measured from the date of the acquisition through December 31, 2019. The portion of the total expenses and net income associated with the acquired business was not separately identifiable due to the integration with the Company’s operations. Due to the nature of the acquisition, the operations acquired and the related unaudited pro forma information are immaterial.

Note 4. Fair Value Measurement
At December 31, 2019 and 2018, the carrying value of receivables, accounts payable, accrued expenses and distributions payable to noncontrolling interests approximates fair value due to their short-term nature and falls under the Level 2 hierarchy. The carrying values and fair values of debt instruments are as follows (in thousands):

Sunrun Inc.
Notes to Consolidated Financial Statements — Continued

	December 31, 2019		December 31, 2018
	Carrying Value	Fair Value	Carrying Value	Fair Value
Bank line of credit	$239,485	$239,485	$247,000	$247,000
Senior debt	625,519	626,023	828,517	828,309
Subordinated debt	513,938	524,581	273,337	272,937
Securitization debt	875,998	931,320	400,068	394,756
Total	$2,254,940	$2,321,409	$1,748,922	$1,743,002

At December 31, 2019 and 2018, the fair value of the Company’s lines of credit, and certain senior, subordinated, and SREC loans approximate their carrying values because their interest rates are variable rates that approximate rates currently available to the Company. At December 31, 2019 and 2018, the fair value of the Company’s other debt instruments are based on rates currently offered for debt with similar maturities and terms. The Company’s fair value of the debt instruments fell under the Level 2 hierarchy. These valuation approaches involve some level of management estimation and judgment, the degree of which is dependent on the price transparency for the instruments or market.
At December 31, 2019 and 2018, financial instruments measured at fair value on a recurring basis, based upon the fair value hierarchy are as follows (in thousands):

	December 31, 2019
	Level 1	Level 2	Level 3	Total
Derivative assets:
Interest rate swaps	$—	$683	$—	$683
Total	$—	$683	$—	$683

Derivative liabilities:
Interest rate swaps	$—	$64,361	$—	$64,361
Total	$—	$64,361	$—	$64,361

Contingent consideration:
Contingent consideration:	$—	$—	$11,809	$11,809
Total	$—	$—	$11,809	$11,809

	December 31, 2018
	Level 1	Level 2	Level 3	Total
Derivative assets:
Interest rate swaps	$—	$6,958	$—	$6,958
Total	$—	$6,958	$—	$6,958

Derivative liabilities:
Interest rate swaps	$—	$11,910	$—	$11,910
Total	$—	$11,910	$—	$11,910

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
The Company recorded contingent consideration in connection with a business combination, which is dependent on the achievement of specified deployment milestones associated with the number of solar systems installed through 2022. The Company determined the fair value of the contingent consideration using a probability-

Sunrun Inc.
Notes to Consolidated Financial Statements — Continued

weighted expected return methodology that considers the timing and probabilities of achieving these milestones and uses discount rates that reflect the appropriate cost of capital. Contingent consideration was valued with level 3 inputs. The Company reassesses the valuation assumptions each reporting period, with any changes in the fair value accounted for in the consolidated statements of operations.
The following table summarizes the activity of Level 3 contingent consideration balance in the year ended December 31, 2019 (in thousands):

Balance recorded in connection with business acquisition	$20,800
Gains recognized in earnings within sales and marketing expense	(2,271)
Payable for solar systems that have met deployment milestones	(6,720)
Balance at December 31, 2019	$11,809

Note 5. Inventories
Inventories consist of the following (in thousands):

	December 31,
	2019	2018
Raw materials	$239,449	$64,256
Work-in-process	21,122	15,211
Total	$260,571	$79,467

The Internal Revenue Service (“IRS”) provided taxpayers a safe harbor opportunity to retain access to the pre-2020 30% tax credit amount through specific rules released in Notice 2018-59. The Company has sought to avail itself of the safe harbor in order to retain the 30% Commercial ITC that was available in 2019 with respect to approximately 500 MW of projects by incurring certain costs and taking title to equipment in 2019. As of December 31, 2019, there was approximately $132.6 million related to the safe harbor program within raw materials.
Note 6. Solar Energy Systems, net
Solar energy systems, net consists of the following (in thousands):

	December 31,
	2019	2018
Solar energy system equipment costs	$4,510,677	$3,823,853
Inverters	471,471	396,054
Total solar energy systems	4,982,148	4,219,907
Less: accumulated depreciation and amortization	(692,218)	(535,891)
Add: construction-in-progress	202,685	136,001
Total solar energy systems, net	$4,492,615	$3,820,017

All solar energy systems, including construction-in-progress, have been leased to or are subject to signed Customer Agreements with customers. The Company recorded depreciation expense related to solar energy systems of $167.9 million, $139.2 million and $112.8 million for the years ended December 31, 2019, 2018 and 2017, respectively. The depreciation expense was reduced by the amortization of deferred grants of $8.1 million, $7.8 million and $7.6 million for the years ended December 31, 2019, 2018 and 2017, respectively.
Note 7. Property and Equipment, net
Property and equipment, net consists of the following (in thousands):

Sunrun Inc.
Notes to Consolidated Financial Statements — Continued

	December 31,
	2019	2018
Machinery and equipment	$7,907	$6,888
Leasehold improvements, furniture, and computer hardware	34,951	14,755
Vehicles	65,663	55,093
Computer software	35,329	32,768
Total property and equipment	143,850	109,504
Less: Accumulated depreciation and amortization	(87,142)	(74,611)
Total property and equipment, net	$56,708	$34,893

Depreciation and amortization expense was $22.6 million, $20.4 million and $19.5 million for the years ended December 31, 2019, 2018 and 2017, respectively.
Note 8. Goodwill and Intangible Assets, net
The goodwill and intangible assets were acquired as part of the acquisition of Mainstream Energy Corporation, which included AEE Solar and its racking business SnapNrack, Clean Energy Experts, LLC, and Omni Energy, LLC.
The change in the carrying value of goodwill is as follows (in thousands):

Balance—January 1, 2017 and 2018	$87,543
Acquisition of Omni (Note 3)	7,551
Balance—December 31, 2019	$95,094

The Company performs its annual impairment test of goodwill on October 1 of each fiscal year or whenever events or circumstances change or occur that would indicate that goodwill might be impaired. The Company has determined that it has one reporting unit.
There was no impairment of goodwill during the years ended December 31, 2019, 2018 and 2017, respectively.
Intangible assets, net as of December 31, 2019 consist of the following (in thousands, except weighted average remaining life):

	Cost	Accumulated amortization	Carrying value	Weighted average remaining life (in years)
Customer relationships	$28,870	$(10,837)	$18,033	4.3
Developed technology	6,820	(6,525)	295	0.3
Trade names	6,990	(5,775)	1,215	3.3
Total	$42,680	$(23,137)	$19,543
Intangible assets, net as of December 31, 2018 consist of the following (in thousands, except weighted average remaining life):

	Cost	Accumulated amortization	Carrying value	Weighted average remaining life (in years)
Customer relationships	$14,660	$(7,716)	$6,944	4.6
Developed technology	6,820	(5,328)	1,492	1.2
Trade names	6,990	(5,338)	1,652	4.1
Total	$28,470	$(18,382)	$10,088

The Company recorded amortization of intangible assets expense of $4.8 million, $4.2 million and $4.2 million for the years ended December 31, 2019, 2018 and 2017, respectively. As of December 31, 2019, expected amortization of intangible assets for each of the five succeeding fiscal years and thereafter is as follows (in thousands):

2020	$4,985
2021	4,592
2022	4,585
2023	3,893
2024	1,488
Thereafter	—
Total	$19,543

Note 9. Other Assets
Other assets consist of the following (in thousands):

	December 31,
	2019	2018
Costs to obtain contracts	$268,964	$219,307
Costs to obtain contracts- incentives	2,481	—
Accumulated amortization of costs to obtain contracts	(36,925)	(24,992)
Unbilled receivables	104,346	81,703
Operating lease right-of-use assets	34,678	20,257
Other assets	34,859	39,410
Total	$408,403	$335,685

The Company recorded amortization of costs to obtain contracts of $11.8 million and $8.6 million for the years ended December 31, 2019 and 2018, respectively, in the sales and marketing expense.

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

Note 10. Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consist of the following (in thousands):

	December 31,
	2019	2018
Accrued employee compensation	$38,750	$39,738
Operating lease obligations	9,790	7,857
Accrued interest	13,048	8,436
Accrued professional fees	4,732	9,199
Other accrued expenses	82,177	33,406
Total	$148,497	$98,636

Note 11. Project Equity Financing
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

Note 12. Indebtedness
As of December 31, 2019, debt consisted of the following (in thousands, except percentages):

	Carrying Values, net of debt discount			Unused Borrowing Capacity	Interest Rate (1)	Maturity Date
	Current	Long Term	Total
Recourse debt:
Bank line of credit	$—	$239,485	$239,485	$—	5.09% - 5.38%	April 2022
Total recourse debt	—	239,485	239,485	—

Non-recourse debt:
Senior	8,020	617,499	625,519	14,639	3.94% - 5.61%	April 2022 - July 2027
Subordinated	—	513,938	513,938	—	6.93% - 10.80%	March 2023 - July 2030
Securitization Class A	26,838	839,981	866,819	—	3.61% - 5.31%	July 2024 - February 2055
Securitization Class B	490	8,689	9,179	—	5.38%	July 2024
Total non-recourse debt	35,348	1,980,107	2,015,455	14,639
Total debt	$35,348	$2,219,592	$2,254,940	$14,639

(1)	Reflects contractual, unhedged rates. See Note 13, Derivatives for hedge rates.

Sunrun Inc.
Notes to Consolidated Financial Statements — Continued

As of December 31, 2018, debt consisted of the following (in thousands, except percentages):

	Carrying Values, net of debt discount			Unused Borrowing Capacity	Interest Rate (1)	Maturity Date
	Current	Long Term	Total
Recourse debt:
Bank line of credit	$—	$247,000	$247,000	$406	5.45% - 5.77%	April 2020
Total recourse debt	—	247,000	247,000	406

Non-recourse debt:
Senior	19,070	809,447	828,517	—	4.50% - 5.54%	September 2020 - October 2024
Subordinated	5,824	267,513	273,337	—	7.03% - 10.00%	September 2020 - January 2030
Securitization Class A	10,125	380,299	390,424	—	4.40% - 5.31%	July 2024 - April 2049
Securitization Class B	465	9,179	9,644	—	5.38%	July 2024
SREC Loans	—	—	—	—
Total non-recourse debt	35,484	1,466,438	1,501,922	—
Total debt	$35,484	$1,713,438	$1,748,922	$406

(1)	Reflects contractual, unhedged rates. See Note 13, Derivatives for hedge rates.
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
Under the terms of the working capital facility, the Company is required to meet various restrictive covenants, such as the completion and presentation of audited consolidated financial statements, maintaining a minimum unencumbered liquidity of at least $25.0 million at the end of each calendar month, maintaining quarter end liquidity to be at least $35.0 million, and maintaining a minimum interest coverage ratio of 3.50 or greater, measured quarterly as of the last day of each quarter. The Company was in compliance with all debt covenants as of December 31, 2019. As of December 31, 2019, the balance under this facility was $239.5 million with a maturity date in April 2022.
Senior and Subordinated Debt Facilities
Each of the Company's senior and subordinated debt facilities contain customary covenants including the requirement to maintain certain financial measurements and provide lender reporting. Each of the senior and subordinated debt facilities also contain certain provisions in the event of default that entitle lenders to take certain actions including acceleration of amounts due under the facilities and acquisition of membership interests and assets that are pledged to the lenders under the terms of the senior and subordinated debt facilities. The facilities are non-recourse to the Company and are secured by net cash flows from Customer Agreements or inventories less certain operating, maintenance and other expenses that are available to the borrower after distributions to tax equity investors, where applicable. Under the terms of these facilities, the Company's subsidiaries pay interest and principal from the net cash flows available to the subsidiaries. The Company was in compliance with all debt covenants as of December 31, 2019.
As of December 31, 2019, certain subsidiaries of the Company had an outstanding balance of $351.9 million on secured credit facilities that were syndicated with various lenders due in October 2024 and August 2029. The credit facilities totaled $375.8 million and consisted of $363.3 million in term loans, and a $12.5 million revolving debt service reserve letter of credit facility. Term Loan A ("TLA") is a senior delayed draw term loan that bears interest at LIBOR +2.125% per annum for LIBOR loans or the Base Rate +1.125% per annum on Base Rate loans. Term Loan B ("TLB") is subordinated debt that bears interest at 9.25% per annum.

Sunrun Inc.
Notes to Consolidated Financial Statements — Continued

As of December 31, 2019, certain subsidiaries of the Company had an outstanding balance of $180.7 million on senior secured credit facilities that were syndicated with various lenders due in April 2024. These facilities are subject to the National Grid project equity transaction. The credit facilities totaled $202.0 million and consisted of a $195.0 million senior delayed draw term loan facility and a $7.0 million revolving debt service reserve letter of credit facility. Loans under the facility bear interest at LIBOR +2.25% per annum for the initial four-year period for LIBOR loans or the Base Rate +1.25% per annum for Base Rate Loans. The Base Rate is the highest of the Federal Funds Rate +0.50%, the Prime Rate, or LIBOR +1.00%. The facilities are non-recourse to the Company and are secured by net cash flows from Customer Agreements and SRECs, less certain operating, maintenance and other expenses which are available to the borrower after distributions to tax equity investors. Prepayments are permitted under the delayed draw term loan facility.
As of December 31, 2019, certain subsidiaries of the Company had an outstanding balance of $236.2 million on secured credit facilities agreements, as amended, with a syndicate of banks due in March 2023. The facilities totaled $595.0 million and consisted of a revolving aggregation facility (“Aggregation Facility”), a term loan ("Term Loan") and a revolving debt service reserve letter of credit facility. Senior loans under the Aggregation Facility bear interest at LIBOR +2.50% per annum for the initial three-year revolving availability period, stepping up to LIBOR +2.75% per annum in the following two-year period. The subordinated Term Loan bears interest at LIBOR +5.00% per annum for the first three-year period, stepping up to LIBOR +6.50% per annum thereafter. Term Loan prepayment penalties range from 0% - 1% depending on the timing of prepayments.
As of December 31, 2019, a subsidiary of the Company had an outstanding balance of $16.8 million on a term loan due in April 2022. The loan is secured by the assets and related net cash flow of this subsidiary and is non-recourse to the Company’s other assets. Loans under this facility bear interest at 4.50% per annum.
As of December 31, 2019, a subsidiary of the Company had an outstanding balance of $13.8 million on a secured, non-recourse loan agreement due in September 2022. The loan will be repaid through cash flows from a pass-through financing obligation arrangement previously entered into by the Company. The loan agreement contains customary covenants including the requirement to maintain certain financial measurements and provide lender reporting. The loan also contains certain provisions in the event of default which entitles the lender to take certain actions including acceleration of amounts due under the loan. Loans under this facility bear interest at LIBOR +2.25% per annum.
As of December 31, 2019, a subsidiary of the Company had an outstanding balance of $124.0 million on a term loan due in January 2030. The loan is secured by the assets and related net cash flow of this subsidiary and is non-recourse to the Company’s other assets. Loans under this facility bear interest at 10.50% per annum.
As of December 31, 2019, a subsidiary of the Company had an outstanding balance of $63.3 million on a term loan due in July 2030. The loan is secured by the assets and related net cash flow of this subsidiary and is non-recourse to the Company’s other assets. Loans under this facility bear interest between 2.00% - 3.25% plus 6.75% per annum.
As of December 31, 2019, a subsidiary of the Company had an outstanding balance of $9.5 million on a term loan due in July 2027. The loan is secured by the assets and related net cash flow of this subsidiary and is non-recourse to the Company’s other assets. Loans under this facility bear interest at 5.61% per annum.
As of December 31, 2019, a subsidiary of the Company had an outstanding balance of $129.6 million on a term loan due in November 2025. The loan is secured by the assets and related net cash flow of this subsidiary and is non-recourse to the Company’s other assets. Loans under this facility bear interest at LIBOR (at a 2.00% floor) + 6.75% per annum.
As of December 31, 2019, certain subsidiaries of the Company had an outstanding balance of $13.6 million on secured credit facilities agreements with banks due in March 2024. The facilities totaled $134.0 million and consisted of two revolving aggregation facilities (“Aggregation Facilities”) and a revolving debt service reserve letter of credit facility. The senior loan under the Aggregation Facilities bear interest at LIBOR +3.00%. The subordinated loan under the Aggregation Facilities bears interest at LIBOR +9.00% per annum. These debt facilities are related to the Company's participation in the IRS's safe harbor program to retain access to the 30% Commercial ITC that was available in 2019.

Sunrun Inc.
Notes to Consolidated Financial Statements — Continued

Securitization Loans
Each of the Company's securitized loans contains customary covenants including the requirement to provide reporting to the indenture trustee and ratings agencies. Each of the securitized loans also contain certain provisions in the event of default which entitle the indenture trustee to take certain actions including acceleration of amounts due under the facilities and acquisition of membership interests and assets that are pledged to the lenders under the terms of the securitized loans. The facilities are non-recourse to the Company and are secured by net cash flows from Customer Agreements less certain operating, maintenance and other expenses which are available to the borrower after distributions to tax equity investors, where applicable. Under the terms of these loans, the Company's subsidiaries pay interest and principal from the net cash flows available to the subsidiaries. The Company was in compliance with all debt covenants as of December 31, 2019.
As of December 31, 2019, a subsidiary of the Company had an outstanding balance of $84.4 million on solar asset-backed notes ("Notes") secured by associated customer contracts (“Solar Assets”) held by a special purpose entity (“Issuer”). As of December 31, 2019 and December 31, 2018, these Solar Assets had a carrying value of $157.6 million and $164.7 million, respectively, and are included under solar energy systems, net, in the consolidated balance sheets. The Notes were issued at a discount of 0.08%.
As of December 31, 2019, a subsidiary of the Company had an outstanding balance of $300.0 million on solar asset-backed notes secured by net cash flows from Customer Agreements less certain operating, maintenance and other expenses that are available to the issuer after distributions to tax equity investors. The Notes were issued at a discount of 1.47%. The assets and cash flows generated by the Solar Assets are not available to the other creditors of the Company, and the creditors of the Issuer, including the Note holders, have no recourse to the Company's other assets.
As of December 31, 2019, a subsidiary of the Company had an outstanding balance of $187.2 million on solar asset-backed notes secured by net cash flows from Customer Agreements less certain operating, maintenance and other expenses that are available to the issuer. The Notes were issued at a discount of 0.01%.
As of December 31, 2019, a subsidiary of the Company had an outstanding balance of $304.3 million on solar asset-backed notes secured by net cash flows from Customer Agreements less certain operating, maintenance and other expenses that are available to the issuer. The Notes were issued at a discount of 0.05%.
Maturities of Indebtedness
The scheduled maturities of debt, excluding debt discount, as of December 31, 2019 are as follows (in thousands):

2020	$38,739
2021	99,307
2022	316,716
2023	218,334
2024	534,077
Thereafter	1,096,136
Subtotal	2,303,309
Less: Debt discount	(48,369)
Total	$2,254,940

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
The interest rate swaps have been designated as cash flow hedges. The credit risk adjustment associated with these swaps is the risk of non-performance by the counterparties to the contracts. In the year ended

Sunrun Inc.
Notes to Consolidated Financial Statements — Continued

December 31, 2019, the hedge relationships on the Company’s interest rate swaps have been assessed as highly effective as the critical terms of the interest rate swaps match the critical terms of the underlying forecasted hedged transactions. Accordingly, changes in the fair value of these derivatives are recorded as a component of accumulated other comprehensive income, net of income taxes. Changes in the fair value of these derivatives are subsequently reclassified into earnings, and are included in interest expense, net in the Company’s statements of operations, in the period that the hedged forecasted transactions affects earnings.
All amounts in Accumulated other comprehensive income (loss) ("AOCI") in the consolidated statements of redeemable noncontrolling interests and equity relate to derivatives, refer to the consolidated statements of comprehensive (loss) income. The net (loss) gain on derivatives includes the tax effect of $17.7 million and $0.4 million for the twelve months ended December 31, 2019 and 2018, respectively.
During the next 12 months, the Company expects to reclassify $5.5 million of net losses on derivative instruments from accumulated other comprehensive income to earnings. There were no undesignated derivative instruments recorded by the Company as of December 31, 2019.
The Company’s master netting and other similar arrangements allow net settlements under certain conditions. When those conditions are met, the Company presents derivatives at net fair value. As of December 31, 2019, the information related to these offsetting arrangements were as follows (in thousands):

Instrument Description	Gross Amounts of Recognized Assets / Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets / Liabilities Included in the Consolidated Balance Sheet
Assets:
Derivatives	$683	$(615)	$68

Liabilities:
Derivatives	(64,361)	615	(63,746)
Total	$(63,678)	$—	$(63,678)

At December 31, 2018, the Company had designated derivative instruments classified as hedges of variable interest payments as derivative assets that are reported in other assets of $5.4 million and derivative liabilities as reported in other liabilities of $10.3 million in the Company’s balance sheet.
At December 31, 2019 the Company had the following derivative instruments (dollars in thousands):

Sunrun Inc.
Notes to Consolidated Financial Statements — Continued

Type	Quantity	Effective Dates	Maturity Dates	Hedge Interest Rates	Notional Amount	Fair Market Value
Interest rate swap	1	4/29/2016	8/31/2022	1.27%- 1.29%	$11,605	$68
Interest rate swaps	8	7/31/2017 - 1/31/2018	4/30/2024 - 10/20/2024	2.16%- 2.39%	280,049	(6,963)
Interest rate swaps	3	4/30/2021	10/30/2026 - 10/31/2026	2.89% - 3.08%	102,720	(6,559)
Interest rate swaps	2	10/31/2019	4/30/2027	1.89% - 1.90%	19,680	(136)
Interest rate swaps	2	10/31/2019	10/31/2031	1.44% - 1.50%	23,344	615
Interest rate swaps	4	1/31/2018 - 1/31/2020	4/30/2034 - 10/31/2034	2.62% - 2.78%	243,803	(19,311)
Interest rate swaps	8	7/31/2017 - 10/18/2024	4/30/2035 - 10/31/2035	2.56% - 2.95%	275,705	(12,634)
Interest rate swap	1	10/18/2024	1/31/2036	2.95%	14,656	(674)
Interest rate swaps	3	1/31/2019 - 4/30/2021	4/30/2037	3.28% - 3.30%	100,000	(11,959)
Interest rate swaps	3	10/30/2026 - 10/31/2026	1/31/2038	3.01% - 3.16%	101,135	(6,125)
Total					$1,172,697	$(63,678)

Note 14. Pass-Through Financing Obligations
The Company's pass-through financing obligations ("financing obligations") arise when the Company leases solar energy systems to Fund investors who are considered commercial customers under a master lease agreement, and these investors in turn are assigned the Customer Agreements with customers. The Company receives all of the value attributable to the accelerated tax depreciation and some or all of the value attributable to the other incentives. Given the assignment of operating cash flows, these arrangements are accounted for as financing obligations. The Company also sells the rights and related value attributable to the Commercial ITC to these investors.
Under these financing obligation arrangements, wholly owned subsidiaries of the Company finance the cost of solar energy systems with investors for an initial term of typically 20 or 25 years. The solar energy systems are subject to Customer Agreements with an initial term of typically 20 or 25 years that automatically renew on an annual basis. These solar energy systems are reported under the line item solar energy systems, net in the consolidated balance sheets. As of December 31, 2019 and 2018, the cost of the solar energy systems placed in service under the financing obligation arrangements was $657.9 million and $664.1 million, respectively. The accumulated depreciation related to these assets as of December 31, 2019 and 2018 was $95.9 million and $82.1 million, respectively.
The investors make a series of large up-front payments and in certain cases subsequent smaller quarterly payments (lease payments) to the subsidiaries of the Company. The Company accounts for the payments received from the investors under the financing obligation arrangements as borrowings by recording the proceeds received as financing obligations on its consolidated balance sheets, and cash provided by financing activities in its consolidated statement of cash flows. These financing obligations are reduced over a period of approximately 22 years by customer payments under the Customer Agreements, U.S. Treasury grants (where applicable), incentive rebates (where applicable) and proceeds from the contracted resale of SRECs as they are received by the investor. In addition, funds paid for the Commercial ITC value upfront are initially recorded as a refund liability and recognized as revenue as the associated solar system reaches PTO. The Commercial ITC value is reflected in cash provided by operations on the consolidated statement of cash flows. The Company accounts for the Customer

Sunrun Inc.
Notes to Consolidated Financial Statements — Continued

Agreements and any related U.S. Treasury grants or incentive rebates as well as the resale of SRECs consistent with the Company’s revenue recognition accounting policies as described in Note 2, Summary of Significant Accounting Policies.
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

Sunrun Inc.
Notes to Consolidated Financial Statements — Continued

Note 15. VIE Arrangements
The Company consolidated various VIEs at December 31, 2019 and 2018. The carrying amounts and classification of the VIEs’ assets and liabilities included in the consolidated balance sheets are as follows (in thousands):

	December 31,
	2019	2018
Assets
Current assets
Cash	$133,362	$105,494
Restricted cash	2,746	2,071
Accounts receivable, net	21,956	18,539
Inventories	15,721	—
Prepaid expenses and other current assets	554	387
Total current assets	174,339	126,491
Solar energy systems, net	3,259,712	2,712,377
Other assets	87,151	66,427
Total assets	$3,521,202	$2,905,295
Liabilities
Current liabilities
Accounts payable	$11,531	$12,136
Distributions payable to noncontrolling interests and redeemable noncontrolling interests	16,012	15,797
Accrued expenses and other liabilities	10,740	7,122
Deferred revenue, current portion	38,265	29,102
Deferred grants, current portion	1,011	982
Non-recourse debt, current portion	4,901	4,217
Total current liabilities	82,460	69,356
Deferred revenue, net of current portion	443,873	367,818
Deferred grants, net of current portion	27,023	28,247
Non-recourse debt, net of current portion	201,575	186,494
Other liabilities	19,633	8,843
Total liabilities	$774,564	$660,758

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
The Company holds certain variable interests in nonconsolidated VIEs established as a result of six pass-through Fund arrangements as further explained in Note 14, Pass-Through Financing Obligations. The Company does not have material exposure to losses as a result of its involvement with the VIEs in excess of the amount of the pass-through financing obligation recorded in the Company’s consolidated financial statements. The Company is not considered the primary beneficiary of these VIEs.
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

The carrying value of redeemable noncontrolling interests was greater than the redemption value except for nine and six Funds at December 31, 2019 and 2018, respectively, where the carrying value has been adjusted to the redemption value.
Note 17. Stockholders’ Equity
Convertible Preferred Stock
The Company did not have any convertible preferred stock issued and outstanding as of December 31, 2019 and 2018.
The Company did not declare or pay any dividends in 2019, 2018 or 2017.
Common Stock
The Company has reserved sufficient shares of common stock for issuance upon the exercise of stock options and the exercise of warrants. Common stockholders are entitled to dividends if and when declared by the board of directors, subject to the prior rights of the preferred stockholders. As of December 31, 2019, no common stock dividends had been declared by the board of directors.
The Company has reserved shares of common stock for issuance as follows (in thousands):

	December 31,
	2019	2018
Stock plans
Shares available for grant
2015 Equity Incentive Plan	14,828	11,986
2015 Employee Stock Purchase Plan	6,522	5,202
Options outstanding	10,784	13,590
Restricted stock units outstanding	3,943	4,182
Total	36,077	34,960

Stock Repurchase Program
In November 2019, the Company's board of directors approved a stock repurchase program authorizing the Company to repurchase up to $50.0 million of its common stock from time to time over the next three years. Stock repurchases under this program may be made through open market transactions, negotiated purchases or otherwise, at times and in such amounts as the Company considers appropriate and in accordance with applicable regulations of the Securities and Exchange Commission. The timing of repurchases and the number of shares repurchased will depend on a variety of factors including price, regulatory requirements, and other market conditions. The Company may limit, amend, suspend, or terminate the stock repurchase program at any time without prior notice. Any shares repurchased under the program will be returned to the status of authorized, but unissued shares of common stock. As of December 31, 2019, the Company had repurchased 368,996 shares for approximately $5.0 million.

Note 18. Stock-Based Compensation
2013 Equity Incentive Plan
In July 2013, the Board of Directors approved the 2013 Plan. In March 2015, the Board of Directors authorized an additional 3,000,000 shares reserved for issuance under the 2013 Plan. An aggregate of 4,500,000 shares of common stock are reserved for issuance under the 2013 Plan plus (i) any shares that were reserved but not issued under the plan that was previously in place, and (ii) any shares subject to stock options or similar awards granted under the plan that was previously in place that expire or otherwise terminate without having been exercised in full and shares issued that are forfeited to or repurchased by the Company, with the maximum number

Sunrun Inc.
Notes to Consolidated Financial Statements — Continued

of shares to be added to the 2013 Plan pursuant to clauses (i) and (ii) equal to 8,044,829 shares. Stock options granted to employees generally have a maximum term of ten-years and vest over a four-year period from the date of grant; 25% vest at the end of one year, and 75% vest monthly over the remaining three years. The options may include provisions permitting exercise of the option prior to full vesting. Any unvested shares shall be subject to repurchase by the Company at the original exercise price of the option in the event of a termination of an optionee’s employment prior to vesting. All the remaining shares that were available for future grants under the 2013 Plan were transferred to the 2015 Equity Incentive Plan (“2015 Plan”) at the inception of the 2015 Plan. As of December 31, 2019, the Company had not granted restricted stock or other equity awards (other than options) under the 2013 Plan.
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
2015 Equity Incentive Plan
In July 2015, the Board approved the 2015 Plan. An aggregate of 11,400,000 shares of common stock are reserved for issuance under the 2015 Plan plus (i) any shares that were reserved but not issued under the 2013 Plan at the inception of the 2015 Plan, and (ii) any shares subject to stock options or similar awards granted under the 2008 Plan, 2013 Plan and 2014 Plan that expire or otherwise terminate without having been exercised in full and shares issued that are forfeited to or repurchased by the Company, with the maximum number of shares to be added to the 2015 Plan pursuant to clauses (i) and (ii) equal to 15,439,334 shares. The 2015 Plan provides for annual automatic increases on January 1 to the shares reserved for issuance. The automatic increase of the number of shares available for issuance under the 2015 Plan is equal to the least of 10 million shares, 4% of the outstanding shares of common stock as of the last day of our immediately preceding fiscal year or such other amount as the Board of Directors may determine. In 2019 and 2018, the Board of Directors authorized an additional 4,525,946 and 4,294,010 shares reserved for issuance under the 2015 Plan, respectively. Stock options granted to employees generally have a maximum term of ten-years and vest over a four-year period from the date of grant; 25% vest at the end of one year, and 75% vest monthly over the remaining three years. The options may include provisions permitting exercise of the option prior to full vesting. Any unvested shares shall be subject to repurchase by the Company at the original exercise price of the option in the event of a termination of an optionee’s employment prior to vesting. RSUs granted to employees generally vest over a four-year period from the date of grant; 25% vest at the end of one year, and 75% vest quarterly over the remaining three years.

Sunrun Inc.
Notes to Consolidated Financial Statements — Continued

Stock Options
The following table summarizes the activity for all stock options under all of the Company’s equity incentive plans for the years ended December 31, 2019 and 2018 (shares and aggregate intrinsic value in thousands):

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2017	16,268	$5.70	7.41	$14,832
Granted	1,529	8.63
Exercised	(3,271)	5.23
Cancelled	(936)	6.63
Outstanding at December 31, 2018	13,590	6.07	6.63	66,462
Granted	1,362	15.44
Exercised	(3,625)	5.48
Cancelled	(543)	7.62
Outstanding at December 31, 2019	10,784	$7.38	6.52	$71,745
Options vested and exercisable at December 31, 2019	7,245	$6.18	5.72	$55,426
Options vested and expected to vest at December 31, 2019	10,784	$7.38	6.52	$71,745

There were 276,660 unvested exercisable shares as of the year ended December 31, 2018, which are subject to a repurchase option held by the Company at the original exercise price. These exercisable but unvested shares had a weighted average remaining vesting period of less than a year. There was no exercise of unvested options in the years ended December 31, 2019 and 2018. These options became fully vested during the year ended December 31, 2019.
The weighted-average grant-date fair value of stock options granted during the year ended December 31, 2019, 2018 and 2017 were $8.27, $4.21 and $2.57 per share, respectively. The total intrinsic value of the options exercised during the year ended December 31, 2019, 2018 and 2017 was $37.8 million, $21.4 million and $2.3 million, respectively. The aggregate intrinsic value is the difference of the current fair value of the stock and the exercise price for in-the-money stock options. The total fair value of options vested during the year ended December 31, 2019, 2018 and 2017 was $9.5 million, $8.8 million and $7.5 million, respectively.
The Company estimates the fair value of stock-based awards on their grant date using the Black-Scholes option-pricing model. The Company estimates the fair value using a single-option approach and amortizes the fair value on a straight-line basis for options expected to vest. All options are amortized over the requisite service periods of the awards, which are generally the vesting periods.
The Company estimated the fair value of stock options with the following assumptions:

	Year Ended December 31,
	2019	2018	2017
Risk-free interest rate	1.70% - 2.59%	2.72% - 2.92%	1.88% - 2.22%
Volatility	52.9% - 55.07%	44.87% - 54.61%	45.95% - 50.52%
Expected term (in years)	6.10 - 6.12	6.09 - 6.11	5.94 - 6.08
Expected dividend yield	0.00%	0.00%	0.00%

The expected term assumptions were determined based on the average vesting terms and contractual lives of the options. The risk-free interest rate is based on the rate for a U.S. Treasury zero-coupon issue with a term that approximates the expected life of the option grant. For stock options granted in the year ended December 31, 2019, 2018 and 2017, the Company considered the volatility data of a group of publicly traded peer companies in its industry. The Company accounts for forfeitures as they occur and, as such, reverses compensation cost previously

Sunrun Inc.
Notes to Consolidated Financial Statements — Continued

recognized in the period the award is forfeited, for an award that is forfeited before completion of the requisite service period.
Restricted Stock Units
In 2014, the Company granted a total of 947,342 RSUs subject to certain performance targets to a third party partner. As of December 31, 2017, 350,000 outstanding RSUs had a performance feature that is required to be satisfied before the option is vested. In March 2018, the Company amended the terms of all of these RSUs, such that the RSUs are deemed earned subject to a clawback provision that requires the holder of the RSUs to either forfeit all the RSUs or pay the Company repayment value for all RSUs that are not forfeited if the third party breaches the exclusivity provision of the parties’ commercial agreement. The exclusivity clawback provision for all of the RSUs expired in September 2019.
The performance-based provision is considered substantive. As a result, the Company recognizes expense once the performance targets are met. The first performance target was met in 2015. The Company recognized $3.5 million and $0.8 million compensation expense in the years ended December 31, 2018 and 2017 upon certain performance targets being met.
The following table summarizes the activity for all RSUs under all of the Company’s equity incentive plans for the years ended December 31, 2019 and 2018 (shares in thousands):

	Shares	Weighted Average Grant Date Fair Value
Unvested balance at December 31, 2017	5,330	$5.82
Granted	2,019	8.75
Issued	(1,720)	6.36
Cancelled / forfeited	(1,447)	5.75
Unvested balance at December 31, 2018	4,182	7.05
Granted	2,258	15.25
Issued	(1,104)	6.83
Cancelled / forfeited	(1,393)	8.14
Unvested balance at December 31, 2019	3,943	$11.42

Employee Stock Purchase Plan
Under the Company's 2015 Employee Stock Purchase Plan (“ESPP”) (as amended in May 2017), eligible employees are offered shares bi-annually through a 24 month offering period which encompasses four six-month purchase periods. Each purchase period begins on the first trading day on or after May 15 and November 15 of each year. Employees may purchase a limited number of shares of the Company’s common stock via regular payroll deductions at a discount of 15% of the lower of the fair market value of the Company’s common stock on the first trading date of each offering period or on the exercise date. Employees may deduct up to 15% of payroll, with a cap of $25,000 of fair market value of shares in any calendar year and 10,000 shares per employee per purchase period. Under the ESPP, 1,000,000 shares of the Company’s common stock have been reserved for issuance to eligible employees. The ESPP provides for an automatic increase of the number of shares available for issuance under the ESPP on the first day of each fiscal year beginning on January 1, 2016, equal to the least of 5 million shares, 2% of the outstanding shares of our common stock on the last day of the immediately preceding fiscal year, or such other amount as may be determined by the Board of Directors. In 2019 and 2018, the Board of Directors authorized an additional 2,262,973 and 2,147,005 shares, respectively, reserved for issuance under the ESPP.

Sunrun Inc.
Notes to Consolidated Financial Statements — Continued

Stock-Based Compensation Expense
The Company recognized stock-based compensation expense, including ESPP expenses, in the consolidated statements of operations as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
Cost of customer agreements and incentives	$2,434	$2,568	$2,299
Cost of solar energy systems and product sales	844	718	609
Sales and marketing	5,162	7,191	5,196
Research and development	1,439	1,253	836
General and administration	16,427	16,126	13,102
Total	$26,306	$27,856	$22,042

As of December 31, 2019 and 2018, total unrecognized compensation cost related to outstanding stock options and RSUs was $30.0 million and $40.0 million, respectively, which are expected to be recognized over a weighted-average period of 2.3 years.
In August 2017, the Company entered into an agreement with an affiliate ("Contractor") of Comcast Corporation ("Comcast") whereby Contractor will receive lead or sales fees for new customers it brings to the Company over a 40-month term. Comcast may also earn a warrant to purchase up to 11,793,355 shares of the Company's outstanding common stock, at an exercise price of $0.01 per warrant share. The warrant initially vests 50.05% when both (i) Contractor has earned a lead or sales fee with respect to 30,000 of installed solar energy systems, and (ii) Contractor or its affiliates have spent at least $10.0 million in marketing and sales in connection with the agreement. Thereafter, the warrant will vest in five additional increments for each additional 6,000 installed solar energy systems. On November 7, 2018 the warrant vesting schedule was modified so that it will initially vest either (i) as to 10.0% if Contractor has earned a lead or sales fee with respect to 6,000 of installed solar energy systems by September 30, 2019 or (ii) as to 13.3% if Contractor has earned a lead or sales fee with respect to 8,000 of installed solar energy systems by December 31, 2019, provided that, in either case, Contractor or its affiliates have spent at least $25.0 million in marketing and sales in connection with the agreement.  Thereafter, the warrant will vest in additional 8.3% increments for each additional 5,000 installed solar energy systems.  The initial vesting conditions were not met by December 31, 2019, as a result, the warrant expired unvested.
401(k) Plan
The Company's 401(k) Plan is a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under the 401(k) Plan, participating U.S. employees may defer a portion of their pre-tax earnings, up to the IRS annual contribution limit ($19,000 for calendar year 2019). Effective January 1, 2018, the Company matches 100% of the first 1% and 50% of the next 5% of each employee's contributions. The Company recognized expense of $8.5 million and $7.0 million in the years ended December 31, 2019 and 2018, respectively.

Note 19. Income Taxes
The following table presents the (income) loss before income taxes for the periods presented (in thousands):

	For the Year Ended December 31,
	2019	2018	2017
Income attributable to common stockholders	$(18,117)	$(35,979)	$(137,842)
Loss attributable to noncontrolling interest and redeemable noncontrolling interests	417,357	286,843	413,104
Loss before income taxes	$399,240	$250,864	$275,262

Sunrun Inc.
Notes to Consolidated Financial Statements — Continued

The income tax provision (benefit) consists of the following (in thousands):

	For the Year Ended December 31,
	2019	2018	2017
Current
Federal	$(454)	$(1,100)	$—
State	(593)	292	—
Foreign	1,435	—	—
Total current expense (benefit)	388	(808)	—
Deferred
Federal	(7,634)	1,995	4,784
State	(972)	8,135	7,569
Foreign	—	—	—
Total deferred (benefit) provision	(8,606)	10,130	12,353
Total	$(8,218)	$9,322	$12,353

The following table represents a reconciliation of the statutory federal rate and the Company’s effective tax rate for the periods presented:

	For the Year Ended December 31,
	2019	2018	2017
Tax provision (benefit) at federal statutory rate	(21.00)%	(21.00)%	(34.00)%
State income taxes, net of federal benefit	(0.97)	0.32	1.94
Effect of noncontrolling and redeemable noncontrolling interests	21.95	24.01	51.03
Stock-based compensation	(1.96)	(1.77)	0.70
ASC 740-10 Reserve	(0.11)	—	—
Tax credits	(0.99)	(1.35)	(1.25)
Effect of rate change	—	—	(15.93)
Effect of valuation allowance	0.40	3.04	0.81
Other	0.62	0.47	1.20
Total	(2.06)%	3.72%	4.50%

Sunrun Inc.
Notes to Consolidated Financial Statements — Continued

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The following table represents the components of the Company’s deferred tax assets and liabilities for the periods presented (in thousands):

	December 31,
	2019	2018
Deferred tax assets
Accruals and prepaids	$19,704	$18,871
Deferred revenue	11,229	—
Net operating loss carryforwards	347,997	288,039
Stock-based compensation	7,104	5,681
Investment tax and other credits	32,878	28,551
Interest Expense	12,394	9,614
Interest rate derivatives	18,988	1,282
Total deferred tax assets	450,294	352,038
Less: Valuation allowance	(12,120)	(10,506)
Gross deferred tax assets	438,174	341,532
Deferred tax liabilities
Deferred revenue	—	17,526
Capitalized costs to obtain a contract	66,247	54,823
Fixed asset depreciation	263,917	218,701
Deferred tax on investment in partnerships	173,974	144,115
Gross deferred tax liabilities	504,138	435,165
Net deferred tax liabilities	$(65,964)	$(93,633)

As of December 31, 2019, the Company has an investment tax credit carryforward of approximately $18.8 million which begins to expire in the year 2028, if not utilized and $1.0 million of California enterprise zone credits which begin to expire in the year 2023. As of December 31, 2018, the Company has an investment tax credit carryforward of approximately $14.9 million and California enterprise zone credits of approximately $1.0 million.
Generally, utilization of the net operating loss carryforwards and credits may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code (IRC) of 1986, as amended and similar state provisions. The Company performed an analysis to determine whether an ownership change under Section 382 of the Code had occurred and determined that no ownership changes were identified as of December 31, 2019.
Valuation allowances are provided against deferred tax assets to the extent that it is more likely than not that the deferred tax asset will not be realized. The Company’s management considers all available positive and negative evidence including its history of operating income or losses, future reversals of existing taxable temporary difference, taxable income in carryback years and tax-planning strategies. The Company has concluded that it is more likely than not that the benefit from certain federal tax credits, state net operating loss carryforwards, and state tax credits will not be realized. In recognition of this risk, the Company has provided a valuation allowance of $12.1 million on the deferred tax assets relating to these federal tax credits, state net operating loss carryforwards, and state tax credits which is an increase of $1.6 million in 2019.
The Company sells solar energy systems to investment Funds. As the investment Funds are consolidated by the Company, the gain on the sale of the assets has been eliminated in the consolidated financial statements. These transactions are treated as intercompany sales and any tax expense incurred related to these sales prior to fiscal year 2017 was deferred. As described in Note 2, Summary of Significant Accounting Policies - Recently Issued Accounting Standards, ASU 2016-16, Intra-Entity Transfers of Assets Other Than Inventory, requires entities to recognize income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. As a result, a reporting entity would recognize the tax expense from the sale of assets in the seller’s tax jurisdiction when the transfer occurs, even though the pre-tax effects of the transaction are eliminated in the

Sunrun Inc.
Notes to Consolidated Financial Statements — Continued

consolidated financial statements. Any deferred tax asset that arises in the buyer’s jurisdiction would also be recognized at the time of the transfer. As the Company sells solar energy systems to Funds, the Company records the current tax effect of the gain on the sale as well as a deferred tax asset related to the Company’s increased tax basis in the partnership as a result of the sale. With the adoption of ASU 2016-16 on January 1, 2017 the Company reversed net prepaid tax assets of $378.5 million and recorded the gross deferred tax assets associated with the historical intercompany sales of solar energy systems, which in turn reduced the deferred tax liabilities on investment in partnerships by $378.2 million with the remaining $0.3 million being recorded as a cumulative effect of adoption in the Company’s Consolidated Statements of Redeemable Noncontrolling Interest and Stockholders’ Equity. The adoption did not have an impact on the Company’s Consolidated Statement of Operations.
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
Tax Cuts and Jobs Act
On December 22, 2017, the US government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act makes broad and complex changes to the US tax code including but not limited to, (1) reducing the US federal corporate tax rate from 35% to 21%; (2) immediate expensing of certain tangible personal property (3) creating a new limitation on deductible interest expense; (4) enacting special rules for taxable year of inclusion for certain revenue and (5) changing rules related to the uses and limitations of net operating loss carryforwards created in tax years beginning after December 31, 2017.
On December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) which provided guidance on accounting for the tax effects of the Tax Act. SAB 118 provided a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under ASC 740, Income taxes. In accordance with SAB 118 a company must reflect the income tax effects of those aspects of the Tax Act for which the accounting under ASC 740 is complete.
The Company recognized the provisional tax impacts related to the revaluation of deferred tax assets and liabilities and included these amounts in its consolidated financial statements for the year ended December 31, 2017. In its final assessment of the Tax Act, no adjustment has been made to current or deferred income tax expense in 2017 or 2018. As of December 31, 2018, the Company completed its accounting for all of the enactment-date income tax effects of the Act. While the Company has fully accounted for the impact of the Tax Act, the U.S. Treasury released proposed regulations under IRC Sec. 451(c) related to the recognition of advanced payments for goods and services on September 5, 2019. The Company completed its analysis of the proposed regulations and plans to early adopt the regulations on its 2019 income tax returns. The early adoption of the proposed regulations does not have a material impact to income tax expense.
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
As of December 31, 2019 and 2018, the Company had $0.0 million and $0.6 million, respectively, of unrecognized tax benefits related to an acquisition in 2015. In addition, there was $0.0 million and $0.2 million of interest and penalties for uncertain tax positions as of December 31, 2019 and 2018, respectively. During the 12 months ended December 31, 2019, the Company recorded an income tax benefit of $0.8 million, including penalties and interest, due to the expiration of federal and California statute of limitations. This benefit was fully offset by an indemnification asset that was written down to zero through operating expenses during 2018. Due to the expiration of federal and California statute of limitations, as of December 31, 2019, the Company has no other uncertain tax positions.
The change in unrecognized tax benefits during 2019, 2018 and 2017, excluding penalties and interest, is as follows:

	For the Year Ended December 31,
	2019	2018	2017
Unrecognized tax benefits at beginning of the year	$647	$1,525	$1,525
Reversal of prior year unrecognized tax benefits due to the expiration of the statute of limitations	(647)	(878)	—
Unrecognized tax benefits at end of the year	$—	$647	$1,525

One of our investment funds is currently under audit by the Internal Revenue Service (the “IRS”). In addition, one of our investors is currently being audited by the IRS, and this investor audit involves a review of the fair market value determination of our solar energy systems. If these investor audits result in an adverse finding, we would be subject to an indemnity obligation to these investors. The Company is subject to taxation and files income tax returns in the U.S., its territories, and various state and local jurisdictions. Due to the Company’s net losses, substantially all of its federal, state and local income tax returns since inception are still subject to audit.
The following table summarizes the tax years that remain open and subject to examination by the tax authorities in the most significant jurisdictions in which the Company operates:

Tax Years
U.S. Federal	2016 - 2019
State	2015 - 2019

Net Operating Loss Carryforwards
As a result of the Company’s net operating loss carryforwards as of December 31, 2019, the Company does not expect to pay income tax, including in connection with its income tax provision for the year ended December 31, 2019 until the Company’s net operating losses are fully utilized. As of December 31, 2019, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $718.1 million and $1.3 billion, respectively, which will begin to expire in 2028 for federal purposes and in 2024 for state purposes. In addition, federal and certain state net operating loss carryforwards generated in tax years beginning after December 31, 2017 total $535.1 million and $102.4 million, respectively, and have indefinite carryover periods and do not expire.
Note 20. Commitments and Contingencies
Letters of Credit
As of December 31, 2019 and 2018, the Company had $20.1 million and $9.7 million, respectively, of unused letters of credit outstanding, which carry fees of 1.25 - 3.25% per annum and 2.50 - 3.25% per annum, respectively.
Operating and Finance Leases

Sunrun Inc.
Notes to Consolidated Financial Statements — Continued

The Company leases real estate under non-cancellable operating leases and equipment under finance leases.
The components of lease expense were as follows (in thousands):

	For the Year Ended December 31,
	2019	2018	2017
Finance lease cost:
Amortization of right-of-use assets	$13,999	$11,884	$11,029
Interest on lease liabilities	1,915	676	640
Operating lease cost	13,159	10,467	10,177
Short-term lease cost	1,349	732	493
Variable lease cost	3,565	3,112	2,502
Sublease income	(669)	(572)	(24)
Total lease cost	$33,318	$26,299	$24,817
Other information related to leases was as follows (in thousands):

	For the Year Ended December 31,
	2019	2018	2017
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$11,516	$10,765	$10,027
Operating cash flows from finance leases	991	482	591
Financing cash flows from finance leases	13,919	9,220	10,032
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	19,503	3,411	7,276
Finance leases	17,914	15,370	862
Weighted average remaining lease term (years):
Operating leases	5.39	3.43	3.99
Finance leases	2.91	3.37	2.06
Weighted average discount rate:
Operating leases	5.5%	4.3%	4.1%
Finance leases	4.2%	4.3%	3.1%

Sunrun Inc.
Notes to Consolidated Financial Statements — Continued

Future minimum lease commitments under non-cancellable leases as of December 31, 2019 were as follows (in thousands):

	Operating Leases	Sublease Income	Net Operating Leases	Finance leases
2020	$12,034	$787	$11,247	$10,741
2021	11,338	639	10,699	7,659
2022	9,469	—	9,469	4,657
2023	8,611	—	8,611	1,119
2024	4,431	—	4,431	41
Thereafter	7,999	—	7,999	4
Total future lease payments	53,882	1,426	52,456	24,221
Less: Amount representing interest	(7,246)	—	(7,246)	(1,262)
Present value of future payments	46,636	1,426	45,210	22,959
Less: Amount for tenant incentives	(733)	—	(733)	—
Revised Present value of future payments	45,903	1,426	44,477	22,959
Less: Current portion	(9,790)	—	(9,790)	(10,064)
Long term portion	$36,113	$1,426	$34,687	$12,895

Purchase Commitment
The Company entered into purchase commitments, which have the ability to be canceled without significant penalties, with multiple suppliers to purchase $78.5 million of photovoltaic modules and inverters by the end of 2019.
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
Commercial ITC and Cash Grant Indemnification
The Company is contractually committed to compensate certain investors for any losses that they may suffer in certain limited circumstances resulting from reductions in Commercial ITCs or U.S. Treasury grants. Generally, such obligations would arise as a result of reductions to the value of the underlying solar energy systems as assessed by the Internal Revenue Service (the “IRS”). At each balance sheet date, the Company assesses and recognizes, when applicable, the potential exposure from this obligation based on all the information available at that time, including any audits undertaken by the IRS. The Company believes that this obligation is not probable based on the facts known as of the filing date of this Annual Report on Form 10-K. The maximum potential future payments that the Company could have to make under this obligation would depend largely on the difference between the prices at which the solar energy systems were sold or transferred to the Funds (or, in certain structures, the fair market value claimed in respect of such systems (referred to as "claimed values")) and the eligible basis determined by the IRS. The Company set the purchase prices and claimed values based on fair market values determined with the assistance of an independent third-party appraisal with respect to the systems that generate Commercial ITCs that are passed-through to and claimed by the Fund investors. Since the Company cannot determine how the IRS may evaluate system values used in claiming Commercial ITCs, the Company is unable to reliably estimate the maximum potential future payments that it could have to make under this obligation as of each balance sheet date, though any potential future payments are mitigated by the insurance policy described below. In April 2018, the Company purchased an insurance policy providing for certain payments by the insurers in the event there is any final determination (including a judicial determination) that reduced the

Sunrun Inc.
Notes to Consolidated Financial Statements — Continued

Commercial ITCs claimed in respect of solar energy systems sold or transferred to most Funds through April 2018, or later, in the case of Funds added to the policy after such date. In general, the policy indemnifies the Company and related parties for additional taxes (including penalties and interest) owed in respect of lost Commercial ITCs, gross-up costs and expenses incurred in defending such claim, subject to negotiated exclusions from, and limitations to, coverage.
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

On January 28, 2019, the Company reached an agreement in principle to settle all claims asserted in the Sklar and Olsen derivative actions against all defendants, and on November 29 2019, the Court granted final approval of the settlement. Under the terms of the settlement, the Company agreed to adopt certain corporate governance measures in the future. The Company and all defendants have denied, and continue to deny, the claims alleged in the derivative actions and the settlement does not reflect any admission of fault, wrongdoing or liability as to any defendant.

On April 8, 2019, a putative class action captioned Loftus et al. v. Sunrun Inc., Case No. 3:19-cv-01608, was filed in the United States District Court, Northern District of California.  The complaint generally alleged violations of the Telephone Consumer Protection Act (the “TCPA”) on behalf of an individual and putative classes of persons alleged to be similarly situated. Plaintiffs filed a First Amended Complaint on June 26, 2019, adding defendant MediaMix 365, LLC, also asserting individual and putative class claims under the TCPA, along with claims under the California Invasion of Privacy Act. In the amended version of their Complaint, plaintiffs seek statutory damages, equitable and injunctive relief, and attorneys’ fees and costs on behalf of themselves and the absent purported classes. On January 23, 2020, the Court held a status conference and set discovery deadlines. Most, if not all, of the claims asserted in the lawsuit relate to activities allegedly engaged in by third-party vendors, for which the Company denies any responsibility. The vendors are contractually obligated to indemnify the Company for losses related to the conduct alleged. The Company believes that the claims are without merit and intends to defend itself vigorously.

Note 21. Net Income Per Share
Basic net income per share is computed by dividing net income attributable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net income per share is

Sunrun Inc.
Notes to Consolidated Financial Statements — Continued

computed by dividing net income attributable to common stockholders by the weighted-average number of common shares outstanding during the period adjusted to include the effect of potentially dilutive securities. Potentially dilutive securities are excluded from the computation of dilutive EPS in periods in which the effect would be antidilutive.
The computation of the Company’s basic and diluted net income per share is as follows (in thousands, except per share amounts):

	Years Ended December 31,
	2019	2018	2017
Numerator:
Net income attributable to common stockholders	$26,335	$26,657	$125,489
Denominator:
Weighted average shares used to compute net income per share attributable to common stockholders, basic	116,397	110,089	105,432
Weighted average effect of potentially dilutive shares to purchase common stock	7,479	7,023	2,774
Weighted average shares used to compute net income per share attributable to common stockholders, diluted	123,876	117,112	108,206
Net income per share attributable to common stockholders
Basic	$0.23	$0.24	$1.19
Diluted	$0.21	$0.23	$1.16

The following shares were excluded from the computation of diluted net income per share as the impact of including those shares would be anti-dilutive (in thousands):

	Year Ended December 31,
	2019	2018	2017
Warrants	—	625	1,251
Outstanding stock options	1,486	3,271	13,803
Unvested restricted stock units	673	649	1,451
Total	2,159	4,545	16,505

Note 22. Related Party Transactions
An individual who previously served as one of the Company’s directors until March 2017 has direct and indirect ownership interests in Enphase Energy, Inc. (“Enphase”). For the year ended December 31, 2017, the Company recorded $9.1 million in purchases from Enphase and had outstanding payables to Enphase of $2.0 million.

Note 23. Quarterly Results of Operations (Unaudited)
The following table presents selected quarterly results of operations data for the years ended December 31, 2019 and 2018 (in thousands, except per share amounts):

Sunrun Inc.
Notes to Consolidated Financial Statements — Continued

	Three Months Ended
	December 31	September 30	June 30	March 31
2019
Total Revenue	$243,937	$215,542	$204,595	$194,504
Cost of customer agreements and incentives	$72,898	$67,359	$70,594	$69,493
Cost of solar energy systems and product sales	$109,307	$92,031	$86,348	$77,799
Net loss	$(86,997)	$(112,534)	$(104,585)	$(86,906)
Net (loss) income attributable to common stockholders	$12,500	$28,990	$(1,293)	$(13,862)
Net (loss) income per share attributable to common stockholders, basic	$0.11	$0.25	$(0.01)	$(0.12)
Net (loss) income per share attributable to common stockholders, diluted	$0.10	$0.23	$(0.01)	$(0.12)
2018
Total Revenue	$240,120	$204,960	$170,538	$144,363
Cost of customer agreements and incentives	$65,317	$63,195	$57,769	$54,576
Cost of solar energy systems and product sales	$89,040	$76,179	$64,268	$64,579
Net loss	$(49,515)	$(47,524)	$(71,727)	$(91,420)
Net income attributable to common stockholders	$(5,888)	$(2,896)	$7,409	$28,032
Net income per share attributable to common stockholders, basic	$(0.05)	$(0.03)	$0.07	$0.26
Net income per share attributable to common stockholders, diluted	$(0.05)	$(0.02)	$0.06	$0.25

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
In connection with that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective and designed to provide reasonable assurance that the information required to be disclosed is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms as of December 31, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15I and 15d-15I under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
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
Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2019 and has concluded that such internal control over financial reporting is effective.
The effectiveness of our internal control over financial reporting as of December 31, 2019 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in its report which is included in Item 8 of this Annual Report on Form 10-K.
Item 9B. Other Information.
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
The information required by this Item 10 of Form 10-K will be set forth in our proxy statement to be filed with the SEC in connection with the solicitation of proxies for our 2020 Annual Meeting of Stockholders (“Proxy Statement”) and is incorporated herein by reference. The Proxy Statement will be filed with the SEC within 120 days after the year-end of the fiscal year which this report relates.
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

PART IV
Item 15. Exhibits, Financial Statement Schedules.
Documents filed as part of this report are as follows:

(1)	Consolidated Financial Statements
Our Consolidated Financial Statements are listed in the “Index to Consolidated Financial Statements” under Item 8 of Part II of this Annual Report.

(2)	Financial Statement Schedules
The required information is included elsewhere in this Annual Report, not applicable, or not material.

(3)	Exhibits
The exhibits listed in the accompanying “Exhibit Index” are filed or incorporated by reference as part of this Annual Report.

EXHIBIT INDEX

Exhibit		Incorporated by Reference				Filed Herewith
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the Registrant	10-Q	001-37511	3.1	9/15/2015
3.2	Amended and Restated Bylaws of the Registrant	10-Q	001-37511	3.2	9/15/2015
4.1	Form of common stock certificate of the Registrant	S-1	333-205217	4.1	6/25/2015
4.2	Form of Stock Issuance Agreement	S-1/A	333-205217	4.4	7/22/2015
4.3	Form of Indenture, between the Registrant and one or more trustees to be named	S-3	333-222099	4.5	12/15/2017
4.4	Form of Common Stock Warrant Agreement and Warrant Certificate	S-3	333-222099	4.8	12/15/2017
4.5	Form of Preferred Stock Warrant Agreement and Warrant Certificate	S-3	333-222099	4.9	12/15/2017
4.6	Form of Debt Securities Warrant Agreement and Warrant Certificate	S-3	333-222099	4.10	12/15/2017
4.7	Description of Capital Stock					X
10.1+	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers	S-1	333-205217	10.1	6/25/2015
10.2+	Sunrun Inc. 2015 Equity Incentive Plan and related form agreements	S-1/A	333-205217	10.2	7/22/2015
10.3+	Sunrun Inc. Amended and Restated Employee Stock Purchase Plan and related form agreements	10-Q	001-37511	10.1	8/9/2018
10.4+	Sunrun Inc. 2014 Equity Incentive Plan	S-1	333-205217	10.4	6/25/2015
10.5+	Sunrun Inc. 2013 Equity Incentive Plan and related form agreements	S-1	333-205217	10.5	6/25/2015
10.6+	Sunrun Inc. 2008 Equity Incentive Plan and related form agreements	S-1	333-205217	10.6	6/25/2015
10.7+	Mainstream Energy Corporation 2009 Stock Plan	S-1	333-205217	10.7	6/25/2015
10.8+	Sunrun Inc. Amended and Restated Executive Incentive Compensation Plan	8-K	333-205217	10.1	2/4/2020
10.9+	Key Employee Change in Control and Severance Plan and Summary Plan Description	10-Q	001-37511	10.1	11/7/2018
10.10+	Employment Letter between the Registrant and Lynn Jurich, dated as of May 8, 2015	S-1	333-205217	10.10	6/25/2015
10.11+	Employment Letter between the Registrant and Edward Fenster, dated as of May 8, 2015	S-1	333-205217	10.11	6/25/2015
10.12+	Employment Letter between the Registrant and Bob Komin, dated as of May 8, 2015	S-1	333-205217	10.12	6/25/2015
10.13+	Employment Letter between the Registrant and Christopher Dawson, dated as of November 13, 2017	8-K	333-205217	10.1	12/6/2017
10.14+	Employment Letter between the Registrant and Jeanna Steele, dated as of May 15, 2018					X
10.15+	Board Services Agreement between the Registrant and Gerald Risk, dated as of February 1, 2014	S-1	333-205217	10.15	6/25/2015

Exhibit		Incorporated by Reference				Filed Herewith
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.16¥	Credit Agreement among the Registrant, Credit Suisse Securities (USA) LLC and the other parties thereto, dated as of April 1, 2015	S-1	333-205217	10.17	6/25/2015
10.17¥	Amended and Restated Credit Agreement among Sunrun Hera Portfolio 2015-A, LLC, Investec Bank PLC (as Administrative Agent), Investec Bank PLC (as Issuing Bank) and the Lenders from time to time as party thereto, dated January 15, 2016 and amended and restated as of June 23, 2017	10-Q/A	001-37511	10.2	12/29/2017
10.18¥	Amendment No. 2 to Credit Agreement among the Company, AEE Solar, Inc., Sunrun South LLC, Sunrun Installation Services Inc., Clean Energy Experts, LLC, each of the lenders identified on the signature pages thereto, Credit Suisse AG and Silicon Valley Bank, dated as of June 15, 2016	10-Q	001-37511	10.1	8/11/2016
10.19¥	Incremental Facility Agreement among the Company, AEE Solar, Inc., Sunrun South LLC, Sunrun Installation Services Inc., Clean Energy Experts, LLC, Credit Suisse AG and Comerica Bank, dated as of July 21, 2016	10-Q	001-37511	10.2	8/11/2016
10.20¥	First Amendment to Credit Agreement and Collateral Agency Agreement among Sunrun Hera Portfolio 2015-A, LLC, Investec Bank PLC (as administrative agent, issuing bank and as lender), each of the additional lenders identified on the signature pages thereto and Deutsche Bank Trust Company Americas, dated as of May 12, 2016	10-Q	001-37511	10.3	8/11/2016
10.21¥	Consent and Second Amendment to Credit Agreement among Sunrun Hera Portfolio 2015-A, LLC, Investec Bank PLC (as administrative agent, issuing bank and as lender) and each of the additional lenders identified on the signature pages thereto, dated of as June 29, 2016	10-Q	001-37511	10.4	8/11/2016
10.22¥	Amendment No. 3 to Credit Agreement among the Company, AEE Solar, Inc., Sunrun South LLC, Sunrun Installation Services Inc., Clean Energy Experts, LLC, each of the lenders identified on the signature pages thereto, Credit Suisse AG and Silicon Valley Bank, dated as of December 2, 2016	10-K	001-37511	10.25	3/8/2017
10.23¥	Consent and Third Amendment to Credit Agreement and First Amendment to Cash Diversion and Commitment Fee Guaranty among the Company, Sunrun Hera Portfolio 2015-A, LLC, Investec Bank Plc (as administrative agent, issuing bank and as lender) and each of the additional lenders identified on the signature pages thereto, dated as of November 30, 2016	10-K	001-37511	10.26	3/8/2017

Exhibit		Incorporated by Reference				Filed Herewith
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.24¥	Consent and Fourth Amendment to Credit Agreement and First Amendment to Guaranty and Security Agreement among Sunrun Hera Portfolio 2015-A, LLC, Sunrun [*] Manager [*], LLC, Sunrun [*] Manager [*], LLC, Sunrun [*] Manager [*], LLC, Sunrun [*] Manager [*], LLC, Sunrun [*] Manager [*], LLC, Sunrun [*] Manager [*], LLC, Sunrun [*] Manager [*], LLC, Investec Bank Plc (as administrative agent, issuing bank and as lender), Deutsche Bank Trust Company Americas, and each of the additional lenders identified on the signature pages thereto, dated as of January 31, 2017	10-K	001-37511	10.27	3/8/2017
10.25¥	Credit Agreement among Sunrun Neptune Portfolio 2016-A, LLC, as Borrower, Suntrust Bank as Administrative Agent, ING Capital LLC as LC Issuer, and The Lenders from Time to Time Party Hereto dated as of May 9, 2017 and Exhibits	10-Q/A	001-37511	10.3	12/29/2017
10.26¥	Consent and First Amendment to Amended and Restated Credit Agreement and First Amendment to Amended and Restated Cash Diversion and Commitment Fee Guaranty, dated as of December 28, 2017	10-K	001-37511	10.29	3/6/2018
10.27¥	Credit Agreement among Sunrun Scorpio Portfolio 2017-A, LLC, as Borrower, Keybank National Association, as Administrative Agent, Keybank National Association, as LC Issuer, and The Lenders from Time to Time Party Hereto dated as of October 20, 2017 and Exhibits	10-K	001-37511	10.30	3/6/2018
10.28¥	Amendment No. 5 to Credit Agreement among the Company, AEE Solar, Inc., Sunrun South LLC, Sunrun Installation Services Inc., Clean Energy Experts, LLC, each of the lenders identified on the signature pages thereto, Credit Suisse AG, Cayman Islands Branch and Silicon Valley Bank, dated as of February 23, 2018	10-Q	001-37511	10.1	5/9/2018
10.29¥	Second Amended and Restated Credit Agreement among Sunrun Hera Portfolio 2015-A, LLC, Investec Bank PLC (as administrative agent, issuing bank and as lender), and each of the additional lenders identified on the signature pages thereto, dated January 15, 2016, amended and restated as of June 23, 2017 and further amended and restated as of March 27, 2018	10-Q	001-37511	10.2	5/9/2018
10.30	First Amendment to Credit Agreement among the Company, Sunrun Neptune Portfolio 2016-A, LLC, SunTrust Bank (as administrative agent and as lender), ING Capital LLC (as issuer and as lender), and each of the additional Lenders from time to time party thereto, dated as of March 26, 2018	10-Q	001-37511	10.3	5/9/2018

Exhibit		Incorporated by Reference				Filed Herewith
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.31¥	Consent and First Amendment to Second Amended and Restated Credit Agreement and Third Amendment to Amended and Restated Cash Diversion and Commitment Fee Guaranty dated as of July 18, 2018, among Sunrun Hera Portfolio 2015-A, Sunrun Inc., Investec Bank Plc (as administrative agent, issuing bank and as lender), and each of the additional lenders identified on the signature pages thereto	10-Q	001-37511	10.2	11/7/2018
10.32¥	Consent and Second Amendment to Second Amended and Restated Credit Agreement and Fourth Amendment to Amended and Restated Cash Diversion and Commitment Fee Guaranty dated as of August 22, 2018, among Sunrun Hera Portfolio 2015-A, LLC, Sunrun Inc., Investec Bank Plc (as administrative agent, issuing bank and as lender) and each of the additional lenders identified on the signature pages thereto	10-Q	001-37511	10.3	11/7/2018
10.33	Consent and Third Amendment to Second Amended and Restated Credit Agreement and Sixth Amendment to Amended and Restated Cash Diversion and Commitment Fee Guaranty dated as of September 25, 2018 among Sunrun Hera Portfolio 2015-A, LLC, Sunrun Inc,, Investec Bank Plc (as administrative agent, issuing bank and as lender) and each of the additional lenders identified on the signature pages thereto	10-Q	001-37511	10.4	11/7/2018
10.34¥	Indenture between Sunrun Athena Issuer 2018-1, LLC and Wells Fargo Bank, National Association, dated as of December 20, 2018	10-K	001-37511	10.36	2/28/2019
10.35¥	Fourth Amendment to Second Amended and Restated Credit Agreement among Sunrun Hera Portfolio 2015-A, LLC, Investec Bank Plc (as administrative agent and issuing bank), and each of the additional Lenders identified on the signature pages thereto, dated as of November 30, 2018	10-K	001-37511	10.37	2/28/2019
10.36¥	Amendment No. 6 to Credit Agreement among the Company, AEE Solar, Inc., Sunrun South LLC, Sunrun Installation Services Inc., Clean Energy Experts, LLC, each of the lenders identified on the signature pages thereto, Credit Suisse AG, Cayman Islands Branch, dated as of November 14, 2018	10-K	001-37511	10.38	2/28/2019
10.37^	Consent, Waiver and Fifth Amendment to Second Amended and Restated Credit Agreement and Sixth Amendment to Amended and Restated Cash Diversion and Commitment Fee Guaranty dated as of February 28, 2019, among Sunrun Hera Portfolio 2015-A, LLC, Sunrun Inc., Investec Bank PLC and each of the additional lenders identified on the signature pages thereto.	10-Q	001-37511	10.1	5/8/2019

Exhibit		Incorporated by Reference				Filed Herewith
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.38^	Sixth Amendment to Second Amended and Restated Credit Agreement and Seventh Amendment to Amended and Restated Cash Division and Commitment Fee Guaranty dated as of February 28, 2019, among Sunrun Hera Portfolio 2015-A, LLC, Sunrun Inc., Investec Bank PLC and each of the additional lenders identified on the signature pages thereto.	10-Q	001-37511	10.2	5/8/2019
10.39^	Indenture between Sunrun Xanadu Issuer 2019-1, LLC and Wells Fargo Bank, National Association, dated as of June 6, 2019	10-Q	001-37511	10.1	8/7/2019
10.40^	First Amendment to Credit Agreement and First Amendment to Cash Diversion Guaranty dated as of June 28, 2019 among Sunrun Scorpio Portfolio 2017-A, LLC, as Borrower, Keybank National Association, as Administrative Agent, Keybank National Association, as LC Issuer, and each of the additional lenders identified on the signature page thereto	10-Q	001-37511	10.2	8/7/2019
10.41^	Indenture between Sunrun Atlas Issuer 2019-2, LLC and Wells Fargo Bank, National Association, dated as of October 28, 2019					X
10.42^
Amendment No. 7 to the Credit Agreement among the Company, AEE Solar, Inc., Sunrun South LLC, Sunrun Installation Services Inc., Clean Energy Experts, LLC, KeyBank National Association (as administrative agent and as lender), Silicon Valley Bank (as collateral agent and as lender), and each of the additional lenders identified on the signature pages thereto, dated as of November 12, 2019
						X
10.43^	Consent and Seventh Amendment to Second Amended and Restated Credit Agreement and Eighth Amendment to Amended and Restated Cash Diversion and Commitment Fee Guaranty dated as of September 27, 2019, among Sunrun Hera Portfolio 2015-A, Sunrun Inc., Investec Bank Plc (as administrative agent, issuing bank and as lender), and each of the additional lenders identified on the signature pages thereto	10-Q	001-37511	10.1	11/12/2019
10.44^
Consent and Eighth Amendment to Second Amended and Restated Credit Agreement and Ninth Amendment to Amended and Restated Cash Diversion and Commitment Fee Guaranty dated as of December 30, 2019, among Sunrun Hera Portfolio 2015-A, the Company, Investec Bank Plc (as administrative agent, issuing bank and as lender), and each of the additional lenders identified on the signature pages thereto
						X
21.1	List of subsidiaries of the Registrant	S-1	333-205217	21.1	6/25/2015
23.1	Consent of Independent Registered Public Accounting Firm					X

Exhibit		Incorporated by Reference				Filed Herewith
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1†	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the In-line XBRL document
101.SCH	XBRL Taxonomy Schema Linkbase Document
101.CAL	XBRL Taxonomy Definition Linkbase Document
101.DEF	XBRL Taxonomy Calculation Linkbase Document
101.LAB	XBRL Taxonomy Labels Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document
104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the In-line XBRL document.

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

+	Indicates management contract or compensatory plan.
¥	Confidential treatment has been requested as to certain portions of this exhibit, which portions have been omitted and submitted separately to the Securities and Exchange Commission.
^	Portions of this exhibit have been omitted from the exhibit because they are both not material and would be competitively harmful if publicly disclosed.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Sunrun Inc.

Date: February 27, 2020	By:	/s/ Lynn Jurich
Lynn Jurich
Chief Executive Officer and Director
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Lynn Jurich	Chief Executive Officer and Director (Principal Executive Officer)	February 27, 2020
Lynn Jurich

/s/ Robert Komin	Chief Financial Officer (Principal Financial Officer)	February 27, 2020
Robert Komin

/s/ Michelle Philpot	Chief Accounting Officer (Principal Accounting Officer)	February 27, 2020
Michelle Philpot

/s/ Edward Fenster	Chairman and Director	February 27, 2020
Edward Fenster

/s/ Katherine August-deWilde	Director	February 27, 2020
Katherine August-deWilde

/s/ Leslie Dach	Director	February 27, 2020
Leslie Dach

/s/ Alan Ferber	Director	February 27, 2020
Alan Ferber

/s/ Mary Powell	Director	February 27, 2020
Mary Powell

/s/ Gerald Risk	Director	February 27, 2020
Gerald Risk