Form 10-Q
period 2020-03-31
Sunrun Inc.
filed 2020-05-06
CIK 1469367

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 4, 2020, the number of shares of the registrant’s common stock outstanding was 120,330,159.

Sunrun Inc.
Consolidated Balance Sheets
(In Thousands, Except Share Par Values)
(Unaudited)

	March 31, 2020	December 31, 2019
Assets
Current assets:
Cash	$286,418	$269,577
Restricted cash	79,682	93,504
Accounts receivable (net of allowances for doubtful accounts of $3,128 and $3,151 as of March 31, 2020 and December 31, 2019, respectively)	65,509	77,728
State tax credits receivable	7,780	6,466
Inventories	257,614	260,571
Prepaid expenses and other current assets	10,813	25,984
Total current assets	707,816	733,830
Restricted cash	148	148
Solar energy systems, net	4,644,044	4,492,615
Property and equipment, net	52,995	56,708
Intangible assets, net	18,060	19,543
Goodwill	95,094	95,094
Other assets	420,350	408,403
Total assets (1)	$5,938,507	$5,806,341
Liabilities and total equity
Current liabilities:
Accounts payable	$159,791	$223,356
Distributions payable to noncontrolling interests and redeemable noncontrolling interests	17,766	16,062
Accrued expenses and other liabilities	118,869	148,497
Deferred revenue, current portion	78,419	77,643
Deferred grants, current portion	8,089	8,093
Finance lease obligations, current portion	9,167	10,064
Non-recourse debt, current portion	71,508	35,348
Pass-through financing obligation, current portion	11,148	11,031
Total current liabilities	474,757	530,094
Deferred revenue, net of current portion	660,309	651,856
Deferred grants, net of current portion	217,692	218,568
Finance lease obligations, net of current portion	11,005	12,895
Recourse debt	237,960	239,485
Non-recourse debt, net of current portion	2,128,840	1,980,107
Pass-through financing obligation, net of current portion	327,090	327,974
Other liabilities	229,052	141,401
Deferred tax liabilities	37,445	65,964
Total liabilities (1)	4,324,150	4,168,344
Commitments and contingencies (Note 15)
Redeemable noncontrolling interests	415,693	306,565
Stockholders’ equity:
Preferred stock, $0.0001 par value—authorized, 200,000 shares as of March 31, 2020 and December 31, 2019; no shares issued and outstanding as of March 31, 2020 and December 31, 2019	—	—
Common stock, $0.0001 par value—authorized, 2,000,000 shares as of March 31, 2020 and December 31, 2019; issued and outstanding, 120,123 and 118,451 shares as of March 31, 2020 and December 31, 2019, respectively	12	12
Additional paid-in capital	775,233	766,006
Accumulated other comprehensive loss	(125,051)	(52,753)
Retained earnings	222,279	251,466
Total stockholders’ equity	872,473	964,731
Noncontrolling interests	326,191	366,701
Total equity	1,198,664	1,331,432
Total liabilities, redeemable noncontrolling interests and total equity	$5,938,507	$5,806,341

1)The Company’s consolidated assets as of March 31, 2020 and December 31, 2019 include $3,833,562 and $3,521,202, respectively, in assets of variable interest entities (“VIEs”) that can only be used to settle obligations of the VIEs. These assets include solar energy systems, net, as of March 31, 2020 and December 31, 2019 of $3,415,118 and $3,259,712, respectively; cash as of March 31, 2020 and December 31, 2019 of $178,982 and $133,362, respectively; restricted cash as of March 31, 2020 and December 31, 2019 of $7,370 and $2,746, respectively; accounts receivable, net as of March 31, 2020 and December 31, 2019 of $25,927 and $21,956, respectively; inventories as of March 31, 2020 and December 31, 2019 of $110,594 and 15,721, respectively; prepaid expenses and other current assets as of March 31, 2020 and December 31, 2019 of $1,497 and $554, respectively; and other assets as of March 31, 2020 and December 31, 2019 of $94,074 and $87,151, respectively. The Company’s consolidated liabilities as of March 31, 2020 and December 31, 2019 include $897,807 and $774,564, respectively, in liabilities of VIEs whose creditors have no recourse to the Company. These liabilities include accounts payable as of March 31, 2020 and December 31, 2019 of $13,758 and $11,531, respectively; distributions payable to noncontrolling interests and redeemable noncontrolling interests as of March 31, 2020 and December 31, 2019 of $17,716 and $16,012, respectively; accrued expenses and other current liabilities as of March 31, 2020 and December 31, 2019 of $9,977 and $10,740, respectively; deferred revenue as of March 31, 2020 and December 31, 2019 of $498,065 and $482,138, respectively; deferred grants as of March 31, 2020 and December 31, 2019 of $27,776 and $28,034, respectively; non-recourse debt as of March 31, 2020 and December 31, 2019 of $291,798 and $206,476, respectively; and other liabilities as of March 31, 2020 and December 31, 2019 of $38,717 and $19,633, respectively.
The accompanying notes are an integral part of these consolidated financial statements.

Sunrun Inc.
Consolidated Statements of Operations
(In Thousands, Except Per Share Amounts)
(Unaudited)

	Three Months Ended March 31,
	2020	2019
Revenue:
Customer agreements and incentives	$99,124	$99,850
Solar energy systems and product sales	111,607	94,654
Total revenue	210,731	194,504
Operating expenses:
Cost of customer agreements and incentives	78,277	69,493
Cost of solar energy systems and product sales	91,598	77,799
Sales and marketing	70,270	55,953
Research and development	4,046	5,474
General and administrative	28,074	29,063
Amortization of intangible assets	1,483	893
Total operating expenses	273,748	238,675
Loss from operations	(63,017)	(44,171)
Interest expense, net	49,924	41,340
Other (income) expenses, net	(50)	4,756
Loss before income taxes	(112,891)	(90,267)
Income tax benefit	(3,342)	(3,361)
Net loss	(109,549)	(86,906)
Net loss attributable to noncontrolling interests and redeemable noncontrolling interests	(81,590)	(73,044)
Net loss attributable to common stockholders	$(27,959)	$(13,862)
Net loss per share attributable to common stockholders
Basic	$(0.23)	$(0.12)
Diluted	$(0.23)	$(0.12)
Weighted average shares used to compute net loss per share attributable to common stockholders
Basic	119,220	113,912
Diluted	119,220	113,912

The accompanying notes are an integral part of these consolidated financial statements.

Sunrun Inc.
Consolidated Statements of Comprehensive Loss
(In Thousands)
(Unaudited)

	Three Months Ended March 31,
	2020	2019
Net loss attributable to common stockholders	$(27,959)	$(13,862)
Other comprehensive (loss) income:
Unrealized loss on derivatives, net of income taxes	(72,543)	(17,013)
Interest income (expense) on derivatives recognized into earnings, net of income taxes	245	(989)
Other comprehensive loss	(72,298)	(18,002)
Comprehensive loss	$(100,257)	$(31,864)

Sunrun Inc.
Consolidated Statements of Redeemable Noncontrolling Interests and Equity
Three Months Ended March 31, 2020 and 2019
(In Thousands)
(Unaudited)

	Three Months Ended March 31, 2020
	Redeemable Noncontrolling Interests	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders' Equity	Noncontrolling Interests	Total Equity
		Shares	Amount	Shares	Amount
Balance at December 31, 2019	$306,565	—	$—	118,451	$12	$766,006	$(52,753)	$251,466	$964,731	$366,701	$1,331,432
Cumulative effect of adoption of new ASU (No. 2016-13)	—	—	—	—	—	—	—	(1,228)	(1,228)	—	(1,228)
Exercise of stock options	—	—	—	1,009	—	5,949	—	—	5,949	—	5,949
Issuance of restricted stock units, net of tax withholdings	—	—	—	663	—	(3,530)	—	—	(3,530)	—	(3,530)
Stock-based compensation	—	—	—	—	—	6,808	—	—	6,808	—	6,808
Contributions from noncontrolling interests and redeemable noncontrolling interests	150,904	—	—	—	—	—	—	—	—	20,000	20,000
Distributions to noncontrolling interests and redeemable noncontrolling interests	(7,084)	—	—	—	—	—	—	—	—	(13,612)	(13,612)
Net loss	(34,692)	—	—	—	—	—	—	(27,959)	(27,959)	(46,898)	(74,857)
Other comprehensive loss, net of taxes	—	—	—	—	—	—	(72,298)	—	(72,298)	—	(72,298)
Balance at March 31, 2020	$415,693	—	$—	120,123	$12	$775,233	$(125,051)	$222,279	$872,473	$326,191	$1,198,664

	Three Months Ended March 31, 2019
	Redeemable Noncontrolling Interests	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders' Equity	Noncontrolling Interests	Total Equity
		Shares	Amount	Shares	Amount
Balance at December 31, 2018	$126,302	—	$—	113,149	$11	$722,429	$(3,124)	$229,391	$948,707	$334,075	$1,282,782
Cumulative effect of adoption of new ASU (No. 2018-02)	—	—	—	—	—	—	(740)	740	—	—	—
Exercise of stock options	—	—	—	1,139	—	4,279	—	—	4,279	—	4,279
Issuance of restricted stock units, net of tax withholdings	—	—	—	451	—	(3,442)	—	—	(3,442)		(3,442)
Stock-based compensation	—	—	—	—	—	5,783	—	—	5,783		5,783
Contributions from noncontrolling interests and redeemable noncontrolling interests	31,610	—	—	—	—	—	—	—	—	120,539	120,539
Distributions to noncontrolling interests and redeemable noncontrolling interests	(3,126)	—	—	—	—	—	—	—	—	(15,103)	(15,103)
Net loss	(17,170)	—	—	—	—	—		(13,862)	(13,862)	(55,874)	(69,736)
Acquisition of noncontrolling interest	—	—	—	—	—	1,077	—	—	1,077	(6,066)	(4,989)
Other comprehensive loss, net of taxes	—	—	—	—	—	—	(18,002)	—	(18,002)	—	(18,002)
Balance at March 31, 2019	$137,616	—	$—	114,739	$11	$730,126	$(21,866)	$216,269	$924,540	$377,571	$1,302,111

Sunrun Inc.
Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Three Months Ended March 31,
	2020	2019
Operating activities:
Net loss	$(109,549)	$(86,906)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization, net of amortization of deferred grants	51,021	43,661
Deferred income taxes	(3,342)	(3,361)
Stock-based compensation expense	7,309	5,783
Bonus liability converted to RSUs	11,636	—
Interest on pass-through financing obligations	5,877	6,472
Reduction in pass-through financing obligations	(9,689)	(9,986)
Other noncash items	11,442	1,489
Changes in operating assets and liabilities:
Accounts receivable	11,044	(147)
Inventories	2,957	3,283
Prepaid and other assets	1,115	(35,868)
Accounts payable	(55,604)	(22,577)
Accrued expenses and other liabilities	(51,667)	7,724
Deferred revenue	10,565	101,848
Net cash (used in) provided by operating activities	(116,885)	11,415
Investing activities:
Payments for the costs of solar energy systems	(207,360)	(198,880)
Purchases of property and equipment	(3,105)	(2,517)
Net cash used in investing activities	(210,465)	(201,397)
Financing activities:
Proceeds from state tax credits, net of recapture	—	2,604
Proceeds from issuance of recourse debt	43,475	40,000
Repayment of recourse debt	(45,000)	(47,965)
Proceeds from issuance of non-recourse debt	191,751	181,652
Repayment of non-recourse debt	(12,997)	(99,248)
Payment of debt fees	—	(2,654)
Proceeds from pass-through financing and other obligations	1,762	1,785
Early repayment of pass-through financing obligation	—	(7,597)
Payment of finance lease obligations	(2,953)	(3,001)
Contributions received from noncontrolling interests and redeemable noncontrolling interests	170,904	152,149
Distributions paid to noncontrolling interests and redeemable noncontrolling interests	(18,992)	(18,447)
Acquisition of noncontrolling interest	—	(4,600)
Proceeds from exercises of stock options, net of withholding taxes paid on restricted stock units	2,419	839
Net cash provided by financing activities	330,369	195,517
Net change in cash and restricted cash	3,019	5,535
Cash and restricted cash, beginning of period	363,229	304,399
Cash and restricted cash, end of period	$366,248	$309,934
Supplemental disclosures of cash flow information
Cash paid for interest	$28,435	$20,058
Cash paid for income taxes	$—	$—
Supplemental disclosures of noncash investing and financing activities
Purchases of solar energy systems and property and equipment included in accounts payable and accrued expenses	$43,664	$24,303
Right-of-use assets obtained in exchange for new finance lease liabilities	$180	$3,543

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

Note 2. Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (the "SEC") regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. As such, these unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s annual report on Form 10-K for the year ended December 31, 2019. Beginning in the quarter ended March 31, 2020, a strain of coronavirus (COVID-19) has spread throughout the United States and at this point, the extent to which the coronavirus may impact operations of the Company is uncertain. The extent of the impact of the coronavirus on the Company's business and operations will depend on several factors, such as the duration, severity, and geographic spread of the outbreak. The Company is monitoring the evolving situation closely and evaluating its potential exposure. The results of the three months ended March 31, 2020 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2020 or other future periods, particularly in light of the uncertain impact COVID-19 could have on the Company's business.
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

Use of Estimates
The preparation of the consolidated financial statements requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The Company regularly makes estimates and assumptions, including, but not limited to, revenue recognition constraints that result in variable consideration, the discount rate used to adjust the promised amount of consideration for the effects of a significant financing component, the estimates that affect the collectability of accounts receivable, the valuation of inventories, the useful lives of solar energy systems, the useful lives of property and equipment, the valuation and useful lives of intangible assets, the effective interest rate used to amortize pass-through financing obligations, the discount rate uses for operating and financing leases, the fair value of contingent consideration, the valuation of stock-based compensation, the determination of valuation allowances associated with deferred tax assets, the fair value of debt instruments disclosed and the redemption value of redeemable noncontrolling interests. The Company bases its estimates on historical experience and on various other assumptions believed to be reasonable. In light of the uncertain impact COVID-19 could have on the Company's business, the Company's estimates may change in the future. Actual results may differ from such estimates.
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
Revenue from external customers for each group of similar products and services is as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Customer agreements	$94,253	$78,528
Incentives	4,871	21,322
Customer agreements and incentives	99,124	99,850

Solar energy systems	71,277	58,436
Products	40,330	36,218
Solar energy systems and product sales	111,607	94,654
Total revenue	$210,731	$194,504

Revenue from Customer Agreements includes payments by customers for the use of the system as well as utility and other rebates assigned by the customer to the Company in the Customer Agreement. Revenue from incentives includes revenue from the sale of commercial investment tax credits ("Commercial ITCs") and solar renewable energy credits (“SRECs”).

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
The following table provides a reconciliation of cash and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statement of cash flows. Cash and restricted cash consists of the following (in thousands):

	Three Months Ended March 31,
	2020	2019
Beginning of period:
Cash	$269,577	$226,625
Restricted cash, current and long-term	93,652	77,774
Total	$363,229	$304,399

End of period:
Cash	$286,418	$245,604
Restricted cash, current and long-term	79,830	64,330
Total	$366,248	$309,934

Accounts Receivable
Accounts receivable consist of amounts due from customers, as well as state and utility rebates due from government agencies and utility companies. Under Customer Agreements, the customers typically assign incentive rebates to the Company.
The opening balance of Accounts receivable, net was $66.4 million as of December 31, 2018. Accounts receivable, net, consists of the following (in thousands):

	March 31, 2020	December 31, 2019
Customer receivables	$65,537	$79,899
Other receivables	61	23
Rebates receivable	3,039	957
Allowance for doubtful accounts	(3,128)	(3,151)
Total	$65,509	$77,728
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

The opening balance of deferred revenue was $591.6 million as of December 31, 2018. Deferred revenue consists of the following (in thousands):

	March 31, 2020	December 31, 2019
Under Customer Agreements:
Payments received	$560,007	$558,630
Financing component balance	46,634	44,874
	606,641	603,504

Under SREC contracts:
Payments received	127,672	122,680
Financing component balance	4,415	3,315
	132,087	125,995

Total	$738,728	$729,499

In the three months ended March 31, 2020 and 2019, the Company recognized revenue of $17.4 million and $14.0 million, respectively, from amounts included in deferred revenue at the beginning of the respective periods. Revenue allocated to remaining performance obligations represents contracted revenue that has not yet been recognized and includes deferred revenue as well as amounts that will be invoiced and recognized as revenue in future periods. Contracted but not yet recognized revenue was approximately $6.9 billion as of March 31, 2020, of which the Company expects to recognize approximately 6% over the next 12 months. The annual recognition is not expected to vary significantly over the next 10 years as the vast majority of existing Customer Agreements have at least 10 years remaining, given that the average age of the Company's fleet of residential solar energy systems under Customer Agreements is less than four years due to the Company being formed in 2007 and having experienced significant growth in the last few years. The annual recognition on these existing contracts will gradually decline over the midpoint of the Customer Agreements over the following 10 years as the typical 20- or 25-year initial term expires on individual Customer Agreements.
Fair Value of Financial Instruments
The Company defines fair value as the exchange price that would be received for an asset or an exit price that would be paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The Company uses valuation approaches to measure fair value that maximize the use of observable inputs and minimize the use of unobservable inputs. The FASB establishes a three-tier fair value hierarchy for disclosure of fair value measurements as follows:
•Level 1—Inputs are unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date;
•Level 2—Inputs are observable, unadjusted quoted prices in active markets for similar assets or liabilities, unadjusted quoted prices for identical or similar assets or liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the related assets or liabilities; and
•Level 3—Inputs that are unobservable, significant to the measurement of the fair value of the assets or liabilities and are supported by little or no market data.

The Company's financial instruments include cash, receivables, accounts payable, accrued expenses, distributions payable to noncontrolling interests, derivatives, contingent consideration, and recourse and non-recourse debt.
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
SREC revenue arises from the sale of environmental credits generated by solar energy systems and is generally recognized upon delivery of the SRECs to the counterparty. For pass-through financing obligation Funds, the value attributable to the monetization of Commercial ITCs is recognized in the period a solar system is granted PTO - see Note 10, Pass-through Financing Obligations.
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
Recently Issued and Adopted Accounting Standards
Accounting standards adopted January 1, 2019:

In February 2018, the FASB issued Accounting Standards Update ("ASU") No. 2018-02, Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which allows companies to reclassify stranded tax effects resulting from the Tax Cuts and Jobs Act from accumulated other comprehensive income to retained earnings. The Company adopted ASU No. 2018-02 effective January 1, 2019, which resulted in an adjustment of $0.7 million for the reclassification, as reflected in its consolidated statement of redeemable noncontrolling interests and equity. The Company uses the aggregate portfolio approach when reclassifying stranded tax effects from accumulated other comprehensive income.
Accounting standards adopted January 1, 2020:
        In June 2016, the FASB issued ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments, which replaces the current incurred loss impairment methodology with a current expected credit losses model. The amendment applies to entities that hold financial assets and net investment in leases that are not accounted for at fair value through net income as well as loans, debt securities, trade receivables, net investments in leases, off-balance sheet credit exposures, reinsurance receivables and any other financial assets not excluded from the scope that have the contractual right to receive cash. The Company adopted ASU No. 2016-13 effective January 1, 2020, using a modified retrospective transition method, which resulted in a cumulative-effect adjustment of $1.2 million for the establishment of a credit loss allowance for unbilled receivables related to Customer Agreements, as reflected in its consolidated statement of redeemable noncontrolling interests and stockholders' equity.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement, which modifies the disclosure requirements on fair value measurements as part of its disclosure framework project. Under this amendment, entities will no longer be required to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy. However, for Level 3 fair value measurements, disclosures around the range and weighted average used to develop significant unobservable inputs will be required. The Company adopted ASU No. 2018-13 effective January 1, 2020, and there was no impact to its consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, which requires a customer in a cloud computing arrangement that is a service contract to follow the internal-use software guidance in Topic 350, Intangibles—Goodwill and Other, to determine which implementation costs to capitalize as assets or expense as incurred. This ASU is effective for annual reporting periods, and interim periods within those years, beginning after December 15, 2019, and can be applied either prospectively to implementation costs incurred after the date of adoption or retrospectively to all arrangements. The Company prospectively adopted ASU No. 2018-15 effective January 1, 2020, and there was no adoption date impact to its consolidated financial statements.
        In October 2018, the FASB issued ASU No. 2018-17, Consolidation (Topic 810), Targeted Improvements to Related Party Guidance for Variable Interest Entities, which aligns the evaluation of decision-making fees under the variable interest entity guidance. Under this new guidance, in order to determine whether decision-making fees represent a variable interest, an entity considers indirect interests held through related parties under common control on a proportionate basis. This ASU is effective for annual reporting periods, and interim periods within those years, beginning after December 15, 2019, and must be applied retrospectively with a cumulative-effect adjustment to retained earnings at the beginning of the earliest period presented. The Company adopted ASU No. 2018-17 effective January 1, 2020, and there was no impact to its consolidated financial statements.

Accounting standards to be adopted:
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
In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848), Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts, hedging relationships, and other transactions that reference LIBOR or other reference rates that are expected to be discontinued because of reference rate reform. This ASU is available for adoption as of the beginning of the interim period that includes March 12, 2020 through December 31, 2022, as contract modifications or hedging relationships entered into or evaluated after December 31, 2022 are excluded unless an entity has elected certain optional expedients for and that are retained through the end of the hedging relationship. For the Company’s cash flow hedges in which the designated hedged risk is LIBOR or another rate that is expected to be discontinued, the Company has adopted the portion of the guidance that allows it to assert that it remains probable that the hedged forecasted transaction will occur. The Company is currently evaluating the remainder of this guidance and the impact it may have on the Company's consolidated financial statements.

Note 3. Fair Value Measurement
At March 31, 2020 and December 31, 2019, the carrying value of receivables, accounts payable, accrued expenses and distributions payable to noncontrolling interests approximates fair value due to their short-term nature and falls under the Level 2 hierarchy. The carrying values and fair values of debt instruments are as follows (in thousands):

	March 31, 2020		December 31, 2019
	Carrying Value	Fair Value	Carrying Value	Fair Value
Bank line of credit	$237,960	$237,960	$239,485	$239,485
Senior debt	781,015	782,337	625,519	626,023
Subordinated debt	550,777	582,437	513,938	524,581
Securitization debt	868,556	893,510	875,998	931,320
Total	$2,438,308	$2,496,244	$2,254,940	$2,321,409
At March 31, 2020 and December 31, 2019, the fair value of the Company’s lines of credit, and certain senior, subordinated and SREC loans approximate their carrying values because their interest rates are variable rates that approximate rates currently available to the Company. At March 31, 2020 and December 31, 2019, the fair value of the Company’s other debt instruments are based on rates currently offered for debt with similar maturities and terms. The Company’s fair value of the debt instruments fell under the Level 2 hierarchy. These valuation approaches involve some level of management estimation and judgment, the degree of which is dependent on the price transparency for the instruments or market.
        At March 31, 2020 and December 31, 2019, financial instruments measured at fair value on a recurring basis, based upon the fair value hierarchy, are as follows (in thousands):

	March 31, 2020
	Level 1	Level 2	Level 3	Total
Derivative liabilities:
Interest rate swaps	$—	$162,727	$—	$162,727
Total	$—	$162,727	$—	$162,727
Contingent consideration:
Contingent consideration	$—	$—	$9,557	$9,557
Total	$—	$—	$9,557	$9,557

	December 31, 2019
	Level 1	Level 2	Level 3	Total
Derivative assets:
Interest rate swaps	$—	$683	$—	$683
Total	$—	$683	$—	$683
Derivative liabilities:
Interest rate swaps	$—	$64,361	$—	$64,361
Total	$—	$64,361	$—	$64,361
Contingent consideration:
Contingent consideration:	$—	$—	$11,809	$11,809
Total	$—	$—	$11,809	$11,809

The above balances are recorded in other liabilities in the consolidated balance sheets, except for $7.5 million as of March 31, 2020, which is recorded in accrued expenses and other liabilities.
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
        The Company recorded contingent consideration in connection with a business combination, which is dependent on the achievement of specified deployment milestones associated with the number of solar energy systems installed through 2022. The Company determined the fair value of the contingent consideration using a probability-weighted expected return methodology that considers the timing and probabilities of achieving these milestones and uses discount rates that reflect the appropriate cost of capital. Contingent consideration was valued with Level 3 inputs. The Company reassesses the valuation assumptions each reporting period, with any changes in the fair value accounted for in the consolidated statements of operations.
The change in the activity of Level 3 contingent consideration balance is as follows (in thousands):

Balance at December 31, 2019	$11,809
Change in fair value recognized in earnings within sales and marketing expense	(2,090)
Payable for solar systems that have met deployment milestones	(162)
Balance at March 31, 2020	$9,557

Note 4. Inventories
Inventories consist of the following (in thousands):

	March 31, 2020	December 31, 2019
Raw materials	$244,850	$239,449
Work-in-process	12,764	21,122
Total	$257,614	$260,571

The Internal Revenue Service (“IRS”) provided taxpayers a safe harbor opportunity to retain access to the pre-2020 30% tax credit amount through specific rules released in Notice 2018-59. The Company has sought to avail itself of the safe harbor in order to retain the 30% Commercial ITC that was available in 2019 with respect to approximately 500 MW of projects by incurring certain costs and taking title to equipment in 2019. As of March 31, 2020, there was approximately $124.6 million related to the safe harbor program within raw materials.

Note 5. Solar Energy Systems, net
Solar energy systems, net consists of the following (in thousands):

	March 31, 2020	December 31, 2019
Solar energy system equipment costs	$4,674,992	$4,510,677
Inverters	490,340	471,471
Total solar energy systems	5,165,332	4,982,148
Accumulated depreciation and amortization	(737,808)	(692,218)
Construction-in-progress	216,520	202,685
Total solar energy systems, net	$4,644,044	$4,492,615
All solar energy systems, including construction-in-progress, have been leased to or are subject to signed Customer Agreements with customers. The Company recorded depreciation expense related to solar energy systems of $46.4 million and $39.4 million for the three months ended March 31, 2020 and 2019, respectively. The depreciation expense was reduced by the amortization of deferred grants of $2.0 million for both the three months ended March 31, 2020 and 2019.

Note 6. Other Assets
Other assets consist of the following (in thousands):

	March 31, 2020	December 31, 2019
Costs to obtain contracts - customer agreements	$279,091	$268,964
Costs to obtain contracts - incentives	2,481	2,481
Accumulated amortization of costs to obtain contracts	(40,299)	(36,925)
Unbilled receivables, net	113,331	104,346
Operating lease right-of-use assets	32,380	34,678
Other assets	33,366	34,859
Total	$420,350	$408,403
The Company recorded amortization of costs to obtain contracts of $3.4 million and $2.7 million for the three months ended March 31, 2020 and 2019, respectively, in Sales and marketing in the consolidated statements of operations.

The majority of unbilled receivables arise from fixed price escalators included in the Company's long-term Customer Agreements.  The escalator is included in calculating the total estimated transaction value for an individual Customer Agreement.  The total estimated transaction value is then recognized over the term of the Customer Agreement.  The amount of unbilled receivables increases while cumulative billings for an individual Customer Agreement are less than the cumulative revenue recognized for that Customer Agreement.  Conversely, the amount of unbilled receivables decreases when the actual cumulative billings becomes higher than the cumulative revenue recognized. At the end of the initial term of a Customer Agreement, the cumulative amounts recognized as revenue and billed to date are the same, therefore the unbilled receivable balance for an individual Customer Agreement will be zero. As a result of the adoption of ASU No. 2016-13, an allowance for credit loss on unbilled receivables was established as of January 1, 2020. The Company applies an estimated loss-rate in order to determine the current expected credit loss for unbilled receivables. The estimated loss-rate is determined by analyzing historical credit losses, residential first and second mortgage foreclosures and consumers' utility default rates, as well as current economic conditions. The Company reviews individual customer collection status of electricity billings to determine whether the unbilled receivables for an individual customer should be written off, including the possibility of a service transfer to a potential new homeowner.

The change in allowance for credit loss is as follows (in thousands):

Balance at January 1, 2020	$(1,228)
Provision for credit losses	(506)
Write-offs	391
Recoveries	—
Balance at March 31, 2020	$(1,343)

Note 7. Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consist of the following (in thousands):

	March 31, 2020	December 31, 2019
Accrued employee compensation	$42,588	$38,750
Operating lease obligations	10,440	9,790
Accrued interest	12,695	13,048
Accrued professional fees	3,950	4,732
Other accrued expenses	49,196	82,177
Total	$118,869	$148,497

Note 8. Indebtedness
As of March 31, 2020, debt consisted of the following (in thousands, except percentages):

	Carrying Values, net of debt discount			Unused Borrowing Capacity(2)	Interest Rate (1)	Maturity Date
	Current	Long Term	Total
Recourse debt:
Bank line of credit	$—	$237,960	$237,960	$—	4.04% - 5.10%	April 2022
Total recourse debt	—	237,960	237,960	—

Non-recourse debt:
Senior	31,205	749,810	781,015	291	3.44% - 5.61%	April 2022 - July 2027
Subordinated	12,510	538,267	550,777	—	6.78% - 10.65%	March 2023 - July 2030
Securitization Class A	27,298	832,186	859,484	—	3.61% - 5.31%	July 2024 - February 2055
Securitization Class B	495	8,577	9,072	—	5.38%	July 2024
Total non-recourse debt	71,508	2,128,840	2,200,348	291
Total debt	$71,508	$2,366,800	$2,438,308	$291
(1)  Reflects contractual, unhedged rates. See Note 9, Derivatives for hedge rates.
(2) Represents the additional amount the Company could borrow, if any, based on the state of its existing assets as of March 31, 2020. For a description of the amount of capital commitments the Company can draw from as it constructs new assets, please see Item 2. Management’s Discussion and Analysis of Financial Conditions and Result of Operations, Debt and Financing Fund Commitments.

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
Under the terms of the working capital facility, the Company is required to meet various restrictive covenants, such as the completion and presentation of audited consolidated financial statements, maintaining a minimum unencumbered liquidity of at least $25.0 million at the end of each calendar month, maintaining quarter end liquidity of at least $35.0 million, and maintaining a minimum interest coverage ratio of 3.00 or greater, measured quarterly as of the last day of each quarter. The Company was in compliance with all debt covenants as of March 31, 2020. As of March 31, 2020, the balance under this facility was $238.0 million with a maturity date in April 2022.
Senior and Subordinated Debt Facilities
        Each of the Company's senior and subordinated debt facilities contains customary covenants including the requirement to maintain certain financial measurements and provide lender reporting. Each of the senior and subordinated debt facilities also contain certain provisions in the event of default that entitle lenders to take certain actions including acceleration of amounts due under the facilities and acquisition of membership interests and assets that are pledged to the lenders under the terms of the senior and subordinated debt facilities. The facilities are non-recourse to the Company and are secured by net cash flows from Customer Agreements or inventories less certain operating, maintenance and other expenses that are available to the borrower after distributions to tax equity investors, where applicable. Under the terms of these facilities, the Company's subsidiaries pay interest and principal from the net cash flows available to the subsidiaries. The Company was in compliance with all debt covenants as of March 31, 2020.
        As of March 31, 2020, certain subsidiaries of the Company had an outstanding balance of $352.2 million on secured credit facilities that were syndicated with various lenders due in October 2024 and August 2029. The credit facilities totaled $375.8 million and consisted of $363.3 million in term loans, and a $12.5 million revolving debt service reserve letter of credit facility. Term Loan A ("TLA") is a senior delayed draw term loan that bears interest at LIBOR +2.125% per annum for LIBOR loans or the Base Rate +1.125% per annum on Base Rate loans. Term Loan B ("TLB") is subordinated debt that bears interest at 9.25% per annum.
        As of March 31, 2020, certain subsidiaries of the Company had an outstanding balance of $179.5 million on senior secured credit facilities that were syndicated with various lenders due in April 2024. These facilities are subject to the National Grid project equity transaction. The credit facilities totaled $202.0 million and consisted of a $195.0 million senior delayed draw term loan facility and a $7.0 million revolving debt service reserve letter of credit facility. Loans under the facility bear interest at LIBOR +2.25% per annum, for the initial four-year period for LIBOR loans or the Base Rate +1.25% per annum for Base Rate Loans. The Base Rate is the highest of the Federal Funds Rate +0.50%, the Prime Rate, or LIBOR +1.00%. The facilities are non-recourse to the Company and are secured by net cash flows from Customer Agreements and SRECs, less certain operating, maintenance and other expenses that are available to the borrower after distributions to tax equity investors. Prepayments are permitted under the delayed draw term loan facility.
        As of March 31, 2020, certain subsidiaries of the Company had an outstanding balance of $340.7 million on secured credit facilities agreements, as amended, with a syndicate of banks due in March 2023. The facilities totaled $595.0 million and consisted of a revolving aggregation facility (“Aggregation Facility”), a term loan ("Term Loan") and a revolving debt service reserve letter of credit facility. Senior loans under the Aggregation Facility bear interest at LIBOR +2.50% per annum for the initial three-year revolving availability period, stepping up to LIBOR +2.75% per annum in the following two-year period. The subordinated Term Loan bears interest at LIBOR +5.00% per annum for the first three-year period, stepping up to LIBOR +6.50% per annum thereafter. Term Loan prepayment penalties range from 0% - 1% depending on the timing of prepayments.
        As of March 31, 2020, a subsidiary of the Company had an outstanding balance of $16.0 million on a term loan due in April 2022. The loan is secured by the assets and related net cash flow of this subsidiary and is non-recourse to the Company's other assets. Loans under this facility bear interest at 4.50% per annum.
        As of March 31, 2020, a subsidiary of the Company had an outstanding balance of $13.2 million on a secured, non-recourse loan agreement due in September 2022. The loan will be repaid through cash flows from a pass-through financing obligation arrangement previously entered into by the Company. The loan agreement contains customary covenants including the requirement to maintain certain financial measurements and provide lender reporting. The loan also contains certain provisions in the event of default that entitle the lender to take certain actions including acceleration of amounts due under the loan. Loans under this facility bear interest at LIBOR +2.25% per annum.
        As of March 31, 2020, a subsidiary of the Company had an outstanding balance of $126.2 million on a term loan due in January 2030. The loan is secured by the assets and related net cash flow of this subsidiary and is non-recourse to the Company’s other assets. Loans under this facility bear interest at 10.50% per annum.
        As of March 31, 2020, a subsidiary of the Company had an outstanding balance of $63.8 million on a term loan due in July 2030. The loan is secured by the assets and related net cash flow of this subsidiary and is non-recourse to the Company’s other assets. Loans under this facility bear interest between 2.00% - 3.25% plus 6.75% per annum.
As of March 31, 2020, a subsidiary of the Company had an outstanding balance of $9.4 million on a term loan due in July 2027. The loan is secured by the assets and related net cash flow of this subsidiary and is non-recourse to the Company’s other assets. Loans under this facility bear interest at 5.61% per annum.
As of March 31, 2020, a subsidiary of the Company had an outstanding balance of $130.0 million on a term loan due in November 2025. The loan is secured by the assets and related net cash flow of this subsidiary and is non-recourse to the Company’s other assets. Loans under this facility bear interest at LIBOR (at a 2.00% floor) + 6.75% per annum.
As of March 31, 2020, certain subsidiaries of the Company had an outstanding balance of $101.0 million on secured credit facilities agreements with banks due in March 2024. The facilities totaled $134.0 million and consisted of two revolving aggregation facilities (“Aggregation Facilities”) and a revolving debt service reserve letter of credit facility. The senior loan under the Aggregation Facilities bear interest at LIBOR +3.00%. The subordinated loan under the Aggregation Facilities bears interest at LIBOR +9.00% per annum. These debt facilities are related to the Company's participation in the IRS's safe harbor program to retain access to the 30% Commercial ITC that was available in 2019.

Securitization Loans
Each of the Company's securitized loans contains customary covenants including the requirement to provide reporting to the indenture trustee and ratings agencies. Each of the securitized loans also contain certain provisions in the event of default which entitle the indenture trustee to take certain actions including acceleration of amounts due under the facilities and acquisition of membership interests and assets that are pledged to the lenders under the terms of the securitized loans. The facilities are non-recourse to the Company and are secured by net cash flows from Customer Agreements less certain operating, maintenance and other expenses that are available to the borrower after distributions to tax equity investors, where applicable. Under the terms of these loans, the Company's subsidiaries pay interest and principal from the net cash flows available to the subsidiaries. The Company was in compliance with all debt covenants as of March 31, 2020.
As of March 31, 2020, a subsidiary of the Company had an outstanding balance of $83.1 million on solar asset-backed notes ("Notes") secured by associated customer contracts (“Solar Assets”) held by a special purpose entity (“Issuer”). As of March 31, 2020 and December 31, 2019, these Solar Assets had a carrying value of $155.6 million and $157.6 million, respectively, and are included under solar energy systems, net, in the consolidated balance sheets. The Notes were issued at a discount of 0.08%.
As of March 31, 2020, a subsidiary of the Company had an outstanding balance of $298.7 million on solar asset-backed notes secured by net cash flows from Customer Agreements less certain operating, maintenance and other expenses that are available to the issuer after distributions to tax equity investors. The Notes were issued at a discount of 1.47%. The assets and cash flows generated by the Solar Assets are not available to the other creditors of the Company, and the creditors of the Issuer, including the Note holders, have no recourse to the Company's other assets.
As of March 31, 2020, a subsidiary of the Company had an outstanding balance of $184.3 million on solar asset-backed notes secured by net cash flows from Customer Agreements less certain operating, maintenance and other expenses that are available to the issuer. The Notes were issued at a discount of 0.01%.
As of March 31, 2020, a subsidiary of the Company had an outstanding balance of $302.5 million on solar asset-backed notes secured by net cash flows from Customer Agreements less certain operating, maintenance and other expenses that are available to the issuer. The Notes were issued at a discount of 0.05%.

Note 9. Derivatives
Interest Rate Swaps
The Company uses interest rate swaps to hedge variable interest payments due on certain of its term loans and aggregation facility. These swaps allow the Company to incur fixed interest rates on these loans and receive payments based on variable interest rates with the swap counterparty based on the one- or three-month LIBOR on the notional amounts over the life of the swaps.
The interest rate swaps have been designated as cash flow hedges. The credit risk adjustment associated with these swaps is the risk of non-performance by the counterparties to the contracts. In the three months ended March 31, 2020, the hedge relationships on the Company’s interest rate swaps have been assessed as highly effective as the critical terms of the interest rate swaps match the critical terms of the underlying forecasted hedged transactions. Accordingly, changes in the fair value of these derivatives are recorded as a component of accumulated other comprehensive income, net of income taxes. Changes in the fair value of these derivatives are subsequently reclassified into earnings, and are included in interest expense, net in the Company’s statements of operations, in the period that the hedged forecasted transactions affects earnings.
All amounts in Accumulated other comprehensive income (loss) ("AOCI") in the consolidated statements of redeemable noncontrolling interests and equity relate to derivatives, refer to the consolidated statements of comprehensive (loss) income. The net (loss) gain on derivatives includes the tax effect of $26.4 million and $6.1 million for the three months ended March 31, 2020 and 2019, respectively.
During the next 12 months, the Company expects to reclassify $12.4 million of net losses on derivative instruments from accumulated other comprehensive income to earnings. There were no undesignated derivative instruments recorded by the Company as of March 31, 2020.

The Company’s master netting and other similar arrangements allow net settlements under certain conditions. When those conditions are met, the Company presents derivatives at net fair value. As of March 31, 2020, the information related to these offsetting arrangements were as follows (in thousands):

Instrument Description	Gross Amounts of Recognized Assets / Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets / Liabilities Included in the Consolidated Balance Sheet
Assets:
Derivatives	$—	$—	$—

Liabilities:
Derivatives	(162,727)	—	(162,727)
Total	$(162,727)	$—	$(162,727)
As of December 31, 2019 the information related to these offsetting arrangements were as follows (in thousands):

Instrument Description	Gross Amounts of Recognized Assets / Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets / Liabilities Included in the Consolidated Balance Sheet
Assets:
Derivatives	$683	$(615)	$68

Liabilities:
Derivatives	(64,361)	615	(63,746)
Total	$(63,678)	$—	$(63,678)
At March 31, 2020, the Company had the following derivative instruments (dollars in thousands):

Type	Quantity	Effective Dates	Maturity Dates	Hedge Interest Rates	Notional Amount	Adjusted Net Fair Market Value
Interest rate swap	1	4/29/2016	8/31/2022	1.27%- 1.29%	$11,103	$(242)
Interest rate swaps	8	7/31/2017 - 1/31/2018	4/30/2024 - 10/20/2024	2.16% - 2.39%	278,986	(20,303)
Interest rate swaps	3	4/30/2021	10/30/2026 - 10/31/2026	2.89% - 3.08%	102,720	(13,858)
Interest rate swaps	2	10/31/2019	4/30/2027	1.89% - 1.90%	19,347	(1,048)
Interest rate swaps	2	10/31/2019	10/31/2031	1.44% - 1.50%	23,125	(1,269)
Interest rate swaps	4	1/31/2018 - 1/31/2020	4/30/2034 - 10/31/2034	2.62% - 2.78%	243,655	(48,121)
Interest rate swaps	8	7/31/2017 - 10/18/2024	4/30/2035 - 10/31/2035	2.56% - 2.95%	275,561	(35,218)
Interest rate swap	1	10/18/2024	1/31/2036	2.95%	14,656	(1,799)
Interest rate swaps	3	1/31/2019 - 4/30/2021	4/30/2037	3.28% - 3.30%	100,000	(24,503)
Interest rate swaps	3	10/30/2026 - 10/31/2026	1/31/2038	3.01% - 3.16%	101,135	(16,366)
Total					$1,170,288	$(162,727)

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
Under these financing obligation arrangements, wholly owned subsidiaries of the Company finance the cost of solar energy systems with investors for an initial term of typically 20 or 22 years. The solar energy systems are subject to Customer Agreements with an initial term of typically 20 or 25 years that automatically renew on an annual basis. These solar energy systems are reported under the line item solar energy systems, net in the consolidated balance sheets. As of March 31, 2020 and December 31, 2019, the cost of the solar energy systems placed in service under the financing obligation arrangements was $657.5 million and $657.9 million, respectively. The accumulated depreciation related to these assets as of March 31, 2020 and December 31, 2019 was $101.8 million and $95.9 million, respectively.
The investors make a series of large up-front payments and, in certain cases, subsequent smaller quarterly payments (lease payments) to the subsidiaries of the Company. The Company accounts for the payments received from the investors under the financing obligation arrangements as borrowings by recording the proceeds received as financing obligations on its consolidated balance sheets, and cash provided by financing activities in its consolidated statement of cash flows. These financing obligations are reduced over a period of approximately 22 years by customer payments under the Customer Agreements, U.S. Treasury grants (where applicable) and proceeds from the contracted resale of SRECs as they are received by the investor. In addition, funds paid for the Commercial ITC value upfront are initially recorded as a refund liability and recognized as revenue as the associated solar energy system reaches PTO. The Commercial ITC value is reflected in the cash provided by operations on the consolidated statement of cash flows. The Company accounts for the Customer Agreements and any related U.S. Treasury grants, as well as the resale of SRECs, consistent with the Company’s revenue recognition accounting policies as described in Note 2, Summary of Significant Accounting Policies.
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

Note 11. VIE Arrangements
The Company consolidated various VIEs at March 31, 2020 and December 31, 2019. The carrying amounts and classification of the VIEs’ assets and liabilities included in the consolidated balance sheets are as follows (in thousands):

	March 31, 2020	December 31, 2019
Assets
Current assets
Cash	$178,982	$133,362
Restricted cash	7,370	2,746
Accounts receivable, net	25,927	21,956
Inventories	110,594	15,721
Prepaid expenses and other current assets	1,497	554
Total current assets	324,370	174,339
Solar energy systems, net	3,415,118	3,259,712
Other assets	94,074	87,151
Total assets	$3,833,562	$3,521,202
Liabilities
Current liabilities
Accounts payable	$13,758	$11,531
Distributions payable to noncontrolling interests and redeemable noncontrolling interests	17,716	16,012
Accrued expenses and other liabilities	9,977	10,740
Deferred revenue, current portion	39,646	38,265
Deferred grants, current portion	1,011	1,011
Non-recourse debt, current portion	40,587	4,901
Total current liabilities	122,695	82,460
Deferred revenue, net of current portion	458,419	443,873
Deferred grants, net of current portion	26,765	27,023
Non-recourse debt, net of current portion	251,211	201,575
Other liabilities	38,717	19,633
Total liabilities	$897,807	$774,564
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

The carrying value of redeemable noncontrolling interests was greater than the redemption value except for nine Funds at both March 31, 2020 and December 31, 2019, where the carrying value has been adjusted to the redemption value.

Note 13. Stock-Based Compensation
Stock Options
The following table summarizes the activity for all stock options under all of the Company’s equity incentive plans for the three months ended March 31, 2020 (shares and aggregate intrinsic value in thousands):

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2019	10,784	$7.38	6.52	$71,745
Granted	1,086	9.96
Exercised	(1,009)	5.88
Cancelled	(162)	9.00
Outstanding at March 31, 2020	10,699	$7.75	6.80	$33,024

Options vested and exercisable at March 31, 2020	6,922	$6.52	5.80	$26,557
Restricted Stock Units
The following table summarizes the activity for all restricted stock units (“RSUs”) under all of the Company’s equity incentive plans for the three months ended March 31, 2020 (shares in thousands):

	Number of Awards	Weighted Average Grant Date Fair Value
Unvested balance at December 31, 2019	3,943	$11.42
Granted	1,747	10.30
Issued	(663)	10.88
Cancelled / forfeited	(184)	10.17
Unvested balance at March 31, 2020	4,843	$11.14
Additionally, RSU awards were granted during the three months ended March 31, 2020, which are excluded from the table above as the number of shares will not be calculated until May 2020. The approximate fair value of the awards, $12.1 million, is recorded in accrued expenses and other liabilities in the consolidated balance sheet.
Employee Stock Purchase Plan
Under the Company's 2015 Employee Stock Purchase Plan ("ESPP"), eligible employees are offered shares bi-annually through a 24-month offering period that encompasses four six-month purchase periods. Each purchase period begins on the first trading day on or after May 15 and November 15 of each year. Employees may purchase a limited number of shares of the Company’s common stock via regular payroll deductions at a discount of 15% of the lower of the fair market value of the Company’s common stock on the first trading date of each offering period or on the exercise date. Employees may deduct up to 15% of payroll, with a cap of $25,000 of fair market value of shares in any calendar year and 10,000 shares per employee per purchase period.

Stock-Based Compensation Expense
The Company recognized stock-based compensation expense, including ESPP expenses, in the consolidated statements of operations as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Cost of customer agreements and incentives	$1,946	$632
Cost of solar energy systems and product sales	673	167
Sales and marketing	3,478	1,128
Research and development	1,075	336
General and administration	11,773	3,520
Total	$18,945	$5,783

Note 14. Income Taxes
The income tax benefit rate for the three months ended March 31, 2020 and 2019 was 2.9% and 3.7%, respectively. The differences between the actual consolidated effective income tax rate and the U.S. federal statutory rate were primarily attributable to the allocation of losses on noncontrolling interests and an increase in valuation allowance.
The Company sells solar energy systems to investment Funds. As the investment Funds are consolidated by the Company, the gain on the sale of the assets has been eliminated in the consolidated financial statements, however gains on sale are recognized for tax purposes.
CARES Act
On March 27, 2020, President Trump signed the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) into law. The CARES Act is a relief package that includes changes to the U.S. tax code including but not limited to, (1) modifications to the calculation of interest deductibility in 2019 and 2020, (2) changes to rules related to the uses and limitations of net operating loss carryforwards created from 2018 to 2020, and (3) technical corrections for qualified improvement property. The Company does not anticipate the CARES Act will have a material impact on income tax expense for 2020.
Uncertain Tax Positions

As of March 31, 2020 and December 31, 2019, the Company had no uncertain tax positions.
Tax Holidays

The Company received approval from a U.S. territory for a reduced income tax rate on February 3, 2020. The reduced income tax rate is retroactive to 2018 and is effective through December 31, 2043. The benefit from the reduced income tax rate of $1.3 million for the years ended December 31, 2019 and 2018 was included in income tax expense for the quarter ended March 31, 2020. The benefit from the reduced income tax rate for the quarter ended March 31, 2020 was $0.3 million.

Note 15. Commitments and Contingencies
Letters of Credit
As of March 31, 2020 and December 31, 2019, the Company had $17.5 million and $20.1 million, respectively, of unused letters of credit outstanding, which carry fees of 2.13% - 3.25% per annum and 1.25% - 3.25% per annum, respectively.

Operating and Finance Leases
The Company leases real estate under non-cancellable-operating leases and equipment under finance leases.
The components of lease expense were as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Finance lease cost:
Amortization of right-of-use assets	$2,657	$3,484
Interest on lease liabilities	217	239
Operating lease cost	3,126	2,879
Short-term lease cost	120	524
Variable lease cost	810	877
Sublease income	(160)	(156)
Total lease cost	$6,770	$7,847

Other information related to leases was as follows (dollars in thousands):

	Three Months Ended March 31,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$2,575	$2,567
Operating cash flows from finance leases	221	201
Financing cash flows from finance leases	2,953	3,060
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	32	20,395
Finance leases	180	3,566
Weighted average remaining lease term (years):
Operating leases	4.99	5.55
Finance leases	2.70	2.90
Weighted average discount rate:
Operating leases	5.5%	5.2%
Finance leases	4.2%	4.3%
Future minimum lease commitments under non-cancellable leases as of March 31, 2020 were as follows (in thousands):

	Operating Leases	Sublease Income	Net Operating Leases	Finance Leases
2020	$12,586	$825	$11,761	$9,802
2021	10,991	439	10,552	6,970
2022	9,289	—	9,289	3,900
2023	8,189	—	8,189	516
2024	3,346	—	3,346	33
Thereafter	7,330	—	7,330	1
Total future lease payments	51,731	1,264	50,467	21,222
Less: Amount representing interest	6,666	—	6,666	1,050
Present value of future payments	45,065	1,264	43,801	20,172
Less: Tenant incentives	273	—	273	—
Net present value of future payments	44,792	1,264	43,528	20,172
Less: Current portion	10,440	—	10,440	9,167
Long-term portion	$34,352	$1,264	$33,088	$11,005

Purchase Commitment
The Company entered into purchase commitments, which have the ability to be canceled without significant penalties, with multiple suppliers to purchase $132.1 million of photovoltaic modules, inverters and batteries by the end of 2022.

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
Commercial ITC and Cash Grant Indemnification
The Company is contractually committed to compensate certain investors for any losses that they may suffer in certain limited circumstances resulting from reductions in Commercial ITCs or U.S. Treasury grants. Generally, such obligations would arise as a result of reductions to the value of the underlying solar energy systems as assessed by the Internal Revenue Service (the “IRS”). At each balance sheet date, the Company assesses and recognizes, when applicable, the potential exposure from this obligation based on all the information available at that time, including any audits undertaken by the IRS. One of the Company's investment funds has been selected for audit by the IRS. In addition, one of the Company's investors is also being audited by the IRS. However, since these audits are ongoing, the Company is unable to determine the potential tax liabilities as of the filing date of this Quarterly Report on Form 10-Q. The maximum potential future payments that the Company could have to make under this obligation would depend largely on the difference between the prices at which the solar energy systems were sold or transferred to the Funds (or, in certain structures, the fair market value claimed in respect of such systems (referred to as "claimed values")) and the eligible basis determined by the IRS. The Company set the purchase prices and claimed values based on fair market values determined with the assistance of an independent third-party appraisal with respect to the systems that generate Commercial ITCs that are passed-through to, and claimed by, the Fund investors. In April 2018, the Company purchased an insurance policy providing for certain payments by the insurers in the event there is any final determination (including a judicial determination) that reduced the Commercial ITCs claimed in respect of solar energy systems sold or transferred to most Funds through April 2018, or later, in the case of Funds added to the policy after such date. In general, the policy indemnifies the Company and related parties for additional taxes (including penalties and interest) owed in respect of lost Commercial ITCs, gross-up costs and expenses incurred in defending such claim, subject to negotiated exclusions from, and limitations to, coverage.
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

On April 8, 2019, a putative class action captioned Loftus et al. v. Sunrun Inc., Case No. 3:19-cv-01608, was filed in the United States District Court, Northern District of California. The complaint generally alleges violations of the Telephone Consumer Protection Act (the “TCPA”) on behalf of an individual and putative classes of persons alleged to be similarly situated. Plaintiffs filed a First Amended Complaint on June 26, 2019, adding defendant MediaMix 365, LLC, also asserting individual and putative class claims under the TCPA, along with claims under the California Invasion of Privacy Act. In the amended version of their Complaint, plaintiffs seek statutory damages, equitable and injunctive relief, and attorneys’ fees and costs on behalf of themselves and the absent purported classes. On January 23, 2020, the Court held a status conference and set discovery deadlines. Most, if not all, of the claims asserted in the lawsuit relate to activities allegedly engaged in by third-party vendors, for which the Company denies any responsibility. The vendors are contractually obligated to indemnify the Company for losses related to the conduct alleged. The Company believes that the claims are without merit and intends to defend itself vigorously.

Note 16. Earnings Per Share
The computation of the Company’s basic and diluted net loss per share is as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2020	2019
Numerator:
Net loss attributable to common stockholders	$(27,959)	$(13,862)
Denominator:
Weighted average shares used to compute net loss per share attributable to common stockholders, basic	119,220	113,912
Weighted average effect of potentially dilutive shares to purchase common stock	—	—
Weighted average shares used to compute net loss per share attributable to common stockholders, diluted	119,220	113,912
Net loss per share attributable to common stockholders
Basic	$(0.23)	$(0.12)
Diluted	$(0.23)	$(0.12)

The following shares were excluded from the computation of diluted net loss per share as the impact of including those shares would be anti-dilutive (in thousands):

	Three Months Ended March 31,
	2020	2019
Outstanding stock options	2,616	1,313
Unvested restricted stock units	2,002	1,480
Total	4,618	2,793

Note 17. Acquisitions

Omni Energy, LLC

In July 2019, the Company acquired a specified customer pipeline and assembled workforce from Omni Energy, LLC (“Omni”), an existing solar integrator with multi-family solar project origination and development capabilities.

The purchase consideration for the assets acquired was approximately $23.5 million, consisting of $2.7 million in cash upfront and $20.8 million representing the fair value of contingent consideration based upon new solar system installations through 2022. The Company estimated the fair value of the contingent consideration at the acquisition date using a probability-weighted discounted cash flow methodology. The estimated range of outcomes (undiscounted) was from $17.7 million to $28.9 million. The total fair value of the assets acquired of $23.5 million is comprised of an intangible asset related to customer relationships of $14.2 million with estimated useful life of five years, and goodwill of $9.3 million. Customer relationships were valued with Level 3 inputs. The fair value of the contingent consideration as of March 31, 2020 was $9.6 million.

The fair value of the assets acquired and liabilities assumed is preliminary and may be adjusted as the Company obtains additional information, primarily related to adjustments for the customer relationships. If there are adjustments made for these items, the fair value of intangible assets and goodwill could be impacted. Thus these provisional measurements of fair value are subject to change. The Company expects to finalize the valuation of the intangible assets as soon as practicable, but not later than one year from the acquisition date.

Goodwill represents the excess of the purchase price over the fair value of the asset acquired. Goodwill recorded is primarily attributable to the acquired assembled workforce and synergies achieved through the elimination of redundant costs.

There was no revenue contributed from the acquired business to the Company, as measured from the date of the acquisition through March 31, 2020. The portion of the total expenses and net income associated with the acquired business was not separately identifiable due to the integration with the Company’s operations. Due to the nature of the acquisition, the operations acquired and the related unaudited pro forma information are immaterial.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The discussion in this Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and the Private Securities Litigation Reform Act of 1995, which statements involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:
•the potential effects of the COVID-19 pandemic on our business and operations, results of operations and financial position;
•the availability of rebates, tax credits and other financial incentives, and decreases to federal solar tax credits;
•determinations by the Internal Revenue Service of the fair market value of our solar energy systems;
•the retail price of utility-generated electricity or electricity from other energy sources;
•regulatory and policy development and changes;
•our ability to manage our supply chains and distribution channels and the impact of natural disasters and other events beyond our control, such as the COVID-19 pandemic;
•our industry’s, and specifically our, continued ability to manage costs (including, but not limited to, equipment costs) associated with solar service offerings;
•our strategic partnerships and expected benefits of such partnerships;
•the sufficiency of our cash, investment fund commitments and available borrowings to meet our anticipated cash needs;
•the expected size and time frame of our stock repurchase program;
•our need and ability to raise capital, refinance existing debt, and finance our operations and solar energy systems from new and existing investors;
•the potential impact of interest rates on our interest expense;
•our business plan and our ability to effectively manage our growth, including our rate of revenue growth;
•our ability to further penetrate existing markets, expand into new markets and our expectations regarding market growth (including, but not limited to, expected cancellation rates);
•our expectations concerning relationships with third parties, including the attraction, retention and continued existence of qualified solar partners;
•the impact of seasonality on our business;
•our investment in research and development and new product offerings;
•our ability to protect our intellectual property and customer data, as well as to maintain our brand;
•technical and capacity limitations imposed by power grid operators;
•the willingness of and ability of our solar partners to fulfill their respective warranty and other contractual obligations;
•our ability to renew or replace expiring, cancelled or terminated Customer Agreements at favorable rates or on a long-term basis;
•the ability of our solar energy systems to operate or deliver energy for any reason, including if interconnection or transmission facilities on which we rely become unavailable;
•our expectations regarding certain performance objectives and the renewal rates and purchase value of our solar energy systems after expiration of our Customer Agreements; and

•the calculation of certain of our key financial and operating metrics and accounting policies.
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
We have experienced substantial growth in our business and operations since our inception in 2007. As of March 31, 2020, we operated the second largest fleet of residential solar energy systems in the United States. We have an aggregate of 2,085 Megawatts Deployed as of March 31, 2020, and our Gross Earning Assets as of March 31, 2020 were approximately $3.9 billion. Please see the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Key Operating Metrics” for more details on how we calculate Megawatts Deployed and Gross Earning Assets.
        We also have a long track record of attracting low-cost capital from diverse sources, including tax equity and debt investors. Since inception we have raised tax equity investment funds to finance the installation of solar energy systems.
Recent Impacts of COVID-19 on Our Business
The COVID-19 pandemic and the resulting impact on the U.S. economy have accelerated many of our operational initiatives to deliver best-in-class customer value and to reduce costs. We have invested in technology to streamline our installation processes, including online permitting and interconnection in many locations, as well as employing extensive use of drone technology to complete rooftop surveys. While we continue to install solar systems in most markets, we are monitoring this fluid situation and will follow official regulations to protect our employees and customers.
Following the first shelter-in-place orders in California, we enabled our entire salesforce to complete sales consultations in a virtual setting. Despite the fact that we have paused sourcing leads through certain channels, we have seen more leads through our digital channels at similar or more attractive customer acquisition costs. We believe this transition towards a digital model will position us well to realize sustaining reductions in customer acquisition costs.
A significant portion of our business model is directly variable with deployments currently sold and built by our channel partners. In the remainder of our business, we have already taken actions to significantly lower our expenses, primarily from various labor-related cost actions, which we believe strike an appropriate balance that considers the welfare of our employees, protecting the business against possible downside scenarios, and preserving our ability to grow quickly as the situation stabilizes.
The ultimate impact of the COVID-19 pandemic is highly uncertain and subject to change, and we do not yet know the full extent of potential delays or impacts on our business, operations or the global economy as a whole. We will continue to monitor developments affecting our workforce, our customers, and our business operations generally and will take additional actions that we determine are necessary in order to mitigate these impacts.

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
As of March 31, 2020, we had 34 active investment funds, which are described below. We have established different types of investment funds to implement our asset monetization strategy. Depending on the nature of the investment fund, cash may be contributed to the investment fund by the investor upfront or in stages based on milestones associated with the design, construction or interconnection status of the solar energy systems. The cash contributed by the fund investor is used by the investment fund to purchase solar energy systems. The investment funds either own or enter into a master lease with a Sunrun subsidiary for the solar energy systems, Customer Agreements and associated incentives. We receive on-going cash distributions from the investment funds representing a portion of the monthly customer payments received. We use the upfront cash, as well as on-going distributions, to cover our costs associated with designing, purchasing and installing the solar energy systems. In addition, we also use debt, equity and other financing strategies to fund our operations. The allocation of the economic benefits between us and the fund investor and the corresponding accounting treatment varies depending on the structure of the investment fund.
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
The table below provides an overview of our current investment funds (dollars in millions):

Consolidated Joint Ventures
	Pass-Through Financing Obligations	Partnership Flip	JV Inverted Lease
Consolidation	Owner entity consolidated, tenant entity not consolidated	Single entity, consolidated	Owner and tenant entities consolidated
Balance sheet classification	Pass-through financing obligation	Redeemable noncontrolling interests and noncontrolling interests	Redeemable noncontrolling interests and noncontrolling interests
Revenue from ITCs	Recognized on the PTO date	None	None
Method of calculating investor interest	Effective interest rate method	Greater of HLBV or redemption value	Greater of HLBV or redemption value; or pro rata
Liability balance as of March 31, 2020	$338.2	N/A	N/A
Noncontrolling interest balance (redeemable or otherwise) as of March 31, 2020	N/A	$706.1	$35.8

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

•Megawatts Deployed represents the aggregate megawatt production capacity of our solar energy systems, whether sold directly to customers or subject to executed Customer Agreements (i) for which we have confirmation that the systems are installed on the roof, subject to final inspection; (ii) in the case of certain system installations by our partners, for which we have accrued at least 80% of the expected project cost, or (iii) for multi-family and any other systems that have reached NTP, measured on the percentage of the project that has been completed based on expected project cost.

•Gross Earning Assets represents the net cash flows (discounted at 6%) we expect to receive during the initial term of our Customer Agreements (typically 20 or 25 years) for systems that have been deployed as of the measurement date, plus a discounted estimate of the value of the Customer Agreement renewal term or solar energy system purchase at the end of the initial term. Consistent with industry standards, we use a discount rate of 6%. We consider a discount rate of 6% to be appropriate and consistent with recent market transactions that demonstrate that a portfolio of residential solar customer contracts is an asset class that can be securitized successfully on a long-term basis, with a coupon of less than 5%. We calculate the Gross Earning Assets value of the purchase or renewal amount at the expiration of the initial contract term assuming either a system purchase or a five year renewal (for our 25-year Customer Agreements) or a 10-year renewal (for our 20-year Customer Agreements), in each case forecasting only a 30-year customer relationship (although the customer may renew for additional years, or thereafter purchase the system), at a contract rate equal to 90% of the customer’s contractual rate in effect at the end of the initial contract term. After the initial (generally 20 or 25 year) contract term, our Customer Agreements typically automatically renew on an annual basis and the rate is initially set at up to a 10% discount to then-prevailing power prices.

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

◦Gross Earning Assets Under Energy Contract represents the net cash flows during the initial term of our Customer Agreements (less substantially all value from SRECs prior to July 1, 2015), for systems deployed as of the measurement date.

◦Gross Earning Assets Value of Purchase or Renewal is the forecasted net present value we would receive upon or following the expiration of the initial Customer Agreement term (either in the form of cash payments during any applicable renewal period or a system purchase at the end of the initial term), for systems deployed as of the measurement date.

Gross Earning Assets is forecasted as of a specific date. It is forward-looking, and we use judgment in developing the assumptions used to calculate it. Factors that could impact Gross Earning Assets include, but are not limited to, customer payment defaults, or declines in utility rates or early termination of a contract in certain circumstances, including prior to installation.

	As of March 31,
	2020	2019
Cumulative Megawatts Deployed (end of period)	2,085	1,661

	As of March 31,
	2020	2019

	(in thousands)
Gross Earning Assets Under Energy Contract	$2,671,019	$2,152,932
Gross Earning Assets Value of Purchase or Renewal	1,190,597	1,013,826
Gross Earning Assets	$3,861,616	$3,166,758

The tables below provide a range of Gross Earning Asset amounts if different default, discount and purchase and renewal assumptions were used.
Gross Earning Assets Under Energy Contract:

	As of March 31, 2020
	Discount rate
Default rate	4%	5%	6%	7%	8%

	(in thousands)
5%	$3,054,019	$2,813,328	$2,589,228	$2,414,769	$2,249,244
0%	$3,139,960	$2,890,276	$2,671,019	$2,477,117	$2,305,656
Gross Earning Assets Value of Purchase or Renewal:

	As of March 31, 2020
	Discount rate
Purchase or Renewal rate	4%	5%	6%	7%	8%

	(in thousands)
80%	$1,552,263	$1,266,035	$1,036,335	$851,350	$701,860
90%	$1,780,480	$1,452,083	$1,190,597	$976,286	$804,760
100%	$2,008,697	$1,638,132	$1,340,735	$1,101,222	$907,659

Total Gross Earning Assets:

	As of March 31, 2020
	Discount rate
Purchase or Renewal rate	4%	5%	6%	7%	8%

	(in thousands)
80%	$4,692,224	$4,156,311	$3,707,354	$3,328,467	$3,007,516
90%	$4,920,440	$4,342,359	$3,861,616	$3,453,403	$3,110,416
100%	$5,148,657	$4,528,408	$4,011,755	$3,578,339	$3,213,315

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

	Three Months Ended March 31,
	2020	2019

	(in thousands, except per share data)
Revenue:
Customer agreements and incentives	$99,124	$99,850
Solar energy systems and product sales	111,607	94,654
Total revenue	210,731	194,504
Operating expenses:
Cost of customer agreements and incentives	78,277	69,493
Cost of solar energy systems and product sales	91,598	77,799
Sales and marketing	70,270	55,953
Research and development	4,046	5,474
General and administrative	28,074	29,063
Amortization of intangible assets	1,483	893
Total operating expenses	273,748	238,675
Loss from operations	(63,017)	(44,171)
Interest expense, net	49,924	41,340
Other (income) expenses, net	(50)	4,756
Loss before income taxes	(112,891)	(90,267)
Income tax benefit	(3,342)	(3,361)
Net loss	(109,549)	(86,906)
Net loss attributable to noncontrolling interests and redeemable noncontrolling interests	(81,590)	(73,044)
Net loss attributable to common stockholders	$(27,959)	$(13,862)
Net loss per share attributable to common stockholders
Basic	$(0.23)	$(0.12)
Diluted	$(0.23)	$(0.12)
Weighted average shares used to compute loss per share attributable to common stockholders
Basic	119,220	113,912
Diluted	119,220	113,912

Comparison of the Three Months Ended March 31, 2020 and 2019
Revenue

	Three Months Ended March 31,		Change
	2020	2019	$	%

	(in thousands)
Customer agreements	$94,253	$78,528	$15,725	20%
Incentives	4,871	21,322	(16,451)	(77)%
Customer agreements and incentives	99,124	99,850	(726)	(1)%

Solar energy systems	71,277	58,436	12,841	22%
Products	40,330	36,218	4,112	11%
Solar energy systems and product sales	111,607	94,654	16,953	18%
Total revenue	$210,731	$194,504	$16,227	8%
Customer Agreements and Incentives. The $15.7 million increase in revenue from Customer Agreements was primarily due to both an increase in solar energy systems under Customer Agreements being placed in service in the period from April 1, 2019 through March 31, 2020, plus a full quarter of revenue recognized in the first quarter of 2020 for systems placed in service in the first quarter of 2019 versus only a partial quarter of such revenue related to the period in which the assets were in service in 2019. Revenue from incentives consists of sales of ITCs and SRECs, which decreased by $16.5 million during the three months ended March 31, 2020, compared to the prior year. The decrease was due to the sale of ITCs under a financing obligation fund opened in 2018, with PTO activity in that fund primarily concluding during the second quarter of 2019. There has been no such comparable fund opened in 2019 or 2020.
Solar Energy Systems and Product Sales. Revenue from solar energy systems sales increased by $12.8 million compared to the prior year due to increased demand through retail partners. Product sales increased by $4.1 million, primarily due to an increase in the volume of wholesale products sold.
Operating Expenses

	Three Months Ended March 31,		Change
	2020	2019	$	%

	(in thousands)
Cost of customer agreements and incentives	$78,277	$69,493	$8,784	13%
Cost of solar energy systems and product sales	91,598	77,799	13,799	18%
Sales and marketing	70,270	55,953	14,317	26%
Research and development	4,046	5,474	(1,428)	(26)%
General and administrative	28,074	29,063	(989)	(3)%
Amortization of intangible assets	1,483	893	590	66%
Total operating expenses	$273,748	$238,675	$35,073	15%
Cost of Customer Agreements and Incentives. The $8.8 million increase in Cost of customer agreements and incentives was primarily due to the increase in solar energy systems placed in service in the period from April 1, 2019 through March 31, 2020, plus a full quarter of costs recognized in the first quarter of 2020 for systems placed in service in the first quarter of 2019 versus only a partial quarter of such expenses related to the period in which the assets were in service in 2019.

The cost of Customer Agreements and incentives increased to 79% of revenue from customer agreements and incentives during the three months ended March 31, 2020, from 70% during the three months ended March 31, 2019 due to the $16.5 million decrease in revenue from incentives, as discussed above. The cost of sales related to incentives was minimal.
Cost of Solar Energy Systems and Product Sales. The $13.8 million increase in Cost of solar energy systems and product sales was due to the corresponding net increase in the solar energy systems and product sales discussed above.
Sales and Marketing Expense. The $14.3 million increase in Sales and marketing expense was primarily attributable to an increase in headcount driving higher employee compensation, as well as an increase in costs to acquire customers through our retail channels and sales lead generating partners. Included in sales and marketing expense is $3.4 million and $2.7 million of amortization of costs to obtain Customer Agreements for the three months ended March 31, 2020 and 2019, respectively, as well as $1.0 million related to furlough benefits and severance for the three months ended March 31, 2020.
Research and Development Expense. The $1.4 million decrease in Research and development expense was primarily attributable to a slight decrease in headcount resulting in lower employee compensation.
General and Administrative Expense. The $1.0 million decrease in General and administrative expenses was primarily attributable to a decrease in consulting and other professional fees.
During the three months ended March 31, 2020, we incurred $2.2 million of furlough benefit and severance costs incurred in the following line items within the consolidated statement of operations (in thousands):

Cost of customer agreements and incentives	$807
Cost of solar energy systems and product sales	197
Sales and marketing	1,002
General and administrative	163
$2,169

Non-Operating Expenses

	Three Months Ended March 31,		Change
	2020	2019	$	%

	(in thousands)
Interest expense, net	$49,924	$41,340	$8,584	21%
Other (income) expenses, net	$(50)	$4,756	$(4,806)	(101)%

Interest Expense, net. The increase in Interest expense, net of $8.6 million was related to additional non-recourse and pass-through financing obligation debt entered into subsequent to March 31, 2019. Included in net interest expense is $6.1 million and $5.9 million of non-cash interest recognized under Customer Agreements that have a significant financing component for the three months ended March 31, 2020 and 2019, respectively.

Other (Income) Expenses, net. The decrease in Other (income) expenses, net of $4.8 million relates primarily to losses on extinguishment of debt related to an early repayment of pass-through financing obligation in 2019, with no such comparable activity in the three months ended March 31, 2020.

Income Tax Expense

	Three Months Ended March 31,		Change
	2020	2019	$	%

	(in thousands)
Income tax (benefit) expense	$(3,342)	$(3,361)	$19	(1)%

The tax benefit at the statutory rate of 21.0% for 2020 was reduced by the allocation of losses to noncontrolling interests and redeemable noncontrolling interests of 15.1%, and increase in valuation allowance of 6.4% and increased by other benefits of 3.4%. The tax benefit at the statutory rate of 21.0% for 2019 was reduced by the allocation of the losses to noncontrolling interests and redeemable noncontrolling interests of 17.0%, and increase in valuation allowance of 6.2% and offset by tax deductions from other miscellaneous items of 5.9%. The tax benefit was flat compared to the prior year.
Net Loss Attributable to Noncontrolling Interests and Redeemable Noncontrolling Interests

	Three Months Ended March 31,		Change
	2020	2019	$	%

	(in thousands)
Net loss attributable to noncontrolling interests and redeemable noncontrolling interests	$(81,590)	$(73,044)	$(8,546)	12%

The increase in net loss attributable to noncontrolling interests and redeemable noncontrolling interests of $8.5 million was primarily a result of the addition of five investment funds since March 31, 2019, as well as the HLBV method used in determining the amount of net loss attributable to noncontrolling interests and redeemable noncontrolling interests, which generally allocates more loss to the noncontrolling interest in the first several years after fund formation.
Liquidity and Capital Resources

        As of March 31, 2020, we had cash of $286.4 million, which consisted of cash held in checking and savings accounts with financial institutions. We finance our operations mainly through a variety of financing fund arrangements that we have formed with fund investors, borrowings, cash generated from our sources of revenue, and proceeds from secured credit facilities arrangements with a syndicate of banks for up to $265.3 million and from secured, long-term non-recourse loan arrangements for up to $199.0 million. Our principal uses of cash are funding our business, including the costs of acquisition and installation of solar energy systems, satisfaction of our obligations under our debt instruments and other working capital requirements.

        Our business model requires substantial outside financing arrangements to grow the business and facilitate the deployment of additional solar energy systems. The solar energy systems that are operational are expected to generate a positive return rate over the term of the Customer Agreement, typically 20 or 25 years. However, in order to grow, we will continue to be dependent on financing from outside parties. If financing is not available to us on acceptable terms if and when needed, we may be required to reduce planned spending, which could have a material adverse effect on our operations. While there can be no assurances, we anticipate raising additional required capital from new and existing investors. In connection with our cost reduction measures discussed above implemented in response to COVID-19, we believe our cash, investment fund commitments and available borrowings as further described below will be sufficient to meet our anticipated cash needs for at least the next 12 months. The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
	2020	2019

	(in thousands)
Consolidated cash flow data:
Net cash (used in) provided by operating activities	$(116,885)	$11,415
Net cash used in investing activities	(210,465)	(201,397)
Net cash provided by financing activities	330,369	195,517
Net change in cash and restricted cash	$3,019	$5,535
Operating Activities
During the three months ended March 31, 2020, we used $116.9 million in net cash from operating activities. The driver of our operating cash outflow consists of the cost of our revenue, as well as sales, marketing and general and administrative costs. During the three months ended March 31, 2020, our operating cash outflows were $35.3 million from our net loss excluding non-cash and non-operating items. Changes in working capital resulted in a net cash outflow of $81.6 million.
During the three months ended March 31, 2019, we generated $11.4 million in net cash in operating activities. The driver of our operating cash inflow primarily relates to payments received from customers as well as incentives. During the three months ended March 31, 2019, our operating deferred revenue increased by $95.5 million arising from a sale of the right to SRECs to be generated over the next 10 to 15 years by a group of solar energy systems. In connection with the sale, we repaid debt previously drawn against the rights to these SRECs, which is reflected in our financing activities below. During the three months ended March 31, 2019, our operating cash outflows were $42.8 million from our net loss excluding non-cash and non-operating items. Changes in working capital resulted in a net cash inflow of $54.3 million.
Investing Activities
During the three months ended March 31, 2020, we used $210.5 million in cash in investing activities. The majority was used to design, acquire and install solar energy systems and components under our long-term Customer Agreements.
During the three months ended March 31, 2019, we used $201.4 million in cash in investing activities. The majority was used to design, acquire and install solar energy systems and components under our long-term Customer Agreements.
Financing Activities
During the three months ended March 31, 2020, we generated $330.4 million from financing activities. This was primarily driven by $153.7 million in net proceeds from fund investors and $177.2 million in net proceeds from debt, offset by $3.0 million in repayments under finance lease obligations.
During the three months ended March 31, 2019, we generated $195.5 million from financing activities. This was primarily driven by $123.3 million in net proceeds from fund investors and $71.8 million in net proceeds from debt, net of debt issuance costs and repayments, offset by $3.0 million in payments for finance lease obligations.

Debt and Investing Fund Commitments
As of March 31, 2020, we had committed and available capital of approximately $717.8 million that may only be used to purchase and install solar energy systems. We intend to establish new investment funds in the future, and we may also use debt, equity or other financing strategies to finance our business. For a discussion of the terms and conditions of debt instruments and changes thereof in the period, refer to Note 8, Indebtedness, to our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Contractual Obligations and Other Commitments
The following table summarizes our contractual obligations as of March 31, 2020 (in thousands):

	Payments Due by Period
	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years	Total

	(in thousands)
Contractual Obligations:
Debt obligations (including future interest)	$204,170	$925,322	$785,860	$1,368,209	$3,283,561
Purchase commitments	50,946	81,151	—	—	132,097
Distributions payable to noncontrolling interests and redeemable noncontrolling interests (1)	17,766	—	—	—	17,766
Financing lease obligations (including accrued interest)	9,802	10,870	549	1	21,222
Operating lease obligations, net of sublease income	11,761	19,841	11,535	7,330	50,467
Total contractual obligations	$294,445	$1,037,184	$797,944	$1,375,540	$3,505,113

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to certain market risks in the ordinary course of our business. Our primary exposure includes changes in interest rates because certain borrowings bear interest at floating rates based on LIBOR plus a specified margin. We sometimes manage our interest rate exposure on floating-rate debt by entering into derivative instruments to hedge all or a portion of our interest rate exposure in certain debt facilities. We do not enter into any derivative instruments for trading or speculative purposes. Changes in economic conditions could result in higher interest rates, thereby increasing our interest expense and operating expenses and reducing funds available for capital investments, operations and other purposes. For quantitative and qualitative disclosures about market risk, see Item 7A, "Quantitative and Qualitative Disclosures About Market Risk," of our annual report on Form 10-K for the year ended December 31, 2019. Our exposures to market risk have not changed materially since December 31, 2019.

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

In connection with that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective and designed to provide reasonable assurance that the information required to be disclosed is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms as of March 31, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15I and 15d-15I under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

Risks Related to Our Business and Our Industry

The COVID-19 pandemic could have an adverse impact on our business, operations and the markets and communities in which we operate. Efforts to mitigate or contain the pandemic and the resulting weakened economic conditions may disrupt and adversely affect our business.

The COVID-19 pandemic is having an unprecedented impact on the U.S. economy as federal, state and local governments react to this public health crisis, and has impacted our business and created significant uncertainties for our industry and the economy in general. As COVID-19 continues to spread and impact the country, effects such as the widespread growth in infections, travel restrictions, quarantines, return-to-work restrictions, and site closures have impacted and may continue to impact our ability to staff sales and operations centers and install and maintain solar energy systems in the field.

Due to these impacts and uncertainties, we have run multiple scenarios to stress test our business and operations to evaluate the impact of significant reductions in demand, and restraints or regulations limiting our ability to sell and/or install our products in some or all jurisdictions in which we operate. Given recent developments and mitigation measures that restrict certain paths to market our services, we have also accelerated our transition to a more digital sales model and reduced the size of certain parts of our workforce, particularly in our retail sales channels. We believe that the actions we have taken, and may continue to take in the future, to address these impacts will better position our company to manage these risks; however, they may also disrupt our operations, impede our productivity, or otherwise be ineffective in a rapidly changing environment.

We are further responding by taking steps to mitigate the potential risks to us posed by the spread of COVID-19. We have taken extra precautions for our employees who work in the field and for employees who continue to work in our facilities, and we have implemented work-from-home policies where appropriate. We have also implemented several protocols aimed at safeguarding customers. We provide a critical service to our customers, which means that we must take steps aimed at keeping our employees and customers safe and minimizing unnecessary risk of exposure to the virus.

In an effort to curtail the spread of the disease, various state and local jurisdictions have adopted executive orders, shelter-in-place orders, quarantines, and similar government orders and restrictions on the operations of many businesses and industries. In many such jurisdictions, we have been deemed an essential service, allowing us to continue our installation and field service operations. However, certain jurisdictions have enacted restrictions that would temporarily prevent our field sales and installations, and it is possible that additional jurisdictions could enact similar restrictions or curtail the scope of currently permitted operations.

The COVID-19 pandemic has also led to significant volatility in global financial markets, which could negatively affect our cost of and access to capital and could have an adverse impact on customer demand and the financial health and credit risk associated with our customers. Future disruptions or instability in capital markets could also negatively impact our ability to raise capital from third parties, such as tax equity partners, to grow our business. In addition, a recession or market correction resulting from the COVID-19 pandemic could adversely affect our business and the value of our common stock.

The extent to which COVID-19 may impact our supply chain is uncertain, and we are also working closely with our solar partners and suppliers to develop contingency plans for potential operations and supply chain interruptions.

The global COVID-19 pandemic continues to rapidly evolve. The ultimate impact of the pandemic is highly uncertain and subject to change. We do not yet know the full extent of potential delays or impacts on our business, operations or the global economy as a whole. However, these effects could have a material impact on our operations. We will continue to monitor developments affecting our workforce, our customers, and our business operations generally and will take additional actions that we determine are necessary in order to mitigate the impacts.

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

In addition, our business and results of operations are materially affected by conditions in the global capital markets and the economy. A general slowdown or volatility in current economic conditions, stemming from the COVID-19 pandemic, the level of U.S. national debt, currency fluctuations, unemployment rates, the availability and cost of credit, the U.S. housing market, tariffs, trade wars, inflation levels, interest rates, energy costs and concerns over a slowing economy, could adversely affect our business, including our ability to raise financing.

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

The availability of this tax-advantaged financing depends upon many factors, including:

•our ability to compete with other solar energy companies for the limited number of potential fund investors, each of which has limited funds and limited appetite for the tax benefits associated with these financings;

•the state of financial and credit markets;

•changes in the legal or tax risks associated with these financings; and

•non-renewal of these incentives or decreases in the associated benefits (including the anticipated step-down of the Commercial ITC described below).

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

We and our fund investors claim the Commercial ITC or the U.S. Treasury grant in amounts based on the fair market value of our solar energy systems. We have obtained independent appraisals to determine the fair market values we report for claiming Commercial ITCs and U.S. Treasury grants. With respect to U.S. Treasury grants, the U.S. Treasury Department reviews the reported fair market value in determining the amount initially awarded, and the IRS may also subsequently audit the fair market value and determine that amounts previously awarded constitute taxable income for U.S. federal income tax purposes. With respect to Commercial ITCs, the IRS may review the fair market value on audit and determine that the tax credits previously claimed must be reduced. If the fair market value is determined in these circumstances to be less than what we reported, we may owe our fund investors an amount equal to this difference, plus any costs and expenses associated with a challenge to that valuation. We could also be subject to tax liabilities, including interest and penalties. If the IRS further disagrees now or in the future with the amounts we reported regarding the fair market value of our solar energy systems, it could have a material adverse effect on our business, financial condition and prospects. One of our investment funds has been selected for audit by the IRS. In addition, one of our investors is currently being audited by the IRS. Both our and our investor's audits involve a review of the fair market value determination of our solar energy systems. If these audits result in an adverse finding, we may be subject to an indemnity obligation to our investors. The IRS audits are still ongoing, and we are unable to determine the potential tax liabilities as of each balance sheet date. We purchased an insurance policy in 2018 insuring us and related parties for additional taxes owed in respect of lost Commercial ITCs, gross-up costs and expenses incurred in defending the types of claims described above. However, this policy only covers certain investment funds and has negotiated exclusions from, and limitations to, coverage and therefore may not cover us for all such lost Commercial ITCs, taxes, costs and expenses.

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

Declining costs related to raw materials, manufacturing and the sale and installation of our solar service offerings have been a key driver in the pricing of our solar service offerings and, more broadly, customer adoption of solar energy. While historically the prices of solar panels and raw materials have declined, the cost of solar panels and raw materials could increase in the future, and such products’ availability could decrease, due to a variety of factors, including restrictions stemming from the COVID-19 pandemic, tariffs and trade barriers, export regulations, regulatory or contractual limitations, industry market requirements and changes in technology and industry standards.

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

As of March 31, 2020, a substantial majority of states have adopted net metering policies. Net metering policies are designed to allow homeowners to serve their own energy load using on-site generation. Electricity that is generated by a solar energy system and consumed on-site avoids a retail energy purchase from the applicable utility, and excess electricity that is exported back to the electric grid generates a retail credit within a homeowner’s monthly billing period. At the end of the monthly billing period, if the homeowner has generated excess electricity within that month, the homeowner typically carries forward a credit for any excess electricity to be offset against future utility energy purchases. At the end of an annual billing period or calendar year, utilities either continue to carry forward a credit, or reconcile the homeowner’s final annual or calendar year bill using different rates (including zero credit) for the exported electricity.

Utilities, their trade associations, and fossil fuel interests in the country are currently challenging net metering policies, and seeking to eliminate them, cap them, or impose charges on homeowners that have net metering. For example, on April 14, 2020, the New England Ratepayers Association filed a petition with the Federal Energy Regulatory Commission (“FERC”), asking it to assert control over how much states are allowed to credit customers for energy produced from a rooftop solar system. An unfavorable decision from FERC could lead to states adopting reduced compensation structures for solar energy not consumed on site, resulting in a significantly lower value proposition for our customers that would adversely impact our business. While the timing of the proceeding is uncertain, it is unlikely to be adjudicated during 2020.

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

All states regulate investor-owned utility retail electricity pricing. In addition, there are numerous publicly owned utilities and electric cooperatives that establish their own retail electricity pricing through some form of regulation or internal process. These regulations and policies could deter potential customers from purchasing our solar service offerings. For example, some utilities in states such as Arizona and Utah have sought and secured rate design changes that reduce credit for residential solar exports to below the retail rate and impose new charges for rooftop solar customers. Utilities in additional states may follow suit. Such rate changes can include changing rates to charge lower volume-based rates—the rates charged for kilowatt hours of electricity purchased by a residential customer—while raising unavoidable fixed charges that a homeowner is subject to when they purchase solar energy from third parties, and levying charges on homeowners based on their point of maximum demand during a month (referred to as “demand charge”). For example, the Arizona Public Service Company offers residential demand charge rate plans and if our solar customers have subscribed to those plans, they may not realize typical savings from our offerings. These forms of rate design could adversely impact our business by reducing the value of the electricity our solar energy systems produce and reducing any savings customers realize by purchasing our solar service offerings. These proposals could continue or be replicated in other states. In addition to changes in general rates charged to all residential customers, utilities are increasingly seeking solar-specific charges (which may be fixed charges, capacity-based charges, or other rate charges). Any of these changes could materially reduce the demand for our offerings and could limit the number of markets in which our offerings are competitive with electricity provided by the utilities.

Our business currently depends on the availability of utility rebates, tax credits, tax exemptions and other financial incentives in addition to other tax benefits. The expiration, elimination or reduction of these rebates and incentives could adversely impact our business.

Our business depends on government policies that promote and support solar energy and enhance the economic viability of owning solar energy systems. U.S. federal, state and local governmental bodies provide incentives to owners, distributors, installers and manufacturers of solar energy systems to promote solar energy. These incentives include Commercial ITCs, as discussed above, as well as other tax credits, rebates and SRECs associated with solar energy generation. Some markets, such as New Jersey and Maryland, currently utilize SRECs. SRECs can be volatile and could decrease over time as the supply of SREC-producing solar energy systems installed in a particular market increases. For example, in New Jersey, because of the substantial supply of solar energy systems installed, the state was on the cusp of reaching the solar carve-out under the state's Renewable Portfolio Standard. In May 2018, legislation was enacted to expand New Jersey's solar carve-out to 5.1% of kilowatt hours of electricity sold in the state, and state regulators project that such threshold will be met in April 2020. In December 2019, the state regulators adopted a transition program to follow the current SREC program that will be based on a fixed price SREC model and which is anticipated to be available to replace the current SREC program. We rely on these incentives to lower our cost of capital and to attract investors, all of which enable us to lower the price we charge customers for our solar service offerings. These incentives have had a significant impact on the development of solar energy but they could change at any time, especially in light of the recent change in administration, as further described below. These incentives may also expire on a particular date (as discussed above with respect to the Commercial ITC), end when the allocated funding is exhausted, or be reduced, terminated or repealed without notice. The financial value of certain incentives may also decrease over time.

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

We have incurred net losses in the past and may continue to incur net losses as we increase our spending to finance the expansion of our operations, expand our installation, engineering, administrative, sales and marketing staffs, increase spending on our brand awareness and other sales and marketing initiatives, make significant investments to drive future growth in our business and implement internal systems and infrastructure to support our growth. We do not know whether our revenue will grow rapidly enough to absorb these costs and our limited operating history makes it difficult to assess the extent of these expenses or their impact on our results of operations. Our ability to sustain profitability depends on a number of factors, including but not limited to:

•mitigating any potential impact of the COVID-19 pandemic on our business;

•growing our customer base;

•finding investors willing to invest in our investment funds on favorable terms;

•maintaining or further lowering our cost of capital;

•reducing the cost of components for our solar service offerings;

•growing and maintaining our channel partner network;

•maintaining high levels of product quality, performance and customer satisfaction;

•growing our direct-to-consumer business to scale; and

•reducing our operating costs by lowering our customer acquisition costs and optimizing our design and installation processes and supply chain logistics.

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

In addition to the other risks described in this “Risk Factors” section, as well as the factors discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section, the following factors could cause our results of operations and key performance indicators to fluctuate:

•the expiration, reduction or initiation of any governmental tax rebates, tax exemptions or incentives;

•significant fluctuations in customer demand for our solar service offerings or fluctuations in the geographic concentration of installations of solar energy systems;

•changes in financial markets, which could restrict our ability to access available and cost-effective financing sources;

•seasonal, environmental or weather conditions that impact sales, energy production and system installations;

•the amount and timing of operating expenses related to the maintenance and expansion of our business, operations and infrastructure;

•announcements by us or our competitors of new products or services, significant acquisitions, strategic partnerships, joint ventures or capital-raising activities or commitments;

•changes in our pricing policies or terms or those of our competitors, including utilities;

•changes in regulatory policy related to solar energy generation;

•the loss of one or more key partners or the failure of key partners to perform as anticipated;

•actual or anticipated developments in our competitors’ businesses or the competitive landscape;

•actual or anticipated changes in our growth rate;

•general economic, industry and market conditions, including as a result of the COVID-19 pandemic; and

•changes to our cancellation rate.

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

We have in the past and may, from time to time, provide guidance regarding our future performance that represents our management’s estimates as of the date such guidance is provided. Any such guidance is based upon a number of assumptions with respect to future business decisions (some of which may change) and estimates that, while presented with numerical specificity, are inherently subject to significant business, economic and competitive uncertainties and contingencies (many of which are beyond our control, including those related to the COVID-19 pandemic). Guidance is necessarily speculative in nature, and it can be expected that some or all of the assumptions that inform such guidance will not materialize or will vary significantly from actual results. Our ability to meet deployment volume, cost, net present value or any other forward-looking guidance is impacted by a number of factors including, but not limited to, the number of our solar energy systems sold versus leased, changes in installation costs, the availability of additional financing on acceptable terms, changes in the retail prices of traditional utility generated electricity, the availability of rebates, tax credits and other incentives, changes in policies and regulations including net metering and interconnection limits or caps, the availability of solar panels and other raw materials, as well as the other risks to our business that are described in this section. Accordingly, our guidance is only an estimate of what management believes is realizable as of the date such guidance is provided. Actual results may vary from such guidance and the variations may be material. Investors should also recognize that the reliability of any forecasted financial data diminishes the farther in the future that the data is forecast. In light of the foregoing, investors should not place undue reliance on our financial guidance, and should carefully consider any guidance we may publish in context.

If we fail to manage our recent and future growth effectively, we may be unable to execute our business plan, maintain high levels of customer service or adequately address competitive challenges.

We have experienced significant growth in recent periods, and we intend to continue to expand our business within existing markets and in a number of new locations in the future. This growth has placed, and any future growth may place, a significant strain on our management, operational and financial infrastructure. In particular, we have been in the past, and may in the future, be required to expand, train and manage our growing employee base and solar partners. Our management will also be required to maintain and expand our relationships with customers, suppliers and other third parties and attract new customers and suppliers, as well as to manage multiple geographic locations.

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

As of March 31, 2020, more than 40% of our customers were in California. Accordingly, our business and results of operations are particularly susceptible to adverse economic, regulatory, political, weather and other conditions in this market and in other markets that may become similarly concentrated, in particular the east coast, where we have seen significant growth recently. In addition, our corporate and sales headquarters are located in

San Francisco, California, an area that has a heightened risk of earthquakes and nearby wildfires. We may not have adequate insurance, including business interruption insurance, to compensate us for losses that may occur from any such significant events, including damage to our solar energy systems. A significant natural disaster, such as an earthquake or wildfire, or a public health crisis, such as a pandemic, could have a material adverse impact on our business, results of operations and financial condition. In addition, acts of terrorism or malicious computer viruses could cause disruptions in our or our solar partners’ businesses or the economy as a whole. To the extent that these disruptions result in delays or cancellations of installations or the deployment of our solar service offerings, our business, results of operations and financial condition would be adversely affected.

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

In addition, our supply chain and operations (or those of our partners) could be subject to natural disasters and other events beyond our control, such as earthquakes, wildfires, flooding, hurricanes, tsunamis, typhoons, volcanic eruptions, droughts, tornadoes, the effects of climate change and related extreme weather, public health issues and pandemics, war, terrorism, and geo-political unrest and uncertainties. For example, the COVID-19 pandemic is having an unprecedented impact on the U.S. economy and on our business, and the extent to which the COVID-19 pandemic may impact our supply chain and operations is uncertain. The extent of the impact of the COVID-19 pandemic on our business and operations will depend on several factors, such as the duration, severity, and geographic spread of the outbreak and the extent of travel restrictions and business closures imposed in China, the United States, and other countries.

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

We have in the past and may in the future, acquire companies, Project pipelines, Projects, SRECs, products, or technologies or enter into joint ventures or other strategic transactions. We may not realize the anticipated benefits of past or future investments, strategic transactions, or acquisitions, and these transactions involve numerous risks that are not within our control. These risks include the following, among others:

•difficulty in assimilating the operations and personnel of the acquired company, especially given our unique culture;

•difficulty in effectively integrating the acquired technologies or products with our current products and technologies;

•difficulty in maintaining controls, procedures and policies during the transition and integration;

•disruption of our ongoing business and distraction of our management and employees from other opportunities and challenges due to integration issues;

•difficulty integrating the acquired company’s accounting, management information and other administrative systems;

•inability to retain key technical and managerial personnel of the acquired business;

•inability to retain key customers, vendors and other business partners of the acquired business;

•inability to achieve the financial and strategic goals for the acquired and combined businesses;

•incurring acquisition-related costs or amortization costs for acquired intangible assets that could impact our results of operations;

•significant post-acquisition investments which may lower the actual benefits realized through the acquisition;

•potential failure of the due diligence processes to identify significant issues with product quality, legal and financial liabilities, among other things;

•potential inability to assert that internal controls over financial reporting are effective; and

•potential inability to obtain, or obtain in a timely manner, approvals from governmental authorities, which could delay or prevent such acquisitions.

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

The installation of solar energy systems requires our employees and employees of our solar partners to work with complicated and potentially dangerous electrical and utility systems. The evaluation and installation of our energy-related products also require these employees to work in locations that may contain potentially dangerous levels of asbestos, lead or mold or other substances. We also maintain large fleets of vehicles that these employees use in the course of their work. There is substantial risk of serious illness, injury or death if proper safety procedures are not followed. Our operations are subject to regulation under the U.S. Occupational Safety and Health Act ("OSHA") and equivalent state laws. Changes to OSHA requirements, or stricter interpretation or enforcement of existing laws or regulations, could result in increased costs. If we fail to comply with applicable OSHA regulations, even if no work-related serious illness, injury or death occurs, we may be subject to civil or criminal enforcement and be required to pay substantial penalties, incur significant capital expenditures, or suspend or limit operations. Any accidents, citations, violations, illnesses, injuries or failure to comply with industry best practices may subject us to adverse publicity, damage our reputation and competitive position and adversely affect our business.

We are exposed to the credit risk of customers and payment delinquencies on our accounts receivables.

Our Customer Agreements are typically for 20 or 25 years and require the customer to make monthly payments to us. Accordingly, we are subject to the credit risk of customers. As of March 31, 2020, the average FICO score of our customers under Customer Agreement with a monthly payment schedule remained at or above 740, which is generally categorized as a "Very Good" credit profile by the Fair Isaac Corporation. However, this may decline to the extent FICO score requirements under future investment funds are relaxed. While customer defaults have been immaterial to date, we expect that the risk of customer defaults may increase as we grow our business. Due to the immaterial amount of customer defaults to date, our reserve for this exposure is minimal, and our future exposure may exceed the amount of such reserves. If we experience increased customer credit defaults, our revenue and our ability to raise new investment funds could be adversely affected. If economic conditions worsen, certain of our customers may face liquidity concerns and may be unable to satisfy their payment obligations to us on a timely basis or at all, which could have a material adverse effect on our financial condition and results of operations.

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

While we currently maintain cybersecurity insurance, such insurance may not be sufficient to cover us against claims, and we cannot be certain that cyber insurance will continue to be available to us on economically reasonable terms, or at all, or that any insurer will not deny coverage as to any future claim.

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

Each of our executive officers, directors and each of our stockholders who beneficially own 5% or more of our outstanding common stock and their affiliates, in the aggregate, beneficially own approximately 46.2% of the outstanding shares of our common stock, based on the number of shares outstanding as of March 31, 2020. As a result, these stockholders, if acting together, will be able to influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. They may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentrated control may have the effect of delaying or preventing a change in control of our company, could deprive our stockholders of an opportunity to receive a premium for their capital stock and might ultimately affect the market price of our common stock.

The market price of our common stock has been and may continue to be volatile, and you could lose all or part of your investment.

The trading price of our common stock has been volatile since our initial public offering, and is likely to continue to be volatile. Factors that could cause fluctuations in the market price of our common stock include the following:

•price and volume fluctuations in the overall stock market from time to time;

•volatility in the market prices and trading volumes of companies in our industry or companies that investors consider comparable;

•changes in operating performance and stock market valuations of other companies generally, or those in our industry in particular;

•sales of shares of our common stock by us or our stockholders;

•failure of securities analysts to maintain coverage of us, changes in financial estimates by securities analysts who follow us, or our failure to meet these estimates or the expectations of investors;

•the financial projections we may provide to the public, any changes in those projections or our failure to meet those projections;

•announcements by us or our competitors of new products or services;

•the public’s reaction to our press releases, other public announcements and filings with the SEC;

•rumors and market speculation involving us or other companies in our industry;

•actual or anticipated changes in our results of operations;

•changes in tax and other incentives that we rely upon in order to raise tax equity investment funds;

•changes in the regulatory environment and utility policies and pricing, including those that could reduce any savings we are able to offer to customers;

•actual or anticipated developments in our business, our competitors’ businesses or the competitive landscape generally;

•litigation involving us, our industry or both, or investigations by regulators into our operations or those of our competitors;

•announced or completed acquisitions of businesses or technologies by us or our competitors;

•new laws or regulations or new interpretations of existing laws or regulations applicable to our business;

•changes in accounting standards, policies, guidelines, interpretations or principles;

•any significant change in our management; and

•general economic conditions and slow or negative growth of our markets.

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

Our amended and restated certificate of incorporation, amended and restated bylaws and Delaware law contain provisions that could have the effect of rendering more difficult, delaying, or preventing an acquisition deemed undesirable by our board of directors and therefore depress the trading price of our common stock. Among other things, our amended and restated certificate of incorporation and amended and restated bylaws include provisions:
•creating a classified board of directors whose members serve staggered three-year terms;

•authorizing “blank check” preferred stock, which could be issued by our board of directors without stockholder approval and may contain voting, liquidation, dividend and other rights superior to our common stock;

•limiting the liability of, and providing indemnification to, our directors and officers;

•limiting the ability of our stockholders to call and bring business before special meetings;

•requiring advance notice of stockholder proposals for business to be conducted at meetings of our stockholders and for nominations of candidates for election to our board of directors; and

•controlling the procedures for the conduct and scheduling of board of directors and stockholder meetings.

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

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

10.1	Sunrun Inc. Amended and Restated Executive Incentive Compensation Plan.	8-K	001-37511	10.1	2/4/2020

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Schema Linkbase Document.

101.CAL	XBRL Taxonomy Definition Linkbase Document.

101.DEF	XBRL Taxonomy Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Labels Linkbase Document.

101.PRE	XBRL Taxonomy Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.INS, 101.SCH, 101.CAL, 101.DEF, 101.LAB, and 101.PRE)
_____________________

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

SUNRUN INC.

Date: May 6, 2020	By:	/s/ Lynn Jurich
Lynn Jurich
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Bob Komin
Bob Komin
Chief Financial Officer
(Principal Financial Officer)