Form 10-Q
period 2020-06-30
Sunrun Inc.
filed 2020-08-10
CIK 1469367

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 6, 2020, the number of shares of the registrant’s common stock outstanding was 123,174,691.

Sunrun Inc.
Consolidated Balance Sheets
(In Thousands, Except Share Par Values)
(Unaudited)

	June 30, 2020	December 31, 2019
Assets
Current assets:
Cash	$269,569	$269,577
Restricted cash	84,515	93,504
Accounts receivable (net of allowances for doubtful accounts of $2,337 and $3,151 as of June 30, 2020 and December 31, 2019, respectively)	60,000	77,728
State tax credits receivable	—	6,466
Inventories	210,507	260,571
Prepaid expenses and other current assets	13,649	25,984
Total current assets	638,240	733,830
Restricted cash	148	148
Solar energy systems, net	4,774,425	4,492,615
Property and equipment, net	47,839	56,708
Intangible assets, net	16,892	19,543
Goodwill	95,094	95,094
Other assets	432,404	408,403
Total assets (1)	$6,005,042	$5,806,341
Liabilities and total equity
Current liabilities:
Accounts payable	$99,895	$223,356
Distributions payable to noncontrolling interests and redeemable noncontrolling interests	17,751	16,062
Accrued expenses and other liabilities	187,891	148,497
Deferred revenue, current portion	78,750	77,643
Deferred grants, current portion	8,274	8,093
Finance lease obligations, current portion	8,065	10,064
Non-recourse debt, current portion	105,381	35,348
Pass-through financing obligation, current portion	11,292	11,031
Total current liabilities	517,299	530,094
Deferred revenue, net of current portion	663,797	651,856
Deferred grants, net of current portion	213,956	218,568
Finance lease obligations, net of current portion	8,547	12,895
Recourse debt	236,435	239,485
Non-recourse debt, net of current portion	2,081,725	1,980,107
Pass-through financing obligation, net of current portion	326,278	327,974
Other liabilities	227,984	141,401
Deferred tax liabilities	36,834	65,964
Total liabilities (1)	4,312,855	4,168,344
Commitments and contingencies (Note 15)
Redeemable noncontrolling interests	450,682	306,565
Stockholders’ equity:
Preferred stock, $0.0001 par value—authorized, 200,000 shares as of June 30, 2020 and December 31, 2019; no shares issued and outstanding as of June 30, 2020 and December 31, 2019	—	—
Common stock, $0.0001 par value—authorized, 2,000,000 shares as of June 30, 2020 and December 31, 2019; issued and outstanding, 122,307 and 118,451 shares as of June 30, 2020 and December 31, 2019, respectively	12	12
Additional paid-in capital	806,702	766,006
Accumulated other comprehensive loss	(127,264)	(52,753)
Retained earnings	208,717	251,466
Total stockholders’ equity	888,167	964,731
Noncontrolling interests	353,338	366,701
Total equity	1,241,505	1,331,432
Total liabilities, redeemable noncontrolling interests and total equity	$6,005,042	$5,806,341

1)The Company’s consolidated assets as of June 30, 2020 and December 31, 2019 include $3,948,923 and $3,521,202, respectively, in assets of variable interest entities (“VIEs”) that can only be used to settle obligations of the VIEs. These assets include solar energy systems, net, as of June 30, 2020 and December 31, 2019 of $3,557,831 and $3,259,712, respectively; cash as of June 30, 2020 and December 31, 2019 of $155,239 and $133,362, respectively; restricted cash as of June 30, 2020 and December 31, 2019 of $12,411 and $2,746, respectively; accounts receivable, net as of June 30, 2020 and December 31, 2019 of $25,530 and $21,956, respectively; inventories as of June 30, 2020 and December 31, 2019 of $94,175 and 15,721, respectively; prepaid expenses and other current assets as of June 30, 2020 and December 31, 2019 of $1,480 and $554, respectively; and other assets as of June 30, 2020 and December 31, 2019 of $102,257 and $87,151, respectively. The Company’s consolidated liabilities as of June 30, 2020 and December 31, 2019 include $894,449 and $774,564, respectively, in liabilities of VIEs whose creditors have no recourse to the Company. These liabilities include accounts payable as of June 30, 2020 and December 31, 2019 of $14,306 and $11,531, respectively; distributions payable to noncontrolling interests and redeemable noncontrolling interests as of June 30, 2020 and December 31, 2019 of $17,701 and $16,012, respectively; accrued expenses and other current liabilities as of June 30, 2020 and December 31, 2019 of $14,095 and $10,740, respectively; deferred revenue as of June 30, 2020 and December 31, 2019 of $506,486 and $482,138, respectively; deferred grants as of June 30, 2020 and December 31, 2019 of $27,516 and $28,034, respectively; non-recourse debt as of June 30, 2020 and December 31, 2019 of $277,416 and $206,476, respectively; and other liabilities as of June 30, 2020 and December 31, 2019 of $36,929 and $19,633, respectively.
The accompanying notes are an integral part of these consolidated financial statements.

Sunrun Inc.
Consolidated Statements of Operations
(In Thousands, Except Per Share Amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenue:
Customer agreements and incentives	$106,095	$92,439	$205,219	$192,289
Solar energy systems and product sales	75,199	112,156	186,806	206,810
Total revenue	181,294	204,595	392,025	399,099
Operating expenses:
Cost of customer agreements and incentives	83,422	70,594	161,699	140,087
Cost of solar energy systems and product sales	63,746	86,348	155,344	164,147
Sales and marketing	69,701	70,038	139,971	125,991
Research and development	4,971	6,555	9,017	12,029
General and administrative	41,756	33,044	69,830	62,107
Amortization of intangible assets	1,167	814	2,650	1,707
Total operating expenses	264,763	267,393	538,511	506,068
Loss from operations	(83,469)	(62,798)	(146,486)	(106,969)
Interest expense, net	50,721	42,309	100,645	83,649
Other expenses, net	148	1,388	98	6,144
Loss before income taxes	(134,338)	(106,495)	(247,229)	(196,762)
Income tax expense (benefit)	211	(1,910)	(3,131)	(5,271)
Net loss	(134,549)	(104,585)	(244,098)	(191,491)
Net loss attributable to noncontrolling interests and redeemable noncontrolling interests	(120,987)	(103,292)	(202,577)	(176,336)
Net loss attributable to common stockholders	$(13,562)	$(1,293)	$(41,521)	$(15,155)
Net loss per share attributable to common stockholders
Basic	$(0.11)	$(0.01)	$(0.35)	$(0.13)
Diluted	$(0.11)	$(0.01)	$(0.35)	$(0.13)
Weighted average shares used to compute net loss per share attributable to common stockholders
Basic	120,279	115,765	120,201	114,843
Diluted	120,279	115,765	120,201	114,843

The accompanying notes are an integral part of these consolidated financial statements.

Sunrun Inc.
Consolidated Statements of Comprehensive Loss
(In Thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net loss attributable to common stockholders	$(13,562)	$(1,293)	$(41,521)	$(15,155)
Other comprehensive (loss) income:
Unrealized loss on derivatives, net of income taxes	(2,632)	(26,109)	(75,175)	(43,122)
Interest income (expense) on derivatives recognized into earnings, net of income taxes	419	21	664	(968)
Other comprehensive loss	(2,213)	(26,088)	(74,511)	(44,090)
Comprehensive loss	$(15,775)	$(27,381)	$(116,032)	$(59,245)

Sunrun Inc.
Consolidated Statements of Redeemable Noncontrolling Interests and Equity
Three Months Ended June 30, 2020 and 2019
(In Thousands)
(Unaudited)

	Three Months Ended June 30, 2020
	Redeemable Noncontrolling Interests	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders' Equity	Noncontrolling Interests	Total Equity
		Shares	Amount	Shares	Amount
Balance at March 31, 2020	$415,693	—	$—	120,123	$12	$775,233	$(125,051)	$222,279	$872,473	$326,191	$1,198,664
Exercise of stock options	—	—	—	388	—	2,709	—	—	2,709	—	2,709
Issuance of restricted stock units	—	—	—	1,467	—	2,504	—	—	2,504	—	2,504
Shares issued in connection with the Employee Stock Purchase Plan	—	—	—	329	—	3,737	—	—	3,737	—	3,737
Stock-based compensation	—	—	—	—	—	22,519	—	—	22,519	—	22,519
Contributions from noncontrolling interests and redeemable noncontrolling interests	169,048	—	—	—	—	—	—	—	—	34,997	34,997
Distributions to noncontrolling interests and redeemable noncontrolling interests	(8,013)	—	—	—	—	—	—	—	—	(12,909)	(12,909)
Net (loss) income	(126,046)	—	—	—	—	—	—	(13,562)	(13,562)	5,059	(8,503)
Other comprehensive loss, net of taxes	—	—	—	—	—	—	(2,213)	—	(2,213)	—	(2,213)
Balance at June 30, 2020	$450,682	—	$—	122,307	$12	$806,702	$(127,264)	$208,717	$888,167	$353,338	$1,241,505

	Three Months Ended June 30, 2019
	Redeemable Noncontrolling Interests	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders' Equity	Noncontrolling Interests	Total Equity
		Shares	Amount	Shares	Amount
Balance at March 31, 2019	$137,616	—	$—	114,739	$11	$730,126	$(21,866)	$216,269	$924,540	$377,571	$1,302,111
Exercise of stock options	—	—	—	1,642	—	10,938	—	—	10,938	—	10,938
Issuance of restricted stock units, net of tax withholdings	—	—	—	232	—	(2,732)	—	—	(2,732)		(2,732)
Shares issued in connection with the Employee Stock Purchase Plan	—	—	—	586	—	3,397	—	—	3,397		3,397
Stock-based compensation	—	—	—	—	—	6,783	—	—	6,783		6,783
Contributions from noncontrolling interests and redeemable noncontrolling interests	170,164	—	—	—	—	—	—	—	—	7,998	7,998
Distributions to noncontrolling interests and redeemable noncontrolling interests	(3,552)	—	—	—	—	—	—	—	—	(14,424)	(14,424)
Net loss	(25,689)	—	—	—	—	—		(1,293)	(1,293)	(77,603)	(78,896)
Other comprehensive loss, net of taxes	—	—	—	—	—	—	(26,088)	—	(26,088)	—	(26,088)
Balance at June 30, 2019	$278,539	—	$—	117,199	$11	$748,512	$(47,954)	$214,976	$915,545	$293,542	$1,209,087

Sunrun Inc.
Consolidated Statements of Redeemable Noncontrolling Interests and Equity
Six Months Ended June 30, 2020 and 2019
(In Thousands)
(Unaudited)

	Six Months Ended June 30, 2020
	Redeemable Noncontrolling Interests	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders' Equity	Noncontrolling Interests	Total Equity
		Shares	Amount	Shares	Amount
Balance at December 31, 2019	$306,565	—	$—	118,451	$12	$766,006	$(52,753)	$251,466	$964,731	$366,701	$1,331,432
Cumulative effect of adoption of new ASU (No. 2016-13)	—	—	—	—	—	—	—	(1,228)	(1,228)	—	(1,228)
Exercise of stock options	—	—	—	1,397	—	8,658	—	—	8,658	—	8,658
Issuance of restricted stock units, net of tax withholdings	—	—	—	2,130	—	(1,026)	—	—	(1,026)	—	(1,026)
Shares issued in connection with the Employee Stock Purchase Plan	—	—	—	329	—	3,737	—	—	3,737	—	3,737
Stock-based compensation	—	—	—	—	—	29,327	—	—	29,327	—	29,327
Contributions from noncontrolling interests and redeemable noncontrolling interests	319,952	—	—	—	—	—	—	—	—	54,997	54,997
Distributions to noncontrolling interests and redeemable noncontrolling interests	(15,097)	—	—	—	—	—	—	—	—	(26,521)	(26,521)
Net loss	(160,738)	—	—	—	—	—	—	(41,521)	(41,521)	(41,839)	(83,360)
Acquisition of noncontrolling interest	—	—	—	—	—		—	—	—	—	—
Other comprehensive loss, net of taxes	—	—	—	—	—	—	(74,511)	—	(74,511)	—	(74,511)
Balance at June 30, 2020	$450,682	—	$—	122,307	$12	$806,702	$(127,264)	$208,717	$888,167	$353,338	$1,241,505

	Six Months Ended June 30, 2019
	Redeemable Noncontrolling Interests	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders' Equity	Noncontrolling Interests	Total Equity
		Shares	Amount	Shares	Amount
Balance at December 31, 2018	$126,302	—	$—	113,149	$11	$722,429	$(3,124)	$229,391	$948,707	$334,075	$1,282,782
Cumulative effect of adoption of new ASU (No. 2018-02)	—	—	—	—	—	—	(740)	740	—	—	—
Exercise of stock options	—	—	—	2,781	—	15,216	—	—	15,216	—	15,216
Issuance of restricted stock units, net of tax withholdings	—	—	—	683	—	(6,173)	—	—	(6,173)	—	(6,173)
Shares issued in connection with the Employee Stock Purchase Plan	—	—	—	586	—	3,397	—	—	3,397	—	3,397
Stock-based compensation	—	—	—	—	—	12,566	—	—	12,566	—	12,566
Contributions from noncontrolling interests and redeemable noncontrolling interests	201,774	—	—	—	—	—	—	—	—	128,537	128,537
Distributions to noncontrolling interests and redeemable noncontrolling interests	(6,678)	—	—	—	—	—	—	—	—	(29,527)	(29,527)
Net loss	(42,859)	—	—	—	—	—	—	(15,155)	(15,155)	(133,477)	(148,632)
Acquisition of noncontrolling interest	—	—	—	—	—	1,077	—	—	1,077	(6,066)	(4,989)
Other comprehensive loss, net of taxes	—	—	—	—	—	—	(44,090)	—	(44,090)	—	(44,090)
Balance at June 30, 2019	$278,539	—	$—	117,199	$11	$748,512	$(47,954)	$214,976	$915,545	$293,542	$1,209,087

Sunrun Inc.
Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Six Months Ended June 30,
	2020	2019
Operating activities:
Net loss	$(244,098)	$(191,491)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization, net of amortization of deferred grants	103,015	89,019
Deferred income taxes	(3,131)	(5,271)
Stock-based compensation expense	29,327	12,566
Interest on pass-through financing obligations	11,773	12,378
Reduction in pass-through financing obligations	(19,258)	(19,702)
Other noncash items	20,301	6,714
Changes in operating assets and liabilities:
Accounts receivable	15,128	(12,848)
Inventories	50,064	(10,362)
Prepaid and other assets	(14,345)	(49,771)
Accounts payable	(98,935)	(1,567)
Accrued expenses and other liabilities	(15,198)	1,525
Deferred revenue	13,104	112,195
Net cash used in operating activities	(152,253)	(56,615)
Investing activities:
Payments for the costs of solar energy systems	(362,080)	(388,430)
Purchases of property and equipment, net	(2,337)	(13,950)
Net cash used in investing activities	(364,417)	(402,380)
Financing activities:
Proceeds from state tax credits, net of recapture	6,219	2,329
Proceeds from issuance of recourse debt	43,475	55,000
Repayment of recourse debt	(46,525)	(62,965)
Proceeds from issuance of non-recourse debt	197,251	541,249
Repayment of non-recourse debt	(37,312)	(313,474)
Payment of debt fees	—	(7,462)
Proceeds from pass-through financing and other obligations	3,721	5,282
Early repayment of pass-through financing obligation	—	(7,597)
Payment of finance lease obligations	(5,545)	(6,445)
Contributions received from noncontrolling interests and redeemable noncontrolling interests	374,949	330,311
Distributions paid to noncontrolling interests and redeemable noncontrolling interests	(39,929)	(35,607)
Acquisition of noncontrolling interest	—	(4,600)
Proceeds from exercises of stock options, net of withholding taxes paid on restricted stock units	11,369	12,442
Net cash provided by financing activities	507,673	508,463
Net change in cash and restricted cash	(8,997)	49,468
Cash and restricted cash, beginning of period	363,229	304,399
Cash and restricted cash, end of period	$354,232	$353,867
Supplemental disclosures of cash flow information
Cash paid for interest	$56,766	$37,782
Cash paid for income taxes	$—	$—
Supplemental disclosures of noncash investing and financing activities
Purchases of solar energy systems and property and equipment included in accounts payable and accrued expenses	$75,190	$50,549
Right-of-use assets obtained in exchange for new finance lease liabilities	$213	$12,484

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
Beginning in the quarter ended March 31, 2020, a strain of coronavirus (COVID-19) has spread throughout the United States and at this point, the extent to which the coronavirus may impact operations of the Company is uncertain. The extent of the impact of the coronavirus on the Company's business and operations will depend on several factors, such as the duration, severity, and geographic spread of the outbreak. The Company is monitoring the evolving situation closely and evaluating its potential exposure. The results of the three and six months ended June 30, 2020 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2020 or other future periods, particularly in light of the uncertain impact COVID-19 could have on the Company's business.
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

Revenue from external customers for each group of similar products and services is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Customer agreements	$98,525	$85,277	$192,778	$163,805
Incentives	7,570	7,162	12,441	28,484
Customer agreements and incentives	106,095	92,439	205,219	192,289

Solar energy systems	44,579	66,569	115,856	125,005
Products	30,620	45,587	70,950	81,805
Solar energy systems and product sales	75,199	112,156	186,806	206,810
Total revenue	$181,294	$204,595	$392,025	$399,099

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
The following table provides a reconciliation of cash and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statement of cash flows. Cash and restricted cash consists of the following (in thousands):

	Six Months Ended June 30,
	2020	2019
Beginning of period:
Cash	$269,577	$226,625
Restricted cash, current and long-term	93,652	77,774
Total	$363,229	$304,399

End of period:
Cash	$269,569	$299,537
Restricted cash, current and long-term	84,663	54,330
Total	$354,232	$353,867

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
The opening balance of Accounts receivable, net was $66.4 million as of December 31, 2018. Accounts receivable, net, consists of the following (in thousands):

	June 30, 2020	December 31, 2019
Customer receivables	$58,201	$79,899
Other receivables	968	23
Rebates receivable	3,168	957
Allowance for doubtful accounts	(2,337)	(3,151)
Total	$60,000	$77,728
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

The opening balance of deferred revenue was $591.6 million as of December 31, 2018. Deferred revenue consists of the following (in thousands):

	June 30, 2020	December 31, 2019
Under Customer Agreements:
Payments received	$560,828	$558,630
Financing component balance	48,387	44,874
	609,215	603,504

Under SREC contracts:
Payments received	128,429	122,680
Financing component balance	4,903	3,315
	133,332	125,995

Total	$742,547	$729,499

In the three months ended June 30, 2020 and 2019, the Company recognized revenue of $20.3 million and $15.5 million, respectively, and in the six months ended June 30, 2020 and 2019, the Company recognized revenue of $37.7 million and $29.5 million, respectively, from amounts included in deferred revenue at the beginning of the respective periods. Revenue allocated to remaining performance obligations represents contracted revenue that has not yet been recognized and includes deferred revenue as well as amounts that will be invoiced and recognized as revenue in future periods. Contracted but not yet recognized revenue was approximately $7.1 billion as of June 30, 2020, of which the Company expects to recognize approximately 6% over the next 12 months. The annual recognition is not expected to vary significantly over the next 10 years as the vast majority of existing Customer Agreements have at least 10 years remaining, given that the average age of the Company's fleet of residential solar energy systems under Customer Agreements is less than four years due to the Company being formed in 2007 and having experienced significant growth in the last few years. The annual recognition on these existing contracts will gradually decline over the midpoint of the Customer Agreements over the following 10 years as the typical 20- or 25-year initial term expires on individual Customer Agreements.
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

Note 3. Fair Value Measurement
At June 30, 2020 and December 31, 2019, the carrying value of receivables, accounts payable, accrued expenses and distributions payable to noncontrolling interests approximates fair value due to their short-term nature and falls under the Level 2 hierarchy. The carrying values and fair values of debt instruments are as follows (in thousands):

	June 30, 2020		December 31, 2019
	Carrying Value	Fair Value	Carrying Value	Fair Value
Bank line of credit	$236,435	$236,435	$239,485	$239,485
Senior debt	774,451	775,765	625,519	626,023
Subordinated debt	551,042	585,204	513,938	524,581
Securitization debt	861,613	945,109	875,998	931,320
Total	$2,423,541	$2,542,513	$2,254,940	$2,321,409
At June 30, 2020 and December 31, 2019, the fair value of the Company’s lines of credit, and certain senior, subordinated and SREC loans approximate their carrying values because their interest rates are variable rates that approximate rates currently available to the Company. At June 30, 2020 and December 31, 2019, the fair value of the Company’s other debt instruments are based on rates currently offered for debt with similar maturities and terms. The Company’s fair value of the debt instruments fell under the Level 2 hierarchy. These valuation approaches involve some level of management estimation and judgment, the degree of which is dependent on the price transparency for the instruments or market.
        At June 30, 2020 and December 31, 2019, financial instruments measured at fair value on a recurring basis, based upon the fair value hierarchy, are as follows (in thousands):

	June 30, 2020
	Level 1	Level 2	Level 3	Total
Derivative liabilities:
Interest rate swaps	$—	$166,325	$—	$166,325
Total	$—	$166,325	$—	$166,325
Contingent consideration:
Contingent consideration	$—	$—	$7,984	$7,984
Total	$—	$—	$7,984	$7,984

	December 31, 2019
	Level 1	Level 2	Level 3	Total
Derivative assets:
Interest rate swaps	$—	$683	$—	$683
Total	$—	$683	$—	$683
Derivative liabilities:
Interest rate swaps	$—	$64,361	$—	$64,361
Total	$—	$64,361	$—	$64,361
Contingent consideration:
Contingent consideration:	$—	$—	$11,809	$11,809
Total	$—	$—	$11,809	$11,809

The above balances are recorded in other liabilities in the consolidated balance sheets, except for $11.2 million as of June 30, 2020, which is recorded in accrued expenses and other liabilities.
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
        The Company recorded contingent consideration in connection with a business combination that occurred in July 2019, which is dependent on the achievement of specified deployment milestones associated with the number of solar energy systems installed through 2022. The Company determined the fair value of the contingent consideration using a probability-weighted expected return methodology that considers the timing and probabilities of achieving these milestones and uses discount rates that reflect the appropriate cost of capital. Contingent consideration was valued with Level 3 inputs. The Company reassesses the valuation assumptions each reporting period, with any changes in the fair value accounted for in the consolidated statements of operations.
The change in the activity of Level 3 contingent consideration balance is as follows (in thousands):

Balance at December 31, 2019	$11,809
Change in fair value recognized in earnings within sales and marketing expense	(3,145)
Payable for solar systems that have met deployment milestones	(680)
Balance at June 30, 2020	$7,984

Note 4. Inventories
Inventories consist of the following (in thousands):

	June 30, 2020	December 31, 2019
Raw materials	$201,043	$239,449
Work-in-process	9,464	21,122
Total	$210,507	$260,571

The Internal Revenue Service (“IRS”) provided taxpayers a safe harbor opportunity to retain access to the pre-2020 30% tax credit amount through specific rules released in Notice 2018-59. The Company has sought to avail itself of the safe harbor in order to retain the 30% Commercial ITC that was available in 2019 with respect to approximately 500 MW of projects by incurring certain costs and taking title to equipment in 2019. As of June 30, 2020, there was approximately $96.7 million related to the safe harbor program within raw materials.

Note 5. Solar Energy Systems, net
Solar energy systems, net consists of the following (in thousands):

	June 30, 2020	December 31, 2019
Solar energy system equipment costs	$4,829,551	$4,510,677
Inverters	508,032	471,471
Total solar energy systems	5,337,583	4,982,148
Accumulated depreciation and amortization	(785,085)	(692,218)
Construction-in-progress	221,927	202,685
Total solar energy systems, net	$4,774,425	$4,492,615
All solar energy systems, including construction-in-progress, have been leased to or are subject to signed Customer Agreements with customers. The Company recorded depreciation expense related to solar energy systems of $48.1 million and $41.0 million for the three months ended June 30, 2020 and 2019, respectively, and $94.5 million and $80.4 million for the six months ended June 30, 2020 and 2019. The depreciation expense was reduced by the amortization of deferred grants of $2.1 million and $2.0 million for three months ended June 30, 2020 and 2019, respectively, and $4.1 million and $4.0 million for the six months ended June 30, 2020 and 2019, respectively.

Note 6. Other Assets
Other assets consist of the following (in thousands):

	June 30, 2020	December 31, 2019
Costs to obtain contracts - customer agreements	$292,640	$268,964
Costs to obtain contracts - incentives	2,481	2,481
Accumulated amortization of costs to obtain contracts	(43,801)	(36,925)
Unbilled receivables, net	123,759	104,346
Operating lease right-of-use assets	30,515	34,678
Other assets	26,810	34,859
Total	$432,404	$408,403
The Company recorded amortization of costs to obtain contracts of $3.5 million and $2.9 million for the three months ended June 30, 2020 and 2019, respectively, and $6.9 million and $5.5 million for the six months ended June 30, 2020 and 2019, respectively, in Sales and marketing in the consolidated statements of operations.

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

The change in allowance for credit loss is as follows (in thousands):

Balance at January 1, 2020	$(1,228)
Provision for credit losses	(1,007)
Write-offs	775
Recoveries	—
Balance at June 30, 2020	$(1,460)

Note 7. Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consist of the following (in thousands):

	June 30, 2020	December 31, 2019
Accrued employee compensation	$40,993	$38,750
Operating lease obligations	10,658	9,790
Accrued interest	12,264	13,048
Accrued professional fees	22,720	4,732
Other accrued expenses	101,256	82,177
Total	$187,891	$148,497

Note 8. Indebtedness
As of June 30, 2020, debt consisted of the following (in thousands, except percentages):

	Carrying Values, net of debt discount			Unused Borrowing Capacity(2)	Interest Rate (1)	Maturity Date
	Current	Long Term	Total
Recourse debt:
Bank line of credit	$—	$236,435	$236,435	$—	3.49% - 4.87%	April 2022
Total recourse debt	—	236,435	236,435	—

Non-recourse debt:
Senior	31,426	743,025	774,451	—	2.42% - 5.61%	April 2022 - July 2027
Subordinated	45,782	505,260	551,042	—	6.00% - 10.50%	March 2023 - July 2030
Securitization Class A	27,673	824,983	852,656	—	3.61% - 5.31%	July 2024 - February 2055
Securitization Class B	500	8,457	8,957	—	5.38%	July 2024
Total non-recourse debt	105,381	2,081,725	2,187,106	—
Total debt	$105,381	$2,318,160	$2,423,541	$—
(1)  Reflects contractual, unhedged rates. See Note 9, Derivatives for hedge rates.
(2) Represents the additional amount the Company could borrow, if any, based on the state of its existing assets as of June 30, 2020. For a description of the amount of capital commitments the Company can draw from as it constructs new assets, please see Item 2. Management’s Discussion and Analysis of Financial Conditions and Result of Operations, Debt and Financing Fund Commitments.

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
Under the terms of the working capital facility, the Company is required to meet various restrictive covenants, such as the completion and presentation of audited consolidated financial statements, maintaining a minimum unencumbered liquidity of at least $25.0 million at the end of each calendar month, maintaining quarter end liquidity of at least $35.0 million, and maintaining a minimum interest coverage ratio of 3.00 or greater, measured quarterly as of the last day of each quarter. The Company was in compliance with all debt covenants as of June 30, 2020. As of June 30, 2020, the balance under this facility was $236.4 million with a maturity date in April 2022.
Senior and Subordinated Debt Facilities
        Each of the Company's senior and subordinated debt facilities contains customary covenants including the requirement to maintain certain financial measurements and provide lender reporting. Each of the senior and subordinated debt facilities also contain certain provisions in the event of default that entitle lenders to take certain actions including acceleration of amounts due under the facilities and acquisition of membership interests and assets that are pledged to the lenders under the terms of the senior and subordinated debt facilities. The facilities are non-recourse to the Company and are secured by net cash flows from Customer Agreements or inventories less certain operating, maintenance and other expenses that are available to the borrower after distributions to tax equity investors, where applicable. Under the terms of these facilities, the Company's subsidiaries pay interest and principal from the net cash flows available to the subsidiaries. The Company was in compliance with all debt covenants as of June 30, 2020.
        As of June 30, 2020, certain subsidiaries of the Company had an outstanding balance of $352.4 million on secured credit facilities that were syndicated with various lenders due in October 2024 and August 2029. The credit facilities totaled $375.8 million and consisted of $363.3 million in term loans, and a $12.5 million revolving debt service reserve letter of credit facility. Term Loan A ("TLA") is a senior delayed draw term loan that bears interest at LIBOR +2.125% per annum for LIBOR loans or the Base Rate +1.125% per annum on Base Rate loans. Term Loan B ("TLB") is subordinated debt that bears interest at 9.25% per annum.

        As of June 30, 2020, certain subsidiaries of the Company had an outstanding balance of $178.4 million on senior secured credit facilities that were syndicated with various lenders due in April 2024. These facilities are subject to the National Grid project equity transaction. The credit facilities totaled $202.0 million and consisted of a $195.0 million senior delayed draw term loan facility and a $7.0 million revolving debt service reserve letter of credit facility. Loans under the facility bear interest at LIBOR +2.25% per annum, for the initial four-year period for LIBOR loans or the Base Rate +1.25% per annum for Base Rate Loans. The Base Rate is the highest of the Federal Funds Rate +0.50%, the Prime Rate, or LIBOR +1.00%. The facilities are non-recourse to the Company and are secured by net cash flows from Customer Agreements and SRECs, less certain operating, maintenance and other expenses that are available to the borrower after distributions to tax equity investors. Prepayments are permitted under the delayed draw term loan facility.
        As of June 30, 2020, certain subsidiaries of the Company had an outstanding balance of $346.3 million on secured credit facilities agreements, as amended, with a syndicate of banks due in March 2023. The facilities totaled $595.0 million and consisted of a revolving aggregation facility (“Aggregation Facility”), a term loan ("Term Loan") and a revolving debt service reserve letter of credit facility. Senior loans under the Aggregation Facility bear interest at LIBOR +2.50% per annum for the initial three-year revolving availability period, stepping up to LIBOR +2.75% per annum in the following two-year period. The subordinated Term Loan bears interest at LIBOR +5.00% per annum for the first three-year period, stepping up to LIBOR +6.50% per annum thereafter. Term Loan prepayment penalties range from 0% - 1% depending on the timing of prepayments.
        As of June 30, 2020, a subsidiary of the Company had an outstanding balance of $15.1 million on a term loan due in April 2022. The loan is secured by the assets and related net cash flow of this subsidiary and is non-recourse to the Company's other assets. Loans under this facility bear interest at 4.50% per annum.
        As of June 30, 2020, a subsidiary of the Company had an outstanding balance of $12.3 million on a secured, non-recourse loan agreement due in September 2022. The loan will be repaid through cash flows from a pass-through financing obligation arrangement previously entered into by the Company. The loan agreement contains customary covenants including the requirement to maintain certain financial measurements and provide lender reporting. The loan also contains certain provisions in the event of default that entitle the lender to take certain actions including acceleration of amounts due under the loan. Loans under this facility bear interest at LIBOR +2.25% per annum.
        As of June 30, 2020, a subsidiary of the Company had an outstanding balance of $128.5 million on a term loan due in January 2030. The loan is secured by the assets and related net cash flow of this subsidiary and is non-recourse to the Company’s other assets. Loans under this facility bear interest at 10.50% per annum.
        As of June 30, 2020, a subsidiary of the Company had an outstanding balance of $64.1 million on a term loan due in July 2030. The loan is secured by the assets and related net cash flow of this subsidiary and is non-recourse to the Company’s other assets. Loans under this facility bear interest between 2.00% - 3.25% plus 6.75% per annum.
As of June 30, 2020, a subsidiary of the Company had an outstanding balance of $9.2 million on a term loan due in July 2027. The loan is secured by the assets and related net cash flow of this subsidiary and is non-recourse to the Company’s other assets. Loans under this facility bear interest at 5.61% per annum.
As of June 30, 2020, a subsidiary of the Company had an outstanding balance of $130.5 million on a term loan due in November 2025. The loan is secured by the assets and related net cash flow of this subsidiary and is non-recourse to the Company’s other assets. Loans under this facility bear interest at LIBOR (at a 2.00% floor) + 6.75% per annum.
As of June 30, 2020, certain subsidiaries of the Company had an outstanding balance of $88.8 million on secured credit facilities agreements with banks due in March 2024. The facilities totaled $134.0 million and consisted of two revolving aggregation facilities (“Aggregation Facilities”) and a revolving debt service reserve letter of credit facility. The senior loan under the Aggregation Facilities bear interest at LIBOR +3.00%. The subordinated loan under the Aggregation Facilities bears interest at LIBOR +9.00% per annum. These debt facilities are related to the Company's participation in the IRS's safe harbor program to retain access to the 30% Commercial ITC that was available in 2019.

Securitization Loans
Each of the Company's securitized loans contains customary covenants including the requirement to provide reporting to the indenture trustee and ratings agencies. Each of the securitized loans also contain certain provisions in the event of default which entitle the indenture trustee to take certain actions including acceleration of amounts due under the facilities and acquisition of membership interests and assets that are pledged to the lenders under the terms of the securitized loans. The facilities are non-recourse to the Company and are secured by net cash flows from Customer Agreements less certain operating, maintenance and other expenses that are available to the borrower after distributions to tax equity investors, where applicable. Under the terms of these loans, the Company's subsidiaries pay interest and principal from the net cash flows available to the subsidiaries. The Company was in compliance with all debt covenants as of June 30, 2020.
As of June 30, 2020, a subsidiary of the Company had an outstanding balance of $81.6 million on solar asset-backed notes secured by associated customer contracts (“Solar Assets”) held by a special purpose entity (“Issuer”). As of June 30, 2020 and December 31, 2019, these Solar Assets had a carrying value of $153.7 million and $157.6 million, respectively, and are included under solar energy systems, net, in the consolidated balance sheets. The notes were issued at a discount of 0.08%.
As of June 30, 2020, a subsidiary of the Company had an outstanding balance of $297.9 million on solar asset-backed notes secured by net cash flows from Customer Agreements less certain operating, maintenance and other expenses that are available to the issuer after distributions to tax equity investors. The notes were issued at a discount of 1.47%. The assets and cash flows generated by the Solar Assets are not available to the other creditors of the Company, and the creditors of the Issuer, including the Note holders, have no recourse to the Company's other assets.
As of June 30, 2020, a subsidiary of the Company had an outstanding balance of $181.2 million on solar asset-backed notes secured by net cash flows from Customer Agreements less certain operating, maintenance and other expenses that are available to the issuer. The notes were issued at a discount of 0.01%.
As of June 30, 2020, a subsidiary of the Company had an outstanding balance of $300.9 million on solar asset-backed notes secured by net cash flows from Customer Agreements less certain operating, maintenance and other expenses that are available to the issuer. The notes were issued at a discount of 0.05%.

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
The interest rate swaps have been designated as cash flow hedges. The credit risk adjustment associated with these swaps is the risk of non-performance by the counterparties to the contracts. In the six months ended June 30, 2020, the hedge relationships on the Company’s interest rate swaps have been assessed as highly effective as the critical terms of the interest rate swaps match the critical terms of the underlying forecasted hedged transactions. Accordingly, changes in the fair value of these derivatives are recorded as a component of accumulated other comprehensive income, net of income taxes. Changes in the fair value of these derivatives are subsequently reclassified into earnings, and are included in interest expense, net in the Company’s statements of operations, in the period that the hedged forecasted transactions affects earnings.

All amounts in Accumulated other comprehensive income (loss) ("AOCI") in the consolidated statements of redeemable noncontrolling interests and equity relate to derivatives, refer to the consolidated statements of comprehensive (loss) income. The net (loss) gain on derivatives includes the tax effect of $0.8 million and $9.8 million for the three months ended June 30, 2020 and 2019, respectively, and $27.2 million and $15.9 million for the six months ended June 30, 2020 and 2019, respectively.
During the next 12 months, the Company expects to reclassify $15.5 million of net losses on derivative instruments from accumulated other comprehensive income to earnings. There were no undesignated derivative instruments recorded by the Company as of June 30, 2020.
The Company’s master netting and other similar arrangements allow net settlements under certain conditions. When those conditions are met, the Company presents derivatives at net fair value. As of June 30, 2020, the information related to these offsetting arrangements were as follows (in thousands):

Instrument Description	Gross Amounts of Recognized Assets / Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets / Liabilities Included in the Consolidated Balance Sheet
Assets:
Derivatives	$—	$—	$—

Liabilities:
Derivatives	(166,325)	—	(166,325)
Total	$(166,325)	$—	$(166,325)

As of December 31, 2019 the information related to these offsetting arrangements were as follows (in thousands):

Instrument Description	Gross Amounts of Recognized Assets / Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets / Liabilities Included in the Consolidated Balance Sheet
Assets:
Derivatives	$683	$(615)	$68

Liabilities:
Derivatives	(64,361)	615	(63,746)
Total	$(63,678)	$—	$(63,678)
At June 30, 2020, the Company had the following derivative instruments (dollars in thousands):

Type	Quantity	Effective Dates	Maturity Dates	Hedge Interest Rates	Notional Amount	Adjusted Net Fair Market Value
Interest rate swap	1	4/29/2016	8/31/2022	1.27% - 1.29%	$10,676	$(253)
Interest rate swaps	8	7/31/2017 - 1/31/2018	4/30/2024 - 10/20/2024	2.16% - 2.39%	277,984	(21,474)
Interest rate swaps	3	4/30/2021	10/30/2026 - 10/31/2026	2.89% - 3.08%	102,720	(14,808)
Interest rate swaps	2	10/31/2019	4/30/2027	1.89% - 1.90%	19,007	(1,136)
Interest rate swaps	2	10/31/2019	10/31/2031	1.44% - 1.50%	22,908	(1,426)
Interest rate swaps	4	1/31/2018 - 4/30/2020	4/30/2034 - 10/31/2034	2.62% - 2.81%	243,504	(49,165)
Interest rate swaps	8	7/31/2017 - 10/18/2024	4/30/2035 - 10/31/2035	2.56% - 2.95%	275,438	(35,428)
Interest rate swap	1	10/18/2024	1/31/2036	2.95%	14,656	(1,797)
Interest rate swaps	3	1/31/2019 - 4/30/2021	4/30/2037	3.30% - 3.33%	100,000	(24,976)
Interest rate swaps	3	10/30/2026 - 10/31/2026	1/31/2038	3.01% - 3.16%	101,135	(15,862)
Total					$1,168,028	$(166,325)

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
Under these financing obligation arrangements, wholly owned subsidiaries of the Company finance the cost of solar energy systems with investors for an initial term of typically 20 or 22 years. The solar energy systems are subject to Customer Agreements with an initial term of typically 20 or 25 years that automatically renew on an annual basis. These solar energy systems are reported under the line item solar energy systems, net in the consolidated balance sheets. As of June 30, 2020 and December 31, 2019, the cost of the solar energy systems placed in service under the financing obligation arrangements was $657.2 million and $657.9 million, respectively. The accumulated depreciation related to these assets as of June 30, 2020 and December 31, 2019 was $107.8 million and $95.9 million, respectively.

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

Note 11. VIE Arrangements
The Company consolidated various VIEs at June 30, 2020 and December 31, 2019. The carrying amounts and classification of the VIEs’ assets and liabilities included in the consolidated balance sheets are as follows (in thousands):

	June 30, 2020	December 31, 2019
Assets
Current assets
Cash	$155,239	$133,362
Restricted cash	12,411	2,746
Accounts receivable, net	25,530	21,956
Inventories	94,175	15,721
Prepaid expenses and other current assets	1,480	554
Total current assets	288,835	174,339
Solar energy systems, net	3,557,831	3,259,712
Other assets	102,257	87,151
Total assets	$3,948,923	$3,521,202
Liabilities
Current liabilities
Accounts payable	$14,306	$11,531
Distributions payable to noncontrolling interests and redeemable noncontrolling interests	17,701	16,012
Accrued expenses and other liabilities	14,095	10,740
Deferred revenue, current portion	40,514	38,265
Deferred grants, current portion	1,011	1,011
Non-recourse debt, current portion	39,361	4,901
Total current liabilities	126,988	82,460
Deferred revenue, net of current portion	465,972	443,873
Deferred grants, net of current portion	26,505	27,023
Non-recourse debt, net of current portion	238,055	201,575
Other liabilities	36,929	19,633
Total liabilities	$894,449	$774,564
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

The carrying value of redeemable noncontrolling interests was greater than the redemption value except for ten and nine Funds at June 30, 2020 and December 31, 2019, respectively, where the carrying value has been adjusted to the redemption value.

Note 13. Stock-Based Compensation
Stock Options
The following table summarizes the activity for all stock options under all of the Company’s equity incentive plans for the six months ended June 30, 2020 (shares and aggregate intrinsic value in thousands):

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2019	10,784	$7.38	6.52	$71,745
Granted	1,483	11.20
Exercised	(1,396)	6.18
Cancelled	(380)	9.16
Outstanding at June 30, 2020	10,491	$8.01	6.67	$122,842

Options vested and exercisable at June 30, 2020	6,933	$6.57	5.63	$91,150
Restricted Stock Units
The following table summarizes the activity for all restricted stock units (“RSUs”) under all of the Company’s equity incentive plans for the six months ended June 30, 2020 (shares in thousands):

	Number of Awards	Weighted Average Grant Date Fair Value
Unvested balance at December 31, 2019	3,943	$11.42
Granted	3,138	11.99
Issued	(2,128)	11.98
Cancelled / forfeited	(403)	10.70
Unvested balance at June 30, 2020	4,550	$11.61
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

Stock-Based Compensation Expense
The Company recognized stock-based compensation expense, including ESPP expenses, in the consolidated statements of operations as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Cost of customer agreements and incentives	$930	$624	$2,876	$1,255
Cost of solar energy systems and product sales	270	190	943	358
Sales and marketing	1,821	1,303	5,299	2,431
Research and development	466	408	1,541	744
General and administration	6,895	4,258	18,668	7,778
Total	$10,382	$6,783	$29,327	$12,566

Note 14. Income Taxes
The income tax benefit rate for the three months ended June 30, 2020 and 2019 was (0.2)% and 1.8%, respectively, and for the six months ended June 30, 2020 and 2019 was 1.3% and 2.7%. The differences between the actual consolidated effective income tax rate and the U.S. federal statutory rate were primarily attributable to the allocation of losses on noncontrolling interests and an increase in valuation allowance.
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
Uncertain Tax Positions

As of June 30, 2020 and December 31, 2019, the Company had no uncertain tax positions.
Tax Holidays

The Company received approval from a U.S. territory for a reduced income tax rate on February 3, 2020. The reduced income tax rate is retroactive to 2018 and is effective through December 31, 2043. The benefit from the reduced income tax rate of $1.3 million for the years ended December 31, 2019 and 2018 was included in income tax expense for the quarter ended June 30, 2020. The benefit from the reduced income tax rate for the quarter ended June 30, 2020 was $0.4 million.

Note 15. Commitments and Contingencies
Letters of Credit
As of June 30, 2020 and December 31, 2019, the Company had $15.7 million and $20.1 million, respectively, of unused letters of credit outstanding, which carry fees of 2.13% - 3.25% per annum and 1.25% - 3.25% per annum, respectively.

Operating and Finance Leases
The Company leases real estate under non-cancellable-operating leases and equipment under finance leases.
The components of lease expense were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Finance lease cost:
Amortization of right-of-use assets	$2,279	$3,748	$4,936	$7,232
Interest on lease liabilities	207	433	424	672
Operating lease cost	3,032	3,620	6,158	6,499
Short-term lease cost	119	621	239	1,145
Variable lease cost	971	1,019	1,781	1,896
Sublease income	(212)	(193)	(372)	(349)
Total lease cost	$6,396	$9,248	$13,166	$17,095
Other information related to leases was as follows (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	2,924	$2,968	$5,499	$5,535
Operating cash flows from finance leases	195	238	416	439
Financing cash flows from finance leases	2,591	3,440	5,545	6,445
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	—	(245)	32	20,150
Finance leases	33	9,371	213	12,937
Weighted average remaining lease term (years):
Operating leases	4.83	5.31	4.83	5.31
Finance leases	2.48	3.13	2.48	3.13
Weighted average discount rate:
Operating leases	5.5%	5.2%	5.5%	5.2%
Finance leases	4.2%	4.2%	4.2%	4.2%

Future minimum lease commitments under non-cancellable leases as of June 30, 2020 were as follows (in thousands):

	Operating Leases	Sublease Income	Net Operating Leases	Finance Leases
2020	$12,702	$767	$11,935	$8,574
2021	10,772	276	10,496	5,907
2022	9,171	—	9,171	2,788
2023	7,369	—	7,369	129
2024	2,696	—	2,696	21
Thereafter	6,640	—	6,640	—
Total future lease payments	49,350	1,043	48,307	17,419
Less: Amount representing interest	6,113	—	6,113	807
Present value of future payments	43,237	1,043	42,194	16,612
Less: Tenant incentives	(3)	—	(3)	—
Net present value of future payments	43,240	1,043	42,197	16,612
Less: Current portion	10,658	—	10,658	8,065
Long-term portion	$32,582	$1,043	$31,539	$8,547

Purchase Commitment
The Company entered into purchase commitments, which have the ability to be canceled without significant penalties, with multiple suppliers to purchase $108.5 million of photovoltaic modules, inverters and batteries by the end of 2022.
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

Commercial ITC and Cash Grant Indemnification
The Company is contractually committed to compensate certain investors for any losses that they may suffer in certain limited circumstances resulting from reductions in Commercial ITCs or U.S. Treasury grants. Generally, such obligations would arise as a result of reductions to the value of the underlying solar energy systems as assessed by the Internal Revenue Service (the “IRS”). At each balance sheet date, the Company assesses and recognizes, when applicable, the potential exposure from this obligation based on all the information available at that time, including any audits undertaken by the IRS. One of the Company's investors is being audited by the IRS. Since this audit is ongoing, the Company is unable to determine the potential tax liabilities as of the filing date of this Quarterly Report on Form 10-Q. The maximum potential future payments that the Company could have to make under this obligation would depend largely on the difference between the prices at which the solar energy systems were sold or transferred to the Funds (or, in certain structures, the fair market value claimed in respect of such systems (referred to as "claimed values")) and the eligible basis determined by the IRS. The Company set the purchase prices and claimed values based on fair market values determined with the assistance of an independent third-party appraisal with respect to the systems that generate Commercial ITCs that are passed-through to, and claimed by, the Fund investors. In April 2018, the Company purchased an insurance policy providing for certain payments by the insurers in the event there is any final determination (including a judicial determination) that reduced the Commercial ITCs claimed in respect of solar energy systems sold or transferred to most Funds through April 2018, or later, in the case of Funds added to the policy after such date. In general, the policy indemnifies the Company and related parties for additional taxes (including penalties and interest) owed in respect of lost Commercial ITCs, gross-up costs and expenses incurred in defending such claim, subject to negotiated exclusions from, and limitations to, coverage.
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

On April 8, 2019, a putative class action captioned Loftus et al. v. Sunrun Inc., Case No. 3:19-cv-01608, was filed in the United States District Court, Northern District of California. The complaint generally alleges violations of the Telephone Consumer Protection Act (the “TCPA”) on behalf of an individual and putative classes of persons alleged to be similarly situated. Plaintiffs filed a First Amended Complaint on June 26, 2019, adding defendant MediaMix 365, LLC, also asserting individual and putative class claims under the TCPA, along with claims under the California Invasion of Privacy Act. In the amended version of their Complaint, plaintiffs seek statutory damages, equitable and injunctive relief, and attorneys’ fees and costs on behalf of themselves and the absent purported classes. On January 23, 2020, the Court held a status conference and set discovery deadlines. Most, if not all, of the claims asserted in the lawsuit relate to activities allegedly engaged in by third-party vendors, for which the Company denies any responsibility. The vendors are contractually obligated to indemnify the Company for losses related to the conduct alleged. While the Company believes that the claims against it are without merit, in view of the cost and risk of continuing to defend the action, it has reached an agreement with plaintiffs to settle the lawsuit on a class-wide basis for $5.5 million, which was accrued as of June 30, 2020, in exchange for a release of all claims that were or could have been asserted in the litigation. The settlement is subject to court-approval.

Note 16. Earnings Per Share
The computation of the Company’s basic and diluted net loss per share is as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Numerator:
Net loss attributable to common stockholders	$(13,562)	$(1,293)	$(41,521)	$(15,155)
Denominator:
Weighted average shares used to compute net loss per share attributable to common stockholders, basic	120,279	115,765	120,201	114,843
Weighted average effect of potentially dilutive shares to purchase common stock	—	—	—	—
Weighted average shares used to compute net loss per share attributable to common stockholders, diluted	120,279	115,765	120,201	114,843
Net loss per share attributable to common stockholders
Basic	$(0.11)	$(0.01)	$(0.35)	$(0.13)
Diluted	$(0.11)	$(0.01)	$(0.35)	$(0.13)

The following shares were excluded from the computation of diluted net loss per share as the impact of including those shares would be anti-dilutive (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Outstanding stock options	1,896	1,512	2,256	1,413
Unvested restricted stock units	1,845	352	1,924	916
Total	3,741	1,864	4,180	2,329

Note 17. Acquisitions

Omni Energy, LLC

In July 2019, the Company acquired a specified customer pipeline and assembled workforce from Omni Energy, LLC (“Omni”), an existing solar integrator with multi-family solar project origination and development capabilities.

The purchase consideration for the assets acquired was approximately $23.5 million, consisting of $2.7 million in cash upfront and $20.8 million representing the fair value of contingent consideration based upon new solar system installations through 2022. The Company estimated the fair value of the contingent consideration at the acquisition date using a probability-weighted discounted cash flow methodology. The estimated range of outcomes (undiscounted) was from $17.7 million to $28.9 million. The total fair value of the assets acquired of $23.5 million is comprised of an intangible asset related to customer relationships of $14.2 million with estimated useful life of five years, and goodwill of $9.3 million. Customer relationships were valued with Level 3 inputs. The fair value of the contingent consideration as of June 30, 2020 was $8.0 million.

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

There was no revenue contributed from the acquired business to the Company, as measured from the date of the acquisition through June 30, 2020. The portion of the total expenses and net income associated with the acquired business was not separately identifiable due to the integration with the Company’s operations. Due to the nature of the acquisition, the operations acquired and the related unaudited pro forma information are immaterial.

Note 18. Subsequent Events

Proposed Acquisition of Vivint Solar, Inc.

On July 6, 2020, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Vivint Solar, Inc. (“Vivint Solar”) and Viking Merger Sub, Inc., a Delaware corporation and the Company’s direct wholly owned subsidiary. Pursuant to the Merger Agreement, the Company will acquire Vivint Solar in an all-stock transaction. Each share of Vivint Solar common stock issued and outstanding immediately prior to the effective time of the merger will be converted automatically into the right to receive 0.55 shares of the Company’s common stock. Vivint Solar stockholders are expected to own approximately 36% and the Company’s stockholders are expected to own approximately 64% of the fully diluted shares of the combined company.

The acquisition of Vivint Solar is expected to be completed during the fourth quarter of 2020, subject to approval by Vivint Solar and Sunrun stockholders, regulatory approvals and other customary closing conditions.

The Merger Agreement provides for certain termination rights for both parties and provides that, in connection with a termination of the Merger Agreement under certain specified circumstances, Vivint Solar will be required to pay Sunrun a termination fee of $54.0 million or Sunrun will be required to pay Vivint Solar a termination fee of $45.0 million or $107.0 million.

Private Placement

On July 29, 2020, the Company entered into a Subscription Agreement (the “Subscription Agreement”) with SK E&S Co., Ltd., a corporation organized under the laws of the Republic of Korea (“SK”), an aggregate of 2,074,688 shares of its common stock, par value $0.0001 per share (the “Shares”), at a price per share of $36.15, for a purchase price of approximately $75.0 million. The Company’s sale and issuance of the shares to SK will occur on a date to be determined during the week of August 10, 2020. The private placement is made concurrently with an agreement between the Company and SK E&S and other affiliated companies to co-invest in a new venture focusing on home electrification. The electrification venture will have a contribution of $150.0 million, with SK E&S and other affiliated companies investing $75.0 million in cash and Sunrun investing $65.0 million in cash and contributing advisory services valued at $10.0 million. Each entity will have equal ownership of the venture.

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
•failure to satisfy the required conditions and otherwise complete our planned acquisition of Vivint Solar, or Vivint Solar on a timely basis or at all;
•the expected benefits and potential value created by the proposed merger with Vivint Solar for our stockholders, including the ownership percentage of our stockholders in the combined organization immediately following the consummation of the proposed merger;
•the inherent risks, costs and uncertainties associated with integrating the businesses in the proposed merger with Vivint Solar successfully and risks of not achieving all or any of the anticipated benefits of the proposed merger with Vivint Solar, or the risk that the anticipated benefits of the proposed acquisition may not be fully realized or take longer to realize than expected;
•the amount of any costs, fees, expenses, impairments and charges related to the relating to the proposed merger with Vivint Solar;
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
•our ability to realize the anticipated benefits of past or future investments, strategic transactions, or acquisitions, and risk that the integration of these acquisitions may disrupt our business and management;
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

These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in the section titled “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. Moreover, we operate in a very competitive and rapidly changing environment, and new risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. These risks and uncertainties may be amplified by the ongoing COVID-19 pandemic, which has caused significant economic uncertainty and negative impacts on capital and credit markets. The extent to which the COVID-19 pandemic impacts our business, operations, and financial results, including the duration and magnitude of such effects, will depend on numerous factors, many of which are unpredictable, including, but not limited to, the duration and spread of the pandemic, its severity, the actions to contain the pandemic or treat its impact, and how quickly and to what extent normal economic and operating conditions can resume. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Quarterly Report on Form 10-Q may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.
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
We have experienced substantial growth in our business and operations since our inception in 2007. As of June 30, 2020, we operated the second largest fleet of residential solar energy systems in the United States. We have an aggregate of 2,163 Megawatts Deployed as of June 30, 2020, and our Gross Earning Assets as of June 30, 2020 were approximately $3.9 billion. Please see the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Key Operating Metrics” for more details on how we calculate Megawatts Deployed and Gross Earning Assets.
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
We have taken actions to mitigate the negative impacts of COVID-19, including, but not limited to, cost reduction initiatives such as decreasing a portion of our workforce through furloughs and layoffs, salary reductions, and temporarily closing warehouses and sales offices. However, these efforts may not prove to be sufficient given the present uncertainties about the duration and severity of the COVID-19 pandemic.
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
Proposed Acquisition of Vivint Solar, Inc.

Agreement and Plan of Merger
On July 6, 2020, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Vivint Solar and Viking Merger Sub, Inc., a Delaware corporation and our direct wholly owned subsidiary. Pursuant to the Merger Agreement, we will acquire Vivint Solar in an all-stock transaction. Each share of Vivint Solar common stock issued and outstanding immediately prior to the effective time of the merger will be converted automatically into the right to receive 0.55 shares of our common stock, representing a combined enterprise value of $9.2 billion based on the closing price of our shares of common stock on July 6, 2020. Vivint Solar stockholders are expected to own approximately 36% and our stockholders are expected to own approximately 64% of the fully diluted shares of the combined company. The exchange ratio implies a 10% premium for Vivint Solar shares based on closing prices on July 6, 2020, and a 15% premium to the exchange ratio implied by the three-month volume weighted average price of Vivint Solar and our shares.
The acquisition of Vivint Solar is expected to be completed during the fourth quarter of 2020, subject to approval by Vivint Solar and Sunrun stockholders, regulatory approvals and other customary closing conditions.

Support Agreements
Simultaneously with the execution of the Merger Agreement, Sunrun and 313 Acquisition LLC, an affiliate of The Blackstone Group Inc. (“313 Acquisition”), have entered into a support agreement (the “Vivint Solar Support Agreement”), pursuant to which 313 Acquisition agreed, among other things, to vote its shares of Vivint Solar Common Stock in favor of the adoption of the Merger Agreement and against any alternative proposal. 313 Acquisition also agreed not to transfer any shares of Vivint Solar Common Stock, subject to certain exceptions including for certain permitted transfers from and after the date of Vivint Solar’s stockholder meeting, or any adjournment or postponement thereof, in each case, at which a vote in favor of the merger is obtained.
Also simultaneously with the execution of the Merger Agreement, Tiger Global Investments, L.P. and Tiger Global Long Opportunities Master Fund, L.P. (collectively, “Tiger Global”) and Vivint Solar have entered into a support agreement (the “Sunrun Support Agreement”), pursuant to which Tiger Global agreed, among other things, to vote its shares of Sunrun Common Stock in favor of the approval of the issuance of shares of Sunrun Common Stock pursuant to the Merger Agreement and against any alternative proposal. Tiger Global also agreed not to transfer any shares of Sunrun Common Stock currently held by it until the conclusion of Sunrun’s duly convened stockholder meeting, or at any adjournment or postponement thereof, in each case, at which a vote on the issuance of Sunrun Common Stock in connection with the merger is taken.

Registration Rights Agreement
Simultaneously with the execution of the Merger Agreement and to be effective as of the Effective Time, Sunrun, 313 Acquisition, Blackstone VNT Co-Invest L.P., Blackstone Capital Partners VI L.P., Blackstone Family Investment Partnership VI-ESC L.P., Blackstone Family Investment Partnership VI L.P., Summit Partners Growth Equity Fund VIII-A, L.P., Summit Partners Growth Equity Fund VIII-B, L.P., Summit Investors I, LLC, Summit Investors I (UK), L.P. and Todd R. Pedersen (collectively, the “Holders” and each, a “Holder”) have entered into a registration rights agreement (the “Registration Rights Agreement”), pursuant to which the Holders agreed, among other things, that if Sunrun registers its securities for public sale or sale pursuant to the exercise of any demand rights, Sunrun will, at the request of a Holder, include such shares of Sunrun Common Stock held by such Holder in the registration. The Holders have also agreed to lock up 50% of the shares of Sunrun Common Stock obtained as a result of the Merger for 60 days following Closing and the remaining 50% for 120 days following Closing, subject to certain exceptions.

Private Placement

On July 29, 2020, Sunrun entered into a Subscription Agreement (the “Subscription Agreement”) with SK E&S Co., Ltd., a corporation organized under the laws of the Republic of Korea (“SK”), an aggregate of 2,074,688 shares of its common stock, par value $0.0001 per share (the “Shares”), at a price per share of $36.15, for a purchase price of approximately $75.0 million. Sunrun's sale and issuance of the shares to SK will occur on a date to be determined during the week of August 10, 2020. The private placement is made concurrently with an agreement between Sunrun and SK E&S and other affiliated companies to co-invest in a new venture focusing on home electrification. The electrification venture will have a contribution of $150.0 million, with SK E&S and other affiliated companies investing $75.0million in cash and Sunrun investing $65.0 million in cash and contributing advisory services valued at $10.0 million. Each entity will have equal ownership of the venture.

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
As of June 30, 2020, we had 34 active investment funds, which are described below. We have established different types of investment funds to implement our asset monetization strategy. Depending on the nature of the investment fund, cash may be contributed to the investment fund by the investor upfront or in stages based on milestones associated with the design, construction or interconnection status of the solar energy systems. The cash contributed by the fund investor is used by the investment fund to purchase solar energy systems. The investment funds either own or enter into a master lease with a Sunrun subsidiary for the solar energy systems, Customer Agreements and associated incentives. We receive on-going cash distributions from the investment funds representing a portion of the monthly customer payments received. We use the upfront cash, as well as on-going distributions, to cover our costs associated with designing, purchasing and installing the solar energy systems. In addition, we also use debt, equity and other financing strategies to fund our operations. The allocation of the economic benefits between us and the fund investor and the corresponding accounting treatment varies depending on the structure of the investment fund.

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
The table below provides an overview of our current investment funds (dollars in millions):

Consolidated Joint Ventures
	Pass-Through Financing Obligations	Partnership Flip	JV Inverted Lease
Consolidation	Owner entity consolidated, tenant entity not consolidated	Single entity, consolidated	Owner and tenant entities consolidated
Balance sheet classification	Pass-through financing obligation	Redeemable noncontrolling interests and noncontrolling interests	Redeemable noncontrolling interests and noncontrolling interests
Revenue from Commercial ITCs	Recognized on the permission to operate ("PTO") date	None	None
Method of calculating investor interest	Effective interest rate method	Greater of HLBV or redemption value	Greater of HLBV or redemption value; or pro rata
Liability balance as of June 30, 2020	$337.6	N/A	N/A
Noncontrolling interest balance (redeemable or otherwise) as of June 30, 2020	N/A	$768.7	$35.3

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

	As of June 30,
	2020	2019
Cumulative Megawatts Deployed (end of period)	2,163	1,763

	As of June 30,
	2020	2019

	(in thousands)
Gross Earning Assets Under Energy Contract	$2,667,498	$2,252,118
Gross Earning Assets Value of Purchase or Renewal	1,224,664	1,060,236
Gross Earning Assets	$3,892,162	$3,312,354

The tables below provide a range of Gross Earning Asset amounts if different default, discount and purchase and renewal assumptions were used.
Gross Earning Assets Under Energy Contract:

	As of June 30, 2020
	Discount rate
Default rate	4%	5%	6%	7%	8%

	(in thousands)
5%	$3,056,653	$2,810,374	$2,594,277	$2,403,958	$2,235,731
0%	$3,147,759	$2,891,899	$2,667,499	$2,469,956	$2,295,425
Gross Earning Assets Value of Purchase or Renewal:

	As of June 30, 2020
	Discount rate
Purchase or Renewal rate	4%	5%	6%	7%	8%

	(in thousands)
80%	$1,595,964	$1,302,796	$1,067,241	$877,307	$723,627
90%	$1,831,336	$1,494,950	$1,224,664	$1,006,720	$830,372
100%	$2,066,707	$1,687,105	$1,382,086	$1,136,132	$937,116

Total Gross Earning Assets:

	As of June 30, 2020
	Discount rate
Purchase or Renewal rate	4%	5%	6%	7%	8%

	(in thousands)
80%	$4,743,723	$4,194,695	$3,734,739	$3,347,263	$3,019,052
90%	$4,979,094	$4,386,850	$3,892,162	$3,476,676	$3,125,797
100%	$5,214,466	$4,579,004	$4,049,585	$3,606,088	$3,232,541

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

	(in thousands, except per share data)
Revenue:
Customer agreements and incentives	$106,095	$92,439	$205,219	$192,289
Solar energy systems and product sales	75,199	112,156	186,806	206,810
Total revenue	181,294	204,595	392,025	399,099
Operating expenses:
Cost of customer agreements and incentives	83,422	70,594	161,699	140,087
Cost of solar energy systems and product sales	63,746	86,348	155,344	164,147
Sales and marketing	69,701	70,038	139,971	125,991
Research and development	4,971	6,555	9,017	12,029
General and administrative	41,756	33,044	69,830	62,107
Amortization of intangible assets	1,167	814	2,650	1,707
Total operating expenses	264,763	267,393	538,511	506,068
Loss from operations	(83,469)	(62,798)	(146,486)	(106,969)
Interest expense, net	50,721	42,309	100,645	83,649
Other expenses, net	148	1,388	98	6,144
Loss before income taxes	(134,338)	(106,495)	(247,229)	(196,762)
Income tax expense (benefit)	211	(1,910)	(3,131)	(5,271)
Net loss	(134,549)	(104,585)	(244,098)	(191,491)
Net loss attributable to noncontrolling interests and redeemable noncontrolling interests	(120,987)	(103,292)	(202,577)	(176,336)
Net loss attributable to common stockholders	$(13,562)	$(1,293)	$(41,521)	$(15,155)
Net loss per share attributable to common stockholders
Basic	$(0.11)	$(0.01)	$(0.35)	$(0.13)
Diluted	$(0.11)	$(0.01)	$(0.35)	$(0.13)
Weighted average shares used to compute loss per share attributable to common stockholders
Basic	120,279	115,765	120,201	114,843
Diluted	120,279	115,765	120,201	114,843

Comparison of the Three Months Ended June 30, 2020 and 2019
Revenue

	Three Months Ended June 30,		Change
	2020	2019	$	%

	(in thousands)
Customer agreements	$98,525	$85,277	$13,248	16%
Incentives	7,570	7,162	408	6%
Customer agreements and incentives	106,095	92,439	13,656	15%

Solar energy systems	44,579	66,569	(21,990)	(33)%
Products	30,620	45,587	(14,967)	(33)%
Solar energy systems and product sales	75,199	112,156	(36,957)	(33)%
Total revenue	$181,294	$204,595	$(23,301)	(11)%
Customer Agreements and Incentives. The $13.2 million increase in revenue from Customer Agreements was primarily due to both an increase in solar energy systems under Customer Agreements being placed in service in the period from July 1, 2019 through June 30, 2020, plus a full quarter of revenue recognized in the second quarter of 2020 for systems placed in service in the second quarter of 2019 versus only a partial quarter of such revenue related to the period in which the assets were in service in 2019. Revenue from incentives primarily consists of sales of SRECs, which increased by $0.4 million during the three months ended June 30, 2020, compared to the prior year as a result of an increase in SREC deliveries from the prior year.
Solar Energy Systems and Product Sales. Revenue from solar energy systems sales decreased by $22.0 million compared to the prior year due to decreased demand through retail partners. Product sales decreased by $15.0 million, primarily due to a decrease in the volume of wholesale products sold, which has been impacted by COVID-19 and customers' reduced purchases in 2020 after purchasing safe harbor materials in 2019 for use in 2020.
Operating Expenses

	Three Months Ended June 30,		Change
	2020	2019	$	%

	(in thousands)
Cost of customer agreements and incentives	$83,422	$70,594	$12,828	18%
Cost of solar energy systems and product sales	63,746	86,348	(22,602)	(26)%
Sales and marketing	69,701	70,038	(337)	—%
Research and development	4,971	6,555	(1,584)	(24)%
General and administrative	41,756	33,044	8,712	26%
Amortization of intangible assets	1,167	814	353	43%
Total operating expenses	$264,763	$267,393	$(2,630)	(1)%
Cost of Customer Agreements and Incentives. The $12.8 million increase in Cost of customer agreements and incentives was primarily due to the increase in solar energy systems placed in service in the period from July 1, 2019 through June 30, 2020, plus a full quarter of costs recognized in the second quarter of 2020 for systems placed in service in the second quarter of 2019 versus only a partial quarter of such expenses related to the period in which the assets were in service in 2019.
The Cost of customer agreements and incentives increased to 79% of revenue from customer agreements and incentives during the three months ended June 30, 2020, from 76% during the three months ended June 30, 2019.

Cost of Solar Energy Systems and Product Sales. The $22.6 million decrease in Cost of solar energy systems and product sales was due to the corresponding net decrease in the solar energy systems and product sales discussed above.
Sales and Marketing Expense. The $0.3 million decrease in Sales and marketing expense was a result of a decrease in headcount driving lower employee compensation. This decrease was partially offset by $7.0 million in non-recurring and restructuring costs incurred in the three months ended June 30, 2020. Included in sales and marketing expense is $3.5 million and $2.9 million of amortization of costs to obtain Customer Agreements for the three months ended June 30, 2020 and 2019, respectively.
Research and Development Expense. The $1.6 million decrease in Research and development expense was primarily attributable to a lower consulting fees, as well as a slight decrease in headcount resulting in lower employee compensation.
General and Administrative Expense. The $8.7 million increase in General and administrative expenses was primarily attributable to a $6.7 million legal settlement accrual and other non-recurring and restructuring costs of $3.2 million, partially offset by a decrease in consulting costs.
Non-Operating Expenses

	Three Months Ended June 30,		Change
	2020	2019	$	%

	(in thousands)
Interest expense, net	$50,721	$42,309	$8,412	20%
Other expenses, net	$148	$1,388	$(1,240)	(89)%

Interest Expense, net. The increase in Interest expense, net of $8.4 million was related to additional non-recourse and pass-through financing obligation debt entered into subsequent to June 30, 2019. Included in net interest expense is $6.2 million and $7.4 million of non-cash interest recognized under Customer Agreements that have a significant financing component for the three months ended June 30, 2020 and 2019, respectively.

Other Expenses, net. The decrease in Other expenses, net of $1.2 million relates primarily to a loss from the early extinguishment of certain non-recourse debt in 2019, with no such comparable activity in the three months ended June 30, 2020.
Income Tax Expense (Benefit)

	Three Months Ended June 30,		Change
	2020	2019	$	%

	(in thousands)
Income tax expense (benefit)	$211	$(1,910)	$2,121	(111)%

The tax benefit at the statutory rate of 21.0% for 2020 was reduced by the allocation of losses to noncontrolling interests and redeemable noncontrolling interests of 18.8%, and increase in valuation allowance of 3.5% and increased by other benefits of 1.1%. The tax benefit at the statutory rate of 21.0% for 2019 was reduced by the allocation of the losses to noncontrolling interests and redeemable noncontrolling interests of 20.4%, and increase in valuation allowance of 4.3% and offset by tax deductions from other miscellaneous items of 5.5%.

Net Loss Attributable to Noncontrolling Interests and Redeemable Noncontrolling Interests

	Three Months Ended June 30,		Change
	2020	2019	$	%

	(in thousands)
Net loss attributable to noncontrolling interests and redeemable noncontrolling interests	$(120,987)	$(103,292)	$(17,695)	17%

The increase in net loss attributable to noncontrolling interests and redeemable noncontrolling interests of $17.7 million was primarily a result of the addition of four investment funds since June 30, 2019, as well as the HLBV method used in determining the amount of net loss attributable to noncontrolling interests and redeemable noncontrolling interests, which generally allocates more loss to the noncontrolling interest in the first several years after fund formation.

Comparison of the Six Months Ended June 30, 2020 and 2019
Revenue

	Six Months Ended June 30,		Change
	2020	2019	$	%

	(in thousands)
Customer agreements	$192,778	$163,805	$28,973	18%
Incentives	12,441	28,484	(16,043)	(56)%
Customer agreements and incentives	205,219	192,289	12,930	7%

Solar energy systems	115,856	125,005	(9,149)	(7)%
Products	70,950	81,805	(10,855)	(13)%
Solar energy systems and product sales	186,806	206,810	(20,004)	(10)%
Total revenue	$392,025	$399,099	$(7,074)	(2)%
Customer Agreements and Incentives. The $29.0 million increase in revenue from Customer Agreements was primarily due to both an increase in solar energy systems under Customer Agreements being placed in service in the period from July 1, 2019 through June 30, 2020, plus a full half year of revenue recognized in 2020 for systems placed in service in the first half of 2019 versus only a partial first half of such revenue related to the period in which the assets were in service in 2019. Revenue from incentives consists of sales of Commercial ITCs and SRECs, which decreased by $16.0 million during the six months ended June 30, 2020, compared to the prior year. The decrease was due to the sale of Commercial ITCs under a financing obligation fund opened in 2018, with PTO activity in that fund primarily concluding during the second quarter of 2019. There has been no such comparable fund opened in 2019 or 2020.
Solar Energy Systems and Product Sales. Revenue from solar energy systems sales decreased by $9.1 million compared to the prior year due to decreased demand through retail partners. Product sales decreased by $10.9 million, primarily due to a decrease in the volume of wholesale products sold, which has been impacted by COVID-19 and customers' reduced purchases in 2020 after purchasing safe harbor materials in 2019 for use in 2020.

Operating Expenses

	Six Months Ended June 30,		Change
	2020	2019	$	%

	(in thousands)
Cost of customer agreements and incentives	$161,699	$140,087	$21,612	15%
Cost of solar energy systems and product sales	155,344	164,147	(8,803)	(5)%
Sales and marketing	139,971	125,991	13,980	11%
Research and development	9,017	12,029	(3,012)	(25)%
General and administrative	69,830	62,107	7,723	12%
Amortization of intangible assets	2,650	1,707	943	55%
Total operating expenses	$538,511	$506,068	$32,443	6%
Cost of Customer Agreements and Incentives. The $21.6 million increase in Cost of customer agreements and incentives was primarily due to the increase in solar energy systems placed in service in the period from July 1, 2019 through June 30, 2020, plus a full half year of costs recognized in 2020 for systems placed in service in the first half of 2019 versus only a partial first half of such expenses related to the period in which the assets were in service in 2019.
The cost of Customer Agreements and incentives increased to 79% of revenue from customer agreements and incentives during the six months ended June 30, 2020, from 73% during the six months ended June 30, 2019 due to the $16.0 million decrease in revenue from incentives, as discussed above. The cost of sales related to incentives was minimal.
Cost of Solar Energy Systems and Product Sales. The $8.8 million decrease in Cost of solar energy systems and product sales was due to the corresponding net decrease in the solar energy systems and product sales discussed above.
Sales and Marketing Expense. The $14.0 million increase in Sales and marketing expense was primarily attributable to $8.0 million in non-recurring and restructuring costs incurred during the six months ended June 30, 2020, as well as an increase in costs to acquire customers through our retail channels and sales lead generating partners, partially offset by a decrease in headcount driving lower compensation. Included in sales and marketing expense is $6.9 million and $5.5 million of amortization of costs to obtain Customer Agreements for the six months ended June 30, 2020 and 2019, respectively.
Research and Development Expense. The $3.0 million decrease in Research and development expense was primarily attributable to a decrease in consulting fees, as well as a decrease in headcount resulting in lower employee compensation.
General and Administrative Expense. The $7.7 million increase in General and administrative expenses was primarily attributable to a $6.7 million legal settlement accrual, as well as $3.4 million in non-recurring and restructuring costs incurred during the six months ended June 30, 2020, partially offset by a decrease in consulting costs.
Non-Operating Expenses

	Six Months Ended June 30,		Change
	2020	2019	$	%

	(in thousands)
Interest expense, net	$100,645	$83,649	$16,996	20%
Other expenses, net	$98	$6,144	$(6,046)	(98)%

Interest Expense, net. The increase in Interest expense, net of $17.0 million was related to additional non-recourse and pass-through financing obligation debt entered into subsequent to June 30, 2019. Included in net interest expense is $12.3 million and $13.4 million of non-cash interest recognized under Customer Agreements that have a significant financing component for the six months ended June 30, 2020 and 2019, respectively.

Other Expenses, net. The decrease in Other expenses, net of $6.0 million relates primarily to losses on extinguishment of debt related to an early repayment of pass-through financing obligation in 2019, with no such comparable activity in the six months ended June 30, 2020.
Income Tax Expense

	Six Months Ended June 30,		Change
	2020	2019	$	%

	(in thousands)
Income tax benefit	$(3,131)	$(5,271)	$2,140	(41)%

The tax benefit at the statutory rate of 21.0% for 2020 was reduced by the allocation of losses to noncontrolling interests and redeemable noncontrolling interests of 17.1%, and increase in valuation allowance of 4.8% and increased by other benefits of 2.2%. The tax benefit at the statutory rate of 21.0% for 2019 was reduced by the allocation of the losses to noncontrolling interests and redeemable noncontrolling interests of 18.8%, and increase in valuation allowance of 5.1% and offset by tax deductions from other miscellaneous items of 5.6%.
Net Loss Attributable to Noncontrolling Interests and Redeemable Noncontrolling Interests

	Six Months Ended June 30,		Change
	2020	2019	$	%

	(in thousands)
Net loss attributable to noncontrolling interests and redeemable noncontrolling interests	$(202,577)	$(176,336)	$(26,241)	15%

The increase in net loss attributable to noncontrolling interests and redeemable noncontrolling interests of $26.2 million was primarily a result of the addition of four investment funds since June 30, 2019, as well as the HLBV method used in determining the amount of net loss attributable to noncontrolling interests and redeemable noncontrolling interests, which generally allocates more loss to the noncontrolling interest in the first several years after fund formation.

Liquidity and Capital Resources

        As of June 30, 2020, we had cash of $269.6 million, which consisted of cash held in checking and savings accounts with financial institutions. We finance our operations mainly through a variety of financing fund arrangements that we have formed with fund investors, borrowings, cash generated from our sources of revenue, and proceeds from secured credit facilities arrangements with a syndicate of banks for up to $265.3 million and from secured, long-term non-recourse loan arrangements for up to $199.0 million. Our principal uses of cash are funding our business, including the costs of acquisition and installation of solar energy systems, satisfaction of our obligations under our debt instruments and other working capital requirements.

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

	Six Months Ended June 30,
	2020	2019

	(in thousands)
Consolidated cash flow data:
Net cash used in operating activities	$(152,253)	$(56,615)
Net cash used in investing activities	(364,417)	(402,380)
Net cash provided by financing activities	507,673	508,463
Net change in cash and restricted cash	$(8,997)	$49,468
Operating Activities
During the six months ended June 30, 2020, we used $152.3 million in net cash from operating activities. The driver of our operating cash outflow consists of the cost of our revenue, as well as sales, marketing and general and administrative costs. During the six months ended June 30, 2020, our operating cash outflows were $102.1 million from our net loss excluding non-cash and non-operating items. Changes in working capital resulted in a net cash outflow of $50.2 million.

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
Investing Activities
During the six months ended June 30, 2020, we used $364.4 million in cash in investing activities. The majority was used to design, acquire and install solar energy systems and components under our long-term Customer Agreements.
During the six months ended June 30, 2019, we used $402.4 million in cash in investing activities. The majority was used to design, acquire and install solar energy systems and components under our long-term Customer Agreements.
Financing Activities
During the six months ended June 30, 2020, we generated $507.7 million from financing activities. This was primarily driven by $338.7 million in net proceeds from fund investors and $156.9 million in net proceeds from debt, offset by $5.5 million in repayments under finance lease obligations.
During the six months ended June 30, 2019, we generated $508.5 million from financing activities. This was primarily driven by $287.8 million in net proceeds from fund investors and $212.3 million in net proceeds from debt, net of debt issuance costs and repayments, offset by $6.4 million in payments for finance lease obligations.

Debt and Investing Fund Commitments
As of June 30, 2020, we had committed and available capital of approximately $292.7 million that may only be used to purchase and install solar energy systems. We intend to establish new investment funds in the future, and we may also use debt, equity or other financing strategies to finance our business. For a discussion of the terms and conditions of debt instruments and changes thereof in the period, refer to Note 8, Indebtedness, to our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Contractual Obligations and Other Commitments
The following table summarizes our contractual obligations as of June 30, 2020 (in thousands):

	Payments Due by Period
	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years	Total

	(in thousands)
Contractual Obligations:
Debt obligations (including future interest)	$227,299	$871,107	$762,118	$1,362,623	$3,223,147
Purchase commitments	30,639	77,850	—	—	108,489
Distributions payable to noncontrolling interests and redeemable noncontrolling interests (1)	17,751	—	—	—	17,751
Financing lease obligations (including accrued interest)	8,574	8,695	150	—	17,419
Operating lease obligations, net of sublease income	11,935	19,667	10,065	6,640	48,307
Total contractual obligations	$296,198	$977,319	$772,333	$1,369,263	$3,415,113

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
In connection with that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective and designed to provide reasonable assurance that the information required to be disclosed is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms as of June 30, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15I and 15d-15I under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
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

Risks Related to Our Planned Acquisition of Vivint Solar, Inc.

Risks Relating to the Merger

The merger is subject to conditions, some or all of which may not be satisfied or completed on a timely basis, if at all. Failure to complete the merger could have material adverse effects on Sunrun and Vivint Solar.

The completion of the merger is subject to a number of conditions, including, among other things, the receipt of the Sunrun stockholder approval and the Vivint Solar stockholder approval and receipt of certain regulatory approvals, which make the completion and timing of the merger uncertain. The failure to satisfy all of the required conditions could delay the completion of the merger for a significant period of time or prevent it from occurring at all. There can be no assurance that the conditions to the completion of the merger will be satisfied or waived, that the merger will be completed or that the merger will be consummated as contemplated by the merger agreement.

If the merger is not completed or is completed on different terms than as contemplated by the merger agreement, each of Sunrun and Vivint Solar may be materially adversely affected and, without realizing any of the benefits of having completed the merger, will be subject to a number of risks, including the following:
•the market price of Sunrun common stock or Vivint Solar common stock could decline;
•reputational harm due to the adverse perception of any failure to successfully complete the merger could result;
•each of Sunrun and Vivint Solar could owe a substantial termination fee to the other party in specified circumstances;
•if the merger agreement is terminated and the Sunrun Board or the Vivint Solar Board seeks another business combination, Sunrun stockholders or Vivint Solar stockholders, as applicable, cannot be certain that Sunrun or Vivint Solar, as applicable, will be able to find a party willing to enter into a transaction on terms equivalent to or more attractive than the terms that the other party has agreed to in the merger agreement;
•time and resources, financial and otherwise, committed by Sunrun’s and Vivint Solar’s management to matters relating to the merger could otherwise have been devoted to pursuing other beneficial opportunities;
•Sunrun or Vivint Solar may experience negative reactions from the financial markets or from its customers, suppliers, strategic partners and employees; and

•Sunrun and Vivint Solar will each be required to pay its costs relating to the merger, such as, for example, legal, accounting, financial advisory and printing fees, whether or not the merger is completed.

Any delay in completing the merger may reduce or eliminate the expected benefits from the transaction.

The merger is subject to a number of conditions beyond Sunrun’s and Vivint Solar’s control that may prevent, delay or otherwise materially adversely affect its completion. Sunrun and Vivint Solar cannot predict whether and when these conditions will be satisfied. There can be no assurance that either Sunrun or Vivint Solar or both parties will waive any condition to closing that is not satisfied. Furthermore, the requirements for obtaining the required clearances and approvals and the time required to satisfy any other conditions to the closing could delay the completion of the merger for a significant period of time or prevent it from occurring. Any delay in completing the merger could cause Sunrun or Vivint Solar not to realize some or all of the benefits that it expects to achieve if the merger is successfully completed within its expected timeframe. Further, delays in the completion of the merger could also result in additional transaction costs, loss of revenue or other negative effects associated with delay and uncertainty about the completion of the merger and could materially and adversely impact Sunrun’s and Vivint Solar’s ongoing business, financial condition, financial results and stock price following the completion of the merger.

The merger is subject to the expiration or termination of applicable waiting periods and the receipt of approvals, consents or clearances from regulatory authorities that may impose conditions that could have an adverse effect on Sunrun or Vivint Solar or, if such approvals, consents or clearances are not obtained, it could prevent completion of the merger.

Before the merger may be completed, any applicable waiting period (and any extension thereof) under the HSR Act relating to the completion of the merger must have expired or terminated. In deciding whether to terminate or allow the applicable waiting period to expire, the relevant governmental entities will consider the effect of the merger within their relevant jurisdiction, including, among other things, the impact on the parties’ respective customers and suppliers. The terms and conditions of the authorizations and consents that are granted, if any, may impose requirements, limitations or costs or place restrictions on the conduct of Sunrun’s or Vivint Solar’s business or may materially delay the completion of the merger.

In addition, at any time before or after the completion of the merger, and notwithstanding the termination of applicable waiting periods, under the HSR Act, the applicable regulatory authorities or any state attorney general could take such action under antitrust or other applicable laws as such authority deems necessary or desirable in the public interest. Such actions could include, among other things, seeking to enjoin the completion of the merger or seeking divestiture of substantial assets of the parties. In addition, in some circumstances, a third party could initiate a private action challenging, seeking to enjoin, or seeking to impose conditions on, the merger. Sunrun and Vivint Solar may not prevail and may incur significant costs in defending or settling any such action.

There can be no assurance that the conditions to the completion of the merger set forth in the merger agreement relating to applicable regulatory laws will be satisfied.

The merger agreement contains provisions that limit Sunrun’s and Vivint Solar’s ability to pursue alternatives to the merger, could discourage a potential third-party acquiror or merger partner from making an alternative transaction proposal, and provide that, in specified circumstances, each of Sunrun and Vivint Solar would be required to pay a termination fee.

The merger agreement contains provisions that make it more difficult for each of Sunrun and Vivint Solar to be acquired by, or enter into certain combination transactions with, a third party. The merger agreement contains certain provisions that restrict each of Sunrun’s and Vivint Solar’s ability to, among other things, solicit, initiate or knowingly encourage or facilitate any alternative transaction, engage in any discussions or negotiations with any third party concerning any alternative transaction, or provide nonpublic information to any third party. In addition, following receipt by either of Sunrun or Vivint Solar of any alternative transaction proposal that constitutes a “superior proposal,” each of Vivint Solar or Sunrun, respectively, will have an opportunity to offer to modify the terms of the merger agreement before the Sunrun Board or the Vivint Solar Board, respectively, may withdraw or qualify its recommendation with respect to the Sunrun share issuance proposal or the Vivint Solar merger proposal, respectively, in favor of such superior proposal.

These provisions could discourage a potential third-party acquiror or merger partner that might have an interest in acquiring or combining with all or a significant portion of Sunrun or Vivint Solar or pursuing an alternative transaction from considering or proposing such a transaction.

In certain circumstances, upon termination of the merger agreement, Vivint Solar would be required to pay a termination fee of $54 million to Sunrun, and in certain circumstances, upon termination of the merger agreement, Sunrun would be required to pay a termination fee of $45 million or $107 million to Vivint Solar, each as contemplated by the merger agreement.

If the merger agreement is terminated and either of Sunrun or Vivint Solar determines to seek another business combination transaction, Sunrun or Vivint Solar may not be able to negotiate a transaction with another party on terms comparable to, or better than, the terms of the merger.

Each party is subject to business uncertainties and contractual restrictions while the merger is pending, which could adversely affect each party’s business and operations.

In connection with the pendency of the merger, it is possible that some customers, suppliers, strategic partners and other persons with whom Sunrun and/or Vivint Solar has a business relationship may delay or defer certain business decisions or might decide to seek to terminate, change or renegotiate their relationships with Sunrun or Vivint Solar, as the case may be, as a result of the merger or otherwise, which could negatively affect Sunrun’s or Vivint Solar’s respective revenues, earnings and/or cash flows, as well as the market price of Sunrun common stock or Vivint Solar common stock, regardless of whether the merger is completed.

Until the merger is completed, the merger agreement restricts each of Sunrun and Vivint Solar from taking specified actions without the consent of the other party, and requires each of Sunrun and Vivint Solar to operate in the ordinary and usual course of business consistent with past practice. Sunrun and Vivint Solar are subject to a number of interim operating covenants relating to, among other things, amendment of organizational documents, payment of dividends or entry into certain acquisitions or investments. Such limitations could adversely affect each of Sunrun’s and Vivint Solar’s business and operations prior to the completion of the merger.

The merger will involve substantial costs.

Sunrun and Vivint Solar have incurred and expect to continue to incur substantial costs and expenses relating directly to the merger and the Sunrun share issuance, including fees and expenses payable to financial advisors, other professional fees and expenses, insurance premium costs, fees and costs relating to regulatory filings and notices, SEC filing fees, printing and mailing costs and other transaction-related costs, fees and expenses. If the merger is not completed, Sunrun and Vivint Solar will have incurred substantial expenses for which no ultimate benefit will have been received by either company.

Risks Related to Our Business and Our Industry

The COVID-19 pandemic could have an adverse impact on our business, operations and the markets and communities in which we operate. Efforts to mitigate or contain the pandemic and the resulting weakened economic conditions may disrupt and adversely affect our business.

The COVID-19 pandemic is having an unprecedented impact on the U.S. economy as federal, state and local governments react to this public health crisis, and has impacted our business and created significant uncertainties for our industry and the economy in general. As COVID-19 continues to spread and impact the country, effects such as the widespread growth in infections, travel restrictions, quarantines, return-to-work restrictions, new and changing government regulations, and site closures have impacted and may continue to impact our ability to staff sales and operations centers and install and maintain solar energy systems in the field.

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

In an effort to curtail the spread of the disease, various state and local jurisdictions have adopted executive orders, shelter-in-place orders, quarantines, and similar government orders and restrictions on the operations of many businesses and industries. In many such jurisdictions, we have been deemed an essential service, allowing us to continue our installation and field service operations. However, earlier this year certain jurisdictions temporarily enacted restrictions that prevented our field sales and installations, and it is possible that other jurisdictions could enact similar restrictions or curtail the scope of currently permitted operations.

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

We and our fund investors claim the Commercial ITC or the U.S. Treasury grant in amounts based on the fair market value of our solar energy systems. We have obtained independent appraisals to determine the fair market values we report for claiming Commercial ITCs and U.S. Treasury grants. With respect to U.S. Treasury grants, the U.S. Treasury Department reviews the reported fair market value in determining the amount initially awarded, and the IRS may also subsequently audit the fair market value and determine that amounts previously awarded constitute taxable income for U.S. federal income tax purposes. With respect to Commercial ITCs, the IRS may review the fair market value on audit and determine that the tax credits previously claimed must be reduced. If the fair market value is determined in these circumstances to be less than what we reported, we may owe our fund investors an amount equal to this difference, plus any costs and expenses associated with a challenge to that valuation. We could also be subject to tax liabilities, including interest and penalties. If the IRS further disagrees now or in the future with the amounts we reported regarding the fair market value of our solar energy systems, it could have a material adverse effect on our business, financial condition and prospects. One of our investors is currently being audited by the IRS in an audit involving a review of the fair market value determination of our solar energy systems. If this audit results in an adverse finding, we may be subject to an indemnity obligation to our investor. The IRS audit is still ongoing, and we are unable to determine the potential tax liabilities as of each balance sheet date. We purchased an insurance policy in 2018 insuring us and related parties for additional taxes owed in respect of lost Commercial ITCs, gross-up costs and expenses incurred in defending the types of claims described above. However, this policy only covers certain investment funds and has negotiated exclusions from, and limitations to, coverage and therefore may not cover us for all such lost Commercial ITCs, taxes, costs and expenses.

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

As of June 30, 2020, a substantial majority of states have adopted net metering policies. Net metering policies are designed to allow homeowners to serve their own energy load using on-site generation. Electricity that is generated by a solar energy system and consumed on-site avoids a retail energy purchase from the applicable utility, and excess electricity that is exported back to the electric grid generates a retail credit within a homeowner’s monthly billing period. At the end of the monthly billing period, if the homeowner has generated excess electricity within that month, the homeowner typically carries forward a credit for any excess electricity to be offset against future utility energy purchases. At the end of an annual billing period or calendar year, utilities either continue to carry forward a credit, or reconcile the homeowner’s final annual or calendar year bill using different rates (including zero credit) for the exported electricity.

Utilities, their trade associations, and fossil fuel interests in the country are currently challenging net metering policies, and seeking to eliminate them, cap them, or impose charges on homeowners that have net metering. For example, on April 14, 2020, the New England Ratepayers Association filed a petition with the Federal Energy Regulatory Commission (“FERC”), asking it to assert exclusive federal jurisdiction over state net metering programs. Such a declaratory order, if granted, would have encouraged legal challenges to state net metering programs and could have reduced the bill credits customers receive for the electricity they export to the grid. On July 16, 2020, FERC dismissed the petition unanimously on procedural grounds, but at least one commissioner indicated that FERC could revisit the issue of net metering jurisdiction in the future.

In October 2015 the Hawaii Public Utilities Commission (the "Hawaii Commission") issued an order that eliminates net metering for all new homeowners. All existing net metering customers and customers who submitted net metering applications before October 12, 2015 are grandfathered indefinitely under the old rules. Interim tariffs currently exist in Hawaii. Permanent tariffs currently under consideration by the Hawaii Commission, and customers on the interim tariff may be switched over to these newer tariffs. We continue to sell, build, and service systems in Hawaii. The new programs in Hawaii are more complex, which decreases certainty in the economic value proposition we provide to customers and potentially slows down market growth. Recent proposals submitted by utility companies have proposed significant changes to the marketplace, such as utility ownership/control over solar systems, which may further detrimentally impact the economic value proposition to customers and slow down market growth.

In addition, in early 2016 we ceased new installations in Nevada in response to the elimination of net metering by the Public Utilities Commission of Nevada (“PUCN”). However, in September 2016, the PUCN issued an order grandfathering in customers under the prior net metering rules that had installed a solar energy system or had submitted a net metering application prior to December 31, 2015. Furthermore, in June 2017, Nevada enacted legislation, AB 405, that restores net metering at a reduced credit and guarantees new customers receive the net metering rate in effect at the time they applied for interconnection for 20 years. As another example, in December 2016, the Arizona Corporation Commission (“ACC”) issued a decision to eliminate net metering for new solar customers and replace it with a net-feed in tariff (a fixed export rate). In May 2018, Connecticut enacted legislation to end the state's net metering program upon the conclusion of the Residential Solar Investment Program, and replace it with two yet-to-be-determined rate structures. On June 28, 2019, legislation was signed into law delaying the implementation of these programs and continuing Connecticut’s net metering program through the end of 2021.

Some states set limits on the total percentage of a utility’s customers that can adopt net metering. For example, South Carolina had a net metering cap that was eliminated in May 2019 when South Carolina enacted the Energy Freedom Act. The new law allows for regulatory review of net metering after two years, with such review set to occur in June 2021. Illinois has a threshold that triggers a commission process to determine what comes after net metering rate design. New Jersey currently has no net metering cap; however, it has a threshold that triggers commission review of its net metering policy. These policies could be subject to change in the future, and other states we serve now or in the future may adopt net metering caps. If the net metering caps in these jurisdictions are reached without an extension of net metering policies, homeowners in those jurisdictions will not have access to the economic value proposition net metering provides. Our ability to sell our solar service offerings may be adversely impacted by the failure to extend existing limits to net metering or the elimination of currently existing net metering policies. The failure to adopt a net metering policy where it currently is not in place would pose a barrier to entry in those states. Additionally, the imposition of charges that only or disproportionately impact homeowners that have solar energy systems, or the introduction of rate designs mentioned above, would adversely impact our business.

California's Public Utilities Commission (“CPUC”) has made changes to rate design for solar customers, such as adopting "time of use" rates with different electricity prices during peak and off peak hours, as well as modifications to the minimum bill for solar customers. The CPUC is expected to revisit its net metering policy in a proceeding that is expected to begin in the fourth quarter of 2020.

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

Our business model also relies on multiple tax exemptions offered at the state and local levels. For example, some states have property tax exemptions that exempt the value of solar energy systems in determining values for calculation of local and state real and personal property taxes. State and local tax exemptions can be changed by state legislatures and other regulators, and if solar energy systems were not exempt from such taxes, the property taxes payable by customers would be higher, which could offset any potential savings our solar service offerings could offer. Similarly, if state or local legislatures or tax administrators impose property taxes on third-party owners of solar energy systems, solar companies like us would be subject to higher costs. For example, South Carolina counties do not currently assess property tax on customer-owned residential solar energy systems; however, third-party-owned systems are subject to business personal property taxes. In Connecticut, a number of municipalities have assessed property tax on third-party-owned solar energy systems, despite an applicable exemption under state law. In Texas, there is inconsistency between counties on how third-party-owned systems are subjected to the state solar property tax exemption. In general, we rely on certain state and local tax exemptions that apply to the sale of equipment, sale of power, or both. These state and local tax exemptions can be changed by state legislatures, regulators, tax administrators, or court rulings and such changes could adversely impact our business and the profitability of our offerings in certain markets.

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

As of June 30, 2020, more than 40% of our customers were in California. Accordingly, our business and results of operations are particularly susceptible to adverse economic, regulatory, political, weather and other conditions in this market and in other markets that may become similarly concentrated, in particular the east coast, where we have seen significant growth recently. In addition, our corporate and sales headquarters are located in San Francisco, California, an area that has a heightened risk of earthquakes and nearby wildfires. We may not have adequate insurance, including business interruption insurance, to compensate us for losses that may occur from any such significant events, including damage to our solar energy systems. A significant natural disaster, such as an earthquake or wildfire, or a public health crisis, such as a pandemic, could have a material adverse impact on our business, results of operations and financial condition. In addition, acts of terrorism or malicious computer viruses could cause disruptions in our or our solar partners’ businesses or the economy as a whole. To the extent that these disruptions result in delays or cancellations of installations or the deployment of our solar service offerings, our business, results of operations and financial condition would be adversely affected.

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

Customers who enter into Customer Agreements with us are covered by production guarantees and roof penetration warranties. As the owners of the solar energy systems, we or our investment funds receive a warranty from the inverter and solar panel manufacturers, and, for those solar energy systems that we do not install directly, we receive workmanship and material warranties as well as roof penetration warranties from our solar partners. For example, in 2014 and 2015, we had to replace a significant number of defective inverters, the cost of which was borne by the manufacturer. However, our customers were without solar service for a period of time while the work was done, which impacted customer satisfaction. Furthermore, one or more of our third-party manufacturers or solar partners could cease operations and no longer honor these warranties, leaving us to fulfill these potential obligations to customers, or such warranties may be limited in scope and amount, and may be inadequate to protect us. We also provide a performance guarantee with certain solar service offerings pursuant to which we compensate customers on an annual basis if their system does not meet the electricity production guarantees set forth in their agreement with us. Customers who enter into Customer Agreements with us are covered by production guarantees equal to the length of the term of these agreements, typically 20 or 25 years. We may suffer financial losses associated if significant performance guarantee payments are triggered.

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

We have in the past and may in the future, acquire companies, Project pipelines, Projects, SRECs, products, or technologies or enter into joint ventures or other strategic transactions. We may not realize the anticipated benefits of past or future investments, strategic transactions, or acquisitions, and these transactions involve numerous risks that are not within our control. These risks include the following, among others:

•failure to satisfy the required conditions and otherwise complete a planned acquisition, joint venture or other strategic transaction on a timely basis or at all;

•legal or regulatory proceedings, if any, relating to a planned acquisition, joint venture or other strategic transaction and the outcome of such legal proceedings;

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

Our Customer Agreements are typically for 20 or 25 years and require the customer to make monthly payments to us. Accordingly, we are subject to the credit risk of customers. As of June 30, 2020, the average FICO score of our customers under Customer Agreement with a monthly payment schedule remained at or above 740, which is generally categorized as a "Very Good" credit profile by the Fair Isaac Corporation. However, this may decline to the extent FICO score requirements under future investment funds are relaxed. While customer defaults have been immaterial to date, we expect that the risk of customer defaults may increase as we grow our business. Due to the immaterial amount of customer defaults to date, our reserve for this exposure is minimal, and our future exposure may exceed the amount of such reserves. If we experience increased customer credit defaults, our revenue and our ability to raise new investment funds could be adversely affected. If economic conditions worsen, certain of our customers may face liquidity concerns and may be unable to satisfy their payment obligations to us on a timely basis or at all, which could have a material adverse effect on our financial condition and results of operations.

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

If we are unable to assert that our internal controls over financial reporting is effective, we could lose investor confidence in the accuracy and completeness of our financial reports, which would cause the price of our common stock to decline. In addition, we could become subject to investigations by Nasdaq, the SEC or other regulatory authorities, which could require additional management attention and which could adversely affect our business.

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

Indebtedness under our Bank Line of Credit and certain of our Senior and Subordinated Debt Facilities bear interest at variable interest rates based on LIBOR. Changes in the method of determining LIBOR, or the replacement of LIBOR with an alternative reference rate, may adversely affect interest rates on our current or future indebtedness and may otherwise adversely affect our financial condition and results of operations.

In July 2017, the Financial Conduct Authority, the authority that regulates LIBOR, announced that it intended to stop compelling banks to submit rates for the calculation of LIBOR after 2021. The Alternative Reference Rates Committee (“ARRC”) in the U.S. has proposed that the Secured Overnight Financing Rate (“SOFR”) is the rate that represents best practice as the alternative to the U.S. dollar LIBOR for use in derivatives and other financial contracts that are currently indexed to LIBOR. ARRC has proposed a paced market transition plan to SOFR from U.S. dollar LIBOR and organizations are currently working on industry-wide and company-specific transition plans as relating to derivatives and cash markets exposed to U.S. dollar LIBOR. We have certain financial contracts, including our Bank Line of Credit and many of our Senior and Subordinated Debt Facilities, that are indexed to U.S. dollar LIBOR. Furthermore, changes in the method of determining LIBOR, or the replacement of LIBOR with an alternative reference rate, may adversely affect interest rates on our current or future indebtedness. Any transition process may involve, among other things, increased volatility or illiquidity in markets for instruments that rely on LIBOR, reductions in the value of certain instruments or the effectiveness of related transactions such as hedges, increased borrowing costs, uncertainty under applicable documentation, or difficult and costly consent or amendment processes. We are monitoring this activity and evaluating the related risks, and any such effects of the transition away from LIBOR may result in increased expenses, may impair our ability to refinance our indebtedness or hedge our exposure to floating rate instruments, or may result in difficulties, complications or delays in connection with future financing efforts, any of which could adversely affect our financial condition and results of operations.

Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.

As of December 31, 2019, we had U.S. federal and state net operating loss carryforwards (“NOLs”) of approximately $0.7 billion and $1.3 billion, respectively, and investment tax credits of approximately $18.9 million, which begin expiring in varying amounts in 2028, 2024 and 2028, respectively, if unused. Our U.S. federal and certain state NOLs generated in tax years beginning after December 31, 2017 total approximately $0.5 billion and $0.1 billion, respectively, have indefinite carryover periods, and do not expire. Under Sections 382 and 383 of the Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change NOLs and other pre-change tax assets, such as tax credits, to offset its post- change income and taxes may be limited. In general, an “ownership change” occurs if there is a cumulative change in our ownership by “5% shareholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. Additionally, states may impose other limitations on the use of NOLs and tax credit carryforwards. For example, California has recently imposed other limitations on the use of NOLs and limited the use of certain tax credits for taxable years beginning in 2020 through 2022. Any such limitations on our ability to use our NOLs and other tax assets could adversely impact our business, financial condition and results of operations. We have performed an analysis to determine whether an ownership change under Section 382 of the Code had occurred and determined that no ownership changes were identified as of December 31, 2019.

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

Each of our executive officers, directors and each of our stockholders who beneficially own 5% or more of our outstanding common stock and their affiliates, in the aggregate, beneficially own approximately 56.8% of the outstanding shares of our common stock, based on the number of shares outstanding as of June 30, 2020. As a result, these stockholders, if acting together, will be able to influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. They may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentrated control may have the effect of delaying or preventing a change in control of our company, could deprive our stockholders of an opportunity to receive a premium for their capital stock and might ultimately affect the market price of our common stock.

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

•announced or completed acquisitions of businesses or technologies by us or our competitors, including the failure to complete the Vivint Solar acquisition;

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

Our amended and restated bylaws provide that, unless we consent to the selection of an alternative forum, the sole and exclusive forum for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of fiduciary duty owed by any of our directors, officers or other employees to us or to our stockholders, (iii) any action asserting a claim arising pursuant to any provision of the Delaware General Corporation Law or (iv) any action asserting a claim governed by the internal affairs doctrine shall be a state or federal court located within the state of Delaware, in all cases subject to the court’s having personal jurisdiction over the indispensable parties names as defendants. The choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits against us and our directors, officers and other employees. In addition, our amended and restated bylaws also provide that, unless we consent to the selection of an alternative forum, to the fullest extent permitted by law, the federal district courts of the United States of America shall be the sole and exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act. If a court were to find the choice of forum provisions contained in our amended and restated bylaws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, results of operations and financial condition.

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

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

2.1§	Agreement and Plan of Merger, dated as of July 6, 2020, by and among Sunrun Inc., Viking Merger Sub, Inc., and Vivint Solar, Inc.	8-K	001-37511	2.1	7/10/2020

3.1	Amendment to Amended and Restated Bylaws	8-K	001-37511	3.1	7/10/2020

10.1	Vivint Solar Support Agreement, dated as of July 6, 2020, by and among Sunrun Inc. and 313 Acquisition LLC	8-K	001-37511	10.1	7/10/2020

10.2	Sunrun Support Agreement dated as of July 6, 2020, by and between Sunrun Inc., Tiger Global Investments, L.P. and Tiger Global Long Opportunities Master Fund, L.P.	8-K	001-37511	10.2	7/10/2020

10.3	Registration Rights Agreement dated as of July 6, 2020, by and among Sunrun Inc., 313 Acquisition LLC, Blackstone VNT Co-Invest L.P., Blackstone Capital Partners VI L.P., Blackstone Family Investment Partnership VI-ESC L.P., Blackstone Family Investment Partnership VI L.P., Summit Partners Growth Equity Fund VIII-A, L.P., Summit Partners Growth Equity Fund VIII-B, L.P., Summit Investors I, LLC, Summit Investors I (UK), L.P. and Todd R. Pedersen	8-K	001-37511	10.3	7/10/2020

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Schema Linkbase Document.

101.CAL	XBRL Taxonomy Definition Linkbase Document.

101.DEF	XBRL Taxonomy Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Labels Linkbase Document.

101.PRE	XBRL Taxonomy Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.INS, 101.SCH, 101.CAL, 101.DEF, 101.LAB, and 101.PRE)

_____________________

§ Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule or exhibit will be furnished to the SEC upon request.

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

SUNRUN INC.

Date: August 10, 2020	By:	/s/ Lynn Jurich
Lynn Jurich
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Tom vonReichbauer
Tom vonReichbauer
Chief Financial Officer
(Principal Financial Officer)