Form 10-Q
period 2020-09-30
Sunrun Inc.
filed 2020-11-05
CIK 1469367

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 3, 2020, the number of shares of the registrant’s common stock outstanding was 197,530,444.

Sunrun Inc.
Consolidated Balance Sheets
(In Thousands, Except Share Par Values)
(Unaudited)

	September 30, 2020	December 31, 2019
Assets
Current assets:
Cash	$276,052	$269,577
Restricted cash	105,314	93,504
Accounts receivable (net of allowances for doubtful accounts of $2,316 and $3,151 as of September 30, 2020 and December 31, 2019, respectively)	70,654	77,728
State tax credits receivable	—	6,466
Inventories	177,967	260,571
Prepaid expenses and other current assets	15,752	25,984
Total current assets	645,739	733,830
Restricted cash	148	148
Solar energy systems, net	4,979,322	4,492,615
Property and equipment, net	44,567	56,708
Intangible assets, net	15,725	19,543
Goodwill	95,094	95,094
Other assets	526,239	408,403
Total assets (1)	$6,306,834	$5,806,341
Liabilities and total equity
Current liabilities:
Accounts payable	$151,804	$223,356
Distributions payable to noncontrolling interests and redeemable noncontrolling interests	18,161	16,062
Accrued expenses and other liabilities	196,444	148,497
Deferred revenue, current portion	79,378	77,643
Deferred grants, current portion	8,268	8,093
Finance lease obligations, current portion	7,541	10,064
Non-recourse debt, current portion	122,812	35,348
Pass-through financing obligation, current portion	11,832	11,031
Total current liabilities	596,240	530,094
Deferred revenue, net of current portion	665,583	651,856
Deferred grants, net of current portion	211,668	218,568
Finance lease obligations, net of current portion	7,689	12,895
Recourse debt	224,910	239,485
Non-recourse debt, net of current portion	2,137,154	1,980,107
Pass-through financing obligation, net of current portion	324,576	327,974
Other liabilities	199,320	141,401
Deferred tax liabilities	11,093	65,964
Total liabilities (1)	4,378,233	4,168,344
Commitments and contingencies (Note 15)
Redeemable noncontrolling interests	508,061	306,565
Stockholders’ equity:
Preferred stock, $0.0001 par value—authorized, 200,000,000 shares as of September 30, 2020 and December 31, 2019; no shares issued and outstanding as of September 30, 2020 and December 31, 2019	—	—
Common stock, $0.0001 par value—authorized, 2,000,000 shares as of September 30, 2020 and December 31, 2019; issued and outstanding, 127,552 and 118,451 shares as of September 30, 2020 and December 31, 2019, respectively	13	12
Additional paid-in capital	910,388	766,006
Accumulated other comprehensive loss	(123,020)	(52,753)
Retained earnings	246,164	251,466
Total stockholders’ equity	1,033,545	964,731
Noncontrolling interests	386,995	366,701
Total equity	1,420,540	1,331,432
Total liabilities, redeemable noncontrolling interests and total equity	$6,306,834	$5,806,341

1)The Company’s consolidated assets as of September 30, 2020 and December 31, 2019 include $4,136,047 and $3,521,202, respectively, in assets of variable interest entities (“VIEs”) that can only be used to settle obligations of the VIEs. These assets include solar energy systems, net, as of September 30, 2020 and December 31, 2019 of $3,773,324 and $3,259,712, respectively; cash as of September 30, 2020 and December 31, 2019 of $155,201 and $133,362, respectively; restricted cash as of September 30, 2020 and December 31, 2019 of $14,495 and $2,746, respectively; accounts receivable, net as of September 30, 2020 and December 31, 2019 of $27,471 and $21,956, respectively; inventories as of September 30, 2020 and December 31, 2019 of $51,894 and 15,721, respectively; prepaid expenses and other current assets as of September 30, 2020 and December 31, 2019 of $1,583 and $554, respectively; and other assets as of September 30, 2020 and December 31, 2019 of $112,079 and $87,151, respectively. The Company’s consolidated liabilities as of September 30, 2020 and December 31, 2019 include $875,866 and $774,564, respectively, in liabilities of VIEs whose creditors have no recourse to the Company. These liabilities include accounts payable as of September 30, 2020 and December 31, 2019 of $25,535 and $11,531, respectively; distributions payable to noncontrolling interests and redeemable noncontrolling interests as of September 30, 2020 and December 31, 2019 of $17,776 and $16,012, respectively; accrued expenses and other current liabilities as of September 30, 2020 and December 31, 2019 of $15,053 and $10,740, respectively; deferred revenue as of September 30, 2020 and December 31, 2019 of $514,564 and $482,138, respectively; deferred grants as of September 30, 2020 and December 31, 2019 of $27,231 and $28,034, respectively; non-recourse debt as of September 30, 2020 and December 31, 2019 of $240,531 and $206,476, respectively; and other liabilities as of September 30, 2020 and December 31, 2019 of $35,176 and $19,633, respectively.
The accompanying notes are an integral part of these consolidated financial statements.

Sunrun Inc.
Consolidated Statements of Operations
(In Thousands, Except Per Share Amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue:
Customer agreements and incentives	$114,485	$96,249	$319,704	$288,538
Solar energy systems and product sales	95,275	119,293	282,081	326,103
Total revenue	209,760	215,542	601,785	614,641
Operating expenses:
Cost of customer agreements and incentives	77,350	67,359	239,049	207,446
Cost of solar energy systems and product sales	75,679	92,031	231,023	256,178
Sales and marketing	70,720	77,478	210,691	203,469
Research and development	5,205	6,435	14,222	18,464
General and administrative	41,829	31,059	111,659	93,166
Amortization of intangible assets	1,167	1,524	3,817	3,231
Total operating expenses	271,950	275,886	810,461	781,954
Loss from operations	(62,190)	(60,344)	(208,676)	(167,313)
Interest expense, net	51,368	43,911	152,013	127,560
Other (income) expenses, net	(864)	3,110	(766)	9,254
Loss before income taxes	(112,694)	(107,365)	(359,923)	(304,127)
Income tax (benefit) expense	(27,293)	5,169	(30,424)	(102)
Net loss	(85,401)	(112,534)	(329,499)	(304,025)
Net loss attributable to noncontrolling interests and redeemable noncontrolling interests	(122,848)	(141,524)	(325,425)	(317,860)
Net income (loss) attributable to common stockholders	$37,447	$28,990	$(4,074)	$13,835
Net income (loss) per share attributable to common stockholders
Basic	$0.30	$0.25	$(0.03)	$0.12
Diluted	$0.28	$0.23	$(0.03)	$0.11
Weighted average shares used to compute net income (loss) per share attributable to common stockholders
Basic	125,003	117,652	121,813	115,790
Diluted	134,548	125,151	121,813	123,645

The accompanying notes are an integral part of these consolidated financial statements.

Sunrun Inc.
Consolidated Statements of Comprehensive Income (Loss)
(In Thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income (loss) attributable to common stockholders	$37,447	$28,990	$(4,074)	$13,835
Other comprehensive income (loss):
Unrealized loss on derivatives, net of income taxes	(335)	(25,178)	(75,510)	(68,301)
Interest expense (income) on derivatives recognized into earnings, net of income taxes	4,579	212	5,243	(755)
Other comprehensive income (loss)	4,244	(24,966)	(70,267)	(69,056)
Comprehensive income (loss)	$41,691	$4,024	$(74,341)	$(55,221)

Sunrun Inc.
Consolidated Statements of Redeemable Noncontrolling Interests and Equity
Three Months Ended September 30, 2020 and 2019
(In Thousands)
(Unaudited)

	Three Months Ended September 30, 2020
	Redeemable Noncontrolling Interests	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders' Equity	Noncontrolling Interests	Total Equity
		Shares	Amount
Balance at June 30, 2020	$450,682	122,307	$12	$806,702	$(127,264)	$208,717	$888,167	$353,338	$1,241,505
Exercise of stock options	—	2,791	—	20,469	—	—	20,469	—	20,469
Issuance of restricted stock units	—	379	1	—	—	—	1	—	1
Stock-based compensation	—	—	—	8,217	—	—	8,217	—	8,217
Contributions from noncontrolling interests and redeemable noncontrolling interests	151,906	—	—	—	—	—	—	85,000	85,000
Distributions to noncontrolling interests and redeemable noncontrolling interests	(10,082)	—	—	—	—	—	—	(12,940)	(12,940)
Net (loss) income	(84,445)	—	—	—	—	37,447	37,447	(38,403)	(956)
Shares issued in connection with a subscription agreement	—	2,075	—	75,000	—	—	75,000	—	75,000
Other comprehensive income, net of taxes	—	—	—	—	4,244	—	4,244	—	4,244
Balance at September 30, 2020	$508,061	127,552	$13	$910,388	$(123,020)	$246,164	$1,033,545	$386,995	$1,420,540

	Three Months Ended September 30, 2019
	Redeemable Noncontrolling Interests	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders' Equity	Noncontrolling Interests	Total Equity
		Shares	Amount
Balance at June 30, 2019	$278,539	117,199	$11	$748,512	$(47,954)	$214,976	$915,545	$293,542	$1,209,087
Exercise of stock options	—	507	—	2,766	—	—	2,766	—	2,766
Issuance of restricted stock units, net of tax withholdings	—	218	1	(2,361)	—	—	(2,360)		(2,360)
Stock-based compensation	—	—	—	6,854	—	—	6,854		6,854
Contributions from noncontrolling interests and redeemable noncontrolling interests	196,182	—	—	—	—	—	—	45,002	45,002
Distributions to noncontrolling interests and redeemable noncontrolling interests	(3,466)	—	—	—	—	—	—	(14,184)	(14,184)
Net (loss) income	(134,669)	—	—	—	—	28,990	28,990	(6,855)	22,135
Acquisition of noncontrolling interest	—	—	—	—	—	—	—	1,268	1,268
Other comprehensive loss, net of taxes	—	—	—	—	(24,966)	—	(24,966)	—	(24,966)
Balance at September 30, 2019	$336,586	117,924	$12	$755,771	$(72,920)	$243,966	$926,829	$318,773	$1,245,602

Sunrun Inc.
Consolidated Statements of Redeemable Noncontrolling Interests and Equity
Nine Months Ended September 30, 2020 and 2019
(In Thousands)
(Unaudited)

	Nine Months Ended September 30, 2020
	Redeemable Noncontrolling Interests	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders' Equity	Noncontrolling Interests	Total Equity
		Shares	Amount
Balance at December 31, 2019	$306,565	118,451	$12	$766,006	$(52,753)	$251,466	$964,731	$366,701	$1,331,432
Cumulative effect of adoption of new ASU (No. 2016-13)	—	—	—	—	—	(1,228)	(1,228)	—	(1,228)
Exercise of stock options	—	4,188	—	29,127	—	—	29,127	—	29,127
Issuance of restricted stock units, net of tax withholdings	—	2,509	1	(1,026)	—	—	(1,025)	—	(1,025)
Shares issued in connection with the Employee Stock Purchase Plan	—	329	—	3,737	—	—	3,737	—	3,737
Stock-based compensation	—	—	—	37,544	—	—	37,544	—	37,544
Contributions from noncontrolling interests and redeemable noncontrolling interests	471,858	—	—	—	—	—	—	139,997	139,997
Distributions to noncontrolling interests and redeemable noncontrolling interests	(25,179)	—	—	—	—	—	—	(39,461)	(39,461)
Net loss	(245,183)	—	—	—	—	(4,074)	(4,074)	(80,242)	(84,316)
Shares issued in connection with a subscription agreement	—	2,075	—	75,000	—	—	75,000	—	75,000
Other comprehensive loss, net of taxes	—	—	—	—	(70,267)	—	(70,267)	—	(70,267)
Balance at September 30, 2020	$508,061	127,552	$13	$910,388	$(123,020)	$246,164	$1,033,545	$386,995	$1,420,540

	Nine Months Ended September 30, 2019
	Redeemable Noncontrolling Interests	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders' Equity	Noncontrolling Interests	Total Equity
		Shares	Amount
Balance at December 31, 2018	$126,302	113,149	$11	$722,429	$(3,124)	$229,391	$948,707	$334,075	$1,282,782
Cumulative effect of adoption of new ASU (No. 2018-02)	—	—	—	—	(740)	740	—	—	—
Exercise of stock options	—	3,288	—	17,982	—	—	17,982	—	17,982
Issuance of restricted stock units, net of tax withholdings	—	901	1	(8,534)	—	—	(8,533)	—	(8,533)
Shares issued in connection with the Employee Stock Purchase Plan	—	586	—	3,397	—	—	3,397	—	3,397
Stock-based compensation	—	—	—	19,420	—	—	19,420	—	19,420
Contributions from noncontrolling interests and redeemable noncontrolling interests	397,956	—	—	—	—	—	—	173,539	173,539
Distributions to noncontrolling interests and redeemable noncontrolling interests	(10,144)	—	—	—	—	—	—	(43,711)	(43,711)
Net (loss) income	(177,528)	—	—	—	—	13,835	13,835	(140,332)	(126,497)
Acquisition of noncontrolling interest	—	—	—	1,077	—	—	1,077	(4,798)	(3,721)
Other comprehensive loss, net of taxes	—	—	—	—	(69,056)	—	(69,056)	—	(69,056)
Balance at September 30, 2019	$336,586	117,924	$12	$755,771	$(72,920)	$243,966	$926,829	$318,773	$1,245,602

Sunrun Inc.
Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Nine Months Ended September 30,
	2020	2019
Operating activities:
Net loss	$(329,499)	$(304,025)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization, net of amortization of deferred grants	156,257	138,620
Deferred income taxes	(30,424)	(102)
Stock-based compensation expense	37,544	19,420
Interest on pass-through financing obligations	17,480	18,358
Reduction in pass-through financing obligations	(28,907)	(29,408)
Other noncash items	31,247	16,500
Changes in operating assets and liabilities:
Accounts receivable	2,727	(11,043)
Inventories	82,604	(30,310)
Prepaid and other assets	(37,958)	(67,329)
Accounts payable	(57,513)	6,744
Accrued expenses and other liabilities	(25,964)	14,531
Deferred revenue	15,647	121,936
Net cash used in operating activities	(166,759)	(106,108)
Investing activities:
Payments for the costs of solar energy systems	(619,012)	(594,137)
Business acquisition	—	(2,722)
Purchase of equity method investment	(65,356)	—
Purchases of property and equipment, net	(2,384)	(21,184)
Net cash used in investing activities	(686,752)	(618,043)
Financing activities:
Proceeds from state tax credits, net of recapture	6,027	911
Proceeds from issuance of recourse debt	126,950	140,000
Repayment of recourse debt	(141,525)	(147,965)
Proceeds from issuance of non-recourse debt	442,950	682,050
Repayment of non-recourse debt	(208,371)	(388,100)
Payment of debt fees	(8,353)	(9,759)
Proceeds from pass-through financing and other obligations	5,728	7,223
Early repayment of pass-through financing obligation	—	(7,597)
Payment of finance lease obligations	(7,763)	(10,449)
Contributions received from noncontrolling interests and redeemable noncontrolling interests	611,855	571,495
Distributions paid to noncontrolling interests and redeemable noncontrolling interests	(62,541)	(52,893)
Acquisition of noncontrolling interest	—	(4,600)
Net proceeds related to stock-based award activities	31,839	12,848
Proceeds from shares issued in connection with a subscription agreement	75,000	—
Net cash provided by financing activities	871,796	793,164
Net change in cash and restricted cash	18,285	69,013
Cash and restricted cash, beginning of period	363,229	304,399
Cash and restricted cash, end of period	$381,514	$373,412
Supplemental disclosures of cash flow information
Cash paid for interest	$85,503	$69,096
Cash paid for income taxes	$—	$—
Supplemental disclosures of noncash investing and financing activities
Purchases of solar energy systems and property and equipment included in accounts payable and accrued expenses	$82,301	$58,914
Right-of-use assets obtained in exchange for new finance lease liabilities	$1,092	$17,390

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
Beginning in the quarter ended March 31, 2020, a strain of coronavirus (COVID-19) has spread throughout the world, and at this point, the extent to which the coronavirus may impact operations of the Company is uncertain. The extent of the impact of the coronavirus on the Company's business and operations will depend on several factors, such as the duration, severity, and geographic spread of the outbreak. The Company is monitoring the evolving situation closely and evaluating its potential exposure. The results of the three and nine months ended September 30, 2020 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2020 or other future periods, particularly in light of the uncertain impact COVID-19 could have on the Company's business.
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
Revenue from external customers for each group of similar products and services is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Customer agreements	$102,213	$89,241	$294,991	$253,046
Incentives	12,272	7,008	24,713	35,492
Customer agreements and incentives	114,485	96,249	319,704	288,538

Solar energy systems	52,238	67,230	168,094	192,235
Products	43,037	52,063	113,987	133,868
Solar energy systems and product sales	95,275	119,293	282,081	326,103
Total revenue	$209,760	$215,542	$601,785	$614,641

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
The following table provides a reconciliation of cash and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statement of cash flows. Cash and restricted cash consists of the following (in thousands):

	Nine Months Ended September 30,
	2020	2019
Beginning of period:
Cash	$269,577	$226,625
Restricted cash, current and long-term	93,652	77,774
Total	$363,229	$304,399

End of period:
Cash	$276,052	$324,698
Restricted cash, current and long-term	105,462	48,714
Total	$381,514	$373,412

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
The opening balance of Accounts receivable, net was $66.4 million as of December 31, 2018. Accounts receivable, net, consists of the following (in thousands):

	September 30, 2020	December 31, 2019
Customer receivables	$67,849	$79,899
Other receivables	2,276	23
Rebates receivable	2,845	957
Allowance for doubtful accounts	(2,316)	(3,151)
Total	$70,654	$77,728
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

The opening balance of deferred revenue was $591.6 million as of December 31, 2018. Deferred revenue consists of the following (in thousands):

	September 30, 2020	December 31, 2019
Under Customer Agreements:
Payments received, net	$562,996	$558,630
Financing component balance	50,124	44,874
	613,120	603,504

Under SREC contracts:
Payments received, net	126,806	122,680
Financing component balance	5,035	3,315
	131,841	125,995

Total	$744,961	$729,499

In the three months ended September 30, 2020 and 2019, the Company recognized revenue of $22.5 million and $15.1 million, respectively, and in the nine months ended September 30, 2020 and 2019, the Company recognized revenue of $60.2 million and $44.6 million, respectively, from amounts included in deferred revenue at the beginning of the respective periods. Revenue allocated to remaining performance obligations represents contracted revenue that has not yet been recognized and includes deferred revenue as well as amounts that will be invoiced and recognized as revenue in future periods. Contracted but not yet recognized revenue was approximately $7.4 million as of September 30, 2020, of which the Company expects to recognize approximately 6% over the next 12 months. The annual recognition is not expected to vary significantly over the next 10 years as the vast majority of existing Customer Agreements have at least 10 years remaining, given that the average age of the Company's fleet of residential solar energy systems under Customer Agreements is less than four years due to the Company being formed in 2007 and having experienced significant growth in the last few years. The annual recognition on these existing contracts will gradually decline over the midpoint of the Customer Agreements over the following 10 years as the typical 20- or 25-year initial term expires on individual Customer Agreements.
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
In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity's Own Equity (Subtopic 815-40), simplifies the accounting for convertible instruments and the application of the derivatives scope exception for contracts in an entity’s own equity. This ASU is effective for fiscal periods beginning after December 15, 2021. The Company is currently evaluating this guidance and the impact it may have on the Company’s consolidated financial statements.

Note 3. Fair Value Measurement
At September 30, 2020 and December 31, 2019, the carrying value of receivables, accounts payable, accrued expenses and distributions payable to noncontrolling interests approximates fair value due to their short-term nature and falls under the Level 2 hierarchy. The carrying values and fair values of debt instruments are as follows (in thousands):

	September 30, 2020		December 31, 2019
	Carrying Value	Fair Value	Carrying Value	Fair Value
Bank line of credit	$224,910	$224,910	$239,485	$239,485
Senior debt	812,368	813,561	625,519	626,023
Subordinated debt	594,852	621,211	513,938	524,581
Securitization debt	852,746	976,188	875,998	931,320
Total	$2,484,876	$2,635,870	$2,254,940	$2,321,409
At September 30, 2020 and December 31, 2019, the fair value of the Company’s lines of credit, and certain senior, subordinated and SREC loans approximate their carrying values because their interest rates are variable rates that approximate rates currently available to the Company. At September 30, 2020 and December 31, 2019, the fair value of the Company’s other debt instruments are based on rates currently offered for debt with similar maturities and terms. The Company’s fair value of the debt instruments fell under the Level 2 hierarchy. These valuation approaches involve some level of management estimation and judgment, the degree of which is dependent on the price transparency for the instruments or market.

At September 30, 2020 and December 31, 2019, financial instruments measured at fair value on a recurring basis, based upon the fair value hierarchy, are as follows (in thousands):

	September 30, 2020
	Level 1	Level 2	Level 3	Total
Derivative assets:
Interest rate swaps	$—	$160	$—	$160
Total	$—	$160	$—	$160
Derivative liabilities:
Interest rate swaps	$—	$142,874	$—	$142,874
Total	$—	$142,874	$—	$142,874
Contingent consideration:
Contingent consideration	$—	$—	$6,088	$6,088
Total	$—	$—	$6,088	$6,088

	December 31, 2019
	Level 1	Level 2	Level 3	Total
Derivative assets:
Interest rate swaps	$—	$683	$—	$683
Total	$—	$683	$—	$683
Derivative liabilities:
Interest rate swaps	$—	$64,361	$—	$64,361
Total	$—	$64,361	$—	$64,361
Contingent consideration:
Contingent consideration:	$—	$—	$11,809	$11,809
Total	$—	$—	$11,809	$11,809

The above balances are recorded in other liabilities in the consolidated balance sheets, except for $11.9 million as of September 30, 2020, which is recorded in accrued expenses and other liabilities.
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
The change in the activity of Level 3 contingent consideration balance is as follows (in thousands):

Balance at December 31, 2019	$11,809
Change in fair value recognized in earnings within sales and marketing expense	(5,041)
Payable for solar systems that have met deployment milestones	(680)
Balance at September 30, 2020	$6,088

Note 4. Inventories
Inventories consist of the following (in thousands):

	September 30, 2020	December 31, 2019
Raw materials	$164,346	$239,449
Work-in-process	13,621	21,122
Total	$177,967	$260,571

The Internal Revenue Service (“IRS”) provided taxpayers a safe harbor opportunity to retain access to the pre-2020 30% tax credit amount through specific rules released in Notice 2018-59. The Company has sought to avail itself of the safe harbor in order to retain the 30% Commercial ITC that was available in 2019 with respect to approximately 500 MW of projects by incurring certain costs and taking title to equipment in 2019. As of September 30, 2020, there was approximately $64.6 million related to the safe harbor program within raw materials.

Note 5. Solar Energy Systems, net
Solar energy systems, net consists of the following (in thousands):

	September 30, 2020	December 31, 2019
Solar energy system equipment costs	$5,027,861	$4,510,677
Inverters	531,144	471,471
Total solar energy systems	5,559,005	4,982,148
Accumulated depreciation and amortization	(833,928)	(692,218)
Construction-in-progress	254,245	202,685
Total solar energy systems, net	$4,979,322	$4,492,615
All solar energy systems, including construction-in-progress, have been leased to or are subject to signed Customer Agreements with customers. The Company recorded depreciation expense related to solar energy systems of $49.8 million and $42.8 million for the three months ended September 30, 2020 and 2019, respectively, and $144.2 million and $123.1 million for the nine months ended September 30, 2020 and 2019, respectively. The depreciation expense was reduced by the amortization of deferred grants of $2.0 million and $2.1 million for three months ended September 30, 2020 and 2019, respectively, and $6.1 million and $6.1 million for the nine months ended September 30, 2020 and 2019, respectively.

Note 6. Other Assets
Other assets consist of the following (in thousands):

	September 30, 2020	December 31, 2019
Costs to obtain contracts - customer agreements	$310,410	$268,964
Costs to obtain contracts - incentives	2,481	2,481
Accumulated amortization of costs to obtain contracts	(47,484)	(36,925)
Unbilled receivables, net	136,670	105,574
Allowance for credit loss on unbilled receivables	(1,586)	(1,228)
Operating lease right-of-use assets	28,783	34,678
Equity method investment	65,356	—
Other assets	31,609	34,859
Total	$526,239	$408,403

The Company recorded amortization of costs to obtain contracts of $3.7 million and $3.2 million for the three months ended September 30, 2020 and 2019, respectively, and $10.7 million and $8.7 million for the nine months ended September 30, 2020 and 2019, respectively, in Sales and marketing in the consolidated statements of operations.

The majority of unbilled receivables arise from fixed price escalators included in the Company's long-term Customer Agreements.  The escalator is included in calculating the total estimated transaction value for an individual Customer Agreement.  The total estimated transaction value is then recognized over the term of the Customer Agreement.  The amount of unbilled receivables increases while cumulative billings for an individual Customer Agreement are less than the cumulative revenue recognized for that Customer Agreement.  Conversely, the amount of unbilled receivables decreases when the actual cumulative billings become higher than the cumulative revenue recognized. At the end of the initial term of a Customer Agreement, the cumulative amounts recognized as revenue and billed to date are the same; therefore the unbilled receivable balance for an individual Customer Agreement will be zero. As a result of the adoption of ASU No. 2016-13, an allowance for credit loss on unbilled receivables was established as of January 1, 2020. The Company applies an estimated loss-rate in order to determine the current expected credit loss for unbilled receivables. The estimated loss-rate is determined by analyzing historical credit losses, residential first and second mortgage foreclosures and consumers' utility default rates, as well as current economic conditions. The Company reviews individual customer collection status of electricity billings to determine whether the unbilled receivables for an individual customer should be written off, including the possibility of a service transfer to a potential new homeowner.

Note 7. Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consist of the following (in thousands):

	September 30, 2020	December 31, 2019
Accrued employee compensation	$46,455	$38,750
Operating lease obligations	10,774	9,790
Accrued interest	11,945	13,048
Accrued professional fees	20,795	4,732
Other accrued expenses	106,475	82,177
Total	$196,444	$148,497

Note 8. Indebtedness
As of September 30, 2020, debt consisted of the following (in thousands, except percentages):

	Carrying Values, net of debt discount			Unused Borrowing Capacity(2)	Interest Rate (1)	Maturity Date
	Current	Long Term	Total
Recourse debt:
Bank line of credit	$—	$224,910	$224,910	$10,000	3.43% - 3.60%	April 2022
Total recourse debt	—	224,910	224,910	10,000

Non-recourse debt:
Senior	29,254	783,114	812,368	1,229	2.39% - 5.61%	April 2022 - August 2027
Subordinated	64,974	529,878	594,852	705	6.00% - 10.50%	March 2023 - November 2030
Securitization Class A	28,079	815,846	843,925	—	3.61% - 5.31%	July 2024 - February 2055
Securitization Class B	505	8,316	8,821	—	5.38%	July 2024
Total non-recourse debt	122,812	2,137,154	2,259,966	1,934
Total debt	$122,812	$2,362,064	$2,484,876	$11,934
(1)     Reflects contractual, unhedged rates. See Note 9, Derivatives for hedge rates.
(2)     Represents the additional amount the Company could borrow, if any, based on the state of its existing assets as of September 30, 2020. For a description of the amount of capital commitments the Company can draw from as it constructs new assets, please see Item 2. Management’s Discussion and Analysis of Financial Conditions and Result of Operations, Debt and Financing Fund Commitments.
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

Under the terms of the working capital facility, the Company is required to meet various restrictive covenants, such as the completion and presentation of audited consolidated financial statements, maintaining a minimum unencumbered liquidity of at least $25.0 million at the end of each calendar month, maintaining quarter end liquidity of at least $35.0 million, and maintaining a minimum interest coverage ratio of 3.50 or greater, measured quarterly as of the last day of each quarter. The Company was in compliance with all debt covenants as of September 30, 2020. As of September 30, 2020, the balance under this facility was $224.9 million with a maturity date in April 2022.
Senior and Subordinated Debt Facilities
Each of the Company's senior and subordinated debt facilities contains customary covenants, including the requirement to maintain certain financial measurements and provide lender reporting. Each of the senior and subordinated debt facilities also contain certain provisions in the event of default that entitle lenders to take certain actions including acceleration of amounts due under the facilities and acquisition of membership interests and assets that are pledged to the lenders under the terms of the senior and subordinated debt facilities. The facilities are non-recourse to the Company and are secured by net cash flows from Customer Agreements or inventories less certain operating, maintenance and other expenses that are available to the borrower after distributions to tax equity investors, where applicable. Under the terms of these facilities, the Company's subsidiaries pay interest and principal from the net cash flows available to the subsidiaries. The Company was in compliance with all debt covenants as of September 30, 2020.
As of September 30, 2020, certain subsidiaries of the Company had an outstanding balance of $352.5 million on secured credit facilities that were syndicated with various lenders due in October 2024 and August 2029. The credit facilities totaled $375.8 million and consisted of $363.3 million in term loans, and a $12.5 million revolving debt service reserve letter of credit facility. Term Loan A ("TLA") is a senior delayed draw term loan that bears interest at LIBOR +2.125% per annum for LIBOR loans or the Base Rate +1.125% per annum on Base Rate loans. Term Loan B ("TLB") is subordinated debt that bears interest at 9.25% per annum.
As of September 30, 2020, certain subsidiaries of the Company had an outstanding balance of $177.5 million on senior secured credit facilities that were syndicated with various lenders due in April 2024. These facilities are subject to the National Grid project equity transaction. The credit facilities totaled $202.0 million and consisted of a $195.0 million senior delayed draw term loan facility and a $7.0 million revolving debt service reserve letter of credit facility. Loans under the facility bear interest at LIBOR +2.25% per annum, for the initial four-year period for LIBOR loans or the Base Rate +1.25% per annum for Base Rate Loans. The Base Rate is the highest of the Federal Funds Rate +0.50%, the Prime Rate, or LIBOR +1.00%. The facilities are non-recourse to the Company and are secured by net cash flows from Customer Agreements and SRECs, less certain operating, maintenance and other expenses that are available to the borrower after distributions to tax equity investors. Prepayments are permitted under the delayed draw term loan facility.
As of September 30, 2020, certain subsidiaries of the Company had an outstanding balance of $239.2 million on secured credit facilities agreements, as amended, with a syndicate of banks due in March 2023. The facilities totaled $595.0 million and consisted of a revolving aggregation facility (“Aggregation Facility”), a term loan ("Term Loan") and a revolving debt service reserve letter of credit facility. Senior loans under the Aggregation Facility bear interest at LIBOR +2.50% per annum for the initial three-year revolving availability period, stepping up to LIBOR +2.75% per annum in the following two-year period. The subordinated Term Loan bears interest at LIBOR +5.00% per annum for the first three-year period, stepping up to LIBOR +6.50% per annum thereafter. Term Loan prepayment penalties range from 0% - 1% depending on the timing of prepayments.
As of September 30, 2020, a subsidiary of the Company had an outstanding balance of $14.0 million on a term loan due in April 2022. The loan is secured by the assets and related net cash flow of this subsidiary and is non-recourse to the Company's other assets. Loans under this facility bear interest at 4.50% per annum.
As of September 30, 2020, a subsidiary of the Company had an outstanding balance of $11.5 million on a secured, non-recourse loan agreement due in September 2022. The loan will be repaid through cash flows from a pass-through financing obligation arrangement previously entered into by the Company. The loan agreement contains customary covenants including the requirement to maintain certain financial measurements and provide lender reporting. The loan also contains certain provisions in the event of default that entitle the lender to take certain actions including acceleration of amounts due under the loan. Loans under this facility bear interest at LIBOR +2.25% per annum.

As of September 30, 2020, a subsidiary of the Company had an outstanding balance of $130.9 million on a term loan due in January 2030. The loan is secured by the assets and related net cash flow of this subsidiary and is non-recourse to the Company’s other assets. Loans under this facility bear interest at 10.50% per annum.
As of September 30, 2020, a subsidiary of the Company had an outstanding balance of $64.6 million on a term loan due in July 2030. The loan is secured by the assets and related net cash flow of this subsidiary and is non-recourse to the Company’s other assets. Loans under this facility bear interest between 2.00% - 3.25% plus 6.75% per annum.
As of September 30, 2020, a subsidiary of the Company had an outstanding balance of $8.9 million on a term loan due in July 2027. The loan is secured by the assets and related net cash flow of this subsidiary and is non-recourse to the Company’s other assets. Loans under this facility bear interest at 5.61% per annum.
As of September 30, 2020, a subsidiary of the Company had an outstanding balance of $131.3 million on a term loan due in November 2025. The loan is secured by the assets and related net cash flow of this subsidiary and is non-recourse to the Company’s other assets. Loans under this facility bear interest at LIBOR (at a 2.00% floor) + 6.75% per annum.
As of September 30, 2020, certain subsidiaries of the Company had an outstanding balance of $54.0 million on secured credit facilities agreements with banks due in March 2024. The facilities totaled $134.0 million and consisted of two revolving aggregation facilities (“Aggregation Facilities”) and a revolving debt service reserve letter of credit facility. The senior loan under the Aggregation Facilities bear interest at LIBOR +3.00%. The subordinated loan under the Aggregation Facilities bears interest at LIBOR +9.00% per annum. These debt facilities are related to the Company's participation in the IRS's safe harbor program to retain access to the 30% Commercial ITC that was available in 2019.
As of September 30, 2020, certain subsidiaries of the Company had an outstanding balance of $222.7 million on secured credit facilities that were syndicated with various lenders due in August 2027 and November 2030. The credit facilities totaled $350.0 million and consisted of $340.0 million in term loans, and a $10.0 million revolving debt service reserve letter of credit facility. Senior loans under this facility bear interest at LIBOR +2.75% per annum through August 2024, stepping up to LIBOR + 3.00% thereafter for LIBOR loans or the Base Rate + 1.75% through August 2024, stepping up to Base Rate + 2.00% thereafter for Base Rate loans. Subordinated debt under this facility bears interest at 10.00% per annum.

Securitization Loans
Each of the Company's securitized loans contains customary covenants including the requirement to provide reporting to the indenture trustee and ratings agencies. Each of the securitized loans also contain certain provisions in the event of default which entitle the indenture trustee to take certain actions including acceleration of amounts due under the facilities and acquisition of membership interests and assets that are pledged to the lenders under the terms of the securitized loans. The facilities are non-recourse to the Company and are secured by net cash flows from Customer Agreements less certain operating, maintenance and other expenses that are available to the borrower after distributions to tax equity investors, where applicable. Under the terms of these loans, the Company's subsidiaries pay interest and principal from the net cash flows available to the subsidiaries. The Company was in compliance with all debt covenants as of September 30, 2020.
As of September 30, 2020, a subsidiary of the Company had an outstanding balance of $79.8 million on solar asset-backed notes secured by associated customer contracts (“Solar Assets”) held by a special purpose entity (“Issuer”). As of September 30, 2020 and December 31, 2019, these Solar Assets had a carrying value of $151.5 million and $157.6 million, respectively, and are included under solar energy systems, net, in the consolidated balance sheets. The notes were issued at a discount of 0.08%.
As of September 30, 2020, a subsidiary of the Company had an outstanding balance of $296.6 million on solar asset-backed notes secured by net cash flows from Customer Agreements less certain operating, maintenance and other expenses that are available to the issuer after distributions to tax equity investors. The notes were issued at a discount of 1.47%. The assets and cash flows generated by the Solar Assets are not available to the other creditors of the Company, and the creditors of the Issuer, including the Note holders, have no recourse to the Company's other assets.

As of September 30, 2020, a subsidiary of the Company had an outstanding balance of $177.2 million on solar asset-backed notes secured by net cash flows from Customer Agreements less certain operating, maintenance and other expenses that are available to the issuer. The notes were issued at a discount of 0.01%.
As of September 30, 2020, a subsidiary of the Company had an outstanding balance of $299.2 million on solar asset-backed notes secured by net cash flows from Customer Agreements less certain operating, maintenance and other expenses that are available to the issuer. The notes were issued at a discount of 0.05%.

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
The interest rate swaps have been designated as cash flow hedges. The credit risk adjustment associated with these swaps is the risk of non-performance by the counterparties to the contracts. In the nine months ended September 30, 2020, the majority of hedge relationships on the Company’s interest rate swaps have been assessed as highly effective as the critical terms of the interest rate swaps match the critical terms of the underlying forecasted hedged transactions. Accordingly, changes in the fair value of these derivatives are recorded as a component of accumulated other comprehensive income, net of income taxes. Changes in the fair value of these derivatives are subsequently reclassified into earnings, and are included in interest expense, net in the Company’s statements of operations, in the period that the hedged forecasted transactions affects earnings. To the extent that the hedge relationships are not effective, changes in the fair value of these derivatives are recorded in other expenses, net in the Company's statements of operations on a prospective basis.
All amounts in Accumulated other comprehensive income (loss) ("AOCI") in the consolidated statements of redeemable noncontrolling interests and equity relate to derivatives, refer to the consolidated statements of comprehensive (loss) income. The net (loss) gain on derivatives includes the tax effect of $1.6 million and $9.1 million for the three months ended September 30, 2020 and 2019, respectively, and $25.7 million and $25.0 million for the nine months ended September 30, 2020 and 2019, respectively.
During the next 12 months, the Company expects to reclassify $17.8 million of net losses on derivative instruments from accumulated other comprehensive income to earnings. There were no undesignated derivative instruments recorded by the Company as of September 30, 2020.
The Company’s master netting and other similar arrangements allow net settlements under certain conditions. When those conditions are met, the Company presents derivatives at net fair value. As of September 30, 2020, the information related to these offsetting arrangements were as follows (in thousands):

Instrument Description	Gross Amounts of Recognized Assets / Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets / Liabilities Included in the Consolidated Balance Sheet
Assets:
Derivatives	$160	$(160)	$—

Liabilities:
Derivatives	(142,874)	160	(142,714)
Total	$(142,714)	$—	$(142,714)

As of December 31, 2019, the information related to these offsetting arrangements were as follows (in thousands):

Instrument Description	Gross Amounts of Recognized Assets / Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets / Liabilities Included in the Consolidated Balance Sheet
Assets:
Derivatives	$683	$(615)	$68

Liabilities:
Derivatives	(64,361)	615	(63,746)
Total	$(63,678)	$—	$(63,678)
At September 30, 2020, the Company had the following derivative instruments (dollars in thousands):

Type	Quantity	Effective Dates	Maturity Dates	Hedge Interest Rates	Notional Amount	Fair Market Value
Interest rate swap	1	1/31/2020	4/30/2021	2.80%	$100,000	$(1,488)
Interest rate swap	1	4/29/2016	8/31/2022	1.27% - 1.29%	10,541	(222)
Interest rate swaps	8	7/31/2017 - 1/31/2018	4/30/2024 - 10/20/2024	2.16% - 2.39%	276,982	(20,212)
Interest rate swaps	3	4/30/2021	10/30/2026 - 10/31/2026	2.89% - 3.08%	102,720	(14,865)
Interest rate swaps	6	10/31/2019 - 10/30/2020	4/30/2027 - 8/13/2027	0.57% - 1.89%	156,156	(2,132)
Interest rate swaps	2	10/31/2019	10/31/2031	1.44% - 1.50%	22,696	(1,332)
Interest rate swaps	8	1/31/2018 - 7/31/2027	4/30/2034 - 10/31/2034	2.62% - 3.33%	356,652	(52,689)
Interest rate swaps	8	7/31/2017 - 10/18/2024	4/30/2035 - 10/31/2035	2.56% - 2.95%	275,317	(33,299)
Interest rate swap	1	10/18/2024	1/31/2036	2.95%	14,656	(1,686)
Interest rate swaps	3	10/30/2026 - 10/31/2026	1/31/2038	3.01% - 3.16%	101,135	(14,198)
Interest rate swaps	5	10/30/2020 - 8/13/2027	1/31/2043	1.02% - 1.43%	122,030	(591)
Total					$1,538,885	$(142,714)

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
Under these financing obligation arrangements, wholly owned subsidiaries of the Company finance the cost of solar energy systems with investors for an initial term of typically 20 or 22 years. The solar energy systems are subject to Customer Agreements with an initial term of typically 20 or 25 years that automatically renew on an annual basis. These solar energy systems are reported under the line item solar energy systems, net in the consolidated balance sheets. As of September 30, 2020 and December 31, 2019, the cost of the solar energy systems placed in service under the financing obligation arrangements was $656.3 million and $657.9 million, respectively. The accumulated depreciation related to these assets as of September 30, 2020 and December 31, 2019 was $113.6 million and $95.9 million, respectively.

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

Note 11. VIE Arrangements
The Company consolidated various VIEs at September 30, 2020 and December 31, 2019. The carrying amounts and classification of the VIEs’ assets and liabilities included in the consolidated balance sheets are as follows (in thousands):

	September 30, 2020	December 31, 2019
Assets
Current assets
Cash	$155,201	$133,362
Restricted cash	14,495	2,746
Accounts receivable, net	27,471	21,956
Inventories	51,894	15,721
Prepaid expenses and other current assets	1,583	554
Total current assets	250,644	174,339
Solar energy systems, net	3,773,324	3,259,712
Other assets	112,079	87,151
Total assets	$4,136,047	$3,521,202
Liabilities
Current liabilities
Accounts payable	$25,535	$11,531
Distributions payable to noncontrolling interests and redeemable noncontrolling interests	17,776	16,012
Accrued expenses and other liabilities	15,053	10,740
Deferred revenue, current portion	41,435	38,265
Deferred grants, current portion	1,011	1,011
Non-recourse debt, current portion	54,358	4,901
Total current liabilities	155,168	82,460
Deferred revenue, net of current portion	473,129	443,873
Deferred grants, net of current portion	26,220	27,023
Non-recourse debt, net of current portion	186,173	201,575
Other liabilities	35,176	19,633
Total liabilities	$875,866	$774,564
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

The carrying value of redeemable noncontrolling interests was greater than the redemption value except for ten and nine Funds at September 30, 2020 and December 31, 2019, respectively, where the carrying value has been adjusted to the redemption value.

Note 13. Stock-Based Compensation
Stock Options
The following table summarizes the activity for all stock options under all of the Company’s equity incentive plans for the nine months ended September 30, 2020 (shares and aggregate intrinsic value in thousands):

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2019	10,784	$7.38	6.52	$71,745
Granted	1,556	12.85
Exercised	(4,187)	6.95
Cancelled	(382)	9.16
Outstanding at September 30, 2020	7,771	$8.61	6.74	$532,004

Options vested and exercisable at September 30, 2020	4,545	$6.33	5.41	$321,566
Restricted Stock Units
The following table summarizes the activity for all restricted stock units (“RSUs”) under all of the Company’s equity incentive plans for the nine months ended September 30, 2020 (shares in thousands):

	Number of Awards	Weighted Average Grant Date Fair Value
Unvested balance at December 31, 2019	3,943	$11.42
Granted	3,304	14.10
Issued	(2,509)	11.81
Cancelled / forfeited	(528)	11.01
Unvested balance at September 30, 2020	4,210	$13.35
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

Stock-Based Compensation Expense
The Company recognized stock-based compensation expense, including ESPP expenses, in the consolidated statements of operations as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Cost of customer agreements and incentives	$922	$594	$3,798	$1,849
Cost of solar energy systems and product sales	205	209	1,148	566
Sales and marketing	1,890	1,352	7,189	3,782
Research and development	317	404	1,858	1,149
General and administration	4,883	4,295	23,551	12,074
Total	$8,217	$6,854	$37,544	$19,420

Note 14. Income Taxes
The income tax benefit (expense) rate for the three months ended September 30, 2020 and 2019 was 24.5% and (4.8)%, respectively, and for the nine months ended September 30, 2020 and 2019 was 8.5% and 0.1%, respectively. The differences between the actual consolidated effective income tax rate and the U.S. federal statutory rate were primarily attributable to the allocation of losses on noncontrolling interests and an increase in valuation allowance and stock-based compensation.
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
Uncertain Tax Positions

As of September 30, 2020 and December 31, 2019, the Company had no uncertain tax positions.
Tax Holidays

The Company received approval from a U.S. territory for a reduced income tax rate on February 3, 2020. The reduced income tax rate is retroactive to 2018 and is effective through December 31, 2043. The benefit from the reduced income tax rate of $1.3 million for the years ended December 31, 2019 and 2018 was included in income tax expense for the quarter ended September 30, 2020. The benefit from the reduced income tax rate for the quarter ended September 30, 2020 was $0.5 million.

Note 15. Commitments and Contingencies
Letters of Credit
As of September 30, 2020 and December 31, 2019, the Company had $25.9 million and $20.1 million, respectively, of unused letters of credit outstanding, which carry fees of 2.13% - 3.25% per annum and 1.25% - 3.25% per annum, respectively.
Operating and Finance Leases
The Company leases real estate under non-cancellable-operating leases and equipment under finance leases.
The components of lease expense were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Finance lease cost:
Amortization of right-of-use assets	$2,151	$3,647	$7,087	$10,879
Interest on lease liabilities	173	322	597	994
Operating lease cost	3,195	3,528	9,353	10,027
Short-term lease cost	113	118	352	1,263
Variable lease cost	1,176	854	2,957	2,750
Sublease income	(202)	(197)	(574)	(546)
Total lease cost	$6,606	$8,272	$19,772	$25,367
Other information related to leases was as follows (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$3,430	$3,029	$8,929	$8,564
Operating cash flows from finance leases	161	291	578	732
Financing cash flows from finance leases	2,217	4,004	7,763	10,449
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	—	3,136	32	23,286
Finance leases	879	4,453	1,092	17,390
Weighted average remaining lease term (years):
Operating leases	4.88	5.26	4.88	5.26
Finance leases	2.33	3.08	2.33	3.08
Weighted average discount rate:
Operating leases	5.5%	5.2%	5.5%	5.2%
Finance leases	4.1%	4.2%	4.1%	4.2%

Future minimum lease commitments under non-cancellable leases as of September 30, 2020 were as follows (in thousands):

	Operating Leases	Sublease Income	Net Operating Leases	Finance Leases
2020	$12,706	$712	$11,994	$8,118
2021	10,365	125	10,240	5,525
2022	9,205	—	9,205	2,030
2023	5,876	—	5,876	216
2024	2,718	—	2,718	41
Thereafter	5,949	—	5,949	—
Total future lease payments	46,819	837	45,982	15,930
Less: Amount representing interest	5,589	—	5,589	700
Present value of future payments	41,230	837	40,393	15,230
Less: Tenant incentives	—	—	—	—
Net present value of future payments	41,230	837	40,393	15,230
Less: Current portion	10,774	—	10,774	7,541
Long-term portion	$30,456	$837	$29,619	$7,689

Purchase Commitment
The Company entered into purchase commitments, which have the ability to be canceled without significant penalties, with multiple suppliers to purchase $77.8 million of photovoltaic modules, inverters and batteries by the end of 2022.
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

Commercial ITC Indemnification
The Company is contractually committed to compensate certain investors for any losses that they may suffer in certain limited circumstances resulting from reductions in Commercial ITCs. Generally, such obligations would arise as a result of reductions to the value of the underlying solar energy systems as assessed by the Internal Revenue Service (the “IRS”). At each balance sheet date, the Company assesses and recognizes, when applicable, the potential exposure from this obligation based on all the information available at that time, including any audits undertaken by the IRS. One of the Company's investors is being audited by the IRS. Since this audit is ongoing, the Company is unable to determine the potential tax liabilities as of the filing date of this Quarterly Report on Form 10-Q. The maximum potential future payments that the Company could have to make under this obligation would depend largely on the difference between the prices at which the solar energy systems were sold or transferred to the Funds (or, in certain structures, the fair market value claimed in respect of such systems (referred to as "claimed values")) and the eligible basis determined by the IRS. The Company set the purchase prices and claimed values based on fair market values determined with the assistance of an independent third-party appraisal with respect to the systems that generate Commercial ITCs that are passed-through to, and claimed by, the Fund investors. In April 2018, the Company purchased an insurance policy providing for certain payments by the insurers in the event there is any final determination (including a judicial determination) that reduced the Commercial ITCs claimed in respect of solar energy systems sold or transferred to most Funds through April 2018, or later, in the case of Funds added to the policy after such date. In general, the policy indemnifies the Company and related parties for additional taxes (including penalties and interest) owed in respect of lost Commercial ITCs, gross-up costs and expenses incurred in defending such claim, subject to negotiated exclusions from, and limitations to, coverage.

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

On April 8, 2019, a putative class action captioned Loftus et al. v. Sunrun Inc., Case No. 3:19-cv-01608, was filed in the United States District Court, Northern District of California. The complaint generally alleges violations of the Telephone Consumer Protection Act (the “TCPA”) on behalf of an individual and putative classes of persons alleged to be similarly situated. Plaintiffs filed a First Amended Complaint on June 26, 2019, adding defendant MediaMix 365, LLC, also asserting individual and putative class claims under the TCPA, along with claims under the California Invasion of Privacy Act. In the amended version of their Complaint, plaintiffs seek statutory damages, equitable and injunctive relief, and attorneys’ fees and costs on behalf of themselves and the absent purported classes. Most, if not all, of the claims asserted in the lawsuit relate to activities allegedly engaged in by third-party vendors, for which the Company denies any responsibility. The vendors are contractually obligated to indemnify the Company for losses related to the conduct alleged. While the Company believes that the claims against it are without merit, in view of the cost and risk of continuing to defend the action, it has reached an agreement with plaintiffs to settle the lawsuit on a class-wide basis for $5.5 million, which was accrued as of June 30, 2020, in exchange for a release of all claims that were or could have been asserted in the litigation. The settlement is subject to court approval. Preliminary approval was granted on September 25, 2020 and the court has scheduled the final approval hearing for May 6, 2021.

Litigation Relating to the Vivint Solar Inc. Merger

Following the announcement of the merger agreement on July 6, 2020, twelve lawsuits were filed by purported stockholders of Vivint Solar, Inc. (“Vivint Solar”) and Sunrun challenging the merger. As of the date of the filing of this Form 10-Q, all twelve lawsuits have either been fully dismissed and closed, or are awaiting final approval by the court of a notice of voluntary dismissal.

The first complaint (captioned Wang v. Vivint Solar, Inc., et al., No. 3:20-cv-5880 (N.D. Cal.)) was filed in the United States District Court for the Northern District of California by a purported stockholder of Vivint Solar challenging the merger. The complaint names as defendants Vivint Solar, each of the members of the Vivint Solar Board (collectively, the “Vivint Solar Defendants”), Sunrun, and the Merger Sub (collectively, the “Sunrun

Defendants”). The complaint asserts violations of Section 14(a) of the Exchange Act and Rule 14a-9 against all defendants, and asserts violations of Section 20(a) of the Exchange Act against members of the Vivint Solar board. The Wang complaint was dismissed on September 30, 2020.

The second complaint was filed as a putative class action on August 21, 2020 in the Supreme Court of the State of New York against the Vivint Solar Defendants and Sunrun Defendants (captioned Toledo v. Vivint Solar, Inc., et al., No. 653982/2020 (N.Y. Sup. Ct.)). The complaint asserted that members of the Vivint Solar Board breached their fiduciary duties, and that the other defendants aided and abetted that alleged breach of fiduciary duties. The Toledo complaint was dismissed on October 12, 2020.

A third complaint (captioned Wolf v. Vivint Solar, Inc., et al., No 1:20-cv-01111 (D. Del.)) was filed on August 24, 2020, as a putative class action, and a fourth complaint (captioned Abalos v. Vivint, Solar, Inc., et al., No. 1:20-cv-01117 (D. Del.)) was filed on an individual basis on August 25, 2020, both in the United States District Court for the District of Delaware against the Vivint Solar Defendants and the Sunrun Defendants. Both complaints asserted violations of Section 14(a) of the Exchange Act and Rule 14a-9 against the Vivint Solar Defendants and the Sunrun Defendants, and violations of Section 20(a) of the Exchange Act against the members of the Vivint Solar Board. These complaints were dismissed on October 8, 2020.

Additional complaints were filed against the Vivint Solar Defendants only on August 26 (captioned Brown v. Vivint Solar, Inc., et al., No. 20-cv-06900 (S.D.N.Y.), August 27 (captioned Alanazi v. Vivint Solar, Inc., et al., No. 20-cv-06926 (S.D.N.Y.) and Alvarez v. Vivint Solar, Inc., et al., No. 20-cv-4000 (E.D.N.Y.)), and August 31 (captioned Silverberg v. Vivint Solar, Inc., et al., No. 20-cv-07051 (S.D.N.Y.)). The Brown, Alanazi and Alvarez complaints alleged that the Vivint Solar Defendants violated Sections 14(a) and 20(a) of the Exchange Act and Rule 14a-9, and the Alanazi complaint contained an additional allegation that the Vivint directors breached their fiduciary duty of candor and disclosure. The Silverberg complaint was filed as a purported class action, and alleged only a violation of Section 14(a) of the Exchange Act and Rule 14a-9. The Brown, Alanazi, and Silverberg complaints were consolidated on September 8, 2020. As of the date of the filing of this Form 10-Q, Notices of voluntary dismissal have been filed by the plaintiffs in all three cases and are pending final approval by the court. The Alvarez complaint was dismissed on October 12, 2020.

Additional complaints were filed against the Vivint Solar Defendants on September 4, 11, and 18, 2020 (captioned Bushansky v. Vivint Solar, Inc., et al., No. 5:20-cv-6277 (N.D. Cal.), Friedman v. Vivint Solar, Inc., et al., No. 5:20-cv-6402 (N.D. Cal.), and Federman v. Vivint Solar, Inc., et al., No. 1:20-cv-1257, respectively), and against Sunrun and the Sunrun board on September 9, 2020 (captioned Patino v. Sunrun, Inc., et al., No. 3:20-cv-6357 (N.D. Cal.)). All of the complaints alleged that the defendants violated Sections 14(a) and 20(a) of the Exchange Act and Rule 14a‑9 by omitting or misrepresenting material information in the Form S-4 relating to the merger. The Patino case was dismissed on September 29, 2020; the Bushansky and Friedman cases were dismissed on October 13, 2020; and the Federman case was dismissed on October 14, 2020.

Note 16. Earnings Per Share
The computation of the Company’s basic and diluted net income (loss) per share is as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Numerator:
Net income (loss) attributable to common stockholders	$37,447	$28,990	$(4,074)	$13,835
Denominator:
Weighted average shares used to compute net income (loss) per share attributable to common stockholders, basic	125,003	117,652	121,813	115,790
Weighted average effect of potentially dilutive shares to purchase common stock	9,545	7,499	—	7,855
Weighted average shares used to compute net income (loss) per share attributable to common stockholders, diluted	134,548	125,151	121,813	123,645
Net income (loss) per share attributable to common stockholders
Basic	$0.30	$0.25	$(0.03)	$0.12
Diluted	$0.28	$0.23	$(0.03)	$0.11

The following shares were excluded from the computation of diluted net income (loss) per share as the impact of including those shares would be anti-dilutive (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Outstanding stock options	82	1,540	1,532	1,455
Unvested restricted stock units	196	343	1,348	725
Total	278	1,883	2,880	2,180

As a result of the Company's completion of the acquisition of Vivint Solar, the Company issued 69,472,495 shares on October 8, 2020 which are not reflected in its calculation of net income (loss) per share for the three and nine months ended September 30, 2020.

Note 17. Acquisitions

Omni Energy, LLC

In July 2019, the Company acquired a specified customer pipeline and assembled workforce from Omni Energy, LLC (“Omni”), an existing solar integrator with multi-family solar project origination and development capabilities.

The purchase consideration for the assets acquired was approximately $23.5 million, consisting of $2.7 million in cash upfront and $20.8 million representing the fair value of contingent consideration based upon new solar system installations through 2022. The Company estimated the fair value of the contingent consideration at the acquisition date using a probability-weighted discounted cash flow methodology. The estimated range of outcomes (undiscounted) was from $17.7 million to $28.9 million. The total fair value of the assets acquired of $23.5 million is comprised of an intangible asset related to customer relationships of $14.2 million with estimated useful life of five years, and goodwill of $9.3 million. Customer relationships were valued with Level 3 inputs. The Company reassesses the valuation assumptions each reporting period, with any changes in the fair value accounted for in sales and marketing expense within the consolidated statements of operations. The fair value of the contingent consideration as of September 30, 2020 was $6.1 million.

The fair value of the assets acquired and liabilities assumed was finalized during the three months ended September 30, 2020 and resulted in no additional adjustments.

Goodwill represents the excess of the purchase price over the fair value of the asset acquired. Goodwill recorded is primarily attributable to the acquired assembled workforce and synergies achieved through the elimination of redundant costs.

Note 18. Subsequent Events

Acquisition of Vivint Solar, Inc.

On October 8, 2020, the Company completed the acquisition of Vivint Solar, a leading full-service residential solar provider in the United States, at an estimated purchase price of $5.0 billion, pursuant to an Agreement and Plan of Merger, dated as of July 6, 2020, by and among the Company, Vivint Solar and Viking Merger Sub, Inc., a Delaware corporation and direct wholly owned subsidiary of the Company (“Merger Sub”), pursuant to which Merger Sub merged with and into Vivint Solar, with Vivint Solar continuing as the surviving corporation (the “Merger”). As a result of the Merger, Vivint Solar became a direct wholly owned subsidiary of the Company.

Each share of Vivint Solar common stock, par value $0.01 per share, issued and outstanding immediately prior to the effective time of the Merger was converted automatically into the right to receive 0.55 shares of the Company’s common stock, par value $0.0001 per share, and, if applicable, an amount in cash, without interest, rounded down to the nearest cent, in lieu of any fractional share interest in the Company's Common Stock to which such holder otherwise would have been entitled. Pursuant to these terms, the Company issued 69,472,495 shares of common stock to complete its acquisition.

The following table shows selected unaudited pro forma condensed combined total revenues of the Company after giving effect to the merger. The selected unaudited pro forma condensed combined total revenues for the nine months ended September 30, 2020 and 2019 give effect to the Merger if it occurred on January 1, 2019, the first day of the Company’s 2019 fiscal year (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Total revenues	$316,158	$319,176	$904,917	$877,973

The unaudited pro forma total revenues data is presented for illustrative purposes only and is not necessarily indicative of actual or future revenues that would have been realized if the Merger had been completed as of the dates indicated or will be realized upon the completion of the accounting for the Merger. Due to the time between the date the acquisition was completed and the filing of this Quarterly Report on Form 10-Q, it is not practicable for the Company to disclose pro forma earnings.

The acquisition will be accounted for under FASB Accounting Standards Codification Topic 805, Business Combinations. The Company is currently evaluating this guidance and the impact it will have on the Company's consolidated financial statements and disclosures.

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
•the expected benefits and potential value created by the merger with Vivint Solar for our stockholders, including the ownership percentage of our stockholders in the combined organization immediately following the consummation of the merger;
•the inherent risks, costs and uncertainties associated with integrating the businesses in the merger with Vivint Solar successfully and risks of not achieving all or any of the anticipated benefits of the merger with Vivint Solar, or the risk that the anticipated benefits of the acquisition may not be fully realized or take longer to realize than expected;
•the amount of any costs, fees, expenses, impairments and charges relating to the merger with Vivint Solar;
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
We have experienced substantial growth in our business and operations since our inception in 2007. As of September 30, 2020, we operated the second largest fleet of residential solar energy systems in the United States. We have an aggregate of 2,272 Megawatts Deployed as of September 30, 2020, and our Gross Earning Assets as of September 30, 2020 were approximately $4.0 billion. Please see the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Key Operating Metrics” for more details on how we calculate Megawatts Deployed and Gross Earning Assets.
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
Recent Developments
Acquisition of Vivint Solar, Inc.

On July 6, 2020, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Vivint Solar and Viking Merger Sub, Inc., a Delaware corporation and our direct wholly owned subsidiary. The acquisition of Vivint Solar was completed on October 8, 2020 pursuant to the terms of the Merger Agreement. Each share of Vivint Solar common stock issued and outstanding immediately prior to the effective time of the merger was converted automatically into the right to receive 0.55 shares of our common stock. The merger is expected to support continued growth through stronger differentiated sales channels, expanding customers’ access to the best offerings including battery storage solutions, improving cost efficiency from greater scale and improved access to project finance and other capital at lower costs and better terms.
Private Placement

On July 29, 2020, we entered into a Subscription Agreement (the “Subscription Agreement”) with SK E&S Co., Ltd. (“SK E&S”), a corporation organized under the laws of the Republic of Korea, to issue and sell an aggregate of 2,074,688 shares of our common stock, par value $0.0001 per share (the “Shares”), at a price per share of $36.15, for a purchase price of approximately $75.0 million. Our sale and issuance of the shares to SK E&S occurred on August 12, 2020. The private placement was made concurrently with an agreement between Sunrun and SK E&S and other affiliated companies to co-invest in a new venture focusing on home electrification. The electrification venture will have a contribution of $150.0 million, with SK E&S and other affiliated companies investing $75.0 million in cash and Sunrun investing $65.0 million in cash and contributing advisory services valued at $10.0 million. Each entity will have equal ownership of the venture.

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
As of September 30, 2020, we had 35 active investment funds, which are described below. We have established different types of investment funds to implement our asset monetization strategy. Depending on the nature of the investment fund, cash may be contributed to the investment fund by the investor upfront or in stages based on milestones associated with the design, construction or interconnection status of the solar energy systems. The cash contributed by the fund investor is used by the investment fund to purchase solar energy systems. The investment funds either own or enter into a master lease with a Sunrun subsidiary for the solar energy systems, Customer Agreements and associated incentives. We receive on-going cash distributions from the investment funds representing a portion of the monthly customer payments received. We use the upfront cash, as well as on-going distributions, to cover our costs associated with designing, purchasing and installing the solar energy systems. In addition, we also use debt, equity and other financing strategies to fund our operations. The allocation of the economic benefits between us and the fund investor and the corresponding accounting treatment varies depending on the structure of the investment fund.
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
The table below provides an overview of our current investment funds (dollars in millions):

Consolidated Joint Ventures
	Pass-Through Financing Obligations	Partnership Flip	JV Inverted Lease
Consolidation	Owner entity consolidated, tenant entity not consolidated	Single entity, consolidated	Owner and tenant entities consolidated
Balance sheet classification	Pass-through financing obligation	Redeemable noncontrolling interests and noncontrolling interests	Redeemable noncontrolling interests and noncontrolling interests
Revenue from Commercial ITCs	Recognized on the permission to operate ("PTO") date	None	None
Method of calculating investor interest	Effective interest rate method	Greater of HLBV or redemption value	Greater of HLBV or redemption value; or pro rata
Liability balance as of September 30, 2020	$336.4	N/A	N/A
Noncontrolling interest balance (redeemable or otherwise) as of September 30, 2020	N/A	$860.1	$35.0

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

	As of September 30,
	2020	2019
Cumulative Megawatts Deployed (end of period)	2,272	1,871

	As of September 30,
	2020	2019

	(in thousands)
Gross Earning Assets Under Energy Contract	$2,758,989	$2,296,557
Gross Earning Assets Value of Purchase or Renewal	1,264,964	1,106,415
Gross Earning Assets	$4,023,953	$3,402,972

The tables below provide a range of Gross Earning Asset amounts if different default, discount and purchase and renewal assumptions were used.
Gross Earning Assets Under Energy Contract:

	As of September 30, 2020
	Discount rate
Default rate	4%	5%	6%	7%	8%

	(in thousands)
5%	$3,168,487	$2,907,947	$2,680,075	$2,480,002	$2,303,670
0%	$3,266,956	$2,995,930	$2,758,989	$2,551,043	$2,367,854
Gross Earning Assets Value of Purchase or Renewal:

	As of September 30, 2020
	Discount rate
Purchase or Renewal rate	4%	5%	6%	7%	8%

	(in thousands)
80%	$1,645,067	$1,344,274	$1,102,412	$907,239	$749,188
90%	$1,887,584	$1,542,472	$1,264,965	$1,041,021	$859,668
100%	$2,130,102	$1,740,670	$1,427,517	$1,174,803	$970,148

Total Gross Earning Assets:

	As of September 30, 2020
	Discount rate
Purchase or Renewal rate	4%	5%	6%	7%	8%

	(in thousands)
80%	$4,912,023	$4,340,204	$3,861,401	$3,458,282	$3,117,043
90%	$5,154,540	$4,538,402	$4,023,953	$3,592,064	$3,227,522
100%	$5,397,057	$4,736,600	$4,186,506	$3,725,847	$3,338,002

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

	(in thousands, except per share data)
Revenue:
Customer agreements and incentives	$114,485	$96,249	$319,704	$288,538
Solar energy systems and product sales	95,275	119,293	282,081	326,103
Total revenue	209,760	215,542	601,785	614,641
Operating expenses:
Cost of customer agreements and incentives	77,350	67,359	239,049	207,446
Cost of solar energy systems and product sales	75,679	92,031	231,023	256,178
Sales and marketing	70,720	77,478	210,691	203,469
Research and development	5,205	6,435	14,222	18,464
General and administrative	41,829	31,059	111,659	93,166
Amortization of intangible assets	1,167	1,524	3,817	3,231
Total operating expenses	271,950	275,886	810,461	781,954
Loss from operations	(62,190)	(60,344)	(208,676)	(167,313)
Interest expense, net	51,368	43,911	152,013	127,560
Other (income) expenses, net	(864)	3,110	(766)	9,254
Loss before income taxes	(112,694)	(107,365)	(359,923)	(304,127)
Income tax (benefit) expense	(27,293)	5,169	(30,424)	(102)
Net loss	(85,401)	(112,534)	(329,499)	(304,025)
Net loss attributable to noncontrolling interests and redeemable noncontrolling interests	(122,848)	(141,524)	(325,425)	(317,860)
Net income (loss) attributable to common stockholders	$37,447	$28,990	$(4,074)	$13,835
Net income (loss) per share attributable to common stockholders
Basic	$0.30	$0.25	$(0.03)	$0.12
Diluted	$0.28	$0.23	$(0.03)	$0.11
Weighted average shares used to compute income (loss) per share attributable to common stockholders
Basic	125,003	117,652	121,813	115,790
Diluted	134,548	125,151	121,813	123,645

Comparison of the Three Months Ended September 30, 2020 and 2019
Revenue

	Three Months Ended September 30,		Change
	2020	2019	$	%

	(in thousands)
Customer agreements	$102,213	$89,241	$12,972	15%
Incentives	12,272	7,008	5,264	75%
Customer agreements and incentives	114,485	96,249	18,236	19%

Solar energy systems	52,238	67,230	(14,992)	(22)%
Products	43,037	52,063	(9,026)	(17)%
Solar energy systems and product sales	95,275	119,293	(24,018)	(20)%
Total revenue	$209,760	$215,542	$(5,782)	(3)%
Customer Agreements and Incentives. The $13.0 million increase in revenue from Customer Agreements was primarily due to both an increase in solar energy systems under Customer Agreements being placed in service in the period from October 1, 2019 through September 30, 2020, plus a full quarter of revenue recognized in the third quarter of 2020 for systems placed in service in the third quarter of 2019 versus only a partial quarter of such revenue related to the period in which the assets were in service in 2019. Revenue from incentives primarily consists of sales of SRECs, which increased by $5.3 million during the three months ended September 30, 2020, compared to the prior year as a result of an increase in SREC deliveries from the prior year.
Solar Energy Systems and Product Sales. Revenue from solar energy systems sales decreased by $15.0 million compared to the prior year due to decreased demand through retail partners. Product sales decreased by $9.0 million, primarily due to a decrease in the volume of wholesale products sold, which has been impacted by COVID-19 and customers' reduced purchases in 2020 after purchasing safe harbor materials in 2019 for use in 2020.
Operating Expenses

	Three Months Ended September 30,		Change
	2020	2019	$	%

	(in thousands)
Cost of customer agreements and incentives	$77,350	$67,359	$9,991	15%
Cost of solar energy systems and product sales	75,679	92,031	(16,352)	(18)%
Sales and marketing	70,720	77,478	(6,758)	(9)%
Research and development	5,205	6,435	(1,230)	(19)%
General and administrative	41,829	31,059	10,770	35%
Amortization of intangible assets	1,167	1,524	(357)	(23)%
Total operating expenses	$271,950	$275,886	$(3,936)	(1)%
Cost of Customer Agreements and Incentives. The $10.0 million increase in Cost of customer agreements and incentives was primarily due to the increase in solar energy systems placed in service in the period from October 1, 2019 through September 30, 2020, plus a full quarter of costs recognized in the third quarter of 2020 for systems placed in service in the third quarter of 2019 versus only a partial quarter of such expenses related to the period in which the assets were in service in 2019.
The Cost of customer agreements and incentives decreased to 68% of revenue from customer agreements and incentives during the three months ended September 30, 2020, from 70% during the three months ended September 30, 2019.

Cost of Solar Energy Systems and Product Sales. The $16.4 million decrease in Cost of solar energy systems and product sales was due to the corresponding net decrease in the solar energy systems and product sales discussed above.
Sales and Marketing Expense. The $6.8 million decrease in Sales and marketing expense was a result of a decrease in headcount driving lower employee compensation of $7.6 million and a fair value adjustment on contingent consideration of $2.0 million, partially offset by an increase of $2.8 million in costs to acquire customers through our retail channels and other sales lead generation costs. Included in sales and marketing expense is $3.7 million and $3.2 million of amortization of costs to obtain Customer Agreements for the three months ended September 30, 2020 and 2019, respectively.
Research and Development Expense. The $1.2 million decrease in Research and development expense was primarily attributable to lower consulting fees, as well as a slight decrease in headcount resulting in lower employee compensation.
General and Administrative Expense. The $10.8 million increase in General and administrative expenses was primarily attributable to acquisition-related costs of $8.6 million, as well as an increase in stock-based compensation.
Non-Operating Expenses

	Three Months Ended September 30,		Change
	2020	2019	$	%

	(in thousands)
Interest expense, net	$51,368	$43,911	$7,457	17%
Other (income) expenses, net	$(864)	$3,110	$(3,974)	(128)%

Interest Expense, net. The increase in Interest expense, net of $7.5 million was related to additional non-recourse and pass-through financing obligation debt entered into subsequent to September 30, 2019. Included in net interest expense is $6.2 million and $7.5 million of non-cash interest recognized under Customer Agreements that have a significant financing component for the three months ended September 30, 2020 and 2019, respectively.

Other (Income) Expenses, net. The decrease in other expenses of $4.0 million relates primarily to a loss from the early extinguishment of certain non-recourse debt in 2019, with no such comparable activity in the three months ended September 30, 2020.
Income Tax (Benefit) Expense

	Three Months Ended September 30,		Change
	2020	2019	$	%

	(in thousands)
Income tax (benefit) expense	$(27,293)	$5,169	$(32,462)	(628)%

The decrease in income tax expense of $32.5 million primarily relates to an increase in tax benefit related to a higher pre-tax loss and an increase in stock compensation deductions that was offset by an increase in noncontrolling interest and redeemable noncontrolling interests and valuation allowance.
Net Loss Attributable to Noncontrolling Interests and Redeemable Noncontrolling Interests

	Three Months Ended September 30,		Change
	2020	2019	$	%

	(in thousands)
Net loss attributable to noncontrolling interests and redeemable noncontrolling interests	$(122,848)	$(141,524)	$18,676	(13)%

Net loss attributable to noncontrolling interests and redeemable noncontrolling interests was relatively consistent for the three months ended September 30, 2020 compared to the three months ended September 30, 2019.

Comparison of the Nine Months Ended September 30, 2020 and 2019
Revenue

	Nine Months Ended September 30,		Change
	2020	2019	$	%

	(in thousands)
Customer agreements	$294,991	$253,046	$41,945	17%
Incentives	24,713	35,492	(10,779)	(30)%
Customer agreements and incentives	319,704	288,538	31,166	11%

Solar energy systems	168,094	192,235	(24,141)	(13)%
Products	113,987	133,868	(19,881)	(15)%
Solar energy systems and product sales	282,081	326,103	(44,022)	(13)%
Total revenue	$601,785	$614,641	$(12,856)	(2)%
Customer Agreements and Incentives. The $41.9 million increase in revenue from Customer Agreements was primarily due to both an increase in solar energy systems under Customer Agreements being placed in service in the period from October 1, 2019 through September 30, 2020, plus a full nine months of revenue recognized in 2020 for systems placed in service in the first nine months of 2019 versus only a partial amount of such revenue related to the period in which the assets were in service in 2019. Revenue from incentives consists of sales of Commercial ITCs and SRECs, which decreased by $10.8 million during the nine months ended September 30, 2020, compared to the prior year. The decrease was due to the sale of Commercial ITCs under a financing obligation fund opened in 2018, with PTO activity in that fund primarily concluding during the second quarter of 2019. There has been no such comparable fund opened in 2019 or 2020.
Solar Energy Systems and Product Sales. Revenue from solar energy systems sales decreased by $24.1 million compared to the prior year due to decreased demand through retail partners. Product sales decreased by $19.9 million, primarily due to a decrease in the volume of wholesale products sold, which has been impacted by COVID-19 and customers' reduced purchases in 2020 after purchasing safe harbor materials in 2019 for use in 2020.
Operating Expenses

	Nine Months Ended September 30,		Change
	2020	2019	$	%

	(in thousands)
Cost of customer agreements and incentives	$239,049	$207,446	$31,603	15%
Cost of solar energy systems and product sales	231,023	256,178	(25,155)	(10)%
Sales and marketing	210,691	203,469	7,222	4%
Research and development	14,222	18,464	(4,242)	(23)%
General and administrative	111,659	93,166	18,493	20%
Amortization of intangible assets	3,817	3,231	586	18%
Total operating expenses	$810,461	$781,954	$28,507	4%

Cost of Customer Agreements and Incentives. The $31.6 million increase in Cost of customer agreements and incentives was primarily due to the increase in solar energy systems placed in service in the period from October 1, 2019 through September 30, 2020, plus a full nine months of costs recognized in 2020 for systems placed in service in the nine months of 2019 versus only a partial amount of such expenses related to the period in which the assets were in service in 2019.
The cost of Customer Agreements and incentives increased to 75% of revenue from customer agreements and incentives during the nine months ended September 30, 2020, from 72% during the nine months ended September 30, 2019.
Cost of Solar Energy Systems and Product Sales. The $25.2 million decrease in Cost of solar energy systems and product sales was due to the corresponding net decrease in the solar energy systems and product sales discussed above.
Sales and Marketing Expense. The $7.2 million increase in Sales and marketing expense was primarily attributable to $8.0 million in non-recurring and restructuring costs incurred during the nine months ended September 30, 2020, as well as an increase in costs to acquire customers through our retail channels and sales lead generating partners, partially offset by a decrease in headcount driving lower compensation, as well as a fair value adjustment on contingent consideration. Included in sales and marketing expense is $10.7 million and $8.7 million of amortization of costs to obtain Customer Agreements for the nine months ended September 30, 2020 and 2019, respectively.
Research and Development Expense. The $4.2 million decrease in Research and development expense was primarily attributable to a decrease in consulting fees, as well as a decrease in headcount resulting in lower employee compensation.
General and Administrative Expense. The $18.5 million increase in General and administrative expenses was primarily attributable to a $6.7 million legal settlement accrual, as well as $11.9 million in acquisition-related costs incurred during the nine months ended September 30, 2020.
Non-Operating Expenses

	Nine Months Ended September 30,		Change
	2020	2019	$	%

	(in thousands)
Interest expense, net	$152,013	$127,560	$24,453	19%
Other (income) expenses, net	$(766)	$9,254	$(10,020)	(108)%

Interest Expense, net. The increase in Interest expense, net of $24.5 million was related to additional non-recourse and pass-through financing obligation debt entered into subsequent to September 30, 2019. Included in net interest expense is $18.5 million and $20.9 million of non-cash interest recognized under Customer Agreements that have a significant financing component for the nine months ended September 30, 2020 and 2019, respectively.

Other (Income) Expenses, net. The decrease in other expenses of $10.0 million relates primarily to losses on extinguishment of debt related to an early repayment of pass-through financing obligation and certain non-recourse debt in 2019, with no such comparable activity in the nine months ended September 30, 2020.

Income Tax (Benefit) Expense

	Nine Months Ended September 30,		Change
	2020	2019	$	%

	(in thousands)
Income tax (benefit) expense	$(30,424)	$(102)	$(30,322)	29,727%

The increase in income tax benefit of $30.3 million primarily relates to an increase in tax benefit related to a higher pre-tax loss and an increase in stock compensation deductions that was offset by an increase in noncontrolling interest and redeemable noncontrolling interests and valuation allowance.
Net Loss Attributable to Noncontrolling Interests and Redeemable Noncontrolling Interests

	Nine Months Ended September 30,		Change
	2020	2019	$	%

	(in thousands)
Net loss attributable to noncontrolling interests and redeemable noncontrolling interests	$(325,425)	$(317,860)	$(7,565)	2%

Net loss attributable to noncontrolling interests and redeemable noncontrolling interests was relatively consistent for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019.

Liquidity and Capital Resources

As of September 30, 2020, we had cash of $276.1 million, which consisted of cash held in checking and savings accounts with financial institutions. We finance our operations mainly through a variety of financing fund arrangements that we have formed with fund investors, borrowings, cash generated from our sources of revenue, and proceeds from secured credit facilities arrangements with a syndicate of banks for up to $265.3 million and from secured, long-term non-recourse loan arrangements for up to $199.0 million. Our principal uses of cash are funding our business, including the costs of acquisition and installation of solar energy systems, satisfaction of our obligations under our debt instruments and other working capital requirements.

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

	Nine Months Ended September 30,
	2020	2019

	(in thousands)
Consolidated cash flow data:
Net cash used in operating activities	$(166,759)	$(106,108)
Net cash used in investing activities	(686,752)	(618,043)
Net cash provided by financing activities	871,796	793,164
Net change in cash and restricted cash	$18,285	$69,013

Operating Activities
During the nine months ended September 30, 2020, we used $166.8 million in net cash from operating activities. The driver of our operating cash outflow consists of the cost of our revenue, as well as sales, marketing and general and administrative costs. During the nine months ended September 30, 2020, our operating cash outflows were $146.3 million from our net loss excluding non-cash and non-operating items. Changes in working capital resulted in a net cash outflow of $20.5 million.

During the nine months ended September 30, 2019, we used $106.1 million in net cash from operating activities. The driver of our operating cash inflow consists of payments received from customers as well as incentives. During the nine months ended September 30, 2019, deferred revenue increased by $95.5 million arising from a sale of the right to SRECs to be generated over the next 10 to 15 years by a group of solar energy systems. In connection with the sale, we repaid debt previously drawn against the rights to these SRECs, which is reflected in our financing activities below. The driver of our operating cash outflows consists of the cost of our revenue, as well as sales, marketing and general and administrative costs. During the nine months ended September 30, 2019, our operating cash outflows were $140.6 million from our net loss excluding non-cash and non-operating items. Changes in working capital resulted in a net cash inflow of $34.5 million.
Investing Activities
During the nine months ended September 30, 2020, we used $686.8 million in cash in investing activities. The majority was used to design, acquire and install solar energy systems and components under our long-term Customer Agreements. During the nine months ended September 30, 2020, we contributed $65.4 million as an investment in a home electrification venture.
During the nine months ended September 30, 2019, we used $618.0 million in cash in investing activities. The majority was used to design, acquire and install solar energy systems and components under our long-term Customer Agreements.
Financing Activities
During the nine months ended September 30, 2020, we generated $871.8 million from financing activities. This was primarily driven by $555.0 million in net proceeds from fund investors and $211.7 million in net proceeds from debt, offset by $7.8 million in repayments under finance lease obligations. Additionally, during the nine months ended September 30, 2020, we received $75.0 million from the sale and issuance of shares pursuant to a subscription agreement with SK E&S Co., Ltd.
During the nine months ended September 30, 2019, we generated $793.2 million from financing activities. This was primarily driven by $513.6 million in net proceeds from fund investors and $276.2 million in net proceeds from debt, offset by $10.4 million in repayments under finance lease obligations.

Debt and Investing Fund Commitments
As of September 30, 2020, we had committed and available capital of approximately $226.2 million that may only be used to purchase and install solar energy systems. We intend to establish new investment funds in the future, and we may also use debt, equity or other financing strategies to finance our business. For a discussion of the terms and conditions of debt instruments and changes thereof in the period, refer to Note 8, Indebtedness, to our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Contractual Obligations and Other Commitments
The following table summarizes our contractual obligations as of September 30, 2020 (in thousands):

	Payments Due by Period
	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years	Total

	(in thousands)
Contractual Obligations:
Debt obligations (including future interest)	$247,127	$741,731	$751,330	$1,574,809	$3,314,997
Purchase commitments	36,247	41,600	—	—	77,847
Distributions payable to noncontrolling interests and redeemable noncontrolling interests (1)	18,161	—	—	—	18,161
Financing lease obligations (including accrued interest)	8,118	7,555	257	—	15,930
Operating lease obligations, net of sublease income	11,994	19,445	8,594	5,949	45,982
Total contractual obligations	$321,647	$810,331	$760,181	$1,580,758	$3,472,917

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

In connection with that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective and designed to provide reasonable assurance that the information required to be disclosed is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms as of September 30, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15I and 15d-15I under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
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

The COVID-19 pandemic is having an unprecedented impact on the U.S. economy as federal, state and local governments react to this public health crisis, and has impacted our business and created significant uncertainties for our industry and the economy in general. As COVID-19 continues to spread and impact the country, effects such as the widespread growth in infections, travel restrictions, quarantines, return-to-work restrictions, new and changing government regulations, and site closures have impacted and may continue to impact our ability to staff sales and operations centers and install and maintain solar energy systems in the field, as well as direct-to-home sales activities of the Vivint Solar business.

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

As of January 1, 2020, the federal government offers a 26% investment tax credit (“Commercial ITC”) under Section 48(a) of the Internal Revenue Code of 1986, as amended (the “Code”), for the installation of certain solar power facilities owned for business purposes. The depreciable basis of a solar facility is also reduced by 50% of the tax credit claimed. Similarly, the federal government currently offers a 26% personal income tax credit under Section 25D of the Internal Revenue Code (“Residential Energy Efficiency Tax Credit”) for the installation of certain solar power facilities owned by residential taxpayers, which is applicable to customers who purchase a solar system outright as opposed to entering into a Customer Agreement. Both the Residential Energy Efficiency Tax Credit and the Commercial ITC will step down to 22% for solar property commencing construction in 2021. In 2022, the Residential Energy Efficiency Tax Credit will expire and the Commercial ITC will step down to 10%.

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

The IRS provided taxpayers a safe harbor opportunity to retain access to the pre-2020 30% Commercial ITC amount through specific rules released in Notice 2018-59. We have sought to avail ourselves of the safe harbor in order to retain the 30% Commercial ITC that was available in 2019 with respect to approximately 500 MW of Projects by incurring certain costs and taking title to equipment in 2019. We also utilized the safe harbor program for solar equipment purchases in 2020 and plan to similarly further utilize the program in future years if the Commercial ITC step down continues. While we have attempted to ensure that these transactions will comply with guidance issued by the IRS, this guidance is relatively limited and potentially subject to change. Either the IRS or our financing partners could challenge whether the purchased equipment is properly qualified for safe harbor tax treatment, which could either result in lower tax equity advances or trigger indemnification obligations to our tax equity investors. It is also possible that we will not be able to use all of the equipment purchased through this safe harbor program.

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

We and our fund investors claim the Commercial ITC or the U.S. Treasury grant in amounts based on the fair market value of our solar energy systems. We have obtained independent appraisals to determine the fair market values we report for claiming Commercial ITCs and U.S. Treasury grants. With respect to U.S. Treasury grants, the U.S. Treasury Department reviews the reported fair market value in determining the amount initially awarded, and the IRS may also subsequently audit the fair market value and determine that amounts previously awarded constitute taxable income for U.S. federal income tax purposes. With respect to Commercial ITCs, the IRS may review the fair market value on audit and determine that the tax credits previously claimed must be reduced. If the fair market value is determined in these circumstances to be less than what we reported, we may owe our fund investors an amount equal to this difference, plus any costs and expenses associated with a challenge to that valuation. We could also be subject to tax liabilities, including interest and penalties. If the IRS further disagrees now or in the future with the amounts we reported regarding the fair market value of our solar energy systems, it could have a material adverse effect on our business, financial condition and prospects. One of our investment funds is currently being audited by the IRS in an audit involving a review of the fair market value determination of our solar energy systems. If this audit results in an adverse finding, we may be subject to an indemnity obligation to our investor. The IRS audit is still ongoing, and we are unable to determine the potential tax liabilities as of each balance sheet date. We purchased an insurance policy in 2018 insuring us and related parties for additional taxes owed in respect of lost Commercial ITCs, gross-up costs and expenses incurred in defending the types of claims described above. However, this policy only covers certain investment funds and has negotiated exclusions from, and limitations to, coverage and therefore may not cover us for all such lost Commercial ITCs, taxes, costs and expenses.

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

For example, we and our solar partners purchased a significant portion of the solar panels used in our solar service offerings from overseas manufacturers. In January 2018, in response to a petition filed under Section 201 of the Trade Act of 1974, the President imposed four-year tariffs on imported solar modules and imported solar cells not assembled into other products (the "Section 201 Module Tariffs") that apply to all imports above a 2.5 gigawatts (GW) annual threshold. The Section 201 Module Tariffs were 30% in 2018 and stepped down by 5% annually in the second, third and fourth years. In October 2020, the President issued a proclamation increasing the tariff from 15% to 18% for 2021, the final year under the original Sec. 201 proclamation imposing the tariffs. Additionally, the President authorized the U.S. Trade Representative (USTR) to file a petition to extend the Sec. 201 tariffs, a decision on which could be made in the coming months.

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

As of September 30, 2020, a substantial majority of states have adopted net metering policies. Net metering policies are designed to allow homeowners to serve their own energy load using on-site generation. Electricity that is generated by a solar energy system and consumed on-site avoids a retail energy purchase from the applicable utility, and excess electricity that is exported back to the electric grid generates a retail credit within a homeowner’s monthly billing period. At the end of the monthly billing period, if the homeowner has generated excess electricity within that month, the homeowner typically carries forward a credit for any excess electricity to be offset against future utility energy purchases. At the end of an annual billing period or calendar year, utilities either continue to carry forward a credit, or reconcile the homeowner’s final annual or calendar year bill using different rates (including zero credit) for the exported electricity.

Utilities, their trade associations, and fossil fuel interests in the country are currently challenging net metering policies, and seeking to eliminate them, cap them, reduce the value of the credit provided to homeowners for excess generation, or impose charges on homeowners that have net metering. For example, on April 14, 2020, the New England Ratepayers Association filed a petition with the Federal Energy Regulatory Commission (“FERC”), asking it to assert exclusive federal jurisdiction over state net metering programs. Such a declaratory order, if granted, would have encouraged legal challenges to state net metering programs and could have reduced the bill credits customers receive for the electricity they export to the grid. On July 16, 2020, FERC dismissed the petition unanimously on procedural grounds, but at least one commissioner indicated that FERC could revisit the issue of net metering jurisdiction in the future.

In October 2015 the Hawaii Public Utilities Commission (the "Hawaii Commission") issued an order that eliminates net metering for all new homeowners. All existing net metering customers and customers who submitted net metering applications before October 12, 2015 are grandfathered indefinitely under the old rules. Interim tariffs currently exist in Hawaii. Permanent tariffs are currently under consideration by the Hawaii Commission, and customers on the interim tariff may be switched over to these newer tariffs. We continue to sell, build, and service systems in Hawaii. The new programs in Hawaii are more complex, which decreases certainty in the economic value proposition we provide to customers and potentially slows down market growth. Recent proposals submitted by utility companies have proposed significant changes to the marketplace, such as utility ownership/control over solar systems, which may further detrimentally impact the economic value proposition to customers and slow down market growth.

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

Some states set limits on the total percentage of a utility’s customers that can adopt net metering. For example, South Carolina had a net metering cap that was eliminated in May 2019 when South Carolina enacted the Energy Freedom Act. The new law allows for regulatory review of net metering after two years, with changes to rate design to occur in June 2021. Illinois has a threshold that triggers a commission process to determine what valuation of solar comes after net metering rate design, which has begun for Ameren, a utility in southern Illinois. New Jersey currently has no net metering cap; however, it has a threshold that triggers commission review of its net metering policy. These policies could be subject to change in the future, and other states we serve now or in the future may adopt net metering caps. If the net metering caps in these jurisdictions are reached without an extension of net metering policies, homeowners in those jurisdictions will not have access to the economic value proposition net metering provides. Our ability to sell our solar service offerings may be adversely impacted by the failure to extend existing limits to net metering or the elimination of currently existing net metering policies. The failure to adopt a net metering policy where it currently is not in place would pose a barrier to entry in those states. Additionally, the imposition of charges that only or disproportionately impact homeowners that have solar energy systems, or the introduction of rate designs mentioned above, would adversely impact our business.

California's Public Utilities Commission (“CPUC”) has made changes to rate design for solar customers, such as adopting "time of use" rates with different electricity prices during peak and off peak hours, as well as modifications to the minimum bill for solar customers. The CPUC is expected to revisit its net metering policy in a proceeding that began in the third quarter of 2020. Similarly, the Sacramento Municipal Utility District (SMUD) is reviewing its net metering policy with approval of a NEM2.0 tariff expected in June of 2021.

Electric utility statutes and regulations and changes to such statutes or regulations may present technical, regulatory and economic barriers to the purchase and use of our solar service offerings that may significantly reduce demand for such offerings.

Federal, state and local government statutes and regulations concerning electricity heavily influence the market for our solar service offerings and are constantly evolving. These statutes, regulations, and administrative rulings relate to electricity pricing, net metering, consumer protection, incentives, taxation, competition with utilities, and the interconnection of homeowner-owned and third party-owned solar energy systems to the electrical grid. These statutes and regulations are constantly evolving. Governments, often acting through state utility or public service commissions, change and adopt different rates for residential customers on a regular basis and these changes can have a negative impact on our ability to deliver savings, or energy bill management, to customers.

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

All states regulate investor-owned utility retail electricity pricing. In addition, there are numerous publicly owned utilities and electric cooperatives that establish their own retail electricity pricing through some form of regulation or internal process. These regulations and policies could deter potential customers from purchasing our solar service offerings. For example, some utilities in states such as Arizona and Utah have sought and secured rate design changes that reduce credit for residential solar exports to below the retail rate and impose new charges for rooftop solar customers. Utilities in additional states may follow suit. Such rate changes can include changing rates to charge lower volume-based rates—the rates charged for kilowatt hours of electricity purchased by a residential customer—while raising unavoidable fixed charges that a homeowner is subject to when they purchase solar energy from third parties, and levying charges on homeowners based on their point of maximum demand during a month (referred to as “demand charge”). For example, the Arizona Public Service Company offers residential demand charge rate plans and if our solar customers have subscribed to those plans, they may not realize typical savings from our offerings. These forms of rate design could adversely impact our business by reducing the value of the electricity our solar energy systems produce compared to retail net metering, and reducing any savings customers realize by purchasing our solar service offerings. These proposals could continue or be replicated in other states. In addition to changes in general rates charged to all residential customers, utilities are increasingly seeking solar-specific charges (which may be fixed charges, capacity-based charges, or other rate charges). Any of these changes could materially reduce the demand for our offerings and could limit the number of markets in which our offerings are competitive with electricity provided by the utilities.

Our business currently depends on the availability of utility rebates, tax credits, tax exemptions and other financial incentives in addition to other tax benefits. The expiration, elimination or reduction of these rebates and incentives could adversely impact our business.

Our business depends on government policies that promote and support solar energy and enhance the economic viability of owning solar energy systems. U.S. federal, state and local governmental bodies provide incentives to owners, distributors, installers and manufacturers of solar energy systems to promote solar energy. These incentives include Commercial ITCs, as discussed above, as well as other tax credits, rebates and SRECs associated with solar energy generation. Some markets, such as New Jersey and Maryland, currently utilize SRECs. SRECs can be volatile and could decrease over time as the supply of SREC-producing solar energy systems installed in a particular market increases. For example, in New Jersey, because of the substantial supply of solar energy systems installed, the state was on the cusp of reaching the solar carve-out under the state's Renewable Portfolio Standard. In May 2018, legislation was enacted to expand New Jersey's solar carve-out to 5.1% of kilowatt hours of electricity sold in the state. In December 2019, the state regulators adopted a transition program to follow the current SREC program that will be based on a fixed price SREC model and which is anticipated to be available to replace the current SREC program. We rely on these incentives to lower our cost of capital and to attract investors, all of which enable us to lower the price we charge customers for our solar service offerings. These incentives have had a significant impact on the development of solar energy but they could change at any time, especially in light of the recent change in administration, as further described below. These incentives may also expire on a particular date (as discussed above with respect to the Commercial ITC), end when the allocated funding is exhausted, or be reduced, terminated or repealed without notice. The financial value of certain incentives may also decrease over time.

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

Our business model also relies on multiple tax exemptions offered at the state and local levels. For example, some states have property tax exemptions that exempt the value of solar energy systems in determining values for calculation of local and state real and personal property taxes. State and local tax exemptions can have sunset dates, triggers for loss of the exemption, and can be changed by state legislatures and other regulators, and if solar energy systems were not exempt from such taxes, the property taxes payable by customers would be higher, which could offset any potential savings our solar service offerings could offer. Similarly, if state or local legislatures or tax administrators impose property taxes on third-party owners of solar energy systems, solar companies like us would be subject to higher costs. For example, South Carolina counties do not currently assess property tax on customer-owned residential solar energy systems; however, third-party-owned systems are subject to business personal property taxes. In Connecticut, a number of municipalities have assessed property tax on third-party-owned solar energy systems, despite an applicable exemption under state law. In Texas, there is inconsistency between counties on how third-party-owned systems are subjected to the state solar property tax exemption. California provides an exclusion (the “Solar Exclusion”) from the assessment of California property taxes for qualifying “active solar energy systems” installed as fixtures before January 1, 2025, provided such systems are locally rather than centrally assessed (“Eligible Property”). However, the Solar Exclusion is not a permanent exclusion from the assessment of property tax. Once a change in ownership of the Eligible Property occurs, the Eligible Property may be subject to reassessment and California property taxes may become due.

In general, we rely on certain state and local tax exemptions that apply to the sale of equipment, sale of power, or both. These state and local tax exemptions can expire or can be changed by state legislatures, regulators, tax administrators, or court rulings and such changes could adversely impact our business and the profitability of our offerings in certain markets.

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

•successfully integrating the Vivint Solar business;

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

•our failure to successfully integrate the Vivint Solar business;

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

As of September 30, 2020, more than 40% of our customers were in California. Accordingly, our business and results of operations are particularly susceptible to adverse economic, regulatory, political, weather and other conditions in this market and in other markets that may become similarly concentrated, in particular the east coast, where we have seen significant growth recently. In addition, our corporate and sales headquarters are located in San Francisco, California, an area that has a heightened risk of earthquakes and nearby wildfires. We may not have adequate insurance, including business interruption insurance, to compensate us for losses that may occur from any such significant events, including damage to our solar energy systems. A significant natural disaster, such as an earthquake or wildfire, or a public health crisis, such as a pandemic, could have a material adverse impact on our business, results of operations and financial condition. In addition, acts of terrorism or malicious computer viruses could cause disruptions in our or our solar partners’ businesses or the economy as a whole. To the extent that these disruptions result in delays or cancellations of installations or the deployment of our solar service offerings, our business, results of operations and financial condition would be adversely affected.

Loan financing developments could adversely impact our business.

The third-party ownership structure, which we bring to market through our solar service offerings, continues to be the predominant form of system ownership in the residential solar market in many states. However, with the development of new loan financing products, we have seen a modest shift from leasing and power purchase arrangements to outright purchases of the solar energy system by the customer (i.e., a customer purchases the solar energy system outright instead of leasing the system or buying power from us). Continued increases in third-party loan financing products and outright purchases could result in the demand for long-term Customer Agreements to decline, which would require us to shift our product focus to respond to the market trend and could have an adverse effect on our business. In 2019, 2018 and 2017, the majority of our customers chose our solar service offerings as opposed to buying a solar energy system outright. Our financial model is impacted by the volume of customers who choose our solar service offerings, and an increase in the number of customers who choose to purchase solar energy systems (whether for cash or through third-party financing) may harm our business and financial results.

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

The majority of the Vivint Solar business is conducted using the direct-to-home sales channel.

Historically, the Vivint Solar business’ primary sales channel has been a direct-to-home sales model. We are vulnerable to changes in laws and regulations related to direct sales and marketing that could impose additional limitations on unsolicited residential sales calls and may impose additional restrictions such as adjustments to our marketing materials and direct-selling processes, and new training for personnel. If additional laws and regulations affecting direct sales and marketing are passed in the markets in which we operate, it would take time to train our sales professionals to comply with such laws, and we may be exposed to fines or other penalties for violations of such laws. If we fail to compete effectively through our direct-selling efforts, our financial condition, results of operations and growth prospects could be adversely affected.

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

In addition, our supply chain and operations (or those of our partners) could be subject to events beyond our control, such as earthquakes, wildfires, flooding, hurricanes, tsunamis, typhoons, volcanic eruptions, droughts, tornadoes, the effects of climate change and related extreme weather, public health issues and pandemics, war, terrorism, government restrictions or limitations on trade, and geo-political unrest and uncertainties. For example, the COVID-19 pandemic is having an unprecedented impact on the U.S. economy and on our business, and the extent to which the COVID-19 pandemic may impact our supply chain and operations is uncertain. The extent of the impact of the COVID-19 pandemic on our business and operations will depend on several factors, such as the duration, severity, and geographic spread of the outbreak and the extent of travel restrictions and business closures imposed in China, the United States, and other countries.

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

If our solar service offerings, including our racking systems, photovoltaic modules, batteries, inverters, or other products, injured someone, we would be exposed to product liability claims. Because solar energy systems and many of our other current and anticipated products are electricity-producing devices, it is possible that customers or their property could be injured or damaged by our products, whether by product malfunctions, defects, improper installation or other causes. We rely on third-party manufacturing warranties, warranties provided by our solar partners and our general liability insurance to cover product liability claims and have not obtained separate product liability insurance. Our solar systems, including our photovoltaic modules, batteries, inverters, and other products, may also be subject to recalls due to product malfunctions or defects. Any product liability claim we face could be expensive to defend and divert management’s attention. The successful assertion of product liability claims against us could result in potentially significant monetary damages that could require us to make significant payments, as well as subject us to adverse publicity, damage our reputation and competitive position and adversely affect sales of our systems and other products. In addition, product liability claims, injuries, defects or other problems experienced by other companies in the residential solar industry could lead to unfavorable market conditions to the industry as a whole, and may have an adverse effect on our ability to attract customers, thus affecting our growth and financial performance.

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

We have in the past and may in the future, acquire companies, Project pipelines, Projects, SRECs, products, or technologies or enter into joint ventures or other strategic transactions. For example, we completed the acquisition of Vivint Solar, Inc. on October 8, 2020. We may not realize the anticipated benefits of past or future investments, strategic transactions, or acquisitions, and these transactions involve numerous risks that are not within our control. These risks include the following, among others:

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

Our future growth depends on our ability to continue to develop and maintain our proprietary technology that supports our solar service offerings, including our design and proposal software, BrightPath. In addition, we rely, and expect to continue to rely, on licensing agreements with certain third parties for aerial images that allow us to efficiently and effectively analyze a customer’s rooftop for solar energy system specifications. In the event that our current or future products require features that we have not developed or licensed, or we lose the benefit of an existing license, we will be required to develop or obtain such technology through purchase, license or other arrangements. If the required technology is not available on commercially reasonable terms, or at all, we may incur additional expenses in an effort to internally develop the required technology. In addition, our BrightPath software was developed, in part, with U.S. federal government funding. When new technologies are developed with U.S. government funding, the government obtains certain rights in any resulting patents, including a nonexclusive license authorizing the government to use the invention for non-commercial purposes. These rights may permit the government to disclose certain confidential information related to BrightPath to third parties and to exercise “march-in” rights to use or allow third parties to use our patented technology. We are also subject to certain reporting and other obligations to the U.S. government in connection with funding for BrightPath. If we are unable to maintain our existing proprietary technology, our ability to attract and retain solar partners could be impaired, our competitive position could be harmed and our revenue could be reduced.

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

Our business involves transactions with customers. We and our solar partners must comply with numerous federal, state and local laws and regulations that govern matters relating to our interactions with customers, including those pertaining to privacy and data security, consumer financial and credit transactions, home improvement contracts, warranties and direct-to-home solicitation, along with certain rules and regulations specific to the marketing and sale of residential solar products and services. These laws and regulations are dynamic and subject to potentially differing interpretations, and various federal, state and local legislative and regulatory bodies may expand current laws or regulations, or enact new laws and regulations, regarding these matters. Changes in these laws or regulations or their interpretation could dramatically affect how we do business, acquire customers, and manage and use information we collect from and about current and prospective customers and the costs associated therewith. We strive to comply with all applicable laws and regulations relating to our interactions with residential customers. It is possible, however, that these requirements may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules or our practices. Noncompliance with any such laws or regulations, or the perception that we or our solar partners have violated such laws or regulations or engaged in deceptive practices that could result in a violation, could also expose us to claims, proceedings, litigation and investigations by private parties and regulatory authorities, as well as substantial fines and negative publicity, each of which may materially and adversely affect our business. We have incurred, and will continue to incur, significant expenses to comply with such laws and regulations, and increased regulation of matters relating to our interactions with residential customers could require us to modify our operations and incur significant additional expenses, which could have an adverse effect on our business, financial condition and results of operations.

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

Our Customer Agreements are typically for 20 or 25 years and require the customer to make monthly payments to us. Accordingly, we are subject to the credit risk of customers. As of September 30, 2020, the average FICO score of our customers under Customer Agreement with a monthly payment schedule remained at or above 740, which is generally categorized as a "Very Good" credit profile by the Fair Isaac Corporation. However, this may decline to the extent FICO score requirements under future investment funds are relaxed. While customer defaults have been immaterial to date, we expect that the risk of customer defaults may increase as we grow our business. Due to the immaterial amount of customer defaults to date, our reserve for this exposure is minimal, and our future exposure may exceed the amount of such reserves. If we experience increased customer credit defaults, our revenue and our ability to raise new investment funds could be adversely affected. If economic conditions worsen, certain of our customers may face liquidity concerns and may be unable to satisfy their payment obligations to us on a timely basis or at all, which could have a material adverse effect on our financial condition and results of operations.

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

As of December 31, 2019, we had U.S. federal and state net operating loss carryforwards (“NOLs”) of approximately $0.7 billion and $1.3 billion, respectively, and investment tax credits of approximately $18.9 million which begin expiring in varying amounts in 2028, 2024 and 2028, respectively, if unused. Our U.S. federal and certain state NOLs generated in tax years beginning after December 31, 2017 total approximately $0.5 billion and $0.1 billion, respectively, have indefinite carryover periods, and do not expire. Under Sections 382 and 383 of the Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change NOLs and other pre-change tax assets, such as tax credits, to offset its post- change income and taxes may be limited. In general, an “ownership change” occurs if there is a cumulative change in our ownership by “5% shareholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. Additionally, states may impose other limitations on the use of NOLs and tax credit carryforwards. For example, California has recently imposed other limitations on the use of NOLs and limited the use of certain tax credits for taxable years beginning in 2020 through 2022. Any such limitations on our ability to use our NOLs and other tax assets could adversely impact our business, financial condition and results of operations. We have performed an analysis to determine whether an ownership change under Section 382 of the Code had occurred and determined that no ownership changes were identified as of December 31, 2019.

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

Each of our executive officers, directors and each of our stockholders who beneficially own 5% or more of our outstanding common stock and their affiliates, in the aggregate, beneficially own approximately 36.3% of the outstanding shares of our common stock, based on the number of shares outstanding as of September 30, 2020. As a result, these stockholders, if acting together, will be able to influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. They may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentrated control may have the effect of delaying or preventing a change in control of our company, could deprive our stockholders of an opportunity to receive a premium for their capital stock and might ultimately affect the market price of our common stock.

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

In addition, certain of our stockholders, including certain stockholders who received shares as a result of our acquisition of Vivint Solar, have registration rights that would require us to register shares of our capital stock owned by them for public sale in the United States. We have also filed a registration statement to register shares of our common stock reserved for future issuance under our equity compensation plans. Subject to the satisfaction of applicable exercise periods and applicable volume and restrictions that apply to affiliates, the shares of our common stock issued upon exercise of outstanding options will become available for immediate resale in the public market upon issuance.

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

We may issue additional equity securities to raise capital, make acquisitions or for a variety of other purposes. For example, we recently completed the acquisition of Vivint Solar, in which we issued 0.55 shares of our common stock for each share of Vivint Solar common stock owned prior to the acquisition, resulting in dilution to Sunrun stockholders. Additional issuances of our stock may be made pursuant to the exercise or conversion of new or existing convertible debt securities, warrants, stock options or other equity incentive awards to new and existing service providers. Any such issuances will result in dilution to existing holders of our stock. We rely on equity-based compensation as an important tool in recruiting and retaining employees. The amount of dilution due to equity-based compensation of our employees and other additional issuances could be substantial.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sales of Equity Securities
On July 29, 2020, we entered into a Subscription Agreement (the “Subscription Agreement”) with SK E&S Co., Ltd. (“SK E&S”), a corporation organized under the laws of the Republic of Korea, to issue and sell an aggregate of 2,074,688 shares of our common stock, par value $0.0001 per share (the “Shares”), at a price per share of $36.15, for a purchase price of approximately $75.0 million. Our sale and issuance of the shares to SK E&S occurred on August 12, 2020. The Shares were issued and sold pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended, provided by Regulation S.
Issuer Purchases of Equity Securities
None.

Item 5. OTHER INFORMATION
None.

Item 6. EXHIBITS
The documents listed in the Exhibit Index of this Quarterly Report on Form 10-Q are incorporated by reference or are filed with this Quarterly Report on Form 10-Q, in each case as indicated therein (numbered in accordance with Item 601 of Regulation S-K).

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

2.1§	Agreement and Plan of Merger, dated as of July 6, 2020, by and among Sunrun Inc., Viking Merger Sub, Inc., and Vivint Solar, Inc.	8-K	001-37511	2.1	7/10/2020

3.1	Amendment to Amended and Restated Bylaws	8-K	001-37511	3.1	7/10/2020

10.1	Vivint Solar Support Agreement, dated as of July 6, 2020, by and among Sunrun Inc. and 313 Acquisition LLC	8-K	001-37511	10.1	7/10/2020

10.2	Sunrun Support Agreement dated as of July 6, 2020, by and between Sunrun Inc., Tiger Global Investments, L.P. and Tiger Global Long Opportunities Master Fund, L.P.	8-K	001-37511	10.2	7/10/2020

10.3	Registration Rights Agreement dated as of July 6, 2020, by and among Sunrun Inc., 313 Acquisition LLC, Blackstone VNT Co-Invest L.P., Blackstone Capital Partners VI L.P., Blackstone Family Investment Partnership VI-ESC L.P., Blackstone Family Investment Partnership VI L.P., Summit Partners Growth Equity Fund VIII-A, L.P., Summit Partners Growth Equity Fund VIII-B, L.P., Summit Investors I, LLC, Summit Investors I (UK), L.P. and Todd R. Pedersen	8-K	001-37511	10.3	7/10/2020

10.4	Subscription Agreement, dated July 29, 2020, between Sunrun Inc. and SK E&S Co., Ltd.	8-K	001-37511	10.1	7/30/2020

10.5	Support Agreement, dated as of August 17, 2020, by and between Sunrun Inc. and Coatue US 24 LLC	8-K	001-37511	10.1	8/18/2020

10.6	Lock-Up Agreement, dated as of August 17, 2020, by and between Sunrun Inc. and Coatue US 24 LLC	8-K	001-37511	10.2	8/18/2020

10.7	Support Agreement Amendment, dated as of August 17, 2020, by and between Sunrun Inc. and 313 Acquisition LLC	8-K	001-37511	10.3	8/18/2020

10.8¥
Amendment No. 1 to the Amended and Restated Credit Agreement among the Company, AEE Solar, Inc., Sunrun South LLC, Sunrun Installation Services Inc., Clean Energy Experts, LLC, KeyBank National Association (as administrative agent and as lender), Silicon Valley Bank (as collateral agent and as lender), and each of the additional lenders identified on the signature pages thereto, dated as of July 28, 2020

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

SUNRUN INC.

Date: November 5, 2020	By:	/s/ Lynn Jurich
Lynn Jurich
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Tom vonReichbauer
Tom vonReichbauer
Chief Financial Officer
(Principal Financial Officer)