Form 10-K
period 2020-12-31
Sunrun Inc.
filed 2021-02-25
CIK 1469367

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes ☒    No  ☐
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.     Yes  ☐    No  ☒
Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒    No ☐
Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).     Yes  ☒    No  ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definition of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.       ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The Nasdaq Stock Market on, June 30, 2020 was approximately $2.3 billion.
As of February 22, 2021, the number of shares of the registrant’s common stock outstanding was 202,583,673.
Portions of the information called for by Part III of this Form 10-K is hereby incorporated by reference from the definitive Proxy Statements for our annual meeting of stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2020.

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
•the expected benefits and potential value created by the merger with Vivint Solar, Inc. ("Vivint Solar") for our stockholders, including the ownership percentage of our stockholders in the combined organization immediately following the consummation of the merger;
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

SELECTED RISKS AFFECTING OUR BUSINESS

Investing in our common stock involves numerous risks, including the risks described in “Part I, Item 1A. Risk Factors”, of this Annual Report on Form 10-K. Below are some of these risks, any one of which could materially adversely affect our business, financial condition, results of operations and prospects.

Selected Risks Related to the Impacts of COVID-19

•The COVID-19 pandemic has had and could continue to have an adverse impact on our business, operations and the markets and communities in which we operate. Efforts to mitigate or contain the pandemic and the resulting weakened economic conditions may disrupt and adversely affect our business.

Selected Risks Related to the Solar Industry

•The solar energy industry is an emerging market which is constantly evolving and may not develop to the size or at the rate we expect.
•We have historically benefited from declining costs in our industry, and our business and financial results may be harmed not only as a result of any increases in costs associated with our solar service offerings but also any failure of these costs to continue to decline as we currently expect. If we do not reduce our cost structure in the future, our ability to continue to be profitable may be impaired.
•We face competition from traditional energy companies as well as solar and other renewable energy companies.

Selected Risks Related to Our Operating Structure and Financing Activities

•We need to raise capital to finance the continued growth of our operations and solar service business. If capital is not available to us on acceptable terms, as and when needed, our business and prospects would be materially and adversely impacted. In addition, our business is affected by general economic conditions and related uncertainties affecting markets in which we operate. Volatility in current economic conditions could adversely impact our business, including our ability to raise financing.
•Rising interest rates would adversely impact our business.
•We expect to incur substantially more debt in the future, which could intensify the risks to our business.

Selected Risks Related to Regulation and Policy

•We rely on net metering and related policies to offer competitive pricing to customers in all of our current markets, and changes to such policies may significantly reduce demand for electricity from our solar service offerings.
•Electric utility statutes and regulations and changes to such statutes or regulations may present technical, regulatory and economic barriers to the purchase and use of our solar service offerings that may significantly reduce demand for such offerings.
•Regulations and policies related to rate design could deter potential customers from purchasing our solar service offerings, reduce the value of the electricity our systems produce, and reduce any savings that our customers could realize from our solar service offerings.

Selected Risks Related to Our Business Operations

•Our growth depends in part on the success of our relationships with third parties, including our solar partners.
•We and our solar partners depend on a limited number of suppliers of solar panels, batteries, and other system components to adequately meet anticipated demand for our solar service offerings. Any shortage, delay or component price change from these suppliers, or the acquisition of any of these suppliers by a competitor, could result in sales and installation delays, cancellations and loss of market share.

•We may not realize the anticipated benefits of past or future investments, strategic transactions, or acquisitions, and integration of these acquisitions may disrupt our business and our management.
•Our results of operations may fluctuate from quarter to quarter, which could make our future performance difficult to predict and could cause our results of operations for a particular period to fall below expectations, resulting in a decline in the price of our common stock.
•Our actual financial results may differ materially from any guidance we may publish from time to time.

Selected Risks Related to Taxes and Accounting

•Our ability to provide our solar service offerings to customers on an economically viable basis depends in part on our ability to finance these systems with fund investors who seek particular tax and other benefits.
•If the Internal Revenue Service makes determinations that the fair market value of our solar energy systems is materially lower than what we have claimed, we may have to pay significant amounts to our fund investors, and our business, financial condition and prospects may be materially and adversely affected.
•Our business currently depends on the availability of utility rebates, tax credits and other benefits, tax exemptions and other financial incentives. The expiration, elimination or reduction of these benefits, rebates, or incentives could adversely impact our business.

If we are unable to adequately address these and other risks we face, our business may be harmed.

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

On October 8, 2020, we completed the acquisition of Vivint Solar, Inc. ("Vivint Solar") a leading full-service residential solar provider in the United States, at an estimated purchase price of $5.0 billion, pursuant to an Agreement and Plan of Merger, dated as of July 6, 2020, by and among Sunrun, Vivint Solar and Viking Merger Sub, Inc., a Delaware corporation and direct wholly owned subsidiary of the Company (“Merger Sub”). Further information about the acquisition of Vivint Solar can be found in Note 3, Acquisitions to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

    We are engaged in the design, development, installation, sale, ownership and maintenance of residential solar energy systems (“Projects”) in the United States. We provide clean, solar energy typically at savings compared to traditional utility energy. Our primary customers are residential homeowners. We also offer battery storage along with solar energy systems to our customers in select markets and sell our services to certain commercial developers through our multi-family and new homes offerings. After inventing the residential solar service model and recognizing its enormous market potential, we have built the infrastructure and capabilities necessary to rapidly acquire and serve customers in a low-cost and scalable manner. Today, our scalable operating platform provides us with a number of unique advantages. First, we are able to drive distribution by marketing our solar service offerings through multiple channels, including our diverse partner network and direct-to-consumer operations. This multi-channel model supports broad sales and installation capabilities, which together allow us to achieve capital-efficient growth. Second, we are able to provide differentiated solutions to our customers that, combined with a great customer experience, we believe will drive meaningful margin advantages for us over the long term as we strive to create the industry’s most valuable and satisfied customer base.

Our core solar service offerings are provided through our lease and power purchase agreements, which we refer to as our “Customer Agreements” and which provide customers with simple, predictable pricing for solar energy that is insulated from rising retail electricity prices. While customers have the option to purchase a solar energy system outright from us, most of our customers choose to buy solar as a service from us through our Customer Agreements without the significant upfront investment of purchasing a solar energy system. With our solar service offerings, we install solar energy systems on our customers’ homes and provide them the solar power produced by those systems for typically a 20- or 25-year initial term. In addition, we monitor, maintain and insure the system during the term of the contract. In exchange, we receive predictable cash flows from high credit quality customers and qualify for tax and other benefits. We finance portions of these tax benefits and cash flows through tax equity, non-recourse debt and project equity structures in order to fund our upfront costs, overhead and growth investments. We develop valuable customer relationships that can extend beyond this initial contract term and provide us an opportunity to offer additional services in the future, such as our home battery storage service. Since our founding, we have continued to invest in a platform of services and tools to enable large scale operations for us and our partner network, and these partners include solar integrators, sales partners, installation partners and other strategic partners. The platform includes processes and software, as well as fulfillment and acquisition of marketing leads. We believe our platform empowers new market entrants and smaller industry participants to profitably serve our large and underpenetrated market without making the significant investments in technology and infrastructure required to compete effectively against established industry players. Our platform provides the support for our multi-channel model, which drives broad customer reach and capital-efficient growth.

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

We have experienced substantial growth in our business and operations since our inception in 2007, as well as through our acquisition of Vivint Solar on October 8, 2020. As of December 31, 2020, we operated the largest fleet of residential solar energy systems in the United States. We have a Networked Solar Energy Capacity of 3,885 Megawatts as of December 31, 2020, which represents the aggregate megawatt production capacity of our solar energy systems that have been recognized as deployments, from the company’s inception through the measurement date. Our Gross Earning Assets as of December 31, 2020 were approximately $7.8 billion. Please see the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Key Operating Metrics” for more details on how we calculate Networked Solar Energy Capacity and Gross Earning Assets.

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
Solar Partnerships
We contract with diverse solar organizations that act as either exclusive or non-exclusive (depending on the terms of their contract with us) distributors of our solar service offerings and subcontractors for the installation of the related solar energy systems. Because of our commitment to these solar organizations and our vested interest in their success, we refer to them as our “solar partners,” although the actual legal relationship is that of an independent contractor. Our solar partners include:
•Solar integrators: trained and trusted partners who originate customers for our solar service offerings and procure and install the solar energy systems on our customers’ homes on our behalf as our subcontractors. Partnerships with solar integrators allow us to expand our brand, quickly enter new markets and drive capital-efficient growth. We compensate our solar integrators on a per solar energy system basis for generating Customer Agreements and the installation work they perform for us.
•Sales partners: sales and lead generation partners who provide us with high-quality leads and customers at competitive prices. We compensate our sales partners on a per customer basis for the sales and lead generation services they perform for us. All contracts are between the customer and us, based on a price set by us.
•Installation partners: trusted installation partners who procure and install a subset of our solar energy systems as our subcontractors and allow us to more efficiently deploy a mix of in-house and outsourced installation capabilities. We compensate our installation partners on a per solar energy system basis for the procurement of materials and installation work they perform for us. Installation partners are solely our subcontractors and do not enter into any agreements with our customers.

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
Customer Agreements
Since we were founded in 2007, we have been providing solar energy to residential customers at prices typically below utility rates through a variety of offerings, most commonly through our leases and power purchase agreements which we refer to as our “Customer Agreements.” Under our Customer Agreements, customers have the right to use and consume all electricity produced by the solar energy system on a continuous basis. Most Customer Agreements, other than those billed based on generation, entitle the customer to a refund for underproduction below a guaranteed amount, which we refer to as our "performance guarantee." Either directly or through a solar partner, we construct a solar energy system on a customer’s home which generates electricity at set prices through Customer Agreements which typically have an initial term of 20 or 25 years. Rates for both forms of our Customer Agreements can be fixed for the duration of the contract or escalated at a pre-determined percentage annually. Upon installation, a system is interconnected to the local utility grid. The home’s energy usage is provided by the solar energy system with any additional energy needs provided by the local utility. Any excess solar energy, including amounts in excess of battery storage, that is not immediately used by our customers is exported to the utility grid using a bi-directional utility net meter, and the customer generally receives a credit for this excess power from their utility to offset future usage of utility-generated energy.
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

If a customer sells his or her home, the customer has the right to purchase the system or assign the Customer Agreement to the new homeowner, provided the new homeowner meets our credit requirements and agrees to be bound by the terms and conditions of the Customer Agreement. In connection with this service transfer, the customer may prepay all or a portion of the remaining payments due under the Customer Agreement to lower or eliminate the monthly rate to be paid by the new homeowner. If the customer fails to purchase the system or assign the Customer Agreement to a new homeowner, we may negotiate directly with the new homeowner to transfer the Customer Agreement (at times on modified terms) and/or look to the original customer to pay all remaining payments due. We have completed thousands of service transfers and, from inception through December 31, 2020, the aggregate expected net present value of the Customer Agreements once assigned represented approximately 100% of what it was prior to assignment.
Sales and Marketing
We sell our solar energy offerings through a scalable sales organization using both a direct-to-consumer approach across online, retail, mass media, digital media, canvassing, field marketing and referral channels as well as our diverse partner network. We sell to customers over the phone, online, in the field through canvassing and in-home sales and through our strategic retail sales partnerships. We also partner with sales-only organizations that focus on direct-to-consumer marketing and sales on our behalf, typically with a Sunrun-branded offering at point of sale, which further increases our brand and reach. We also generate sales volume through customer referrals. Customer referrals increase in relation to our penetration in a market and shortly after market entry become an increasingly effective way to market our solar energy systems. We believe that a customized, customer-focused selling process is important before, during and after the sale of our solar services to maximize our sales success and customer experience.
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
Supply Chain
We purchase equipment, including solar panels, inverters and batteries from a limited number of manufacturers and suppliers. If we fail to maintain or expand our relationships with these suppliers and manufacturers, or if one or more that we rely upon to meet anticipated demand reduces or ceases production, it may be difficult to quickly identify and qualify alternatives on acceptable terms. In addition, equipment prices may increase in the coming years, or not decrease at the rates we historically have experienced, due to tariffs or other factors. As discussed in Item 1A. Risk Factors---"We have historically benefited from declining costs in our industry, and our business and financial results may be harmed not only as a result of any increases in costs associated with our solar service offerings but also any failure of these costs to continue to decline as we currently expect. If we do not reduce our cost structure in the future, our ability to continue to be profitable may be impaired.”--tariffs on both solar modules and inverters were imposed beginning in 2018. While these tariffs have not had a material negative impact on our business, we believe the tariffs were a contributing factor to smaller decreases to equipment costs than we would have otherwise experienced in 2020.
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

We also compete with companies that are not regulated like traditional utilities but that have access to the traditional utility electricity transmission and distribution infrastructure pursuant to state and local pro-competitive and consumer choice policies and with solar companies with business models that are similar to ours. Some customers might choose to subscribe to a community solar project or renewable subscriber program with these companies or their utilities, instead of installing a solar energy system on their home, which could affect our sales. Additionally, some utilities offer generation portfolios that are increasingly renewable in nature. We believe that we compete favorably with these companies based on our unique multi-channel approach and differentiated customer experience.
We also face competition from purely finance-driven organizations that acquire customers and then subcontract out the installation of solar energy systems, from installation businesses that seek financing from external parties, from large construction companies and utilities and from sophisticated electrical and roofing companies.
Intellectual Property
As of December 31, 2020, we had 42 issued patents and 16 filed patent applications in the United States and foreign jurisdictions relating to a variety of aspects of our solar solutions. Our issued U.S. patents will expire 20 years from their respective filing dates, with the earliest expiring in 2029. We intend to file additional patent applications as we continue to innovate through our research and development efforts.
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
Government Incentives
Federal, state and local government bodies provide incentives to owners, distributors, system integrators and manufacturers of solar energy systems to promote solar energy in the form of rebates, tax credits, payments for renewable energy credits associated with renewable energy generation and exclusion of solar energy systems from property tax assessments. These incentives enable us to lower the price we charge customers for energy from, and to lease, our solar energy systems, helping to catalyze customer acceptance of solar energy as an alternative to utility-provided power. In addition, for some investors, the acceleration of depreciation creates a valuable tax benefit that reduces the overall cost of the solar energy system and increases the return on investment.

    The federal government currently offers an investment tax credit (“Commercial ITC”) under Section 48(a) of the Internal Revenue Code of 1986, as amended (the “Code”), for the installation of certain solar power facilities owned for business purposes. If construction on the facility began before January 1, 2020, the amount of the Commercial ITC available is 30%, if construction began during 2020, 2021, or 2022 the amount of the Commercial ITC available is 26%, and if construction begins during 2023 the amount of the Commercial ITC available is 22%. The Commercial ITC steps down to 10% if construction of the facility begins after December 31, 2023 or if the facility is not placed in service before January 1, 2026. The depreciable basis of a solar facility is also reduced by 50% of the amount of any Commercial ITC claimed. The Internal Revenue Service (the “IRS”) provided taxpayers guidance in Notice 2018-59 for determining when construction has begun on a solar facility. This guidance is relevant for any facilities which we seek to deploy in future years but take advantage of a higher tax credit rate available for an earlier year. For example, we have sought to avail ourselves of the methods set forth in the guidance to retain the 30% Commercial ITC that was available prior to January 1, 2020 by incurring certain costs and taking title to equipment in 2019 or early 2020 and/or by performing physical work on components that will be installed in solar facilities. From and after 2023, we may seek to avail ourselves of the 26% credit rate by using these methods to establish the beginning of construction in 2020, 2021, or 2022 and we may plan to similarly further utilize the program in future years if the Commercial ITC step down continues.
More than half of the states, and many local jurisdictions, have established property tax incentives for renewable energy systems that include exemptions, exclusions, abatements and credits. Many states also have adopted procurement requirements for renewable energy, and in 2018 the California Energy Commission and California Building Standards Commission approved a standard for newly constructed single-family and multifamily residences up to three stories tall to be solar-powered beginning in 2020. Approximately thirty states and the District of Columbia have adopted a renewable portfolio standard (and approximately eight other states have some voluntary goal) that requires regulated utilities to procure a specified percentage of total electricity delivered in the state from eligible renewable energy sources, such as solar energy systems, by a specified date. To prove compliance with such mandates, utilities must surrender solar renewable energy credits (“SRECs”) to the applicable authority. Solar energy system owners such as our investment funds often are able to sell SRECs to utilities directly or in SREC markets.

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
Human Capital Management
We believe Sunrun’s employees are our core differentiators, embodying Sunrun values and a culture of conscious leadership, coming together to do their best work every day to enable our vision of a "planet run by the sun”.
At Sunrun, the foundation of all our talent programs and initiatives is fostering a culture of inclusive, connected and innovative teams. In 2020, we focused on building a shared identity and strengthening our culture of belonging, especially as we managed the integration of Vivint Solar and the challenges of COVID-19.

Conscious Leadership. To build a culture of inclusive leadership and develop our leaders, we recently launched a multi-phased conscious leadership training strategy. We are undertaking a process, beginning with a multi-month training, to build stronger leaders who are passionate about developing themselves and a strong culture of thoughtful leadership throughout the Company.

Diversity, Inclusion and Belonging. We believe that having a diverse workforce and an inclusive workplace better positions us to respond to the unique needs of our customers. We strengthened our efforts by hiring a new Head of Diversity, a new Head of Talent Management, and formed six Employee Resource Groups (ERGs) that have grown to a membership of over 800 employees as of December 31, 2020. These ERGs promote connection and communication among our employees, assist in the development and facilitation of programming that supports personal and professional development while also supporting the company’s objectives. Annually, as part of our larger impact report on environment, sustainability and governance, we share details on our strategies, focus areas, outcomes achieved and workforce demographics.

Human Capital. As of December 31, 2020, we had approximately 8,500 full-time employees, inclusive of our active direct-to-home salesforce. Our front-line sales and installation teams are 86% of our total workforce. We also engage independent contractors and consultants. None of our employees are covered by collective bargaining agreements. We have not experienced any work stoppages.

Supporting Our Employees through COVID-19. In response to COVID-19, we have established remote working arrangements, including work-from-home for certain employees and provided safety policies and protocols for our employees working in the field. Our management team has also implemented processes that facilitate frequent virtual interaction between individual employees and employee groups. Our cross functional task-force continues to monitor and recommend steps to help employees and our customers safely interact.
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

Risks Related to the Impacts of COVID-19

The COVID-19 pandemic has had and could continue to have an adverse impact on our business, operations, and the markets and communities in which we operate. Efforts to mitigate or contain the pandemic and the resulting weakened economic conditions may disrupt and adversely affect our business.

The COVID-19 pandemic is having an unprecedented impact on the U.S. economy and has impacted our business and created significant uncertainties for our industry and the economy in general. As COVID-19 continues to spread and impact the country, effects such as the widespread growth in infections, travel restrictions, quarantines, return-to-work restrictions, government regulations, and site closures have impacted and may continue to impact our ability to staff sales and operations centers and install and maintain solar energy systems in the field, as well as direct-to-home sales activities of our Vivint Solar business. The mutation of different strains of the COVID-19 virus, potentially varying in degree of transmissibility and lethality, present further uncertainty, as does the timing, distribution, and efficacy of the COVID-19 vaccines.

Due to these impacts and uncertainties, we have run multiple scenarios to stress test our business and operations to evaluate the impact of significant reductions in demand, and restraints or regulations limiting our ability to sell and/or install our products in some or all jurisdictions in which we operate. Given these developments and mitigation measures that restrict certain paths to market our services, we have accelerated our transition to a more digital sales-focused model and reduced the size of certain parts of our workforce, particularly in our retail sales channels. We believe that the actions we have taken, and may continue to take in the future, to address these impacts will better position our company to manage these risks; however, we cannot ensure that the steps we have taken will be successful, and such steps may also disrupt our operations, impede our productivity, or otherwise be ineffective in a rapidly changing environment.

We are further responding by taking steps to mitigate the potential risks to us posed by the spread of COVID-19. For example, we have taken extra precautions for our employees who work in the field and for employees who continue to work in our facilities, including implementing social distancing policies, and have implemented work-from-home policies where appropriate. We have also implemented several protocols aimed at safeguarding customers. Because we provide a critical service to our customers, we believe that we must take steps aimed at keeping our employees and customers safe and minimizing unnecessary risk of exposure to the virus. Even with the mitigation strategies we have employed, we may not be successful in limiting the spread of COVID-19 among our employees or our customers, which could damage our reputation among our employee base and among our customers and materially and adversely impact our business.

In an effort to curtail the spread of the disease, various state and local jurisdictions have adopted executive orders, shelter-in-place orders, quarantines, and similar government orders and restrictions on the operations of many businesses and industries. In many such jurisdictions, we have been deemed an essential service, allowing us to continue our installation and field service operations. However, in 2020 certain jurisdictions temporarily enacted restrictions that prevented our field sales and installations, and it is possible that other jurisdictions could enact similar restrictions or curtail the scope of currently permitted operations. Following our acquisition of Vivint Solar, the impact of these and any additional restrictive orders could have an additional material adverse impact on our business given the importance of the direct-to-home sales model used by Vivint Solar.

The COVID-19 pandemic has also led to significant volatility in global financial markets, which could negatively affect our cost of and access to capital and could have an adverse impact on customer demand and the financial health and credit risk associated with our customers. Future disruptions or instability in capital markets could also negatively impact our ability to raise capital from third parties, such as tax equity partners, to grow our business. In addition, a recession or market correction resulting from the COVID-19 pandemic could adversely affect our business and the value of our common stock. The full economic impact of the pandemic and resulting restrictive governmental orders is still not known. Our customers may face reduced income, unemployment or increased medical bills as a result of the pandemic, which could negatively impact their ability to pay for our services and may cause potential new customers to delay or choose not to engage in a dialogue with us about our services, which may materially and adversely impact our business.

While COVID-19 has not significantly impacted our supply chain to date, we continue to monitor the situation closely and are working closely with our solar partners and suppliers to develop contingency plans for potential operations and supply chain interruptions.

The global COVID-19 pandemic continues to rapidly evolve. The ultimate impact of the pandemic is highly uncertain and subject to change. We do not yet know the full extent of potential delays or impacts on our business, operations or the global economy as a whole. However, these effects could have a material impact on our operations. We will continue to monitor developments affecting our workforce, our customers, and our business operations generally and will take additional actions that we determine are necessary in order to mitigate the impacts, however, any steps we take may be inadequate and, as a result, our business may be harmed.

Risks Related to the Solar Industry

The solar energy industry is an emerging market which is constantly evolving and may not develop to the size or at the rate we expect.

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

Solar energy has yet to achieve broad market acceptance and depends in part on continued support in the form of rebates, tax credits, and other incentives from federal, state and local governments. If this support diminishes materially, our ability to obtain external financing on acceptable terms, or at all, could be materially adversely affected. These types of funding limitations could lead to inadequate financing support for the anticipated growth in our business. Furthermore, growth in residential solar energy depends in part on macroeconomic conditions, retail prices of electricity and customer preferences, each of which can change quickly. Declining macroeconomic conditions, including in the job markets and residential real estate markets, could contribute to instability and uncertainty among customers and impact their financial wherewithal, credit scores or interest in entering into long-term contracts, even if such contracts would generate immediate and long-term savings.

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

Declining costs related to raw materials, manufacturing and the sale and installation of our solar service offerings have been a key driver in the pricing of our solar service offerings and, more broadly, customer adoption of solar energy. While historically the prices of solar panels and raw materials have declined, the cost of solar panels and raw materials could increase in the future, and such products’ availability could decrease, due to a variety of factors, including restrictions stemming from the COVID-19 pandemic, tariffs and trade barriers, export regulations, regulatory or contractual limitations, industry market requirements, and changes in technology and industry standards.

For example, we and our solar partners purchased a significant portion of the solar panels used in our solar service offerings from overseas manufacturers. In January 2018, in response to a petition filed under Section 201 of the Trade Act of 1974, President Trump imposed four-year tariffs on imported solar modules and imported solar cells not assembled into other products (the “Section 201 Module Tariffs”) that apply to all imports above a 2.5 gigawatts (GW) annual threshold. The Section 201 Module Tariffs were 30% in 2018 and stepped down by 5% annually in the second, third and fourth years. In October 2020, President Trump issued a proclamation increasing the tariff from 15% to 18% for 2021, the final year under the original Sec. 201 proclamation imposing the tariffs. Additionally, President Trump authorized the U.S. Trade Representative (USTR) to file a petition to extend the Sec. 201 tariffs, a decision on which could be made in the coming months.

The United States and China each imposed additional new tariffs in 2018 on various products imported from the other country. These include an additional 25% tariff on solar panels and cells that are manufactured in China and a tariff on inverters, certain batteries and other electrical equipment initially set at 10%. In May 2019, the 10% tariff was increased to 25%, and the Trump administration threatened additional incremental increases. The United States also has, from time to time, announced potential tariffs on goods imported from other countries. We cannot predict what actions may ultimately be taken with respect to tariffs or trade relations between the United States and other countries, what products may be subject to such actions, or what actions may be taken by the other countries in retaliation. The tariffs described above, the adoption and expansion of trade restrictions, the occurrence of a trade war, or other governmental action related to tariffs, trade agreements or related policies have the potential to adversely impact our supply chain and access to equipment, our costs and ability to economically serve certain markets. Any such cost increases or decreases in availability could slow our growth and cause our financial results and operational metrics to suffer. We cannot predict whether and to what extent U.S. trade policies will change under the Biden administration and cannot ensure that additional tariffs or other restrictive measures will not continue or increase.

Other factors may also impact costs, such as our choice to make significant investments to drive growth in the future.

We face competition from traditional energy companies as well as solar and other renewable energy companies.

The solar energy industry is highly competitive and continually evolving as participants strive to distinguish themselves within their markets and compete with large utilities. We believe that our primary competitors are the established utilities that supply energy to homeowners by traditional means. We compete with these utilities primarily based on price, predictability of price, and the ease by which homeowners can switch to electricity generated by our solar service offerings. If we cannot offer compelling value to customers based on these factors, then our business and revenue will not grow. Utilities generally have substantially greater financial, technical, operational and other resources than we do. As a result of their greater size, utilities may be able to devote more resources to the research, development, promotion and sale of their products or respond more quickly to evolving industry standards and changes in market conditions than we can. Furthermore, these competitors are able to devote substantially more resources and funding to regulatory and lobbying efforts.

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

As the solar industry grows and evolves, we will continue to face existing competitors as well as new competitors who are not currently in the market (including those resulting from the consolidation of existing competitors) that achieve significant developments in alternative technologies or new products such as storage solutions, loan products, or other programs related to third-party ownership. Our failure to adapt to changing market conditions, to compete successfully with existing or new competitors and to adopt new or enhanced technologies could limit our growth and have a material adverse effect on our business and prospects.

A material drop in the retail price of utility-generated electricity or electricity from other sources would harm our business, financial condition, and results of operations.

A customer’s decision to buy solar energy from us is impacted by a desire to lower electricity costs. Decreases in the retail prices of electricity from utilities or other energy sources would harm our ability to offer competitive pricing and could harm our business. The price of electricity from utilities could decrease as a result of:

•the construction of a significant number of new power generation plants, including nuclear, coal, natural gas or renewable energy technologies;

•the construction of additional electric transmission and distribution lines;

•a reduction in the price of natural gas or other natural resources;

•energy conservation technologies and public initiatives to reduce electricity consumption;

•development of new energy technologies that provide less expensive energy, including storage; and

•utility rate adjustments and customer class cost reallocation.

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

The energy produced and revenue and cash flows generated by a solar energy system depend on suitable solar and weather conditions, both of which are beyond our control. Furthermore, components of our systems, such as panels and inverters, could be damaged by severe weather or natural catastrophes, such as hailstorms, tornadoes, fires, or earthquakes. In these circumstances, we generally would be obligated to bear the expense of repairing the damaged solar energy systems that we own. Sustained unfavorable weather or environmental conditions also could unexpectedly delay the installation of our solar energy systems, leading to increased expenses and decreased revenue and cash flows in the relevant periods. Extreme weather conditions, as well as the natural catastrophes that could result from such conditions, can severely impact our operations by delaying the installation of our systems, lowering sales, and causing a decrease in the output from our systems due to smoke or haze. Weather patterns could change, making it harder to predict the average annual amount of sunlight striking each location where our solar energy systems are installed. This could make our solar service offerings less economical overall or make individual systems less economical. Any of these events or conditions could harm our business, financial condition, and results of operations.

Climate change may have long-term impacts on our business, our industry, and the global economy.

Climate change poses a systemic threat to the global economy and will continue to do so until our society transitions to renewable energy and decarbonizes. While our core business model seeks to accelerate this transition to renewable energy, there are inherent climate-related risks to our business operations. Warming temperatures throughout the United States, and in California in particular, have contributed to extreme weather, intense drought, and increased wildfire risks. These events have the potential to disrupt our business, our third-party suppliers, and our customers, and may cause us to incur additional operational costs. For instance, natural disasters and extreme weather events associated with climate change can impact our operations by delaying the installation of our systems, leading to increased expenses and decreased revenue and cash flows in the period. They can also cause a decrease in the output from our systems due to smoke or haze. Additionally, if weather patterns significantly shift due to climate change, it may be harder to predict the average annual amount of sunlight striking each location where our solar energy systems are installed. This could make our solar service offerings less economical overall or make individual systems less economical.

Our corporate mission is to create a planet run by the sun, and we seek to mitigate these climate-related risks not only through our core business model and sustainability initiatives, but also by working with organizations who are also focused on mitigating their own climate-related risks.

Risks Related to Our Operating Structure and Financing Activities

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

In addition, our business and results of operations are materially affected by conditions in the global capital markets and the economy. A general slowdown or volatility in current economic conditions, stemming from the COVID-19 pandemic, the level of U.S. national debt, currency fluctuations, unemployment rates, the availability and cost of credit, the U.S. housing market, tariffs, trade wars, inflation levels, interest rates, energy costs, and concerns over a slowing economy or other factors, could adversely affect our business, including our ability to raise financing.

    There can be no assurance that we will be able to continue to successfully access capital in a manner that supports the growth of our business. Certain sources of capital may not be available in the future, and competition for any available funding may increase. We cannot be sure that we will be able to maintain necessary levels of funding without incurring high funding costs, unfavorable changes in the terms of funding instruments or the liquidation of certain assets. If we are unable to continue to offer a competitive investment profile, we may lose access to these funds or they may only be available on less favorable terms than those provided to our competitors or currently provided to us. If we are unable to arrange new or alternative methods of financing on favorable terms, our business, liquidity, financial condition, results of operations, and prospects could be materially and adversely affected.

Rising interest rates would adversely impact our business.

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

We and our subsidiaries expect to incur additional debt in the future, subject to the restrictions contained in our debt instruments. Some of our existing debt arrangements restrict our ability to incur additional indebtedness, including secured indebtedness, and we may be subject to similar restrictions under the terms of future debt arrangements. These restrictions could inhibit our ability to pursue our business strategies. Increases in our existing debt obligations would further heighten the debt related risk discussed above.

Furthermore, there is no assurance that we will be able to enter into new debt instruments on acceptable terms or at all. If we were unable to satisfy financial covenants and other terms under existing or new instruments, or obtain waivers or forbearance from our lenders, or if we were unable to obtain refinancing or new financings for our working capital, equipment, and other needs on acceptable terms if and when needed, our business would be adversely affected.

We may be required to make payments or contribute assets to our investors upon the occurrence of certain events, including one-time reset or true-up payments or upon the exercise of a redemption option by one of our tax equity investors.

Our investors in our tax equity investment funds typically advance capital to us based on, among other things, production capacity estimates. The models we use to calculate prepayments in connection with certain of our tax equity investment funds are updated at a fixed date occurring after placement in service of all applicable solar energy systems or an agreed upon date (typically within the first year of the applicable term) to reflect certain specified conditions, as they exist at such date including the ultimate system size of the equipment that was sold or leased to the tax equity investment fund, the cost thereof, and the date the equipment went into service. In some cases, these true-up models also incorporate any changes in law, which would include any reduction in rates (and thus any reduction in the benefits of depreciation). As a result of this true-up, applicable payments are resized, and we may be obligated to refund a portion of the tax equity investor’s prepayments or to contribute additional assets to the tax equity investment fund. In addition, certain of our tax equity fund investors have the right to require us to purchase their interests in the tax equity investment funds after a set period of time, generally at a price equal to the greater of a set purchase price or fair market value of the interests at the time of the repurchase. Any significant refunds, capital contributions, or purchases that we may be required to make could adversely affect our liquidity or financial condition.

Loan financing developments could adversely impact our business.

The third-party ownership structure, which we bring to market through our solar service offerings, continues to be the predominant form of system ownership in the residential solar market in many states. However, with the development of new loan financing products, we have seen a modest shift from leasing and power purchase arrangements to outright purchases of the solar energy system by the customer (i.e., a customer purchases the solar energy system outright instead of leasing the system or buying power from us). Continued increases in third-party loan financing products and outright purchases could result in the demand for long-term Customer Agreements to decline, which would require us to shift our product focus to respond to the market trend and could have an adverse effect on our business. In 2020, 2019, and 2018, the majority of our customers chose our solar service offerings as opposed to buying a solar energy system outright. Our financial model is impacted by the volume of customers who choose our solar service offerings, and an increase in the number of customers who choose to purchase solar energy systems (whether for cash or through third-party financing) may harm our business and financial results.

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

We have substantial amounts of debt, including our Notes, the working capital facility and the non-recourse debt facilities entered into by our subsidiaries, as discussed in more detail in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements, in each case, included in this periodic report. Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness depends on our future performance, which is subject to economic, financial, competitive, and other factors beyond our control. Our business may not continue to generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures to operate our business. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to timely repay or otherwise refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations and negatively impact our financial condition and prospects.

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

We may not have the ability to raise the funds necessary to settle conversions of the Senior Convertible Notes in cash or to repurchase the Senior Convertible Notes upon a fundamental change, and our future debt may contain limitations on our ability to pay cash upon conversion or repurchase of the Senior Convertible Notes.

Holders of the Senior Convertible Notes (the “Notes”) will have the right to require us to repurchase all or a portion of their Notes upon the occurrence of a fundamental change under the indenture, which includes certain events such as a change of control, before the maturity date at a fundamental change repurchase price equal to 100% of the principal amount of the Notes to be repurchased, plus accrued and unpaid special interest, if any. In addition, upon conversion of the Notes, unless we elect to deliver solely shares of our common stock to settle such conversion (other than paying cash in lieu of delivering any fractional share), we will be required to make cash payments in respect of the Notes being converted. However, we may not have enough available cash or be able to obtain financing at the time we are required to make repurchases of Notes surrendered therefor or pay cash for Notes being converted. In addition, our ability to repurchase the Notes or to pay cash upon conversions of the Notes may be limited by law, by regulatory authority or by agreements governing our indebtedness at the time.

Our failure to repurchase Notes at a time when the repurchase is required by the indenture governing such Notes or to pay any cash payable on future conversions of the Notes as required by the indenture would constitute a default. A default under the indenture or the fundamental change itself could also lead to a default under agreements governing our existing or future indebtedness. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and repurchase the Notes or make cash payments upon conversions thereof.

We are subject to counterparty risk with respect to the capped call transactions.

In connection with our issuance of the Notes in January 2021, we entered into privately negotiated capped call transactions (the “Capped Call transactions”) with certain financial institutions (the "option counterparties"). The option counterparties are financial institutions or affiliates of financial institutions, and we will be subject to the risk that one or more of such option counterparties may default under the Capped Call transactions. Our exposure to the credit risk of the option counterparties will not be secured by any collateral. If any option counterparty becomes subject to bankruptcy or other insolvency proceedings, with respect to such option counterparty’s obligations under the relevant Capped Call transaction, we will become an unsecured creditor in those proceedings with a claim equal to our exposure at that time under such transaction. Our exposure will depend on many factors but, generally, an increase in our exposure will be positively correlated to an increase in our common stock market price and in the volatility of the market price of our common stock. In addition, upon a default by any of the option counterparties, we may suffer adverse tax consequences and dilution with respect to our common stock. We can provide no assurance as to the financial stability or viability of any of the option counterparties.

Risks Related to Regulation and Policy

We rely on net metering and related policies to offer competitive pricing to customers in all of our current markets, and changes to such policies may significantly reduce demand for electricity from our solar service offerings.

As of December 31, 2020, a substantial majority of states have adopted net metering policies. Net metering policies are designed to allow homeowners to serve their own energy load using on-site generation. Electricity that is generated by a solar energy system and consumed on-site avoids a retail energy purchase from the applicable utility, and excess electricity that is exported back to the electric grid generates a retail credit within a homeowner’s monthly billing period. At the end of the monthly billing period, if the homeowner has generated excess electricity within that month, the homeowner typically carries forward a credit for any excess electricity to be offset against future utility energy purchases. At the end of an annual billing period or calendar year, utilities either continue to carry forward a credit, or reconcile the homeowner’s final annual or calendar year bill using different rates (including zero credit) for the exported electricity.

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

In October 2015 the Hawaii Public Utilities Commission (the “Hawaii Commission”) issued an order that eliminates net metering for all new homeowners. All existing net metering customers and customers who submitted net metering applications before October 12, 2015 are grandfathered indefinitely under the old rules. Interim tariffs currently exist in Hawaii. Permanent tariffs are currently under consideration by the Hawaii Commission, and customers on the interim tariff may be switched over to these newer tariffs. We continue to sell, build, and service systems in Hawaii. The new programs in Hawaii are more complex, which decreases certainty in the economic value proposition we provide to customers and potentially slows down market growth. Recent proposals submitted by utility companies have proposed significant changes to the marketplace, such as utility ownership/control over solar systems, which may further detrimentally impact the economic value proposition to customers and slow down market growth.

In addition, in early 2016 we ceased new installations in Nevada in response to the elimination of net metering by the Public Utilities Commission of Nevada (“PUCN”). However, in September 2016, the PUCN issued an order making customers eligible for the prior net metering rules if they had installed a solar energy system or had submitted a net metering application prior to December 31, 2015. Furthermore, in June 2017, Nevada enacted legislation, AB 405, that restores net metering at a reduced credit and guarantees new customers receive the net metering rate in effect at the time they applied for interconnection for 20 years. As another example, in December 2016, the Arizona Corporation Commission (“ACC”) issued a decision to eliminate net metering for new solar customers and replace it with a net-feed in tariff (a fixed export rate). In May 2018, Connecticut enacted legislation to end the state’s net metering program upon the conclusion of the Residential Solar Investment Program, and replace it with two yet-to-be-determined rate structures. On June 28, 2019, legislation was signed into law delaying the implementation of these programs and continuing Connecticut’s net metering program through the end of 2021. In November 2017, the Utah Public Service Commission (“Utah PSC”) approved a settlement between the solar industry and Rocky Mountain Power, the main investor-owned utility in Utah. The agreement reduced the compensation customers receive for power exported to the grid by about 10% below the retail rate. The Utah PSC then initiated a case to quantify the value of power exported from behind-the-meter solar energy systems. In December 2020, after a three-year case, the Utah PSC established a new compensation rate at roughly 45% below the average retail rate.

Some states set limits on the total percentage of a utility’s customers that can adopt net metering. For example, South Carolina had a net metering cap that was eliminated in May 2019 when South Carolina enacted the Energy Freedom Act. The new law allows for regulatory review of net metering after two years, with changes to rate design to occur in June 2021. While Sunrun and Duke Energy have reached a settlement in South Carolina, the state’s Public Service Commission has not yet approved the deal. Conversely, Dominion has filed an anti-net energy metering plan that we will oppose strongly. Illinois has a threshold that triggers a commission process to determine what valuation of solar comes after net metering rate design. New Jersey currently has no net metering cap; however, it has a threshold that triggers commission review of its net metering policy. These policies could be subject to change in the future, and other states we serve now or in the future may adopt net metering caps. If the net metering caps in these jurisdictions are reached without an extension of net metering policies, homeowners in those jurisdictions will not have access to the economic value proposition net metering provides. Our ability to sell our solar service offerings may be adversely impacted by the failure to extend existing limits to net metering or the elimination of currently existing net metering policies. The failure to adopt a net metering policy where it currently is not in place would pose a barrier to entry in those states. Additionally, the imposition of charges that only or disproportionately impact homeowners that have solar energy systems, or the introduction of rate designs mentioned above, would adversely impact our business.

California’s Public Utilities Commission (“CPUC”) has made changes to rate design for solar customers, such as adopting "time of use" rates with different electricity prices during peak and off peak hours, as well as modifications to the minimum bill for solar customers. The CPUC is revisiting its net metering policy in a proceeding that began in the third quarter of 2020 and is expected to conclude near the end of 2021 and not take effect until sometime in 2022. The California investor-owned utilities, along with other parties, are seeking to reduce the level of compensation for customer-owned generation and to impose grid access fees on solar customers. Similarly, certain California municipal utilities, which are not regulated by the CPUC and would not be governed by the CPUC's net metering policy, have also announced they plan to review their net metering policies.

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

In addition, many utilities, their trade associations, and fossil fuel interests in the country, which have significantly greater economic, technical, operational, and political resources than the residential solar industry, are currently challenging solar-related policies to reduce the competitiveness of residential solar energy. Any adverse changes in solar-related policies could have a negative impact on our business and prospects.

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

Interconnection regulations are based on claims from utilities regarding the amount of solar energy that can be connected to the grid without causing grid reliability issues or requiring significant grid upgrades. Although recent rulings from the Hawaii Utilities Commission have helped resolve some problems, historically, interconnection limits or circuit-level caps have slowed the pace of our installations in Hawaii. Similar interconnection limits could slow our future installations in Hawaii or other markets, harming our growth rate and customer satisfaction scores. Similarly, the California and Hawaii Public Utilities Commissions require the activation of some advanced inverter functionality to head off presumed grid reliability issues, which may require more expensive equipment and more oversight of the operation of the solar energy systems over time. As a result, these regulations may hamper our ability to sell our offerings in certain markets and increase our costs, adversely affecting our business, operating results, financial condition, and prospects. These advanced functions will become more commonplace as regions start to require 1547-2018 inverters, with activation of some advanced functions starting January 2022 in Maryland, Colorado and Arizona, with more to follow.

Risks Related to Our Business Operations

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

We and our solar partners depend on a limited number of suppliers of solar panels, batteries, and other system components to adequately meet anticipated demand for our solar service offerings. Any shortage, delay or component price change from these suppliers, or the acquisition of any of these suppliers by a competitor, could result in sales and installation delays, cancellations, and loss of market share.

We and our solar partners purchase solar panels, inverters, batteries, and other system components from a limited number of suppliers, making us susceptible to quality issues, shortages and price changes. If we or our solar partners fail to develop, maintain and expand our relationships with these or other suppliers, we may be unable to adequately meet anticipated demand for our solar service offerings, or we may only be able to offer our systems at higher costs or after delays. If one or more of the suppliers that we or our solar partners rely upon to meet anticipated demand ceases or reduces production, we may be unable to quickly identify alternate suppliers or to qualify alternative products on commercially reasonable terms, and we may be unable to satisfy this demand.

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

Similarly, there is a limited number of suppliers of batteries. Once we design a system for use with a particular battery, if that type of battery is not readily available from our supplier, we may incur delays and additional expenses to install the system or be forced to redesign the system.

There have also been periods of industry-wide shortage of key components, including solar panels, in times of rapid industry growth or regulatory change. For example, guidance from the IRS on the steps required for construction to be deemed to have commenced in time to qualify for federal investment tax credits resulted in significant module shortages in the market as utilities and large commercial customers started purchasing supplies in advance of the December 2019 deadline to qualify for a 30% Commercial ITC. Further, new or unexpected changes in rooftop fire codes or building codes may require new or different system components to satisfy compliance with such newly effective codes or regulations, which may not be readily available for distribution to us or our suppliers. The manufacturing infrastructure for some of these components has a long lead time, requires significant capital investment and relies on the continued availability of key commodity materials, potentially resulting in an inability to meet demand for these components and, as a result, could negatively impact our ability to install systems in a timely manner. Additionally, any decline in the exchange rate of the U.S. dollar compared to the functional currency of our component suppliers could increase our component prices. Any of these shortages, delays or price changes could limit our growth, cause cancellations or adversely affect our operating margins, and result in loss of market share and damage to our brand.

In addition, our supply chain and operations (or those of our partners) could be subject to events beyond our control, such as earthquakes, wildfires, flooding, hurricanes, tsunamis, typhoons, volcanic eruptions, droughts, tornadoes, the effects of climate change and related extreme weather, public health issues and pandemics, war, terrorism, government restrictions or limitations on trade, and geo-political unrest and uncertainties. For example, the COVID-19 pandemic is having an unprecedented impact on the U.S. economy and on our business, and the extent to which the COVID-19 pandemic may impact our supply chain and operations is uncertain. The extent of the impact of the COVID-19 pandemic on our business and operations will depend on several factors, such as the duration, severity, and geographic spread of the outbreak and the extent of travel restrictions and business closures imposed in China, the United States, and other countries. In addition, human rights issues in foreign countries and the U.S. government response to them could disrupt our supply chain and operations. For example, allegations regarding forced labor in China and U.S. regulations to prohibit the importation of any goods derived from forced labor could affect our supply chain and operations.

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

For example, on December 2, 2020, the California Contractors State License Board (the “CSLB”) filed an administrative proceeding against Sunrun and certain of its officers related to an accident that occurred during an installation by one of our channel partners, Horizon Solar Power, which holds its own license with the CSLB. If this proceeding is not resolved in our favor, it could potentially result in fines, a public reprimand, probation or the suspension or revocation of our California Contractor’s License. We strongly deny any wrongdoing in the matter and intend to work cooperatively with the CSLB while vigorously defending ourselves in this action.

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

We have a variety of stringent quality standards that we apply in the selection, supervision, and oversight of our third-party suppliers and solar partners. We exercise oversight over our partners through written agreements requiring compliance with the laws and requirements of all jurisdictions, including regarding safety and consumer protections, by oversight of compliance with these agreements, and enforced by termination of a partner relationship for failure to meet those obligations. However, because our suppliers and partners are third parties, ultimately, we cannot guarantee that they will follow our standards or ethical business practices, such as fair wage practices and compliance with environmental, safety and other local laws, despite our efforts to hold them accountable to our standards. A lack of demonstrated compliance could lead us to seek alternative suppliers or contractors, which could increase our costs and result in delayed delivery or installation of our products, product shortages or other disruptions of our operations. Violation of labor or other laws by our suppliers and solar partners or the divergence of a supplier’s or solar partner's labor or other practices from those generally accepted as ethical in the United States or other markets in which we do business could also attract negative publicity for us and harm our business, brand and reputation in the market.

We typically bear the risk of loss and the cost of maintenance, repair and removal on solar energy systems that are owned or leased by our investment funds.

We typically bear the risk of loss and are generally obligated to cover the cost of maintenance, repair and removal for any solar energy system that we sell or lease to our investment funds. At the time we sell or lease a solar energy system to an investment fund, we enter into a maintenance services agreement where we agree to operate and maintain the system for a fixed fee that is calculated to cover our future expected maintenance costs. If our solar energy systems require an above-average amount of repairs or if the cost of repairing systems were higher than our estimate, we would need to perform such repairs without additional compensation. If our solar energy systems, more than 40% of which were located in California as of December 31, 2020, are damaged as the result of a natural disaster beyond our control, losses could exceed or be excluded from, our insurance policy limits, and we could incur unforeseen costs that could harm our business and financial condition. We may also incur significant costs for taking other actions in preparation for, or in reaction to, such events. We purchase property insurance with industry standard coverage and limits approved by an investor’s third-party insurance advisors to hedge against such risk, but such coverage may not cover our losses.

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

Our business is concentrated in certain markets, putting us at risk of region-specific disruptions.

As of December 31, 2020, more than 40% of our customers were in California, and we expect many of our future installations to be in California, which could further concentrate our customer base and operational infrastructure. Accordingly, our business and results of operations are particularly susceptible to adverse economic, regulatory, political, weather and other conditions in this market, including the impacts of the COVID-19 pandemic, and in other markets that may become similarly concentrated, in particular the east coast, where we have seen significant growth recently.

Our corporate and sales headquarters are located in San Francisco, California, an area that has a heightened risk of earthquakes and nearby wildfires. We may not have adequate insurance, including business interruption insurance, to compensate us for losses that may occur from any such significant events, including damage to our solar energy systems. A significant natural disaster, such as an earthquake or wildfire, or a public health crisis, such as a pandemic, or civil unrest could have a material adverse impact on our business, results of operations and financial condition. In addition, acts of terrorism or malicious computer viruses could cause disruptions in our or our solar partners’ businesses or the economy as a whole. To the extent that these disruptions result in delays or cancellations of installations or the deployment of our solar service offerings, our business, results of operations and financial condition would be adversely affected.

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

Expansion into new sales channels could be costly and time-consuming. As we enter new channels, we could be at a disadvantage relative to other companies who have more history in these spaces.

As we continue to expand into new sales channels, such as direct-to-home, homebuilder, retail, and e-commerce channels and adapt to a remote selling model, we have incurred and may continue to incur significant costs. In addition, we may not initially or ever be successful in utilizing these new channels. Furthermore, we may not be able to compete successfully with companies with a historical presence in such channels, and we may not realize the anticipated benefits of entering such channels, including efficiently increasing our customer base and ultimately reducing costs. Entering new channels also poses the risk of conflicts between sales channels. If we are unable to successfully compete in new channels, our operating results and growth prospects could be adversely affected.

Obtaining a sales contract with a potential customer does not guarantee that a potential customer will not decide to cancel or that we will not need to cancel due to a failed inspection, which could cause us to generate no revenue from a product and adversely affect our results of operations.

Even after we secure a sales contract with a potential customer, we (either directly or through our solar partners) must perform an inspection to ensure the home, including the rooftop, meets our standards and specifications. If the inspection finds repairs to the rooftop are required in order to satisfy our standards and specifications to install the solar energy system, and a potential customer does not want to make such required repairs, we would lose that anticipated sale. In addition, per the terms of our Customer Agreements, a customer maintains the ability to cancel before commencement of installation, subject to certain conditions. Any delay or cancellation of an anticipated sale could materially and adversely affect our financial results, as we may have incurred sales-related, design-related, and other expenses and generated no revenue.

The value of our solar energy systems at the end of the associated term of the lease or power purchase agreement may be lower than projected, which may adversely affect our financial performance and valuation.

We depreciate the costs of our solar energy systems over their estimated useful life of 35 years. At the end of the initial typically 20- or 25-year term of the Customer Agreement, customers may choose to purchase their solar energy systems, ask to remove the system at our cost or renew their Customer Agreements. Customers may choose to not renew or purchase for any reason, including pricing, decreased energy consumption, relocation of residence, or switching to a competitor product.

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

Our Customer Agreements are typically for 20 or 25 years and require the customer to make monthly payments to us. Accordingly, we are subject to the credit risk of customers. As of December 31, 2020, the average FICO score of our customers under a Customer Agreement with a monthly payment schedule remained at or above 740, which is generally categorized as a “Very Good” credit profile by the Fair Isaac Corporation. However, this may decline to the extent FICO score requirements under future investment funds are relaxed. While customer defaults have been immaterial to date, we expect that the risk of customer defaults may increase as we grow our business. Due to the immaterial amount of customer defaults to date, our reserve for this exposure is minimal, and our future exposure may exceed the amount of such reserves. If we experience increased customer credit defaults, our revenue and our ability to raise new investment funds could be adversely affected. If economic conditions worsen, certain of our customers may face liquidity concerns and may be unable to satisfy their payment obligations to us on a timely basis or at all, which could have a material adverse effect on our financial condition and results of operations.

We may not realize the anticipated benefits of past or future investments, strategic transactions, or acquisitions, and integration of these acquisitions may disrupt our business and management.

We have in the past and may in the future, acquire companies, Project pipelines, Projects, SRECs, products, or technologies or enter into joint ventures or other strategic transactions. For example, we completed the acquisition of Vivint Solar on October 8, 2020. Also, in July 2020, we announced a venture with SK E&S Co., Ltd. and other affiliated companies focused on home electrification. We may not realize the anticipated benefits of past or future investments, strategic transactions, or acquisitions, and these transactions involve numerous risks that are not within our control. These risks include the following, among others:

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

•potential failure of the due diligence processes to identify significant issues with product quality, legal, and financial liabilities, among other things;

•potential inability to assert that internal controls over financial reporting are effective; and

•potential inability to obtain, or obtain in a timely manner, approvals from governmental authorities, which could delay or prevent such acquisitions.

Our failure to address these risks, or other problems encountered in connection with our past or future investments, strategic transactions, or acquisitions, could cause us to fail to realize the anticipated benefits of these acquisitions or investments, cause us to incur unanticipated liabilities, and harm our business generally. Future acquisitions could also result in dilutive issuances of our equity securities, the incurrence of debt, contingent liabilities, amortization expenses, incremental expenses or the write-off of goodwill, any of which could harm our financial condition or results of operations, and the trading price of our common stock could decline.

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

We believe that the success of our business depends in part on our proprietary technology, including our software, information, processes and know-how. We rely on copyright, trade secret and patent protections to secure our intellectual property rights. Although we may incur substantial costs in protecting our technology, we cannot be certain that we have adequately protected or will be able to adequately protect it, that our competitors will not be able to utilize our existing technology or develop similar technology independently, that the claims allowed with respect to any patents held by us will be broad enough to protect our technology or that foreign intellectual property laws will adequately protect our intellectual property rights. Moreover, we cannot be certain that our patents provide us with a competitive advantage. Despite our precautions, it may be possible for third parties to obtain and use our intellectual property without our consent. Unauthorized use of our intellectual property by third parties, and the expenses incurred in protecting our intellectual property rights, may adversely affect our business. In the future, some of our products could be alleged to infringe existing patents or other intellectual property of third parties, and we cannot be certain that we will prevail in any intellectual property dispute. In addition, any future litigation required to enforce our patents, to protect our trade secrets or know-how or to defend us or indemnify others against claimed infringement of the rights of third parties could harm our business, financial condition, and results of operations.

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

Our business is subject to complex and evolving laws and regulations regarding privacy and data protection (“data protection laws”). Many of these laws and regulations are subject to change and uncertain interpretation, and could result in claims, increased cost of operations, or otherwise harm our business.

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

We depend significantly on our brand and reputation for high-quality solar service offerings, engineering and customer service to attract customers and grow our business. If we fail to continue to deliver our solar service offerings within the planned timelines, if our solar service offerings do not perform as anticipated or if we damage any customers’ properties or cancel Projects, our brand and reputation could be significantly impaired. We also depend greatly on referrals from customers for our growth. Therefore, our inability to meet or exceed customers’ expectations would harm our reputation and growth through referrals. We have at times focused particular attention on expeditiously growing our direct sales force and our solar partners, leading us in some instances to hire personnel or partner with third parties who we may later determine do not fit our company culture and standards. Given the sheer volume of interactions our direct sales force and our solar partners have with customers and potential customers, it is also unavoidable that some interactions will be perceived by customers and potential customers as less than satisfactory and result in complaints. If we cannot manage our hiring and training processes to limit potential issues and maintain appropriate customer service levels, our brand and reputation may be harmed and our ability to grow our business would suffer. In addition, if we were unable to achieve a similar level of brand recognition as our competitors, some of which may have a broader brand footprint, more resources and longer operational history, we could lose recognition in the marketplace among prospective customers, suppliers and partners, which could affect our growth and financial performance. Our growth strategy involves marketing and branding initiatives that will involve incurring significant expenses in advance of corresponding revenue. We cannot assure you that such marketing and branding expenses will result in the successful expansion of our brand recognition or increase our revenue. We are also subject to marketing and advertising regulations in various jurisdictions, and overly restrictive conditions on our marketing and advertising activities may inhibit the sales of the affected products.

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

We depend on our experienced management team, and the loss of one or more key executives could have a negative impact on our business. In particular, we are dependent on the services of our chief executive officer and co-founder, Lynn Jurich, and our Chairman and co-founder, Edward Fenster. We also depend on our ability to retain and motivate key employees and attract qualified new employees. Neither our founders nor our key employees are bound by employment agreements for any specific term, and we may be unable to replace key members of our management team and key employees in the event we lose their services. Integrating new employees into our management team could prove disruptive to our operations, require substantial resources and management attention and ultimately prove unsuccessful. An inability to attract and retain sufficient managerial personnel who have critical industry experience and relationships could limit or delay our strategic efforts, which could have a material adverse effect on our business, financial condition, and results of operations.

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

Our business involves transactions with customers. We and our solar partners must comply with numerous federal, state and local laws and regulations that govern matters relating to our interactions with customers, including those pertaining to privacy and data security, consumer financial and credit transactions, home improvement contracts, warranties and direct-to-home solicitation, along with certain rules and regulations specific to the marketing and sale of residential solar products and services. These laws and regulations are dynamic and subject to potentially differing interpretations, and various federal, state and local legislative and regulatory bodies may expand current laws or regulations, or enact new laws and regulations, regarding these matters. Changes in these laws or regulations or their interpretation could dramatically affect how we do business, acquire customers, and manage and use information we collect from and about current and prospective customers and the costs associated therewith. We strive to comply with all applicable laws and regulations relating to our interactions with residential customers. It is possible, however, that these requirements may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules or our practices. Noncompliance with any such laws or regulations, or the perception that we or our solar partners have violated such laws or regulations or engaged in deceptive practices that could result in a violation, could also expose us to claims, proceedings, litigation and investigations by private parties and regulatory authorities, as well as substantial fines and negative publicity, each of which may materially and adversely affect our business. We have incurred, and will continue to incur, significant expenses to comply with such laws and regulations, and increased regulation of matters relating to our interactions with residential customers could require us to modify our operations and incur significant additional expenses, which could have an adverse effect on our business, financial condition, and results of operations.

Any investigations, actions, adoption or amendment of regulations relating to the marketing of our products to residential consumers could divert management’s attention from our business, require us to modify our operations and incur significant additional expenses, which could have an adverse effect on our business, financial condition, and results of operations or could reduce the number of our potential customers.

We cannot ensure that our sales professionals and other personnel will always comply with our standard practices and policies, as well as applicable laws and regulations. In any of the numerous interactions between our sales professionals or other personnel and our customers or potential customers, our sales professionals or other personnel may, without our knowledge and despite our efforts to effectively train them and enforce compliance, engage in conduct that is or may be prohibited under our standard practices and policies and applicable laws and regulations. Any such non-compliance, or the perception of non-compliance, has exposed us to claims and could expose us to additional claims, proceedings, litigation, investigations, or enforcement actions by private parties or regulatory authorities, as well as substantial fines and negative publicity, each of which may materially and adversely affect our business and reputation. We have incurred, and will continue to incur, significant expenses to comply with the laws, regulations and industry standards that apply to us.

Compliance with occupational safety and health requirements and best practices can be costly, and noncompliance with such requirements may result in potentially significant penalties, operational delays and adverse publicity.

The installation of solar energy systems requires our employees and employees of our solar partners to work with complicated and potentially dangerous electrical and utility systems. The evaluation and installation of our energy-related products also require these employees to work in locations that may contain potentially dangerous levels of asbestos, lead or mold or other substances. We also maintain large fleets of vehicles that these employees use in the course of their work. There is substantial risk of serious illness, injury, or death if proper safety procedures are not followed. Our operations are subject to regulation under the U.S. Occupational Safety and Health Act ("OSHA") and equivalent state laws. Changes to OSHA requirements, or stricter interpretation or enforcement of existing laws or regulations, could result in increased costs. If we fail to comply with applicable OSHA regulations, even if no work-related serious illness, injury, or death occurs, we may be subject to civil or criminal enforcement and be required to pay substantial penalties, incur significant capital expenditures, or suspend or limit operations. Any accidents, citations, violations, illnesses, injuries or failure to comply with industry best practices may subject us to adverse publicity, damage our reputation and competitive position and adversely affect our business.

If our products do not work as well as planned or if we are unsuccessful in developing and selling new products or in penetrating new markets, our business, financial condition, and results of operations could be adversely affected.

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

If we fail to manage our recent and future growth effectively, we may be unable to execute our business plan, maintain high levels of customer service, or adequately address competitive challenges.

We have experienced significant growth in recent periods, including as a result of our recent acquisition of Vivint Solar, and we intend to continue to expand our business within existing markets and in a number of new locations in the future. This growth has placed, and any future growth may continue to place, a significant strain on our management, operational and financial infrastructure. In particular, we have been in the past, and may in the future, be required to expand, train and manage our growing employee base and solar partners. Our management will also be required to maintain and expand our relationships with customers, suppliers, and other third parties and attract new customers and suppliers, as well as to manage multiple geographic locations.

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

•mitigating the impact of the COVID-19 pandemic on our business;

•growing our customer base;

•finding investors willing to invest in our investment funds on favorable terms;

•maintaining or further lowering our cost of capital;

•reducing the cost of components for our solar service offerings;

•growing and maintaining our channel partner network;

•maintaining high levels of product quality, performance, and customer satisfaction;

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

In addition to the other risks described in this “Risk Factors” section, as well as the factors discussed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section, the following factors, among others, could cause our results of operations and key performance indicators to fluctuate:

•the expiration, reduction or initiation of any governmental tax rebates, tax exemptions, or incentives;

•significant fluctuations in customer demand for our solar service offerings or fluctuations in the geographic concentration of installations of solar energy systems;

•changes in financial markets, which could restrict our ability to access available and cost-effective financing sources;

•seasonal, environmental or weather conditions that impact sales, energy production, and system installations;

•the amount and timing of operating expenses related to the maintenance and expansion of our business, operations and infrastructure;

•announcements by us or our competitors of new products or services, significant acquisitions, strategic partnerships, joint ventures, or capital-raising activities or commitments;

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

•general economic, industry and market conditions, including as a result of the COVID-19 pandemic; and

•changes to our cancellation rate.

In the past, we have experienced seasonal fluctuations in sales and installations, particularly in the fourth quarter. This has been the result of decreased sales through the holiday season and weather-related installation delays. Our incentives revenue is also highly variable due to associated revenue recognition rules, as discussed in greater detail in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations. Seasonal and other factors may also contribute to variability in our sales of solar energy systems and product sales. For these or other reasons, the results of any prior quarterly or annual periods should not be relied upon as indications of our future performance. In addition, our actual revenue or key operating metrics in one or more future quarters may fall short of the expectations of investors and financial analysts. If that occurs, the trading price of our common stock could decline and you could lose part or all of your investment.

Our actual financial results may differ materially from any guidance we may publish from time to time.

We have in the past provided, and may from time to time provide, guidance regarding our future performance that represents our management’s estimates as of the date such guidance is provided. Any such guidance is based upon a number of assumptions with respect to future business decisions (some of which may change) and estimates that, while presented with numerical specificity, are inherently subject to significant business, economic, and competitive uncertainties and contingencies (many of which are beyond our control, including those related to the COVID-19 pandemic). Guidance is necessarily speculative in nature, and it can be expected that some or all of the assumptions that inform such guidance will not materialize or will vary significantly from actual results. Our ability to meet deployment volume, cost, net present value or any other forward-looking guidance is impacted by a number of factors including, but not limited to, the number of our solar energy systems purchased outright versus the number of our solar energy systems that are subject to long-term Customer Agreements, changes in installation costs, the availability of additional financing on acceptable terms, changes in the retail prices of traditional utility generated electricity, the availability of rebates, tax credits and other incentives, changes in policies and regulations including net metering and interconnection limits or caps, the availability of solar panels and other raw materials, as well as the other risks to our business that are described in this section. Accordingly, our guidance is only an estimate of what management believes is realizable as of the date such guidance is provided. Actual results may vary from such guidance and the variations may be material. Investors should also recognize that the reliability of any forecasted financial data diminishes the farther in the future that the data is forecast. In light of the foregoing, investors should not place undue reliance on our financial guidance, and should carefully consider any guidance we may publish in context.

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

Risks Related to Taxes and Accounting

Our ability to provide our solar service offerings to customers on an economically viable basis depends in part on our ability to finance these systems with fund investors who seek particular tax and other benefits.

Our solar service offerings have been eligible for federal investment tax credits, U.S. Treasury grants, and other tax benefits. We have relied on, and will continue to rely on, tax equity investment funds, which are financing structures that monetize a substantial portion of those benefits, in order to finance our solar service offerings. If, for any reason, we are unable to continue to monetize those benefits through these arrangements, we may be unable to provide and maintain our solar service offerings for customers on an economically viable basis.

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

•changes in the legal or tax risks associated with these financings; and

•legislative or regulatory changes or decreases to these incentives including the anticipated step-down of the Commercial ITC (described below).

The federal government currently offers an investment tax credit (“Commercial ITC”) under Section 48(a) of the Internal Revenue Code of 1986, as amended (the “Code”), for the installation of certain solar power facilities owned for business purposes. If construction on the facility began before January 1, 2020, the amount of the Commercial ITC available is 30%, if construction began during 2020, 2021, or 2022 the amount of the Commercial ITC available is 26%, and if construction begins during 2023 the amount of the Commercial ITC available is 22%. The Commercial ITC steps down to 10% if construction of the facility begins after December 31, 2023 or if the facility is not placed in service before January 1, 2026. The depreciable basis of a solar facility is also reduced by 50% of the amount of any Commercial ITC claimed. The Internal Revenue Service (the “IRS”) provided taxpayers guidance in Notice 2018-59 for determining when construction has begun on a solar facility. This guidance is relevant for any facilities which we seek to deploy in future years but take advantage of a higher tax credit rate available for an earlier year. For example, we have sought to avail ourselves of the methods set forth in the guidance to retain the 30% Commercial ITC that was available prior to January 1, 2020 by incurring certain costs and taking title to equipment in 2019 or early 2020 and/or by performing physical work on components that will be installed in solar facilities. From and after 2023, we may seek to avail ourselves of the 26% credit rate by using these methods to establish the beginning of construction in 2020, 2021, or 2022 and we may plan to similarly further utilize the program in future years if the Commercial ITC step down continues. While we have attempted to ensure that these transactions will comply with the guidance issued by the IRS, this guidance is relatively limited and potentially subject to change. Either the IRS or our financing partners could challenge whether a facility is properly qualified for the relevant tax credit rate under the guidance, which could either result in lower tax equity advances or trigger indemnification obligations to our tax equity investors. It is also possible that we will not be able to use all of the equipment purchased or manufactured to satisfy the beginning of construction rules set forth in the guidance.

The federal government also currently offers a personal income tax credit under Section 25D of the Code (“Residential Energy Efficiency Tax Credit”), for the installation of certain solar power facilities owned by residential taxpayers, which is applicable to customers who purchase a solar system outright as opposed to entering into a Customer Agreement. The Residential Energy Efficiency Tax Credit is currently 26% if the facility is placed in service during 2020, 2021, or 2022 and 22% if placed in service during 2023. The Residential Energy Efficiency Tax Credit is not available for property placed in service after December 31, 2023.

Future reductions in the Commercial ITC and any further legislative reductions or changes to the Commercial ITC may impact the attractiveness of solar energy to certain tax equity investors and could potentially harm our business. Obtaining tax equity funding (and tax equity funding on advantageous terms) also may become more challenging. Additionally, the benefits of the Commercial ITC have historically enhanced our ability to provide competitive pricing for customers. Further reductions in, eliminations of, or expirations of, governmental incentives such as the Residential Energy Efficiency Tax Credit could reduce the number of customers who choose to purchase our solar energy systems.

Additionally, potential investors must remain satisfied that the structures that we offer make the tax benefits associated with solar energy systems available to these investors, which depends on the investors’ assessment of the tax law, the absence of any unfavorable interpretations of that law and the continued application of existing tax law and interpretations to our funding structures. Changes in existing law or interpretations of existing law by the IRS and/or the courts could reduce the willingness of investors to invest in funds associated with these solar energy systems. Moreover, reductions to the corporate tax rate may have reduced the appetite for tax benefits overall, which could reduce the pool of available funds. Accordingly, we cannot assure you that this type of financing will continue to be available to us. New investment fund structures or other financing mechanisms may become available, but if we are unable to take advantage of these fund structures and financing mechanisms, we may be at a competitive disadvantage. If, for any reason, we are unable to finance our solar service offerings through tax-advantaged structures or if we are unable to realize or monetize Commercial ITCs or other tax benefits, we may no longer be able to provide our solar service offerings to new customers on an economically viable basis, which would have a material adverse effect on our business, financial condition, and results of operations.

If the IRS makes determinations that the fair market value of our solar energy systems is materially lower than what we have claimed, we may have to pay significant amounts to our fund investors, and our business, financial condition, and prospects may be materially and adversely affected.

We and our fund investors claim the Commercial ITC or the U.S. Treasury grant in amounts based on the fair market value of our solar energy systems. We have obtained independent appraisals to determine the fair market values we report for claiming Commercial ITCs and U.S. Treasury grants. With respect to U.S. Treasury grants, the U.S. Treasury Department reviews the reported fair market value in determining the amount initially awarded, and the IRS may also subsequently audit the fair market value and determine that amounts previously awarded constitute taxable income for U.S. federal income tax purposes. With respect to Commercial ITCs, the IRS may review the fair market value on audit and determine that the tax credits previously claimed must be reduced. If the fair market value is determined in these circumstances to be less than what we or our tax equity investment funds reported, we may owe our fund investors an amount equal to this difference (including any interest and penalties), plus any costs and expenses associated with a challenge to that valuation. We could also be subject to tax liabilities, including interest and penalties. If the IRS further disagrees now or in the future with the amounts we or our tax equity investment funds reported regarding the fair market value of our solar energy systems, it could have a material adverse effect on our business, financial condition, and prospects.

We purchased an insurance policy in 2018 insuring us and related parties for additional taxes owed in respect of lost Commercial ITCs, gross-up costs and expenses incurred in defending the types of claims described above. However, this policy only covers certain investment funds and has negotiated exclusions from, and limitations to, coverage and therefore may not cover us for all such lost Commercial ITCs, taxes, costs and expenses. Similarly, not all of the investment funds related to Vivint Solar are covered by insurance policies.

One of our investment funds covered by our 2018 insurance policy is currently being audited by the IRS in an audit involving a review of the fair market value determination of our solar energy systems. If this audit results in an adverse finding, we may be subject to an indemnity obligation to our investor, which may result in certain out-of-pocket costs and increased insurance premiums in the future. The IRS audit is still ongoing, and we are unable to determine the potential tax liabilities, if any, at this time.

Our business currently depends on the availability of utility rebates, tax credits and other benefits, tax exemptions and exclusions and other financial incentives. We may be adversely affected by changes in U.S. tax laws, and the expiration, elimination or reduction of these benefits could adversely impact our business.

Our business depends on government policies that promote and support solar energy and enhance the economic viability of owning solar energy systems. U.S. federal, state and local governmental bodies provide incentives to owners, distributors, installers and manufacturers of solar energy systems to promote solar energy. These incentives include Commercial ITCs and Residential Energy Efficiency Tax Credit, as discussed above, as well as other tax credits, rebates and solar renewable energy credits (“SRECs”) associated with solar energy generation. Some markets, such as New Jersey and Maryland, currently utilize SRECs. SRECs can be volatile and could decrease over time as the supply of SREC-producing solar energy systems installed in a particular market increases. For example, in New Jersey, because of the substantial supply of solar energy systems installed, the state was on the cusp of reaching the solar carve-out under the state’s Renewable Portfolio Standard. In May 2018, legislation was enacted to expand New Jersey’s solar carve-out to 5.1% of kilowatt hours of electricity sold in the state. In December 2019, the state regulators adopted a transition program to follow the current SREC program that will be based on a fixed price SREC model and which is anticipated to be available to replace the current SREC program. We rely on these incentives to lower our cost of capital and to attract investors, all of which enable us to lower the price we charge customers for our solar service offerings. These incentives have had a significant impact on the development of solar energy but they could change at any time, especially in light of the recent change in administration, as further described below. These incentives may also expire on a particular date (as discussed above with respect to the Commercial ITC and Residential Energy Efficiency Tax Credit), end when the allocated funding is exhausted, or be reduced, terminated or repealed without notice. The financial value of certain incentives may also decrease over time.

In December 2017, significant tax legislation was enacted, including a change to the corporate tax rate (the “Tax Act”). As part of the Tax Act, the current corporate income tax rate was reduced, and there were other changes including limiting or eliminating various other deductions, credits and tax preferences. This reduction in the corporate income tax rate may have reduced appetite for the Commercial ITC and depreciation benefits available with respect to solar facilities. We cannot predict whether and to what extent U.S. the corporate income tax rate will change under the Biden administration. Further limitations on, or elimination of, such tax benefits could significantly impact our ability to raise tax equity investment funds or impact the terms thereof, including the amount of cash distributable to our investors. Similarly, any unfavorable interpretations of tax law by the IRS and/or the courts with respect to our financing structures could reduce the willingness of investors to invest in our funds associated with any such structure.

The Trump administration overturned and modified policies of, and regulations enacted by, the prior administration that placed limitations on coal and gas electric generation, mining and/or exploration. Any effort to overturn federal and state laws, regulations or policies that are supportive of solar energy generation or that remove costs or other limitations on other types of energy generation that compete with solar energy projects could materially and adversely affect our business.

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

As a result of our acquisition of Vivint Solar, we may be subject to adverse California property tax consequences.

The State of California provides an exclusion (the “Solar Exclusion”) from the assessment of California property taxes for qualifying “active solar energy systems” installed as fixtures before January 1, 2025, provided such systems are locally rather than centrally assessed (“Eligible Property”). However, the Solar Exclusion is not a permanent exclusion from the assessment of property tax. Once a change in ownership of the Eligible Property occurs, the Eligible Property may be subject to reassessment and California property taxes may become due.

Vivint Solar, through certain of its subsidiaries, owns solar energy systems that constitute Eligible Property (the “California PV Systems”). To the extent Vivint Solar or its subsidiaries are considered the tax owners of the California PV Systems for purposes of the California Revenue and Tax Code (“CR&T”), our acquisition of Vivint Solar would constitute a change of control of the California PV Systems triggering the loss of the Solar Exclusion and the imposition of California property taxes, which could adversely affect our business.

If we are unable to maintain effective disclosure controls and internal controls over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports and, as a result, the value of our common stock may be materially and adversely affected.

We are required, pursuant to the Exchange Act, to furnish a report by management on, among other things, the effectiveness of our internal controls over financial reporting. This assessment includes disclosure of any material weaknesses, if any, identified by our management in our internal controls over financial reporting. We are continuing to develop and refine our disclosure controls and improve our internal controls over financial reporting. We have expended, and anticipate that we will continue to expend, significant resources in order to maintain and continuously look for ways to enhance existing effective disclosure controls and procedures and internal controls over financial reporting. Our current controls and any new controls that we develop may become inadequate because of changes in conditions in our business, including the integration of Vivint Solar, which presents additional complexities relating to the design and implementation of our disclosure controls and internal control over financial reporting. In addition, we or our independent accounting firm may identify weaknesses and deficiencies that we may not otherwise identify in a timely manner in the future. If we are not able to complete the work required under Section 404 of the Sarbanes-Oxley Act on a timely basis for future fiscal years, our annual report on Form 10-K may be delayed or deficient. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud will be detected.

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

As of December 31, 2020, we had U.S. federal and state net operating loss carryforwards (“NOLs”) of approximately $0.7 billion and $2.1 billion, respectively, which begin expiring in varying amounts in 2028 and 2024, respectively, if unused. Our U.S. federal and certain state NOLs generated in tax years beginning after December 31, 2017 total approximately $1.1 billion and $176.3 million, respectively, have indefinite carryover periods, and do not expire. Under Sections 382 and 383 of the Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change NOLs and other pre-change tax assets, such as tax credits, to offset its post- change income and taxes may be limited. In general, an “ownership change” occurs if there is a cumulative change in our ownership by “5% shareholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. Additionally, states may impose other limitations on the use of NOLs and tax credit carryforwards. For example, California has recently imposed other limitations on the use of NOLs and limited the use of certain tax credits for taxable years beginning in 2020 through 2022. Any such limitations on our ability to use our NOLs and other tax assets could adversely impact our business, financial condition, and results of operations. We have performed an analysis to determine whether an ownership change under Section 382 of the Code had occurred and determined that only Vivint Solar, Inc. underwent an ownership change as of October 8, 2020.

We may be required to record an impairment expense on our goodwill or intangible assets.

We are required under generally accepted accounting principles to test goodwill for impairment at least annually or when events or changes in circumstances indicate that the carrying amount may be impaired, and to review our intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Factors that can lead to impairment of goodwill and intangible assets include significant adverse changes in the business climate and actual or projected operating results, declines in the financial condition of our business and sustained decrease in our stock price. Since our annual impairment test of goodwill for the fiscal year ended December 31, 2020, we have not identified any qualitative factors that would require a quantitative goodwill impairment analysis. However, if we identify any factors that could indicate an impairment, including a sustained decrease in our stock price, we may be required to record charges to earnings if our goodwill becomes impaired.

Risks Related to Our Common Stock

Our executive officers, directors and principal stockholders continue to have substantial control over us, which will limit your ability to influence the outcome of important matters, including a change in control.

Each of our executive officers, directors and each of our stockholders who beneficially own 5% or more of our outstanding common stock and their affiliates, in the aggregate, beneficially own approximately 45.0% of the outstanding shares of our common stock, based on the number of shares outstanding as of December 31, 2020. As a result, these stockholders, if acting together, will be able to influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. They may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentrated control may have the effect of delaying or preventing a change in control of our company, could deprive our stockholders of an opportunity to receive a premium for their capital stock and might ultimately affect the market price of our common stock.

The market price of our common stock has been and may continue to be volatile, and you could lose all or part of your investment in our common stock.

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

•the continued adverse impact of the COVID-19 pandemic;

•changes in tax and other incentives that we rely upon in order to raise tax equity investment funds;

•actual or perceived privacy or data security incidents;

•our ability to protect our intellectual property and other proprietary rights;

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

•major catastrophic events or civil unrest;

•negative publicity, including accurate or inaccurate commentary or reports regarding us, our products, our sales professionals or other personnel, or other third parties affiliated with us, on social media platforms, blogs, and other websites;

•any significant change in our management; and

•general economic conditions and slow or negative growth of our markets.

Further, the stock markets have experienced price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. These fluctuations often have been unrelated or disproportionate to the operating performance of those companies. In addition, the stock prices of many renewable energy companies have experienced fluctuations that have often been unrelated to the operating performance of those companies. These broad market and industry fluctuations, as well as general economic, political and market conditions such as recessions, government shutdowns, interest rate changes, or international currency fluctuations, may cause the trading price of the notes and our common stock to decline. In the past, following periods of volatility in the overall market and the market price of a particular company’s securities, securities class action litigation has often been instituted against these companies. We are party to litigation that could result in substantial costs and a diversion of our management’s attention and resources.

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

In addition, certain of our stockholders, including SK E&S Co., Ltd. and other affiliated companies as well as stockholders who received shares as a result of our acquisition of Vivint Solar, have registration rights that would require us to register shares of our capital stock owned by them for public sale in the United States. We have also filed a registration statement to register shares of our common stock reserved for future issuance under our equity compensation plans, including shares underlying equity awards assumed in connection with our acquisition of Vivint Solar. Subject to the satisfaction of applicable exercise periods and applicable volume and restrictions that apply to affiliates, the shares of our common stock issued upon exercise of outstanding options will become available for immediate resale in the public market upon issuance.

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

We do not anticipate declaring any cash dividends to holders of our common stock in the foreseeable future. In addition, our credit agreements contain restrictions on payments of cash dividends. Consequently, investors may need to rely on sales of our common stock after price appreciation, which may never occur or only occur at certain times, as the only way to realize any future gains on their investment. Investors seeking cash dividends should not purchase shares of our common stock.

Additional issuances of our capital stock or equity-linked securities could result in dilution to our stockholders.

We may issue additional equity securities to raise capital, make acquisitions or for a variety of other purposes. For example, we recently completed the acquisition of Vivint Solar, in which we issued 0.55 shares of our common stock for each share of Vivint Solar’s common stock owned prior to the acquisition, which resulted in dilution to our stockholders. Additional issuances of our capital stock may be made pursuant to the exercise or conversion of new or existing convertible debt securities (including the Notes), warrants, stock options or other equity incentive awards to new and existing service providers. Any such issuances will result in dilution to existing holders of our stock. We also rely on equity-based compensation as an important tool in recruiting and retaining employees. The amount of dilution due to equity-based compensation of our employees and other additional issuances of our common stock or securities convertible into or exchangeable or exercisable for our common stock could be substantial, and the market price of our common stock could decline.

The Capped Call transactions may affect the value of our common stock.

In connection with the issuance of the Notes, we entered into the Capped Call transactions with the option counterparties. The capped call transactions are expected generally to reduce the potential dilution to our common stock upon any conversion of Notes and/or offset any cash payments we are required to make in excess of the principal amount of converted Notes, as the case may be, with such reduction and/or offset subject to a cap.

The option counterparties or their respective affiliates may modify their hedge positions by entering into or unwinding various derivatives with respect to our common stock and/or purchasing or selling our common stock or other securities of ours in secondary market transactions prior to the maturity of the Notes (and are likely to do so during the observation period for conversions of Notes following November 1, 2025 or following any repurchase of Notes by us). This activity could also cause or avoid an increase or a decrease in the market price of our common stock.

The potential effect, if any, of these transactions and activities on the market price of our common stock will depend in part on market conditions and cannot be ascertained at this time.

Item 1B. Unresolved Staff Comments.
Not applicable.

Item 2. Properties.
Our corporate headquarters and executive offices are located in San Francisco, California, where we occupy approximately 44,000 square feet of office space. We also maintain 113 other locations, consisting primarily of branch offices, warehouses, sales offices and design centers in 19 states.
We lease all of our facilities and we do not own any real property. We believe that our current facilities are adequate to meet our ongoing needs. If we require additional space, we believe that we will be able to obtain additional facilities on commercially reasonable terms.

Item 3. Legal Proceedings.
See Note 19, Commitments and Contingencies, to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Item 4. Mine Safety Disclosures.
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
Our common stock began trading on the Nasdaq Global Select Market under the symbol “RUN” on August 5, 2015.
Holders of Record
As of February 22, 2021, there were approximately 341 holders of record of common stock. Certain shares are held in “street” name and, accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.
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
Share repurchase activity as of December 31, 2020 was as follows (in thousands, except per share amounts):

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
Stock Price Performance Graph
The following stock performance graph compares our total stock return with the total return for (i) the Nasdaq Composite Index and the (ii) the Invesco Solar ETF, which represents a peer group of solar companies, for the period from December 31, 2015 through December 31, 2020. The figures represented below assume an investment of $100 in our common stock at the closing price of $11.77 on December 31, 2015 and in the Nasdaq Composite Index and the Invesco Solar ETF on December 31, 2015 including the reinvestment of dividends into shares of common stock. The comparisons in the table are required by the SEC, and are not intended to forecast or be indicative of possible future performance of our common stock. This graph shall not be deemed “soliciting material” or be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that section, and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

Item 6. Selected Consolidated Financial Data.
Not applicable.

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
On July 6, 2020, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Vivint Solar and Viking Merger Sub, Inc., a Delaware corporation and our direct wholly owned subsidiary. The acquisition of Vivint Solar was completed on October 8, 2020 pursuant to the terms of the Merger Agreement. As part of this merger, we welcomed approximately 3,800 employees from Vivint Solar to Sunrun, bringing the total employees to approximately 8,500 as of December 31, 2020. We also added approximately 210,000 customers and 1,441 megawatts to our existing fleet. The merger is expected to support continued growth through stronger differentiated sales channels, expanding customers’ access to the best offerings including battery storage solutions, improving cost efficiency from greater scale and improved access to project finance and other capital at lower costs and better terms.
We offer our solar service offerings both directly to the customer and through our solar partners, which include sales and installation partners, and strategic partners, which include retail partners. In addition, we sell solar energy systems directly to customers for cash. We also sell solar energy panels and other products (such as racking) to resellers. As of December 31, 2020, we provided our solar services to customers and sold solar energy panels and other products to resellers throughout the United States. More than 40% of our cumulative systems deployed are in California.
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
Our ability to offer Customer Agreements depends in part on our ability to finance the purchase and installation of the solar energy systems by monetizing the resulting customer cash flows and related commercial investment tax credits (“Commercial ITCs”), accelerated tax depreciation and other incentives from governments and local utilities. We monetize these incentives under tax equity investment funds, which are generally structured as non-recourse project financings. Since inception we have raised numerous tax equity investment funds to finance the installation of solar energy systems. From time to time, we may repurchase investors' interests in our tax equity investment funds after the recapture period of the relevant tax incentives. We intend to establish additional investment funds and may also use debt, equity and other financing strategies to fund our growth.

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

Recent Developments
Convertible Senior Notes Offering
On January 25, 2021, we entered into a purchase agreement (the “Purchase Agreement”) with Credit Suisse Securities (USA) LLC and Morgan Stanley & Co. LLC, as representatives of the several initial purchasers (the “Purchasers”), to issue and sell $350 million aggregate principal amount of 0% Convertible Senior Notes due 2026 (the “Notes”) in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act. The Notes were sold to the Purchasers pursuant to an exemption from the registration requirements of the Securities Act afforded by Section 4(a)(2) of the Securities Act. In addition, we granted the Purchasers an option to purchase, during a 13-day period beginning on, and including, the date on which the Notes were first issued, up to an additional $50 million aggregate principal amount of Notes on the same terms and conditions. The Purchasers exercised their option in full on January 26, 2021. The net proceeds from the sale of the Notes issued on January 28, 2021 (after deducting the Purchasers’ discount and estimated offering expenses) was approximately $389.0 million.
On January 28, 2021, we entered into an Indenture (the “Indenture”) with Wells Fargo Bank, National Association, as trustee (the “Trustee”), pursuant to which we issued $400 million aggregate principal amount of Notes. The Notes will not bear regular interest, and the principal amount of the notes will not accrete. The Notes may bear special interest under specified circumstances relating to our failure to comply with our reporting obligations under the Indenture or if the Notes are not freely tradeable as required by the Indenture. The Notes will mature on February 1, 2026, unless earlier repurchased by us, redeemed by us or converted pursuant to their terms.
In connection with the offering of the Notes, on January 25. 2021 and January 26, 2021, we entered into privately negotiated capped call transactions with Credit Suisse Capital LLC, represented by Credit Suisse Securities (USA) LLC, Morgan Stanley & Co. LLC, Barclays Bank PLC, through its agent Barclays Capital Inc., and Royal Bank of Canada, represented by RBC Capital Markets, LLC (the “Capped Calls”). The Capped Calls each have an initial strike price of approximately $117.91 per share, subject to certain adjustments, which corresponds to the initial conversion price of the Notes. The Capped Calls have initial cap prices of $157.22 per share. The Capped Calls cover, subject to anti-dilution adjustments, approximately 3.4 million shares of Common Stock. The Capped Calls are expected generally to reduce the potential dilution to the Common Stock upon any conversion of Notes and/or offset any cash payments we are required to make in excess of the principal amount of the Notes, as the case may be, in the event the market price per share of Common Stock, as measured under the Capped Calls, is greater than the strike price of the Capped Call, with such offset subject to a cap. If, however, the market price per share of the Common Stock, as measured under the Capped Calls, exceeds the cap price of the Capped Calls, there would be dilution and/or there would not be an offset of such potential cash payments, in each case, to the extent that the then-market price per share of the Common Stock exceeds the cap price. We used approximately $28.0 million from the net proceeds from the issuance and sale of the Notes to purchase the Capped Calls. The final components of the Capped Calls are scheduled to expire on January 29, 2026.
Vivint Acquisition
On October 8, 2020, we completed the acquisition of Vivint Solar pursuant to the terms of the Merger Agreement. Each share of Vivint Solar common stock issued and outstanding immediately prior to the effective time of the merger was converted automatically into the right to receive 0.55 shares of our common stock.

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
Following the first shelter-in-place orders in California, we enabled our entire salesforce to complete sales consultations in a virtual setting. Despite the fact that we have at times paused sourcing leads through certain channels, we have seen more leads through our digital channels at similar or more attractive customer acquisition costs. We believe this transition towards a digital model for many sales channels will position us well to realize sustaining reductions in customer acquisition costs. We are gradually returning to retail sales, and our direct-to-home sales professionals, after adapting to remote sales practices, have subsequently been able to resume direct-to-home sales activities in most markets.
The ultimate impact of the COVID-19 pandemic is highly uncertain and subject to change, and we do not yet know the full extent of potential delays or impacts on our business, operations or the global economy as a whole. We will continue to monitor developments affecting our workforce, our customers, and our business operations generally and will take actions that we determine are necessary in order to mitigate these impacts.

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
As of December 31, 2020, we had 63 active investment funds, which are described below. We have established different types of investment funds to implement our asset monetization strategy. Depending on the nature of the investment fund, cash may be contributed to the investment fund by the investor upfront or in stages based on milestones associated with the design, construction or interconnection status of the solar energy systems. The cash contributed by the fund investor is used by the investment fund to purchase solar energy systems. The investment funds either own or enter into a master lease with a Sunrun subsidiary for the solar energy systems, Customer Agreements and associated incentives. We receive on-going cash distributions from the investment funds representing a portion of the monthly customer payments received. We use the upfront cash, as well as on-going distributions to cover our costs associated with designing, purchasing and installing the solar energy systems. In addition, we also use debt, equity and other financing strategies to fund our operations. The allocation of the economic benefits between us and the fund investor and the corresponding accounting treatment varies depending on the structure of the investment fund.
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

The table below provides an overview of our current investment funds (dollars in millions):

Consolidated Joint Ventures
	Pass-Through Financing Obligations	Partnership Flip	JV Inverted Lease
Consolidation	Owner entity consolidated, tenant entity not consolidated	Single entity, consolidated	Owner and tenant entities consolidated
Balance sheet classification	Pass-through financing obligation	Redeemable noncontrolling interests and noncontrolling interests	Redeemable noncontrolling interests and noncontrolling interests
Revenue from Commercial ITCs	Recognized on the PTO date	None	None
Method of calculating investor interest	Effective interest rate method	Greater of HLBV or redemption value; or pro rata	Greater of HLBV or redemption value; or pro rata
Liability balance as of December 31, 2020	$340.4	N/A	N/A
Noncontrolling interest balance (redeemable or otherwise) as of December 31, 2020	N/A	$1,167.6	$43.9
For further information regarding our investment funds, including the associated risks, see Item 1A. Risk Factors—"Our ability to provide our solar service offerings to customers on an economically viable basis depends in part on our ability to finance these systems with fund investors who seek particular tax and other benefits.", Note 11, Project Equity Financing, Note 13, Pass-Through Financing Obligations, Note 14, VIE Arrangements and Note 15, Redeemable Noncontrolling Interests to our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.

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
In this investment fund structure, the investors make a series of large up-front payments as well as, in some instances, subsequent smaller quarterly lease payments through their respective tenant entity to the corresponding owner entity in exchange for the assignment of cash flows from Customer Agreements and certain other benefits associated with the Customer Agreements and related solar energy systems. We account for the payments from investors as borrowings by recording the proceeds received as financing obligations. The financing obligation is reduced over a period of approximately 22 years, or over seven years in the case of one fund, by customer payments under the Customer Agreements, U.S. Treasury grants (where applicable); and proceeds from the contracted resale of SRECs as they are received by the investor. In addition, funds paid for the Commercial ITC value upfront are initially recorded as a refund liability and recognized as revenue as the associated solar system reaches permission to operate ("PTO").

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

•Networked Solar Energy Capacity represents the aggregate megawatt production capacity of our solar energy systems, whether sold directly to customers or subject to executed Customer Agreements (i) for which we have confirmation that the systems are installed on the roof, subject to final inspection; (ii) in the case of certain system installations by our partners, for which we have accrued at least 80% of the expected project cost, or (iii) for multi-family and any other systems that have reached NTP, measured on the percentage of the project that has been completed based on expected project cost. Systems that have met this criteria are considered to be deployed.

•Gross Earning Assets is calculated as Gross Earning Assets Contracted Period plus Gross Earning Assets Renewal Period.

◦Gross Earning Assets Contracted Period represents the present value of the remaining net cash flows (discounted at 5%) during the initial term of our Customer Agreements as of the measurement date. It is calculated as the present value of cash flows (discounted at 5%) we expect to receive from Subscribers in future periods, after deducting expected operating and maintenance costs, equipment replacements costs, distributions to tax equity partners in consolidated joint venture partnership flip structures, and distributions to project equity investors. We include cash flows we expect to receive in future periods from state incentive and rebate programs, contracted sales of solar renewable energy credits, and awarded net cash flows from grid service programs with utility or grid operators.

◦Gross Earning Assets Renewal Period is the forecasted net present value we would receive upon or following the expiration of the initial Customer Agreement term but before the 30th anniversary of the system’s activation (either in the form of cash payments during any applicable renewal period or a system purchase at the end of the initial term), for Subscribers as of the measurement date. We calculate the Gross Earning Assets Renewal Period amount at the expiration of the initial contract term assuming either a system purchase or a renewal, forecasting only a 30-year customer relationship (although the customer may renew for additional years, or purchase the system), at a contract rate equal to 90% of the customer’s contractual rate in effect at the end of the initial contract term. After the initial contract term, our Customer Agreements typically automatically renew on an annual basis and the rate is initially set at up to a 10% discount to then-prevailing utility power prices.

◦Subscribers represent the cumulative number of Customer Agreements for systems that have been recognized as deployments through the measurement date.

•Customers represent the cumulative number of deployments, from our inception through the measurement date.

Gross Earning Assets is forecasted as of a specific date. It is forward-looking, and we use judgment in developing the assumptions used to calculate it. Factors that could impact Gross Earning Assets include, but are not limited to, customer payment defaults, or declines in utility rates or early termination of a contract in certain circumstances, including prior to installation.

The definitions of Gross Earning Assets, Gross Earning Assets Contracted Period, and Gross Earning Assets Renewal Period use a discount rate of 5%; whereas the definitions used previously in our periodic reports used a discount rate of 6%.

	As of December 31,
	2020	2019
Networked Solar Energy Capacity (megawatts)	3,885	1,987
Customers	550,078	277,228

	As of December 31,
	2020	2019
	(in thousands)
Gross Earning Assets Contracted Period	$5,234,164	$2,743,480
Gross Earning Assets Renewal Period	2,539,311	1,403,285
Gross Earning Assets	$7,773,475	$4,146,765

As a result of the acquisition of Vivint Solar on October 8, 2020, we added $2.9 billion of Gross Earning Assets, of which $2.0 billion related to Gross Earning Assets Contracted Period and $0.9 billion related to Gross Earning Assets Renewal Period.

The tables below provide a range of Gross Earning Asset amounts if different default, discount and purchase and renewal assumptions were used.
Gross Earning Assets Contracted Period:

	As of December 31, 2020
	Discount rate
Default rate	3%	4%	5%	6%	7%
	(in thousands)
5%	$6,006,969	$5,515,319	$5,083,793	$4,838,052	$4,367,424
0%	$6,187,229	$5,676,625	$5,234,164	$4,839,584	$4,485,564
Gross Earning Assets Renewal Period:

	As of December 31, 2020
	Discount rate
Purchase or Renewal rate	3%	4%	5%	6%	7%
	(in thousands)
80%	$3,389,572	$2,758,673	$2,201,277	$1,846,547	$1,518,468
90%	$3,902,973	$3,176,476	$2,539,311	$2,083,517	$1,748,360
100%	$4,416,373	$3,594,277	$2,935,505	$2,405,744	$1,978,252

Total Gross Earning Assets:

	As of December 31, 2020
	Discount rate
Purchase or Renewal rate	3%	4%	5%	6%	7%
	(in thousands)
80%	$9,576,800	$8,435,299	$7,435,440	$6,686,131	$6,004,032
90%	$10,090,202	$8,853,102	$7,773,474	$6,923,101	$6,233,925
100%	$10,603,602	$9,270,903	$8,169,668	$7,245,328	$6,463,816

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
We believe that policies associated with our principles of consolidation, revenue recognition, goodwill, impairment of long-lived assets, provision for income taxes, business combinations and calculation of noncontrolling interests and redeemable noncontrolling interests have the greatest impact on our consolidated financial statements. Therefore, we consider these to be our critical accounting policies and estimates.
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

We recognize revenue from a Customer Agreement when PTO for the applicable solar energy system is given by the local utility company or on the date daily operation commences if utility approval is not required. For Customer Agreements that include a fixed fee per month which entitles the customer to any and all electricity generated by the system, we recognize revenue evenly over the time that we satisfy our performance obligations over the initial term of Customer Agreements. For Customer Agreements that charge a fixed price per kilowatt hour, revenue is recognized based on the actual amount of power generated at rates specified under the contracts. Customer Agreements typically have an initial term of 20 or 25 years. After the initial contract term, our Customer Agreements typically automatically renew on an annual basis.
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
    Consideration from customers is considered variable due to the performance guarantee under Customer Agreements and liquidated damage provisions under SREC contracts in the event minimum deliveries are not achieved. Customer Agreements with a performance guarantee provide a credit to the customer if the system's cumulative production, as measured on various PTO anniversary dates, is below our guarantee of a specified minimum. Revenue is recognized to the extent it is probable that a significant reversal of such revenue will not occur.
    Solar Energy Systems and Product Sales. Solar energy systems sales are comprised of revenue from the sale of solar energy systems directly to customers. We generally recognize revenue from solar energy systems sold to customers when the solar energy system passes inspection by the authority having jurisdiction, which inspection generally occurs after installation but prior to PTO, at which time we have met the performance obligation in the contract. For solar energy system sales that include delivery obligations up until interconnection to the local power grid with permission to operate, we recognize revenue at PTO.

    Product sales revenue consists of revenue from the sale of solar panels, inverters, racking systems, roofing services, fees for extended services on solar energy systems sold to customers and other solar energy products sold to resellers, as well as the sale of customer leads to third parties, including our partners and other solar providers. Product sales revenue is recognized when control is transferred, generally upon shipment. Customer lead revenue is recognized at the time the lead is delivered.

Goodwill
Goodwill represents the excess of the purchase price over the fair value of assets acquired and liabilities assumed. Goodwill is reviewed for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount may be impaired. We have determined that we operate as one reporting unit and our goodwill is tested for impairment at the enterprise level. We perform our annual impairment test of goodwill on October 1 of each fiscal year or whenever events or circumstances change or occur that would indicate that goodwill might be impaired. When assessing goodwill for impairment, we use qualitative and if necessary, quantitative methods in accordance with FASB ASC Topic 350, Goodwill. We also consider our enterprise value and if necessary, a discounted cash flow model, which involves assumptions and estimates, including our future financial performance, weighted average cost of capital and interpretation of currently enacted tax laws.

Circumstances that could indicate impairment and require us to perform a quantitative impairment test include a significant decline in our financial results, a significant decline in our enterprise value relative to our net book value, an unanticipated change in competition or our market share and a significant change in our strategic plans.
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
Provision for Income Taxes
We account for income taxes under an asset and liability approach. Deferred income taxes reflect the impact of temporary differences between assets and liabilities recognized for financial reporting purposes and the amounts recognized for income tax reporting purposes, net operating loss carryforwards and other tax credits measured by applying currently enacted tax laws. A valuation allowance is provided when necessary to reduce deferred tax assets to an amount that is more likely than not to be realized. We consider all available evidence, both positive and negative, including historical levels of income, estimates of future taxable income, reversing taxable temporary differences, and ongoing tax planning strategies in assessing the need for a valuation allowance. We recognize the effect of tax rate and law changes on deferred taxes in the reporting period in which the legislation is enacted.
We sell solar energy systems to the investment funds. As the investment funds are consolidated by us, the gain on the sale of the solar energy systems is not recognized in the consolidated financial statements. However, this gain is recognized for tax reporting purposes. We account for the income tax consequences of these intra-entity transfers, both current and deferred, as a component of income tax expense and deferred tax liability, net during the period in which the transfers occur.
We account for investment tax credits as a reduction of income tax expense in the year in which the credits arise.
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
Business Combinations
We allocate the fair value of purchase price to the tangible assets acquired, liabilities assumed and intangible assets acquired based on their estimated fair values. Any residual purchase price is recorded as goodwill. The allocation of the purchase price requires management to make significant estimates in determining the fair values of assets acquired and liabilities assumed, especially with respect to the solar energy systems acquired as part of our acquisition of Vivint Solar.

Significant estimates in valuing certain tangible and intangible assets include but are not limited to discount rates. These estimates are inherently uncertain and unpredictable.
See Note 3, Acquisition to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
Noncontrolling Interests and Redeemable Noncontrolling Interests
Our noncontrolling interests and redeemable noncontrolling interests represent fund investors’ interests in the net assets of certain investment funds, which we consolidate, that we have entered into in order to finance the costs of solar energy facilities under Customer Agreements. We have determined that the provisions in the contractual arrangements of the investment funds represent substantive profit-sharing arrangements, which gives rise to the noncontrolling interests and redeemable noncontrolling interests. We have further determined that for all but two of these arrangements, the appropriate methodology for attributing income and loss to the noncontrolling interests and redeemable noncontrolling interests each period is a balance sheet approach using the HLBV method.
Attributing income and loss to the noncontrolling interests and redeemable noncontrolling interests under the HLBV method requires the use of various inputs to calculate the amounts that fund investors would receive upon a hypothetical liquidation. Changes in these inputs, including change in tax rates, can have a significant impact on the amount that fund investors would receive upon a hypothetical liquidation.
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
Results of Operations
The results of operations presented below should be reviewed in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K. Our Annual Report on Form 10-K for the year ended December 31, 2019 includes a discussion and analysis of our financial condition and results of operations for the year ended December 31, 2018 in Item 7. of Part II, “Management's Discussion and Analysis of Financial Condition and Results of Operations.”
We completed the acquisition of Vivint Solar on October 8, 2020, which plays a significant role in the year over year changes discussed below, as commencing from the acquisition date our consolidated financial statements include the assets, liabilities, operating results and cashflows of Vivint Solar. Further information about the acquisition of Vivint Solar can be found in Note 3, Acquisitions to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
	2020	2019
	(in thousands, except per share amounts)
Revenue:
Customer agreements and incentives	$484,160	$387,835
Solar energy systems and product sales	438,031	470,743
Total revenue	922,191	858,578
Operating expenses:
Cost of customer agreements and incentives	385,650	280,344
Cost of solar energy systems and product sales	357,876	365,485
Sales and marketing	352,299	275,148
Research and development	19,548	23,563
General and administrative	266,746	125,023
Amortization of intangible assets	5,180	4,755
Total operating expenses	1,387,299	1,074,318
Loss from operations	(465,108)	(215,740)
Interest expense, net	(230,601)	(174,246)
Other income (expenses), net	8,188	(9,254)
Loss before income taxes	(687,521)	(399,240)
Income tax benefit	(60,573)	(8,218)
Net loss	(626,948)	(391,022)
Net loss attributable to noncontrolling interests and redeemable noncontrolling interests	(453,554)	(417,357)
Net (loss) income attributable to common stockholders	$(173,394)	$26,335
Net (loss) income per share attributable to common stockholders
Basic	$(1.24)	$0.23
Diluted	$(1.24)	$0.21
Weighted average shares used to compute net (loss) income per share attributable to common stockholders
Basic	139,606	116,397
Diluted	139,606	123,876

Comparison of the Years Ended December 31, 2020 and 2019
Revenue

	Year Ended December 31,		Change
	2020	2019	$	%
	(in thousands)
Customer agreements	$432,527	$345,486	$87,041	25%
Incentives	51,633	42,349	9,284	22%
Customer agreements and incentives	484,160	387,835	96,325	25%
Solar energy systems	269,866	283,429	(13,563)	(5)%
Products	168,165	187,314	(19,149)	(10)%
Solar energy systems and product sales	438,031	470,743	(32,712)	(7)%
Total revenue	$922,191	$858,578	$63,613	7%

Customer Agreements and Incentives. Revenue from Customer Agreements increased by $87.0 million. Revenue from Vivint Solar Customer Agreements from the acquisition date through December 31, 2020, accounted for $32.5 million of the increase. The remaining $54.5 million increase was due to both an increase in solar energy systems under Customer Agreements being placed in service in 2020 and a full year of revenue recognized in 2020 for systems placed in service in 2019 versus only a partial amount of such revenue related to the period in which the assets were in service in 2019. Revenue from incentives, which consists of sales of Commercial ITCs and SRECs, increased by $9.3 million when compared to the prior year. Approximately $18.9 million of this increase relates to activity for Vivint Solar incentives from the acquisition date through December 31, 2020. Offsetting this increase was a decrease due to the sale of Commercial ITCs under a financing obligation fund opened in 2018, with PTO activity in that fund primarily concluding during the second quarter of 2019. There has been no such comparable fund opened in 2019 or 2020.
Solar Energy Systems and Product Sales. Revenue from solar energy systems sales decreased by $13.6 million compared to the prior year due to decreased demand through retail partners. This decrease was offset by revenue of $27.2 million from solar energy systems sales by Vivint Solar from the acquisition date through December 31, 2020. Product sales decreased by $19.1 million compared to the prior year primarily due to a decrease in the volume of wholesale products sold, which has been impacted by COVID-19 and customers' reduced purchases in 2020 after purchasing safe harbor materials in 2019 for use in 2020. Partially offsetting this decline was approximately $2.7 million of product sales by Vivint Solar from the acquisition date through December 31, 2020.
Operating Expenses

	Year Ended December 31,		Change
	2020	2019	$	%
	(in thousands)
Cost of customer agreements and incentives	$385,650	$280,344	$105,306	38%
Cost of solar energy systems and product sales	357,876	365,485	(7,609)	(2)%
Sales and marketing	352,299	275,148	77,151	28%
Research and development	19,548	23,563	(4,015)	(17)%
General and administrative expense	266,746	125,023	141,723	113%
Amortization of intangible assets	5,180	4,755	425	9%
Total operating expenses	$1,387,299	$1,074,318	$312,981	29%
Cost of Customer Agreements and Incentives. The $105.3 million increase in Cost of customer agreements and incentives was due to the increase in solar energy systems placed in service in 2020, plus a full year of costs recognized in 2019 for systems placed in service in 2019 versus only a partial amount of such expenses related to the period in which the assets were in service in 2019. Additionally, there was an increase of $60.1 million related to Vivint Solar’s costs from the acquisition date through December 31, 2020, which included $29.7 million of depreciation expense on solar fixed assets recorded in the initial purchase accounting for the acquisition. The depreciable basis of Vivint Solar’s solar fixed assets increased by $1.1 billion based on the excess of fair value over book value as of the acquisition date.

The Cost of customer agreements and incentives increased to 80% of customer agreements and incentives revenue during 2020, from 72% during 2019. The increase was impacted by the acquisition of Vivint Solar, which had negative gross margins due to seasonality, as well as the increase in depreciable basis discussed above.

Cost of Solar Energy Systems and Product Sales. There was a $7.6 million decrease in Cost of solar energy systems and product sales which was the result of a $34.3 million decrease related to the decreases in the solar energy systems and product sales discussed above, offset by the addition of $26.7 million of the Vivint Solar costs from the acquisition date through December 31, 2020. Vivint Solar’s cost of solar energy systems sales were impacted by a $7.7 million increase in inventory based on the excess of fair value over book value as of the acquisition date.
Sales and Marketing Expense. The $77.2 million increase in Sales and marketing expense was primarily attributable to $67.9 million related to the inclusion of Vivint Solar from the acquisition date through December 31, 2020, which included $43.7 million of stock-based compensation expense based on the fair value at the time of the acquisition. The remaining increase in Sales and marketing expense is primarily attributable to $9.6 million in non-recurring and restructuring costs incurred during the twelve months ended December 31, 2020, as well as increases in costs to acquire customers through our retail and sales lead generating partners and in advertising costs, partially offset by a decrease in headcount driving lower compensation, as well as a fair value adjustment on contingent consideration. Included in sales and marketing expense were $14.4 million and $11.8 million of amortization of costs to obtain Customer Agreements for 2020 and 2019, respectively.
Research and Development Expense. The $4.0 million decrease in Research and development expense was primarily attributable to a decrease in consulting fees, as well as a decrease in headcount resulting in lower employee compensation. Partially offsetting these decreases was approximately $0.4 million related to Vivint Solar from the acquisition date through December 31, 2020.
General and Administrative Expense. The $141.7 million increase in General and administrative expenses was primarily attributable to $89.8 million related to the inclusion of Vivint Solar from the acquisition date through December 31, 2020, which included $73.3 million of stock-based compensation expense based on the fair value at the time of the acquisition. The remaining increases related to a $6.7 million legal settlement accrual, $35.6 million in nonrecurring (primarily acquisition-related) costs incurred during 2020, as well as an increase in stock-based compensation.
Non-Operating Expenses

	Year Ended December 31,		Change
	2020	2019	$	%
	(in thousands)
Interest expense, net	$(230,601)	$(174,246)	$(56,355)	32%
Other income (expenses), net	8,188	(9,254)	17,442	(188)%
Total interest and other expenses, net	$(222,413)	$(183,500)	$(38,913)	21%
Interest expense, net. The increase in Interest expense, net of $56.4 million included $25.2 million of interest expense associated with the debt acquired with Vivint Solar. The remaining increase is primarily related to additional non-recourse and pass-through financing obligation debt entered into in 2020. Included in net interest expense is $24.8 million and $28.6 million of non-cash interest imputed under prepaid Customer Agreements for 2020 and 2019, respectively.
Other income (expenses), net. The decrease in other expenses of $17.4 million relates primarily to losses on extinguishment of debt related to an early repayment of a pass-through financing obligation and certain non-recourse debt in 2019, with no such comparable activity in 2020. Additionally, there was a $6.5 million gain on extinguishment of debt recognized in 2020.
Income Tax Benefit

	Year Ended December 31,		Change
	2020	2019	$	%
	(in thousands)
Income tax benefit	$(60,573)	$(8,218)	$(52,355)	637%
The increase in Income tax benefit of $52.4 million primarily relates to an increase in tax benefit related to a higher pre-tax loss and an increase in stock compensation deductions that was offset by an increase in noncontrolling interest and redeemable noncontrolling interests and valuation allowance.
Given our net operating loss carryforwards as of December 31, 2020, we do not expect to pay income tax, including in connection with our 2020 income tax provision, until our net operating losses are fully utilized. As of December 31, 2020, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $720.7 million and $2.1 billion, respectively, which will begin to expire in 2028 for federal purposes and in 2024 for state purposes. In addition, federal and certain state net operating loss carryforwards generated in tax years beginning after December 31, 2017 total $1.1 billion and $176.3 million, respectively, and have indefinite carryover periods and do not expire.
Net Loss Attributable to Noncontrolling Interests and Redeemable Noncontrolling Interests

	Year Ended December 31,		Change
	2020	2019	$	%
	(in thousands)
Net loss attributable to noncontrolling interests and redeemable noncontrolling interests	$(453,554)	$(417,357)	$(36,197)	9%
The increase in Net loss attributable to noncontrolling interests and redeemable noncontrolling interests was primarily the result of an additional $25.3 million net loss related Vivint Solar's noncontrolling interests and redeemable noncontrolling interests from the acquisition date through December 31, 2020.

Liquidity and Capital Resources
As of December 31, 2020, we had cash of $520.0 million, which consisted of cash held in checking and savings accounts with financial institutions. This balance included $433.2 million of cash assumed as a result of the acquisition of Vivint Solar. We finance our operations mainly through a variety of financing fund arrangements that we have formed with fund investors, cash generated from our sources of revenue and borrowings from secured credit facilities arrangements with syndicates of banks and from secured, long-term non-recourse loan arrangements. In 2020, we received $595.0 million of new commitments on secured credit facilities arrangements with syndicates of banks and $1.3 billion of commitments from secured, long-term non-recourse loan arrangements. Our principal uses of cash are funding our business, including the costs of acquisition and installation of solar energy systems, satisfaction of our obligations under our debt instruments and other working capital requirements. As of December 31, 2020, we had outstanding borrowings of $230.7 million on our $250.0 million corporate bank line of credit maturing in April 2022, as well as outstanding borrowings of $60.0 million on our $200.0 million corporate asset financing facility maturing in June 2023. Additionally, we have purchase commitments, which have the ability to be canceled without significant penalties, with multiple suppliers to purchase $56.9 million of photovoltaic modules, inverters and batteries by the end of 2022. In January 2021, we issued $400.0 million of convertible senior notes with a maturity date of February 1, 2026, for net proceeds of approximately $389.0 million. Our business model requires substantial outside financing arrangements to grow the business and facilitate the deployment of additional solar energy systems. The solar energy systems that are operational are expected to generate a positive return rate over the term of the Customer Agreement, typically 20 or 25 years. However, in order to grow, we will continue to be dependent on financing from outside parties. If financing is not available to us on acceptable terms if and when needed, we may be required to reduce planned spending, which could have a material adverse effect on our operations. While there can be no assurances, we anticipate raising additional required capital from new and existing investors. We believe our cash, investment fund commitments and available borrowings as further described below will be sufficient to meet our anticipated cash needs for at least the next 12 months. The following table summarizes our cash flows for the periods indicated:

	Year Ended December 31,
	2020	2019
	(in thousands)
Consolidated cash flow data:
Net cash used in operating activities	$(317,972)	$(204,487)
Net cash used in investing activities	(497,789)	(843,255)
Net cash provided by financing activities	1,160,740	1,106,572
Net increase in cash	$344,979	$58,830

Operating Activities
During 2020, we used $318.0 million in net cash from operating activities. The driver of our operating cash inflow consists of payments received from customers as well as incentives. The driver of our operating cash outflow consists of the costs of our revenue, as well as sales, marketing and general and administrative costs. During 2020, our operating cash outflows were $239.0 million from our net loss excluding non-cash and non-operating items. Changes in working capital resulted in a net cash outflow of $79.0 million.
During 2019, we used $204.5 million in net cash from operating activities. The driver of our operating cash inflow consists of payments received from customers as well as incentives. The driver of our operating cash outflow consists of the costs of our revenue, as well as sales, marketing and general and administrative costs. During 2019, our operating cash outflows were $174.7 million from our net loss excluding non-cash and non-operating items. Changes in working capital resulted in a net cash outflow of $29.7 million.
Investing Activities
During 2020, we used $497.8 million in cash in investing activities. The majority was used to design, acquire and install solar energy systems and components under our long-term Customer Agreements. During 2020, we contributed $65.4 million as an investment in a home electrification venture. Offsetting these outflows was $537.2 million of cash and restricted cash provided by the acquisition of Vivint Solar on October 8, 2020.
During 2019, we used $843.3 million in cash in investing activities. The majority was used to design, acquire and install solar energy systems and components under our long-term Customer Agreements.
Financing Activities
During 2020, we generated $1.2 billion from financing activities. This was primarily driven by $712.8 million in net proceeds from fund investors, $329.1 million in net proceeds from debt, offset by $10.6 million in repayments under finance lease obligations. Additionally, during 2020, we received $75.0 million from the sale and issuance of shares pursuant to a subscription agreement with SK E&S Co., Ltd.
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
Investment Fund Commitments
As of December 31, 2020, we had committed and available capital of approximately $332.5 million that may only be used to purchase and install solar energy systems. We intend to establish new investment funds in the future, and we may also use debt, equity or other financing strategies to finance our business.

Recent Accounting Pronouncements
See Note 2, Summary of Significant Accounting Policies, to our consolidated financial statement included elsewhere in this Annual Report on Form 10-K.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to certain market risks in the ordinary course of our business. Our primary exposure includes changes in interest rates because certain borrowings bear interest at floating rates based on LIBOR plus a specified margin. We sometimes manage our interest rate exposure on floating-rate debt by entering into derivative instruments to hedge all or a portion of our interest rate exposure in certain debt facilities. We do not enter into any derivative instruments for trading or speculative purposes. Changes in economic conditions could result in higher interest rates, thereby increasing our interest expense and operating expenses and reducing funds available for capital investments, operations and other purposes. A hypothetical 10% increase in our interest rates on our variable rate debt facilities would have increased our interest expense by $4.1 million and $3.9 million for the year ended December 31, 2020 and 2019, respectively. Following our acquisition of Vivint Solar on October 8, 2020, we expect the impact of interest rate changes on our variable debt facilities to be greater going forward. For example, a hypothetical 10% increase in interest rates on our variable rate debt facilities would have increased our interest expense by $1.0 million for the three months ended December 31, 2020.

Item 8. Financial Statements and Supplementary Data.

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Sunrun Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Sunrun Inc. (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive (loss) income, redeemable noncontrolling interests and stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 25, 2021 expressed an unqualified opinion thereon.
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

Noncontrolling interests and redeemable noncontrolling interests

Description of matter
At December 31, 2020, noncontrolling interests were $651.0 million and redeemable noncontrolling interests were $560.5 million. As explained in Note 1 to the consolidated financial statements, noncontrolling interests and redeemable noncontrolling interests represent investors’ interests in the net assets of the tax-equity Funds that the Company has created to finance the cost of its solar energy systems subject to the Company’s Customer Agreements. The Company has determined that the contractual provisions in the funding arrangements represent substantive profit sharing arrangements. The Company has further determined that the appropriate methodology for attributing income and loss to the noncontrolling interests and redeemable noncontrolling interests each period is a balance sheet approach referred to as the hypothetical liquidation at book value (“HLBV”) method.

Auditing the noncontrolling interests and redeemable noncontrolling interests is complex due to the volume of tax equity funds and the allocation of the net income or loss to the equity holders. Each HLBV calculation is based upon the liquidation provisions of each fund’s contractual agreement used to calculate the amount of income or loss to be attributed to the noncontrolling member.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of internal controls that address the risks of material misstatement relating to the noncontrolling interests and redeemable noncontrolling interests. This included evaluating controls over establishing each HLBV model and management’s review of each significant input into the HLBV models for compliance with the contractual provisions of such funding arrangements, the completeness and accuracy of underlying data, the calculation of tax capital accounts, and the mathematical accuracy of the HLBV models.

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

Realizability of Deferred Tax Assets

Description of matter
As described in Note 19 to the consolidated financial statements, at December 31, 2020, the total and gross deferred tax assets were $779.1 million and $687.7 million, respectively. Valuation allowances are provided against deferred tax assets to the extent that it is more likely than not that the deferred tax assets will not be realized. The Company considers all available positive and negative evidence including its history of operating income or losses, future reversals of existing taxable temporary differences, taxable income in carryback years and tax-planning strategies.

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

Among other audit procedures performed, we tested the Company’s scheduling of the reversal of existing temporary taxable differences including its mathematical accuracy. We tested the completeness and accuracy of the underlying data and appropriateness of significant inputs and assumptions including the estimated reversal periods for taxable temporary differences. We also evaluated the prudence and feasibility of the Company’s tax planning strategy, including involvement of our tax professionals.

Business Combination

Description of matter
As described in Note 3 to the consolidated financial statements, the Company completed the acquisition of Vivint Solar, Inc. during 2020 for total consideration of $5.0 billion. The acquisition was accounted for as a business combination. The recognition, measurement and disclosure of the Company’s business combination in the 2020 consolidated financial statements was considered especially challenging and required significant auditor judgment due to the complex determination by management of the appropriate assumptions, such as the discount rate used in the discounted cash flow model related to the valuation of solar energy systems.

How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design and tested the operating effectiveness of internal controls that address the risks of material misstatement relating to the business combination. This included controls over the recognition and measurement of consideration transferred and acquired assets and liabilities, including the valuation models and underlying assumptions used to develop such estimates.

To test the valuation of acquired assets, we performed audit procedures that included, among others, evaluating management’s identification of assets acquired and assessing the fair value measurements prepared by management and their third-party valuation specialists, including the discount rate as used in valuing the solar energy systems. We involved our valuation specialists to assist with the valuation of methodologies used by the Company and significant assumptions included in the fair value estimates. For example, to evaluate the discount rate, we evaluated the current industry and market trends in which the Company operates, the Company’s historical application of discount rates for solar energy systems, and performed a sensitivity analysis. We also evaluated the adequacy of the Company’s disclosures included in Note 3 related to this acquisition.
/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2010.

San Francisco, California
February 25, 2021

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Sunrun Inc.
Opinion on Internal Control over Financial Reporting
We have audited Sunrun Inc.’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Sunrun Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.
As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Vivint Solar, Inc., which is included in the 2020 consolidated financial statements of the Company and constituted $7.9 billion of total assets as of December 31, 2020 and $81.3 million of total revenues for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Vivint Solar, Inc.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2020 consolidated financial statements of the Company and our report dated February 25, 2021 expressed an unqualified opinion on those consolidated financial statements.
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

San Francisco, California
February 25, 2021

Sunrun Inc.
Consolidated Balance Sheets
(In Thousands, Except Share Par Values)

	As of December 31,
	2020	2019
Assets
Current assets:
Cash	$519,965	$269,577
Restricted cash	188,095	93,504
Accounts receivable (net of allowances for credit losses of $4,861 and $3,151 as of December 31, 2020 and 2019, respectively)	95,141	77,728
Inventories	283,045	260,571
Prepaid expenses and other current assets	51,483	32,450
Total current assets	1,137,729	733,830
Restricted cash	148	148
Solar energy systems, net	8,202,788	4,492,615
Property and equipment, net	62,182	56,708
Intangible assets, net	18,262	19,543
Goodwill	4,280,169	95,094
Other assets	681,665	408,403
Total assets (1)	$14,382,943	$5,806,341
Liabilities and total equity
Current liabilities:
Accounts payable	$207,441	$223,356
Distributions payable to noncontrolling interests and redeemable noncontrolling interests	28,627	16,062
Accrued expenses and other liabilities	325,614	148,497
Deferred revenue, current portion	108,452	77,643
Deferred grants, current portion	8,251	8,093
Finance lease obligations, current portion	11,037	10,064
Non-recourse debt, current portion	195,036	35,348
Pass-through financing obligation, current portion	16,898	11,031
Total current liabilities	901,356	530,094
Deferred revenue, net of current portion	690,824	651,856
Deferred grants, net of current portion	213,269	218,568
Finance lease obligations, net of current portion	12,929	12,895
Recourse debt	230,660	239,485
Non-recourse debt, net of current portion	4,370,449	1,980,107
Pass-through financing obligation, net of current portion	323,496	327,974
Other liabilities	268,684	141,401
Deferred tax liabilities	81,905	65,964
Total liabilities (1)	7,093,572	4,168,344
Commitments and contingencies (Note 19)
Redeemable noncontrolling interests	560,461	306,565
Stockholders’ equity:
Preferred stock, $0.0001 par value—authorized, 200,000 shares as of December 31, 2020 and 2019; no shares issued and outstanding as of December 31, 2020 and 2019	—	—
Common stock, $0.0001 par value—authorized, 2,000,000 shares as of December 31, 2020 and 2019; issued and outstanding, 201,406 and 118,451 shares as of December 31, 2020 and 2019, respectively	20	12
Additional paid-in capital	6,107,802	766,006
Accumulated other comprehensive loss	(106,755)	(52,753)
Retained earnings	76,844	251,466
Total stockholders’ equity	6,077,911	964,731
Noncontrolling interests	650,999	366,701
Total equity	6,728,910	1,331,432
Total liabilities, redeemable noncontrolling interests and total equity	$14,382,943	$5,806,341

(1)The Company’s consolidated assets as of December 31, 2020 and 2019 include $7,190,866 and $3,521,202, respectively, in assets of variable interest entities, or “VIEs”, that can only be used to settle obligations of the VIEs. Solar energy systems, net, as of December 31, 2020 and 2019 were $6,748,127 and $3,259,712, respectively; cash as of December 31, 2020 and 2019 were $219,502 and $133,362, respectively; restricted cash as of December 31, 2020 and 2019 were $34,559 and $2,746, respectively; accounts receivable, net as of December 31, 2020 and 2019 were $35,152 and $21,956, respectively; inventories as of December 31, 2020 and December 31, 2019 of $23,306 and $15,721; prepaid expenses and other current assets as of December 31, 2020 and 2019 were $2,629 and $554, respectively and other assets as of December 31, 2020 and 2019 were $127,591 and $87,151, respectively. The Company’s consolidated liabilities as of December 31, 2020 and 2019 include $1,857,967 and $774,564, respectively, in liabilities of VIEs whose creditors have no recourse to the Company. These liabilities include accounts payable as of December 31, 2020 and 2019 of $15,609 and $11,531, respectively; distributions payable to noncontrolling interests and redeemable noncontrolling interests as of December 31, 2020 and 2019 of $28,577 and $16,012, respectively; accrued expenses and other liabilities as of December 31, 2020 and 2019 of $24,660 and $10,740, respectively; deferred revenue as of December 31, 2020 and 2019 of $538,067 and $482,138, respectively; deferred grants as of December 31, 2020 and 2019 of $26,898 and $28,034, respectively; non-recourse debt as of December 31, 2020 and 2019 of $1,192,411 and $206,476, respectively; and other liabilities as of December 31, 2020 and December 31, 2019 of $31,745 and $19,633, respectively.
The accompanying notes are an integral part of these consolidated financial statements.

Sunrun Inc.
Consolidated Statements of Operations
(In Thousands, Except Per Share Amounts)

	Year Ended December 31,
	2020	2019	2018
Revenue:
Customer agreements and incentives	$484,160	$387,835	$404,466
Solar energy systems and product sales	438,031	470,743	355,515
Total revenue	922,191	858,578	759,981
Operating expenses:
Cost of customer agreements and incentives	385,650	280,344	240,857
Cost of solar energy systems and product sales	357,876	365,485	294,066
Sales and marketing	352,299	275,148	207,232
Research and development	19,548	23,563	18,844
General and administrative	266,746	125,023	116,659
Amortization of intangible assets	5,180	4,755	4,204
Total operating expenses	1,387,299	1,074,318	881,862
Loss from operations	(465,108)	(215,740)	(121,881)
Interest expense, net	(230,601)	(174,246)	(131,771)
Other income (expenses), net	8,188	(9,254)	2,788
Loss before income taxes	(687,521)	(399,240)	(250,864)
Income tax (benefit) expense	(60,573)	(8,218)	9,322
Net loss	(626,948)	(391,022)	(260,186)
Net loss attributable to noncontrolling interests and redeemable noncontrolling interests	(453,554)	(417,357)	(286,843)
Net (loss) income attributable to common stockholders	$(173,394)	$26,335	$26,657
Net (loss) income per share attributable to common stockholders
Basic	$(1.24)	$0.23	$0.24
Diluted	$(1.24)	$0.21	$0.23
Weighted average shares used to compute net (loss) income per share attributable to common stockholders
Basic	139,606	116,397	110,089
Diluted	139,606	123,876	117,112
The accompanying notes are an integral part of these consolidated financial statements.

Sunrun Inc.
Consolidated Statements of Comprehensive (Loss) Income
(In Thousands)

	Year Ended December 31,
	2020	2019	2018
Net (loss) income attributable to common stockholders	$(173,394)	$26,335	$26,657
Unrealized (loss) gain on derivatives, net of income taxes	(63,445)	(48,295)	6,187
Adjustment for net loss (gain) on derivatives recognized into earnings, net of income taxes	9,443	(594)	(5,198)
Other comprehensive (loss) income	(54,002)	(48,889)	989
Comprehensive (loss) income	$(227,396)	$(22,554)	$27,646
The accompanying notes are an integral part of these consolidated financial statements.

Sunrun Inc.
Consolidated Statements of Redeemable Noncontrolling Interests and Stockholders' Equity
(In Thousands)

	Redeemable Noncontrolling Interests	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Stockholders' Equity	Noncontrolling Interests	Total Equity
		Shares	Amount
Balance - December 31, 2017	$123,801	107,350	$11	$682,950	$(4,113)	$202,734	$881,582	$358,934	$1,240,516
Cumulative effect of adoption of new ASU (No. 2017-12)	—	—	—	—	1,992	—	1,992	—	1,992
Exercise of stock options	—	3,271	—	17,178	—	—	17,178	$—	17,178
Issuance of restricted stock units, net of tax withholdings	—	1,614	—	(10,102)	—	—	(10,102)	—	(10,102)
Shares issued in connection with the Employee Stock Purchase Plan	—	914	—	4,546	—	—	4,546	—	4,546
Stock-based compensation	—	—	—	27,857	—	—	27,857	—	27,857
Contributions from redeemable noncontrolling interests and noncontrolling interests	111,125	—	—	—	—	—	—	234,022	234,022
Distributions to redeemable noncontrolling interests and noncontrolling interests	(11,057)	—	—	—	—	—	—	(69,605)	(69,605)
Net (loss) income	(97,567)	—	—	—	—	26,657	26,657	(189,276)	(162,619)
Other comprehensive loss, net of taxes	—	—	—	—	(1,003)	—	(1,003)	—	(1,003)
Balance - December 31, 2018	126,302	113,149	11	722,429	(3,124)	229,391	948,707	334,075	1,282,782
Cumulative effect of adoption of new ASU (No. 2018-02)	—	—	—	—	(740)	740	—	—	—
Exercise of stock options	—	3,624	—	19,840	—	—	19,840	—	19,840
Issuance of restricted stock units, net of tax withholdings	—	1,105	1	(10,585)	—	—	(10,584)	—	(10,584)
Shares issued in connection with the Employee Stock Purchase Plan	—	942	—	6,939	—	—	6,939	—	6,939
Stock-based compensation	—	—	—	26,306	—	—	26,306	—	26,306
Contributions from redeemable noncontrolling interests and noncontrolling interests	429,786	—	—	—	—	—	—	282,127	282,127
Distributions to redeemable noncontrolling interests and noncontrolling interests	(15,137)	—	—	—	—	—	—	(61,732)	(61,732)
Net (loss) income	(234,386)	—	—	—	—	26,335	26,335	(182,971)	(156,636)
Acquisition of noncontrolling interest	—	—	—	1,077	—	—	1,077	(4,798)	(3,721)
Repurchase of common stock	—	(369)	—	—	—	(5,000)	(5,000)	—	(5,000)
Other comprehensive loss, net of taxes	—	—	—	—	(48,889)	—	(48,889)	—	(48,889)
Balance - December 31, 2019	306,565	118,451	12	766,006	(52,753)	251,466	964,731	366,701	1,331,432
Cumulative effect of adoption of new ASU (No. 2016-13)	—	—	—	—	—	(1,228)	(1,228)	—	(1,228)
Exercise of stock options	—	6,609	—	41,840	—	—	41,840	—	41,840
Issuance of restricted stock units, net of tax withholdings	—	4,124	1	(1,026)	—	—	(1,025)	—	(1,025)
Shares issued in connection with the Employee Stock Purchase Plan	—	675	—	7,842	—	—	7,842	—	7,842
Stock-based compensation	—	—	—	177,082	—	—	177,082	—	177,082
Contributions from redeemable noncontrolling interests and noncontrolling interests	484,091	—	—	—	—	—	—	333,970	333,970
Distributions to redeemable noncontrolling interests and noncontrolling interests	(37,453)	—	—	—	—	—	—	(69,060)	(69,060)
Net (loss) income	(243,542)	—	—	—	—	(173,394)	(173,394)	(210,012)	(383,406)
Shares issued in connection with a subscription agreement	—	2,075	—	75,000	—	—	75,000	—	75,000
Acquisition of Vivint Solar	58,300	69,472	7	5,037,516	—	—	5,037,523	229,400	5,266,923
Acquisition of noncontrolling interests	(7,500)	—	—	3,542	—	—	3,542	—	3,542
Other comprehensive loss, net of taxes	—	—	—	—	(54,002)	—	(54,002)	—	(54,002)
Balance - December 31, 2020	$560,461	201,406	$20	$6,107,802	$(106,755)	$76,844	$6,077,911	$650,999	$6,728,910
The accompanying notes are an integral part of these consolidated financial statements

Sunrun Inc.
Consolidated Statements of Cash Flows
(In Thousands)

	Year Ended December 31,
	2020	2019	2018
Operating activities:
Net loss	$(626,948)	$(391,022)	$(260,186)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization, net of amortization of deferred grants	242,942	187,163	156,007
Deferred income taxes	(60,573)	(8,218)	9,322
Stock-based compensation expense	170,587	26,306	27,856
Interest on pass-through financing obligations	23,166	24,326	19,205
Reduction in pass-through financing obligations	(39,188)	(39,083)	(25,005)
Other noncash items	51,040	25,780	25,484
Changes in operating assets and liabilities:
Accounts receivable	4,988	(14,864)	(5,707)
Inventories	47,554	(181,104)	14,960
Prepaid and other assets	(117,033)	(81,630)	(75,924)
Accounts payable	(45,718)	67,356	8,848
Accrued expenses and other liabilities	(10,306)	42,081	15,286
Deferred revenue	41,517	138,422	27,393
Net cash used in operating activities	(317,972)	(204,487)	(62,461)
Investing activities:
Payments for the costs of solar energy systems	(966,580)	(815,188)	(806,365)
Business combination, net of cash acquired	537,242	(2,722)	—
Purchase of equity method investment	(65,356)	—	—
Purchases of property and equipment, net	(3,095)	(25,345)	(4,951)
Net cash used in investing activities	(497,789)	(843,255)	(811,316)
Financing activities:
Proceeds from state tax credits, net of recapture	5,683	2,253	10,887
Proceeds from issuance of recourse debt	182,700	185,450	17,000
Repayment of recourse debt	(191,525)	(192,965)	(17,000)
Proceeds from issuance of non-recourse debt	751,493	1,181,549	980,544
Repayment of non-recourse debt	(399,459)	(670,508)	(517,594)
Payment of debt fees	(14,083)	(28,687)	(24,849)
Proceeds from pass-through financing and other obligations	8,701	9,140	217,082
Early repayment of pass-through financing obligations	—	(7,597)	—
Payment of finance lease obligations	(10,578)	(13,919)	(9,025)
Contributions received from noncontrolling interests and redeemable noncontrolling interests	818,061	711,914	345,147
Distributions paid to noncontrolling interests and redeemable noncontrolling interests	(111,223)	(76,654)	(78,398)
Acquisition of noncontrolling interests	(2,694)	(4,600)	—
Net proceeds related to stock-based award activities	48,664	16,196	12,592
Proceeds from shares issued in connection with a subscription agreement	75,000	—	—
Repurchase of common stock	—	(5,000)	—
Net cash provided by financing activities	1,160,740	1,106,572	936,386
Net change in cash and restricted cash	344,979	58,830	62,609
Cash and restricted cash, beginning of period	363,229	304,399	241,790
Cash and restricted cash, end of period	$708,208	$363,229	$304,399
Supplemental disclosures of cash flow information
Cash paid for interest	$119,626	$99,472	$76,313
Cash paid for income taxes	$—	$—	$—
Supplemental disclosures of noncash investing and financing activities
Purchases of solar energy systems and property and equipment included in accounts payable and accrued expenses	$66,433	$51,719	$27,169
Right-of-use assets obtained in exchange for finance lease liabilities	$4,265	$17,914	$14,302
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

Note 2. Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and reflect the accounts and operations of the Company and those of its subsidiaries, including Funds, in which the Company has a controlling financial interest. Beginning October 8, 2020, our consolidated subsidiaries include Vivint Solar, Inc. ("Vivint Solar"). The typical condition for a controlling financial interest ownership is holding a majority of the voting interests of an entity. However, a controlling financial interest may also exist in entities, such as variable interest entities (“VIEs”), through arrangements that do not involve controlling voting interests. In accordance with the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification Topic 810 (“ASC 810”) Consolidation, the Company consolidates any VIE of which it is the primary beneficiary. The primary beneficiary, as defined in ASC 810, is the party that has (1) the power to direct the activities of a VIE that most significantly impact the VIE’s economic performance and (2) the obligation to absorb the losses of the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE. The Company evaluates its relationships with its VIEs on an ongoing basis to determine whether it continues to be the primary beneficiary. The consolidated financial statements reflect the assets and liabilities of VIEs that are consolidated. All intercompany transactions and balances have been eliminated in consolidation.
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
Use of Estimates
The preparation of the consolidated financial statements requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The Company regularly makes estimates and assumptions, including, but not limited to, revenue recognition constraints that result in variable consideration, the discount rate used to adjust the promised amount of consideration for the effects of a significant financing component, the estimates that affect the collectability of accounts receivable, the valuation of inventories, the useful lives of solar energy systems, the useful lives of property and equipment, the valuation and useful lives of intangible assets, the effective interest rate used to amortize pass-through financing obligations, the discount rate uses for operating and financing leases, the fair value of contingent consideration, the fair value of assets acquired and liabilities assumed in a business combination, the valuation of stock-based compensation, the determination of valuation allowances associated with deferred tax assets, the fair value of debt instruments disclosed and the redemption value of redeemable noncontrolling

Sunrun Inc.
Notes to Consolidated Financial Statements — Continued
interests. The Company bases its estimates on historical experience and on various other assumptions believed to be reasonable. In light of the uncertain impact COVID-19 could have on the Company's business, the Company's estimates may change in the future. Actual results may differ from such estimates.
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
Revenue from external customers (including, but not limited to homeowners) for each group of similar products and services is as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Customer agreements	$432,527	$345,486	$272,672
Incentives	51,633	42,349	131,794
Customer agreements and incentives	484,160	387,835	404,466

Solar energy systems	269,866	283,429	186,512
Products	168,165	187,314	169,003
Solar energy systems and product sales	438,031	470,743	355,515
Total revenue	$922,191	$858,578	$759,981
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
The following table provides a reconciliation of cash and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statement of cash flows. Cash and restricted cash consists of the following (in thousands):

	December 31,
	2020	2019	2018
Cash	$519,965	$269,577	$226,625
Restricted cash, current and long-term	188,243	93,652	77,774
Total	$708,208	$363,229	$304,399
As a result of the acquisition of Vivint Solar on October 8, 2020, cash and restricted cash increased by $537.2 million.

Sunrun Inc.
Notes to Consolidated Financial Statements — Continued
Accounts Receivable
Accounts receivable consist of amounts due from customers as well as state and utility rebates due from government agencies and utility companies. Under Customer Agreements, the customers typically assign incentive rebates to the Company.
Accounts receivable are recorded at net realizable value. The Company maintains allowances for the applicable portion of receivables using the expected credit loss model. The Company estimates expected credit losses from doubtful accounts based upon the expected collectability of all accounts receivables, which takes into account the number of days past due, collection history, identification of specific customer exposure, current economic trends, and management’s expectation of future economic conditions. Once a receivable is deemed to be uncollectible, it is written off. In 2020, 2019 and 2018, the Company recorded provisions for credit losses of $7.2 million, $3.4 million and $3.4 million, respectively, and wrote-off uncollectible receivables of $5.4 million, $2.0 million and $2.8 million, respectively.
Accounts receivable, net consists of the following (in thousands):

	December 31,
	2020	2019
Customer receivables	$97,723	$79,899
Other receivables	710	23
Rebates receivable	1,569	957
Allowance for credit losses	(4,861)	(3,151)
Total	$95,141	$77,728
State Tax Credits Receivable
State tax credits receivable are recognized upon submission of the state income tax return.
Inventories
Inventories are stated at the lower of cost or net realizable value on a first-in, first-out basis. Inventories consist of raw materials such as photovoltaic panels, inverters and mounting hardware as well as miscellaneous electrical components that are sold as-is by the distribution operations and used in installations and work-in-process. Work-in-process primarily relates to solar energy systems that will be sold to customers, which are partially installed and have yet to meet the criteria for revenue recognition. For solar energy systems where the Company performs the installation, the Company commences transferring component parts from inventories to construction-in-progress, a component of solar energy systems, once a lease contract with a lease customer has been executed and the component parts have been assigned to a specific project. Additional costs incurred including labor and overhead are recorded within construction in progress.
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

Sunrun Inc.
Notes to Consolidated Financial Statements — Continued
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
Capitalization of Software Costs
For costs incurred in the development of internal use software, the Company capitalizes costs incurred during the application development stage. Costs related to preliminary project activities and post implementation activities are expensed as incurred. Internal use software is amortized on a straight-line basis over its estimated useful life. Additional costs of $2.0 million, $2.6 million and $2.5 million were capitalized in 2020, 2019 and 2018, respectively.
Intangible Assets, net
Finite-lived intangible assets are initially recorded at fair value and are subsequently presented net of accumulated amortization. Intangible assets are amortized on a straight-line basis over their estimated useful lives as follows:

Customer relationships	5 -10 years
Developed technology	5 years
Trade names	5 - 8 years
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

Sunrun Inc.
Notes to Consolidated Financial Statements — Continued
estimates, including the Company’s future financial performance, weighted average cost of capital and interpretation of currently enacted tax laws.
Circumstances that could indicate impairment and require the Company to perform a quantitative impairment test include a significant decline in the Company’s financial results, a significant decline in the Company’s enterprise value relative to its net book value, an unanticipated change in competition or the Company’s market share and a significant change in the Company’s strategic plans. As of October 1, 2020, the Company concluded that the fair value of the Company exceeded its carrying value.
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

    The opening balance of deferred revenue was $591.6 million as of December 31, 2018. Deferred revenue consists of the following (in thousands):

	December 31,
	2020	2019
Under Customer Agreements:
Payments received	$614,906	$558,630
Financing component balance	51,835	44,874
	666,741	603,504

Under SREC contracts:
Payments received	126,793	122,680
Financing component balance	5,742	3,315
	132,535	125,995

Total	$799,276	$729,499
    In the years ended December 31, 2020, 2019 and 2018, the Company recognized revenue of $80.3 million, $69.4 million and $52.9 million, respectively, from amounts included in deferred revenue at the beginning of the respective periods. Revenue allocated to remaining performance obligations represents contracted revenue that has not yet been recognized and includes deferred revenue as well as amounts that will be invoiced and recognized as revenue in future periods. Contracted but not yet recognized revenue was approximately $11.0 billion as of December 31, 2020, of which the Company expects to recognize approximately 6% over the next 12 months. The annual recognition is not expected to vary significantly over the next 10 years as the vast majority of existing Customer Agreements have at least 10 years remaining, given that the average age of the Company's fleet of residential solar energy systems under Customer Agreements is less than 4 years due to the Company being formed in 2007 and having experienced significant growth in the last few years. The annual recognition on these existing contracts will gradually decline over the midpoint of the Customer Agreements over the following 10 years as the typical 20- or 25-year initial term expires on individual Customer Agreements. In March 2019, deferred revenue increased by $95.5 million arising from the Company's sale of the right to SRECs to be generated over the next 10 to 15 years by a group of solar energy systems. In connection with the sale, the Company repaid debt previously drawn against the rights to these SRECs.

Sunrun Inc.
Notes to Consolidated Financial Statements — Continued
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
Warranty Accrual
The Company accrues warranty costs when revenue is recognized for solar energy systems sales, based on the estimated future costs of meeting its warranty obligations. Warranty costs primarily consist of replacement costs for supplies and labor costs for service personnel since warranties for equipment and materials are covered by the original manufacturer’s warranty (other than a small deductible in certain cases). As such, the warranty reserve is immaterial in all periods presented. The Company makes and revises these estimates based on the number of solar energy systems under warranty, the Company’s historical experience with warranty claims, assumptions on warranty claims to occur over a systems’ warranty period and the Company’s estimated replacement costs. A warranty is provided for solar systems sold and leased. However, for the solar energy systems under Customer Agreements, the Company does not accrue a warranty liability because those systems are owned by consolidated subsidiaries of the Company. Instead, any repair costs on those solar energy systems are expensed when they are incurred as a component of customer agreements and incentives costs of revenue.

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
Derivative Financial Instruments
The Company recognizes all derivative instruments on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive loss if a derivative is designated as part of a hedge transaction. The ineffective portion of the hedge, if any, is immediately recognized in earnings and are included in other (expenses) income, net in the consolidated statements of operations.
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

    The Company begins to recognize revenue on Customer Agreements when permission to operate ("PTO") is given by the local utility company or on the date daily operation commences if utility approval is not required. Revenue recognition does not necessarily follow the receipt of cash. For Customer Agreements that include a fixed fee per month which entitles the customer to any and all electricity generated by the system, and for which the Company’s obligation is to provide continuous access to a functioning solar energy system, the Company recognizes revenue evenly over the time that it satisfies its performance obligations, which is over the initial term of Customer Agreements. For Customer Agreements that charge a fixed price per kilowatt hour, and for which the Company’s obligation is the provision of electricity from a solar energy system, revenue is recognized based on the actual amount of power generated at rates specified under the contracts. Customer Agreements typically have an initial term of 20 or 25 years. After the initial contract term, Customer Agreements typically automatically renew on an annual basis.

    SREC revenue arises from the sale of environmental credits generated by solar energy systems and is generally recognized upon delivery of the SRECs to the counterparty or upon reporting of the electricity generation. For pass-through financing obligation Funds, the value attributable to the monetization of Commercial ITCs are recognized in the period a solar system is granted PTO - see Note 14, Pass-through Financing Obligations.

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

Sunrun Inc.
Notes to Consolidated Financial Statements — Continued
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
Solar energy systems and product sales
For solar energy systems sold to customers when the solar energy system passes inspection by the authority having jurisdiction, which inspection generally occurs after installation but prior to PTO, at which time the Company has met the performance obligation in the contract. For solar energy system sales that include delivery obligations up until interconnection to the local power grid with permission to operate, the Company recognizes revenue at PTO. The Company’s installation Projects are typically completed in less than twelve months.
Product sales consist of solar panels, racking systems, inverters, other solar energy products sold to resellers, roofing services, fees for extended services on solar energy systems sold to customers and customer leads. Product sales revenue is recognized at the time when control is transferred, upon shipment. Customer lead revenue, included in product sales, is recognized at the time the lead is delivered.
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
Research and development Expense
Research and development expenses include personnel costs, allocated overhead costs, and other costs related to the development of the Company’s proprietary technology.

Sunrun Inc.
Notes to Consolidated Financial Statements — Continued
Stock-Based Compensation
The Company grants stock options and restricted stock units (“RSUs”) for its equity incentive plan and employee stock purchase plan. Stock-based compensation to employees is measured based on the grant date fair value of the awards and recognized over the period during which the employee is required to perform services in exchange for the award (generally the vesting period of the award). The Company estimates the fair value of stock options and employee stock purchase plans awards granted using the Black-Scholes option-valuation model. Upon completion of the acquisition of Vivint Solar, all outstanding equity awards under Vivint Solar's equity incentive plans were automatically converted to Sunrun equity awards with the number of shares underlying such awards (and, in the case of stock options, the applicable exercise price) adjusted based on the exchange ratio of 0.55 shares of Sunrun common stock per share of Vivint Solar common stock and the fair value was also updated in accordance with ASC 718, Stock Compensation. Compensation cost is recognized over the vesting period of the applicable award using the straight-line method for those options expected to vest. For performance-based equity compensation awards, the Company generally recognizes compensation expense for each vesting tranche over the related performance period.
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

Sunrun Inc.
Notes to Consolidated Financial Statements — Continued
The Company sells solar energy systems to the Funds. As the Funds are consolidated by the Company, the gain on the sale of the solar energy systems is not recognized in the consolidated financial statements. However, this gain is recognized for tax reporting purposes. The Company accounts for the income tax consequences of these intra-entity transfers, both current and deferred, as a component of income tax expense and deferred tax liability, net during the period in which the transfers occur.
The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal, state and local jurisdictions, where applicable. The statute of limitations for the tax returns varies by jurisdiction.
Concentrations of Risk
Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash and accounts receivable, which includes rebates receivable. The associated risk of concentration for cash is mitigated by banking with institutions with high credit ratings. At certain times, amounts on deposit exceed Federal Deposit Insurance Corporation insurance limits. The Company does not require collateral or other security to support accounts receivable. To reduce credit risk, management performs periodic credit evaluations and ongoing evaluations of its customers’ financial condition. Rebates receivable are due from various states and local governments as well as various utility companies. The Company considers the collectability risk of such amounts to be low. The Company is not dependent on any single customer. The Company’s customers under Customer Agreements are primarily located in California, Arizona, New Jersey, Hawaii, New York, Maryland and Massachusetts. The loss of a customer would not adversely impact the Company’s operating results or financial position. The Company depends on a limited number of suppliers of solar panels and other system components. During the years ended December 31, 2020 and 2019, the solar materials purchases from the top five suppliers were approximately $297.7 million and $180.1 million, respectively.
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

Sunrun Inc.
Notes to Consolidated Financial Statements — Continued
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
In January 2021, the FASB issued ASU No. 2021-01, Reference Rate Reform (Topic 848): Scope, which permits entities to elect certain optional expedients and exceptions when accounting for derivative contracts and certain hedging relationships affected by reference rate reform. This ASU is effective upon issuance and can generally be applied through December 31, 2022. The Company is currently evaluating this guidance and the impact it may have on the Company’s consolidated financial statements.

Note 3. Acquisitions
Omni Energy, LLC
    In July 2019, the Company acquired a specified customer pipeline and assembled workforce from Omni Energy, LLC (“Omni”), an existing solar integrator with multi-family solar project origination and development capabilities.
     The purchase consideration for the assets acquired was approximately $23.5 million, consisting of $2.7 million in cash upfront and $20.8 million representing the fair value of contingent consideration based upon new solar system installations through 2022. The Company estimated the fair value of the contingent consideration at the acquisition date using a probability-weighted discounted cash flow methodology. The estimated range of outcomes (undiscounted) was from $17.7 million to $28.9 million. The total fair value of the assets acquired of $23.5 million is comprised of an intangible asset related to customer relationships of $14.2 million with estimated useful life of five years, and goodwill of $9.3 million. Customer relationships were valued with level 3 inputs. The Company reassesses the valuation assumptions each reporting period, with any changes in the fair value accounted for in sales and marketing expense within the consolidated statements of operations. The fair value of the contingent consideration as of December 31, 2020 and 2019 was $4.7 million and $11.8 million, respectively.
The fair value of the assets acquired and liabilities assumed was finalized during 2020 and resulted in no additional adjustments.

Sunrun Inc.
Notes to Consolidated Financial Statements — Continued
     Goodwill represents the excess of the purchase price over the fair value of the assets acquired and liabilities assumed. Goodwill recorded is primarily attributable to the acquired assembled workforce and synergies achieved through the elimination of redundant costs.
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
The calculation of the purchase price is as follows (in thousands, except for share, per share and ratio amounts):

Vivint Solar outstanding common stock at October 8, 2020	126,313,816
Exchange ratio	0.55
Number of Sunrun shares issued	69,472,599
Per share price of Sunrun common stock at October 8, 2020	$70.54
Fair value of Sunrun common stock issued	4,900,597
Fair value of replacement Sunrun stock options and restricted stock units	136,919
Purchase price	$5,037,516
Transaction costs of $25.5 million were expensed as incurred in general and administrative expense in the Company's consolidated statements of operations.
The results of Vivint Solar have been included in the Company's consolidated financial statements since the acquisition date. For the year ended December 31, 2020, the revenue and net loss from Vivint Solar recognized in the Company's consolidated statement of operations were $81.3 million and $167.7 million, respectively.
Fair values assigned to assets acquired and liabilities assumed are based on a complex series of judgments about future events and uncertainties and rely heavily on estimates and assumptions. The judgments used to determine the estimated fair value assigned to each class of assets acquired and liabilities assumed, as well as asset lives and the expected future cash flows and related discount rates, can materially impact the Company's results of operations. Specifically, the Company used discounted cash flow models to value the solar energy systems and the noncontrolling interests in subsidiaries. Inputs used for the models were Level 3 inputs and included the amount of cash flows, the expected period of the cash flows and the discount rates. The fair value of the assumed debt instruments was based on rates offered for debt with similar maturities and terms on October 8, 2020 and its fair value fell under the Level 2 hierarchy.
As the Company finalizes the fair value of assets acquired and liabilities assumed, additional purchase price adjustments may be recorded during the measurement period (a period not to exceed 12 months) in 2021. The Company is in the process of finalizing its third-party valuations of solar energy systems; thus, the provisional measurements of solar energy systems, goodwill and deferred income tax assets are subject to change as additional information is received and certain tax returns are finalized.

Sunrun Inc.
Notes to Consolidated Financial Statements — Continued
The following table sets forth the purchase accounting for Vivint Solar’s identifiable tangible and intangible assets acquired and liabilities assumed, with the excess recorded as goodwill (in thousands):

Assets acquired:
Cash and cash equivalents	$433,217
Accounts receivable	29,207
Inventories	70,028
Solar energy systems	2,979,304
Property and equipment	19,308
Intangible assets	3,900
Restricted cash, current and non-current	104,025
Prepaid expenses and other assets, current and non-current	110,402
Total assets acquired	3,749,391
Liabilities assumed:
Accrued liabilities, accounts payable and distributions payable	177,092
Finance lease obligations, current and non-current	8,408
Deferred revenue, current and long-term	32,604
Debt, current and long-term	2,191,831
Pass-through financing obligation, current and non-current	4,759
Long-term deferred tax liability	92,792
Other long-term liabilities	101,764
Total liabilities assumed	2,609,250
Net assets acquired, excluding goodwill	1,140,141
Redeemable non-controlling interests in subsidiaries	58,300
Non-controlling interests in subsidiaries	229,400
Total other	287,700
Total preliminary estimated purchase price	5,037,516
Goodwill	$4,185,075
Goodwill represents a significant portion of the purchase price for Vivint Solar and is primarily attributable to the acquired assembled workforce and expected synergies from combining operations. Goodwill is not expected to be deductible for tax purposes.
The following table shows selected unaudited pro forma condensed combined total revenue and earnings of the Company after giving effect to the Merger. The selected unaudited pro forma condensed combined total revenue and earnings for the twelve months ended December 31, 2020 and 2019 give effect to the Merger if it occurred on January 1, 2019, the first day of the Company’s 2019 fiscal year (in thousands).

	Year Ended December 31,
	2020	2019
Total revenues	$1,234,352	$1,198,759
Net loss	$(971,554)	$(886,774)

Sunrun Inc.
Notes to Consolidated Financial Statements — Continued
The unaudited pro forma financial information includes adjustments to give effect to pro forma events that are directly attributable to the acquisition. The pro forma financial information includes adjustments to amortization and depreciation for solar energy systems, share based compensation, the effect of acquisition on deferred costs and revenues and noncontrolling interests, and transaction costs related to the acquisition. The unaudited pro forma financial information is presented for illustrative purposes only and is not necessarily indicative of the results of operations of future periods. The unaudited pro forma financial information does not give effect to the potential impact of current financial conditions, regulatory matters, or any anticipated synergies, operating efficiencies, or cost savings that may be associated with the acquisition.

Note 4. Fair Value Measurement
At December 31, 2020 and 2019, the carrying value of receivables, accounts payable, accrued expenses and distributions payable to noncontrolling interests approximates fair value due to their short-term nature and falls under the Level 2 hierarchy. The carrying values and fair values of debt instruments are as follows (in thousands):

	December 31, 2020		December 31, 2019
	Carrying Value	Fair Value	Carrying Value	Fair Value
Recourse debt	$230,660	$230,660	$239,485	$239,485
Senior debt	1,722,730	1,733,767	625,519	626,023
Subordinated debt	934,386	958,880	513,938	524,581
Securitization debt	1,908,369	2,012,283	875,998	931,320
Total	$4,796,145	$4,935,590	$2,254,940	$2,321,409
At December 31, 2020 and 2019, the fair value of the Company’s lines of credit, and certain senior, subordinated, and SREC loans approximate their carrying values because their interest rates are variable rates that approximate rates currently available to the Company. At December 31, 2020 and 2019, the fair value of the Company’s other debt instruments are based on rates currently offered for debt with similar maturities and terms. The Company’s fair value of the debt instruments fell under the Level 2 hierarchy. These valuation approaches involve some level of management estimation and judgment, the degree of which is dependent on the price transparency for the instruments or market.
At December 31, 2020 and 2019, financial instruments measured at fair value on a recurring basis, based upon the fair value hierarchy are as follows (in thousands):

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Derivative assets:
Interest rate swaps	$—	$5,218	$—	$5,218
Total	$—	$5,218	$—	$5,218

Derivative liabilities:
Interest rate swaps	$—	$175,444	$—	$175,444
Total	$—	$175,444	$—	$175,444

Contingent consideration:
Contingent consideration:	$—	$—	$4,653	$4,653
Total	$—	$—	$4,653	$4,653

Sunrun Inc.
Notes to Consolidated Financial Statements — Continued

	December 31, 2019
	Level 1	Level 2	Level 3	Total
Derivative assets:
Interest rate swaps	$—	$683	$—	$683
Total	$—	$683	$—	$683

Derivative liabilities:
Interest rate swaps	$—	$64,361	$—	$64,361
Total	$—	$64,361	$—	$64,361

Contingent consideration:
Contingent consideration:	$—	$—	$11,809	$11,809
Total	$—	$—	$11,809	$11,809
The above balances are recorded in other assets and other liabilities, respectively, in the consolidated balance sheets, except for $0.1 million as of December 31, 2020, which is recorded in prepaid and other assets and $23.9 million as of December 31, 2020, which is recorded in accrued expenses and other liabilities.
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
The Company recorded contingent consideration in connection with the Omni business combination, which is dependent on the achievement of specified deployment milestones associated with the number of solar systems installed through 2022. The Company determined the fair value of the contingent consideration using a probability-weighted expected return methodology that considers the timing and probabilities of achieving these milestones and uses discount rates that reflect the appropriate cost of capital. Contingent consideration was valued with level 3 inputs. The Company reassesses the valuation assumptions each reporting period, with any changes in the fair value accounted for in the consolidated statements of operations.
The following table summarizes the activity of Level 3 contingent consideration balance in the year ended December 31, 2020 (in thousands):

Balance recorded in connection with business acquisition	$20,800
Gains recognized in earnings within sales and marketing expense	(2,271)
Payable for solar systems that have met deployment milestones	(6,720)
Balance at December 31, 2019	11,809
Change in fair value recognized in earnings within sales and marketing expense	(6,030)
Payable for solar systems that have met deployment milestones	(1,126)
Balance at December 31, 2020	$4,653

Sunrun Inc.
Notes to Consolidated Financial Statements — Continued
Note 5. Inventories
Inventories consist of the following (in thousands):

	December 31,
	2020	2019
Raw materials	$241,095	$239,449
Work-in-process	41,950	21,122
Total	$283,045	$260,571
    The Internal Revenue Service (“IRS”) provided taxpayers a safe harbor opportunity to retain access to the pre-step down tax credit amounts through specific rules released in Notice 2018-59. The Company has sought to avail itself of the safe harbor by incurring certain costs and taking title in in the year the Company took delivery, for tax purposes, of the underlying inventory and/or by performing physical work on components that will be installed in solar facilities. There was approximately $73.0 million and $132.6 million for the years ended December 31, 2020 and 2019, respectively, related to the safe harbor program within raw materials.

Note 6. Solar Energy Systems, net
Solar energy systems, net consists of the following (in thousands):

	December 31,
	2020	2019
Solar energy system equipment costs	$7,839,427	$4,510,677
Inverters	883,785	471,471
Total solar energy systems	8,723,212	4,982,148
Less: accumulated depreciation and amortization	(914,551)	(692,218)
Add: construction-in-progress	394,127	202,685
Total solar energy systems, net	$8,202,788	$4,492,615
All solar energy systems, including construction-in-progress, have been leased to or are subject to signed Customer Agreements with customers. The Company recorded depreciation expense related to solar energy systems of $225.9 million, $167.9 million and $139.2 million for the years ended December 31, 2020, 2019 and 2018, respectively. The depreciation expense was reduced by the amortization of deferred grants of $8.2 million, $8.1 million and $7.8 million for the years ended December 31, 2020, 2019 and 2018, respectively.
Note 7. Property and Equipment, net
Property and equipment, net consists of the following (in thousands):

	December 31,
	2020	2019
Machinery and equipment	$8,860	$7,907
Leasehold improvements, furniture, and computer hardware	42,614	34,951
Vehicles	68,245	65,663
Computer software	37,997	35,329
Total property and equipment	157,716	143,850
Less: Accumulated depreciation and amortization	(95,534)	(87,142)
Total property and equipment, net	$62,182	$56,708
Depreciation and amortization expense was $20.0 million, $22.6 million and $20.4 million for the years ended December 31, 2020, 2019 and 2018, respectively.

Note 8. Goodwill and Intangible Assets, net
The goodwill and intangible assets were acquired as part of the acquisition of Mainstream Energy Corporation, which included AEE Solar and its racking business SnapNrack; Clean Energy Experts, LLC; Omni Energy, LLC; and Vivint Solar.
The change in the carrying value of goodwill is as follows (in thousands):

Balance—January 1, 2018	$87,543
Acquisition of Omni (Note 3)	7,551
Balance—December 31, 2019	95,094
Acquisition of Vivint Solar (Note 3)	$4,185,075
Balance—December 31, 2020	$4,280,169
The Company performs its annual impairment test of goodwill on October 1 of each fiscal year or whenever events or circumstances change or occur that would indicate that goodwill might be impaired. The Company has determined that it has one reporting unit.
There was no impairment of goodwill during the years ended December 31, 2020, 2019 and 2018, respectively.
Intangible assets, net as of December 31, 2020 consist of the following (in thousands, except weighted average remaining life):

	Cost	Accumulated amortization	Carrying value	Weighted average remaining life (in years)
Customer relationships	$32,770	$(15,349)	$17,421	3.6
Developed technology	6,820	(6,820)	—	—
Trade names	6,990	(6,149)	841	2.3
Total	$46,580	$(28,318)	$18,262
Intangible assets, net as of December 31, 2019 consist of the following (in thousands, except weighted average remaining life):

	Cost	Accumulated amortization	Carrying value	Weighted average remaining life (in years)
Customer relationships	$28,870	$(10,837)	$18,033	4.3
Developed technology	6,820	(6,525)	295	0.3
Trade names	6,990	(5,775)	1,215	3.3
Total	$42,680	$(23,137)	$19,543

The Company recorded amortization of intangible assets expense of $5.2 million, $4.8 million and $4.2 million for the years ended December 31, 2020, 2019 and 2018, respectively. As of December 31, 2020, expected amortization of intangible assets for each of the five succeeding fiscal years and thereafter is as follows (in thousands):

2021	$5,371
2022	5,364
2023	4,673
2024	2,269
2025	585
Thereafter	—
Total	$18,262

Note 9. Other Assets
Other assets consist of the following (in thousands):

	December 31,
	2020	2019
Costs to obtain contracts - customer agreements	$377,839	$268,964
Costs to obtain contracts - incentives	2,481	2,481
Accumulated amortization of costs to obtain contracts	(51,365)	(36,925)
Unbilled receivables	150,603	105,574
Allowance for credit loss on unbilled receivables	(1,731)	(1,228)
Operating lease right-of-use assets	81,516	34,678
Equity method investment	65,356	—
Other assets	56,966	34,859
Total	$681,665	$408,403
    The Company recorded amortization of costs to obtain contracts of $14.4 million and $11.8 million for the years ended December 31, 2020 and 2019, respectively, in the sales and marketing expense.

    The majority of unbilled receivables arise from fixed price escalators included in the Company’s long-term Customer Agreements.  The escalator is included in calculating the total estimated transaction value for an individual Customer Agreement.  The total estimated transaction value is then recognized over the term of the Customer Agreement. The amount of unbilled receivables increases while cumulative billings for an individual Customer Agreement are less than the cumulative revenue recognized for that Customer Agreement.  Conversely, the amount of unbilled receivables decreases when the actual cumulative billings becomes higher than the cumulative revenue recognized. At the end of the initial term of a Customer Agreement, the cumulative amounts recognized as revenue and billed to date are the same, therefore the unbilled receivable balance for an individual Customer Agreement will be zero. As a result of the adoption of ASU No. 2016-13, an allowance for credit loss on unbilled receivables was established as of January 1, 2020. The Company applies an estimated loss-rate in order to determine the current expected credit loss for unbilled receivables. The estimated loss-rate is determined by analyzing historical credit losses, residential first and second mortgage foreclosures and consumers' utility default rates, as well as current economic conditions. The Company reviews individual customer collection status of electricity billings to determine whether the unbilled receivables for an individual customer should be written off, including the possibility of a service transfer to a potential new homeowner.

Note 10. Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consist of the following (in thousands):

	December 31,
	2020	2019
Accrued employee compensation	$91,115	$38,750
Operating lease obligations	21,461	9,790
Accrued interest	38,340	13,048
Accrued professional fees	15,834	4,732
Other accrued expenses	158,864	82,177
Total	$325,614	$148,497

Note 11. Indebtedness
As of December 31, 2020 and 2019, respectively, debt consisted of the following (in thousands, except percentages):

	December 31, 2020	December 31, 2019	Unused Borrowing Capacity (1)	Weighted Average Interest Rate at December 31, 2020 (2)	Weighted Average Interest Rate at December 31, 2019 (2)	Contractual Interest Rate (3)	Contractual Maturity Date
Recourse debt
Bank Line of Credit (4)	$230,660	$239,485	$—	3.53%	5.36%	LIBOR +3.25%	April 2022
Total recourse debt	230,660	239,485	—

Non-recourse debt (5)
Senior revolving and delayed draw loans (6)(7)	587,600	157,200	99,429	2.85%	4.40%	LIBOR +2.50% - 3.10%	March 2023 - October 2027
Senior non-revolving loans	1,087,386	476,909	—	3.68%	4.16%	4.50% - 6.50%; LIBOR +2.125% - 3.00%	April 2022 - November 2040
Subordinated delayed draw loans	282,722	—	56,963	8.43%	N/A	8.00% - 10.00%	May 2023 - October 2032
Subordinated loans (8)	668,642	526,825	—	8.76%	9.04%	9.25% - 10.00%; LIBOR +5.00% - 9.00%	March 2023 - January 2042
Securitized loans	1,885,981	902,891	—	4.18%	4.36%	2.33% - 5.31%; LIBOR +2.50%	August 2023 - February 2055
Total nonrecourse debt	4,512,331	2,063,825	156,392
Total recourse and nonrecourse debt	4,742,991	2,303,310	156,392
Plus: Debt premium	108,779	—	—
Less: Debt discount	(55,625)	(48,370)	—
Total debt, net	$4,796,145	$2,254,940	$156,392

(1)Represents the additional amount the Company could borrow, if any, based on the state of its existing assets as of December 31, 2020.
(2)Reflects weighted average contractual, unhedged rates. See Note 12, Derivatives for hedge rates.
(3)Ranges shown reflect fixed interest rate and rates using LIBOR as applicable.
(4)This syndicated working capital facility with banks has a total commitment up to $250.0 million and is secured by substantially all of the unencumbered assets of the Company, as well as ownership interests in certain subsidiaries of the Company. Loans under this facility bear interest at LIBOR +3.25% per annum or Base Rate +2.25% per annum. The Base Rate is the highest of the Federal Funds Rate +0.50%, the Prime Rate, or LIBOR +1.00%. Subject to various restrictive covenants, such as the completion and presentation of audited consolidated financial statements, maintaining a minimum unencumbered liquidity of at least $25.0 million at the end of each calendar month, maintaining quarter end liquidity to be at least $35.0 million, and maintaining a minimum interest coverage ratio of 3.50 or greater, measured quarterly as of the last day of each quarter. The Company was in compliance with all debt covenants as of December 31, 2020.
(5)Certain loans under this category are part of project equity transactions.
(6)A loan within this category, with an outstanding balance of $60.0 million as of December 31, 2020 is recourse to Vivint Solar Inc., a wholly owned subsidiary of the Company, and is non-recourse to the Company. Under this loan, the Company may incur up to an aggregate principal amount of $200.0 million in revolver borrowings. Borrowings under this revolving loan may be designated as base rate loans or LIBOR loans, subject to certain terms and conditions. Base rate loans accrue interest at a rate per year equal to 2.25% plus the highest of (i) the federal funds rate plus 0.50%, (ii) Bank of America, N.A.’s published “prime rate,” and (iii) LIBOR rate plus 1.00%, subject to a 0.00% floor. LIBOR loans accrue interest at a rate per annum equal to 3.25% plus the fluctuating rate of interest equal to LIBOR or a comparable successor rate approved by the administrative agent, subject to a 0.00% floor. In addition to customary covenants for these type of facilities, the Company is subject to financial covenants and is required to have unencumbered cash and cash equivalents at the end of each fiscal quarter of at least the greater of (i) $30.0 million and (ii) the amount of unencumbered liquidity to be maintained by Vivint Solar, Inc. in accordance with any loan documents governing recourse debt facilities of Vivint Solar Inc. As of December 31, 2020, Vivint Solar, Inc. did not have any recourse debt facilities other than the facility described in this paragraph.
(7)Pursuant to the terms of the aggregation facilities within this category the Company may draw up to an aggregate principal amount of $1.1 billion in revolver borrowings depending on the available borrowing base at the time.
(8)A loan under this category with an outstanding balance of $123.4 million as of December 31, 2020 contains a put option that can be exercised beginning in 2036 that would require the Company to pay off the entire loan on November 30, 2037.

Senior and Subordinated Debt Facilities
    Each of the Company's senior and subordinated debt facilities contain customary covenants including the requirement to maintain certain financial measurements and provide lender reporting. Each of the senior and subordinated debt facilities also contain certain provisions in the event of default that entitle lenders to take certain actions including acceleration of amounts due under the facilities and acquisition of membership interests and assets that are pledged to the lenders under the terms of the senior and subordinated debt facilities. The facilities are non-recourse to the Company and are secured by net cash flows from Customer Agreements or inventories less certain operating, maintenance and other expenses that are available to the borrower after distributions to tax equity investors, where applicable. Under the terms of these facilities, the Company's subsidiaries pay interest and principal from the net cash flows available to the subsidiaries. The Company was in compliance with all debt covenants as of December 31, 2020.
Securitization Loans
Each of the Company's securitized loans contains customary covenants including the requirement to provide reporting to the indenture trustee and ratings agencies. Each of the securitized loans also contain certain provisions in the event of default which entitle the indenture trustee to take certain actions including acceleration of amounts due under the facilities and acquisition of membership interests and assets that are pledged to the lenders under the terms of the securitized loans. The facilities are non-recourse to the Company and are secured by net cash flows from Customer Agreements less certain operating, maintenance and other expenses which are available to the borrower after distributions to tax equity investors, where applicable. Under the terms of these loans, the Company's subsidiaries pay interest and principal from the net cash flows available to the subsidiaries. The Company was in compliance with all debt covenants as of December 31, 2020.

Maturities of Indebtedness
The aggregate future principal payments for debt as of December 31, 2020 are as follows (in thousands):

2021	$190,212
2022	342,044
2023	819,298
2024	565,439
2025	400,586
Thereafter	2,425,412
Subtotal	4,742,991
Plus: Debt premium	108,779
Less: Debt discount	(55,625)
Total	$4,796,145

Note 12. Derivatives
Interest Rate Swaps
The Company uses interest rate swaps to hedge variable interest payments due on certain of its term loans and aggregation facility. These swaps allow the Company to incur fixed interest rates on these loans and receive payments based on variable interest rates with the swap counterparty based on the one or three month LIBOR on the notional amounts over the life of the swaps.
Certain interest rate swaps have been designated as cash flow hedges. The credit risk adjustment associated with these swaps is the risk of non-performance by the counterparties to the contracts. In the year ended December 31, 2020, the majority of hedge relationships on the Company’s interest rate swaps have been assessed as highly effective as the quarterly assessment performed determined changes in cash flows of the derivative instruments have been highly effective in offsetting the changes in the cash flows of the hedged items and are expected to be highly effective in the future. Accordingly, changes in the fair value of these derivatives are recorded as a component of accumulated other comprehensive income, net of income taxes. Changes in the fair value of these derivatives are subsequently reclassified into earnings, and are included in interest expense, net in the Company’s statements of operations, in the period that the hedged forecasted transactions affects earnings. To the extent that the hedge relationships are not effective, changes in the fair value of these derivatives are recorded in other expenses, net in the Company's statements of operations on a prospective basis.
The Company’s master netting and other similar arrangements allow net settlements under certain conditions. When those conditions are met, the Company presents derivatives at net fair value. As of December 31, 2020, the information related to these offsetting arrangements were as follows (in thousands):

Instrument Description	Gross Amounts of Recognized Assets / Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets / Liabilities Included in the Consolidated Balance Sheet	Notional Amount (1)
Assets:
Derivatives	$5,218	$(19)	$5,199	$357,875

Liabilities:
Derivatives	(175,444)	19	(175,425)	1,987,126
Total	$(170,226)	$—	$(170,226)	$2,345,001

(1)Comprised of 52 interest rate swaps which effectively fix the LIBOR portion of interest rates on outstanding balances of certain loans under the senior and securitized sections of the debt footnote table (see Note 11, Indebtedness) at 0.57% to 3.33% per annum. These swaps mature from April 30, 2021 to January 31, 2043.

As of December 31, 2019, the information related to these offsetting arrangements were as follows (in thousands):

Instrument Description	Gross Amounts of Recognized Assets / Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets / Liabilities Included in the Consolidated Balance Sheet	Notional Amount
Assets:
Derivatives	$683	$(615)	$68	$11,605

Liabilities:
Derivatives	(64,361)	615	(63,746)	1,161,092
Total	$(63,678)	$—	$(63,678)	$1,172,697
The losses (gains) on derivatives designated as cash flow hedges recognized into OCI, before tax effect, consisted of the following (in thousands):

	Year Ended December 31,
	2020	2019	2018
Derivatives designated as cash flow hedges:
Interest rate swaps	$86,367	$65,809	$(8,602)
The losses (gains) on derivatives financial instruments recognized into the consolidated statements of operations, before tax effect, consisted of the following (in thousands):

	Year Ended December 31,
	2020		2019		2018
	Interest expense, net	Other expense, net	Interest expense, net	Other expense, net	Interest expense, net	Other expense, net
Derivatives designated as cash flow hedges:
Interest rate swaps
Losses (gains) reclassified from AOCI into income	$12,971	$—	$(785)	$—	$295	$(7,549)
Derivatives not designated as cash flow hedges:
Interest rate swaps
Gains recognized into income	—	(2,911)	—	—	—	—
Total losses (gains)	$12,971	$(2,911)	$(785)	$—	$295	$(7,549)
All amounts in Accumulated other comprehensive income (loss) ("AOCI") in the consolidated statements of redeemable noncontrolling interests and equity relate to derivatives, refer to the consolidated statements of comprehensive (loss) income. The net (loss) gain on derivatives includes the tax effect of $19.4 million, $17.7 million and $0.4 million for the twelve months ended December 31, 2020, 2019 and 2018, respectively.
During the next 12 months, the Company expects to reclassify $28.2 million of net losses on derivative instruments from accumulated other comprehensive income to earnings. There were six undesignated derivative instruments recorded by the Company as of December 31, 2020.

Note 13. Pass-Through Financing Obligations
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
Under these financing obligation arrangements, wholly owned subsidiaries of the Company finance the cost of solar energy systems with investors for an initial term of typically 20 or 22 years, and one fund with an initial term of 7 years. The solar energy systems are subject to Customer Agreements with an initial term of typically 20 or 25 years that automatically renew on an annual basis. These solar energy systems are reported under the line item solar energy systems, net in the consolidated balance sheets. As of December 31, 2020 and 2019, the cost of the solar energy systems placed in service under the financing obligation arrangements was $715.5 million and $657.9 million, respectively. The accumulated depreciation related to these assets as of December 31, 2020 and 2019 was $120.2 million and $95.9 million, respectively.
The investors make a series of large up-front payments and in certain cases subsequent smaller quarterly payments (lease payments) to the subsidiaries of the Company. The Company accounts for the payments received from the investors under the financing obligation arrangements as borrowings by recording the proceeds received as financing obligations on its consolidated balance sheets, and cash provided by financing activities in its consolidated statement of cash flows. These financing obligations are reduced over a period of approximately 22 years, or over seven years in the case of one fund, by customer payments under the Customer Agreements, U.S. Treasury grants (where applicable),) and proceeds from the contracted resale of SRECs as they are received by the investor. In addition, funds paid for the Commercial ITC value upfront are initially recorded as a refund liability and recognized as revenue as the associated solar system reaches PTO. The Commercial ITC value is reflected in cash provided by operations on the consolidated statement of cash flows. The Company accounts for the Customer Agreements and any related U.S. Treasury grants as well as the resale of SRECs consistent with the Company’s revenue recognition accounting policies as described in Note 2, Summary of Significant Accounting Policies.
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
Under the majority of the financing obligations, the Company is responsible for services such as warranty support, accounting, lease servicing and performance reporting to customers. As part of the warranty and performance guarantee with the customers in applicable funds, the Company guarantees certain specified minimum annual solar energy production output for the solar energy systems leased to the customers, which the Company accounts for as disclosed in Note 2, Summary of Significant Accounting Policies.

Note 14. VIE Arrangements
The Company consolidated various VIEs at December 31, 2020 and 2019. The carrying amounts and classification of the VIEs’ assets and liabilities included in the consolidated balance sheets are as follows (in thousands):

	December 31,
	2020	2019
Assets
Current assets
Cash	$219,502	$133,362
Restricted cash	34,559	2,746
Accounts receivable, net	35,152	21,956
Inventories	23,306	15,721
Prepaid expenses and other current assets	2,629	554
Total current assets	315,148	174,339
Solar energy systems, net	6,748,127	3,259,712
Other assets	127,591	87,151
Total assets	$7,190,866	$3,521,202
Liabilities
Current liabilities
Accounts payable	$15,609	$11,531
Distributions payable to noncontrolling interests and redeemable noncontrolling interests	28,577	16,012
Accrued expenses and other liabilities	24,660	10,740
Deferred revenue, current portion	44,906	38,265
Deferred grants, current portion	1,007	1,011
Non-recourse debt, current portion	31,594	4,901
Total current liabilities	146,353	82,460
Deferred revenue, net of current portion	493,161	443,873
Deferred grants, net of current portion	25,891	27,023
Non-recourse debt, net of current portion	1,160,817	201,575
Other liabilities	31,745	19,633
Total liabilities	$1,857,967	$774,564
As a result of the acquisition of Vivint Solar on October 8, 2020, the Company added 35 VIE funds.
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

The carrying value of redeemable noncontrolling interests was greater than the redemption value except for fifteen and nine Funds at December 31, 2020 and 2019, respectively, where the carrying value has been adjusted to the redemption value.
There was a $70.3 million difference between the fair value of the noncontrolling interests and redeemable noncontrolling interests acquired at the date of the merger with Vivint Solar and the noncontrolling interests and redeemable noncontrolling interests balances as calculated using the HLBV method of accounting, which will remain in NCI until a realization event occurs.
Note 16. Stockholders’ Equity
Convertible Preferred Stock
The Company did not have any convertible preferred stock issued and outstanding as of December 31, 2020 and 2019.
The Company did not declare or pay any dividends in 2020, 2019 or 2018.
Common Stock
The Company has reserved sufficient shares of common stock for issuance upon the exercise of stock options and the exercise of warrants. Common stockholders are entitled to dividends if and when declared by the board of directors, subject to the prior rights of the preferred stockholders. As of December 31, 2020, no common stock dividends had been declared by the board of directors.
The Company has reserved shares of common stock for issuance as follows (in thousands):

	December 31,
	2020	2019
Stock plans
Shares available for grant
Vivint's 2014 Equity Incentive Plan	8,940	—
2015 Equity Incentive Plan	15,033	14,828
2015 Employee Stock Purchase Plan	8,216	6,522
Options outstanding	8,019	10,784
Restricted stock units outstanding	7,103	3,943
Total	47,311	36,077
Stock Repurchase Program
In November 2019, the Company's board of directors approved a stock repurchase program authorizing the Company to repurchase up to $50.0 million of its common stock from time to time over the next three years. Stock repurchases under this program may be made through open market transactions, negotiated purchases or otherwise, at times and in such amounts as the Company considers appropriate and in accordance with applicable regulations of the Securities and Exchange Commission. The timing of repurchases and the number of shares repurchased will depend on a variety of factors including price, regulatory requirements, and other market conditions. The Company may limit, amend, suspend, or terminate the stock repurchase program at any time without prior notice. Any shares repurchased under the program will be returned to the status of authorized, but unissued shares of common stock. During 2019, the Company repurchased 368,996 shares for approximately $5.0 million. There were no such repurchases in 2020.

Sunrun Inc.
Notes to Consolidated Financial Statements — Continued
Note 17. Stock-Based Compensation
2013 Equity Incentive Plan
In July 2013, the Board of Directors approved the 2013 Equity Incentive Plan (“2013 Plan”). In March 2015, the Board of Directors authorized an additional 3,000,000 shares reserved for issuance under the 2013 Plan. An aggregate of 4,500,000 shares of common stock are reserved for issuance under the 2013 Plan plus (i) any shares that were reserved but not issued under the plan that was previously in place, and (ii) any shares subject to stock options or similar awards granted under the plan that was previously in place that expire or otherwise terminate without having been exercised in full and shares issued that are forfeited to or repurchased by the Company, with the maximum number of shares to be added to the 2013 Plan pursuant to clauses (i) and (ii) equal to 8,044,829 shares. Stock options granted to employees generally have a maximum term of ten-years and vest over a four-year period from the date of grant; 25% vest at the end of one year, and 75% vest monthly over the remaining three years. The options may include provisions permitting exercise of the option prior to full vesting. Any unvested shares shall be subject to repurchase by the Company at the original exercise price of the option in the event of a termination of an optionee’s employment prior to vesting. All the remaining shares that were available for future grants under the 2013 Plan were transferred to the 2015 Equity Incentive Plan (“2015 Plan”) at the inception of the 2015 Plan. As of December 31, 2020, the Company had not granted restricted stock or other equity awards (other than options) under the 2013 Plan.
2014 Equity Incentive Plan
In August 2014, the Board approved Sunrun's 2014 Equity Incentive Plan (“Sunrun 2014 Plan”). An aggregate of 947,342 shares of common stock are reserved for issuance under the Sunrun 2014 Plan. The Sunrun 2014 Plan was adopted to accommodate a broader transaction with a sales entity and to allow for similar transactions in the future. In July 2015, the Board approved an increase in the number of shares of common stock reserved to 1,197,342. As of July 2015, the Company granted all 1,197,342 restricted stock units (“RSUs”) available under the Sunrun 2014 Plan.
Vivint Solar 2014 Equity Incentive Plan
Upon completion of the Merger, the Company may grant equity awards through the Vivint Solar 2014 Equity Incentive Plan (“Vivint Solar 2014 Plan”). Under the Vivint Solar 2014 Plan, the Company may grant stock options, restricted stock, restricted stock units (“RSUs”), stock appreciation rights, performance stock units, performance shares and performance awards to its employees, directors and consultants, and its parent and subsidiary corporations’ employees and consultants.
As of December 31, 2020, a total of 8.9 million shares of common stock were available for grant under the Vivint Solar 2014 Plan, subject to adjustment in the case of certain events. In addition, any shares that otherwise would be returned to the Omnibus Plan (as defined below) as the result of the expiration or termination of stock options may be added to the Vivint Solar 2014 Plan. The number of shares available to grant under the Vivint Solar 2014 Plan is subject to an annual increase on the first day of each year.
2013 Omnibus Incentive Plan
Vivint Solar’s 2013 Omnibus Incentive Plan (the “Omnibus Plan”) was terminated in connection with the adoption of the Vivint Solar 2014 Plan in September 2014, and accordingly no additional shares are available for issuance under the Omnibus Plan. The Omnibus Plan will continue to govern outstanding awards granted under the plan. The stock options outstanding under the Omnibus Plan have a ten-year contractual period.
Long-term Incentive Plan
In July 2013, Vivint Solar’s board of directors approved shares of common stock for six Long-term Incentive Plan Pools (“LTIP Pools”) that comprise the 2013 Long-term Incentive Plan (the “LTIP”). Participants in the LTIP are allocated a portion of the LTIP Pools relative to the performance of other participants on a measurement date that is determined once performance conditions are met. The Merger Agreement provided that the LTIP awards outstanding immediately prior to the Closing Date were cancelled and terminated and that subsequent to the Closing Date, each holder of a cancelled LTIP award would be granted an RSU award to be settled in shares of

Sunrun Inc.
Notes to Consolidated Financial Statements — Continued
Sunrun common stock, with the number of shares underlying such award calculated as if the LTIP performance hurdles were achieved, with the Closing Date as the determination date. As a result, approximately 1.5 million shares of the Company common stock were awarded as RSUs to LTIP participants with a grant date equal to the Closing Date. These RSUs vest in three equal installments, subject to the grantee’s continued provision of services to the Company. One-third vested 30 days after the Closing Date, one-third will vest nine months after the Closing Date, and one-third will vest 18 months after the Closing Date. As of December 31, 2020, there are no remaining shares available for grant under the LTIP.
2015 Equity Incentive Plan
In July 2015, the Sunrun Board approved the 2015 Plan. An aggregate of 11,400,000 shares of common stock are reserved for issuance under the 2015 Plan plus (i) any shares that were reserved but not issued under the 2013 Plan at the inception of the 2015 Plan, and (ii) any shares subject to stock options or similar awards granted under the 2008 Plan, 2013 Plan and 2014 Plan that expire or otherwise terminate without having been exercised in full and shares issued that are forfeited to or repurchased by the Company, with the maximum number of shares to be added to the 2015 Plan pursuant to clauses (i) and (ii) equal to 15,439,334 shares. The 2015 Plan provides for annual automatic increases on January 1 to the shares reserved for issuance. The automatic increase of the number of shares available for issuance under the 2015 Plan is equal to the least of 10 million shares, 4% of the outstanding shares of common stock as of the last day of the Company’s immediately preceding fiscal year or such other amount as the Board of Directors may determine. In 2020 and 2019, the Board of Directors authorized an additional 4,738,048 and 4,525,946 shares reserved for issuance under the 2015 Plan, respectively. Stock options granted to employees generally have a maximum term of ten-years and vest over a four-year period from the date of grant; 25% vest at the end of one year, and 75% vest monthly over the remaining three years. The options may include provisions permitting exercise of the option prior to full vesting. Any unvested shares shall be subject to repurchase by the Company at the original exercise price of the option in the event of a termination of an optionee’s employment prior to vesting. RSUs granted to employees generally vest over a four-year period from the date of grant; 25% vest at the end of one year, and 75% vest quarterly over the remaining three years.
Stock Options
The following table summarizes the activity for all stock options under all of the Company’s equity incentive plans for the years ended December 31, 2020 and 2019 (shares and aggregate intrinsic value in thousands):

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2018	13,590	$6.07	6.63	$66,462
Granted	1,362	15.44
Exercised	(3,625)	5.48
Cancelled	(543)	7.62
Outstanding at December 31, 2019	10,784	7.38	6.52	71,745
Assumed through acquisition	2,565	10.23
Granted	1,740	17.48
Exercised	(6,608)	7.40
Cancelled	(462)	9.36
Outstanding at December 31, 2020	8,019	$10.35	6.87	$473,371
Options vested and exercisable at December 31, 2020	4,277	$6.65	5.35	$268,284
Options vested and expected to vest at December 31, 2020	8,019	$10.35	6.87	$473,371
There were no unvested exercisable shares as of the year ended December 31, 2020 and 2019, which are subject to a repurchase option held by the Company at the original exercise price. These options became fully vested during the year ended December 31, 2019.

Sunrun Inc.
Notes to Consolidated Financial Statements — Continued
The weighted-average grant-date fair value of stock options granted during the year ended December 31, 2020, 2019 and 2018 were $9.33, $8.27 and $4.21 per share, respectively. The total intrinsic value of the options exercised during the year ended December 31, 2020, 2019 and 2018 was $251.7 million, $37.8 million and $21.4 million, respectively. The aggregate intrinsic value is the difference of the current fair value of the stock and the exercise price for in-the-money stock options. The total fair value of options vested during the year ended December 31, 2020, 2019 and 2018 was $104.8 million, $9.5 million and $8.8 million, respectively.
The Company estimates the fair value of stock-based awards on their grant date using the Black-Scholes option-pricing model. The Company estimates the fair value using a single-option approach and amortizes the fair value on a straight-line basis for options expected to vest. All options are amortized over the requisite service periods of the awards, which are generally the vesting periods.
The Company estimated the fair value of stock options with the following assumptions:

	Year Ended December 31,
	2020	2019	2018
Risk-free interest rate	0.30% - 1.50%	1.70% - 2.59%	2.72% - 2.92%
Volatility	54.40% - 59.70%	52.90% - 55.07%	44.87% - 54.61%
Expected term (in years)	5.30 - 6.10	6.10 - 6.12	6.09 - 6.11
Expected dividend yield	0.00%	0.00%	0.00%
The expected term assumptions were determined based on the average vesting terms and contractual lives of the options. The risk-free interest rate is based on the rate for a U.S. Treasury zero-coupon issue with a term that approximates the expected life of the option grant. For stock options granted in the year ended December 31, 2020, 2019 and 2018, the Company considered the volatility data of a group of publicly traded peer companies in its industry. The Company accounts for forfeitures as they occur and, as such, reverses compensation cost previously recognized in the period the award is forfeited, for an award that is forfeited before completion of the requisite service period.
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
The performance-based provision is considered substantive. As a result, the Company recognizes expense once the performance targets are met. The first performance target was met in 2015. The Company recognized $3.5 million in compensation expense in the year ended December 31, 2018 upon certain performance targets being met.

Sunrun Inc.
Notes to Consolidated Financial Statements — Continued
The following table summarizes the activity for all RSUs under all of the Company’s equity incentive plans for the years ended December 31, 2020 and 2019 (shares in thousands):

	Shares	Weighted Average Grant Date Fair Value
Unvested balance at December 31, 2018	4,182	$7.05
Granted	2,258	15.25
Issued	(1,104)	6.83
Cancelled / forfeited	(1,393)	8.14
Unvested balance at December 31, 2019	3,943	11.42
Assumed through acquisition	3,033	70.54
Granted	5,295	34.71
Issued	(4,222)	30.10
Cancelled / forfeited	(946)	32.08
Unvested balance at December 31, 2020	7,103	$40.17
Employee Stock Purchase Plan
Under the Company's 2015 Employee Stock Purchase Plan (“ESPP”) (as amended in May 2017), eligible employees are offered shares bi-annually through a 24 month offering period which encompasses four six-month purchase periods. Each purchase period begins on the first trading day on or after May 15 and November 15 of each year. Employees may purchase a limited number of shares of the Company’s common stock via regular payroll deductions at a discount of 15% of the lower of the fair market value of the Company’s common stock on the first trading date of each offering period or on the exercise date. Employees may deduct up to 15% of payroll, with a cap of $25,000 of fair market value of shares in any calendar year and 10,000 shares per employee per purchase period. Under the ESPP, 1,000,000 shares of the Company’s common stock have been reserved for issuance to eligible employees. The ESPP provides for an automatic increase of the number of shares available for issuance under the ESPP on the first day of each fiscal year beginning on January 1, 2016, equal to the least of 5 million shares, 2% of the outstanding shares of the Company’s common stock on the last day of the immediately preceding fiscal year, or such other amount as may be determined by the Board of Directors. In 2020 and 2019, the Board of Directors authorized an additional 2,369,024 and 2,262,973 shares, respectively, reserved for issuance under the ESPP.
Stock-Based Compensation Expense
The Company recognized stock-based compensation expense, including ESPP expenses, in the consolidated statements of operations as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Cost of customer agreements and incentives	$4,315	$2,434	$2,568
Cost of solar energy systems and product sales	1,582	844	718
Sales and marketing	53,366	5,162	7,191
Research and development	2,518	1,439	1,253
General and administration	108,806	16,427	16,126
Total	$170,587	$26,306	$27,856

Sunrun Inc.
Notes to Consolidated Financial Statements — Continued
During the year ended December 31, 2020, stock-based compensation expense capitalized to the Company’s consolidated balance sheet was $6.5 million. As of December 31, 2020 and 2019, total unrecognized compensation cost related to outstanding stock options and RSUs was $280.1 million and $30.0 million, respectively, which are expected to be recognized over a weighted-average period of 1.5 years. Total unrecognized compensation cost includes the assumed unvested Vivint Solar awards to be recognized as stock-based compensation expense over the remaining requisite service period. Per ASC 805, the replacement of stock options or other share-based payment awards in conjunction with a business combination represents a modification of share-based payment awards that must be accounted for in accordance with ASC 718, Stock Compensation. As a result of the Company’s issuance of replacement awards, a portion of the fair-value-based measure of the replacement awards is included in the purchase consideration. To determine the portion of the replacement awards that is part of the purchase consideration, the Company measured the fair value of both the replacement awards and the historical awards as of the Acquisition Date. The fair value of the replacement awards, whether vested or unvested, was included in the purchase consideration to the extent that pre-acquisition services were rendered. In the year ended December 31, 2020, the Company recognized compensation cost of $30.8 million for modifications due to accelerated vesting of unvested outstanding shares for 21 grantees.
401(k) Plans
    The Sunrun 401(k) Plan and the Vivint Solar 401(k) Plan are deferred salary arrangements under Section 401(k) of the Internal Revenue Code. Under both the Sunrun and Vivint Solar 401(k) Plans, participating U.S. employees may defer a portion of their pre-tax earnings, up to the IRS annual contribution limit ($19,500 for calendar year 2020). Under the Sunrun 401(k) Plan, the Company matches 100% of the first 1% and 50% of the next 5% of each employee's contributions. Under the Vivint Solar 401(k) Plan, the Company matches 33% of each employee's contributions up to a maximum of 6% of the employee’s eligible earnings. The Company recognized expense of $9.6 million and $8.5 million in the years ended December 31, 2020 and 2019, respectively.

Note 18. Income Taxes
The following table presents the loss (income) before income taxes for the periods presented (in thousands):

	For the Year Ended December 31,
	2020	2019	2018
Loss (income) attributable to common stockholders	$233,967	$(18,117)	$(35,979)
Loss attributable to noncontrolling interest and redeemable noncontrolling interests	453,554	417,357	286,843
Loss before income taxes	$687,521	$399,240	$250,864
The income tax provision (benefit) consists of the following (in thousands):

	For the Year Ended December 31,
	2020	2019	2018
Current
Federal	$—	$(454)	$(1,100)
State	—	(593)	292
Foreign	(1,422)	1,435	—
Total current (benefit) expense	(1,422)	388	(808)
Deferred
Federal	(61,387)	(7,634)	1,995
State	2,236	(972)	8,135
Foreign	—	—	—
Total deferred (benefit) provision	(59,151)	(8,606)	10,130
Total	$(60,573)	$(8,218)	$9,322

Sunrun Inc.
Notes to Consolidated Financial Statements — Continued
The following table represents a reconciliation of the statutory federal rate and the Company’s effective tax rate for the periods presented:

	For the Year Ended December 31,
	2020	2019	2018
Tax provision (benefit) at federal statutory rate	(21.00)%	(21.00)%	(21.00)%
State income taxes, net of federal benefit	(1.69)	(0.97)	0.32
Effect of noncontrolling and redeemable noncontrolling interests	13.85	21.95	24.01
Stock-based compensation	(2.98)	(1.96)	(1.77)
ASC 740-10 Reserve	—	(0.11)	—
Tax credits	(0.77)	(0.99)	(1.35)
Effect of rate change	—	—	—
Effect of valuation allowance	3.45	0.40	3.04
Other	0.33	0.62	0.47
Total	(8.81)%	(2.06)%	3.72%
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The following table represents the components of the Company’s deferred tax assets and liabilities for the periods presented (in thousands):

	December 31,
	2020	2019
Deferred tax assets
Accruals and prepaids	$53,845	$19,704
Deferred revenue	17,736	11,229
Net operating loss carryforwards	529,394	347,997
Stock-based compensation	22,224	7,104
Investment tax and other credits	86,175	32,878
Interest Expense	16,627	12,394
Interest rate derivatives	53,057	18,988
Total deferred tax assets	779,058	450,294
Less: Valuation allowance	(91,322)	(12,120)
Gross deferred tax assets	687,736	438,174
Deferred tax liabilities
Capitalized costs to obtain a contract	93,441	66,247
Fixed asset depreciation and amortization	333,970	263,917
Deferred tax on investment in partnerships	342,230	173,974
Gross deferred tax liabilities	769,641	504,138
Net deferred tax liabilities	$(81,905)	$(65,964)
The Company accounts for investment tax credits as a reduction of income tax expense in the year in which the credits arise. As of December 31, 2020, the Company has an investment tax credit carryforward of approximately $66.0 million which begins to expire in the year 2028, if not utilized, $1.0 million of California enterprise zone credits which begin to expire in the year 2023, and $1.9 million of other state tax credits which begin to expire in the year 2021. As of December 31, 2019, the Company has an investment tax credit carryforward of approximately $18.8 million and California enterprise zone credits of approximately $1.0 million.

Sunrun Inc.
Notes to Consolidated Financial Statements — Continued
Generally, utilization of the net operating loss carryforwards and credits may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code (IRC) of 1986, as amended and similar state provisions. The Company performed an analysis to determine whether an ownership change under Section 382 of the Code had occurred and determined that only Vivint Solar, Inc. underwent an ownership change as of October 8, 2020.
Valuation allowances are provided against deferred tax assets to the extent that it is more likely than not that the deferred tax asset will not be realized. The Company’s management considers all available positive and negative evidence including its history of operating income or losses, future reversals of existing taxable temporary difference, taxable income in carryback years and tax-planning strategies. The Company has concluded that it is more likely than not that the benefit from certain federal tax credits, state net operating loss carryforwards, and state tax credits will not be realized. In recognition of this risk, the Company has provided a valuation allowance of $91.3 million on the deferred tax assets relating to these federal tax credits, state net operating loss carryforwards, and state tax credits which is an increase of $79.2 million in 2020.
The Company sells solar energy systems to investment Funds. As the investment Funds are consolidated by the Company, the gain on the sale of the assets has been eliminated in the consolidated financial statements. However, this gain is recognized for tax reporting purposes. The Company accounts for the income tax consequences of these intra-entity transfers, both current and deferred, as a component of income tax expense and deferred tax liability, net during the period in which the transfers occur.
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
The Company’s policy is to include interest and penalties related to unrecognized tax benefits, if any, within the provision for taxes in the consolidated statements of operations.
As a result of the acquisition of Vivint Solar, the Company established an unrecognized tax benefit of $1.0 million as of December 31, 2020 that, if recognized, would impact the Company’s effective tax rate. As a result of the expiration of statute of limitations, the Company had no uncertain tax positions as of December 31, 2019.
The change in unrecognized tax benefits during 2020, 2019 and 2018, excluding penalties and interest, is as follows:

	For the Year Ended December 31,
	2020	2019	2018
Unrecognized tax benefits at beginning of the year	$—	$647	$1,525
Reversal of prior year unrecognized tax benefits due to the expiration of the statute of limitations	—	(647)	(878)
Increases/(decreases) in unrecognized tax benefits as a result of tax positions taken during the prior period	961	—	—
Unrecognized tax benefits at end of the year	$961	$—	$647

Sunrun Inc.
Notes to Consolidated Financial Statements — Continued
One of the Company’s investment funds covered by the Company’s 2018 insurance policy is currently being audited by the Internal Revenue Service (the “IRS”) in an audit involving a review of the fair market value determination of solar energy systems. If this audit results in an adverse finding, the Company may be subject to an indemnity obligation to its investor, which may result in certain out-of-pocket costs and increased insurance premiums in the future. The IRS audit is still ongoing, and the Company is unable to determine the potential tax liabilities, if any, at this time.
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
The following table summarizes the tax years that remain open and subject to examination by the tax authorities in the most significant jurisdictions in which the Company operates:

Tax Years
U.S. Federal	2017 - 2020
State	2016 - 2020
Net Operating Loss Carryforwards
As a result of the Company’s net operating loss carryforwards as of December 31, 2020, the Company does not expect to pay income tax, including in connection with its income tax provision for the year ended December 31, 2020. As of December 31, 2020, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $720.7 million and $2.1 billion, respectively, which will begin to expire in 2028 for federal purposes and in 2024 for state purposes. In addition, federal and certain state net operating loss carryforwards generated in tax years beginning after December 31, 2017 total $1.1 billion and $176.3 million, respectively, and have indefinite carryover periods and do not expire.
Note 19. Commitments and Contingencies
Letters of Credit
As of December 31, 2020 and 2019, the Company had $37.0 million and $20.1 million, respectively, of unused letters of credit outstanding, which carry fees of 2.13% - 3.25% per annum and 1.25% - 3.25% per annum, respectively.
Guarantees
Certain tax equity funds and debt facilities require the Company to maintain an aggregate amount of $30.0 million of unencumbered cash and cash equivalents at the end of each month.
Operating and Finance Leases
The Company leases real estate under non-cancellable operating leases and equipment under finance leases.
The components of lease expense were as follows (in thousands):

Sunrun Inc.
Notes to Consolidated Financial Statements — Continued

	For the Year Ended December 31,
	2020	2019	2018
Finance lease cost:
Amortization of right-of-use assets	$10,151	$13,999	$11,884
Interest on lease liabilities	890	1,915	676
Operating lease cost	15,592	13,159	10,467
Short-term lease cost	689	1,349	732
Variable lease cost	4,135	3,565	3,112
Sublease income	(782)	(669)	(572)
Total lease cost	$30,675	$33,318	$26,299
Other information related to leases was as follows (in thousands):

	For the Year Ended December 31,
	2020	2019	2018
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$15,756	$11,516	$10,765
Operating cash flows from finance leases	854	991	482
Financing cash flows from finance leases	10,578	13,919	9,220
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	2,071	19,503	3,411
Finance leases	4,265	17,914	15,370
Weighted average remaining lease term (years):
Operating leases	7.24	5.39	3.43
Finance leases	2.59	2.91	3.37
Weighted average discount rate:
Operating leases	4.2%	5.5%	4.3%
Finance leases	4.3%	4.2%	4.3%
Future minimum lease commitments under non-cancellable leases as of December 31, 2020 were as follows (in thousands):

	Operating Leases	Sublease Income	Net Operating Leases	Finance leases
2021	$25,451	$685	$24,766	$11,878
2022	20,116	35	20,081	8,540
2023	17,283	—	17,283	4,013
2024	12,229	—	12,229	889
2025	9,872	—	9,872	5
Thereafter	38,193	—	38,193	—
Total future lease payments	123,144	720	122,424	25,325
Less: Amount representing interest	(16,132)	—	(16,132)	(1,359)
Present value of future payments	107,012	720	106,292	23,966
Less: Amount for tenant incentives	—	—	—	—
Revised Present value of future payments	107,012	720	106,292	23,966
Less: Current portion	(21,461)	—	(21,461)	(11,037)
Long term portion	$85,551	$720	$84,831	$12,929

Sunrun Inc.
Notes to Consolidated Financial Statements — Continued
Purchase Commitment
    The Company entered into purchase commitments, which have the ability to be canceled without significant penalties, with multiple suppliers to purchase $56.9 million of photovoltaic modules, inverters and batteries by the end of 2022.
Warranty Accrual
The Company accrues warranty costs when revenue is recognized for solar energy systems sales, based on the estimated future costs of meeting its warranty obligations. Warranty costs primarily consist of replacement costs for supplies and labor costs for service personnel since warranties for equipment and materials are covered by the original manufacturer’s warranty (other than a small deductible in certain cases). As such, the warranty reserve is immaterial in all periods presented. The Company makes and revises these estimates based on the number of solar energy systems under warranty, the Company’s historical experience with warranty claims, assumptions on warranty claims to occur over a systems’ warranty period and the Company’s estimated replacement costs. A warranty is provided for solar systems sold and leased. However, for the solar energy systems under Customer Agreements, the Company does not accrue a warranty liability because those systems are owned by consolidated subsidiaries of the Company. Instead, any repair costs on those solar energy systems are expensed when they are incurred as a component of customer agreements and incentives costs of revenue.
Commercial ITC Indemnification
The Company is contractually committed to compensate certain investors for any losses that they may suffer in certain limited circumstances resulting from reductions in Commercial ITCs. Generally, such obligations would arise as a result of reductions to the value of the underlying solar energy systems as assessed by the Internal Revenue Service (the “IRS”). At each balance sheet date, the Company assesses and recognizes, when applicable, the potential exposure from this obligation based on all the information available at that time, including any audits undertaken by the IRS. One of the Company's investors is being audited by the IRS. Since this audit is ongoing, the Company is unable to determine the potential tax liabilities as of the filing date of this Annual Report on Form 10-K. The maximum potential future payments that the Company could have to make under this obligation would depend largely on the difference between the prices at which the solar energy systems were sold or transferred to the Funds (or, in certain structures, the fair market value claimed in respect of such systems (referred to as "claimed values")) and the eligible basis determined by the IRS. The Company set the purchase prices and claimed values based on fair market values determined with the assistance of an independent third-party appraisal with respect to the systems that generate Commercial ITCs that are passed-through to, and claimed by, the Fund investors. In April 2018, the Company purchased an insurance policy providing for certain payments by the insurers in the event there is any final determination (including a judicial determination) that reduced the Commercial ITCs claimed in respect of solar energy systems sold or transferred to most Funds through April 2018, or later, in the case of Funds added to the policy after such date. In general, the policy indemnifies the Company and related parties for additional taxes (including penalties and interest) owed in respect of lost Commercial ITCs, gross-up costs and expenses incurred in defending such claim, subject to negotiated exclusions from, and limitations to, coverage.
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

On April 8, 2019, a putative class action captioned Loftus et al. v. Sunrun Inc., Case No. 3:19-cv-01608, was filed in the United States District Court, Northern District of California. The complaint generally alleges violations of the Telephone Consumer Protection Act (the “TCPA”) on behalf of an individual and putative classes of persons alleged to be similarly situated. Plaintiffs filed a First Amended Complaint on June 26, 2019, adding defendant MediaMix 365, LLC, also asserting individual and putative class claims under the TCPA, along with claims under the California Invasion of Privacy Act. In the amended version of their Complaint, plaintiffs seek statutory damages, equitable and injunctive relief, and attorneys’ fees and costs on behalf of themselves and the absent purported classes. Most, if not all, of the claims asserted in the lawsuit relate to activities allegedly engaged in by third-party

Sunrun Inc.
Notes to Consolidated Financial Statements — Continued
vendors, for which the Company denies any responsibility. While the Company believes that the claims against it are without merit, in view of the cost and risk of continuing to defend the action, it has reached an agreement with plaintiffs to settle the lawsuit on a class-wide basis for $5.5 million, which was accrued as of June 30, 2020, in exchange for a release of all claims that were or could have been asserted in the litigation. The settlement is subject to court approval. Preliminary approval was granted on September 25, 2020 and the court has scheduled the final approval hearing for May 6, 2021.

In October 2019, two shareholders filed separate putative class actions in the U.S. District Court for the Eastern District of New York (Crumrine v. Vivint Solar, Inc. and Li v. Vivint Solar, Inc.) purportedly on behalf of themselves and all others similarly situated. The lawsuits purport to allege violations of Federal Securities Laws. In March 2020, the court consolidated the two actions and appointed lead plaintiffs and lead counsel to represent the alleged putative class. Subsequently, in December 2020, the Eastern District of New York transferred the case to the District of Utah, where it is now pending. Vivint Solar disputes the allegations in the complaint. The Company is unable to estimate a range of loss, if any, at this time.

In December 2019, ten customers who signed residential power purchase agreements named Vivint Solar in a putative class action lawsuit captioned Dekker v. Vivint Solar, Inc. (N.D. Cal.), alleging that the agreements contain unlawful termination fee provisions. The Company disputes the allegations in the complaint. On January 17, 2020, Vivint Solar moved to compel arbitration with respect to nine of the ten plaintiffs whose contracts included arbitration provisions. The court issued an order compelling eight plaintiffs to pursue their claims in arbitration but subsequently rescinded the order as to certain plaintiffs. At this time, certain plaintiffs’ claims remain pending before the court and other plaintiffs’ claims are in arbitration. The Company is unable to estimate a range of loss, if any, at this time.

In March 2020, a shareholder filed a derivative action captioned Oyola-Rivera v. Allred (DE Chancery Court) against various officers and directors of Vivint Solar, Inc., alleging that they breached their duties of loyalty, care, and good faith. Vivint Solar, Inc. is named as a nominal defendant. The defendants dispute the allegations in the complaint. The Company is unable to estimate a range of loss, if any, at this time.

On December 2, 2020, the California Contractors State License Board (the “CSLB”) filed an administrative proceeding against the Company and certain of its officers related to an accident that occurred during an installation by one of the Company’s channel partners, Horizon Solar Power, which holds its own license with the CSLB. If this proceeding is not resolved in the Company’s favor, it could potentially result in fines, a public reprimand, probation or the suspension or revocation of the Company’s California Contractor’s License. The Company strongly denies any wrongdoing in the matter and intends to work cooperatively with the CSLB while vigorously defending itself in this action. Any potential effect of the CSLB proceeding on the Company’s consolidated financial statements is unknown.

In addition to the matters discussed above, in the normal course of business, the Company has from time to time been named as a party to various legal claims, actions and complaints. While the outcome of these matters cannot currently be predicted with certainty, the Company does not currently believe that the outcome of any of these claims will have a material adverse effect, individually or in the aggregate, on its consolidated financial position, results of operations or cash flows.

The Company accrues for losses that are probable and can be reasonably estimated. The Company evaluates the adequacy of its legal reserves based on its assessment of many factors, including interpretations of the law and assumptions about the future outcome of each case based on available information.

Note 20. Net Income Per Share
Basic net income per share is computed by dividing net income attributable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed by dividing net income attributable to common stockholders by the weighted-average number of common

Sunrun Inc.
Notes to Consolidated Financial Statements — Continued
shares outstanding during the period adjusted to include the effect of potentially dilutive securities. Potentially dilutive securities are excluded from the computation of dilutive EPS in periods in which the effect would be antidilutive.
The computation of the Company’s basic and diluted net income per share is as follows (in thousands, except per share amounts):

	Years Ended December 31,
	2020	2019	2018
Numerator:
Net income attributable to common stockholders	$(173,394)	$26,335	$26,657
Denominator:
Weighted average shares used to compute net income per share attributable to common stockholders, basic	139,606	116,397	110,089
Weighted average effect of potentially dilutive shares to purchase common stock	—	7,479	7,023
Weighted average shares used to compute net income per share attributable to common stockholders, diluted	139,606	123,876	117,112
Net income per share attributable to common stockholders
Basic	$(1.24)	$0.23	$0.24
Diluted	$(1.24)	$0.21	$0.23
The following shares were excluded from the computation of diluted net income per share as the impact of including those shares would be anti-dilutive (in thousands):

	Year Ended December 31,
	2020	2019	2018
Warrants	—	—	625
Outstanding stock options	1,286	1,486	3,271
Unvested restricted stock units	1,493	673	649
Total	2,779	2,159	4,545

Sunrun Inc.
Notes to Consolidated Financial Statements — Continued
Note 21. Related Party Transactions
Advances Receivable—Related Party
Net amounts due from direct-sales professionals were $6.7 million as of December 31, 2020. The Company provided a reserve of $0.6 million as of December 31, 2020 related to advances to direct-sales professionals who have terminated their employment agreement with the Company.

Note 22. Subsequent Events

Convertible Senior Notes
On January 28, 2021, the Company issued $400.0 million in aggregate principal of amount of 0% Convertible Senior Notes due 2026 (the “Notes”) for net proceeds of approximately $389.0 million. The Notes will not bear regular interest, and the principal amount of the notes will not accrete. The Notes may bear special interest under specified circumstances relating to the Company’s failure to comply with its reporting obligations under the Indenture or if the Notes are not freely tradeable as required by the Indenture. The Notes will mature on February 1, 2026, unless earlier repurchased by the Company, redeemed by the Company or converted pursuant to their terms.
The initial conversion rate of the Notes is 8.4807 shares of the Company’s common stock, par value $0.0001 per share, per $1,000 principal amount of Notes, which is equivalent to an initial conversion price of approximately $117.91 per share. The conversion rate will be subject to adjustment upon the occurrence of certain specified events but will not be adjusted for any accrued and unpaid special interest. In addition, upon the occurrence of a make-whole fundamental change or an issuance of a notice of redemption, the Company will, in certain circumstances, increase the conversion rate by a number of additional shares for a holder that elects to convert its Notes in connection with such make-whole fundamental change or notice of redemption.

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
In connection with that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective and designed to provide reasonable assurance that the information required to be disclosed is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms as of December 31, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15I and 15d-15I under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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
Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2020 and has concluded that such internal control over financial reporting is effective.
We acquired Vivint Solar on October 8, 2020 in a purchase business combination. We excluded from our assessment of internal control over financial reporting as of December 31, 2020, the internal control over financial reporting of Vivint Solar. Associated with Vivint Solar are total assets of $7.9 billion and total revenues of $81.3 million included in our consolidated financial statements as of and for the fiscal year ended December 31, 2020.
The effectiveness of our internal control over financial reporting as of December 31, 2020 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in its report which is included in Item 8 of this Annual Report on Form 10-K.

Item 9B. Other Information.
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
The information required by this Item 10 of Form 10-K will be set forth in our proxy statement to be filed with the SEC in connection with the solicitation of proxies for our 2021 Annual Meeting of Stockholders (“Proxy Statement”) and is incorporated herein by reference. The Proxy Statement will be filed with the SEC within 120 days after the year-end of the fiscal year which this report relates.
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
(1)Consolidated Financial Statements
Our Consolidated Financial Statements are listed in the “Index to Consolidated Financial Statements” under Item 8 of Part II of this Annual Report.
(2)Financial Statement Schedules
The required information is included elsewhere in this Annual Report, not applicable, or not material.
(3)Exhibits
The exhibits listed in the accompanying “Exhibit Index” are filed or incorporated by reference as part of this Annual Report.

EXHIBIT INDEX

Exhibit		Incorporated by Reference				Filed Herewith
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
2.1	Agreement and Plan of Merger, dated as of July 6, 2020, by and among Sunrun Inc., Viking Merger Sub, Inc., and Vivint Solar, Inc.	8-K	001-37511	2.1	7/10/2020
3.1	Amended and Restated Certificate of Incorporation of the Registrant	10-Q	001-37511	3.1	9/15/2015
3.2	Amended and Restated Bylaws of the Registrant	10-Q	001-37511	3.2	9/15/2015
3.3	Amendment to Amended and Restated Bylaws	8-K	001-37511	3.1	7/10/2020
4.1	Form of common stock certificate of the Registrant	S-1	333-205217	4.1	6/25/2015
4.2	Form of Stock Issuance Agreement	S-1/A	333-205217	4.4	7/22/2015
4.3	Indenture, dated January 28, 2021, between Sunrun Inc. and Wells Fargo Bank, National Association	8-K	001-37511	4.1	1/28/2021
4.4	Form of 0% Convertible Senior Note due 2026	8-K	001-7511	4.2	1/28/2021
4.5	Description of Capital Stock					X
10.1+	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers	S-1	333-205217	10.1	6/25/2015
10.2+	Sunrun Inc. 2015 Equity Incentive Plan and related form agreements	S-1/A	333-205217	10.2	7/22/2015
10.3+	Sunrun Inc. Amended and Restated Employee Stock Purchase Plan and related form agreements	10-Q	001-37511	10.1	8/9/2018
10.4+	Sunrun Inc. 2014 Equity Incentive Plan	S-1	333-205217	10.4	6/25/2015
10.5+	Sunrun Inc. 2013 Equity Incentive Plan and related form agreements	S-1	333-205217	10.5	6/25/2015
10.6+	Sunrun Inc. 2008 Equity Incentive Plan and related form agreements	S-1	333-205217	10.6	6/25/2015
10.7+	Mainstream Energy Corporation 2009 Stock Plan	S-1	333-205217	10.7	6/25/2015
10.8+	Sunrun Inc. Amended and Restated Executive Incentive Compensation Plan	8-K	333-205217	10.1	2/4/2020
10.9+	Vivint Solar, Inc. 2014 Equity Incentive Plan	S-1	333-198372	10.3	9/8/2014
10.10+	Form of Notice of Stock Option Grant and Stock Option Agreement under the Vivint Solar, Inc. 2014 Equity Incentive Plan	10-Q	001-36642	10.15	11/12/2014
10.11+	Form of Notice of Restricted Stock Unit Grant and Restricted Stock Unit Agreement under the Vivint Solar, Inc. 2014 Equity Incentive Plan	10-Q	001-36642	10.16	11/12/2014
10.12+	V Solar Holdings, Inc. 2013 Omnibus Incentive Plan	S-1	333-198372	10.2	8/26/2014
10.13+	Form of Stock Option Agreement under the V Solar Holdings, Inc. 2013 Omnibus Incentive Plan	10-Q	001-36642	10.17	11/12/2014
10.14+	Sunrun Inc. Amended and Restated Executive Incentive Compensation Plan	8-K	001-37511	10.1	2/4/2020
10.15+	Key Employee Change in Control and Severance Plan and Summary Plan Description	10-Q	001-37511	10.1	11/7/2018

Exhibit		Incorporated by Reference				Filed Herewith
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.16+	Employment Letter between the Registrant and Lynn Jurich, dated as of May 8, 2015	S-1	333-205217	10.10	6/25/2015
10.17+	Employment Letter between the Registrant and Edward Fenster, dated as of May 8, 2015	S-1	333-205217	10.11	6/25/2015
10.18+	Offer Letter between Tom vonReichbauer and Sunrun Inc., dated as of April 17, 2020	8-K	001-37511	10.20	4/23/2020
10.19+	Employment Letter between the Registrant and Christopher Dawson, dated as of November 13, 2017	8-K	333-205217	10.1	12/6/2017
10.20+	Employment Letter between the Registrant and Jeanna Steele, dated as of May 15, 2018	10-K	001-37511	10.14	2/27/2020
10.21+	Offer Letter between David Bywater and Sunrun Inc., dated as of July 6, 2020					X
10.22+	Board Services Agreement between the Registrant and Gerald Risk, dated as of February 1, 2014	S-1	333-205217	10.15	6/25/2015
10.23¥	Credit Agreement among Sunrun Neptune Portfolio 2016-A, LLC, as Borrower, Suntrust Bank as Administrative Agent, ING Capital LLC as LC Issuer, and The Lenders from Time to Time Party Hereto dated as of May 9, 2017 and Exhibits	10-Q/A	001-37511	10.3	12/29/2017
10.24¥	Credit Agreement among Sunrun Scorpio Portfolio 2017-A, LLC, as Borrower, Keybank National Association, as Administrative Agent, Keybank National Association, as LC Issuer, and The Lenders from Time to Time Party Hereto dated as of October 20, 2017 and Exhibits	10-K	001-37511	10.30	3/6/2018
10.25¥	Second Amended and Restated Credit Agreement among Sunrun Hera Portfolio 2015-A, LLC, Investec Bank PLC (as administrative agent, issuing bank and as lender), and each of the additional lenders identified on the signature pages thereto, dated January 15, 2016, amended and restated as of June 23, 2017 and further amended and restated as of March 27, 2018	10-Q	001-37511	10.2	5/9/2018
10.26	First Amendment to Credit Agreement among the Company, Sunrun Neptune Portfolio 2016-A, LLC, SunTrust Bank (as administrative agent and as lender), ING Capital LLC (as issuer and as lender), and each of the additional Lenders from time to time party thereto, dated as of March 26, 2018	10-Q	001-37511	10.3	5/9/2018
10.27¥	Consent and Second Amendment to Second Amended and Restated Credit Agreement and Fourth Amendment to Amended and Restated Cash Diversion and Commitment Fee Guaranty dated as of August 22, 2018, among Sunrun Hera Portfolio 2015-A, LLC, Sunrun Inc., Investec Bank Plc (as administrative agent, issuing bank and as lender) and each of the additional lenders identified on the signature pages thereto	10-Q	001-37511	10.3	11/7/2018

Exhibit		Incorporated by Reference				Filed Herewith
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.28	Consent and Third Amendment to Second Amended and Restated Credit Agreement and Sixth Amendment to Amended and Restated Cash Diversion and Commitment Fee Guaranty dated as of September 25, 2018 among Sunrun Hera Portfolio 2015-A, LLC, Sunrun Inc,, Investec Bank Plc (as administrative agent, issuing bank and as lender) and each of the additional lenders identified on the signature pages thereto	10-Q	001-37511	10.4	11/7/2018
10.29¥	Indenture between Sunrun Athena Issuer 2018-1, LLC and Wells Fargo Bank, National Association, dated as of December 20, 2018	10-K	001-37511	10.36	2/28/2019
10.30¥	Fourth Amendment to Second Amended and Restated Credit Agreement among Sunrun Hera Portfolio 2015-A, LLC, Investec Bank Plc (as administrative agent and issuing bank), and each of the additional Lenders identified on the signature pages thereto, dated as of November 30, 2018	10-K	001-37511	10.37	2/28/2019
10.31^	Consent, Waiver and Fifth Amendment to Second Amended and Restated Credit Agreement and Sixth Amendment to Amended and Restated Cash Diversion and Commitment Fee Guaranty dated as of February 28, 2019, among Sunrun Hera Portfolio 2015-A, LLC, Sunrun Inc., Investec Bank PLC and each of the additional lenders identified on the signature pages thereto.	10-Q	001-37511	10.1	5/8/2019
10.32^	Sixth Amendment to Second Amended and Restated Credit Agreement and Seventh Amendment to Amended and Restated Cash Division and Commitment Fee Guaranty dated as of February 28, 2019, among Sunrun Hera Portfolio 2015-A, LLC, Sunrun Inc., Investec Bank PLC and each of the additional lenders identified on the signature pages thereto.	10-Q	001-37511	10.2	5/8/2019
10.33^	Indenture between Sunrun Xanadu Issuer 2019-1, LLC and Wells Fargo Bank, National Association, dated as of June 6, 2019	10-Q	001-37511	10.1	8/7/2019
10.34^	First Amendment to Credit Agreement and First Amendment to Cash Diversion Guaranty dated as of June 28, 2019 among Sunrun Scorpio Portfolio 2017-A, LLC, as Borrower, Keybank National Association, as Administrative Agent, Keybank National Association, as LC Issuer, and each of the additional lenders identified on the signature page thereto	10-Q	001-37511	10.2	8/7/2019
10.35^	Indenture between Sunrun Atlas Issuer 2019-2, LLC and Wells Fargo Bank, National Association, dated as of October 28, 2019	10-K	001-37511	10.41	2/27/2020
10.36^	Amendment No. 7 to the Credit Agreement among the Company, AEE Solar, Inc., Sunrun South LLC, Sunrun Installation Services Inc., Clean Energy Experts, LLC, KeyBank National Association (as administrative agent and as lender), Silicon Valley Bank (as collateral agent and as lender), and each of the additional lenders identified on the signature pages thereto, dated as of November 12, 2019	10-K	001-37511	10.42	2/27/2020

Exhibit		Incorporated by Reference				Filed Herewith
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.37^	Consent and Seventh Amendment to Second Amended and Restated Credit Agreement and Eighth Amendment to Amended and Restated Cash Diversion and Commitment Fee Guaranty dated as of September 27, 2019, among Sunrun Hera Portfolio 2015-A, Sunrun Inc., Investec Bank Plc (as administrative agent, issuing bank and as lender), and each of the additional lenders identified on the signature pages thereto	10-Q	001-37511	10.1	11/12/2019
10.38^	Consent and Eighth Amendment to Second Amended and Restated Credit Agreement and Ninth Amendment to Amended and Restated Cash Diversion and Commitment Fee Guaranty dated as of December 30, 2019, among Sunrun Hera Portfolio 2015-A, the Company, Investec Bank Plc (as administrative agent, issuing bank and as lender), and each of the additional lenders identified on the signature pages thereto	10-K	001-37511	10.44	2/27/2020
10.39^	Credit Agreement, dated as of August 6, 2019, by and among Vivint Solar Financing VI, LLC, Bank of America, N.A. and the other parties named therein	10-Q	001-36642	10.1	11/6/2019
10.40^	Loan and Security Agreement, dated as of December 18, 2019, by and among Vivint Solar ABL, LLC, Bank of America, N.A. and other parties named therein	10-K	001-36642	10.31	3/10/2020
10.41^	Loan Agreement, dated as of May 27, 2020, by and among Vivint Solar Financing Holdings 2 Borrower, LLC, the lenders party thereto and BID Administrator, LLC	10-Q	001-36642	10.1	8/5/2020
10.42^	Amendment to Credit Agreement, dated as of May 29, 2020, by and among Vivint Solar Financing VI, LLC, Bank of America, N.A. and the other parties named therein	10-Q	001-36642	10.2	8/5/2020
10.43¥	Amendment No. 1 to the Amended and Restated Credit Agreement among the Company, AEE Solar, Inc., Sunrun South LLC, Sunrun Installation Services Inc., Clean Energy Experts, LLC, KeyBank National Association (as administrative agent and as lender), Silicon Valley Bank (as collateral agent and as lender), and each of the additional lenders identified on the signature pages thereto, dates as of July 28, 2020	10-Q	001-37511	10.8	11/5/2020
10.44¥
Second Amended and Restated Credit Agreement among the Company, AEE Solar, Inc., Sunrun South LLC, Sunrun Installation Services Inc., Clean Energy Experts, LLC, each of the lenders party thereto, Silicon Valley Bank (as collateral agent and lender) and Keybank National Association (as administrative agent and lender), dated as of October 5, 2020, and as amended by Amendment No. 1 to the Second Amended and Restated Credit Agreement, dated as of January 25, 2021
						X

Exhibit		Incorporated by Reference				Filed Herewith
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.45¥
Consent and Tenth Amendment to Second Amended and Restated Credit Agreement and Tenth Amendment to Amended and Restated Cash Diversion and Commitment Fee Guaranty dated as of November 23, 2020, among Sunrun Hera Portfolio 2015-A, the Company, Investec Bank Plc (as administrative agent, issuing bank and as lender), and each of the additional lenders identified on the signature pages thereto
X
10.46	Subscription Agreement dated July 29, 2020, between Sunrun Inc. and SK E&S Co., Ltd.	8-K	001-37511	10.1	7/30/2020
10.47	Purchase Agreement, dated January 25, 2021, by and among Sunrun Inc. Credit Suisse Securities (USA) LLC and Morgan Stanley & Co. LLC, as representatives of the several initial purchasers named in Schedule I thereto	8-K	001-37511	10.1	1/28/2021
10.48	Form of Capped Call Confirmation	8-K	001-37511	10.2	1/28/2021
21.1	List of subsidiaries of the Registrant					X
23.1	Consent of Independent Registered Public Accounting Firm					X
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1†	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the In-line XBRL document
101.SCH	XBRL Taxonomy Schema Linkbase Document
101.CAL	XBRL Taxonomy Definition Linkbase Document
101.DEF	XBRL Taxonomy Calculation Linkbase Document
101.LAB	XBRL Taxonomy Labels Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document
104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the In-line XBRL document.

†	The certifications attached as Exhibit 32.1 that accompany this Annual Report on Form 10-K, are deemed furnished and not filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Sunrun Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Annual Report on Form 10-K, irrespective of any general incorporation language contained in such filing.
+	Indicates management contract or compensatory plan.
¥	Confidential treatment has been requested as to certain portions of this exhibit, which portions have been omitted and submitted separately to the Securities and Exchange Commission.
^	Portions of this exhibit have been omitted from the exhibit because they are both not material and would be competitively harmful if publicly disclosed.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Sunrun Inc.

Date: February 25, 2021	By:	/s/ Lynn Jurich
Lynn Jurich
Chief Executive Officer and Director
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Lynn Jurich	Chief Executive Officer and Director (Principal Executive Officer)	February 25, 2021
Lynn Jurich

/s/ Thomas vonReichbauer	Chief Financial Officer (Principal Financial Officer)	February 25, 2021
Thomas vonReichbauer

/s/ Michelle Philpot	Chief Accounting Officer (Principal Accounting Officer)	February 25, 2021
Michelle Philpot

/s/ Edward Fenster	Chairman and Director	February 25, 2021
Edward Fenster

/s/ Katherine August-deWilde	Director	February 25, 2021
Katherine August-deWilde

/s/ David Bywater	Director	February 25, 2021
David Bywater

/s/ Leslie Dach	Director	February 25, 2021
Leslie Dach

/s/ Alan Ferber	Director	February 25, 2021
Alan Ferber

/s/ Mary Powell	Director	February 25, 2021
Mary Powell

/s/ Gerald Risk	Director	February 25, 2021
Gerald Risk

/s/ Ellen Smith	Director	February 25, 2021
Ellen Smith