Form 10-Q
period 2021-03-31
Sunrun Inc.
filed 2021-05-05
CIK 1469367

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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

As of April 30, 2021, the number of shares of the registrant’s common stock outstanding was 203,929,716.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

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

•the expected benefits and potential value created by the merger with Vivint Solar for our stockholders;

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

SELECTED RISKS AFFECTING OUR BUSINESS

Investing in our common stock involves numerous risks, including the risks described in “Part II, Item 1A. Risk Factors”, of this Quarterly Report on Form 10-Q. Below are some of these risks, any one of which could materially adversely affect our business, financial condition, results of operations and prospects.

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
•We and our solar partners depend on a limited number of suppliers of solar panels, batteries, and other system components to adequately meet anticipated demand for our solar service offerings. Any shortage, delay or component price change from these suppliers, or the acquisition of any of these suppliers by a competitor, could result in sales and installation delays, cancellations and loss of market share
•We may not realize the anticipated benefits of past or future investments, strategic transactions, or acquisitions, and integration of these acquisitions may disrupt our business and our management.
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

Sunrun Inc.
Consolidated Balance Sheets
(In Thousands, Except Share Par Values)
(Unaudited)

	March 31, 2021	December 31, 2020
Assets
Current assets:
Cash	$649,493	$519,965
Restricted cash	163,792	188,095
Accounts receivable (net of allowances for credit losses of $6,015 and $4,861 as of March 31, 2021 and December 31, 2020, respectively)	125,499	95,141
Inventories	289,772	283,045
Prepaid expenses and other current assets	40,098	51,483
Total current assets	1,268,654	1,137,729
Restricted cash	148	148
Solar energy systems, net	8,460,443	8,202,788
Property and equipment, net	58,168	62,182
Intangible assets, net	17,109	18,262
Goodwill	4,280,169	4,280,169
Other assets	801,270	681,665
Total assets (1)	$14,885,961	$14,382,943
Liabilities and total equity
Current liabilities:
Accounts payable	$212,230	$207,441
Distributions payable to noncontrolling interests and redeemable noncontrolling interests	27,726	28,627
Accrued expenses and other liabilities	312,566	325,614
Deferred revenue, current portion	106,749	108,452
Deferred grants, current portion	8,238	8,251
Finance lease obligations, current portion	10,707	11,037
Non-recourse debt, current portion	103,498	195,036
Pass-through financing obligation, current portion	17,121	16,898
Total current liabilities	798,835	901,356
Deferred revenue, net of current portion	700,382	690,824
Deferred grants, net of current portion	210,863	213,269
Finance lease obligations, net of current portion	11,185	12,929
Convertible senior notes	388,960	—
Recourse debt	180,197	230,660
Non-recourse debt, net of current portion	4,601,570	4,370,449
Pass-through financing obligation, net of current portion	322,110	323,496
Other liabilities	193,168	268,684
Deferred tax liabilities	86,095	81,905
Total liabilities (1)	7,493,365	7,093,572
Commitments and contingencies (Note 15)
Redeemable noncontrolling interests	536,294	560,461
Stockholders’ equity:
Preferred stock, $0.0001 par value—authorized, 200,000 shares as of March 31, 2021 and December 31, 2020; no shares issued and outstanding as of March 31, 2021 and December 31, 2020	—	—
Common stock, $0.0001 par value—authorized, 2,000,000 shares as of March 31, 2021 and December 31, 2020; issued and outstanding, 203,562 and 201,406 shares as of March 31, 2021 and December 31, 2020, respectively	20	20
Additional paid-in capital	6,169,247	6,107,802
Accumulated other comprehensive loss	(56,762)	(106,755)
Retained earnings	53,055	76,844
Total stockholders’ equity	6,165,560	6,077,911
Noncontrolling interests	690,742	650,999
Total equity	6,856,302	6,728,910
Total liabilities, redeemable noncontrolling interests and total equity	$14,885,961	$14,382,943

1)The Company’s consolidated assets as of March 31, 2021 and December 31, 2020 include $7,574,849 and $7,190,866, respectively, in assets of variable interest entities (“VIEs”) that can only be used to settle obligations of the VIEs. These assets include solar energy systems, net, as of March 31, 2021 and December 31, 2020 of $7,038,553 and $6,748,127, respectively; cash as of March 31, 2021 and December 31, 2020 of $246,928 and $219,502, respectively; restricted cash as of March 31, 2021 and December 31, 2020 of $45,877 and $34,559, respectively; accounts receivable, net as of March 31, 2021 and December 31, 2020 of $51,552 and $35,152, respectively; inventories as of March 31, 2021 and December 31, 2020 of $40,843 and 23,306, respectively; prepaid expenses and other current assets as of March 31, 2021 and December 31, 2020 of $582 and $2,629, respectively; and other assets as of March 31, 2021 and December 31, 2020 of $150,514 and $127,591, respectively. The Company’s consolidated liabilities as of March 31, 2021 and December 31, 2020 include $2,017,294 and $1,857,967, respectively, in liabilities of VIEs whose creditors have no recourse to the Company. These liabilities include accounts payable as of March 31, 2021 and December 31, 2020 of $20,124 and $15,609, respectively; distributions payable to noncontrolling interests and redeemable noncontrolling interests as of March 31, 2021 and December 31, 2020 of $27,676 and $28,577, respectively; accrued expenses and other current liabilities as of March 31, 2021 and December 31, 2020 of $24,324 and $24,660, respectively; deferred revenue as of March 31, 2021 and December 31, 2020 of $552,553 and $538,067, respectively; deferred grants as of March 31, 2021 and December 31, 2020 of $26,594 and $26,898, respectively; non-recourse debt as of March 31, 2021 and December 31, 2020 of $1,342,007 and $1,192,411, respectively; and other liabilities as of March 31, 2021 and December 31, 2020 of $24,016 and $31,745, respectively.
The accompanying notes are an integral part of these consolidated financial statements.

Sunrun Inc.
Consolidated Statements of Operations
(In Thousands, Except Per Share Amounts)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Revenue:
Customer agreements and incentives	$174,596	$99,124
Solar energy systems and product sales	160,198	111,607
Total revenue	334,794	210,731
Operating expenses:
Cost of customer agreements and incentives	160,277	78,277
Cost of solar energy systems and product sales	134,082	91,598
Sales and marketing	126,113	70,270
Research and development	5,872	4,046
General and administrative	85,630	28,074
Amortization of intangible assets	1,345	1,483
Total operating expenses	513,319	273,748
Loss from operations	(178,525)	(63,017)
Interest expense, net	(74,270)	(49,924)
Other income, net	34,347	50
Loss before income taxes	(218,448)	(112,891)
Income tax benefit	(14,126)	(3,342)
Net loss	(204,322)	(109,549)
Net loss attributable to noncontrolling interests and redeemable noncontrolling interests	(180,533)	(81,590)
Net loss attributable to common stockholders	$(23,789)	$(27,959)
Net loss per share attributable to common stockholders
Basic	$(0.12)	$(0.23)
Diluted	$(0.12)	$(0.23)
Weighted average shares used to compute net loss per share attributable to common stockholders
Basic	202,562	119,220
Diluted	202,562	119,220

The accompanying notes are an integral part of these consolidated financial statements.

Sunrun Inc.
Consolidated Statements of Comprehensive Loss
(In Thousands)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Net loss attributable to common stockholders	$(23,789)	$(27,959)
Unrealized gain (loss) on derivatives, net of income taxes	47,133	(72,543)
Adjustment for net loss on derivatives recognized into earnings, net of income taxes	2,860	245
Other comprehensive income (loss)	49,993	(72,298)
Comprehensive income (loss)	$26,204	$(100,257)

Sunrun Inc.
Consolidated Statements of Redeemable Noncontrolling Interests and Equity
Three Months Ended March 31, 2021 and 2020
(In Thousands)
(Unaudited)

	Three Months Ended March 31, 2021
	Redeemable Noncontrolling Interests	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders' Equity	Noncontrolling Interests	Total Equity
		Shares	Amount
Balance at December 31, 2020	$560,461	201,406	$20	$6,107,802	$(106,755)	$76,844	$6,077,911	$650,999	$6,728,910
Exercise of stock options	—	898	—	8,541	—	—	8,541	—	8,541
Issuance of restricted stock units	—	1,258	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	80,632	—	—	80,632	—	80,632
Contributions from noncontrolling interests and redeemable noncontrolling interests	(23,691)	—	—	—	—	—	—	271,384	271,384
Distributions to noncontrolling interests and redeemable noncontrolling interests	(16,069)	—	—	—	—	—	—	(30,943)	(30,943)
Net (loss) income	20,165	—	—	—	—	(23,789)	(23,789)	(200,698)	(224,487)
Capped call transaction	—	—	—	(28,000)	—	—	(28,000)	—	(28,000)
Acquisition of noncontrolling interests	(4,572)	—	—	272	—	—	272	—	272
Other comprehensive income, net of taxes	—	—	—	—	49,993	—	49,993	—	49,993
Balance at March 31, 2021	$536,294	203,562	$20	$6,169,247	$(56,762)	$53,055	$6,165,560	$690,742	$6,856,302

	Three Months Ended March 31, 2020
	Redeemable Noncontrolling Interests	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders' Equity	Noncontrolling Interests	Total Equity
		Shares	Amount
Balance at December 31,2019	$306,565	118,451	$12	$766,006	$(52,753)	$251,466	$964,731	$366,701	$1,331,432
Cumulative effect of adoption of new ASU (No. 2016-13)	—	—	—	—	—	(1,228)	(1,228)	—	(1,228)
Exercise of stock options	—	1,009	—	5,949	—	—	5,949	—	5,949
Issuance of restricted stock units, net of tax withholdings	—	663	—	(3,530)	—	—	(3,530)		(3,530)
Stock-based compensation	—	—	—	6,808	—	—	6,808		6,808
Contributions from noncontrolling interests and redeemable noncontrolling interests	150,904	—	—	—	—	—	—	20,000	20,000
Distributions to noncontrolling interests and redeemable noncontrolling interests	(7,084)	—	—	—	—	—	—	(13,612)	(13,612)
Net loss	(34,692)	—	—	—	—	(27,959)	(27,959)	(46,898)	(74,857)
Other comprehensive loss, net of taxes	—	—	—	—	(72,298)	—	(72,298)	—	(72,298)
Balance at March 31, 2020	$415,693	120,123	$12	$775,233	$(125,051)	$222,279	$872,473	$326,191	$1,198,664

Sunrun Inc.
Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Operating activities:
Net loss	$(204,322)	$(109,549)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization, net of amortization of deferred grants	91,955	51,021
Deferred income taxes	(14,126)	(3,342)
Stock-based compensation expense	78,029	7,309
Bonus liability converted to RSUs	—	11,636
Interest on pass-through financing obligations	5,394	5,877
Reduction in pass-through financing obligations	(10,219)	(9,689)
Other noncash items	(28,451)	11,442
Changes in operating assets and liabilities:
Accounts receivable	(32,311)	11,044
Inventories	(6,727)	2,957
Prepaid and other assets	(88,469)	1,115
Accounts payable	1,479	(55,604)
Accrued expenses and other liabilities	14,113	(51,667)
Deferred revenue	8,008	10,565
Net cash used in operating activities	(185,647)	(116,885)
Investing activities:
Payments for the costs of solar energy systems	(357,012)	(207,360)
Purchases of property and equipment, net	(39)	(3,105)
Net cash used in investing activities	(357,051)	(210,465)
Financing activities:
Proceeds from issuance of recourse debt, net of capped call transaction	579,694	43,475
Repayment of recourse debt	(258,160)	(45,000)
Proceeds from issuance of non-recourse debt	431,633	191,751
Repayment of non-recourse debt	(293,409)	(12,997)
Payment of debt fees	(15,360)	—
Proceeds from pass-through financing and other obligations	2,486	1,762
Payment of finance lease obligations	(3,087)	(2,953)
Contributions received from noncontrolling interests and redeemable noncontrolling interests	247,693	170,904
Distributions paid to noncontrolling interests and redeemable noncontrolling interests	(47,913)	(18,992)
Acquisition of noncontrolling interest	(4,195)	—
Net proceeds related to stock-based award activities	8,541	2,419
Net cash provided by financing activities	647,923	330,369

Net change in cash and restricted cash	105,225	3,019
Cash and restricted cash, beginning of period	708,208	363,229
Cash and restricted cash, end of period	$813,433	$366,248
Supplemental disclosures of cash flow information
Cash paid for interest	$55,910	$28,435
Cash paid for income taxes	$—	$—
Supplemental disclosures of noncash investing and financing activities
Purchases of solar energy systems and property and equipment included in accounts payable and accrued expenses	$60,770	$43,664
Right-of-use assets obtained in exchange for new finance lease liabilities	$1,090	$180

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

Note 2. Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (the "SEC") regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. As such, these unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s annual report on Form 10-K for the year ended December 31, 2020.
The consolidated financial statements reflect the accounts and operations of the Company and those of its subsidiaries, including Funds, in which the Company has a controlling financial interest. Beginning October 8, 2020, the Company's consolidated subsidiaries also included Vivint Solar, Inc. ("Vivint Solar"). The typical condition for a controlling financial interest ownership is holding a majority of the voting interests of an entity. However, a controlling financial interest may also exist in entities, such as variable interest entities (“VIEs”), through arrangements that do not involve controlling voting interests. In accordance with the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification Topic 810 (“ASC 810”) Consolidation, the Company consolidates any VIE of which it is the primary beneficiary. The primary beneficiary, as defined in ASC 810, is the party that has (1) the power to direct the activities of a VIE that most significantly impact the VIE’s economic performance and (2) the obligation to absorb the losses of the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE. The Company evaluates its relationships with its VIEs on an ongoing basis to determine whether it continues to be the primary beneficiary. The consolidated financial statements reflect the assets and liabilities of VIEs that are consolidated. All intercompany transactions and balances have been eliminated in consolidation.

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
Revenue from external customers (including, but not limited to homeowners) for each group of similar products and services is as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Customer agreements	$157,830	$94,253
Incentives	16,766	4,871
Customer agreements and incentives	174,596	99,124

Solar energy systems	89,050	71,277
Products	71,148	40,330
Solar energy systems and product sales	160,198	111,607
Total revenue	$334,794	$210,731

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
The following table provides a reconciliation of cash and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statement of cash flows. Cash and restricted cash consists of the following (in thousands):

	Three Months Ended March 31,
	2021	2020
Beginning of period:
Cash	$519,965	$269,577
Restricted cash, current and long-term	188,243	93,652
Total	$708,208	$363,229

End of period:
Cash	$649,493	$286,418
Restricted cash, current and long-term	163,940	79,830
Total	$813,433	$366,248
As a result of the acquisition of Vivint Solar on October 8, 2020, cash and restricted cash increased by $537.2 million.
Accounts Receivable
Accounts receivable consist of amounts due from customers, as well as state and utility rebates due from government agencies and utility companies. Under Customer Agreements, the customers typically assign incentive rebates to the Company.
Accounts receivable, net, consists of the following (in thousands):

	March 31, 2021	December 31, 2020
Customer receivables	$125,583	$97,723
Other receivables	1,766	710
Rebates receivable	4,165	1,569
Allowance for credit losses	(6,015)	(4,861)
Total	$125,499	$95,141
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

The opening balance of deferred revenue was $729.5 million as of December 31, 2019. Deferred revenue consists of the following (in thousands):

	March 31, 2021	December 31, 2020
Under Customer Agreements:
Payments received, net	$616,085	$614,906
Financing component balance	53,541	51,835
	669,626	666,741

Under SREC contracts:
Payments received, net	130,603	126,793
Financing component balance	6,902	5,742
	137,505	132,535

Total	$807,131	$799,276

In the three months ended March 31, 2021 and 2020, the Company recognized revenue of $18.8 million and $17.4 million, respectively, from amounts included in deferred revenue at the beginning of the respective periods. Revenue allocated to remaining performance obligations represents contracted revenue that has not yet been recognized and includes deferred revenue as well as amounts that will be invoiced and recognized as revenue in future periods. Contracted but not yet recognized revenue was approximately $11.3 million as of March 31, 2021, of which the Company expects to recognize approximately 6% over the next 12 months. The annual recognition is not expected to vary significantly over the next 10 years as the vast majority of existing Customer Agreements have at least 10 years remaining, given that the average age of the Company's fleet of residential solar energy systems under Customer Agreements is less than four years due to the Company being formed in 2007 and having experienced significant growth in the last few years. The annual recognition on these existing contracts will gradually decline over the midpoint of the Customer Agreements over the following 10 years as the typical 20- or 25-year initial term expires on individual Customer Agreements.
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

Customer agreements and incentives
Customer agreements and incentives revenue is primarily comprised of revenue from Customer Agreements in which the Company provides continuous access to a functioning solar energy system and revenue from the sales of SRECs generated by the Company’s solar energy systems to third parties.
The Company begins to recognize revenue on Customer Agreements when permission to operate ("PTO") is given by the local utility company or on the date daily operation commences if utility approval is not required. Revenue recognition does not necessarily follow the receipt of cash. For Customer Agreements that include a fixed fee per month which entitles the customer to any and all electricity generated by the system, and for which the Company’s obligation is to provide continuous access to a functioning solar energy system, the Company recognizes revenue evenly over the time that it satisfies its performance obligations, which is over the initial term of the Customer Agreements. For Customer Agreements that charge a fixed price per kilowatt hour, and for which the Company’s obligation is the provision of electricity from a solar energy system, revenue is recognized based on the actual amount of power generated at rates specified under the contracts. Customer Agreements typically have an initial term of 20 or 25 years. After the initial contract term, Customer Agreements typically automatically renew on an annual basis.
SREC revenue arises from the sale of environmental credits generated by solar energy systems and is generally recognized upon delivery of the SRECs to the counterparty or upon reporting of the electricity generation. For pass-through financing obligation Funds, the value attributable to the monetization of Commercial ITCs are recognized in the period a solar energy system is granted PTO - see Note 10, Pass-through Financing Obligations.
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
Solar energy systems and product sales
For solar energy systems sold to customers, revenue is recognized when the solar energy system passes inspection by the authority having jurisdiction, which inspection generally occurs after installation but prior to PTO, at which time the Company has met the performance obligation in the contract. For solar energy system sales that include delivery obligations up until interconnection to the local power grid with permission to operate, the Company recognizes revenue at PTO. The Company’s installation Projects are typically completed in less than twelve months.
Product sales consist of solar panels, racking systems, inverters, other solar energy products sold to resellers, roof repair, fees for extended services on solar energy systems sold to customers and customer leads. Product sales revenue is recognized at the time when control is transferred, upon shipment, or as services are delivered. Customer lead revenue, included in product sales, is recognized at the time the lead is delivered.
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
Recently Issued and Adopted Accounting Standards
Accounting standards adopted January 1, 2020:
In June 2016, the FASB issued ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments, which replaces the current incurred loss impairment methodology with a current expected credit losses model. The amendment applies to entities that hold financial assets and net investment in leases that are not accounted for at fair value through net income as well as loans, debt securities, trade receivables, net investments in leases, off-balance sheet credit exposures, reinsurance receivables and any other financial assets not excluded from the scope that have the contractual right to receive cash. The Company adopted ASU No. 2016-13 effective January 1, 2020, using a modified retrospective transition method, which resulted in a cumulative-effect adjustment of $1.7 million for the establishment of a credit loss allowance for unbilled receivables related to Customer Agreements, as reflected in its consolidated statement of redeemable noncontrolling interests and stockholders' equity.
Accounting standards adopted January 1, 2021:
In January 2021, the FASB issued ASU No. 2021-01, Reference Rate Reform (Topic 848): Scope, which permits entities to elect certain optional expedients and exceptions when accounting for derivative contracts and certain hedging relationships affected by reference rate reform. This ASU is effective upon issuance and can generally be applied through December 31, 2022. The Company adopted ASU 2019-12 effective January 1, 2021, and there was no impact to its consolidated financial statements.
In November 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740), which simplifies the accounting for income taxes, primarily by eliminating certain exceptions to the guidance in ASC 740. The Company adopted ASU 2019-12 effective January 1, 2021, and there was no impact to its consolidated financial statements.
In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity's Own Equity (Subtopic 815-40), simplifies the accounting for convertible instruments and the application of the derivatives scope exception for contracts in an entity’s own equity. This ASU is effective for fiscal periods beginning after December 15, 2021. The Company adopted ASU 2020-06 effective January 1, 2021, and applied this guidance to the convertible senior notes issued in January 2021, see Note 8 Indebtedness, which allowed the Company to account for the notes and their underlying conversion feature as a liability. There was no other impact to the Company’s consolidated financial statements as a result of this adoption.
In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848), Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts, hedging relationships, and other transactions that reference LIBOR or other reference rates that are expected to be discontinued because of reference rate reform. This ASU is available for adoption as of the beginning of the interim period that includes March 12, 2020 through

December 31, 2022, as contract modifications or hedging relationships entered into or evaluated after December 31, 2022 are excluded unless an entity has elected certain optional expedients for and that are retained through the end of the hedging relationship. For the Company’s cash flow hedges in which the designated hedged risk is LIBOR or another rate that is expected to be discontinued, the Company has adopted the portion of the guidance that allows it to assert that it remains probable that the hedged forecasted transaction will occur. The Company adopted the remainder of this guidance effective January 1, 2021, and there was no impact to its consolidated financial statements.

Note 3. Fair Value Measurement
At March 31, 2021 and December 31, 2020, the carrying value of receivables, accounts payable, accrued expenses and distributions payable to noncontrolling interests approximates fair value due to their short-term nature and falls under the Level 2 hierarchy. The carrying values and fair values of debt instruments are as follows (in thousands):

	March 31, 2021		December 31, 2020
	Carrying Value	Fair Value	Carrying Value	Fair Value
Recourse debt	$569,156	$531,180	$230,660	$230,660
Senior debt	1,658,889	1,663,238	1,722,730	1,733,767
Subordinated debt	959,565	975,368	934,386	958,880
Securitization debt	2,086,615	2,164,149	1,908,369	2,012,283
Total	$5,274,225	$5,333,935	$4,796,145	$4,935,590
At March 31, 2021 and December 31, 2020, the fair value of certain recourse debt and certain senior, subordinated and securitization loans approximate their carrying values because their interest rates are variable rates that approximate rates currently available to the Company. At March 31, 2021 and December 31, 2020, the fair value of the Company’s other debt instruments are based on rates currently offered for debt with similar maturities and terms. The Company’s fair value of the debt instruments fell under the Level 2 hierarchy. These valuation approaches involve some level of management estimation and judgment, the degree of which is dependent on the price transparency for the instruments or market.
At March 31, 2021 and December 31, 2020, financial instruments measured at fair value on a recurring basis, based upon the fair value hierarchy, are as follows (in thousands):

	March 31, 2021
	Level 1	Level 2	Level 3	Total
Derivative assets:
Interest rate swaps	$—	$32,019	$—	$32,019
Total	$—	$32,019	$—	$32,019
Derivative liabilities:
Interest rate swaps	$—	$102,220	$—	$102,220
Total	$—	$102,220	$—	$102,220
Contingent consideration:
Contingent consideration	$—	$—	$3,453	$3,453
Total	$—	$—	$3,453	$3,453

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Derivative assets:
Interest rate swaps	$—	$5,218	$—	$5,218
Total	$—	$5,218	$—	$5,218
Derivative liabilities:
Interest rate swaps	$—	$175,444	$—	$175,444
Total	$—	$175,444	$—	$175,444
Contingent consideration:
Contingent consideration:	$—	$—	$4,653	$4,653
Total	$—	$—	$4,653	$4,653

The above balances are recorded in other assets and other liabilities, respectively, in the consolidated balance sheets, except for $0.1 million as of December 31, 2020, which is recorded in prepaid and other assets and except for $24.7 million and $23.9 million as of March 31, 2021 and December 31, 2020, respectively, which is recorded in accrued expenses and other liabilities.
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
    The Company recorded contingent consideration in connection with the July 2019 acquisition of a specific customer pipeline and assembled workforce from Omni Energy, LLC, which is dependent on the achievement of specified deployment milestones associated with the number of solar energy systems installed through 2022. The Company determined the fair value of the contingent consideration using a probability-weighted expected return methodology that considers the timing and probabilities of achieving these milestones and uses discount rates that reflect the appropriate cost of capital. Contingent consideration was valued with Level 3 inputs. The Company reassesses the valuation assumptions each reporting period, with any changes in the fair value accounted for in the consolidated statements of operations.
The following table summarizes the activity of Level 3 contingent consideration balance in the three months ended March 31, 2021 (in thousands):

Balance at December 31, 2020	$4,653
Change in fair value recognized in earnings within sales and marketing expense	(1,200)
Balance at March 31, 2021	$3,453

Note 4. Inventories
Inventories consist of the following (in thousands):

	March 31, 2021	December 31, 2020
Raw materials	$255,699	$241,095
Work-in-process	34,073	41,950
Total	$289,772	$283,045

The Internal Revenue Service (“IRS”) provided taxpayers a safe harbor opportunity to retain access to the pre-step down tax credit amounts through specific rules released in Notice 2018-59. The Company has sought to avail itself of the safe harbor by incurring certain costs and taking title in the year the Company took delivery, for tax purposes, of the underlying inventory and/or by performing physical work on components that will be installed in solar facilities. As of March 31, 2021 and December 31, 2020, there was approximately $85.3 million and $73.0 million, respectively, related to the safe harbor program within raw materials.

Note 5. Solar Energy Systems, net
Solar energy systems, net consists of the following (in thousands):

	March 31, 2021	December 31, 2020
Solar energy system equipment costs	$8,127,259	$7,839,427
Inverters	915,778	883,785
Total solar energy systems	9,043,037	8,723,212
Accumulated depreciation and amortization	(1,000,558)	(914,551)
Construction-in-progress	417,964	394,127
Total solar energy systems, net	$8,460,443	$8,202,788
All solar energy systems, including construction-in-progress, have been leased to or are subject to signed Customer Agreements with customers. The Company recorded depreciation expense related to solar energy systems of $87.4 million and $46.4 million for the three months ended March 31, 2021 and 2020, respectively. The depreciation expense was reduced by the amortization of deferred grants of $2.1 million and $2.0 million for three months ended March 31, 2021 and 2020, respectively.

Note 6. Other Assets
Other assets consist of the following (in thousands):

	March 31, 2021	December 31, 2020
Costs to obtain contracts - customer agreements	$455,420	$377,839
Costs to obtain contracts - incentives	2,481	2,481
Accumulated amortization of costs to obtain contracts	(55,689)	(51,365)
Unbilled receivables	163,845	150,603
Allowance for credit losses on unbilled receivables	(1,874)	(1,731)
Operating lease right-of-use assets	76,763	81,516
Equity method investment	62,927	65,356
Other assets	97,397	56,966
Total	$801,270	$681,665
The Company recorded amortization of costs to obtain contracts of $4.2 million and $3.4 million for the three months ended March 31, 2021 and 2020, respectively, in Sales and marketing in the consolidated statements of operations.

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

Note 7. Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consist of the following (in thousands):

	March 31, 2021	December 31, 2020
Accrued employee compensation	$104,413	$91,115
Operating lease obligations	20,613	21,461
Accrued interest	35,287	38,340
Accrued professional fees	15,817	15,834
Other accrued expenses	136,436	158,864
Total	$312,566	$325,614

Note 8. Indebtedness
As of March 31, 2021, debt consisted of the following (in thousands, except percentages):

	March 31, 2021	December 31, 2020	Unused Borrowing Capacity (1)	Weighted Average Interest Rate at March 31, 2021 (2)	Weighted Average Interest Rate at December 31, 2020 (2)	Contractual Interest Rate (3)	Contractual Maturity Date
Recourse debt
Bank line of credit (4)	$180,196	$230,660	$32,500	3.36%	3.53%	LIBOR +3.25%	April 2022
0% Convertible Senior Notes (5)	400,000	—	—	—%	N/A	—%	February 2026
Total recourse debt	580,196	230,660	32,500

Non-recourse debt (6)
Senior revolving and delayed draw loans (7)(8)	731,300	587,600	97,050	2.78%	2.85%	LIBOR +2.50% - 3.25%	March 2023 - October 2027
Senior non-revolving loans	879,583	1,087,386	—	3.85%	3.68%	4.50% - 6.50%; LIBOR +2.125% - 2.25%	April 2022 - November 2040
Subordinated revolving and delayed draw loans	139,053	282,722	24,700	9.11%	8.43%	8.50% - 10.00%; LIBOR +9.00%	March 2024 - October 2032
Subordinated loans (9)	836,882	668,642	—	8.64%	8.76%	8.00% - 10.00%; LIBOR +5.00% - 6.75%	March 2023 - January 2042
Securitized loans	2,069,043	1,885,981	—	3.90%	4.18%	2.33% - 5.31%	August 2023 - February 2055
Total non-recourse debt	4,655,861	4,512,331	121,750
Total recourse and non-recourse debt	5,236,057	4,742,991	154,250
Plus: Debt premium	106,448	108,778	—
Less: Debt discount	(68,280)	(55,624)	—
Total debt, net	$5,274,225	$4,796,145	$154,250

(1)    Represents the additional amount the Company could borrow, if any, based on the state of its existing assets as of March 31, 2021.
(2)    Reflects weighted average contractual, unhedged rates. See Note 9, Derivatives for hedge rates.

(3)    Ranges shown reflect fixed interest rate and rates using LIBOR as applicable.
(4)    This syndicated working capital facility with banks has a total commitment up to $250.0 million and is secured by substantially all of the unencumbered assets of the Company, as well as ownership interests in certain subsidiaries of the Company. Loans under this facility bear interest at LIBOR +3.25% per annum or Base Rate +2.25% per annum. The Base Rate is the highest of the Federal Funds Rate +0.50%, the Prime Rate, or LIBOR +1.00%. Subject to various restrictive covenants, such as the completion and presentation of audited consolidated financial statements, maintaining a minimum unencumbered liquidity of at least $25.0 million at the end of each calendar month, maintaining quarter end liquidity to be at least $35.0 million, and maintaining a minimum interest coverage ratio of 3.50 or greater, measured quarterly as of the last day of each quarter. The Company was in compliance with all debt covenants as of March 31, 2021.
(5)    These convertible senior notes ("Notes") will not bear regular interest, and the principal amount of the notes will not accrete. The Notes may bear special interest under specified circumstances relating to the Company’s failure to comply with its reporting obligations under the Indenture or if the Notes are not freely tradeable as required by the Indenture. The Notes will mature on February 1, 2026, unless earlier repurchased by the Company, redeemed by the Company or converted pursuant to their terms. The initial conversion rate of the Notes is 8.4807 shares of the Company’s common stock, par value $0.0001 per share, per $1,000 principal amount of Notes, which is equivalent to an initial conversion price of approximately $117.91 per share. The conversion rate will be subject to adjustment upon the occurrence of certain specified events but will not be adjusted for any accrued and unpaid special interest. In addition, upon the occurrence of a make-whole fundamental change or an issuance of a notice of redemption, the Company will, in certain circumstances, increase the conversion rate by a number of additional shares for a holder that elects to convert its Notes in connection with such make-whole fundamental change or notice of redemption. The debt discount recorded on the Notes is being amortized to interest expense at an effective interest rate of 0.57%. As of March 31, 2021, $0.4 million of the debt discount was amortized to interest expense. In connection with the offering of the Notes, the Company entered into privately negotiated capped call transactions (“Capped Calls”) with certain of the initial purchasers and/or their respective affiliates at a cost of approximately $28.0 million. The Capped Calls are classified as equity and were recorded to additional paid-in-capital within stockholders’ equity as of March 31, 2021. The Capped Calls each have an initial strike price of approximately $117.91 per share, subject to certain adjustments, which corresponds to the initial conversion price of the Notes. The Capped Calls have initial cap prices of $157.22 per share. The Capped Calls cover, subject to anti-dilution adjustments, approximately 3.4 million shares of common stock. The Capped Calls are expected generally to reduce the potential dilution to the common stock upon any conversion of Notes and/or offset any cash payments the Company is required to make in excess of the principal amount of the Notes, as the case may be, in the event the market price per share of common stock, as measured under the Capped Calls, is greater than the strike price of the Capped Call, with such offset subject to a cap. If, however, the market price per share of the common stock, as measured under the Capped Calls, exceeds the cap price of the Capped Calls, there would be dilution and/or there would not be an offset of such potential cash payments, in each case, to the extent that the then-market price per share of the common stock exceeds the cap price. The final components of the Capped Calls are scheduled to expire on January 29, 2026.
(6)    Certain loans under these categories are part of project equity transactions.
(7)    Under a loan within this category, the Company may incur up to an aggregate principal amount of $100.0 million in revolver borrowings. Borrowings under this revolving loan may be designated as base rate loans or LIBOR loans, subject to certain terms and conditions. Base rate loans accrue interest at a rate per year equal to 2.25% plus the highest of (i) the federal funds rate plus 0.50%, (ii) Bank of America, N.A.’s published “prime rate,” and (iii) LIBOR rate plus 1.00%, subject to a 0.00% floor. LIBOR loans accrue interest at a rate per annum equal to 3.25 % plus the fluctuating rate of interest equal to LIBOR or a comparable successor rate approved by the administrative agent, subject to a 0.00% floor. In addition to customary covenants for these type of facilities, the Company is subject to financial covenants and is required to have unencumbered cash and cash equivalents at the end of each fiscal quarter of at least the greater of (i) $30.0 million and (ii) the amount of unencumbered liquidity to be maintained by Vivint Solar, Inc., a wholly owned subsidiary of the Company, in accordance with any loan documents governing recourse debt facilities of Vivint Solar, Inc. As of March 31, 2021, Vivint Solar, Inc. did not have any recourse debt facilities other than the facility described in this paragraph.
(8)    Pursuant to the terms of the aggregation facilities within this category the Company may draw up to an aggregate principal amount of $1.1 billion in revolver borrowings depending on the available borrowing base at the time.

(9)    A loan under this category with an outstanding balance of $124.1 million as of March 31, 2021 contains a put option that can be exercised beginning in 2036 that would require the Company to pay off the entire loan on November 30, 2037.
Senior and Subordinated Debt Facilities
Each of the Company's senior and subordinated debt facilities contain customary covenants, including the requirement to maintain certain financial measurements and provide lender reporting. Each of the senior and subordinated debt facilities also contain certain provisions in the event of default that entitle lenders to take certain actions including acceleration of amounts due under the facilities and acquisition of membership interests and assets that are pledged to the lenders under the terms of the senior and subordinated debt facilities. The facilities are non-recourse to the Company and are secured by net cash flows from Customer Agreements or inventories less certain operating, maintenance and other expenses which are available to the borrower after distributions to tax equity investors, where applicable. Under the terms of these facilities, the Company's subsidiaries pay interest and principal from the net cash flows available to the subsidiaries. The Company was in compliance with all debt covenants as of March 31, 2021.
Securitization Loans
Each of the Company's securitized loans contains customary covenants including the requirement to provide reporting to the indenture trustee and ratings agencies. Each of the securitized loans also contain certain provisions in the event of default which entitle the indenture trustee to take certain actions including acceleration of amounts due under the facilities and acquisition of membership interests and assets that are pledged to the lenders under the terms of the securitized loans. The facilities are non-recourse to the Company and are secured by net cash flows from Customer Agreements less certain operating, maintenance and other expenses that are available to the borrower after distributions to tax equity investors, where applicable. Under the terms of these loans, the Company's subsidiaries pay interest and principal from the net cash flows available to the subsidiaries. The Company was in compliance with all debt covenants as of March 31, 2021.

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
Certain interest rate swaps have been designated as cash flow hedges. The credit risk adjustment associated with these swaps is the risk of non-performance by the counterparties to the contracts. In the three months ended March 31, 2021, the majority of hedge relationships on the Company’s interest rate swaps have been assessed as highly effective as the quarterly assessment performed determined changes in cash flows of the derivative instruments have been highly effective in offsetting the changes in the cash flows of the hedged items and are expected to be highly effective in the future. Accordingly, changes in the fair value of these derivatives are recorded as a component of accumulated other comprehensive income, net of income taxes. Changes in the fair value of these derivatives are subsequently reclassified into earnings, and are included in interest expense, net in the Company’s statements of operations, in the period that the hedged forecasted transactions affect earnings. To the extent that the hedge relationships are not effective, changes in the fair value of these derivatives are recorded in other expenses, net in the Company's statements of operations on a prospective basis.
The Company’s master netting and other similar arrangements allow net settlements under certain conditions. When those conditions are met, the Company presents derivatives at net fair value. As of March 31, 2021, the information related to these offsetting arrangements were as follows (in thousands):

Instrument Description	Gross Amounts of Recognized Assets / Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets / Liabilities Included in the Consolidated Balance Sheet	Notional Amount (1)
Assets:
Derivatives designated as hedging instruments	$21,998	$(235)	$21,763	$323,303
Derivatives not designated as hedging instruments	10,021	—	10,021	165,696

Liabilities:
Derivatives designated as hedging instruments	$(84,940)	$235	$(84,705)	$1,320,017
Derivatives not designated as hedging instruments	(17,280)	—	(17,280)	352,381
Total	$(70,201)	$—	$(70,201)	$2,161,397

(1)    Comprised of 52 interest rate swaps which effectively fix the LIBOR portion of interest rates on outstanding balances of certain loans under the senior and securitized sections of the debt footnote table (see Note 8, Indebtedness) at 0.57% to 3.37% per annum. These swaps mature from August 31, 2022 to January 31, 2043.
As of December 31, 2020, the information related to these offsetting arrangements were as follows (in thousands):

Instrument Description	Gross Amounts of Recognized Assets / Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets / Liabilities Included in the Consolidated Balance Sheet	Notional Amount
Assets:
Derivatives designated as hedging instruments	$4,293	$(6)	$4,287	$191,737
Derivatives not designated as hedging instruments	925	(13)	912	166,138

Liabilities:
Derivatives designated as hedging instruments	(165,996)	6	(165,990)	1,796,596
Derivatives not designated as hedging instruments	(9,448)	13	(9,435)	190,530
Total	$(170,226)	$—	$(170,226)	$2,345,001
The losses (gains) on derivatives designated as cash flow hedges recognized into OCI, before tax effect, consisted of the following (in thousands):

	Three months ended March 31,
	2021	2020
Derivatives designated as cash flow hedges:
Interest rate swaps	$(64,303)	$99,049
The losses (gains) on derivatives financial instruments recognized into the consolidated statements of operations, before tax effect, consisted of the following (in thousands):

	Three months ended March 31,
	2021		2020
	Interest expense, net	Other expense, net	Interest expense, net	Other expense, net
Derivatives designated as cash flow hedges:
Interest rate swaps
Losses (gains) reclassified from AOCI into income	$3,902	$—	$335	$—
Derivatives not designated as cash flow hedges:
Interest rate swaps
Gains recognized into income	—	(32,614)	—	—
Total losses (gains)	$3,902	$(32,614)	$335	$—
All amounts in Accumulated other comprehensive income (loss) ("AOCI") in the consolidated statements of redeemable noncontrolling interests and equity relate to derivatives, refer to the consolidated statements of comprehensive (loss) income. The net (loss) gain on derivatives includes the tax effect of $18.2 million and $26.4 million for three months ended March 31, 2021 and 2020, respectively.
During the next 12 months, the Company expects to reclassify $22.0 million of net losses on derivative instruments from accumulated other comprehensive income to earnings. There were ten undesignated derivative instruments recorded by the Company as of March 31, 2021.

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
Under these financing obligation arrangements, wholly owned subsidiaries of the Company finance the cost of solar energy systems with investors for an initial term of typically 20 or 22 years, and one fund with an initial term of 7 years. The solar energy systems are subject to Customer Agreements with an initial term of typically 20 or 25 years that automatically renew on an annual basis. These solar energy systems are reported under the line item solar energy systems, net in the consolidated balance sheets. As of March 31, 2021 and December 31, 2020, the cost of the solar energy systems placed in service under the financing obligation arrangements was $714.4 million and $715.5 million, respectively. The accumulated depreciation related to these assets as of March 31, 2021 and December 31, 2020 was $126.7 million and $120.2 million, respectively.
The investors make a series of large up-front payments and, in certain cases, subsequent smaller quarterly payments (lease payments) to the subsidiaries of the Company. The Company accounts for the payments received from the investors under the financing obligation arrangements as borrowings by recording the proceeds received as financing obligations on its consolidated balance sheets, and cash provided by financing activities in its consolidated statement of cash flows. These financing obligations are reduced over a period of approximately 22 years, or over 7 years in the case of one fund, by customer payments under the Customer Agreements, U.S. Treasury grants (where applicable) and proceeds from the contracted resale of SRECs as they are received by the investor. In addition, funds paid for the Commercial ITC value upfront are initially recorded as a refund liability and recognized as revenue as the associated solar energy system reaches PTO. The Commercial ITC value is reflected in cash provided by operations on the consolidated statement of cash flows. The Company accounts for the Customer Agreements and any related U.S. Treasury grants, as well as the resale of SRECs consistent with the Company’s revenue recognition accounting policies as described in Note 2, Summary of Significant Accounting Policies.

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

Note 11. VIE Arrangements
The Company consolidated various VIEs at March 31, 2021 and December 31, 2020. The carrying amounts and classification of the VIEs’ assets and liabilities included in the consolidated balance sheets are as follows (in thousands):

	March 31, 2021	December 31, 2020
Assets
Current assets
Cash	$246,928	$219,502
Restricted cash	45,877	34,559
Accounts receivable, net	51,552	35,152
Inventories	40,843	23,306
Prepaid expenses and other current assets	582	2,629
Total current assets	385,782	315,148
Solar energy systems, net	7,038,553	6,748,127
Other assets	150,514	127,591
Total assets	$7,574,849	$7,190,866
Liabilities
Current liabilities
Accounts payable	$20,124	$15,609
Distributions payable to noncontrolling interests and redeemable noncontrolling interests	27,676	28,577
Accrued expenses and other liabilities	24,324	24,660
Deferred revenue, current portion	46,043	44,906
Deferred grants, current portion	1,005	1,007
Non-recourse debt, current portion	33,966	31,594
Total current liabilities	153,138	146,353
Deferred revenue, net of current portion	506,510	493,161
Deferred grants, net of current portion	25,589	25,891
Non-recourse debt, net of current portion	1,308,041	1,160,817
Other liabilities	24,016	31,745
Total liabilities	$2,017,294	$1,857,967
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
The Company holds certain variable interests in nonconsolidated VIEs established as a result of seven pass-through Fund arrangements as further explained in Note 10, Pass-through Financing Obligations. The Company does not have material exposure to losses as a result of its involvement with the VIEs in excess of the amount of the pass-through financing obligation recorded in the Company’s consolidated financial statements. The Company is not considered the primary beneficiary of these VIEs.

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
The carrying value of redeemable noncontrolling interests was greater than the redemption value except for fourteen and fifteen Funds at March 31, 2021 and December 31, 2020, respectively, where the carrying value has been adjusted to the redemption value.

There was a $70.3 million difference between the fair value of the noncontrolling interests and redeemable noncontrolling interests acquired at the date of the merger with Vivint Solar and the noncontrolling interests and redeemable noncontrolling interests balances as calculated using the HLBV method of accounting, which will remain in NCI until a realization event occurs. As of March 31, 2021, the remaining trapped value related to noncontrolling interests and redeemable noncontrolling interests is now $129.4 million given the occurrence of certain realization events subsequent to the date of merger.

Note 13. Stock-Based Compensation
Stock Options
The following table summarizes the activity for all stock options under all of the Company’s equity incentive plans for the three months ended March 31, 2021 (shares and aggregate intrinsic value in thousands):

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2020	8,019	$10.35	6.87	$473,371
Granted	236	53.48
Exercised	(898)	8.81
Cancelled	(172)	10.16
Outstanding at March 31, 2021	7,185	$11.96	6.71	$348,628

Options vested and exercisable at March 31, 2021	4,097	$6.81	5.27	$219,890
Restricted Stock Units
The following table summarizes the activity for all restricted stock units (“RSUs”) under all of the Company’s equity incentive plans for the three months ended March 31, 2021 (shares in thousands):

	Number of Awards	Weighted Average Grant Date Fair Value
Unvested balance at December 31, 2020	7,103	$40.17
Granted	226	63.85
Issued	(1,258)	33.54
Cancelled / forfeited	(196)	20.60
Unvested balance at March 31, 2021	5,875	$43.13
Warrants for Strategic Partners
During the quarter ended March 31, 2021,the Company issued warrants exercisable for up to 316,177 shares of its common stock to certain strategic partners (calculated using the closing stock price of $60.48 on March 31, 2021) and recognized compensation cost of $1.4 million based on time and performance milestones achieved during the quarter. The exercise price of the warrants is $0.01 per share, and no exercises occurred during the quarter ended March 31, 2021.

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
Stock-Based Compensation Expense
The Company recognized stock-based compensation expense, including ESPP expenses, in the consolidated statements of operations as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Cost of customer agreements and incentives	$2,232	$1,946
Cost of solar energy systems and product sales	1,304	673
Sales and marketing	27,106	3,478
Research and development	676	1,075
General and administration	46,711	11,773
Total	$78,029	$18,945
During the three months ended March 31, 2021, stock-based compensation expense capitalized to solar energy systems, net in the Company’s consolidated balance sheet was $2.6 million.

Note 14. Income Taxes
The income tax benefit (expense) rate for the three months ended March 31, 2021 and 2020 was 6.5% and 2.9%, respectively. The differences between the actual consolidated effective income tax rate and the U.S. federal statutory rate were primarily attributable to the allocation of losses on noncontrolling interests and an increase in stock-based compensation deductions.
The Company sells solar energy systems to investment Funds. As the investment Funds are consolidated by the Company, the gain on the sale of the assets has been eliminated in the consolidated financial statements, however gains on sale are recognized for tax purposes.
Uncertain Tax Positions

As a result of the acquisition of Vivint Solar, Inc., the Company established an unrecognized tax benefit of $1.0 million as of March 31, 2021 and December 31, 2020 that, if recognized, would impact the Company's effective tax rate.

Note 15. Commitments and Contingencies
Letters of Credit
As of March 31, 2021 and December 31, 2020, the Company had $27.7 million and $37.0 million, respectively, of unused letters of credit outstanding, which carry fees of 2.13% - 3.25% per annum and 2.13% - 3.25% per annum, respectively.
Guarantees
Certain tax equity funds and debt facilities require the Company to maintain an aggregate amount of $30.0 million of unencumbered cash and cash equivalents at the end of each month.

Operating and Finance Leases
The Company leases real estate under non-cancellable-operating leases and equipment under finance leases.
The components of lease expense were as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Finance lease cost:
Amortization of right-of-use assets	$3,198	$2,657
Interest on lease liabilities	271	217
Operating lease cost	3,010	3,126
Short-term lease cost	3,528	120
Variable lease cost	1,618	810
Sublease income	(195)	(160)
Total lease cost	$11,430	$6,770
Other information related to leases was as follows (dollars in thousands):

	Three Months Ended March 31,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$6,740	$2,575
Operating cash flows from finance leases	268	221
Financing cash flows from finance leases	3,087	2,953
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	313	32
Finance leases	1,090	180
Weighted average remaining lease term (years):
Operating leases	7.15	4.99
Finance leases	2.38	2.70
Weighted average discount rate:
Operating leases	4.2%	5.5%
Finance leases	4.7%	4.2%

Future minimum lease commitments under non-cancellable leases as of March 31, 2021 were as follows (in thousands):

	Operating Leases	Sublease Income	Net Operating Leases	Finance Leases
2021	$24,383	$485	$23,898	$11,436
2022	19,218	23	19,195	7,936
2023	16,605	—	16,605	2,997
2024	11,070	—	11,070	667
2025	9,522	—	9,522	1
Thereafter	35,951	—	35,951	—
Total future lease payments	116,749	508	116,241	23,037
Less: Amount representing interest	15,054	—	15,054	1,145
Present value of future payments	101,695	508	101,187	21,892
Less: Tenant incentives	—	—	—	—
Net present value of future payments	101,695	508	101,187	21,892
Less: Current portion	20,613	—	20,613	10,707
Long-term portion	$81,082	$508	$80,574	$11,185

Purchase Commitment
The Company entered into purchase commitments, which have the ability to be canceled without significant penalties, with multiple suppliers to purchase $101.0 million of photovoltaic modules, inverters and batteries by the end of 2022.
Warranty Accrual
The Company accrues warranty costs when revenue is recognized for solar energy systems sales, based on the estimated future costs of meeting its warranty obligations. Warranty costs primarily consist of replacement costs for supplies and labor costs for service personnel since warranties for equipment and materials are covered by the original manufacturer’s warranty (other than a small deductible in certain cases). As such, the warranty reserve is immaterial in all periods presented. The Company makes and revises these estimates based on the number of solar energy systems under warranty, the Company’s historical experience with warranty claims, assumptions on warranty claims to occur over a systems’ warranty period and the Company’s estimated replacement costs. A warranty is provided for solar energy systems sold and leased. However, for the solar energy systems under Customer Agreements, the Company does not accrue a warranty liability because those systems are owned by consolidated subsidiaries of the Company. Instead, any repair costs on those solar energy systems are expensed when they are incurred as a component of customer agreements and incentives costs of revenue.

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

On April 8, 2019, a putative class action captioned Loftus et al. v. Sunrun Inc., Case No. 3:19-cv-01608, was filed in the United States District Court, Northern District of California. The complaint generally alleges violations of the Telephone Consumer Protection Act (the “TCPA”) on behalf of an individual and putative classes of persons alleged to be similarly situated. Plaintiffs filed a First Amended Complaint on June 26, 2019, adding defendant MediaMix 365, LLC, also asserting individual and putative class claims under the TCPA, along with claims under the California Invasion of Privacy Act. In the amended version of their Complaint, plaintiffs seek statutory damages, equitable and injunctive relief, and attorneys’ fees and costs on behalf of themselves and the absent purported classes. Most, if not all, of the claims asserted in the lawsuit relate to activities allegedly engaged in by third-party vendors, for which the Company denies any responsibility. While the Company believes that the claims against it are without merit, in view of the cost and risk of continuing to defend the action, it reached an agreement with plaintiffs to settle the lawsuit on a class-wide basis for $5.5 million, which was accrued as of June 30, 2020, in exchange for a release of all claims that were or could have been asserted in the litigation. The settlement is subject to court approval. Preliminary approval was granted on September 25, 2020 and the court has scheduled the final approval hearing for May 6, 2021.

In October 2019, two shareholders filed separate putative class actions in the U.S. District Court for the Eastern District of New York (Crumrine v. Vivint Solar, Inc. and Li v. Vivint Solar, Inc.) purportedly on behalf of themselves and all others similarly situated. The lawsuits purport to allege violations of Federal Securities Laws. In March 2020, the court consolidated the two actions and appointed lead plaintiffs and lead counsel to represent the alleged putative class. Subsequently, in December 2020, the Eastern District of New York transferred the actions to the District of Utah, where they are now pending. Vivint Solar disputes the allegations in the complaint. The Company is unable to estimate a range of loss, if any, at this time.

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

Note 16. Earnings Per Share
The computation of the Company’s basic and diluted net loss per share is as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2021	2020
Numerator:
Net loss attributable to common stockholders	$(23,789)	$(27,959)
Denominator:
Weighted average shares used to compute net loss per share attributable to common stockholders, basic	202,562	119,220
Weighted average effect of potentially dilutive shares to purchase common stock	—	—
Weighted average shares used to compute net loss per share attributable to common stockholders, diluted	202,562	119,220
Net loss per share attributable to common stockholders
Basic	$(0.12)	$(0.23)
Diluted	$(0.12)	$(0.23)

The following shares were excluded from the computation of diluted net loss per share as the impact of including those shares would be anti-dilutive (in thousands):

	Three Months Ended March 31,
	2021	2020
Outstanding stock options	559	2,616
Unvested restricted stock units	345	2,002
Convertible senior notes (if converted)	2,337	—
Total	3,241	4,618

Note 17. Related Party Transactions

Advances Receivable—Related Party

Net amounts due from direct-sales professionals were $6.4 million as of March 31, 2021. The Company provided a reserve of $0.6 million as of March 31, 2021 related to advances to direct-sales professionals who have terminated their employment agreement with the Company.

Note 18. Acquisitions

Vivint Solar, Inc.

On October 8, 2020, the Company acquired Vivint Solar, a leading full-service residential solar provider in the United States, at an estimated purchase price of $5.0 billion, pursuant to an Agreement and Plan of Merger, dated as of July 6, 2020, by and among the Company, Vivint Solar and Viking Merger Sub, Inc., a Delaware corporation and direct wholly owned subsidiary of the Company (“Merger Sub”), pursuant to which Merger Sub merged with and into Vivint Solar, with Vivint Solar continuing as the surviving corporation (the “Merger”). As a result of the Merger, Vivint Solar became a direct wholly owned subsidiary of the Company.

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

Note 19. Subsequent Events

On April 20, 2021, Sunrun Luna Portfolio 2021, LLC (“Borrower”), a wholly-owned indirect subsidiary of the Company, entered into a non-recourse, floating rate revolving warehouse facility (the “Warehouse Facility”) pursuant to which it may borrow up to an aggregate principal amount of $630 million, expandable up to $800 million, from certain financial institutions. The Warehouse Facility has an advance rate of 80% of the discounted present value of the cash flows financed.

During the period in which the Borrower may make borrowings under the Warehouse Facility, interest on borrowings accrues at an annual rate equal to the Benchmark (initially LIBOR and when LIBOR ceases to be available or if the administrative agent and the Borrower so elect, a SOFR-based rate) plus 2.50%. After such availability period, interest will accrue at an annual rate equal to the Benchmark plus 3.50%. In addition, the Borrower is required to enter into interest rate hedging arrangements such that not less than 80.0% of the aggregate expected amortization profile of all outstanding revolving advances is subject to a fixed interest rate or other interest rate protection. Initially, subject to the terms of the Warehouse Facility, only interest payments are due on a quarterly basis, through the availability period, and then cash flows will be applied to amortize principal. These payments will occur on the last day of January, April, July and October of each year. Principal and interest payable under the Warehouse Facility mature in four years and optional prepayments, in whole or in part, are permitted under the Warehouse Facility no more than once per month, without premium or penalty apart from any customary breakage provisions.

The Warehouse Facility includes customary events of default, conditions to borrowing and covenants, including negative covenants that restrict, subject to certain exceptions, the Borrower’s, guarantors’ and Borrower’s subsidiaries’ ability to incur indebtedness, incur liens, make fundamental changes to their respective businesses, make certain types of restricted payments and investments or enter into certain transactions with affiliates. Certain reserve accounts totaling approximately $2.6 million were funded at closing.

The obligations of the Borrower are secured by a pledge of the membership interests in the Borrower, all of the Borrower’s assets (including membership interests of the Borrower’s directly-owned subsidiaries (including subsidiaries acting as managing members of the underlying investment funds)) and all of the assets of the Borrower’s directly-owned subsidiaries (including, with respect to the subsidiaries that are managing members of underlying investment funds, the membership interests owned by such subsidiaries in such underlying investment funds).

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion and analysis of our financial condition and results of operations together with the unaudited consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to such differences include those identified below and those discussed in the section titled “Risk Factors” included elsewhere in this Quarterly Report on Form 10-Q.

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

On October 8, 2020, we completed the acquisition of Vivint Solar, Inc. ("Vivint Solar") a leading full-service residential solar provider in the United States, at an estimated purchase price of $5.0 billion, pursuant to an Agreement and Plan of Merger, dated as of July 6, 2020, by and among Sunrun, Vivint Solar and Viking Merger Sub, Inc., a Delaware corporation and direct wholly owned subsidiary of the Company (“Merger Sub”). Further information about the acquisition of Vivint Solar can be found in Note 18, Acquisitions to our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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
We have experienced substantial growth in our business and operations since our inception in 2007, as well as through our acquisition of Vivint Solar in 2020. As of March 31, 2021, we operated the largest fleet of residential solar energy systems in the United States. We have a Networked Solar Energy Capacity of 4,052 Megawatts as of March 31, 2021, which represents the aggregate megawatt production capacity of our solar energy systems that have been recognized as deployments, from our inception through the measurement date. Gross Earning Assets as of March 31, 2021 were approximately $8.1 billion. Please see the section entitled “Key Operating Metrics” for more details on how we calculate Networked Solar Energy Capacity and Gross Earning Assets.
We also have a long track record of attracting low-cost capital from diverse sources, including tax equity and debt investors. Since inception we have raised tax equity investment funds to finance the installation of solar energy systems.
Impacts of COVID-19 on Our Business
The COVID-19 pandemic and the resulting impact on the U.S. economy have accelerated many of our operational initiatives to deliver best-in-class customer value and to reduce costs. We have invested in technology to streamline our installation processes, including online permitting and interconnection in many locations, as well as employing extensive use of drone technology to complete rooftop surveys. While we continue to install solar energy systems in most markets, we are monitoring this fluid situation and will follow official regulations to protect our employees and customers.
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
The ultimate impact of the COVID-19 pandemic is still highly uncertain and subject to change, and we do not yet know the full extent of potential delays or impacts on our business, operations or the global economy as a whole. We will continue to monitor developments affecting our workforce, our customers, and our business operations generally and will take actions that we determine are necessary in order to mitigate these impacts.

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
As of March 31, 2021, we had 65 active investment funds, which are described below. We have established different types of investment funds to implement our asset monetization strategy. Depending on the nature of the investment fund, cash may be contributed to the investment fund by the investor upfront or in stages based on milestones associated with the design, construction or interconnection status of the solar energy systems. The cash contributed by the fund investor is used by the investment fund to purchase solar energy systems. The investment funds either own or enter into a master lease with a Sunrun subsidiary for the solar energy systems, Customer Agreements and associated incentives. We receive on-going cash distributions from the investment funds representing a portion of the monthly customer payments received. We use the upfront cash, as well as on-going distributions to cover our costs associated with designing, purchasing and installing the solar energy systems. In addition, we also use debt, equity and other financing strategies to fund our operations. The allocation of the economic benefits between us and the fund investor and the corresponding accounting treatment varies depending on the structure of the investment fund.
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

The table below provides an overview of our current investment funds (dollars in millions):

Consolidated Joint Ventures
	Pass-Through Financing Obligations	Partnership Flip	JV Inverted Lease
Consolidation	Owner entity consolidated, tenant entity not consolidated	Single entity, consolidated	Owner and tenant entities consolidated
Balance sheet classification	Pass-through financing obligation	Redeemable noncontrolling interests and noncontrolling interests	Redeemable noncontrolling interests and noncontrolling interests
Revenue from Commercial ITCs	Recognized on the permission to operate ("PTO") date	None	None
Method of calculating investor interest	Effective interest rate method	Greater of HLBV or redemption value; or pro rata	Greater of HLBV or redemption value; or pro rata
Liability balance as of March 31, 2021	$339.2	N/A	N/A
Noncontrolling interest balance (redeemable or otherwise) as of March 31, 2021	N/A	$1,188.6	$38.5

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

	As of March 31,
	2021	2020
Networked Solar Energy Capacity (megawatts)	4,052	2,085
Customers	573,634	290,711

	As of March 31,
	2021	2020

	(in thousands)
Gross Earning Assets Contracted Period	$5,488,393	$2,890,276
Gross Earning Assets Renewal Period	2,633,364	1,452,083
Gross Earning Assets	$8,121,757	$4,342,359

As a result of the acquisition of Vivint Solar in October 2020, we added $2.9 billion of Gross Earning Assets, of which $2.0 billion related to Gross Earning Assets Contracted Period and $0.9 billion related to Gross Earning Assets Renewal Period.
The tables below provide a range of Gross Earning Asset amounts if different default, discount and purchase and renewal assumptions were used.
Gross Earning Assets Contracted Period:

	As of March 31, 2021
	Discount rate
Default rate	3%	4%	5%	6%	7%

	(in thousands)
5%	$6,318,895	$5,794,323	$5,334,478	$4,929,820	$4,572,387
0%	$6,510,642	$5,965,787	$5,488,393	$5,068,492	$4,697,776
Gross Earning Assets Renewal Period:

	As of March 31, 2021
	Discount rate
Purchase or Renewal rate	3%	4%	5%	6%	7%

	(in thousands)
80%	$3,434,087	$2,793,237	$2,279,936	$1,867,352	$1,534,577
90%	$3,964,834	$3,225,576	$2,633,364	$2,157,278	$1,773,222
100%	$4,495,579	$3,657,913	$2,986,791	$2,447,203	$2,011,866

Total Gross Earning Assets:

	As of March 31, 2021
	Discount rate
Purchase or Renewal rate	3%	4%	5%	6%	7%

	(in thousands)
80%	$9,944,729	$8,759,024	$7,768,329	$6,935,844	$6,232,353
90%	$10,475,476	$9,191,363	$8,121,757	$7,225,770	$6,470,998
100%	$11,006,221	$9,623,700	$8,475,183	$7,515,695	$6,709,641

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States ("GAAP"). GAAP requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. In many instances, we could have reasonably used different accounting estimates, and in other instances, changes in the accounting estimates are reasonably likely to occur from period to period. Actual results could differ significantly from our estimates. Our future financial statements will be affected to the extent that our actual results materially differ from these estimates. For further information on all of our significant accounting policies, see Note 2, Summary of Significant Accounting Policies of our annual report on Form 10-K for the year ended December 31, 2020.

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

	Three Months Ended March 31,
	2021	2020

	(in thousands, except per share data)
Revenue:
Customer agreements and incentives	$174,596	$99,124
Solar energy systems and product sales	160,198	111,607
Total revenue	334,794	210,731
Operating expenses:
Cost of customer agreements and incentives	160,277	78,277
Cost of solar energy systems and product sales	134,082	91,598
Sales and marketing	126,113	70,270
Research and development	5,872	4,046
General and administrative	85,630	28,074
Amortization of intangible assets	1,345	1,483
Total operating expenses	513,319	273,748
Loss from operations	(178,525)	(63,017)
Interest expense, net	(74,270)	(49,924)
Other income, net	34,347	50
Loss before income taxes	(218,448)	(112,891)
Income tax benefit	(14,126)	(3,342)
Net loss	(204,322)	(109,549)
Net loss attributable to noncontrolling interests and redeemable noncontrolling interests	(180,533)	(81,590)
Net loss attributable to common stockholders	$(23,789)	$(27,959)
Net loss per share attributable to common stockholders
Basic	$(0.12)	$(0.23)
Diluted	$(0.12)	$(0.23)
Weighted average shares used to compute loss per share attributable to common stockholders
Basic	202,562	119,220
Diluted	202,562	119,220

Comparison of the Three Months Ended March 31, 2021 and 2020
Revenue

	Three Months Ended March 31,		Change
	2021	2020	$	%

	(in thousands)
Customer agreements	$157,830	$94,253	$63,577	67%
Incentives	16,766	4,871	11,895	244%
Customer agreements and incentives	174,596	99,124	75,472	76%

Solar energy systems	89,050	71,277	17,773	25%
Products	71,148	40,330	30,818	76%
Solar energy systems and product sales	160,198	111,607	48,591	44%
Total revenue	$334,794	$210,731	$124,063	59%
Customer Agreements and Incentives. The $63.6 million increase in revenue from Customer Agreements was primarily due to both an increase in solar energy systems under Customer Agreements being added to our fleet upon the acquisition of Vivint Solar in October 2020, as well as new systems placed in service in the period from April 1, 2020 through March 31, 2021, plus a full three months of revenue recognized in 2021 for systems placed in service in the first three months of 2020 versus only a partial amount of such revenue related to the period in which the assets were in service in 2020. Revenue from incentives consists of sales of Commercial ITCs and SRECs, which increased by $11.9 million during the three months ended March 31, 2021, compared to the prior year.
Solar Energy Systems and Product Sales. Revenue from solar energy systems sales increased by $17.8 million compared to the prior year due to decreased demand through retail partners. Product sales increased by $30.8 million, primarily due to lower volume of wholesale products sold in 2020, which was impacted by COVID-19 and customers' reduced purchases in 2020 after purchasing safe harbor materials in 2019 for use in 2020.
Operating Expenses

	Three Months Ended March 31,		Change
	2021	2020	$	%

	(in thousands)
Cost of customer agreements and incentives	$160,277	$78,277	$82,000	105%
Cost of solar energy systems and product sales	134,082	91,598	42,484	46%
Sales and marketing	126,113	70,270	55,843	79%
Research and development	5,872	4,046	1,826	45%
General and administrative	85,630	28,074	57,556	205%
Amortization of intangible assets	1,345	1,483	(138)	(9)%
Total operating expenses	$513,319	$273,748	$239,571	88%
Cost of Customer Agreements and Incentives. The $82.0 million increase in Cost of customer agreements and incentives was primarily due to the increase in solar energy systems added to our fleet upon the acquisition of Vivint Solar in October 2020, as well as new systems placed in service in the period from April 1, 2020 through March 31, 2021, plus a full three months of costs recognized in 2021 for systems placed in service in the three months of 2020 versus only a partial amount of such expenses related to the period in which the assets were in service in 2020. Additionally, there was an increase of $63.3 million related to the costs associated with Vivint Solar, which included $33.5 million of depreciation expense on solar fixed assets.

The cost of Customer Agreements and incentives increased to 92% of revenue from customer agreements and incentives during the three months ended March 31, 2021, from 79% during the three months ended March 31, 2020. The increase was impacted by the acquisition of Vivint Solar, which had negative gross margins due to seasonality during the winter months where solar production is lower, as well as the increase in depreciable basis discussed above.
Cost of Solar Energy Systems and Product Sales. The $42.5 million increase in Cost of solar energy systems and product sales was due to the corresponding net increase in the solar energy systems and product sales discussed above, as well as the addition of $25.3 million related to Vivint Solar.
Sales and Marketing Expense. The $55.8 million increase in Sales and marketing expense was primarily attributable to the inclusion of Vivint Solar, which included $23.4 million of stock-based compensation expense based on the fair value at the time of the acquisition. Additionally, there were increases in headcount driving higher employee compensation and costs to acquire customers through our sales lead generating partners, as well as a fair value adjustment on contingent considerations. Partially offsetting these increases in Sales and marketing expense is a decrease in costs related to retail lead generating partners, as well as a decrease of $0.9 million in non-recurring and restructuring costs incurred during the three months ended March 31, 2021. Included in sales and marketing expense is $4.2 million and $3.4 million of amortization of costs to obtain Customer Agreements for the three months ended March 31, 2021 and 2020, respectively.
Research and Development Expense. The $1.8 million increase in Research and development expense was primarily attributable to increases in employee compensation costs, $0.4 million related to Vivint Solar, consulting costs and $0.2 million of nonrecurring acquisition related costs.
General and Administrative Expense. The $57.6 million increase in General and administrative expenses was primarily attributable to Vivint Solar, which included $36.4 million of stock-based compensation expense based on the fair value at the time of the acquisition. The remaining increase was primarily due to an increase in headcount driving higher employee compensation, consulting costs, as well as $1.7 million in nonrecurring (primarily acquisition-related) costs incurred during the three months ended March 31, 2021.
Non-Operating Expenses

	Three Months Ended March 31,		Change
	2021	2020	$	%

	(in thousands)
Interest expense, net	$(74,270)	$(49,924)	$(24,346)	49%
Other income (expenses), net	$34,347	$50	$34,297	68,594%

Interest Expense, net. The increase in Interest expense, net of $24.3 million included $20.7 million of interest expense associated with the debt acquired with Vivint Solar. The remaining increase is primarily related to additional non-recourse debt entered into subsequent to March 31, 2020. Included in net interest expense is $6.4 million and $6.1 million of non-cash interest recognized under Customer Agreements that have a significant financing component for the three months ended March 31, 2021 and 2020, respectively.

Other Income, net. The increase in other income of $34.3 million relates primarily to gains on derivatives recognized in the three months ended March 31, 2021, with no such comparable activity in the three months ended March 31, 2020.
Income Tax Expense (Benefit)

	Three Months Ended March 31,		Change
	2021	2020	$	%

	(in thousands)
Income tax benefit	$(14,126)	$(3,342)	$(10,784)	323%

The increase in income tax benefit of $10.8 million primarily relates to an increase in tax benefit related to a higher pre-tax loss and an increase in stock compensation deductions that was offset by an increase in noncontrolling interest and redeemable noncontrolling interests.
Net Loss Attributable to Noncontrolling Interests and Redeemable Noncontrolling Interests

	Three Months Ended March 31,		Change
	2021	2020	$	%

	(in thousands)
Net loss attributable to noncontrolling interests and redeemable noncontrolling interests	$(180,533)	$(81,590)	$(98,943)	121%

Net loss attributable to noncontrolling interests and redeemable noncontrolling interests was primarily the result of an additional $48.7 million net loss related Vivint Solar's noncontrolling interests and redeemable noncontrolling interests, as well as an addition of four other new investment funds since March 31, 2020, for which the HLBV method used in determining the amount of net loss attributable to noncontrolling interests. Redeemable noncontrolling interests generally allocates more loss to the noncontrolling interest in the first several years after fund formation.

Liquidity and Capital Resources

As of March 31, 2021, we had cash of $649.5 million, which consisted of cash held in checking and savings accounts with financial institutions. We finance our operations mainly through a variety of financing fund arrangements that we have formed with fund investors, cash generated from our sources of revenue and borrowings from secured credit facilities arrangements with syndicates of banks and from secured, long-term non-recourse loan arrangements. In 2020, we received $595.0 million of new commitments on secured credit facilities arrangements with syndicates of banks and $1.3 billion of commitments from secured, long-term non-recourse loan arrangements. Our principal uses of cash are funding our business, including the costs of acquisition and installation of solar energy systems, satisfaction of our obligations under our debt instruments and other working capital requirements. As of March 31, 2021, we had outstanding borrowings of $180.2 million on our $250.0 million corporate bank line of credit maturing in April 2022. Additionally, we have purchase commitments, which have the ability to be canceled without significant penalties, with multiple suppliers to purchase $101.0 million of photovoltaic modules, inverters and batteries by the end of 2022. In January 2021, we issued $400.0 million of convertible senior notes with a maturity date of February 1, 2026, for net proceeds of approximately $389.0 million. Our business model requires substantial outside financing arrangements to grow the business and facilitate the deployment of additional solar energy systems. The solar energy systems that are operational are expected to generate a positive return rate over the term of the Customer Agreement, typically 20 or 25 years. However, in order to grow, we will continue to be dependent on financing from outside parties. If financing is not available to us on acceptable terms if and when needed, we may be required to reduce planned spending, which could have a material adverse effect on our operations. While there can be no assurances, we anticipate raising additional required capital from new and existing investors. We believe our cash, investment fund commitments and available borrowings as further described below will be sufficient to meet our anticipated cash needs for at least the next 12 months. The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
	2021	2020

	(in thousands)
Consolidated cash flow data:
Net cash used in operating activities	$(185,647)	$(116,885)
Net cash used in investing activities	(357,051)	(210,465)
Net cash provided by financing activities	647,923	330,369
Net change in cash and restricted cash	$105,225	$3,019

Operating Activities
During the three months ended March 31, 2021, we used $185.6 million in net cash from operating activities. The driver of our operating cash outflow consists of the cost of our revenue, as well as sales, marketing and general and administrative costs. During the three months ended March 31, 2021, our operating cash outflows were $81.7 million from our net loss excluding non-cash and non-operating items. Changes in working capital resulted in a net cash outflow of $103.9 million.

During the three months ended March 31, 2020, we used $116.9 million in net cash from operating activities. The driver of our operating cash inflow consists of the costs of our revenue, as well as sales, marketing and general and administrative costs. During the three months ended March 31, 2020, our operating cash outflows were $35.3 million from our net loss excluding non-cash and non-operating items. Changes in working capital resulted in a net cash inflow of $81.6 million.
Investing Activities
During the three months ended March 31, 2021, we used $357.1 million in cash in investing activities. The majority was used to design, acquire and install solar energy systems and components under our long-term Customer Agreements.
During the three months ended March 31, 2020, we used $210.5 million in cash in investing activities. The majority was used to design, acquire and install solar energy systems and components under our long-term Customer Agreements.
Financing Activities
During the three months ended March 31, 2021, we generated $647.9 million from financing activities. This was primarily driven by $198.1 million in net proceeds from fund investors and $444.4 million in net proceeds from debt, offset by $3.1 million in repayments under finance lease obligations.
During the three months ended March 31, 2020, we generated $330.4 million from financing activities. This was primarily driven by $153.7 million in net proceeds from fund investors and $177.2 million in net proceeds from debt, offset by $3.0 million in repayments under finance lease obligations.

Debt and Investing Fund Commitments
As of March 31, 2021, we had committed and available capital of approximately $746.7 million that may only be used to purchase and install solar energy systems. We intend to establish new investment funds in the future, and we may also use debt, equity or other financing strategies to finance our business. For a discussion of the terms and conditions of debt instruments and changes thereof in the period, refer to Note 8, Indebtedness, to our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Convertible Senior Notes Offering
On January 25, 2021, we entered into a purchase agreement (the “Purchase Agreement”) with Credit Suisse Securities (USA) LLC and Morgan Stanley & Co. LLC, as representatives of the several initial purchasers (the “Purchasers”), to issue and sell $350.0 million aggregate principal amount of 0% Convertible Senior Notes due 2026 (the “Notes”) in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act. The Notes were sold to the Purchasers pursuant to an exemption from the registration requirements of the Securities Act afforded by Section 4(a)(2) of the Securities Act. In addition, we granted the Purchasers an option to purchase, during a 13-day period beginning on, and including, the date on which the Notes were first issued, up to an additional $50.0 million aggregate principal amount of Notes on the same terms and conditions. The Purchasers exercised their option in full on January 26, 2021. The net proceeds from the sale of the Notes issued on January 28, 2021 (after deducting the Purchasers’ discount and estimated offering expenses) was approximately $389.0 million.
On January 28, 2021, we entered into an Indenture (the “Indenture”) with Wells Fargo Bank, National Association, as trustee (the “Trustee”), pursuant to which we issued $400.0 million aggregate principal amount of Notes. The Notes will not bear regular interest, and the principal amount of the notes will not accrete. The Notes may bear special interest under specified circumstances relating to our failure to comply with our reporting obligations under the Indenture or if the Notes are not freely tradeable as required by the Indenture. The Notes will mature on February 1, 2026, unless earlier repurchased by us, redeemed by us or converted pursuant to their terms.
In connection with the offering of the Notes, on January 25, 2021 and January 26, 2021, we entered into privately negotiated capped call transactions with Credit Suisse Capital LLC, represented by Credit Suisse Securities (USA) LLC, Morgan Stanley & Co. LLC, Barclays Bank PLC, through its agent Barclays Capital Inc., and Royal Bank of Canada, represented by RBC Capital Markets, LLC (the “Capped Calls”). The Capped Calls each have an initial strike price of approximately $117.91 per share, subject to certain adjustments, which corresponds to the initial conversion price of the Notes. The Capped Calls have initial cap prices of $157.22 per share. The Capped Calls cover, subject to anti-dilution adjustments, approximately 3.4 million shares of common stock. The Capped Calls are expected generally to reduce the potential dilution to the common stock upon any conversion of Notes and/or offset any cash payments we are required to make in excess of the principal amount of the Notes, as the case may be, in the event the market price per share of common stock, as measured under the Capped Calls, is greater than the strike price of the Capped Call, with such offset subject to a cap. If, however, the market price per share of the common stock, as measured under the Capped Calls, exceeds the cap price of the Capped Calls, there would be dilution and/or there would not be an offset of such potential cash payments, in each case, to the extent that the then-market price per share of the common stock exceeds the cap price. We used approximately $28.0 million from the net proceeds from the issuance and sale of the Notes to purchase the Capped Calls. The final components of the Capped Calls are scheduled to expire on January 29, 2026.

Recent Accounting Pronouncements
See Note 2, Summary of Significant Accounting Policies, to our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to certain market risks in the ordinary course of our business. Our primary exposure includes changes in interest rates because certain borrowings bear interest at floating rates based on LIBOR plus a specified margin. We sometimes manage our interest rate exposure on floating-rate debt by entering into derivative instruments to hedge all or a portion of our interest rate exposure in certain debt facilities. We do not enter into any derivative instruments for trading or speculative purposes. Changes in economic conditions could result in higher interest rates, thereby increasing our interest expense and operating expenses and reducing funds available for capital investments, operations and other purposes. For quantitative and qualitative disclosures about market risk, see Item 7A, "Quantitative and Qualitative Disclosures About Market Risk," of our annual report on Form 10-K for the year ended December 31, 2020. Our exposures to market risk have not changed materially since December 31, 2020.

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
In connection with that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective and designed to provide reasonable assurance that the information required to be disclosed is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms as of March 31, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15I and 15d-15I under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
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

In an effort to curtail the spread of the disease, various state and local jurisdictions have adopted executive orders, shelter-in-place orders, quarantines, and similar government orders and restrictions on the operations of many businesses and industries. In many such jurisdictions, we have been deemed an essential service, allowing us to continue our installation and field service operations. However, in 2020, certain jurisdictions temporarily enacted restrictions that prevented our field sales and installations. Following our acquisition of Vivint Solar, the impact of these and any additional restrictive orders could have an additional material adverse impact on our business given the importance of the direct-to-home sales model used by Vivint Solar.

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

For example, we and our solar partners purchased a significant portion of the solar panels used in our solar service offerings from overseas manufacturers. In January 2018, in response to a petition filed under Section 201 of the Trade Act of 1974, President Trump imposed four-year tariffs on imported solar modules and imported solar cells not assembled into other products (the “Section 201 Module Tariffs”) that apply to all imports above a 2.5 gigawatts (GW) annual threshold. The Section 201 Module Tariffs were 30% in 2018 and stepped down by 5% annually in the second and third years, and were scheduled to step down 5% in the fourth year. However, in October 2020, President Trump issued a proclamation increasing the tariff from 15% to 18% for the fourth and final year of the original Sec. 201 proclamation imposing the tariffs. While the tariffs are currently set to expire in February 2022, the Biden Administration could decide to extend them.

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

In addition, our business and results of operations are materially affected by conditions in the global capital markets and the economy. A general slowdown or volatility in current economic conditions, the level of U.S. national debt, currency fluctuations, unemployment rates, the availability and cost of credit, the U.S. housing market, tariffs, trade wars, inflation levels, interest rates, energy costs, and concerns over a slowing economy or other factors, could adversely affect our business, including our ability to raise financing.

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

We may not have the ability to raise the funds necessary to settle conversions of the Convertible Senior Notes in cash or to repurchase the Convertible Senior Notes upon a fundamental change, and our future debt may contain limitations on our ability to pay cash upon conversion or repurchase of the Convertible Senior Notes.

Holders of the Convertible Senior Notes (the “Notes”) will have the right to require us to repurchase all or a portion of their Notes upon the occurrence of a fundamental change under the indenture, which includes certain events such as a change of control, before the maturity date at a fundamental change repurchase price equal to 100% of the principal amount of the Notes to be repurchased, plus accrued and unpaid special interest, if any. In addition, upon conversion of the Notes, unless we elect to deliver solely shares of our common stock to settle such conversion (other than paying cash in lieu of delivering any fractional share), we will be required to make cash payments in respect of the Notes being converted. However, we may not have enough available cash or be able to obtain financing at the time we are required to make repurchases of Notes surrendered therefor or pay cash for Notes being converted. In addition, our ability to repurchase the Notes or to pay cash upon conversions of the Notes may be limited by law, by regulatory authority or by agreements governing our indebtedness at the time.

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

As of March 31, 2021, a substantial majority of states have adopted net metering policies. Net metering policies are designed to allow homeowners to serve their own energy load using on-site generation. Electricity that is generated by a solar energy system and consumed on-site avoids a retail energy purchase from the applicable utility, and excess electricity that is exported back to the electric grid generates a retail credit within a homeowner’s monthly billing period. At the end of the monthly billing period, if the homeowner has generated excess electricity within that month, the homeowner typically carries forward a credit for any excess electricity to be offset against future utility energy purchases. At the end of an annual billing period or calendar year, utilities either continue to carry forward a credit, or reconcile the homeowner’s final annual or calendar year bill using different rates (including zero credit) for the exported electricity.

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

In October 2015 the Hawaii Public Utilities Commission (the “Hawaii Commission”) issued an order that eliminates net metering for all new homeowners. All existing net metering customers and customers who submitted net metering applications before October 12, 2015 are grandfathered indefinitely under the old rules. Interim tariffs currently exist in Hawaii. Permanent tariffs are currently under consideration by the Hawaii Commission, and customers on the interim tariff may be switched over to these newer tariffs. We continue to sell, build, and service systems in Hawaii. The new programs in Hawaii are more complex, which decreases certainty in the economic value proposition we provide to customers and potentially slows down market growth. Recent proposals submitted by utility companies have proposed significant changes to the marketplace, such as utility ownership/control over solar energy systems, which may further detrimentally impact the economic value proposition to customers and slow down market growth.

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

Some states set limits on the total percentage of a utility’s customers that can adopt net metering. For example, South Carolina had a net metering cap that was eliminated in May 2019 when South Carolina enacted the Energy Freedom Act. The new law allows for regulatory review of net metering after two years, with changes to rate design to occur in June 2021. While Sunrun and Duke Energy have reached a settlement in South Carolina, the state’s Public Service Commission has not yet approved the deal. Conversely, Dominion has filed an anti-net energy metering plan that we oppose strongly. Illinois has a threshold that triggers a commission process to determine what valuation of solar comes after net metering rate design. New Jersey currently has no net metering cap; however, it has a threshold that triggers commission review of its net metering policy. These policies could be subject to change in the future, and other states we serve now or in the future may adopt net metering caps. If the net metering caps in these jurisdictions are reached without an extension of net metering policies, homeowners in those jurisdictions will not have access to the economic value proposition net metering provides. Our ability to sell our solar service offerings may be adversely impacted by the failure to extend existing limits to net metering or the elimination of currently existing net metering policies. The failure to adopt a net metering policy where it currently is not in place would pose a barrier to entry in those states. Additionally, the imposition of charges that only or disproportionately impact homeowners that have solar energy systems, or the introduction of rate designs mentioned above, would adversely impact our business.

California’s Public Utilities Commission (“CPUC”) has made changes to rate design for solar customers, such as adopting "time of use" rates with different electricity prices during peak and off peak hours, as well as modifications to the minimum bill for solar customers. The CPUC is revisiting its net metering policy in a proceeding that began in the third quarter of 2020 and is expected to conclude near the end of 2021 and not take effect until sometime in 2022, or in early 2023. The California investor-owned utilities, along with other parties, are seeking to reduce the level of compensation for customer-owned generation and to impose grid access fees on solar customers. Similarly, certain California municipal utilities, which are not regulated by the CPUC and would not be governed by the CPUC's net metering policy, have also announced they plan to review their net metering policies. Such reviews have been taking place at California municipal utilities since 2015.

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

We typically bear the risk of loss and are generally obligated to cover the cost of maintenance, repair and removal for any solar energy system that we sell or lease to our investment funds. At the time we sell or lease a solar energy system to an investment fund, we enter into a maintenance services agreement where we agree to operate and maintain the system for a fixed fee that is calculated to cover our future expected maintenance costs. If our solar energy systems require an above-average amount of repairs or if the cost of repairing systems were higher than our estimate, we would need to perform such repairs without additional compensation. If our solar energy systems, more than 40% of which were located in California as of March 31, 2021, are damaged as the result of a natural disaster beyond our control, losses could exceed or be excluded from, our insurance policy limits, and we could incur unforeseen costs that could harm our business and financial condition. We may also incur significant costs for taking other actions in preparation for, or in reaction to, such events. We purchase property insurance with industry standard coverage and limits approved by an investor’s third-party insurance advisors to hedge against such risk, but such coverage may not cover our losses.

Product liability claims against us could result in adverse publicity and potentially significant monetary damages.

If our solar service offerings, including our racking systems, photovoltaic modules, batteries, inverters, or other products, injured someone, we would be exposed to product liability claims. Because solar energy systems and many of our other current and anticipated products are electricity-producing devices, it is possible that customers or their property could be injured or damaged by our products, whether by product malfunctions, defects, improper installation or other causes. We rely on third-party manufacturing warranties, warranties provided by our solar partners and our general liability insurance to cover product liability claims and have not obtained separate product liability insurance. Our solar energy systems, including our photovoltaic modules, batteries, inverters, and other products, may also be subject to recalls due to product malfunctions or defects. Any product liability claim we face could be expensive to defend and divert management’s attention. The successful assertion of product liability claims against us could result in potentially significant monetary damages that could require us to make significant payments, as well as subject us to adverse publicity, damage our reputation and competitive position and adversely affect sales of our systems and other products. In addition, product liability claims, injuries, defects or other problems experienced by other companies in the residential solar industry could lead to unfavorable market conditions to the industry as a whole, and may have an adverse effect on our ability to attract customers, thus affecting our growth and financial performance.

Our business is concentrated in certain markets, putting us at risk of region-specific disruptions.

As of March 31, 2021, more than 40% of our customers were in California, and we expect many of our future installations to be in California, which could further concentrate our customer base and operational infrastructure. Accordingly, our business and results of operations are particularly susceptible to adverse economic, regulatory, political, weather and other conditions in this market, including the impacts of the COVID-19 pandemic, and in other markets that may become similarly concentrated, in particular the east coast, where we have seen significant growth recently.

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

Our Customer Agreements are typically for 20 or 25 years and require the customer to make monthly payments to us. Accordingly, we are subject to the credit risk of customers. As of March 31, 2021, the average FICO score of our customers under a Customer Agreement with a monthly payment schedule remained at or above 740, which is generally categorized as a “Very Good” credit profile by the Fair Isaac Corporation. However, this may decline to the extent FICO score requirements under future investment funds are relaxed. While customer defaults have been immaterial to date, we expect that the risk of customer defaults may increase as we grow our business.

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

•difficulty in assimilating the operations, systems, and personnel of the acquired company, especially given our unique culture;

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

•general economic, industry and market conditions, including as a result of the COVID-19 pandemic; and

•changes to our cancellation rate.

In the past, we have experienced seasonal fluctuations in sales and installations, particularly in the fourth quarter. This has been the result of decreased sales through the holiday season and weather-related installation delays. Our incentives revenue is also highly variable due to associated revenue recognition rules, as discussed in greater detail in Management's Discussion and Analysis of Financial Condition and Results of Operations. Seasonal and other factors may also contribute to variability in our sales of solar energy systems and product sales. For these or other reasons, the results of any prior quarterly or annual periods should not be relied upon as indications of our future performance. In addition, our actual revenue or key operating metrics in one or more future quarters may fall short of the expectations of investors and financial analysts. If that occurs, the trading price of our common stock could decline and you could lose part or all of your investment.

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

The federal government currently offers an investment tax credit (“Commercial ITC”) under Section 48(a) of the Internal Revenue Code of 1986, as amended (the “Code”), for the installation of certain solar power facilities owned for business purposes. If construction on the facility began before January 1, 2020, the amount of the Commercial ITC available is 30%, if construction began during 2020, 2021, or 2022, the amount of the Commercial ITC available is 26%, and if construction begins during 2023, the amount of the Commercial ITC available is 22%. The Commercial ITC steps down to 10% if construction of the facility begins after December 31, 2023 or if the facility is not placed in service before January 1, 2026. The depreciable basis of a solar facility is also reduced by 50% of the amount of any Commercial ITC claimed. The Internal Revenue Service (the “IRS”) provided taxpayers guidance in Notice 2018-59 for determining when construction has begun on a solar facility. This guidance is relevant for any facilities which we seek to deploy in future years but take advantage of a higher tax credit rate available for an earlier year. For example, we have sought to avail ourselves of the methods set forth in the guidance to retain the 30% Commercial ITC that was available prior to January 1, 2020 by incurring certain costs and taking title to equipment in 2019 or early 2020 and/or by performing physical work on components that will be installed in solar facilities. From and after 2023, we may seek to avail ourselves of the 26% credit rate by using these methods to establish the beginning of construction in 2020, 2021, or 2022 and we may plan to similarly further utilize the program in future years if the Commercial ITC step down continues. While we have attempted to ensure that these transactions will comply with the guidance issued by the IRS, this guidance is relatively limited and potentially subject to change. Either the IRS or our financing partners could challenge whether a facility is properly qualified for the relevant tax credit rate under the guidance, which could either result in lower tax equity advances or trigger indemnification obligations to our tax equity investors. It is also possible that we will not be able to use all of the equipment purchased or manufactured to satisfy the beginning of construction rules set forth in the guidance.

The federal government also currently offers a personal income tax credit under Section 25D of the Code (“Residential Energy Efficiency Tax Credit”), for the installation of certain solar power facilities owned by residential taxpayers, which is applicable to customers who purchase a solar energy system outright as opposed to entering into a Customer Agreement. The Residential Energy Efficiency Tax Credit is currently 26% if the facility is placed in service during 2020, 2021, or 2022, and 22% if placed in service during 2023. The Residential Energy Efficiency Tax Credit is not available for property placed in service after December 31, 2023.

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

Each of our executive officers, directors and each of our stockholders who beneficially own 5% or more of our outstanding common stock and their affiliates, in the aggregate, beneficially own approximately 43.5% of the outstanding shares of our common stock, based on the number of shares outstanding as of March 31, 2021. As a result, these stockholders, if acting together, will be able to influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. They may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentrated control may have the effect of delaying or preventing a change in control of our company, could deprive our stockholders of an opportunity to receive a premium for their capital stock and might ultimately affect the market price of our common stock.

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

In addition, certain of our stockholders, including SK E&S Co., Ltd. and other affiliated companies as well as certain stockholders who received shares as a result of our acquisition of Vivint Solar, have registration rights that would require us to register shares of our capital stock owned by them for public sale in the United States. We have also filed a registration statement to register shares of our common stock reserved for future issuance under our equity compensation plans, including shares underlying equity awards assumed in connection with our acquisition of Vivint Solar. Subject to the satisfaction of applicable exercise periods and applicable volume and restrictions that apply to affiliates, the shares of our common stock issued upon exercise of outstanding options will become available for immediate resale in the public market upon issuance.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sales of Equity Securities
In January 2021, we issued warrants exercisable for up to 316,177 shares of our common stock to certain strategic partners, calculated using the closing stock price of $60.48 on March 31, 2021. The shares underlying the warrants will vest upon certain time- and performance-based criteria as set forth in the warrants. The exercise price of the warrants is $0.01 per share, and no exercises occurred during the quarter ended March 31, 2021.

The warrants were issued and sold pursuant to an exemption from the registration requirements of Section 5 of the Securities Act of 1933, as amended, as they did not involve a public offering under Section 4(a)(2) and were issued as restricted securities pursuant to Rule 144 of the Act.
Issuer Purchases of Equity Securities
None.

Item 5. OTHER INFORMATION
None.

Item 6. EXHIBITS
The documents listed in the Exhibit Index of this Quarterly Report on Form 10-Q are incorporated by reference or are filed with this Quarterly Report on Form 10-Q, in each case as indicated therein (numbered in accordance with Item 601 of Regulation S-K).

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

4.1	Indenture, dated January 28, 2021, between Sunrun Inc. and Wells Fargo Bank, National Association	8-K	001-37511	4.1	1/28/2021

4.2	Form of 0% Convertible Senior Note due 2026 (included in Exhibit 4.1)	8-K	001-37511	4.2	1/28/2021

10.1	Purchase Agreement, dated January 25, 2021, by and among Sunrun Inc. Credit Suisse Securities (USA) LLC and Morgan Stanley & Co. LLC, as representatives of the several initial purchasers named in Schedule I thereto.	8-K	001-37511	10.1	1/28/2021

10.2	Form of Capped Call Confirmation	8-K	001-37511	10.2	1/28/2021

10.3¥
Consent and Eleventh Amendment to Second Amended and Restated Credit Agreement and Eleventh Amendment to Amended and Restated Cash Diversion and Commitment Fee Guaranty dated as of March 25, 2021, among Sunrun Hera Portfolio 2015-A, LLC, the Company, Silicon Valley Bank (as administrative agent and as lender), ING Capital LLC (as issuing bank) and each of the additional lenders identified on the signature pages thereto.
X

10.4¥
Amendment No. 2 to the Second Amended and Restated Credit Agreement among the Company, AEE Solar, Inc., Sunrun South LLC, Sunrun Installation Services Inc., Clean Energy Experts, LLC, each of the lenders party thereto and Keybank National Association (as administrative agent and lender), dated as of March 5, 2021
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

_____________________

¥     Portions of this exhibit have been omitted from the exhibit because they are both not material and are the type of information that the Company treats as private or confidential.

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

SUNRUN INC.

Date: May 5, 2021	By:	/s/ Lynn Jurich
Lynn Jurich
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Tom vonReichbauer
Tom vonReichbauer
Chief Financial Officer
(Principal Financial Officer)