Form 10-Q
period 2021-06-30
Sunrun Inc.
filed 2021-08-05
CIK 1469367

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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

As of August 2, 2021, the number of shares of the registrant’s common stock outstanding was 205,932,911.

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
•A failure to hire and retain a sufficient number of employees and service providers in key functions would constrain our growth and our ability to timely complete customers' Projects and successfully manage customer accounts.
•Regulations may limit the type of electricians qualified to install and service our solar and storage systems in California, which may result in workforce shortages, operational delays, and increased costs.
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

Sunrun Inc.
Consolidated Balance Sheets
(In Thousands, Except Share Par Values)
(Unaudited)

	June 30, 2021	December 31, 2020
Assets
Current assets:
Cash	$679,588	$519,965
Restricted cash	177,867	188,095
Accounts receivable (net of allowances for credit losses of $7,248 and $4,861 as of June 30, 2021 and December 31, 2020, respectively)	162,969	95,141
Inventories	341,423	283,045
Prepaid expenses and other current assets	34,805	51,483
Total current assets	1,396,652	1,137,729
Restricted cash	148	148
Solar energy systems, net	8,767,069	8,202,788
Property and equipment, net	58,855	62,182
Intangible assets, net	15,574	18,262
Goodwill	4,280,169	4,280,169
Other assets	910,369	681,665
Total assets (1)	$15,428,836	$14,382,943
Liabilities and total equity
Current liabilities:
Accounts payable	$277,775	$207,441
Distributions payable to noncontrolling interests and redeemable noncontrolling interests	33,421	28,627
Accrued expenses and other liabilities	312,746	325,614
Deferred revenue, current portion	113,959	108,452
Deferred grants, current portion	8,216	8,251
Finance lease obligations, current portion	10,612	11,037
Line of credit	217,284	—
Non-recourse debt, current portion	128,305	195,036
Pass-through financing obligation, current portion	16,791	16,898
Total current liabilities	1,119,109	901,356
Deferred revenue, net of current portion	722,234	690,824
Deferred grants, net of current portion	208,285	213,269
Finance lease obligations, net of current portion	10,295	12,929
Line of credit	—	230,660
Convertible senior notes	389,482	—
Non-recourse debt, net of current portion	4,874,487	4,370,449
Pass-through financing obligation, net of current portion	320,291	323,496
Other liabilities	230,263	268,684
Deferred tax liabilities	62,284	81,905
Total liabilities (1)	7,936,730	7,093,572
Commitments and contingencies (Note 15)
Redeemable noncontrolling interests	599,313	560,461
Stockholders’ equity:
Preferred stock, $0.0001 par value—authorized, 200,000 shares as of June 30, 2021 and December 31, 2020; no shares issued and outstanding as of June 30, 2021 and December 31, 2020	—	—
Common stock, $0.0001 par value—authorized, 2,000,000 shares as of June 30, 2021 and December 31, 2020; issued and outstanding, 205,374 and 201,406 shares as of June 30, 2021 and December 31, 2020, respectively	21	20
Additional paid-in capital	6,226,069	6,107,802
Accumulated other comprehensive loss	(81,444)	(106,755)
Retained earnings	11,811	76,844
Total stockholders’ equity	6,156,457	6,077,911
Noncontrolling interests	736,336	650,999
Total equity	6,892,793	6,728,910
Total liabilities, redeemable noncontrolling interests and total equity	$15,428,836	$14,382,943

1)The Company’s consolidated assets as of June 30, 2021 and December 31, 2020 include $7,965,715 and $7,190,866, respectively, in assets of variable interest entities (“VIEs”) that can only be used to settle obligations of the VIEs. These assets include solar energy systems, net, as of June 30, 2021 and December 31, 2020 of $7,321,816 and $6,748,127, respectively; cash as of June 30, 2021 and December 31, 2020 of $340,214 and $219,502, respectively; restricted cash as of June 30, 2021 and December 31, 2020 of $53,121 and $34,559, respectively; accounts receivable, net as of June 30, 2021 and December 31, 2020 of $61,971 and $35,152, respectively; inventories as of June 30, 2021 and December 31, 2020 of $31,207 and 23,306, respectively; prepaid expenses and other current assets as of June 30, 2021 and December 31, 2020 of $1,333 and $2,629, respectively; and other assets as of June 30, 2021 and December 31, 2020 of $156,053 and $127,591, respectively. The Company’s consolidated liabilities as of June 30, 2021 and December 31, 2020 include $2,139,358 and $1,857,967, respectively, in liabilities of VIEs whose creditors have no recourse to the Company. These liabilities include accounts payable as of June 30, 2021 and December 31, 2020 of $33,151 and $15,609, respectively; distributions payable to noncontrolling interests and redeemable noncontrolling interests as of June 30, 2021 and December 31, 2020 of $33,371 and $28,577, respectively; accrued expenses and other current liabilities as of June 30, 2021 and December 31, 2020 of $29,013 and $24,660, respectively; deferred revenue as of June 30, 2021 and December 31, 2020 of $578,560 and $538,067, respectively; deferred grants as of June 30, 2021 and December 31, 2020 of $26,268 and $26,898, respectively; non-recourse debt as of June 30, 2021 and December 31, 2020 of $1,409,946 and $1,192,411, respectively; and other liabilities as of June 30, 2021 and December 31, 2020 of $29,049 and $31,745, respectively.
The accompanying notes are an integral part of these consolidated financial statements.

Sunrun Inc.
Consolidated Statements of Operations
(In Thousands, Except Per Share Amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue:
Customer agreements and incentives	$219,474	$106,095	$394,070	$205,219
Solar energy systems and product sales	181,692	75,199	341,890	186,806
Total revenue	401,166	181,294	735,960	392,025
Operating expenses:
Cost of customer agreements and incentives	177,339	83,422	337,616	161,699
Cost of solar energy systems and product sales	151,588	63,746	285,670	155,344
Sales and marketing	144,599	69,701	270,712	139,971
Research and development	5,150	4,971	11,022	9,017
General and administrative	62,916	41,756	148,546	69,830
Amortization of intangible assets	1,343	1,167	2,688	2,650
Total operating expenses	542,935	264,763	1,056,254	538,511
Loss from operations	(141,769)	(83,469)	(320,294)	(146,486)
Interest expense, net	(74,999)	(50,721)	(149,269)	(100,645)
Other (expenses) income, net	(11,553)	(148)	22,794	(98)
Loss before income taxes	(228,321)	(134,338)	(446,769)	(247,229)
Income tax (benefit) expense	(14,912)	211	(29,038)	(3,131)
Net loss	(213,409)	(134,549)	(417,731)	(244,098)
Net loss attributable to noncontrolling interests and redeemable noncontrolling interests	(172,165)	(120,987)	(352,698)	(202,577)
Net loss attributable to common stockholders	$(41,244)	$(13,562)	$(65,033)	$(41,521)
Net loss per share attributable to common stockholders
Basic	$(0.20)	$(0.11)	$(0.32)	$(0.35)
Diluted	$(0.20)	$(0.11)	$(0.32)	$(0.35)
Weighted average shares used to compute net loss per share attributable to common stockholders
Basic	204,378	120,279	203,475	120,201
Diluted	204,378	120,279	203,475	120,201

The accompanying notes are an integral part of these consolidated financial statements.

Sunrun Inc.
Consolidated Statements of Comprehensive Loss
(In Thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net loss attributable to common stockholders	$(41,244)	$(13,562)	$(65,033)	$(41,521)
Unrealized (loss) gain on derivatives, net of income taxes	(28,545)	(2,632)	18,588	(75,175)
Adjustment for net loss on derivatives recognized into earnings, net of income taxes	3,863	419	6,723	664
Other comprehensive (loss) income	(24,682)	(2,213)	25,311	(74,511)
Comprehensive loss	$(65,926)	$(15,775)	$(39,722)	$(116,032)

Sunrun Inc.
Consolidated Statements of Redeemable Noncontrolling Interests and Equity
Three Months Ended June 30, 2021 and 2020
(In Thousands)
(Unaudited)

	Three Months Ended June 30, 2021
	Redeemable Noncontrolling Interests	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders' Equity	Noncontrolling Interests	Total Equity
		Shares	Amount
Balance at March 31, 2021	$536,294	203,562	$20	$6,169,247	$(56,762)	$53,055	$6,165,560	$690,742	$6,856,302
Exercise of stock options	—	451	—	3,703	—	—	3,703	—	3,703
Issuance of restricted stock units	—	918	1	—	—	—	1	—	1
Shares issued in connection with the Employee Stock Purchase Plan	—	443	—	6,761	—	—	6,761	—	6,761
Stock-based compensation	—	—	—	46,358	—	—	46,358	—	46,358
Contributions from noncontrolling interests and redeemable noncontrolling interests	90,818	—	—	—	—	—	—	237,479	237,479
Distributions to noncontrolling interests and redeemable noncontrolling interests	(16,145)	—	—	—	—	—	—	(31,374)	(31,374)
Net loss	(11,654)	—	—	—	—	(41,244)	(41,244)	(160,511)	(201,755)
Other comprehensive loss, net of taxes	—	—	—	—	(24,682)	—	(24,682)	—	(24,682)
Balance at June 30, 2021	$599,313	205,374	$21	$6,226,069	$(81,444)	$11,811	$6,156,457	$736,336	$6,892,793

	Three Months Ended June 30, 2020
	Redeemable Noncontrolling Interests	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders' Equity	Noncontrolling Interests	Total Equity
		Shares	Amount
Balance at March 31, 2020	$415,693	120,123	$12	$775,233	$(125,051)	$222,279	$872,473	$326,191	$1,198,664
Exercise of stock options	—	388	—	2,709	—	—	2,709	—	2,709
Issuance of restricted stock units, net of tax withholdings	—	1,467	—	2,504	—	—	2,504		2,504
Shares issued in connection with the Employee Stock Purchase Plan	—	329	—	3,737	—	—	3,737		3,737
Stock-based compensation	—	—	—	22,519	—	—	22,519		22,519
Contributions from noncontrolling interests and redeemable noncontrolling interests	169,048	—	—	—	—	—	—	34,997	34,997
Distributions to noncontrolling interests and redeemable noncontrolling interests	(8,013)	—	—	—	—	—	—	(12,909)	(12,909)
Net (loss) income	(126,046)	—	—	—	—	(13,562)	(13,562)	5,059	(8,503)
Other comprehensive loss, net of taxes	—	—	—	—	(2,213)	—	(2,213)	—	(2,213)
Balance at June 30, 2020	$450,682	122,307	$12	$806,702	$(127,264)	$208,717	$888,167	$353,338	$1,241,505

Sunrun Inc.
Consolidated Statements of Redeemable Noncontrolling Interests and Equity
Six Months Ended June 30, 2021 and 2020
(In Thousands)
(Unaudited)

	Six Months Ended June 30, 2021
	Redeemable Noncontrolling Interests	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders' Equity	Noncontrolling Interests	Total Equity
		Shares	Amount
Balance at December 31, 2020	$560,461	201,406	$20	$6,107,802	$(106,755)	$76,844	$6,077,911	$650,999	$6,728,910
Exercise of stock options	—	1,349	—	12,244	—	—	12,244	—	12,244
Issuance of restricted stock units	—	2,176	1	—	—	—	1	—	1
Shares issued in connection with the Employee Stock Purchase Plan	—	443	—	6,761	—	—	6,761	—	6,761
Stock-based compensation	—	—	—	126,990	—	—	126,990	—	126,990
Contributions from noncontrolling interests and redeemable noncontrolling interests	67,127	—	—	—	—	—	—	508,863	508,863
Distributions to noncontrolling interests and redeemable noncontrolling interests	(32,214)	—	—	—	—	—	—	(62,317)	(62,317)
Net income (loss)	8,511	—	—	—	—	(65,033)	(65,033)	(361,209)	(426,242)
Capped call transaction	—	—	—	(28,000)	—	—	(28,000)	—	(28,000)
Acquisition of noncontrolling interests	(4,572)	—	—	272	—	—	272	—	272
Other comprehensive income, net of taxes	—	—	—	—	25,311	—	25,311	—	25,311
Balance at June 30, 2021	$599,313	205,374	$21	$6,226,069	$(81,444)	$11,811	$6,156,457	$736,336	$6,892,793

	Six Months Ended June 30, 2020
	Redeemable Noncontrolling Interests	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders' Equity	Noncontrolling Interests	Total Equity
		Shares	Amount
Balance at December 31,2019	$306,565	118,451	$12	$766,006	$(52,753)	$251,466	$964,731	$366,701	$1,331,432
Cumulative effect of adoption of new ASU (No. 2016-13)	—	—	—	—	—	(1,228)	(1,228)	—	(1,228)
Exercise of stock options	—	1,397	—	8,658	—	—	8,658	—	8,658
Issuance of restricted stock units, net of tax withholdings	—	2,130	—	(1,026)	—	—	(1,026)	0	(1,026)
Shares issued in connection with the Employee Stock Purchase Plan	—	329	—	3,737	—	—	3,737	0	3,737
Stock-based compensation	—	—	—	29,327	—	—	29,327	0	29,327
Contributions from noncontrolling interests and redeemable noncontrolling interests	319,952	—	—	—	—	—	—	54,997	54,997
Distributions to noncontrolling interests and redeemable noncontrolling interests	(15,097)	—	—	—	—	—	—	(26,521)	(26,521)
Net loss	(160,738)	—	—	—	—	(41,521)	(41,521)	(41,839)	(83,360)
Other comprehensive loss, net of taxes	—	—	—	—	(74,511)	—	(74,511)	—	(74,511)
Balance at June 30, 2020	$450,682	122,307	$12	$806,702	$(127,264)	$208,717	$888,167	$353,338	$1,241,505

Sunrun Inc.
Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Six Months Ended June 30,
	2021	2020
Operating activities:
Net loss	$(417,731)	$(244,098)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization, net of amortization of deferred grants	187,145	103,015
Deferred income taxes	(28,689)	(3,131)
Stock-based compensation expense	121,492	29,327
Interest on pass-through financing obligations	10,846	11,773
Reduction in pass-through financing obligations	(21,158)	(19,258)
Other noncash items	492	20,301
Changes in operating assets and liabilities:
Accounts receivable	(72,359)	15,128
Inventories	(58,378)	50,064
Prepaid and other assets	(185,557)	(14,345)
Accounts payable	52,297	(98,935)
Accrued expenses and other liabilities	18,697	(15,198)
Deferred revenue	37,139	13,104
Net cash used in operating activities	(355,764)	(152,253)
Investing activities:
Payments for the costs of solar energy systems	(751,539)	(362,080)
Purchases of property and equipment, net	(5,512)	(2,337)
Net cash used in investing activities	(757,051)	(364,417)
Financing activities:
Proceeds from state tax credits, net of recapture	—	6,219
Proceeds from line of credit	424,979	43,475
Repayment of line of credit	(438,356)	(46,525)
Proceeds from issuance of convertible senior notes, net of capped call transaction	371,998	—
Proceeds from issuance of non-recourse debt	758,032	197,251
Repayment of non-recourse debt	(325,795)	(37,312)
Payment of debt fees	(28,877)	—
Proceeds from pass-through financing and other obligations	5,298	3,721
Payment of finance lease obligations	(6,137)	(5,545)
Contributions received from noncontrolling interests and redeemable noncontrolling interests	575,990	374,949
Distributions paid to noncontrolling interests and redeemable noncontrolling interests	(89,734)	(39,929)
Acquisition of noncontrolling interest	(4,195)	—
Net proceeds related to stock-based award activities	19,007	11,369
Net cash provided by financing activities	1,262,210	507,673

Net change in cash and restricted cash	149,395	(8,997)
Cash and restricted cash, beginning of period	708,208	363,229
Cash and restricted cash, end of period	$857,603	$354,232
Supplemental disclosures of cash flow information
Cash paid for interest	$104,060	$56,766
Cash paid for income taxes	$—	$—
Supplemental disclosures of noncash investing and financing activities
Purchases of solar energy systems and property and equipment included in accounts payable and accrued expenses	$69,255	$75,190
Right-of-use assets obtained in exchange for new finance lease liabilities	$3,164	$213

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
Revenue from external customers (including, but not limited to homeowners) for each group of similar products and services is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Customer agreements	$196,935	$98,525	$354,765	$192,778
Incentives	22,539	7,570	39,305	12,441
Customer agreements and incentives	219,474	106,095	394,070	205,219

Solar energy systems	90,422	44,579	179,472	115,856
Products	91,270	30,620	162,418	70,950
Solar energy systems and product sales	181,692	75,199	341,890	186,806
Total revenue	$401,166	$181,294	$735,960	$392,025

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

The following table provides a reconciliation of cash and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statement of cash flows. Cash and restricted cash consists of the following (in thousands):

	Six Months Ended June 30,
	2021	2020
Beginning of period:
Cash	$519,965	$269,577
Restricted cash, current and long-term	188,243	93,652
Total	$708,208	$363,229

End of period:
Cash	$679,588	$269,569
Restricted cash, current and long-term	178,015	84,663
Total	$857,603	$354,232
As a result of the acquisition of Vivint Solar on October 8, 2020, cash and restricted cash increased by $537.2 million.
Accounts Receivable
Accounts receivable consist of amounts due from customers, as well as state and utility rebates due from government agencies and utility companies. Under Customer Agreements, the customers typically assign incentive rebates to the Company.
Accounts receivable, net, consists of the following (in thousands):

	June 30, 2021	December 31, 2020
Customer receivables	$164,260	$97,723
Other receivables	812	710
Rebates receivable	5,145	1,569
Allowance for credit losses	(7,248)	(4,861)
Total	$162,969	$95,141
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

The opening balance of deferred revenue was $729.5 million as of December 31, 2019. Deferred revenue consists of the following (in thousands):

	June 30, 2021	December 31, 2020
Under Customer Agreements:
Payments received, net	$637,388	$614,906
Financing component balance	55,187	51,835
	692,575	666,741

Under SREC contracts:
Payments received, net	136,473	126,793
Financing component balance	7,145	5,742
	143,618	132,535

Total	$836,193	$799,276

In the three months ended June 30, 2021 and 2020, the Company recognized revenue of $23.7 million and $20.3 million, respectively, and in the six months ended June 30, 2021 and 2020, the Company recognized revenue of $42.5 million and $37.7 million, respectively, from amounts included in deferred revenue at the beginning of the respective periods. Revenue allocated to remaining performance obligations represents contracted revenue that has not yet been recognized and includes deferred revenue as well as amounts that will be invoiced and recognized as revenue in future periods. Contracted but not yet recognized revenue was approximately $12.8 million as of June 30, 2021, of which the Company expects to recognize approximately 6% over the next 12 months. The annual recognition is not expected to vary significantly over the next 10 years as the vast majority of existing Customer Agreements have at least 10 years remaining, given that the average age of the Company's fleet of residential solar energy systems under Customer Agreements is less than four years due to the Company being formed in 2007 and having experienced significant growth in the last few years. The annual recognition on these existing contracts will gradually decline over the midpoint of the Customer Agreements over the following 10 years as the typical 20- or 25-year initial term expires on individual Customer Agreements.
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
Accounting standards to be adopted:
In May 2021, the FASB issued ASU No. 2021-04, Earnings Per Share (Topic 260), Debt— Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging— Contracts in Entity’s Own Equity (Subtopic 815-40), which requires issuers to account for modifications or exchanges of freestanding equity-classified written call options that remain equity classified after the modification or exchange based on the economic substance of the modification or exchange. This ASU is effective for fiscal periods beginning after December 15, 2021. The Company is currently evaluating this guidance and the impact it may have on the Company’s consolidated financial statements.

Note 3. Fair Value Measurement
At June 30, 2021 and December 31, 2020, the carrying value of receivables, accounts payable, accrued expenses and distributions payable to noncontrolling interests approximates fair value due to their short-term nature and falls under the Level 2 hierarchy. The carrying values and fair values of debt instruments are as follows (in thousands):

	June 30, 2021		December 31, 2020
	Carrying Value	Fair Value	Carrying Value	Fair Value
Recourse debt	$606,766	$562,832	$230,660	$230,660
Senior debt	1,930,662	1,931,429	1,722,730	1,733,767
Subordinated debt	999,825	1,027,504	934,386	958,880
Securitization debt	2,072,305	2,143,734	1,908,369	2,012,283
Total	$5,609,558	$5,665,499	$4,796,145	$4,935,590
At June 30, 2021 and December 31, 2020, the fair value of certain recourse debt and certain senior, subordinated and securitization loans approximate their carrying values because their interest rates are variable rates that approximate rates currently available to the Company. At June 30, 2021 and December 31, 2020, the fair value of the Company’s other debt instruments are based on rates currently offered for debt with similar maturities and terms. The Company’s fair value of the debt instruments fell under the Level 2 hierarchy. These valuation approaches involve some level of management estimation and judgment, the degree of which is dependent on the price transparency for the instruments or market.

At June 30, 2021 and December 31, 2020, financial instruments measured at fair value on a recurring basis, based upon the fair value hierarchy, are as follows (in thousands):

	June 30, 2021
	Level 1	Level 2	Level 3	Total
Derivative assets:
Interest rate swaps	$—	$17,084	$—	$17,084
Total	$—	$17,084	$—	$17,084
Derivative liabilities:
Interest rate swaps	$—	$132,312	$—	$132,312
Total	$—	$132,312	$—	$132,312
Contingent consideration:
Contingent consideration	$—	$—	$2,253	$2,253
Total	$—	$—	$2,253	$2,253

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Derivative assets:
Interest rate swaps	$—	$5,218	$—	$5,218
Total	$—	$5,218	$—	$5,218
Derivative liabilities:
Interest rate swaps	$—	$175,444	$—	$175,444
Total	$—	$175,444	$—	$175,444
Contingent consideration:
Contingent consideration:	$—	$—	$4,653	$4,653
Total	$—	$—	$4,653	$4,653

The above balances are recorded in other assets and other liabilities, respectively, in the consolidated balance sheets, except for $0.1 million as of December 31, 2020 which was recorded in prepaid and other assets and except for $25.8 million and $23.9 million as of June 30, 2021 and December 31, 2020, respectively, which is recorded in accrued expenses and other liabilities.
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
The following table summarizes the activity of Level 3 contingent consideration balance in the six months ended June 30, 2021 (in thousands):

Balance at December 31, 2020	$4,653
Change in fair value recognized in earnings within sales and marketing expense	(2,400)
Balance at June 30, 2021	$2,253

Note 4. Inventories
Inventories consist of the following (in thousands):

	June 30, 2021	December 31, 2020
Raw materials	$297,535	$241,095
Work-in-process	43,888	41,950
Total	$341,423	$283,045

As of January 1, 2020, the federal government offers a Commercial ITC of 26%, which is reduced from 30%, under Section 48(a) of the Internal Revenue Code of 1986, as amended, for the installation of certain solar power facilities owned for business purposes. The Internal Revenue Service (“IRS”) provided taxpayers a safe harbor opportunity to retain access to the pre-2020 30% tax credit amount through specific rules released in Notice 2018-59.The Company sought to avail itself of this safe harbor by incurring certain costs and taking title in the year the Company took delivery, for tax purposes, of the underlying inventory and/or by performing physical work on components that will be installed in solar facilities. As of June 30, 2021 and December 31, 2020, there was approximately $20.6 million and $37.5 million, respectively, of inventory that would qualify for a 30% tax credit.

Note 5. Solar Energy Systems, net
Solar energy systems, net consists of the following (in thousands):

	June 30, 2021	December 31, 2020
Solar energy system equipment costs	$8,417,182	$7,839,427
Inverters	948,853	883,785
Total solar energy systems	9,366,035	8,723,212
Accumulated depreciation and amortization	(1,088,957)	(914,551)
Construction-in-progress	489,991	394,127
Total solar energy systems, net	$8,767,069	$8,202,788
All solar energy systems, including construction-in-progress, have been leased to or are subject to signed Customer Agreements with customers. The Company recorded depreciation expense related to solar energy systems of $90.2 million and $48.1 million for the three months ended June 30, 2021 and 2020, respectively, and $177.6 million and $94.5 million for the six months ended June 30, 2021 and 2020, respectively. The depreciation expense was reduced by the amortization of deferred grants of $2.0 million and $2.1 million for the three months ended June 30, 2021 and 2020, respectively, and $4.1 million and $4.1 million six months ended June 30, 2021 and 2020, respectively.

Note 6. Other Assets
Other assets consist of the following (in thousands):

	June 30, 2021	December 31, 2020
Costs to obtain contracts - customer agreements	$541,673	$377,839
Costs to obtain contracts - incentives	2,481	2,481
Accumulated amortization of costs to obtain contracts	(60,839)	(51,365)
Unbilled receivables	178,839	150,603
Allowance for credit losses on unbilled receivables	(2,017)	(1,731)
Operating lease right-of-use assets	87,747	81,516
Equity security investment	63,826	65,356
Other assets	98,659	56,966
Total	$910,369	$681,665
The Company recorded amortization of costs to obtain contracts of $5.4 million and $3.5 million for the three months ended June 30, 2021 and 2020,respectively, and $9.6 million and $6.9 million for the six months ended June 30, 2021 and 2020, respectively, in Sales and marketing in the consolidated statements of operations.

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

Note 7. Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consist of the following (in thousands):

	June 30, 2021	December 31, 2020
Accrued employee compensation	$96,705	$91,115
Operating lease obligations	22,493	21,461
Accrued interest	39,046	38,340
Accrued professional fees	10,998	15,834
Other accrued expenses	143,504	158,864
Total	$312,746	$325,614

Note 8. Indebtedness

As of June 30, 2021, debt consisted of the following (in thousands, except percentages):

	June 30, 2021	December 31, 2020	Unused Borrowing Capacity (1)	Weighted Average Interest Rate at June 30, 2021 (2)	Weighted Average Interest Rate at December 31, 2020 (2)	Contractual Interest Rate (3)	Contractual Maturity Date
Recourse debt
Bank line of credit (4)	$217,284	$230,660	$413	3.37%	3.53%	LIBOR +3.25%	April 2022
0% Convertible Senior Notes (5)	400,000	—	—	—%	N/A	—%	February 2026
Total recourse debt	617,284	230,660	413
Unamortized debt discount	(10,518)	—	—
Total recourse debt, net	606,766	230,660	413

Non-recourse debt (6)
Senior revolving and delayed draw loans (7)(8)	1,009,300	587,600	56,628	2.74%	2.85%	LIBOR +2.50% - 3.25%	March 2023 - October 2027
Senior non-revolving loans	873,530	1,087,386	—	3.89%	3.68%	4.50% - 6.50%; LIBOR +2.125% - 2.25%	April 2022 - November 2040
Subordinated revolving and delayed draw loans	178,104	282,722	6,200	9.13%	8.43%	8.50% - 10.00%; LIBOR +9.00%	March 2024 - October 2032
Subordinated loans (9)	839,999	668,642	—	8.65%	8.76%	8.00% - 10.00%; LIBOR +5.00% - 6.75%	March 2023 - January 2042
Securitized loans	2,055,609	1,885,981	—	3.90%	4.18%	2.33% - 5.31%	August 2023 - February 2055
Total non-recourse debt	4,956,542	4,512,331	62,828
Unamortized debt premium/(discount), net	46,250	53,154	—
Total non-recourse debt, net	5,002,792	4,565,485	62,828
Total debt, net	$5,609,558	$4,796,145	$63,241

(1)    Represents the additional amount the Company could borrow, if any, based on the state of its existing assets as of June 30, 2021.
(2)    Reflects weighted average contractual, unhedged rates. See Note 9, Derivatives for hedge rates.
(3)    Ranges shown reflect fixed interest rate and rates using LIBOR as applicable.
(4)    This syndicated working capital facility with banks has a total commitment up to $250.0 million and is secured by substantially all of the unencumbered assets of the Company, as well as ownership interests in certain subsidiaries of the Company. Loans under this facility bear interest at LIBOR +3.25% per annum or Base Rate +2.25% per annum. The Base Rate is the highest of the Federal Funds Rate +0.50%, the Prime Rate, or LIBOR +1.00%. Subject to various restrictive covenants, such as the completion and presentation of audited consolidated financial statements, maintaining a minimum unencumbered liquidity of at least $25.0 million at the end of each calendar month, maintaining quarter end liquidity to be at least $35.0 million, and maintaining a minimum interest coverage ratio of 3.50 or greater, measured quarterly as of the last day of each quarter. The Company was in compliance with all debt covenants as of June 30, 2021.

(5)    These convertible senior notes ("Notes") will not bear regular interest, and the principal amount of the notes will not accrete. The Notes may bear special interest under specified circumstances relating to the Company’s failure to comply with its reporting obligations under the Indenture or if the Notes are not freely tradeable as required by the Indenture. The Notes will mature on February 1, 2026, unless earlier repurchased by the Company, redeemed by the Company or converted pursuant to their terms. The initial conversion rate of the Notes is 8.4807 shares of the Company’s common stock, par value $0.0001 per share, per $1,000 principal amount of Notes, which is equivalent to an initial conversion price of approximately $117.91 per share. The conversion rate will be subject to adjustment upon the occurrence of certain specified events but will not be adjusted for any accrued and unpaid special interest. In addition, upon the occurrence of a make-whole fundamental change or an issuance of a notice of redemption, the Company will, in certain circumstances, increase the conversion rate by a number of additional shares for a holder that elects to convert its Notes in connection with such make-whole fundamental change or notice of redemption. The debt discount recorded on the Notes is being amortized to interest expense at an effective interest rate of 0.57%. As of June 30, 2021, $0.9 million of the debt discount was amortized to interest expense. In connection with the offering of the Notes, the Company entered into privately negotiated capped call transactions (“Capped Calls”) with certain of the initial purchasers and/or their respective affiliates at a cost of approximately $28.0 million. The Capped Calls are classified as equity and were recorded to additional paid-in-capital within stockholders’ equity as of June 30, 2021. The Capped Calls each have an initial strike price of approximately $117.91 per share, subject to certain adjustments, which corresponds to the initial conversion price of the Notes. The Capped Calls have initial cap prices of $157.22 per share. The Capped Calls cover, subject to anti-dilution adjustments, approximately 3.4 million shares of common stock. The Capped Calls are expected generally to reduce the potential dilution to the common stock upon any conversion of Notes and/or offset any cash payments the Company is required to make in excess of the principal amount of the Notes, as the case may be, in the event the market price per share of common stock, as measured under the Capped Calls, is greater than the strike price of the Capped Call, with such offset subject to a cap. If, however, the market price per share of the common stock, as measured under the Capped Calls, exceeds the cap price of the Capped Calls, there would be dilution and/or there would not be an offset of such potential cash payments, in each case, to the extent that the then-market price per share of the common stock exceeds the cap price. The final components of the Capped Calls are scheduled to expire on January 29, 2026.
(6)    Certain loans under these categories are part of project equity transactions.
(7)    Under a loan within this category, the Company may incur up to an aggregate principal amount of $100.0 million in revolver borrowings. Borrowings under this revolving loan may be designated as base rate loans or LIBOR loans, subject to certain terms and conditions. Base rate loans accrue interest at a rate per year equal to 2.25% plus the highest of (i) the federal funds rate plus 0.50%, (ii) Bank of America, N.A.’s published “prime rate,” and (iii) LIBOR rate plus 1.00%, subject to a 0.00% floor. LIBOR loans accrue interest at a rate per annum equal to 3.25 % plus the fluctuating rate of interest equal to LIBOR or a comparable successor rate approved by the administrative agent, subject to a 0.00% floor. In addition to customary covenants for these type of facilities, the Company is subject to financial covenants and is required to have unencumbered cash and cash equivalents at the end of each fiscal quarter of at least the greater of (i) $30.0 million and (ii) the amount of unencumbered liquidity to be maintained by Vivint Solar, Inc., a wholly owned subsidiary of the Company, in accordance with any loan documents governing recourse debt facilities of Vivint Solar, Inc. As of June 30, 2021, Vivint Solar, Inc. did not have any recourse debt facilities other than the facility described in this paragraph.
(8)    Pursuant to the terms of the aggregation facilities within this category the Company may draw up to an aggregate principal amount of $1.7 billion in revolver borrowings depending on the available borrowing base at the time.
(9)    A loan under this category with an outstanding balance of $124.2 million as of June 30, 2021 contains a put option that can be exercised beginning in 2036 that would require the Company to pay off the entire loan on November 30, 2037.
Senior and Subordinated Debt Facilities

Each of the Company's senior and subordinated debt facilities contain customary covenants, including the requirement to maintain certain financial measurements and provide lender reporting. Each of the senior and subordinated debt facilities also contain certain provisions in the event of default that entitle lenders to take certain actions including acceleration of amounts due under the facilities and acquisition of membership interests and assets that are pledged to the lenders under the terms of the senior and subordinated debt facilities. The facilities are non-recourse to the Company and are secured by net cash flows from Customer Agreements or inventories less certain operating, maintenance and other expenses which are available to the borrower after distributions to tax equity investors, where applicable. Under the terms of these facilities, the Company's subsidiaries pay interest and principal from the net cash flows available to the subsidiaries. The Company was in compliance with all debt covenants as of June 30, 2021.
Securitization Loans
Each of the Company's securitized loans contains customary covenants including the requirement to provide reporting to the indenture trustee and ratings agencies. Each of the securitized loans also contain certain provisions in the event of default which entitle the indenture trustee to take certain actions including acceleration of amounts due under the facilities and acquisition of membership interests and assets that are pledged to the lenders under the terms of the securitized loans. The facilities are non-recourse to the Company and are secured by net cash flows from Customer Agreements less certain operating, maintenance and other expenses that are available to the borrower after distributions to tax equity investors, where applicable. Under the terms of these loans, the Company's subsidiaries pay interest and principal from the net cash flows available to the subsidiaries. The Company was in compliance with all debt covenants as of June 30, 2021.

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
Certain interest rate swaps have been designated as cash flow hedges. The credit risk adjustment associated with these swaps is the risk of non-performance by the counterparties to the contracts. In the six months ended June 30, 2021, the majority of hedge relationships on the Company’s interest rate swaps have been assessed as highly effective as the quarterly assessment performed determined changes in cash flows of the derivative instruments have been highly effective in offsetting the changes in the cash flows of the hedged items and are expected to be highly effective in the future. Accordingly, changes in the fair value of these derivatives are recorded as a component of accumulated other comprehensive income, net of income taxes. Changes in the fair value of these derivatives are subsequently reclassified into earnings, and are included in interest expense, net in the Company’s statements of operations, in the period that the hedged forecasted transactions affect earnings. To the extent that the hedge relationships are not effective, changes in the fair value of these derivatives are recorded in other expenses, net in the Company's statements of operations on a prospective basis.
The Company’s master netting and other similar arrangements allow net settlements under certain conditions. When those conditions are met, the Company presents derivatives at net fair value. As of June 30, 2021, the information related to these offsetting arrangements were as follows (in thousands):

Instrument Description	Gross Amounts of Recognized Assets / Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets / Liabilities Included in the Consolidated Balance Sheet	Notional Amount (1)
Assets:
Derivatives designated as hedging instruments	$17,084	$(1,528)	$15,556	$414,157
Derivatives not designated as hedging instruments	—	—	—	—
Total derivative assets	17,084	(1,528)	15,556	414,157

Liabilities:
Derivatives designated as hedging instruments	(107,726)	1,528	(106,198)	1,394,502
Derivatives not designated as hedging instruments	(24,586)	—	(24,586)	434,131
Total derivative liabilities	(132,312)	1,528	(130,784)	1,828,633
Total derivative assets and liabilities	$(115,228)	$—	$(115,228)	$2,242,790

(1)    Comprised of 56 interest rate swaps which effectively fix the LIBOR portion of interest rates on outstanding balances of certain loans under the senior and securitized sections of the debt footnote table (see Note 8, Indebtedness) at 0.57% to 3.37% per annum. These swaps mature from August 31, 2022 to January 31, 2043.

As of December 31, 2020, the information related to these offsetting arrangements were as follows (in thousands):

Instrument Description	Gross Amounts of Recognized Assets / Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets / Liabilities Included in the Consolidated Balance Sheet	Notional Amount
Assets:
Derivatives designated as hedging instruments	$4,293	$(6)	$4,287	$191,737
Derivatives not designated as hedging instruments	925	(13)	912	166,138
Total derivative assets	5,218	(19)	5,199	357,875

Liabilities:
Derivatives designated as hedging instruments	(165,996)	6	(165,990)	1,796,596
Derivatives not designated as hedging instruments	(9,448)	13	(9,435)	190,530
Total derivative liabilities	(175,444)	19	(175,425)	1,987,126
Total derivative assets and liabilities	$(170,226)	$—	$(170,226)	$2,345,001
The losses (gains) on derivatives designated as cash flow hedges recognized into OCI, before tax effect, consisted of the following (in thousands):

	Six months ended June 30,
	2021	2020
Derivatives designated as cash flow hedges:
Interest rate swaps	$(25,063)	$102,648
The losses (gains) on derivatives financial instruments recognized into the consolidated statements of operations, before tax effect, consisted of the following (in thousands):

	Six months ended June 30,
	2021		2020
	Interest expense, net	Other expense, net	Interest expense, net	Other expense, net
Derivatives designated as cash flow hedges:
Interest rate swaps
Losses (gains) reclassified from AOCI into income	$9,213	$—	$907	$—
Derivatives not designated as cash flow hedges:
Interest rate swaps
Gains recognized into income	—	(20,162)	—	—
Total losses (gains)	$9,213	$(20,162)	$907	$—
All amounts in Accumulated other comprehensive income (loss) ("AOCI") in the consolidated statements of redeemable noncontrolling interests and equity relate to derivatives, refer to the consolidated statements of comprehensive (loss) income. The net (loss) gain on derivatives includes the tax effect of $9.2 million and $0.8 million for the three months ended June 30, 2021 and 2020, respectively, and $9.0 million and $27.2 million for six months ended June 30, 2021 and 2020, respectively.
During the next 12 months, the Company expects to reclassify $24.5 million of net losses on derivative instruments from accumulated other comprehensive income to earnings. There were three undesignated derivative instruments recorded by the Company as of June 30, 2021.

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
Under these financing obligation arrangements, wholly owned subsidiaries of the Company finance the cost of solar energy systems with investors for an initial term of typically 20 or 22 years, and one fund with an initial term of 7 years. The solar energy systems are subject to Customer Agreements with an initial term of typically 20 or 25 years that automatically renew on an annual basis. These solar energy systems are reported under the line item solar energy systems, net in the consolidated balance sheets. As of June 30, 2021 and December 31, 2020, the cost of the solar energy systems placed in service under the financing obligation arrangements was $712.6 million and $715.5 million, respectively. The accumulated depreciation related to these assets as of June 30, 2021 and December 31, 2020 was $133.0 million and $120.2 million, respectively.
The investors make a series of large up-front payments and, in certain cases, subsequent smaller quarterly payments (lease payments) to the subsidiaries of the Company. The Company accounts for the payments received from the investors under the financing obligation arrangements as borrowings by recording the proceeds received as financing obligations on its consolidated balance sheets, and cash provided by financing activities in its consolidated statement of cash flows. These financing obligations are reduced over a period of approximately 22, or over 7 years in the case of one fund, by customer payments under the Customer Agreements, U.S. Treasury grants (where applicable) and proceeds from the contracted resale of SRECs as they are received by the investor. In addition, funds paid for the Commercial ITC value upfront are initially recorded as a refund liability and recognized as revenue as the associated solar energy system reaches PTO. The Commercial ITC value is reflected in cash provided by operations on the consolidated statement of cash flows. The Company accounts for the Customer Agreements and any related U.S. Treasury grants, as well as the resale of SRECs consistent with the Company’s revenue recognition accounting policies as described in Note 2, Summary of Significant Accounting Policies.

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

Note 11. VIE Arrangements

The Company consolidated various VIEs at June 30, 2021 and December 31, 2020. The carrying amounts and classification of the VIEs’ assets and liabilities included in the consolidated balance sheets are as follows (in thousands):

	June 30, 2021	December 31, 2020
Assets
Current assets
Cash	$340,214	$219,502
Restricted cash	53,121	34,559
Accounts receivable, net	61,971	35,152
Inventories	31,207	23,306
Prepaid expenses and other current assets	1,333	2,629
Total current assets	487,846	315,148
Solar energy systems, net	7,321,816	6,748,127
Other assets	156,053	127,591
Total assets	$7,965,715	$7,190,866
Liabilities
Current liabilities
Accounts payable	$33,151	$15,609
Distributions payable to noncontrolling interests and redeemable noncontrolling interests	33,371	28,577
Accrued expenses and other liabilities	29,013	24,660
Deferred revenue, current portion	47,902	44,906
Deferred grants, current portion	1,002	1,007
Non-recourse debt, current portion	41,057	31,594
Total current liabilities	185,496	146,353
Deferred revenue, net of current portion	530,658	493,161
Deferred grants, net of current portion	25,266	25,891
Non-recourse debt, net of current portion	1,368,889	1,160,817
Other liabilities	29,049	31,745
Total liabilities	$2,139,358	$1,857,967
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

The carrying value of redeemable noncontrolling interests was greater than the redemption value except for fifteen Funds at both June 30, 2021 and December 31, 2020, where the carrying value has been adjusted to the redemption value.

Note 13. Stock-Based Compensation
Stock Options
The following table summarizes the activity for all stock options under all of the Company’s equity incentive plans for the six months ended June 30, 2021 (shares and aggregate intrinsic value in thousands):

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2020	8,019	$10.35	6.87	$473,371
Granted	275	52.28
Exercised	(1,349)	8.69
Cancelled	(219)	17.91
Outstanding at June 30, 2021	6,726	$12.23	6.53	$293,669

Options vested and exercisable at June 30, 2021	4,385	$7.80	5.47	$210,495
Restricted Stock Units
The following table summarizes the activity for all restricted stock units (“RSUs”) under all of the Company’s equity incentive plans for the six months ended June 30, 2021 (shares in thousands):

	Number of Awards	Weighted Average Grant Date Fair Value
Unvested balance at December 31, 2020	7,103	$40.17
Granted	1,078	48.66
Issued	(2,175)	38.44
Cancelled / forfeited	(413)	29.83
Unvested balance at June 30, 2021	5,593	$43.34
Warrants for Strategic Partners
During the quarter ended June 30, 2021,the Company issued warrants exercisable for up to 373,504 shares of its common stock to certain strategic partners (calculated using the closing stock price of $55.78 on June 30, 2021). The exercise price of the warrants is $0.01 per share, and no exercises occurred during the six months ended June 30, 2021. During the three and six months ended June 30, 2021, the Company recognized stock-based compensation expense of $1.0 million and $2.0 million based on time and performance milestones achieved under such warrants during the respective timeframes.

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
Stock-Based Compensation Expense
The Company recognized stock-based compensation expense, including ESPP expenses, in the consolidated statements of operations as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Cost of customer agreements and incentives	$1,992	$930	$4,224	$2,876
Cost of solar energy systems and product sales	1,045	270	2,349	943
Sales and marketing	23,227	1,821	50,333	5,299
Research and development	803	466	1,479	1,541
General and administration	16,396	6,895	63,107	18,668
Total	$43,463	$10,382	$121,492	$29,327
During the three and six months ended June 30, 2021, stock-based compensation expense capitalized to solar energy systems, net in the Company’s consolidated balance sheet was $2.9 million and $5.5 million, respectively.

Note 14. Income Taxes
The income tax benefit (expense) rate for the three months ended June 30, 2021 and 2020 was 6.5% and (0.2)%, respectively, and for the six months ended June 30, 2021 and 2020 was 6.5% and 1.3%, respectively. The differences between the actual consolidated effective income tax rate and the U.S. federal statutory rate were primarily attributable to the allocation of losses on noncontrolling interests and an increase in stock-based compensation deductions.
The Company sells solar energy systems to investment Funds. As the investment Funds are consolidated by the Company, the gain on the sale of the assets has been eliminated in the consolidated financial statements, however gains on sale are recognized for tax purposes.

Note 15. Commitments and Contingencies
Letters of Credit
As of June 30, 2021 and December 31, 2020, the Company had $20.1 million and $37.0 million, respectively, of unused letters of credit outstanding, which each carry fees of 2.13% - 3.25% per annum.
Guarantees
Certain tax equity funds and debt facilities require the Company to maintain an aggregate amount of $30.0 million of unencumbered cash and cash equivalents at the end of each month.
Operating and Finance Leases

The Company leases real estate under non-cancellable-operating leases and equipment under finance leases.
The components of lease expense were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Finance lease cost:
Amortization of right-of-use assets	$3,200	$2,279	$6,399	$4,936
Interest on lease liabilities	236	207	507	424
Operating lease cost	6,706	3,032	12,923	6,158
Short-term lease cost	1,243	119	1,647	239
Variable lease cost	1,743	971	3,361	1,781
Sublease income	(202)	(212)	(397)	(372)
Total lease cost	$12,926	$6,396	$24,440	$13,166
Other information related to leases was as follows (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$6,845	$2,924	$13,585	$5,499
Operating cash flows from finance leases	234	195	503	416
Financing cash flows from finance leases	3,050	2,591	6,137	5,545
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	19,546	—	19,859	32
Finance leases	2,074	33	3,164	213
Weighted average remaining lease term (years):
Operating leases	6.74	4.83	6.74	4.83
Finance leases	2.84	2.48	2.84	2.48
Weighted average discount rate:
Operating leases	4.1%	5.5%	4.1%	5.5%
Finance leases	4.5%	4.2%	4.5%	4.2%

Future minimum lease commitments under non-cancellable leases as of June 30, 2021 were as follows (in thousands):

	Operating Leases	Sublease Income	Net Operating Leases	Finance Leases
2021	$26,648	$1,014	$25,634	$11,299
2022	22,855	1,151	21,704	7,550
2023	19,949	758	19,191	2,612
2024	14,415	185	14,230	459
2025	12,817	—	12,817	—
Thereafter	34,422	—	34,422	—
Total future lease payments	131,106	3,108	127,998	21,920
Less: Amount representing interest	15,691	—	15,691	1,013
Present value of future payments	115,415	3,108	112,307	20,907
Less: Tenant incentives	—	—	—	—
Net present value of future payments	115,415	3,108	112,307	20,907
Less: Current portion	22,493	—	22,493	10,612
Long-term portion	$92,922	$3,108	$89,814	$10,295

Purchase Commitment
The Company entered into purchase commitments, which have the ability to be canceled without significant penalties, with multiple suppliers to purchase $57.8 million of photovoltaic modules, inverters and batteries by the end of 2022.
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

On April 8, 2019, a putative class action captioned Loftus et al. v. Sunrun Inc., Case No. 3:19-cv-01608, was filed in the United States District Court, Northern District of California. The complaint generally alleges violations of the Telephone Consumer Protection Act (the “TCPA”) on behalf of an individual and putative classes of persons alleged to be similarly situated. Plaintiffs filed a First Amended Complaint on June 26, 2019, adding defendant MediaMix 365, LLC, also asserting individual and putative class claims under the TCPA, along with claims under the California Invasion of Privacy Act. In the amended version of their Complaint, plaintiffs seek statutory damages, equitable and injunctive relief, and attorneys’ fees and costs on behalf of themselves and the absent purported classes. Most, if not all, of the claims asserted in the lawsuit relate to activities allegedly engaged in by third-party vendors, for which the Company denies any responsibility. While the Company believes that the claims against it are without merit, in view of the cost and risk of continuing to defend the action, it reached an agreement with plaintiffs to settle the lawsuit on a class-wide basis for $5.5 million, which was accrued as of June 30, 2020, in exchange for a release of all claims that were or could have been asserted in the litigation. The settlement is subject to court approval. Preliminary approval was granted on September 25, 2020, and the court granted final approval on May 11, 2021. The Company subsequently made the settlement payment in mid-June.

In October 2019, two shareholders filed separate putative class actions in the U.S. District Court for the Eastern District of New York (Crumrine v. Vivint Solar, Inc. and Li v. Vivint Solar, Inc.) purportedly on behalf of themselves and all others similarly situated. The lawsuits purport to allege violations of Federal Securities Laws. In March 2020, the court consolidated the two actions and appointed lead plaintiffs and lead counsel to represent the alleged putative class. Subsequently, in December 2020, the Eastern District of New York transferred the actions to the District of Utah, where they are now pending. Vivint Solar disputes the allegations in the complaint. While Vivint Solar believes that the claims against it are without merit, in view of the cost and risk of continuing to defend the action, Vivint Solar mediated the action with plaintiffs on May 19, 2021, and reached an agreement to resolve the action on a class-wide basis for $1.25 million. A portion of the $1.25 million will be covered by insurance proceeds, and the Company accrued approximately $750,000 as of June 30, 2021. The parties have informed the court of their agreement, and they anticipate submitting final settlement documents to the court in the next 60 days or so.

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

Note 16. Earnings Per Share
The computation of the Company’s basic and diluted net loss per share is as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Numerator:
Net loss attributable to common stockholders	$(41,244)	$(13,562)	$(65,033)	$(41,521)
Denominator:
Weighted average shares used to compute net loss per share attributable to common stockholders, basic	204,378	120,279	203,475	120,201
Weighted average effect of potentially dilutive shares to purchase common stock	—	—	—	—
Weighted average shares used to compute net loss per share attributable to common stockholders, diluted	204,378	120,279	203,475	120,201
Net loss per share attributable to common stockholders
Basic	$(0.20)	$(0.11)	$(0.32)	$(0.35)
Diluted	$(0.20)	$(0.11)	$(0.32)	$(0.35)

The following shares were excluded from the computation of diluted net loss per share as the impact of including those shares would be anti-dilutive (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Outstanding stock options	770	1,896	664	2,256
Unvested restricted stock units	2,306	1,845	1,325	1,924
Convertible senior notes (if converted)	3,392	—	2,865	—
Total	6,468	3,741	4,854	4,180

Note 17. Related Party Transactions

Advances Receivable—Related Party

Net amounts due from direct-sales professionals were $12.3 million as of June 30, 2021. The Company provided a reserve of $0.6 million as of June 30, 2021 related to advances to direct-sales professionals who have terminated their employment agreement with the Company.

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

Note 19. Subsequent Events

On August 5, 2021, the Company announced that, effective August 31, 2021, Ms. Lynn Jurich would transition from her position as Chief Executive Officer of the Company to the role of Co-Executive Chair of the Company and that Ms. Mary Powell would be appointed Chief Executive Officer of the Company. A Form 8-K with copies of the Company’s amended employment agreement with Ms. Jurich and the Company’s employment agreement with Ms. Powell was filed with the SEC on August 5, 2021.

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
We have experienced substantial growth in our business and operations since our inception in 2007, as well as through our acquisition of Vivint Solar in 2020. As of June 30, 2021, we operated the largest fleet of residential solar energy systems in the United States. We have a Networked Solar Energy Capacity of 4,238 Megawatts as of June 30, 2021, which represents the aggregate megawatt production capacity of our solar energy systems that have been recognized as deployments, from our inception through the measurement date. Gross Earning Assets as of June 30, 2021 were approximately $8.6 billion. Please see the section entitled “Key Operating Metrics” for more details on how we calculate Networked Solar Energy Capacity and Gross Earning Assets.
We also have a long track record of attracting low-cost capital from diverse sources, including tax equity and debt investors. Since inception we have raised tax equity investment funds to finance the installation of solar energy systems.
Impacts of COVID-19 on Our Business
The COVID-19 pandemic and the resulting impact on the U.S. economy have accelerated many of our operational initiatives to deliver best-in-class customer value and to reduce costs. We have invested in technology to streamline our installation processes, including online permitting and interconnection in many locations, enabled our entire salesforce to complete sales consultations in a virtual setting, and employed extensive use of drone technology to complete rooftop surveys. We believe this transition towards a digital model for many sales channels will position us well to realize sustaining reductions in customer acquisition costs.
The COVID-19 pandemic has had an unprecedented impact on the U.S. economy, resulting in governments and organizations implementing public health measures in an effort to contain the virus, including physical distancing, work from home, supply chain logistical changes and closure of non-essential businesses. With vaccine administration rising, governments and organizations have responded by adjusting such restrictions and guidelines accordingly. We are monitoring this fluid situation and will continue to follow official regulations to protect our employees and customers.

The ultimate impact of the COVID-19 pandemic (and virus variants) is still highly uncertain and subject to change, and we do not yet know the full extent of potential delays or impacts on our business, operations or the global economy as a whole. We will continue to monitor developments affecting our workforce, our customers, and our business operations generally and will take actions that we determine are necessary in order to mitigate these impacts.

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
As of June 30, 2021, we had 64 active investment funds, which are described below. We have established different types of investment funds to implement our asset monetization strategy. Depending on the nature of the investment fund, cash may be contributed to the investment fund by the investor upfront or in stages based on milestones associated with the design, construction or interconnection status of the solar energy systems. The cash contributed by the fund investor is used by the investment fund to purchase solar energy systems. The investment funds either own or enter into a master lease with a Sunrun subsidiary for the solar energy systems, Customer Agreements and associated incentives. We receive on-going cash distributions from the investment funds representing a portion of the monthly customer payments received. We use the upfront cash, as well as on-going distributions to cover our costs associated with designing, purchasing and installing the solar energy systems. In addition, we also use debt, equity and other financing strategies to fund our operations. The allocation of the economic benefits between us and the fund investor and the corresponding accounting treatment varies depending on the structure of the investment fund.
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

The table below provides an overview of our current investment funds (dollars in millions):

Consolidated Joint Ventures
	Pass-Through Financing Obligations	Partnership Flip	JV Inverted Lease
Consolidation	Owner entity consolidated, tenant entity not consolidated	Single entity, consolidated	Owner and tenant entities consolidated
Balance sheet classification	Pass-through financing obligation	Redeemable noncontrolling interests and noncontrolling interests	Redeemable noncontrolling interests and noncontrolling interests
Revenue from Commercial ITCs	Recognized on the permission to operate ("PTO") date	None	None
Method of calculating investor interest	Effective interest rate method	Greater of HLBV or redemption value; or pro rata	Greater of HLBV or redemption value; or pro rata
Liability balance as of June 30, 2021	$337.1	N/A	N/A
Noncontrolling interest balance (redeemable or otherwise) as of June 30, 2021	N/A	$1,297.4	$38.3

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

The definitions of Gross Earning Assets, Gross Earning Assets Contracted Period, and Gross Earning Assets Renewal Period use a discount rate of 5%; whereas the definitions used in our periodic reports [prior to [date]] used a discount rate of 6%.

	As of June 30,
	2021	2020
Networked Solar Energy Capacity (megawatts)	4,238	2,163
Customers	599,743	301,310

	As of June 30,
	2021	2020

	(in thousands)
Gross Earning Assets Contracted Period	$5,797,376	$2,891,899
Gross Earning Assets Renewal Period	2,815,292	1,494,950
Gross Earning Assets	$8,612,668	$4,386,849

As a result of the acquisition of Vivint Solar in October 2020, we added $2.9 billion of Gross Earning Assets, of which $2.0 billion related to Gross Earning Assets Contracted Period and $0.9 billion related to Gross Earning Assets Renewal Period.
The tables below provide a range of Gross Earning Asset amounts if different default, discount and purchase and renewal assumptions were used.
Gross Earning Assets Contracted Period:

	As of June 30, 2021
	Discount rate
Default rate	3%	4%	5%	6%	7%

	(in thousands)
5%	$6,695,649	$6,130,008	$5,635,070	$5,200,280	$4,816,858
0%	$6,898,192	$6,310,775	$5,797,376	$5,345,961	$4,948,372
Gross Earning Assets Renewal Period:

	As of June 30, 2021
	Discount rate
Purchase or Renewal rate	3%	4%	5%	6%	7%

	(in thousands)
80%	$3,661,648	$2,983,738	$2,439,958	$2,002,213	$1,648,593
90%	$4,223,224	$3,442,020	$2,815,292	$2,310,695	$1,903,005
100%	$4,784,800	$3,900,301	$3,190,624	$2,619,176	$2,157,417

Total Gross Earning Assets:

	As of June 30, 2021
	Discount rate
Purchase or Renewal rate	3%	4%	5%	6%	7%

	(in thousands)
80%	$10,559,840	$9,294,514	$8,237,335	$7,348,174	$6,596,964
90%	$11,121,417	$9,752,796	$8,612,668	$7,656,656	$6,851,377
100%	$11,682,992	$10,211,077	$8,988,001	$7,965,137	$7,105,789

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

	(in thousands, except per share data)
Revenue:
Customer agreements and incentives	$219,474	$106,095	$394,070	$205,219
Solar energy systems and product sales	181,692	75,199	341,890	186,806
Total revenue	401,166	181,294	735,960	392,025
Operating expenses:
Cost of customer agreements and incentives	177,339	83,422	337,616	161,699
Cost of solar energy systems and product sales	151,588	63,746	285,670	155,344
Sales and marketing	144,599	69,701	270,712	139,971
Research and development	5,150	4,971	11,022	9,017
General and administrative	62,916	41,756	148,546	69,830
Amortization of intangible assets	1,343	1,167	2,688	2,650
Total operating expenses	542,935	264,763	1,056,254	538,511
Loss from operations	(141,769)	(83,469)	(320,294)	(146,486)
Interest expense, net	(74,999)	(50,721)	(149,269)	(100,645)
Other (expenses) income, net	(11,553)	(148)	22,794	(98)
Loss before income taxes	(228,321)	(134,338)	(446,769)	(247,229)
Income tax (benefit) expense	(14,912)	211	(29,038)	(3,131)
Net loss	(213,409)	(134,549)	(417,731)	(244,098)
Net loss attributable to noncontrolling interests and redeemable noncontrolling interests	(172,165)	(120,987)	(352,698)	(202,577)
Net loss attributable to common stockholders	$(41,244)	$(13,562)	$(65,033)	$(41,521)
Net loss per share attributable to common stockholders
Basic	$(0.20)	$(0.11)	$(0.32)	$(0.35)
Diluted	$(0.20)	$(0.11)	$(0.32)	$(0.35)
Weighted average shares used to compute loss per share attributable to common stockholders
Basic	204,378	120,279	203,475	120,201
Diluted	204,378	120,279	203,475	120,201

Comparison of the Three Months Ended June 30, 2021 and 2020
Revenue

	Three Months Ended June 30,		Change
	2021	2020	$	%

	(in thousands)
Customer agreements	$196,935	$98,525	$98,410	100%
Incentives	22,539	7,570	14,969	198%
Customer agreements and incentives	219,474	106,095	113,379	107%

Solar energy systems	90,422	44,579	45,843	103%
Products	91,270	30,620	60,650	198%
Solar energy systems and product sales	181,692	75,199	106,493	142%
Total revenue	$401,166	$181,294	$219,872	121%
Customer Agreements and Incentives. The $98.4 million increase in revenue from Customer Agreements was primarily due to both an increase in solar energy systems under Customer Agreements being added to our fleet upon the acquisition of Vivint Solar in October 2020, as well as new systems placed in service in the period from July 1, 2020 through June 30, 2021, plus a full quarter of revenue recognized in the second quarter of 2021 for systems placed in service in the second quarter of 2020 versus only a partial quarter of such revenue related to the period in which the assets were in service in 2020. Revenue from incentives primarily consists of sales of SRECs, which increased by $15.0 million during the three months ended June 30, 2021, compared to the prior year.
Solar Energy Systems and Product Sales. Revenue from solar energy systems sales increased by $45.8 million compared to the prior year primarily due to solar energy systems sales from Vivint Solar, as well as increased demand through retail partners. Product sales increased by $60.7 million, primarily due to lower volume of wholesale products sold in 2020, which was impacted by COVID-19.
Operating Expenses

	Three Months Ended June 30,		Change
	2021	2020	$	%

	(in thousands)
Cost of customer agreements and incentives	$177,339	$83,422	$93,917	113%
Cost of solar energy systems and product sales	151,588	63,746	87,842	138%
Sales and marketing	144,599	69,701	74,898	107%
Research and development	5,150	4,971	179	4%
General and administrative	62,916	41,756	21,160	51%
Amortization of intangible assets	1,343	1,167	176	15%
Total operating expenses	$542,935	$264,763	$278,172	105%
Cost of Customer Agreements and Incentives. The $93.9 million increase in Cost of customer agreements and incentives was primarily due to the increase in solar energy systems added to our fleet upon the acquisition of Vivint Solar in October 2020, as well as new systems placed in service in the period from July 1, 2020 through June 30, 2021, plus a full quarter of costs recognized in 2021 for systems placed in service in the second quarter of 2020 versus only a partial quarter of such expenses related to the period in which the assets were in service in 2020. Additionally, there was an increase of $32.0 million related to depreciation expense on solar fixed assets recorded in the initial purchase accounting for the acquisition.
The cost of Customer Agreements and incentives remained relatively consistent at 81% of revenue from customer agreements and incentives during the three months ended June 30, 2021, compared with 79% during the three months ended June 30, 2020.

Cost of Solar Energy Systems and Product Sales. The $87.8 million increase in Cost of solar energy systems and product sales was due to the corresponding net increase in the solar energy systems and product sales discussed above.
Sales and Marketing Expense. The $74.9 million increase in Sales and marketing expense was attributable to increases in headcount, which were primarily driven by the acquisition of Vivint Solar in October 2020, resulting in higher employee compensation in the three months ended June 30, 2021 compared to the same period in the prior year. Additionally, we spent more in costs to acquire customers through our sales lead generating partners. Partially offsetting these increases in Sales and marketing expense is a decrease in costs related to retail lead generating partners, as well as a decrease of $6.9 million in non-recurring costs incurred during the three months ended June 30, 2021. Included in sales and marketing expense is $5.4 million and $3.5 million of amortization of costs to obtain Customer Agreements for the three months ended June 30, 2021 and 2020, respectively.
Research and Development Expense. Research and development expense increased $0.2 million during the three months ended June 30, 2021, which was relatively consistent with the same period in the prior year.
General and Administrative Expense. The $21.2 million increase in General and administrative expenses was primarily attributable to the acquisition of Vivint Solar, resulting in an increase in headcount driving higher employee compensation, consulting costs, partially offset by a decrease of $7.3 million in nonrecurring (primarily acquisition-related) costs during the three months ended June 30, 2021.
Non-Operating Expenses

	Three Months Ended June 30,		Change
	2021	2020	$	%

	(in thousands)
Interest expense, net	$(74,999)	$(50,721)	$(24,278)	48%
Other expenses, net	$(11,553)	$(148)	$(11,405)	7,706%

Interest Expense, net. The increase in Interest expense, net of $24.3 million is primarily related to the $24.7 million of interest expense associated with the debt acquired with Vivint Solar. Included in net interest expense is $6.5 million and $6.2 million of non-cash interest recognized under Customer Agreements that have a significant financing component for the three months ended June 30, 2021 and 2020, respectively.

Other Expenses, net. The increase in other expenses of $11.4 million relates primarily to losses on derivatives recognized in the three months ended June 30, 2021, with no such comparable activity in the three months ended June 30, 2020.
Income Tax Expense (Benefit)

	Three Months Ended June 30,		Change
	2021	2020	$	%

	(in thousands)
Income tax benefit	$(14,912)	$211	$(15,123)	(7,167)%

The increase in income tax benefit of $15.1 million primarily relates to an increase in tax benefit related to a higher pre-tax loss and an increase in stock compensation deductions that was offset by an increase in noncontrolling interest and redeemable noncontrolling interests.

Net Loss Attributable to Noncontrolling Interests and Redeemable Noncontrolling Interests

	Three Months Ended June 30,		Change
	2021	2020	$	%

	(in thousands)
Net loss attributable to noncontrolling interests and redeemable noncontrolling interests	$(172,165)	$(120,987)	$(51,178)	42%

Net loss attributable to noncontrolling interests and redeemable noncontrolling interests was primarily the result of an additional $22.7 million net loss related Vivint Solar's noncontrolling interests and redeemable noncontrolling interests, as well as an addition of five other new investment funds since June 30, 2020, for which the HLBV method used in determining the amount of net loss attributable to noncontrolling interests. Redeemable noncontrolling interests generally allocates more loss to the noncontrolling interest in the first several years after fund formation.

Comparison of the Six Months Ended June 30, 2021 and 2020
Revenue

	Six Months Ended June 30,		Change
	2021	2020	$	%

	(in thousands)
Customer agreements	$354,765	$192,778	$161,987	84%
Incentives	39,305	12,441	26,864	216%
Customer agreements and incentives	394,070	205,219	188,851	92%

Solar energy systems	179,472	115,856	63,616	55%
Products	162,418	70,950	91,468	129%
Solar energy systems and product sales	341,890	186,806	155,084	83%
Total revenue	$735,960	$392,025	$343,935	88%
Customer Agreements and Incentives. The $162.0 million increase in revenue from Customer Agreements was primarily due to both an increase in solar energy systems under Customer Agreements being added to our fleet upon the acquisition of Vivint Solar in October 2020, as well as new systems placed in service in the period from July 1, 2020 through June 30, 2021, plus a full six months of revenue recognized in 2021 for systems placed in service in the first six months of 2020 versus only a partial amount of such revenue related to the period in which the assets were in service in 2020. Revenue from incentives primarily consists of sales of SRECs, which increased by $26.9 million during the six months ended June 30, 2021, compared to the prior year.
Solar Energy Systems and Product Sales. Revenue from solar energy systems sales increased by $63.6 million compared to the prior year primarily due to solar energy systems sales from Vivint Solar, as well as increased demand through retail partners. Product sales increased by $91.5 million, primarily due to lower volume of wholesale products sold in 2020, which was impacted by COVID-19 and customers' reduced purchases in 2020 after purchasing safe harbor materials in 2019 for use in 2020.

Operating Expenses

	Six Months Ended June 30,		Change
	2021	2020	$	%

	(in thousands)
Cost of customer agreements and incentives	$337,616	$161,699	$175,917	109%
Cost of solar energy systems and product sales	285,670	155,344	130,326	84%
Sales and marketing	270,712	139,971	130,741	93%
Research and development	11,022	9,017	2,005	22%
General and administrative	148,546	69,830	78,716	113%
Amortization of intangible assets	2,688	2,650	38	1%
Total operating expenses	$1,056,254	$538,511	$517,743	96%
Cost of Customer Agreements and Incentives. The $175.9 million increase in Cost of customer agreements and incentives was primarily due to the increase in solar energy systems added to our fleet upon the acquisition of Vivint Solar in October 2020, as well as new systems placed in service in the period from July 1, 2020 through June 30, 2021, plus a full six months of costs recognized in 2021 for systems placed in service in the six months of 2020 versus only a partial amount of such expenses related to the period in which the assets were in service in 2020. Additionally, there was an increase of $64.0 million related to depreciation expense on solar fixed assets recorded in the initial purchase accounting for the acquisition.
The cost of Customer Agreements and incentives increased to 86% of revenue from customer agreements and incentives during the six months ended June 30, 2021, from 79% during the six months ended June 30, 2020. The increase was impacted by the acquisition of Vivint Solar, which had negative gross margins due to seasonality during the winter months at the beginning of the year when solar production is lower, as well as the increase in depreciation expense related to the step up in solar systems fair value upon the acquisition of Vivint Solar discussed above.
Cost of Solar Energy Systems and Product Sales. The $130.3 million increase in Cost of solar energy systems and product sales was due to the corresponding net increase in the solar energy systems and product sales discussed above.
Sales and Marketing Expense. The $130.7 million increase in Sales and marketing expense was attributable to increases in headcount, which were primarily driven by the acquisition of Vivint Solar in October 2020, resulting in higher employee compensation. Additionally, we spent more in costs to acquire customers through our sales lead generating partners in the first six months of 2021 compared to the prior year period. Partially offsetting these increases in Sales and marketing expense is a decrease in costs related to retail lead generating partners, as well as a decrease of $7.7 million in non-recurring and restructuring costs incurred during the six months ended June 30, 2021. Included in sales and marketing expense is $9.6 million and $6.9 million of amortization of costs to obtain Customer Agreements for the six months ended June 30, 2021 and 2020, respectively.
Research and Development Expense. The $2.0 million increase in Research and development expense was primarily attributable to the acquisition of Vivint Solar, resulting in an increase in headcount driving higher employee compensation costs, consulting costs and $0.2 million of nonrecurring acquisition related costs.
General and Administrative Expense. The $78.7 million increase in General and administrative expenses was primarily attributable to the acquisition of Vivint Solar, resulting in an increase in headcount driving higher employee compensation and consulting costs, partially offset by a decrease of $5.6 million in nonrecurring (primarily acquisition-related) costs during the six months ended June 30, 2021.

Non-Operating Expenses

	Six Months Ended June 30,		Change
	2021	2020	$	%

	(in thousands)
Interest expense, net	$(149,269)	$(100,645)	$(48,624)	48%
Other income (expenses), net	$22,794	$(98)	$22,892	(23,359)%

Interest Expense, net. The increase in Interest expense, net of $48.6 million included $45.5 million of interest expense associated with the debt acquired with Vivint Solar. The remaining increase is primarily related to additional non-recourse debt entered into subsequent to June 30, 2020. Included in net interest expense is $12.9 million and $12.3 million of non-cash interest recognized under Customer Agreements that have a significant financing component for the six months ended June 30, 2021 and 2020, respectively.

Other Income (expenses), net. The increase in other income of $22.9 million relates primarily to gains on derivatives recognized in the six months ended June 30, 2021, with no such comparable activity in the six months ended June 30, 2020.
Income Tax Expense (Benefit)

	Six Months Ended June 30,		Change
	2021	2020	$	%

	(in thousands)
Income tax benefit	$(29,038)	$(3,131)	$(25,907)	827%

The increase in income tax benefit of $25.9 million primarily relates to an increase in tax benefit related to a higher pre-tax loss and an increase in stock compensation deductions that was offset by an increase in noncontrolling interest and redeemable noncontrolling interests.
Net Loss Attributable to Noncontrolling Interests and Redeemable Noncontrolling Interests

	Six Months Ended June 30,		Change
	2021	2020	$	%

	(in thousands)
Net loss attributable to noncontrolling interests and redeemable noncontrolling interests	$(352,698)	$(202,577)	$(150,121)	74%

Net loss attributable to noncontrolling interests and redeemable noncontrolling interests was primarily the result of an additional $71.4 million net loss related Vivint Solar's noncontrolling interests and redeemable noncontrolling interests, as well as an addition of five other new investment funds since June 30, 2020, for which the HLBV method used in determining the amount of net loss attributable to noncontrolling interests. Redeemable noncontrolling interests generally allocates more loss to the noncontrolling interest in the first several years after fund formation.

Liquidity and Capital Resources

As of June 30, 2021, we had cash of $679.6 million, which consisted of cash held in checking and savings accounts with financial institutions. We finance our operations mainly through a variety of financing fund arrangements that we have formed with fund investors, cash generated from our sources of revenue and borrowings from secured credit facilities arrangements with syndicates of banks and from secured, long-term non-recourse loan arrangements. In 2020, we received $595.0 million of new commitments on secured credit facilities arrangements with syndicates of banks and $1.3 billion of commitments from secured, long-term non-recourse loan arrangements. Our principal uses of cash are funding our business, including the costs of acquisition and installation of solar energy systems, satisfaction of our obligations under our debt instruments and other working capital requirements. As of June 30, 2021, we had outstanding borrowings of $217.3 million on our $250.0 million corporate bank line of credit maturing in April 2022. Additionally, we have purchase commitments, which have the ability to be canceled without significant penalties, with multiple suppliers to purchase $57.8 million of photovoltaic modules, inverters and batteries by the end of 2022. In January 2021, we issued $400.0 million of convertible senior notes with a maturity date of February 1, 2026, for net proceeds of approximately $389.0 million. Our business model requires substantial outside financing arrangements to grow the business and facilitate the deployment of additional solar energy systems. The solar energy systems that are operational are expected to generate a positive return rate over the term of the Customer Agreement, typically 20 or 25 years. However, in order to grow, we will continue to be dependent on financing from outside parties. If financing is not available to us on acceptable terms if and when needed, we may be required to reduce planned spending, which could have a material adverse effect on our operations. While there can be no assurances, we anticipate raising additional required capital from new and existing investors. We believe our cash, investment fund commitments and available borrowings as further described below will be sufficient to meet our anticipated cash needs for at least the next 12 months. The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
	2021	2020

	(in thousands)
Consolidated cash flow data:
Net cash used in operating activities	$(355,764)	$(152,253)
Net cash used in investing activities	(757,051)	(364,417)
Net cash provided by financing activities	1,262,210	507,673
Net change in cash and restricted cash	$149,395	$(8,997)
Operating Activities
During the six months ended June 30, 2021, we used $355.8 million in net cash from operating activities. The driver of our operating cash outflow consists of the cost of our revenue, as well as sales, marketing and general and administrative costs. During the six months ended June 30, 2021, our operating cash outflows were $147.6 million from our net loss excluding non-cash and non-operating items. Changes in working capital resulted in a net cash outflow of $208.2 million.

During the six months ended June 30, 2020, we used $152.3 million in net cash from operating activities. The driver of our operating cash inflow consists of the costs of our revenue, as well as sales, marketing and general and administrative costs. During the six months ended June 30, 2020, our operating cash outflows were $102.1 million from our net loss excluding non-cash and non-operating items. Changes in working capital resulted in a net cash inflow of $50.2 million.
Investing Activities
During the six months ended June 30, 2021, we used $757.1 million in cash in investing activities. The majority was used to design, acquire and install solar energy systems and components under our long-term Customer Agreements.
During the six months ended June 30, 2020, we used $364.4 million in cash in investing activities. The majority was used to design, acquire and install solar energy systems and components under our long-term Customer Agreements.
Financing Activities
During the six months ended June 30, 2021, we generated $1,262.2 million from financing activities. This was primarily driven by $487.4 million in net proceeds from fund investors and $762.0 million in net proceeds from debt, offset by $6.1 million in repayments under finance lease obligations.

During the six months ended June 30, 2020, we generated $507.7 million from financing activities. This was primarily driven by $338.7 million in net proceeds from fund investors and $156.9 million in net proceeds from debt, offset by $5.5 million in repayments under finance lease obligations.

Debt and Investing Fund Commitments
As of June 30, 2021, we had committed and available capital of approximately $650.6 million that may only be used to purchase and install solar energy systems. We intend to establish new investment funds in the future, and we may also use debt, equity or other financing strategies to finance our business. For a discussion of the terms and conditions of debt instruments and changes thereof in the period, refer to Note 8, Indebtedness, to our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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
On January 28, 2021, we entered into an Indenture (the “Indenture”) with Wells Fargo Bank, National Association, as trustee (the “Trustee”), pursuant to which we issued $400.0 million aggregate principal amount of Notes. The Notes will not bear regular interest, and the principal amount of the notes will not accrete. The Notes may bear special interest under specified circumstances relating to our failure to comply with our reporting obligations under the Indenture or if the Notes are not freely tradable as required by the Indenture. The Notes will mature on February 1, 2026, unless earlier repurchased by us, redeemed by us or converted pursuant to their terms.
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
In connection with that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective and designed to provide reasonable assurance that the information required to be disclosed is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms as of June 30, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15I and 15d-15I under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
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

The COVID-19 pandemic has had an unprecedented impact on the U.S. economy and has impacted our business and created significant uncertainties for our industry and the economy in general. As COVID-19 continues to spread and impact the country, effects such as the widespread growth in infections, travel restrictions, quarantines, return-to-work restrictions, government regulations, and site closures have impacted and may continue to impact our ability to staff sales and operations centers and install and maintain solar energy systems in the field, as well as direct-to-home sales activities of our Vivint Solar business. The rise of increasingly infectious strains of COVID-19, such as the Delta variant, have added additional challenges and unpredictability that may result in workforce constraints, delays, and additional costs, particularly in regions experiencing significant outbreaks.

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

We are further responding by taking steps to mitigate the potential risks to us posed by the spread of COVID-19. For example, we are taking extra precautions to safeguard our employees who work in the field and for employees who continue to work in our facilities, including implementing social distancing policies, and have implemented work-from-home policies where appropriate. We have also implemented several protocols aimed at safeguarding customers. Because we provide a critical service to our customers, we believe that we must take steps aimed at keeping our employees and customers safe and minimizing unnecessary risk of exposure to the virus. Even with the mitigation strategies we have employed, we may not be successful in limiting the spread of COVID-19 among our employees or our customers, which could damage our reputation among our employee base and among our customers and materially and adversely impact our business and damage our reputation.

In an effort to curtail the spread of the disease, various state and local jurisdictions adopted executive orders, shelter-in-place orders, quarantines, and similar government orders and restrictions on the operations of many businesses and industries. In many such jurisdictions, we have been deemed an essential service, allowing us to continue our installation and field service operations. However, in 2020, certain jurisdictions temporarily enacted restrictions that prevented our field sales and installations. Following our acquisition of Vivint Solar, the impact of these and any additional restrictive orders could have an additional material adverse impact on our business given the importance of the direct-to-home sales model used by Vivint Solar.

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

COVID-19 has caused disruptions to the supply chain across the global economy, including within the solar industry, and we are working with our equipment suppliers to minimize disruptions to our operations. Certain suppliers have experienced, and may continue to experience, delays related to a variety of factors, including logistical delays, component shortages from upstream vendors, and COVID-related factory shutdowns. We continue to monitor the situation closely and are working closely with our solar partners and suppliers to develop contingency plans for potential operations and supply chain interruptions.

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

For example, we and our solar partners purchase a significant portion of the solar panels used in our solar service offerings from overseas manufacturers. In January 2018, in response to a petition filed under Section 201 of the Trade Act of 1974, President Trump imposed four-year tariffs on imported solar modules and imported solar cells not assembled into other products (the “Section 201 Module Tariffs”) that apply to all imports above a 2.5 gigawatts (GW) annual threshold. The Section 201 Module Tariffs were 30% in 2018 and stepped down by 5% annually in the second and third years, and were scheduled to step down 5% in the fourth year. However, in October 2020, President Trump issued a proclamation increasing the tariff from 15% to 18% for the fourth and final year of the original Sec. 201 proclamation imposing the tariffs. While the tariffs are currently set to expire in February 2022, the Biden Administration could decide to extend them.

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

Utilities could also offer other value-added products or services that could help them compete with us even if the cost of electricity they offer is higher than ours. In addition, a majority of utilities’ sources of electricity are non-solar, which may allow utilities to sell electricity more cheaply than we can. Moreover, regulated utilities are increasingly seeking approval to “rate-base” their own residential solar and storage businesses. Rate-basing means that utilities would receive guaranteed rates of return for their solar and storage businesses. This is already commonplace for utility-scale solar projects and commercial solar projects. While few utilities to date have received regulatory permission to rate-base residential solar or storage, our competitiveness would be significantly harmed should more utilities receive such permission because we do not receive guaranteed profits for our solar service offerings.

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

The third-party ownership structure, which we bring to market through our solar service offerings, continues to be the predominant form of system ownership in the residential solar market in many states. However, with the development of new loan financing products, we have seen a modest shift from leasing and power purchase arrangements to outright purchases of the solar energy system by the customer (i.e., a customer purchases the solar energy system outright instead of leasing the system or buying power from us). Continued increases in third-party loan financing products and outright purchases could result in the demand for long-term Customer Agreements to decline, which would require us to shift our product focus to respond to the market trend and could have an adverse effect on our business. The majority of our customers have historically chosen our solar service offerings as opposed to buying a solar energy system outright. Our financial model is impacted by the volume of customers who choose our solar service offerings, and an increase in the number of customers who choose to purchase solar energy systems (whether for cash or through third-party financing) may harm our business and financial results.

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

As of June 30, 2021, a substantial majority of states have adopted net metering policies. Net metering policies are designed to allow homeowners to serve their own energy load using on-site generation. Electricity that is generated by a solar energy system and consumed on-site avoids a retail energy purchase from the applicable utility, and excess electricity that is exported back to the electric grid generates a retail credit within a homeowner’s monthly billing period. At the end of the monthly billing period, if the homeowner has generated excess electricity within that month, the homeowner typically carries forward a credit for any excess electricity to be offset against future utility energy purchases. At the end of an annual billing period or calendar year, utilities either continue to carry forward a credit, or reconcile the homeowner’s final annual or calendar year bill using different rates (including zero credit) for the exported electricity.

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

In addition, in early 2016 we ceased new installations in Nevada in response to the elimination of net metering by the Public Utilities Commission of Nevada (“PUCN”). However, in September 2016, the PUCN issued an order making customers eligible for the prior net metering rules if they had installed a solar energy system or had submitted a net metering application prior to December 31, 2015. Furthermore, in June 2017, Nevada enacted legislation, AB 405, that restores net metering at a reduced credit and guarantees new customers receive the net metering rate in effect at the time they applied for interconnection for 20 years. As another example, in December 2016, the Arizona Corporation Commission (“ACC”) issued a decision to eliminate net metering for new solar customers and replace it with a net-feed in tariff (a fixed export rate). In 2019 Connecticut extended net metering through the end of 2021, after which two successor tariffs will take effect. On February 10, 2021 the Public Utilities Regulatory Authority issued an order creating the successor tariffs which will initially provide a net metering-equivalent value but in the future may be reduced on an annual basis as determined through a rate setting process. In November 2017, the Utah Public Service Commission (“Utah PSC”) approved a settlement between the solar industry and Rocky Mountain Power, the main investor-owned utility in Utah. The agreement reduced the compensation customers receive for power exported to the grid by about 10% below the retail rate. The Utah PSC then initiated a case to quantify the value of power exported from behind-the-meter solar energy systems. In December 2020, after a three-year case, the Utah PSC established a new compensation rate at roughly 45% below the average retail rate.

Some states set limits on the total percentage of a utility’s customers that can adopt net metering. For example, South Carolina had a net metering cap that was eliminated in May 2019 when South Carolina enacted the Energy Freedom Act. The new law allows for regulatory review of net metering after two years, with changes to rate design to occur in June 2021. While South Carolina stakeholders and Duke Energy have reached a settlement in South Carolina, and the state’s Public Service Commission has approved a portion of the proposal, with the final adoption pending. Conversely, Dominion filed an anti-net energy metering plan that we opposed, and the PSC rejected Dominion’s proposal on May 26, 2021. Illinois has a threshold that triggers a commission process to determine what valuation of solar comes after net metering rate design. New Jersey currently has no net metering cap; however, it has a threshold that triggers commission review of its net metering policy. These policies could be subject to change in the future, and other states we serve now or in the future may adopt net metering caps. If the net metering caps in these jurisdictions are reached without an extension of net metering policies, homeowners in those jurisdictions will not have access to the economic value proposition net metering provides. Our ability to sell our solar service offerings may be adversely impacted by the failure to extend existing limits to net metering or the elimination of currently existing net metering policies. The failure to adopt a net metering policy where it currently is not in place would pose a barrier to entry in those states. Additionally, the imposition of charges that only or disproportionately impact homeowners that have solar energy systems, or the introduction of rate designs mentioned above, would adversely impact our business.

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

Similarly, there is a limited number of suppliers of batteries. Once we design a system for use with a particular battery, if that type of battery is not readily available from our supplier, we may incur delays and additional expenses to install the system or be forced to redesign the system. Global demand has increased for lithium-ion battery cells, which may cause challenges for our battery suppliers, including delays or price volatility. Any such delays or reduced availability of battery cells (or other component materials) may impact our sales and operating results. Further, these risks may increase as market demand for our solar and storage offering grows.

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

In addition, our supply chain and operations (or those of our partners) could be subject to events beyond our control, such as earthquakes, wildfires, flooding, hurricanes, tsunamis, typhoons, volcanic eruptions, droughts, tornadoes, the effects of climate change and related extreme weather, public health issues and pandemics, war, terrorism, government restrictions or limitations on trade, and geo-political unrest and uncertainties. For example, COVID-19 has caused disruptions to the supply chain across the global economy, including within the solar industry, and we are working with our equipment suppliers to minimize disruptions to our operations. The extent to which the COVID-19 pandemic may impact our supply chain and operations is uncertain. The extent of the impact of the COVID-19 pandemic on our business and operations will depend on several factors, such as the duration, severity, and geographic spread of the outbreak and the impact of variants. In addition, human rights issues in foreign countries and the U.S. government response to them could disrupt our supply chain and operations. For example, allegations regarding forced labor in China and U.S. regulations to prohibit the importation of any goods derived from forced labor could affect our supply chain and operations.

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

We typically bear the risk of loss and are generally obligated to cover the cost of maintenance, repair and removal for any solar energy system that we sell or lease to our investment funds. At the time we sell or lease a solar energy system to an investment fund, we enter into a maintenance services agreement where we agree to operate and maintain the system for a fixed fee that is calculated to cover our future expected maintenance costs. If our solar energy systems require an above-average amount of repairs or if the cost of repairing systems were higher than our estimate, we would need to perform such repairs without additional compensation. If our solar energy systems, more than 40% of which were located in California as of June 30, 2021, are damaged as the result of a natural disaster beyond our control, losses could exceed or be excluded from, our insurance policy limits, and we could incur unforeseen costs that could harm our business and financial condition. We may also incur significant costs for taking other actions in preparation for, or in reaction to, such events. We purchase property insurance with industry standard coverage and limits approved by an investor’s third-party insurance advisors to hedge against such risk, but such coverage may not cover our losses.

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

As of June 30, 2021, more than 40% of our customers were in California, and we expect many of our future installations to be in California, which could further concentrate our customer base and operational infrastructure. Accordingly, our business and results of operations are particularly susceptible to adverse economic, regulatory, political, weather and other conditions in this market, including the impacts of the COVID-19 pandemic, and in other markets that may become similarly concentrated, in particular the east coast, where we have seen significant growth recently.

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

Our Customer Agreements are typically for 20 or 25 years and require the customer to make monthly payments to us. Accordingly, we are subject to the credit risk of customers. As of June 30, 2021, the average FICO score of our customers under a Customer Agreement with a monthly payment schedule remained at or above 740, which is generally categorized as a “Very Good” credit profile by the Fair Isaac Corporation. However, this may decline to the extent FICO score requirements under future investment funds are relaxed. While customer defaults have been immaterial to date, we expect that the risk of customer defaults may increase as we grow our business.

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

Regulators may limit the type of electricians qualified to install and service our solar and storage systems in California, which may result in workforce shortages, operational delays, and increased costs.

On July 27, 2021, the California Contractors State License Board (CSLB) decided that, effective October 25, 2021, only electricians with a certain license (C-10) will be eligible to install energy storage systems in California (the “CSLB Decision”). This represents a deviation from the CSLB’s long standing policy of allowing electrical workers operating under a different license (C-46) to install and service energy storage systems. (The CSLB Decision would not restrict C-46 certified workers from installing solar-only systems that do not include a battery storage system.) The CSLB Decision also requires that storage projects now requiring a C-10 license include “certified electricians” on-site.

While our workforce includes workers operating under both C-10 and C-46 licenses in California, there are a limited number of C-10 certified electricians in the state, which may result in workforce shortages, operational delays, and increased costs if the CSLB Decision stands. Obtaining a C-10 license can be an extended process, and the timing and cost of having a large number of our C-46 licensed electricians seek such additional qualification is unclear.

A significant portion of our customer base is in California, and as the state deals with growing wildfire risk and grid instability, an increasing number of our customers are choosing our solar and storage offerings. If we are unable to hire, develop and retain sufficient certified electricians, our growth of solar and storage customers in California may be significantly constrained, which would negatively impact our operating results.

It is anticipated that the California Solar and Storage Association (CALSSA) will seek to appeal or delay the CSLB Decision; however, such challenges may be unsuccessful. Our workforce has led the industry in safely installing solar and storage systems for tens of thousands of customers across the country, and we intend to work with regulators, industry partners, and stakeholders to grow the solar and storage market throughout California.

The loss of one or more members of our senior management or key employees may adversely affect our ability to implement our strategy.

We depend on our experienced management team, and the loss of one or more key executives could have a negative impact on our business. On August 5, 2021, we announced that Ms. Jurich will be transitioning from her role as our Chief Executive Officer to the role of Co-Executive Chair and that Mary Powell will become our new Chief Executive Officer effective as of August 31, 2021. Our future success depends in part on successfully transitioning Ms. Powell into her new role. With any change in leadership, there is a risk to organizational effectiveness and employee retention as well as the potential for disruption to our business. None of our key executives or our key employees are bound by employment agreements for any specific term, and we may be unable to replace key members of our management team and key employees in the event we lose their services. Integrating new employees into our management team could prove disruptive to our operations, require substantial resources and management attention and ultimately prove unsuccessful. An inability to attract and retain sufficient managerial personnel who have critical industry experience and relationships could limit or delay our strategic efforts, which could have a material adverse effect on our business, financial condition, and results of operations.

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

We have purchased insurance policies insuring us and related parties for additional taxes owed in respect of lost Commercial ITCs, gross-up costs and expenses incurred in defending the types of claims described above. However, these policies only cover certain investment funds and have negotiated exclusions from, and limitations to, coverage and therefore may not cover us for all such lost Commercial ITCs, taxes, costs and expenses.

One of our investment funds covered by our 2018 insurance policy is currently being audited by the IRS in an audit involving a review of the fair market value determination of our solar energy systems. If this audit results in an adverse determination, we may be subject to an indemnity obligation to our investor, which may result in certain out-of-pocket costs and increased insurance premiums in the future. The IRS audit is still ongoing, and we are unable to determine the potential tax liabilities, if any, at this time.

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

Each of our executive officers, directors and each of our stockholders who beneficially own 5% or more of our outstanding common stock and their affiliates, in the aggregate, beneficially own approximately 39.2% of the outstanding shares of our common stock, based on the number of shares outstanding as of June 30, 2021. As a result, these stockholders, if acting together, will be able to influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. They may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentrated control may have the effect of delaying or preventing a change in control of our company, could deprive our stockholders of an opportunity to receive a premium for their capital stock and might ultimately affect the market price of our common stock.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sales of Equity Securities
During the three months ended June 30, 2021, we issued warrants exercisable for up to 373,504 shares of our common stock to certain strategic partners, calculated using the closing stock price of $55.78 on June 30, 2021. The shares underlying the warrants will vest upon certain time- and performance-based criteria as set forth in the warrants. The exercise price of the warrants is $0.01 per share, and no exercises occurred during the quarter ended June 30, 2021.

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

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.1	Sunrun-VSI 2014 Equity Incentive Plan, and the forms thereunder					X

10.2¥
Credit Agreement, dated as of April 20, 2021, among Sunrun Luna Portfolio 2021, LLC, Credit Suisse AG, New York Branch (as administrative agent), Wells Fargo Bank, National Association (as collateral agent and as paying agent) and each of the lenders and funding agents identified on the signature pages thereto
X

10.3¥
Amendment to the Credit Agreement, dated as of May 5, 20201, among Sunrun Luna Portfolio 2021, LLC, Credit Suisse AG, New York Branch (as administrative agent) and each of the lenders and funding agents identified on the signature pages thereto
X

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

SUNRUN INC.

Date: August 5, 2021	By:	/s/ Lynn Jurich
Lynn Jurich
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Tom vonReichbauer
Tom vonReichbauer
Chief Financial Officer
(Principal Financial Officer)