Form 10-Q
period 2021-09-30
Sunrun Inc.
filed 2021-11-04
CIK 1469367

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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

As of November 1, 2021, the number of shares of the registrant’s common stock outstanding was 207,004,907.

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

•the calculation of certain of our key financial and operating metrics and accounting policies; and

•our ability to capitalize on the market opportunities created by the electrification of the U.S. economy with renewable energy.

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

•Regulations may limit the type of electricians qualified to install and service our solar and battery systems in California, which may result in workforce shortages, operational delays, and increased costs.
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

Sunrun Inc.
Consolidated Balance Sheets
(In Thousands, Except Share Par Values)
(Unaudited)

	September 30, 2021	December 31, 2020
Assets
Current assets:
Cash	$717,593	$519,965
Restricted cash	223,380	188,095
Accounts receivable (net of allowances for credit losses of $11,349 and $4,861 as of September 30, 2021 and December 31, 2020, respectively)	177,826	95,141
Inventories	444,519	283,045
Prepaid expenses and other current assets	31,342	51,483
Total current assets	1,594,660	1,137,729
Restricted cash	148	148
Solar energy systems, net	9,126,451	8,202,788
Property and equipment, net	60,659	62,182
Intangible assets, net	14,233	18,262
Goodwill	4,280,169	4,280,169
Other assets	1,013,349	681,665
Total assets (1)	$16,089,669	$14,382,943
Liabilities and total equity
Current liabilities:
Accounts payable	$347,068	$207,441
Distributions payable to noncontrolling interests and redeemable noncontrolling interests	33,350	28,627
Accrued expenses and other liabilities	364,481	325,614
Deferred revenue, current portion	109,162	108,452
Deferred grants, current portion	8,302	8,251
Finance lease obligations, current portion	11,163	11,037
Line of credit	209,284	—
Non-recourse debt, current portion	193,834	195,036
Pass-through financing obligation, current portion	6,982	16,898
Total current liabilities	1,283,626	901,356
Deferred revenue, net of current portion	739,356	690,824
Deferred grants, net of current portion	205,684	213,269
Finance lease obligations, net of current portion	12,409	12,929
Line of credit	—	230,660
Convertible senior notes	390,049	—
Non-recourse debt, net of current portion	5,343,639	4,370,449
Pass-through financing obligation, net of current portion	316,905	323,496
Other liabilities	188,784	268,684
Deferred tax liabilities	70,807	81,905
Total liabilities (1)	8,551,259	7,093,572
Commitments and contingencies (Note 15)
Redeemable noncontrolling interests	596,901	560,461
Stockholders’ equity:
Preferred stock, $0.0001 par value—authorized, 200,000 shares as of September 30, 2021 and December 31, 2020; no shares issued and outstanding as of September 30, 2021 and December 31, 2020	—	—
Common stock, $0.0001 par value—authorized, 2,000,000 shares as of September 30, 2021 and December 31, 2020; issued and outstanding, 206,887 and 201,406 shares as of September 30, 2021 and December 31, 2020, respectively	21	20
Additional paid-in capital	6,264,830	6,107,802
Accumulated other comprehensive loss	(77,681)	(106,755)
Retained earnings	35,940	76,844
Total stockholders’ equity	6,223,110	6,077,911
Noncontrolling interests	718,399	650,999
Total equity	6,941,509	6,728,910
Total liabilities, redeemable noncontrolling interests and total equity	$16,089,669	$14,382,943

1)The Company’s consolidated assets as of September 30, 2021 and December 31, 2020 include $7,883,232 and $7,190,866, respectively, in assets of variable interest entities (“VIEs”) that can only be used to settle obligations of the VIEs. These assets include solar energy systems, net, as of September 30, 2021 and December 31, 2020 of $7,252,540 and $6,748,127, respectively; cash as of September 30, 2021 and December 31, 2020 of $311,416 and $219,502, respectively; restricted cash as of September 30, 2021 and December 31, 2020 of $48,293 and $34,559, respectively; accounts receivable, net as of September 30, 2021 and December 31, 2020 of $58,102 and $35,152, respectively; inventories as of September 30, 2021 and December 31, 2020 of $50,226 and 23,306, respectively; prepaid expenses and other current assets as of September 30, 2021 and December 31, 2020 of $2,607 and $2,629, respectively; and other assets as of September 30, 2021 and December 31, 2020 of $160,048 and $127,591, respectively. The Company’s consolidated liabilities as of September 30, 2021 and December 31, 2020 include $2,100,425 and $1,857,967, respectively, in liabilities of VIEs whose creditors have no recourse to the Company. These liabilities include accounts payable as of September 30, 2021 and December 31, 2020 of $28,824 and $15,609, respectively; distributions payable to noncontrolling interests and redeemable noncontrolling interests as of September 30, 2021 and December 31, 2020 of $33,350 and $28,577, respectively; accrued expenses and other current liabilities as of September 30, 2021 and December 31, 2020 of $28,723 and $24,660, respectively; deferred revenue as of September 30, 2021 and December 31, 2020 of $508,942 and $538,067, respectively; deferred grants as of September 30, 2021 and December 31, 2020 of $25,944 and $26,898, respectively; non-recourse debt as of September 30, 2021 and December 31, 2020 of $1,449,165 and $1,192,411, respectively; and other liabilities as of September 30, 2021 and December 31, 2020 of $25,477 and $31,745, respectively.
The accompanying notes are an integral part of these consolidated financial statements.

Sunrun Inc.
Consolidated Statements of Operations
(In Thousands, Except Per Share Amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue:
Customer agreements and incentives	$231,869	$114,485	$625,939	$319,704
Solar energy systems and product sales	206,896	95,275	548,786	282,081
Total revenue	438,765	209,760	1,174,725	601,785
Operating expenses:
Cost of customer agreements and incentives	174,457	77,350	512,073	239,049
Cost of solar energy systems and product sales	172,538	75,679	458,208	231,023
Sales and marketing	171,462	70,720	442,174	210,691
Research and development	5,602	5,205	16,624	14,222
General and administrative	51,290	41,829	199,836	111,659
Amortization of intangible assets	1,341	1,167	4,029	3,817
Total operating expenses	576,690	271,950	1,632,944	810,461
Loss from operations	(137,925)	(62,190)	(458,219)	(208,676)
Interest expense, net	(89,096)	(51,368)	(238,365)	(152,013)
Other (expenses) income, net	(4,332)	864	18,462	766
Loss before income taxes	(231,353)	(112,694)	(678,122)	(359,923)
Income tax benefit (expense)	9,980	(27,293)	(19,058)	(30,424)
Net loss	(241,333)	(85,401)	(659,064)	(329,499)
Net loss attributable to noncontrolling interests and redeemable noncontrolling interests	(265,462)	(122,848)	(618,160)	(325,425)
Net income (loss) attributable to common stockholders	$24,129	$37,447	$(40,904)	$(4,074)
Net income (loss) per share attributable to common stockholders
Basic	$0.12	$0.30	$(0.20)	$(0.03)
Diluted	$0.11	$0.28	$(0.20)	$(0.03)
Weighted average shares used to compute net income (loss) per share attributable to common stockholders
Basic	206,103	125,003	204,355	121,813
Diluted	213,016	134,548	204,355	121,813

The accompanying notes are an integral part of these consolidated financial statements.

Sunrun Inc.
Consolidated Statements of Comprehensive Loss
(In Thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income (loss) attributable to common stockholders	$24,129	$37,447	$(40,904)	$(4,074)
Unrealized (loss) gain on derivatives, net of income taxes	(968)	(335)	17,620	(75,510)
Adjustment for net loss on derivatives recognized into earnings, net of income taxes	4,731	4,579	11,454	5,243
Other comprehensive income (loss)	3,763	4,244	29,074	(70,267)
Comprehensive income (loss)	$27,892	$41,691	$(11,830)	$(74,341)

Sunrun Inc.
Consolidated Statements of Redeemable Noncontrolling Interests and Equity
Three Months Ended September 30, 2021 and 2020
(In Thousands)
(Unaudited)

	Three Months Ended September 30, 2021
	Redeemable Noncontrolling Interests	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders' Equity	Noncontrolling Interests	Total Equity
		Shares	Amount
Balance at June 30, 2021	$599,313	205,374	$21	$6,226,069	$(81,444)	$11,811	$6,156,457	$736,336	$6,892,793
Exercise of stock options	—	483	—	4,343	—	—	4,343	—	4,343
Issuance of restricted stock units	—	1,030	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	41,980	—	—	41,980	—	41,980
Contributions from noncontrolling interests and redeemable noncontrolling interests	90,000	—	—	—	—	—	—	234,342	234,342
Distributions to noncontrolling interests and redeemable noncontrolling interests	(15,104)	—	—	—	—	—	—	(37,124)	(37,124)
Net loss	(58,453)	—	—	—	—	24,129	24,129	(207,009)	(182,880)
Acquisition of noncontrolling interests	(18,855)	—	—	(7,562)	—	—	(7,562)	(8,146)	(15,708)
Other comprehensive loss, net of taxes	—	—	—	—	3,763	—	3,763	—	3,763
Balance at September 30, 2021	$596,901	206,887	$21	$6,264,830	$(77,681)	$35,940	$6,223,110	$718,399	$6,941,509

	Three Months Ended September 30, 2020
	Redeemable Noncontrolling Interests	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders' Equity	Noncontrolling Interests	Total Equity
		Shares	Amount
Balance at June 30, 2020	$450,682	122,307	$12	$806,702	$(127,264)	$208,717	$888,167	$353,338	$1,241,505
Exercise of stock options	—	2,791	—	20,469	—	—	20,469	—	20,469
Issuance of restricted stock units, net of tax withholdings	—	379	1	—	—	—	1		1
Stock-based compensation	—	—	—	8,217	—	—	8,217		8,217
Contributions from noncontrolling interests and redeemable noncontrolling interests	151,906	—	—	—	—	—	—	85,000	85,000
Distributions to noncontrolling interests and redeemable noncontrolling interests	(10,082)	—	—	—	—	—	—	(12,940)	(12,940)
Net (loss) income	(84,445)	—	—	—	—	37,447	37,447	(38,403)	(956)
Shares issued in connection with a subscription agreement	—	2,075	—	75,000	—	—	75,000	—	75,000
Other comprehensive income, net of taxes	—	—	—	—	4,244	—	4,244	—	4,244
Balance at September 30, 2020	$508,061	127,552	$13	$910,388	$(123,020)	$246,164	$1,033,545	$386,995	$1,420,540

Sunrun Inc.
Consolidated Statements of Redeemable Noncontrolling Interests and Equity
Nine Months Ended September 30, 2021 and 2020
(In Thousands)
(Unaudited)

	Nine Months Ended September 30, 2021
	Redeemable Noncontrolling Interests	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders' Equity	Noncontrolling Interests	Total Equity
		Shares	Amount
Balance at December 31, 2020	$560,461	201,406	$20	$6,107,802	$(106,755)	$76,844	$6,077,911	$650,999	$6,728,910
Exercise of stock options	—	1,832	—	16,587	—	—	16,587	—	16,587
Issuance of restricted stock units	—	3,206	1	—	—	—	1	—	1
Shares issued in connection with the Employee Stock Purchase Plan	—	443	—	6,761	—	—	6,761	—	6,761
Stock-based compensation	—	—	—	168,970	—	—	168,970	—	168,970
Contributions from noncontrolling interests and redeemable noncontrolling interests	157,127	—	—	—	—	—	—	743,205	743,205
Distributions to noncontrolling interests and redeemable noncontrolling interests	(47,318)	—	—	—	—	—	—	(99,441)	(99,441)
Net income (loss)	(49,942)	—	—	—	—	(40,904)	(40,904)	(568,218)	(609,122)
Capped call transaction	—	—	—	(28,000)	—	—	(28,000)	—	(28,000)
Acquisition of noncontrolling interests	(23,427)	—	—	(7,290)	—	—	(7,290)	(8,146)	(15,436)
Other comprehensive income, net of taxes	—	—	—	—	29,074	—	29,074	—	29,074
Balance at September 30, 2021	$596,901	206,887	$21	$6,264,830	$(77,681)	$35,940	$6,223,110	$718,399	$6,941,509

	Nine Months Ended September 30, 2020
	Redeemable Noncontrolling Interests	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders' Equity	Noncontrolling Interests	Total Equity
		Shares	Amount
Balance at December 31,2019	$306,565	118,451	$12	$766,006	$(52,753)	$251,466	$964,731	$366,701	$1,331,432
Cumulative effect of adoption of new ASU (No. 2016-13)	—	—	—	—	—	(1,228)	(1,228)	—	(1,228)
Exercise of stock options	—	4,188	—	29,127	—	—	29,127	—	29,127
Issuance of restricted stock units, net of tax withholdings	—	2,509	1	(1,026)	—	—	(1,025)	—	(1,025)
Shares issued in connection with the Employee Stock Purchase Plan	—	329	—	3,737	—	—	3,737	—	3,737
Stock-based compensation	—	—	—	37,544	—	—	37,544	—	37,544
Contributions from noncontrolling interests and redeemable noncontrolling interests	471,858	—	—	—	—	—	—	139,997	139,997
Distributions to noncontrolling interests and redeemable noncontrolling interests	(25,179)	—	—	—	—	—	—	(39,461)	(39,461)
Net loss	(245,183)	—	—	—	—	(4,074)	(4,074)	(80,242)	(84,316)
Shares issued in connection with a subscription agreement	—	2,075	—	75,000	—	—	75,000	—	75,000
Other comprehensive loss, net of taxes	—	—	—	—	(70,267)	—	(70,267)	—	(70,267)
Balance at September 30, 2020	$508,061	127,552	$13	$910,388	$(123,020)	$246,164	$1,033,545	$386,995	$1,420,540

Sunrun Inc.
Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Nine Months Ended September 30,
	2021	2020
Operating activities:
Net loss	$(659,064)	$(329,499)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization, net of amortization of deferred grants	286,001	156,257
Deferred income taxes	(18,709)	(30,424)
Stock-based compensation expense	160,754	37,544
Interest on pass-through financing obligations	16,288	17,480
Reduction in pass-through financing obligations	(32,160)	(28,907)
Other noncash items	38,656	31,247
Changes in operating assets and liabilities:
Accounts receivable	(90,170)	2,727
Inventories	(161,474)	82,604
Prepaid and other assets	(273,948)	(37,958)
Accounts payable	120,412	(57,513)
Accrued expenses and other liabilities	27,953	(25,964)
Deferred revenue	49,632	15,647
Net cash used in operating activities	(535,829)	(166,759)
Investing activities:
Payments for the costs of solar energy systems	(1,186,330)	(619,012)
Purchase of equity method investment	—	(65,356)
Purchases of property and equipment, net	(11,640)	(2,384)
Net cash used in investing activities	(1,197,970)	(686,752)
Financing activities:
Proceeds from state tax credits, net of recapture	—	6,027
Proceeds from line of credit	526,980	126,950
Repayment of line of credit	(548,356)	(141,525)
Proceeds from issuance of convertible senior notes, net of capped call transaction	371,998	—
Proceeds from issuance of non-recourse debt	1,691,255	442,950
Repayment of non-recourse debt	(753,046)	(208,371)
Payment of debt fees	(42,757)	(8,353)
Proceeds from pass-through financing and other obligations	7,857	5,728
Early repayment of pass-through financing obligation	(18,050)	—
Payment of finance lease obligations	(9,243)	(7,763)
Contributions received from noncontrolling interests and redeemable noncontrolling interests	900,332	611,855
Distributions paid to noncontrolling interests and redeemable noncontrolling interests	(142,036)	(62,541)
Acquisition of noncontrolling interest	(41,572)	—
Net proceeds related to stock-based award activities	23,350	31,839
Proceeds from shares issued in connection with a subscription agreement	—	75,000
Net cash provided by financing activities	1,966,712	871,796

Net change in cash and restricted cash	232,913	18,285
Cash and restricted cash, beginning of period	708,208	363,229
Cash and restricted cash, end of period	$941,121	$381,514
Supplemental disclosures of cash flow information
Cash paid for interest	$169,737	$85,503
Cash paid for income taxes	$—	$—
Supplemental disclosures of noncash investing and financing activities
Purchases of solar energy systems and property and equipment included in accounts payable and accrued expenses	$56,818	$82,301
Right-of-use assets obtained in exchange for new finance lease liabilities	$9,424	$1,092
Portion of solar energy systems financed with seller financing, included within non-recourse debt	$37,000	$—

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
Revenue from external customers (including, but not limited to homeowners) for each group of similar products and services is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Customer agreements	$194,924	$102,213	$549,689	$294,991
Incentives	36,945	12,272	76,250	24,713
Customer agreements and incentives	231,869	114,485	625,939	319,704

Solar energy systems	127,936	52,238	307,408	168,094
Products	78,960	43,037	241,378	113,987
Solar energy systems and product sales	206,896	95,275	548,786	282,081
Total revenue	$438,765	$209,760	$1,174,725	$601,785

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

The following table provides a reconciliation of cash and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statement of cash flows. Cash and restricted cash consists of the following (in thousands):

	Nine Months Ended September 30,
	2021	2020
Beginning of period:
Cash	$519,965	$269,577
Restricted cash, current and long-term	188,243	93,652
Total	$708,208	$363,229

End of period:
Cash	$717,593	$276,052
Restricted cash, current and long-term	223,528	105,462
Total	$941,121	$381,514
Accounts Receivable
Accounts receivable consist of amounts due from customers, as well as state and utility rebates due from government agencies and utility companies. Under Customer Agreements, the customers typically assign incentive rebates to the Company.
Accounts receivable, net, consists of the following (in thousands):

	September 30, 2021	December 31, 2020
Customer receivables	$182,160	$97,723
Other receivables	2,495	710
Rebates receivable	4,520	1,569
Allowance for credit losses	(11,349)	(4,861)
Total	$177,826	$95,141
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

The opening balance of deferred revenue was $729.5 million as of December 31, 2019. Deferred revenue consists of the following (in thousands):

	September 30, 2021	December 31, 2020
Under Customer Agreements:
Payments received, net	$646,269	$614,906
Financing component balance	56,875	51,835
	703,144	666,741

Under SREC contracts:
Payments received, net	138,022	126,793
Financing component balance	7,352	5,742
	145,374	132,535

Total	$848,518	$799,276

In the three months ended September 30, 2021 and 2020, the Company recognized revenue of $24.6 million and $22.5 million, respectively, and in the nine months ended September 30, 2021 and 2020, the Company recognized revenue of $67.1 million and $60.2 million, respectively, from amounts included in deferred revenue at the beginning of the respective periods. Revenue allocated to remaining performance obligations represents contracted revenue that has not yet been recognized and includes deferred revenue as well as amounts that will be invoiced and recognized as revenue in future periods. Contracted but not yet recognized revenue was approximately $13.5 million as of September 30, 2021, of which the Company expects to recognize approximately 6% over the next 12 months. The annual recognition is not expected to vary significantly over the next 10 years as the vast majority of existing Customer Agreements have at least 10 years remaining, given that the average age of the Company's fleet of residential solar energy systems under Customer Agreements is less than five years due to the Company being formed in 2007 and having experienced significant growth in the last few years. The annual recognition on these existing contracts will gradually decline over the midpoint of the Customer Agreements over the following 10 years as the typical 20- or 25-year initial term expires on individual Customer Agreements.
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
Solar energy systems and product sales
For solar energy systems sold to customers, revenue is recognized when the solar energy system passes inspection by the authority having jurisdiction, which inspection generally occurs after installation but prior to PTO, at which time the Company has met the performance obligation in the contract. For solar energy system sales that include delivery obligations up until interconnection to the local power grid with permission to operate, the Company recognizes revenue at PTO. Certain solar energy systems sold to customers include fees for extended warranty and maintenance services. These fees are recognized over the life of the service agreement. The Company’s installation Projects are typically completed in less than twelve months.
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

Note 3. Fair Value Measurement
At September 30, 2021 and December 31, 2020, the carrying value of receivables, accounts payable, accrued expenses and distributions payable to noncontrolling interests approximates fair value due to their short-term nature and falls under the Level 2 hierarchy. The carrying values and fair values of debt instruments are as follows (in thousands):

	September 30, 2021		December 31, 2020
	Carrying Value	Fair Value	Carrying Value	Fair Value
Recourse debt	$599,333	$542,088	$230,660	$230,660
Senior debt	1,935,698	1,938,292	1,722,730	1,733,767
Subordinated debt	1,114,488	1,101,339	934,386	958,880
Securitization debt	2,487,287	2,549,224	1,908,369	2,012,283
Total	$6,136,806	$6,130,943	$4,796,145	$4,935,590
At September 30, 2021 and December 31, 2020, the fair value of certain recourse debt and certain senior, subordinated and securitization loans approximate their carrying values because their interest rates are variable rates that approximate rates currently available to the Company. At September 30, 2021 and December 31, 2020, the fair value of the Company’s other debt instruments are based on rates currently offered for debt with similar maturities and terms. The Company’s fair value of the debt instruments fell under the Level 2 hierarchy. These valuation approaches involve some level of management estimation and judgment, the degree of which is dependent on the price transparency for the instruments or market.

At September 30, 2021 and December 31, 2020, financial instruments measured at fair value on a recurring basis, based upon the fair value hierarchy, are as follows (in thousands):

	September 30, 2021
	Level 1	Level 2	Level 3	Total
Derivative assets:
Interest rate swaps	$—	$26,883	$—	$26,883
Total	$—	$26,883	$—	$26,883
Derivative liabilities:
Interest rate swaps	$—	$88,273	$—	$88,273
Total	$—	$88,273	$—	$88,273
Contingent consideration:
Contingent consideration	$—	$—	$1,653	$1,653
Total	$—	$—	$1,653	$1,653

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Derivative assets:
Interest rate swaps	$—	$5,218	$—	$5,218
Total	$—	$5,218	$—	$5,218
Derivative liabilities:
Interest rate swaps	$—	$175,444	$—	$175,444
Total	$—	$175,444	$—	$175,444
Contingent consideration:
Contingent consideration:	$—	$—	$4,653	$4,653
Total	$—	$—	$4,653	$4,653

The above balances are recorded in other assets and other liabilities, respectively, in the consolidated balance sheets, except for $0.1 million as of December 31, 2020 which was recorded in prepaid and other assets and except for $23.2 million and $23.9 million as of September 30, 2021 and December 31, 2020, respectively, which is recorded in accrued expenses and other liabilities.
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
    The Company recorded contingent consideration in connection with a 2019 business combination, which is dependent on the achievement of specified deployment milestones associated with the number of solar energy systems installed through 2022. The Company determined the fair value of the contingent consideration using a probability-weighted expected return methodology that considers the timing and probabilities of achieving these milestones and uses discount rates that reflect the appropriate cost of capital. Contingent consideration was valued with Level 3 inputs. The Company reassesses the valuation assumptions each reporting period, with any changes in the fair value accounted for in the consolidated statements of operations.
The following table summarizes the activity of Level 3 contingent consideration balance in the nine months ended September 30, 2021 (in thousands):

Balance at December 31, 2020	$4,653
Change in fair value recognized in earnings within sales and marketing expense	(3,000)
Balance at September 30, 2021	$1,653

Note 4. Inventories
Inventories consist of the following (in thousands):

	September 30, 2021	December 31, 2020
Raw materials	$377,611	$241,095
Work-in-process	66,908	41,950
Total	$444,519	$283,045

As of January 1, 2020, the federal government offers a Commercial ITC of 26%, which is reduced from 30%, under Section 48(a) of the Internal Revenue Code of 1986, as amended, for the installation of certain solar power facilities owned for business purposes. The Internal Revenue Service (“IRS”) provided taxpayers a safe harbor opportunity to retain access to the pre-2020 30% tax credit amount through specific rules released in Notice 2018-59. The Company sought to avail itself of this safe harbor by incurring certain costs and taking title in the year the Company took delivery, for tax purposes, of the underlying inventory and/or by performing physical work on components that will be installed in solar facilities. As of September 30, 2021 and December 31, 2020, there was approximately $17.8 million and $37.5 million, respectively, of inventory that would qualify for a 30% tax credit.

Note 5. Solar Energy Systems, net
Solar energy systems, net consists of the following (in thousands):

	September 30, 2021	December 31, 2020
Solar energy system equipment costs	$8,771,650	$7,839,427
Inverters	988,616	883,785
Total solar energy systems	9,760,266	8,723,212
Accumulated depreciation and amortization	(1,177,870)	(914,551)
Construction-in-progress	544,055	394,127
Total solar energy systems, net	$9,126,451	$8,202,788
All solar energy systems, including construction-in-progress, have been leased to or are subject to signed Customer Agreements with customers. The Company recorded depreciation expense related to solar energy systems of $93.6 million and $49.8 million for the three months ended September 30, 2021 and 2020, respectively, and $271.1 million and $144.2 million for the nine months ended September 30, 2021 and 2020, respectively. The depreciation expense was reduced by the amortization of deferred grants of $2.1 million and $2.0 million for the three months ended September 30, 2021 and 2020, respectively, and $6.2 million and $6.1 million for the nine months ended September 30, 2021 and 2020, respectively.

Note 6. Other Assets
Other assets consist of the following (in thousands):

	September 30, 2021	December 31, 2020
Costs to obtain contracts - customer agreements	$626,484	$377,839
Costs to obtain contracts - incentives	2,481	2,481
Accumulated amortization of costs to obtain contracts	(67,218)	(51,365)
Unbilled receivables	195,066	150,603
Allowance for credit losses on unbilled receivables	(2,198)	(1,731)
Operating lease right-of-use assets	90,070	81,516
Equity security investment	63,826	65,356
Other assets	104,838	56,966
Total	$1,013,349	$681,665
The Company recorded amortization of costs to obtain contracts of $6.5 million and $3.7 million for the three months ended September 30, 2021 and 2020,respectively, and $16.1 million and $10.7 million for the nine months ended September 30, 2021 and 2020, respectively, in Sales and marketing in the consolidated statements of operations.

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

Note 7. Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consist of the following (in thousands):

	September 30, 2021	December 31, 2020
Accrued employee compensation	$120,446	$91,115
Operating lease obligations	23,181	21,461
Accrued interest	34,089	38,340
Accrued professional fees	10,755	15,834
Other accrued expenses	176,010	158,864
Total	$364,481	$325,614

Note 8. Indebtedness
As of September 30, 2021, debt consisted of the following (in thousands, except percentages):

	September 30, 2021	December 31, 2020	Unused Borrowing Capacity (1)	Weighted Average Interest Rate at September 30, 2021 (2)	Weighted Average Interest Rate at December 31, 2020 (2)	Contractual Interest Rate (3)	Contractual Maturity Date
Recourse debt
Bank line of credit (4)	$209,284	$230,660	$338	3.36%	3.53%	LIBOR +3.25%	April 2022
0% Convertible Senior Notes (5)	400,000	—	—	—%	N/A	—%	February 2026
Total recourse debt	609,284	230,660	338
Unamortized debt discount	(9,951)	—	—
Total recourse debt, net	599,333	230,660	338

Non-recourse debt (6)
Senior revolving and delayed draw loans (7)(8)	987,200	587,600	28,852	2.72%	2.85%	LIBOR +2.50% - 3.25%	June 2023 - October 2027
Senior non-revolving loans	900,827	1,087,386	—	3.84%	3.68%	4.50% - 6.50%; LIBOR +2.125% - 2.75%	April 2022 - November 2040
Subordinated revolving and delayed draw loans	202,971	282,722	7,000	9.12%	8.43%	8.50% - 10.00%; LIBOR +9.00%	March 2024 - October 2032
Subordinated loans (9)	931,889	668,642	—	8.57%	8.76%	7.00% - 10.00%; LIBOR +6.75%	March 2023 - January 2042
Securitized loans	2,481,747	1,885,981	—	3.60%	4.18%	2.27% - 5.31%	August 2023 - January 2057
Total non-recourse debt	5,504,634	4,512,331	35,852
Unamortized debt premium/(discount), net	32,839	53,154	—
Total non-recourse debt, net	5,537,473	4,565,485	35,852
Total debt, net	$6,136,806	$4,796,145	$36,190

(1)    Represents the additional amount the Company could borrow, if any, based on the state of its existing assets as of September 30, 2021.
(2)    Reflects weighted average contractual, unhedged rates. See Note 9, Derivatives for hedge rates.
(3)    Ranges shown reflect fixed interest rate and rates using LIBOR as applicable.
(4)    This syndicated working capital facility with banks has a total commitment up to $250.0 million and is secured by substantially all of the unencumbered assets of the Company, as well as ownership interests in certain subsidiaries of the Company. Loans under this facility bear interest at LIBOR +3.25% per annum or Base Rate +2.25% per annum. The Base Rate is the highest of the Federal Funds Rate +0.50%, the Prime Rate, or LIBOR +1.00%. Subject to various restrictive covenants, such as the completion and presentation of audited consolidated financial statements, maintaining a minimum unencumbered liquidity of at least $25.0 million at the end of each calendar month, maintaining quarter end liquidity to be at least $35.0 million, and maintaining a minimum interest coverage ratio of 3.50 or greater, measured quarterly as of the last day of each quarter. The Company was in compliance with all debt covenants as of September 30, 2021.

(5)    These convertible senior notes ("Notes") will not bear regular interest, and the principal amount of the notes will not accrete. The Notes may bear special interest under specified circumstances relating to the Company’s failure to comply with its reporting obligations under the Indenture or if the Notes are not freely tradeable as required by the Indenture. The Notes will mature on February 1, 2026, unless earlier repurchased by the Company, redeemed by the Company or converted pursuant to their terms. The initial conversion rate of the Notes is 8.4807 shares of the Company’s common stock, par value $0.0001 per share, per $1,000 principal amount of Notes, which is equivalent to an initial conversion price of approximately $117.91 per share. The conversion rate will be subject to adjustment upon the occurrence of certain specified events but will not be adjusted for any accrued and unpaid special interest. In addition, upon the occurrence of a make-whole fundamental change or an issuance of a notice of redemption, the Company will, in certain circumstances, increase the conversion rate by a number of additional shares for a holder that elects to convert its Notes in connection with such make-whole fundamental change or notice of redemption. The debt discount recorded on the Notes is being amortized to interest expense at an effective interest rate of 0.57%. As of September 30, 2021, $1.5 million of the debt discount was amortized to interest expense. In connection with the offering of the Notes, the Company entered into privately negotiated capped call transactions (“Capped Calls”) with certain of the initial purchasers and/or their respective affiliates at a cost of approximately $28.0 million. The Capped Calls are classified as equity and were recorded to additional paid-in-capital within stockholders’ equity as of September 30, 2021. The Capped Calls each have an initial strike price of approximately $117.91 per share, subject to certain adjustments, which corresponds to the initial conversion price of the Notes. The Capped Calls have initial cap prices of $157.22 per share. The Capped Calls cover, subject to anti-dilution adjustments, approximately 3.4 million shares of common stock. The Capped Calls are expected generally to reduce the potential dilution to the common stock upon any conversion of Notes and/or offset any cash payments the Company is required to make in excess of the principal amount of the Notes, as the case may be, in the event the market price per share of common stock, as measured under the Capped Calls, is greater than the strike price of the Capped Call, with such offset subject to a cap. If, however, the market price per share of the common stock, as measured under the Capped Calls, exceeds the cap price of the Capped Calls, there would be dilution and/or there would not be an offset of such potential cash payments, in each case, to the extent that the then-market price per share of the common stock exceeds the cap price. The final components of the Capped Calls are scheduled to expire on January 29, 2026.
(6)    Certain loans under these categories are part of project equity transactions.
(7)    Under a loan within this category, the Company may incur up to an aggregate principal amount of $100.0 million in revolver borrowings. Borrowings under this revolving loan may be designated as base rate loans or LIBOR loans, subject to certain terms and conditions. Base rate loans accrue interest at a rate per year equal to 2.25% plus the highest of (i) the federal funds rate plus 0.50%, (ii) Bank of America, N.A.’s published “prime rate,” and (iii) LIBOR rate plus 1.00%, subject to a 0.00% floor. LIBOR loans accrue interest at a rate per annum equal to 3.25% plus the fluctuating rate of interest equal to LIBOR or a comparable successor rate approved by the administrative agent, subject to a 0.00% floor. In addition to customary covenants for these type of facilities, the Company is subject to financial covenants and is required to have unencumbered cash and cash equivalents at the end of each fiscal quarter of at least the greater of (i) $30.0 million and (ii) the amount of unencumbered liquidity to be maintained by Vivint Solar, Inc., a wholly owned subsidiary of the Company, in accordance with any loan documents governing recourse debt facilities of Vivint Solar, Inc. As of September 30, 2021, this facility was terminated.
(8)    Pursuant to the terms of the aggregation facilities within this category the Company may draw up to an aggregate principal amount of $1.3 billion in revolver borrowings depending on the available borrowing base at the time.
(9)    A loan under this category with an outstanding balance of $122.2 million as of September 30, 2021 contains a put option that can be exercised beginning in 2036 that would require the Company to pay off the entire loan on November 30, 2037.
Senior and Subordinated Debt Facilities

Each of the Company's senior and subordinated debt facilities contain customary covenants, including the requirement to maintain certain financial measurements and provide lender reporting. Each of the senior and subordinated debt facilities also contain certain provisions in the event of default that entitle lenders to take certain actions including acceleration of amounts due under the facilities and acquisition of membership interests and assets that are pledged to the lenders under the terms of the senior and subordinated debt facilities. The facilities are non-recourse to the Company and are secured by net cash flows from Customer Agreements or inventories less certain operating, maintenance and other expenses which are available to the borrower after distributions to tax equity investors, where applicable. Under the terms of these facilities, the Company's subsidiaries pay interest and principal from the net cash flows available to the subsidiaries. The Company was in compliance with all debt covenants as of September 30, 2021.
Securitization Loans
Each of the Company's securitized loans contains customary covenants including the requirement to provide reporting to the indenture trustee and ratings agencies. Each of the securitized loans also contain certain provisions in the event of default which entitle the indenture trustee to take certain actions including acceleration of amounts due under the facilities and acquisition of membership interests and assets that are pledged to the lenders under the terms of the securitized loans. The facilities are non-recourse to the Company and are secured by net cash flows from Customer Agreements less certain operating, maintenance and other expenses that are available to the borrower after distributions to tax equity investors, where applicable. Under the terms of these loans, the Company's subsidiaries pay interest and principal from the net cash flows available to the subsidiaries. The Company was in compliance with all debt covenants as of September 30, 2021.

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
Certain interest rate swaps have been designated as cash flow hedges. The credit risk adjustment associated with these swaps is the risk of non-performance by the counterparties to the contracts. In the nine months ended September 30, 2021, the majority of hedge relationships on the Company’s interest rate swaps have been assessed as highly effective as the quarterly assessment performed determined changes in cash flows of the derivative instruments have been highly effective in offsetting the changes in the cash flows of the hedged items and are expected to be highly effective in the future. Accordingly, changes in the fair value of these derivatives are recorded as a component of accumulated other comprehensive income, net of income taxes. Changes in the fair value of these derivatives are subsequently reclassified into earnings, and are included in interest expense, net in the Company’s statements of operations, in the period that the hedged forecasted transactions affect earnings. To the extent that the hedge relationships are not effective, changes in the fair value of these derivatives are recorded in other expenses, net in the Company's statements of operations on a prospective basis.
The Company’s master netting and other similar arrangements allow net settlements under certain conditions. When those conditions are met, the Company presents derivatives at net fair value. As of September 30, 2021, the information related to these offsetting arrangements were as follows (in thousands):

Instrument Description	Gross Amounts of Recognized Assets / Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets / Liabilities Included in the Consolidated Balance Sheet	Notional Amount (1)
Assets:
Derivatives designated as hedging instruments	$19,899	$(1,617)	$18,282	$425,472
Derivatives not designated as hedging instruments	6,984	—	6,984	267,050
Total derivative assets	26,883	(1,617)	25,266	692,522

Liabilities:
Derivatives designated as hedging instruments	(60,691)	1,617	(59,074)	1,068,791
Derivatives not designated as hedging instruments	(27,582)	—	(27,582)	452,760
Total derivative liabilities	(88,273)	1,617	(86,656)	1,521,551
Total derivative assets and liabilities	$(61,390)	$—	$(61,390)	$2,214,073

(1)    Comprised of 55 interest rate swaps which effectively fix the LIBOR portion of interest rates on outstanding balances of certain loans under the senior and securitized sections of the debt footnote table (see Note 8, Indebtedness) at 0.57% to 3.18% per annum. These swaps mature from August 31, 2022 to January 31, 2043.

As of December 31, 2020, the information related to these offsetting arrangements were as follows (in thousands):

Instrument Description	Gross Amounts of Recognized Assets / Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets / Liabilities Included in the Consolidated Balance Sheet	Notional Amount
Assets:
Derivatives designated as hedging instruments	$4,293	$(6)	$4,287	$191,737
Derivatives not designated as hedging instruments	925	(13)	912	166,138
Total derivative assets	5,218	(19)	5,199	357,875

Liabilities:
Derivatives designated as hedging instruments	(165,996)	6	(165,990)	1,796,596
Derivatives not designated as hedging instruments	(9,448)	13	(9,435)	190,530
Total derivative liabilities	(175,444)	19	(175,425)	1,987,126
Total derivative assets and liabilities	$(170,226)	$—	$(170,226)	$2,345,001
The losses (gains) on derivatives designated as cash flow hedges recognized into OCI, before tax effect, consisted of the following (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Derivatives designated as cash flow hedges:
Interest rate swaps	$1,315	$459	$(23,748)	$103,107
The losses (gains) on derivatives financial instruments recognized into the consolidated statements of operations, before tax effect, consisted of the following (in thousands):

	Three months ended September 30,
	2021		2020
	Interest expense, net	Other expense, net	Interest expense, net	Other expense, net
Derivatives designated as cash flow hedges:
Interest rate swaps
Losses (gains) reclassified from AOCI into income	$6,434	$—	$6,261	$—
Derivatives not designated as cash flow hedges:
Interest rate swaps
Gains recognized into income	—	(4,261)	—	—
Total losses (gains)	$6,434	$(4,261)	$6,261	$—

	Nine months ended September 30,
	2021		2020
	Interest expense, net	Other expense, net	Interest expense, net	Other expense, net
Derivatives designated as cash flow hedges:
Interest rate swaps
Losses (gains) reclassified from AOCI into income	$15,646	$—	$7,168	$—
Derivatives not designated as cash flow hedges:
Interest rate swaps
Gains recognized into income	—	(23,520)	—	—
Total losses (gains)	$15,646	$(23,520)	$7,168	$—
All amounts in Accumulated other comprehensive income (loss) ("AOCI") in the consolidated statements of redeemable noncontrolling interests and equity relate to derivatives, refer to the consolidated statements of comprehensive (loss) income. The net (loss) gain on derivatives includes the tax effect of $1.4 million and $1.6 million for the three months ended September 30, 2021 and 2020, respectively, and $10.3 million and $25.7 million for nine months ended September 30, 2021 and 2020, respectively.
During the next 12 months, the Company expects to reclassify $22.0 million of net losses on derivative instruments from accumulated other comprehensive income to earnings. There were eight undesignated derivative instruments recorded by the Company as of September 30, 2021.

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
Under these financing obligation arrangements, wholly owned subsidiaries of the Company finance the cost of solar energy systems with investors for an initial term of typically 22 years, and one fund with an initial term of 7 years. The solar energy systems are subject to Customer Agreements with an initial term of typically 20 or 25 years that automatically renew on an annual basis. These solar energy systems are reported under the line item solar energy systems, net in the consolidated balance sheets. As of September 30, 2021 and December 31, 2020, the cost of the solar energy systems placed in service under the financing obligation arrangements was $707.0 million and $715.5 million, respectively. The accumulated depreciation related to these assets as of September 30, 2021 and December 31, 2020 was $138.0 million and $120.2 million, respectively. During the three months ended September 30, 2021, the Company retired one of its financing obligations and terminated the associated lease for $18.1 million, which resulted in a debt extinguishment expense of $6.3 million.
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

Note 11. VIE Arrangements

The Company consolidated various VIEs at September 30, 2021 and December 31, 2020. The carrying amounts and classification of the VIEs’ assets and liabilities included in the consolidated balance sheets are as follows (in thousands):

	September 30, 2021	December 31, 2020
Assets
Current assets
Cash	$311,416	$219,502
Restricted cash	48,293	34,559
Accounts receivable, net	58,102	35,152
Inventories	50,226	23,306
Prepaid expenses and other current assets	2,607	2,629
Total current assets	470,644	315,148
Solar energy systems, net	7,252,540	6,748,127
Other assets	160,048	127,591
Total assets	$7,883,232	$7,190,866
Liabilities
Current liabilities
Accounts payable	$28,824	$15,609
Distributions payable to noncontrolling interests and redeemable noncontrolling interests	33,350	28,577
Accrued expenses and other liabilities	28,723	24,660
Deferred revenue, current portion	42,793	44,906
Deferred grants, current portion	999	1,007
Non-recourse debt, current portion	59,257	31,594
Total current liabilities	193,946	146,353
Deferred revenue, net of current portion	466,149	493,161
Deferred grants, net of current portion	24,945	25,891
Non-recourse debt, net of current portion	1,389,908	1,160,817
Other liabilities	25,477	31,745
Total liabilities	$2,100,425	$1,857,967
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
The carrying value of redeemable noncontrolling interests was greater than the redemption value except for twelve and fifteen Funds at September 30, 2021 and December 31, 2020, respectively, where the carrying value has been adjusted to the redemption value.

Note 13. Stock-Based Compensation
Stock Options
The following table summarizes the activity for all stock options under all of the Company’s equity incentive plans for the nine months ended September 30, 2021 (shares and aggregate intrinsic value in thousands):

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2020	8,019	$10.35	6.87	$473,371
Granted	388	50.88
Exercised	(1,832)	8.67
Cancelled	(274)	23.67
Outstanding at September 30, 2021	6,301	$12.84	6.36	$201,167

Options vested and exercisable at September 30, 2021	4,146	$7.68	5.27	$150,834
Restricted Stock Units
The following table summarizes the activity for all restricted stock units (“RSUs”) under all of the Company’s equity incentive plans for the nine months ended September 30, 2021 (shares in thousands):

	Number of Awards	Weighted Average Grant Date Fair Value
Unvested balance at December 31, 2020	7,103	$40.17
Granted	1,678	49.20
Issued	(3,212)	43.23
Cancelled / forfeited	(594)	33.42
Unvested balance at September 30, 2021	4,975	$42.05
Warrants for Strategic Partners
The Company has issued warrants for up to 689,681 shares of its common stock to certain strategic partners (calculated using the respective quarter of grant's closing stock price). The exercise price of the warrants is $0.01 per share, and no exercises occurred during the nine months ended September 30, 2021. During the three and nine months ended September 30, 2021, the Company recognized stock-based compensation expense of $3.0 million and $8.1 million based on time and performance milestones achieved under such warrants during the respective timeframes.
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

Stock-Based Compensation Expense
The Company recognized stock-based compensation expense, including ESPP expenses, in the consolidated statements of operations as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Cost of customer agreements and incentives	$3,136	$922	$7,360	$3,798
Cost of solar energy systems and product sales	1,588	205	3,937	1,148
Sales and marketing	23,856	1,890	74,189	7,189
Research and development	703	317	2,182	1,858
General and administration	9,979	4,883	73,086	23,551
Total	$39,262	$8,217	$160,754	$37,544
During the three and nine months ended September 30, 2021, stock-based compensation expense capitalized to solar energy systems, net in the Company’s consolidated balance sheet was $2.7 million and $8.2 million, respectively.

Note 14. Income Taxes
The income tax (expense) benefit rate for the three months ended September 30, 2021 and 2020 was (4.3)% and 24.5%, respectively, and for the nine months ended September 30, 2021 and 2020 was 2.8% and 8.5%, respectively. The differences between the actual consolidated effective income tax rate and the U.S. federal statutory rate were primarily attributable to the allocation of losses to noncontrolling interests and redeemable noncontrolling interests, changes in valuation allowance and stock-based compensation deductions.
The Company sells solar energy systems to investment Funds. As the investment Funds are consolidated by the Company, the gain on the sale of the assets has been eliminated in the consolidated financial statements, however gains on sale are recognized for tax purposes.

Note 15. Commitments and Contingencies
Letters of Credit
As of September 30, 2021 and December 31, 2020, the Company had $23.2 million and $37.0 million, respectively, of unused letters of credit outstanding, which each carry fees of 1.25% - 3.25% per annum and 2.13% - 3.25% per annum, respectively.
Guarantees
Certain tax equity funds and debt facilities require the Company to maintain an aggregate amount of $30.0 million of unencumbered cash and cash equivalents at the end of each month.
Operating and Finance Leases
The Company leases real estate under non-cancellable-operating leases and equipment under finance leases.

The components of lease expense were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Finance lease cost:
Amortization of right-of-use assets	$3,461	$2,151	$9,860	$7,087
Interest on lease liabilities	235	173	742	597
Operating lease cost	7,078	3,195	20,001	9,353
Short-term lease cost	2,017	113	3,664	352
Variable lease cost	1,800	1,176	5,161	2,957
Sublease income	(427)	(202)	(824)	(574)
Total lease cost	$14,164	$6,606	$38,604	$19,772
Other information related to leases was as follows (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$7,105	$3,430	$20,690	$8,929
Operating cash flows from finance leases	234	161	737	578
Financing cash flows from finance leases	3,106	2,217	9,243	7,763
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	9,837	—	29,696	32
Finance leases	6,260	879	9,424	1,092
Weighted average remaining lease term (years):
Operating leases	6.37	4.88	6.37	4.88
Finance leases	2.40	2.33	2.40	2.33
Weighted average discount rate:
Operating leases	3.9%	5.5%	3.9%	5.5%
Finance leases	4.1%	4.1%	4.1%	4.1%

Future minimum lease commitments under non-cancellable leases as of September 30, 2021 were as follows (in thousands):

	Operating Leases	Sublease Income	Net Operating Leases	Finance Leases
2021	$27,342	$2,671	$24,671	$11,799
2022	24,159	3,291	20,868	7,621
2023	19,781	2,363	17,418	3,587
2024	15,853	939	14,914	1,525
2025	13,728	—	13,728	9
Thereafter	31,841	—	31,841	7
Total future lease payments	132,704	9,264	123,440	24,548
Less: Amount representing interest	15,232	—	15,232	976
Present value of future payments	117,472	9,264	108,208	23,572
Less: Current portion	23,181	2,671	20,510	11,163
Long-term portion	$94,291	$6,593	$87,698	$12,409

Purchase Commitment
The Company entered into purchase commitments, which have the ability to be canceled without significant penalties, with multiple suppliers to purchase $30.0 million of photovoltaic modules, inverters and batteries by the end of 2022.
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

At each balance sheet date, the Company assesses and recognizes, when applicable, the potential exposure from this obligation based on all the information available at that time, including any audits undertaken by the IRS. One of the Company's investors is being audited by the IRS in an audit involving a review of the fair market value determination of the Company's solar energy systems in the investment fund, which is covered by the Company's 2018 insurance policy. Since this audit is ongoing, the Company is unable to determine the potential tax liabilities as of the filing date of this Quarterly Report on Form 10-Q. The maximum potential future payments that the Company could have to make under this obligation would depend largely on the difference between the prices at which the solar energy systems were sold or transferred to the Funds (or, in certain structures, the fair market value claimed in respect of such systems (referred to as "claimed values")) and the eligible basis determined by the IRS.

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

In October 2019, two shareholders filed separate putative class actions in the U.S. District Court for the Eastern District of New York (Crumrine v. Vivint Solar, Inc. and Li v. Vivint Solar, Inc.) purportedly on behalf of themselves and all others similarly situated. The lawsuits purport to allege violations of Federal Securities Laws. In March 2020, the court consolidated the two actions and appointed lead plaintiffs and lead counsel to represent the alleged putative class. Subsequently, in December 2020, the Eastern District of New York transferred the actions to the District of Utah, where they are now pending. Vivint Solar disputes the allegations in the complaint. While Vivint Solar believes that the claims against it are without merit, in view of the cost and risk of continuing to defend the action, Vivint Solar mediated the action with plaintiffs on May 19, 2021, and reached an agreement to resolve the action on a class-wide basis for $1.25 million. A portion of the $1.25 million will be covered by insurance proceeds, and the Company accrued approximately $750,000 as of June 30, 2021, which remains accrued as of September 30, 2021. The parties have informed the court of their agreement, and they anticipate submitting final settlement documents to the court in the near future.

In December 2019, ten customers who signed residential power purchase agreements named Vivint Solar in a putative class action lawsuit captioned Dekker v. Vivint Solar, Inc. (N.D. Cal.), alleging that the agreements contain unlawful termination fee provisions. The Company disputes the allegations in the complaint. On January 17, 2020, the Company moved to compel arbitration with respect to nine of the ten plaintiffs whose contracts included arbitration provisions. The court issued an order compelling eight plaintiffs to pursue their claims in arbitration but subsequently rescinded the order as to certain plaintiffs. The Court of Appeals for the Ninth Circuit has since reversed the court’s order rescinding its order compelling certain plaintiffs to arbitrate. At this time, one plaintiff's claims remain pending before the court and other plaintiffs’ claims are in arbitration. The Company is unable to estimate a range of loss, if any, at this time.

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

Note 16. Earnings Per Share
The computation of the Company’s basic and diluted net income (loss) per share is as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Numerator:
Net income (loss) attributable to common stockholders	$24,129	$37,447	$(40,904)	$(4,074)
Denominator:
Weighted average shares used to compute net income (loss) per share attributable to common stockholders, basic	206,103	125,003	204,355	121,813
Weighted average effect of potentially dilutive shares to purchase common stock	6,913	9,545	—	—
Weighted average shares used to compute net income (loss) per share attributable to common stockholders, diluted	213,016	134,548	204,355	121,813
Net income (loss) per share attributable to common stockholders
Basic	$0.12	$0.30	$(0.20)	$(0.03)
Diluted	$0.11	$0.28	$(0.20)	$(0.03)

The following shares were excluded from the computation of diluted net income (loss) per share as the impact of including those shares would be anti-dilutive (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Outstanding stock options	835	82	743	1,532
Unvested restricted stock units	1,954	196	1,418	1,348
Convertible senior notes (if converted)	3,392	—	3,041	—
Total	6,181	278	5,202	2,880

Note 17. Related Party Transactions

Advances Receivable—Related Party

Net amounts due from direct-sales professionals were $11.6 million as of September 30, 2021. The Company provided a reserve of $0.6 million as of September 30, 2021 related to advances to direct-sales professionals who have terminated their employment agreement with the Company.

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

Note 19. Subsequent Events

On October 8, 2021, a wholly owned subsidiary of the Company entered into an amendment (the “Amendment”) to a syndicated, senior secured credit facility which was entered into with various lenders on April 20, 2021 and was first amended on May 5, 2021 (as amended, the “Credit Facility”). The Credit Facility had commitments of $800.0 million, is non-recourse to the Company and is secured by net cash flows from power purchase agreements and leases available to the borrower after distributions to tax equity investors and payment of certain operating, maintenance and other expenses, and matures on April, 20, 2025. The Amendment amends certain terms of the Credit Facility, including reducing the interest rate (i) for the period from the date of the Amendment to April 20, 2024 from the applicable index (LIBOR or SOFR) + 250 basis points to the applicable index + 200 basis points and (ii) for the period from and after April 20, 2024, from the applicable index + 350 basis points to the applicable index + 300 basis points; and increasing total loan commitments available by $1.0 billion, bringing the total commitments to $1.8 billion.

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

On October 8, 2020, we completed the acquisition of Vivint Solar, Inc. ("Vivint Solar") a leading full-service residential solar provider in the United States, at an estimated purchase price of $5.0 billion, pursuant to an Agreement and Plan of Merger, dated as of July 6, 2020, by and among Sunrun, Vivint Solar and Viking Merger Sub, Inc., a Delaware corporation and direct wholly owned subsidiary of the Company (“Merger Sub”). Further information about the acquisition of Vivint Solar can be found in Note 18, Acquisitions, to our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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
We have experienced substantial growth in our business and operations since our inception in 2007, as well as through our acquisition of Vivint Solar in 2020. As of September 30, 2021, we operated the largest fleet of residential solar energy systems in the United States. We have a Networked Solar Energy Capacity of 4,457 Megawatts as of September 30, 2021, which represents the aggregate megawatt production capacity of our solar energy systems that have been recognized as deployments, from our inception through the measurement date. Gross Earning Assets as of September 30, 2021 were approximately $9.2 billion. Please see the section entitled “Key Operating Metrics” for more details on how we calculate Networked Solar Energy Capacity and Gross Earning Assets.
We also have a long track record of attracting low-cost capital from diverse sources, including tax equity and debt investors. Since inception we have raised tax equity investment funds to finance the installation of solar energy systems.
The Opportunity of Home Electrification and a Clean, Resilient Grid
The United States is on the precipice of a once-in-a-generation transformation of our energy system. The decarbonization of the American economy will require powering our energy supply – including our homes, appliances and automobiles – with clean energy. Sunrun’s next goal and chapter of growth is to be the go-to company for clean and reliable home electrification--providing our customers with affordable renewable energy throughout their homes and our communities with a cleaner, more resilient grid.
We intend to pursue these opportunities on a variety of fronts. For instance, in May 2020, we announced a partnership with Ford Motor Company to be the preferred installer for Ford’s Charge Station Pro and Intelligent Backup Power System, debuting with the all-electric F-150 Lightning. Under the partnership, we are co-developing Ford's Home Integration System, including the bi-directional inverter, which enables the F-150 Lightning to serve as a reliable home backup energy source by powering the home during an outage event. Through this partnership, customers in participating markets will also be provided with the opportunity to install a solar and battery system on their home, enabling them to power their household with clean, affordable energy and charge their truck with the power of the sun.

We also continue to pursue the development of our grid services business, creating virtual power plants that lead to a cleaner, more resilient grid. In collaboration with grid managers, we can deploy our battery systems where they will add the most value for utilities, the grid, and customers. We are actively delivering demand response and capacity services to meet operational needs in multiple geographies, and partnering with grid managers to build a more resilient electricity system that integrates the new energy technologies customers want.
We believe the electrification of U.S. households with renewable energy, and the accompanying development of an inter-connected, smart grid will provide a number of market opportunities beyond our traditional solar and battery storage offerings, including EV chargers, battery retrofits, re-powered or expanding systems, home energy management services, and other home electrification products. Additionally, we believe our omni-channel model and geographic reach provides us with the capabilities to execute on these opportunities in a variety of markets.
To further expand such future upsell and retrofit opportunities, from time to time, we may pursue acquisitions of previously installed solar systems. While we do not expect such acquisitions to represent a material portion of our growth on an annual basis, we plan to pursue such transactions opportunistically. For instance, in the third quarter, we completed a strategic transaction that added approximately 2,000 Customers and 13 MW of Networked Solar Energy Capacity.
In sum, we believe the electrification of the U.S. economy with renewable energy presents an unprecedented economic opportunity, as well as our country’s best path to achieving net zero emissions by 2050. Through these electrification opportunities and our grid services business, we aim to be the consumer brand synonymous with repowering our customers’ homes with renewable energy and providing a pathway to a cleaner, healthier future.
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
The COVID-19 pandemic has had an unprecedented impact on the U.S. economy, resulting in governments and organizations implementing public health measures in an effort to contain the virus, including physical distancing, work from home, supply chain logistical changes and closure of non-essential businesses. With vaccine administration and adoption rising, governments and organizations have responded by adjusting such restrictions and guidelines accordingly. We are monitoring this fluid situation and will continue to follow official regulations to protect our employees and customers.
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
As of September 30, 2021, we had 60 active investment funds, which are described below. We have established different types of investment funds to implement our asset monetization strategy. Depending on the nature of the investment fund, cash may be contributed to the investment fund by the investor upfront or in stages based on milestones associated with the design, construction or interconnection status of the solar energy systems. The cash contributed by the fund investor is used by the investment fund to purchase solar energy systems. The investment funds either own or enter into a master lease with a Sunrun subsidiary for the solar energy systems, Customer Agreements and associated incentives. We receive on-going cash distributions from the investment funds representing a portion of the monthly customer payments received. We use the upfront cash, as well as on-going distributions to cover our costs associated with designing, purchasing and installing the solar energy systems. In addition, we also use debt, equity and other financing strategies to fund our operations. The allocation of the economic benefits between us and the fund investor and the corresponding accounting treatment varies depending on the structure of the investment fund.
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
The table below provides an overview of our current investment funds (dollars in millions):

Consolidated Joint Ventures
	Pass-Through Financing Obligations	Partnership Flip	JV Inverted Lease
Consolidation	Owner entity consolidated, tenant entity not consolidated	Single entity, consolidated	Owner and tenant entities consolidated
Balance sheet classification	Pass-through financing obligation	Redeemable noncontrolling interests and noncontrolling interests	Redeemable noncontrolling interests and noncontrolling interests
Revenue from Commercial ITCs	Recognized on the permission to operate ("PTO") date	None	None
Method of calculating investor interest	Effective interest rate method	Greater of HLBV or redemption value; or pro rata	Greater of HLBV or redemption value; or pro rata
Liability balance as of September 30, 2021	$323.9	N/A	N/A
Noncontrolling interest balance (redeemable or otherwise) as of September 30, 2021	N/A	$1,295.9	$19.5

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

•Networked Solar Energy Capacity represents the aggregate megawatt production capacity of our solar energy systems, whether sold directly to customers or subject to executed Customer Agreements (i) for which we have confirmation that the systems are installed on the roof, subject to final inspection; (ii) in the case of certain system installations by our partners, for which we have accrued at least 80% of the expected project cost (inclusive of acquisitions of installed systems), or (iii) for multi-family and any other systems that have reached NTP, measured on the percentage of the project that has been completed based on expected project cost. Systems that have met this criteria are considered to be deployed.

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

The definitions of Gross Earning Assets, Gross Earning Assets Contracted Period, and Gross Earning Assets Renewal Period use a discount rate of 5%; whereas the definitions used in our periodic reports prior to December 31, 2020 used a discount rate of 6%.

	As of September 30,
	2021	2020
Networked Solar Energy Capacity (megawatts)	4,457	2,272
Customers	630,441	316,056

	As of September 30,
	2021	2020

	(in thousands)
Gross Earning Assets Contracted Period	$6,229,446	$2,995,930
Gross Earning Assets Renewal Period	2,928,806	1,542,472
Gross Earning Assets	$9,158,252	$4,538,402

As a result of the acquisition of Vivint Solar in October 2020, we added $2.9 billion of Gross Earning Assets, of which $2.0 billion related to Gross Earning Assets Contracted Period and $0.9 billion related to Gross Earning Assets Renewal Period.
The tables below provide a range of Gross Earning Asset amounts if different default, discount and purchase and renewal assumptions were used.
Gross Earning Assets Contracted Period:

	As of September 30, 2021
	Discount rate
Default rate	3%	4%	5%	6%	7%

	(in thousands)
5%	$7,203,404	$6,591,089	$6,056,424	$5,587,671	$5,175,083
0%	$7,420,557	$6,784,533	$6,229,446	$5,743,033	$5,315,117
Gross Earning Assets Renewal Period:

	As of September 30, 2021
	Discount rate
Purchase or Renewal rate	3%	4%	5%	6%	7%

	(in thousands)
80%	$3,802,291	$3,102,519	$2,540,942	$2,088,637	$1,723,049
90%	$4,381,633	$3,575,687	$2,928,806	$2,407,715	$1,986,459
100%	$4,960,974	$4,048,853	$3,316,669	$2,726,792	$2,249,868

Total Gross Earning Assets:

	As of September 30, 2021
	Discount rate
Purchase or Renewal rate	3%	4%	5%	6%	7%

	(in thousands)
80%	$11,222,848	$9,887,052	$8,770,387	$7,831,670	$7,038,166
90%	$11,802,190	$10,360,219	$9,158,252	$8,150,748	$7,301,577
100%	$12,381,531	$10,833,386	$9,546,115	$8,469,825	$7,564,986

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	(in thousands, except per share data)
Revenue:
Customer agreements and incentives	$231,869	$114,485	$625,939	$319,704
Solar energy systems and product sales	206,896	95,275	548,786	282,081
Total revenue	438,765	209,760	1,174,725	601,785
Operating expenses:
Cost of customer agreements and incentives	174,457	77,350	512,073	239,049
Cost of solar energy systems and product sales	172,538	75,679	458,208	231,023
Sales and marketing	171,462	70,720	442,174	210,691
Research and development	5,602	5,205	16,624	14,222
General and administrative	51,290	41,829	199,836	111,659
Amortization of intangible assets	1,341	1,167	4,029	3,817
Total operating expenses	576,690	271,950	1,632,944	810,461
Loss from operations	(137,925)	(62,190)	(458,219)	(208,676)
Interest expense, net	(89,096)	(51,368)	(238,365)	(152,013)
Other (expenses) income, net	(4,332)	864	18,462	766
Loss before income taxes	(231,353)	(112,694)	(678,122)	(359,923)
Income tax benefit (expense)	9,980	(27,293)	(19,058)	(30,424)
Net loss	(241,333)	(85,401)	(659,064)	(329,499)
Net loss attributable to noncontrolling interests and redeemable noncontrolling interests	(265,462)	(122,848)	(618,160)	(325,425)
Net income (loss) attributable to common stockholders	$24,129	$37,447	$(40,904)	$(4,074)
Net income (loss) per share attributable to common stockholders
Basic	$0.12	$0.30	$(0.20)	$(0.03)
Diluted	$0.11	$0.28	$(0.20)	$(0.03)
Weighted average shares used to compute income (loss) per share attributable to common stockholders
Basic	206,103	125,003	204,355	121,813
Diluted	213,016	134,548	204,355	121,813

Comparison of the Three Months Ended September 30, 2021 and 2020
Revenue

	Three Months Ended September 30,		Change
	2021	2020	$	%

	(in thousands)
Customer agreements	$194,924	$102,213	$92,711	91%
Incentives	36,945	12,272	24,673	201%
Customer agreements and incentives	231,869	114,485	117,384	103%

Solar energy systems	127,936	52,238	75,698	145%
Products	78,960	43,037	35,923	83%
Solar energy systems and product sales	206,896	95,275	111,621	117%
Total revenue	$438,765	$209,760	$229,005	109%
Customer Agreements and Incentives. The $92.7 million increase in revenue from Customer Agreements was primarily due to both an increase in solar energy systems under Customer Agreements being added to our fleet upon the acquisition of Vivint Solar in October 2020, as well as new systems placed in service in the period from October 1, 2020 through September 30, 2021, plus a full quarter of revenue recognized in the third quarter of 2021 for systems placed in service in the third quarter of 2020 versus only a partial quarter of such revenue related to the period in which the assets were in service in 2020. Revenue from incentives primarily consists of sales of SRECs, which increased by $24.7 million during the three months ended September 30, 2021, compared to the prior year, due to the timing of sales and market conditions.
Solar Energy Systems and Product Sales. Revenue from solar energy systems sales increased by $75.7 million compared to the prior year primarily due to solar energy systems sales from Vivint Solar, as well as increased demand through retail partners. Product sales increased by $35.9 million, primarily due to lower volume of wholesale products sold in 2020, which was impacted by COVID-19.
Operating Expenses

	Three Months Ended September 30,		Change
	2021	2020	$	%

	(in thousands)
Cost of customer agreements and incentives	$174,457	$77,350	$97,107	126%
Cost of solar energy systems and product sales	172,538	75,679	96,859	128%
Sales and marketing	171,462	70,720	100,742	142%
Research and development	5,602	5,205	397	8%
General and administrative	51,290	41,829	9,461	23%
Amortization of intangible assets	1,341	1,167	174	15%
Total operating expenses	$576,690	$271,950	$304,740	112%
Cost of Customer Agreements and Incentives. The $97.1 million increase in Cost of customer agreements and incentives was primarily due to the increase in solar energy systems added to our fleet upon the acquisition of Vivint Solar in October 2020, as well as new systems placed in service in the period from October 1, 2020 through September 30, 2021, plus a full quarter of costs recognized in 2021 for systems placed in service in the third quarter of 2020 versus only a partial quarter of such expenses related to the period in which the assets were in service in 2020.

The cost of Customer Agreements and incentives increased to 75% of revenue from customer agreements and incentives during the three months ended September 30, 2021, compared with 68% during the three months ended September 30, 2020. The increase was impacted by the acquisition of Vivint Solar and the increase in depreciation expense of approximately $32.0 million related to recording the acquired solar systems at fair value, which was greater than the then-existing book value, upon the acquisition of Vivint Solar.
Cost of Solar Energy Systems and Product Sales. The $96.9 million increase in Cost of solar energy systems and product sales was due to the corresponding net increase in the solar energy systems and product sales discussed above.
Sales and Marketing Expense. The $100.7 million increase in Sales and marketing expense was attributable to increases in headcount, which were primarily driven by the acquisition of Vivint Solar in October 2020, resulting in higher employee compensation in the three months ended September 30, 2021 compared to the same period in the prior year. Additionally, we spent more in costs to acquire customers through our sales and retail lead generating partners. Additionally, there was an increase of $0.2 million in non-recurring costs incurred during the three months ended September 30, 2021. Included in sales and marketing expense is $6.5 million and $3.7 million of amortization of costs to obtain Customer Agreements for the three months ended September 30, 2021 and 2020, respectively.
Research and Development Expense. Research and development expense increased $0.4 million during the three months ended September 30, 2021, which was primarily attributable to the acquisition of Vivint Solar, resulting in an increase in headcount driving higher employee compensation costs.
General and Administrative Expense. The $9.5 million increase in General and administrative expenses was primarily attributable to the acquisition of Vivint Solar, resulting in an increase in headcount driving higher employee compensation, consulting costs, partially offset by a decrease of $8.3 million in nonrecurring (primarily acquisition-related) costs during the three months ended September 30, 2021.
Non-Operating Expenses

	Three Months Ended September 30,		Change
	2021	2020	$	%

	(in thousands)
Interest expense, net	$(89,096)	$(51,368)	$(37,728)	73%
Other (expense) income, net	$(4,332)	$864	$(5,196)	(601)%

Interest Expense, net. The increase in Interest expense, net of $37.7 million is primarily related to the $27.5 million of interest expense associated with the debt acquired with Vivint Solar. Included in net interest expense is $6.6 million and $6.2 million of non-cash interest recognized under Customer Agreements that have a significant financing component for the three months ended September 30, 2021 and 2020, respectively.

Other (Expense) Income, net. The increase in other expenses of $5.2 million relates primarily to a loss on the early extinguishment of certain debt instruments recognized in the three months ended September 30, 2021, with no such comparable activity in the three months ended September 30, 2020.
Income Tax Expense (Benefit)

	Three Months Ended September 30,		Change
	2021	2020	$	%

	(in thousands)
Income tax benefit	$9,980	$(27,293)	$37,273	(137)%

The increase in income tax expense of $37.3 million primarily relates to an increase in losses allocable to noncontrolling interest and redeemable noncontrolling interest, a decrease in state income tax benefit, and a decrease in stock-based compensation deductions. These changes were offset by an increased pre-tax loss and a decrease in valuation allowance.

Net Loss Attributable to Noncontrolling Interests and Redeemable Noncontrolling Interests

	Three Months Ended September 30,		Change
	2021	2020	$	%

	(in thousands)
Net loss attributable to noncontrolling interests and redeemable noncontrolling interests	$(265,462)	$(122,848)	$(142,614)	116%

Net loss attributable to noncontrolling interests and redeemable noncontrolling interests was primarily the result of an addition of five new investment funds since September 30, 2020, for which the HLBV method was used in determining the amount of net loss attributable to noncontrolling interests. Partially offsetting these losses was approximately $2.4 million of net income related Vivint Solar's noncontrolling interests and redeemable noncontrolling interests. Redeemable noncontrolling interests generally allocates more loss to the noncontrolling interest in the first several years after fund formation.

Comparison of the Nine Months Ended September 30, 2021 and 2020
Revenue

	Nine Months Ended September 30,		Change
	2021	2020	$	%

	(in thousands)
Customer agreements	$549,689	$294,991	$254,698	86%
Incentives	76,250	24,713	51,537	209%
Customer agreements and incentives	625,939	319,704	306,235	96%

Solar energy systems	307,408	168,094	139,314	83%
Products	241,378	113,987	127,391	112%
Solar energy systems and product sales	548,786	282,081	266,705	95%
Total revenue	$1,174,725	$601,785	$572,940	95%
Customer Agreements and Incentives. The $254.7 million increase in revenue from Customer Agreements was primarily due to both an increase in solar energy systems under Customer Agreements being added to our fleet upon the acquisition of Vivint Solar in October 2020, as well as new systems placed in service in the period from October 1, 2020 through September 30, 2021, plus a full nine months of revenue recognized in 2021 for systems placed in service in the first nine months of 2020 versus only a partial amount of such revenue related to the period in which the assets were in service in 2020. Revenue from incentives primarily consists of sales of SRECs, which increased by $51.5 million during the nine months ended September 30, 2021, compared to the prior year, due to the timing of sales and market conditions.
Solar Energy Systems and Product Sales. Revenue from solar energy systems sales increased by $139.3 million compared to the prior year primarily due to solar energy systems sales from Vivint Solar, as well as increased demand through retail partners. Product sales increased by $127.4 million, primarily due to lower volume of wholesale products sold in 2020, which was impacted by COVID-19, and customers' reduced purchases in 2020 after purchasing safe harbor materials in 2019 for use in 2020.

Operating Expenses

	Nine Months Ended September 30,		Change
	2021	2020	$	%

	(in thousands)
Cost of customer agreements and incentives	$512,073	$239,049	$273,024	114%
Cost of solar energy systems and product sales	458,208	231,023	227,185	98%
Sales and marketing	442,174	210,691	231,483	110%
Research and development	16,624	14,222	2,402	17%
General and administrative	199,836	111,659	88,177	79%
Amortization of intangible assets	4,029	3,817	212	6%
Total operating expenses	$1,632,944	$810,461	$822,483	101%
Cost of Customer Agreements and Incentives. The $273.0 million increase in Cost of customer agreements and incentives was primarily due to the increase in solar energy systems added to our fleet upon the acquisition of Vivint Solar in October 2020, as well as new systems placed in service in the period from October 1, 2020 through September 30, 2021, plus a full nine months of costs recognized in 2021 for systems placed in service in the nine months of 2020 versus only a partial amount of such expenses related to the period in which the assets were in service in 2020.
The cost of Customer Agreements and incentives increased to 82% of revenue from customer agreements and incentives during the nine months ended September 30, 2021, from 75% during the nine months ended September 30, 2020. The increase was impacted by the acquisition of Vivint Solar, which had negative gross margins due to seasonality during the winter months at the beginning of the year when solar production is lower, as well as the increase in depreciation expense of approximately $95.9 million related to the step up in solar systems fair value upon the acquisition of Vivint Solar.
Cost of Solar Energy Systems and Product Sales. The $227.2 million increase in Cost of solar energy systems and product sales was due to the corresponding net increase in the solar energy systems and product sales discussed above.
Sales and Marketing Expense. The $231.5 million increase in Sales and marketing expense was attributable to increases in headcount, which were primarily driven by the acquisition of Vivint Solar in October 2020, resulting in higher employee compensation. Additionally, we spent more in costs to acquire customers through our sales lead generating partners in the first nine months of 2021 compared to the prior year period. Partially offsetting these increases in Sales and marketing expense is a decrease in costs related to retail lead generating partners, as well as a decrease of $7.6 million in non-recurring and restructuring costs incurred during the nine months ended September 30, 2021. Included in sales and marketing expense is $16.1 million and $10.7 million of amortization of costs to obtain Customer Agreements for the nine months ended September 30, 2021 and 2020, respectively.
Research and Development Expense. The $2.4 million increase in Research and development expense was primarily attributable to the acquisition of Vivint Solar, resulting in an increase in headcount driving higher employee compensation costs, consulting costs and $0.2 million of nonrecurring acquisition related costs.
General and Administrative Expense. The $88.2 million increase in General and administrative expenses was primarily attributable to the acquisition of Vivint Solar, resulting in an increase in headcount driving higher employee compensation and consulting costs, partially offset by a decrease of $4.9 million in nonrecurring (primarily acquisition-related) costs during the nine months ended September 30, 2021.

Non-Operating Expenses

	Nine Months Ended September 30,		Change
	2021	2020	$	%

	(in thousands)
Interest expense, net	$(238,365)	$(152,013)	$(86,352)	57%
Other income, net	$18,462	$766	$17,696	2,310%

Interest Expense, net. The increase in Interest expense, net of $86.4 million included $73.0 million of interest expense associated with the debt acquired with Vivint Solar. The remaining increase is primarily related to additional non-recourse debt entered into subsequent to September 30, 2020. Included in net interest expense is $19.5 million and $18.5 million of non-cash interest recognized under Customer Agreements that have a significant financing component for the nine months ended September 30, 2021 and 2020, respectively.

Other Income, net. The increase in other income of $17.7 million relates primarily to gains on derivatives recognized in the nine months ended September 30, 2021, with no such comparable activity in the nine months ended September 30, 2020.
Income Tax Expense (Benefit)

	Nine Months Ended September 30,		Change
	2021	2020	$	%

	(in thousands)
Income tax benefit	$(19,058)	$(30,424)	$11,366	(37)%

The decrease in income tax benefit of $11.4 million primarily relates to an increase in losses allocable to noncontrolling interest and redeemable noncontrolling interest, a decrease in state income tax benefit, and a decrease in stock-based compensation deductions. These changes were offset by an increased pre-tax loss and a decrease in valuation allowance.
Net Loss Attributable to Noncontrolling Interests and Redeemable Noncontrolling Interests

	Nine Months Ended September 30,		Change
	2021	2020	$	%

	(in thousands)
Net loss attributable to noncontrolling interests and redeemable noncontrolling interests	$(618,160)	$(325,425)	$(292,735)	90%

Net loss attributable to noncontrolling interests and redeemable noncontrolling interests was primarily the result of an addition of five other new investment funds since September 30, 2020, for which the HLBV method was used in determining the amount of net loss attributable to noncontrolling interests, as well as $69.0 million of net loss related Vivint Solar's noncontrolling interests and redeemable noncontrolling interests. Redeemable noncontrolling interests generally allocates more loss to the noncontrolling interest in the first several years after fund formation.

Liquidity and Capital Resources

As of September 30, 2021, we had cash of $717.6 million, which consisted of cash held in checking and savings accounts with financial institutions. We finance our operations mainly through a variety of financing fund arrangements that we have formed with fund investors, cash generated from our sources of revenue and borrowings from secured credit facilities arrangements with syndicates of banks and from secured, long-term non-recourse loan arrangements. In 2020, we received $595.0 million of new commitments on secured credit facilities arrangements with syndicates of banks and $1.3 billion of commitments from secured, long-term non-recourse loan arrangements. Our principal uses of cash are funding our business, including the costs of acquisition and installation of solar energy systems, satisfaction of our obligations under our debt instruments and other working capital requirements. As of September 30, 2021, we had outstanding borrowings of $209.3 million on our $250.0 million corporate bank line of credit maturing in April 2022. Additionally, we have purchase commitments, which have the ability to be canceled without significant penalties, with multiple suppliers to purchase $30.0 million of photovoltaic modules, inverters and batteries by the end of 2022. In January 2021, we issued $400.0 million of convertible senior notes with a maturity date of February 1, 2026, for net proceeds of approximately $389.0 million. Our business model requires substantial outside financing arrangements to grow the business and facilitate the deployment of additional solar energy systems. The solar energy systems that are operational are expected to generate a positive return rate over the term of the Customer Agreement, typically 20 or 25 years. However, in order to grow, we will continue to be dependent on financing from outside parties. If financing is not available to us on acceptable terms if and when needed, we may be required to reduce planned spending, which could have a material adverse effect on our operations. While there can be no assurances, we anticipate raising additional required capital from new and existing investors. We believe our cash, investment fund commitments and available borrowings as further described below will be sufficient to meet our anticipated cash needs for at least the next 12 months. The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2021	2020

	(in thousands)
Consolidated cash flow data:
Net cash used in operating activities	$(535,829)	$(166,759)
Net cash used in investing activities	(1,197,970)	(686,752)
Net cash provided by financing activities	1,966,712	871,796
Net change in cash and restricted cash	$232,913	$18,285
Operating Activities
During the nine months ended September 30, 2021, we used $535.8 million in net cash from operating activities. The driver of our operating cash outflow consists of the cost of our revenue, as well as sales, marketing and general and administrative costs. During the nine months ended September 30, 2021, our operating cash outflows were $208.2 million from our net loss excluding non-cash and non-operating items. Changes in working capital resulted in a net cash outflow of $327.6 million.

During the nine months ended September 30, 2020, we used $166.8 million in net cash from operating activities. The driver of our operating cash inflow consists of the costs of our revenue, as well as sales, marketing and general and administrative costs. During the nine months ended September 30, 2020, our operating cash outflows were $146.3 million from our net loss excluding non-cash and non-operating items. Changes in working capital resulted in a net cash inflow of $20.5 million.
Investing Activities
During the nine months ended September 30, 2021, we used $1,198.0 million in cash in investing activities. The majority was used to design, acquire and install solar energy systems and components under our long-term Customer Agreements.
During the nine months ended September 30, 2020, we used $686.8 million in cash in investing activities. The majority was used to design, acquire and install solar energy systems and components under our long-term Customer Agreements.
Financing Activities
During the nine months ended September 30, 2021, we generated $1,966.7 million from financing activities. This was primarily driven by $748.1 million in net proceeds from fund investors and $1,246.1 million in net proceeds from debt, offset by acquisition of noncontrolling interest of $41.6 million and $9.2 million in repayments under finance lease obligations.

During the nine months ended September 30, 2020, we generated $871.8 million from financing activities. This was primarily driven by $555.0 million in net proceeds from fund investors and $211.7 million in net proceeds from debt, offset by $7.8 million in repayments under finance lease obligations.

Debt and Investing Fund Commitments
As of September 30, 2021, we had committed and available capital of approximately $495.3 million that may only be used to purchase and install solar energy systems. We intend to establish new investment funds in the future, and we may also use debt, equity or other financing strategies to finance our business. For a discussion of the terms and conditions of debt instruments and changes thereof in the period, refer to Note 8, Indebtedness, to our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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
In connection with that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective and designed to provide reasonable assurance that the information required to be disclosed is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms as of September 30, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15I and 15d-15I under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
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

The COVID-19 pandemic has had an unprecedented impact on the U.S. economy and has impacted our business and created significant uncertainties for our industry and the economy in general. As COVID-19 continues to spread and impact the country, effects such as the widespread growth in infections, travel restrictions, quarantines, return-to-work restrictions, government regulations, and site closures have impacted and may continue to impact our ability to staff sales and operations centers and install and maintain solar energy systems in the field, as well as direct-to-home sales activities of our Vivint Solar business. Vaccines for COVID-19 have been developed and are being administered in the United States and various countries around the world, nonetheless, the long-term efficacy, adoption rate, ease of accessibility, and other uncertain factors may prolong the impacts of the pandemic. The rise of increasingly infectious strains of COVID-19, such as the Delta variant, have presented additional challenges and unpredictability that may result in workforce constraints, delays, and additional costs, particularly in regions experiencing significant outbreaks.

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

The global COVID-19 pandemic continues to rapidly evolve. The ultimate impact of the pandemic is highly uncertain, dependent on future developments that cannot be accurately predicted, and subject to change. We do not yet know the full extent of potential delays or impacts on our business, operations or the global economy as a whole. However, these effects could have a material impact on our operations. We will continue to monitor developments affecting our workforce, our customers, and our business operations generally and will take additional actions that we determine are necessary in order to mitigate the impacts, however, any steps we take may be inadequate and, as a result, our business may be harmed.

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

The United States and China each imposed additional new tariffs in 2018 on various products imported from the other country. These include an additional 25% tariff on solar panels and cells that are manufactured in China and a tariff on inverters, certain batteries and other electrical equipment initially set at 10%. In May 2019, the 10% tariff was increased to 25%. The United States also has, from time to time, considered tariffs on goods imported from other countries. For example, in August 2021, an anonymous group of U.S. solar manufacturers filed petitions with the U.S. Department of Commerce alleging that Chinese companies are evading antidumping and countervailing duty (AD/CVD) orders on crystalline silicon photovoltaic cells and modules, which are used in the production of solar panels. The petitions requested federal investigations into Chinese firms allegedly circumventing tariffs by manufacturing in Malaysia, Vietnam and Thailand, and seek to apply the existing tariffs on China to the specific companies in these three countries. The Department of Commerce is expected by late November 2021 to decide whether to initiate an investigation.

In addition, the withhold release order issued by the U.S. Customs and Border Protection (CBP) on June 24, 2021 applicable to certain silica-based products, such as polysilicon, included in the manufacturing of solar panels by larger producers in the Xinjiang Uygur Autonomous Region of China, and any other allegations regarding forced labor in China and U.S. trade regulations to prohibit the importation of any goods derived from forced labor, could affect our supply chain and operations. Although we have implemented policies and procedures to maintain compliance with applicable laws and regulations, these and other similar trade restrictions that may be imposed in the future could restrict the global supply of polysilicon and solar products. This could result in near-term demand for available solar energy systems at higher costs, as well as increase the cost of polysilicon and the overall cost of solar energy systems, potentially reducing demand for our products and services.

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

Utilities could also offer other value-added products or services that could help them compete with us even if the cost of electricity they offer is higher than ours. In addition, a majority of utilities’ sources of electricity are non-solar, which may allow utilities to sell electricity more cheaply than we can. Moreover, regulated utilities are increasingly seeking approval to “rate-base” their own residential solar and battery businesses. Rate-basing means that utilities would receive guaranteed rates of return for their solar and battery businesses. This is already commonplace for utility-scale solar projects and commercial solar projects. While few utilities to date have received regulatory permission to rate-base residential solar or storage, our competitiveness would be significantly harmed should more utilities receive such permission because we do not receive guaranteed profits for our solar service offerings.

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

As of September 30, 2021, a substantial majority of states have adopted net metering policies. Net metering policies are designed to allow homeowners to serve their own energy load using on-site generation. Electricity that is generated by a solar energy system and consumed on-site avoids a retail energy purchase from the applicable utility, and excess electricity that is exported back to the electric grid generates a retail credit within a homeowner’s monthly billing period. At the end of the monthly billing period, if the homeowner has generated excess electricity within that month, the homeowner typically carries forward a credit for any excess electricity to be offset against future utility energy purchases. At the end of an annual billing period or calendar year, utilities either continue to carry forward a credit, or reconcile the homeowner’s final annual or calendar year bill using different rates (including zero credit) for the exported electricity.

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

In addition, in early 2016 we had ceased new installations in Nevada in response to the elimination of net metering by the Public Utilities Commission of Nevada (“PUCN”). However, in September 2016, the PUCN issued an order making customers eligible for the prior net metering rules if they had installed a solar energy system or had submitted a net metering application prior to December 31, 2015. Furthermore, in June 2017, Nevada enacted legislation, AB 405, that restores net metering at a reduced credit and guarantees new customers receive the net metering rate in effect at the time they applied for interconnection for 20 years. As another example, in December 2016, the Arizona Corporation Commission (“ACC”) issued a decision to eliminate net metering for new solar customers and replace it with a net-feed in tariff (a fixed export rate). In 2019 Connecticut extended net metering through the end of 2021, after which two successor tariffs will take effect. On February 10, 2021 the Public Utilities Regulatory Authority issued an order creating the successor tariffs which will initially provide a net metering-equivalent value but in the future may be reduced on an annual basis as determined through a rate setting process. In November 2017, the Utah Public Service Commission (“Utah PSC”) approved a settlement between the solar industry and Rocky Mountain Power, the main investor-owned utility in Utah. The agreement reduced the compensation customers receive for power exported to the grid by about 10% below the retail rate. The Utah PSC then initiated a case to quantify the value of power exported from behind-the-meter solar energy systems. In December 2020, after a three-year case, the Utah PSC established a new compensation rate at roughly 45% below the average retail rate.

Some states set limits on the total percentage of a utility’s customers that can adopt net metering or set a timeline to evaluate net metering successor tariffs. For example, South Carolina passed legislation in 2019 that required review of net metering after two years. In 2021, the SC Public Service Commission approved a portion of Duke Energy’s proposal that maintains the net metering framework (with the final adoption pending) and rejected a proposal to eliminate net metering altogether. In 2021 legislation, Illinois changed its net metering threshold from a percentage of customers to a date certain (December 31, 2024) with a directed successor tariff. New Jersey currently has no net metering cap; however, it has a threshold that triggers commission review of its net metering policy. These policies could be subject to change in the future, and other states we serve now or in the future may adopt net metering caps. If the net metering caps in these jurisdictions are reached without an extension of net metering policies, homeowners in those jurisdictions will not have access to the economic value proposition net metering provides. Our ability to sell our solar service offerings may be adversely impacted by the failure to extend existing limits to net metering or the elimination of currently existing net metering policies. The failure to adopt a net metering policy where it currently is not in place would pose a barrier to entry in those states. Additionally, the imposition of charges that only or disproportionately impact homeowners that have solar energy systems, or the introduction of rate designs mentioned above, would adversely impact our business.

California’s Public Utilities Commission (“CPUC”) has made changes to rate design for solar customers, such as adopting "time of use" rates with different electricity prices during peak and off peak hours, as well as modifications to the minimum bill for solar customers. The CPUC is revisiting its net metering policy in a proceeding that began in the third quarter of 2020 and is expected to conclude near the end of 2021 and not take effect until sometime in 2022, or in early 2023. The California investor-owned utilities, along with other parties, are seeking to reduce the level of compensation for customer-owned generation and to impose grid access fees on solar customers. Similarly, certain California municipal utilities, which are not regulated by the CPUC and would not be governed by the CPUC's net metering policy, have also announced they plan to review their net metering policies. For example, in September 2021, the Sacramento Municipal Utility District (SMUD) announced a change in its solar tariff, reducing the compensation of solar energy exported to the grid for new solar customers effective March 1, 2022. Such reviews have been taking place at California municipal utilities since 2015.

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

Our Customer Agreements are third-party ownership arrangements. Sales of electricity by third parties face regulatory challenges in some states and jurisdictions. These challenges pertain to issues such as whether third-party-owned systems qualify for the same rebates, tax exemptions or other non-tax incentives available for homeowner-owned solar energy systems, whether third-party-owned systems are eligible at all for these incentives, and whether third-party-owned systems are eligible for net metering and the associated significant cost savings. In 2021, South Carolina enacted legislation providing a solar property tax exemption. Texas and Connecticut clarified through legislation that third-party owned residential solar systems would be treated the same as customer-owned systems, and would qualify for the existing residential solar property tax exemption. Adverse regulatory treatment of third-party ownership arrangements could reduce demand for our solar service offerings, adversely impact our access to capital and cause us to increase the price we charge customers for energy.

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

Interconnection regulations are based on claims from utilities regarding the amount of solar energy that can be connected to the grid without causing grid reliability issues or requiring significant grid upgrades. Although recent rulings from the Hawaii Utilities Commission have helped resolve some problems, historically, interconnection limits or circuit-level caps have slowed the pace of our installations in Hawaii. Similar interconnection limits could slow our future installations in Hawaii or other markets, harming our growth rate and customer satisfaction scores. Similarly, the California and Hawaii Public Utilities Commissions require the activation of some advanced inverter functionality to head off presumed grid reliability issues, which may require more expensive equipment and more oversight of the operation of the solar energy systems over time. As a result, these regulations may hamper our ability to sell our offerings in certain markets and increase our costs, adversely affecting our business, operating results, financial condition, and prospects. These advanced functions will become more commonplace as regions start to require 1547-2018 inverters, with activation of some advanced functions starting January 2022 in Maryland, Colorado, New York, Massachusetts and Arizona, with more to follow.

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

We and our solar partners depend on a limited number of suppliers of solar panels, batteries, and other system components to adequately meet anticipated demand for our solar service offerings. Any shortage, bottlenecks, delay or component price change from these suppliers, or the acquisition of any of these suppliers by a competitor, could result in sales and installation delays, cancellations, and loss of market share.

We and our solar partners purchase solar panels, inverters, batteries, and other system components from a limited number of suppliers, making us susceptible to quality issues, shortages, bottlenecks, and price changes. If we or our solar partners fail to develop, maintain and expand our relationships with these or other suppliers, we may be unable to adequately meet anticipated demand for our solar service offerings, or we may only be able to offer our systems at higher costs or after delays. If one or more of the suppliers that we or our solar partners rely upon to meet anticipated demand ceases or reduces production, we may be unable to quickly identify alternate suppliers or to qualify alternative products on commercially reasonable terms, and we may be unable to satisfy this demand.

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

Similarly, there is a limited number of suppliers of batteries. Once we design a system for use with a particular battery, if that type of battery is not readily available from our supplier, we may incur delays and additional expenses to install the system or be forced to redesign the system. Global demand has increased for lithium-ion battery cells, which may cause challenges for our battery suppliers, including delays or price volatility. Any such delays or reduced availability of battery cells (or other component materials) may impact our sales and operating results. Further, these risks may increase as market demand for our solar and battery offering grows.

There have also been periods of industry-wide shortage of key components, including solar panels, batteries and inverters, in times of rapid industry growth or regulatory change. For example, guidance from the IRS on the steps required for construction to be deemed to have commenced in time to qualify for federal investment tax credits resulted in significant module shortages in the market as utilities and large commercial customers started purchasing supplies in advance of the December 2019 deadline to qualify for a 30% Commercial ITC. Further, new or unexpected changes in rooftop fire codes or building codes may require new or different system components to satisfy compliance with such newly effective codes or regulations, which may not be readily available for distribution to us or our suppliers. The manufacturing infrastructure for some of these components has a long lead time, requires significant capital investment and relies on the continued availability of key commodity materials, potentially resulting in an inability to meet demand for these components and, as a result, could negatively impact our ability to install systems in a timely manner. Additionally, any decline in the exchange rate of the U.S. dollar compared to the functional currency of our component suppliers could increase our component prices. Any of these shortages, delays or price changes could limit our growth, cause cancellations or adversely affect our operating margins, and result in loss of market share and damage to our brand.

In addition, our supply chain and operations (or those of our partners) could be subject to events beyond our control, such as earthquakes, wildfires, flooding, hurricanes, tsunamis, typhoons, volcanic eruptions, droughts, tornadoes, the effects of climate change and related extreme weather, public health issues and pandemics, war, terrorism, government restrictions or limitations on trade, and geo-political unrest and uncertainties. For example, COVID-19 has caused disruptions to the supply chain across the global economy, including within the solar industry, and we are working with our equipment suppliers to minimize disruptions to our operations. The extent to which the COVID-19 pandemic may continue to impact our supply chain and operations is uncertain. The extent of the impact of the COVID-19 pandemic on our business and operations will depend on several factors that are indeterminable at this time, such as the duration, severity, and geographic spread of the outbreak and the impact of variants.

Human rights issues in foreign countries and the U.S. government response to them could also disrupt our supply chain and operations. For example, the withhold release order issued by the U.S. Customs and Border Protection (CBP) on June 24, 2021 applicable to certain silica-based products manufactured in the Xinjiang Uygur Autonomous Region of China, and any other allegations regarding forced labor in China and U.S. trade regulations to prohibit the importation of any goods derived from forced labor, could affect our supply chain and operations. Although we have implemented policies and procedures to maintain compliance with applicable laws and regulations, these and other similar trade restrictions that may be imposed in the future could restrict the global supply of polysilicon and solar products. This could result in near-term demand for available solar energy systems at higher costs, as well as increase the cost of polysilicon and the overall cost of solar energy systems, potentially reducing demand for our products and services.

As the primary entity that contracts with customers, we are subject to risks associated with construction, cost overruns, delays, customer cancellations, regulatory compliance, and other contingencies, any of which could have a material adverse effect on our business and results of operations.

We are a licensed contractor in certain communities that we service, and we are ultimately responsible as the contracting party for every solar energy system installation. We may be liable, either directly or through our solar partners, to customers for any damage we cause to them, their home, belongings, or property during the installation of our systems. For example, we, either directly or through our solar partners, frequently penetrate customers’ roofs during the installation process and may incur liability for the failure to adequately weatherproof such penetrations following the completion of construction. In addition, because the solar energy systems we or our solar partners deploy are high voltage energy systems, we may incur liability for any failure to comply with electrical standards and manufacturer recommendations.

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

We typically bear the risk of loss and are generally obligated to cover the cost of maintenance, repair and removal for any solar energy system that we sell or lease to our investment funds. At the time we sell or lease a solar energy system to an investment fund, we enter into a maintenance services agreement where we agree to operate and maintain the system for a fixed fee that is calculated to cover our future expected maintenance costs. If our solar energy systems require an above-average amount of repairs or if the cost of repairing systems were higher than our estimate, we would need to perform such repairs without additional compensation. If our solar energy systems, more than 40% of which were located in California as of September 30, 2021, are damaged as the result of a natural disaster beyond our control, losses could exceed or be excluded from, our insurance policy limits, and we could incur unforeseen costs that could harm our business and financial condition. We may also incur significant costs for taking other actions in preparation for, or in reaction to, such events. We purchase property insurance with industry standard coverage and limits approved by an investor’s third-party insurance advisors to hedge against such risk, but such coverage may not cover our losses.

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

As of September 30, 2021, more than 40% of our customers were in California, and we expect many of our future installations to be in California, which could further concentrate our customer base and operational infrastructure. Accordingly, our business and results of operations are particularly susceptible to adverse economic, regulatory, political, weather and other conditions in this market, including the impacts of the COVID-19 pandemic, and in other markets that may become similarly concentrated, in particular the east coast, where we have seen significant growth recently.

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

Our Customer Agreements are typically for 20 or 25 years and require the customer to make monthly payments to us. Accordingly, we are subject to the credit risk of customers. As of September 30, 2021, the average FICO score of our customers under a Customer Agreement with a monthly payment schedule remained at or above 740, which is generally categorized as a “Very Good” credit profile by the Fair Isaac Corporation. However, this may decline to the extent FICO score requirements under future investment funds are relaxed. While customer defaults have been immaterial to date, we expect that the risk of customer defaults may increase as we grow our business. Due to the immaterial amount of customer defaults to date, our reserve for this exposure is minimal, and our future exposure may exceed the amount of such reserves. If we experience increased customer credit defaults, our revenue and our ability to raise new investment funds could be adversely affected. If economic conditions worsen, certain of our customers may face liquidity concerns and may be unable to satisfy their payment obligations to us on a timely basis or at all, which could have a material adverse effect on our financial condition and results of operations.

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

Regulators may limit the type of electricians qualified to install and service our solar and battery systems in California, which may result in workforce shortages, operational delays, and increased costs.

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

A significant portion of our customer base is in California, and as the state deals with growing wildfire risk and grid instability, an increasing number of our customers are choosing our solar and battery offerings. If we are unable to hire, develop and retain sufficient certified electricians, our growth of solar and battery customers in California may be significantly constrained, which would negatively impact our operating results.

The California Solar and Storage Association (CALSSA) sued alleging the CSLB failed to follow the required rulemaking process. On October 4, 2021, the Attorney General of California filed in San Francisco Superior Court a written stipulation agreeing to voluntarily “stay” enforcement of the CSLB July 27, 2021 decision. As a result, C-46 certified workers are allowed to continue to install solar and storage systems on and after November 1, 2021. Our workforce has led the industry in safely installing solar and battery systems for tens of thousands of customers across the country, and we intend to work with regulators, industry partners, and stakeholders to grow the solar and battery market throughout California.

The loss of one or more members of our senior management or key employees may adversely affect our ability to implement our strategy.

We depend on our experienced management team, and the loss of one or more key executives could have a negative impact on our business. Effective August 31, 2021, Ms. Jurich transitioned from her role as our Chief Executive Officer to the role of Co-Executive Chair and Mary Powell became our new Chief Executive Officer. Our future success depends in part on successfully transitioning Ms. Powell into her new role. With any change in leadership, there is a risk to organizational effectiveness and employee retention as well as the potential for disruption to our business. None of our key executives or our key employees are bound by employment agreements for any specific term, and we may be unable to replace key members of our management team and key employees in the event we lose their services. Integrating new employees into our management team could prove disruptive to our operations, require substantial resources and management attention and ultimately prove unsuccessful. An inability to attract and retain sufficient managerial personnel who have critical industry experience and relationships could limit or delay our strategic efforts, which could have a material adverse effect on our business, financial condition, and results of operations.

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

Each of our executive officers, directors and each of our stockholders who beneficially own 5% or more of our outstanding common stock and their affiliates, in the aggregate, beneficially own approximately 33.2% of the outstanding shares of our common stock, based on the number of shares outstanding as of September 30, 2021. As a result, these stockholders, if acting together, will be able to influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. They may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentrated control may have the effect of delaying or preventing a change in control of our company, could deprive our stockholders of an opportunity to receive a premium for their capital stock and might ultimately affect the market price of our common stock.

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

10.1¥
Second Amendment to the Credit Agreement, dated as of October 8, 2021, among Sunrun Luna Portfolio 2021, LLC, Credit Suisse AG, New York Branch (as administrative agent) and each of the lenders and funding agents identified on the signature pages thereto.
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

SUNRUN INC.

Date: November 4, 2021	By:	/s/ Mary Powell
Mary Powell
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Tom vonReichbauer
Tom vonReichbauer
Chief Financial Officer
(Principal Financial Officer)