Form 10-K
period 2021-12-31
Sunrun Inc.
filed 2022-02-17
CIK 1469367

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.       ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The Nasdaq Stock Market on, June 30, 2021 was approximately $11.2 billion.
As of February 14, 2022, the number of shares of the registrant’s common stock outstanding was 208,418,561.
Portions of the information called for by Part III of this Form 10-K is hereby incorporated by reference from the definitive Proxy Statements for our annual meeting of stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2021.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

The discussion in this Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and the Private Securities Litigation Reform Act of 1995, which statements involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. Forward-looking statements contained in this Annual Report on Form 10-K include, but are not limited to, statements about:

•the potential effects of the COVID-19 pandemic, including its variants, on our business and operations, results of operations and financial position;

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

•our strategic partnerships and investments and the expected benefits of such partnerships and investments;

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

Selected Risks Related to the Impacts of COVID-19

•The COVID-19 pandemic, including its variants, has had and could continue to have an adverse impact on our business, operations and the markets and communities in which we operate. Efforts to mitigate or contain the pandemic and the resulting weakened economic conditions may disrupt and adversely affect our business.

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

Selected Risks Related to Regulation and Policy

•We rely on certain utility rate structures, such as net metering, to offer competitive pricing to customers in all of our current markets, and changes to such policies, such as those currently under consideration by the California Public Utilities Commission, may significantly reduce demand for electricity from our solar service offerings.
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

•We and our solar partners depend on a limited number of suppliers of solar panels, batteries, and other system components to adequately meet anticipated demand for our solar service offerings. Any shortage, bottlenecks, delay, detentions or component price change from these suppliers, or the acquisition of any of these suppliers by a competitor, could result in sales and installation delays, cancellations and loss of market share.
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
•Regulators may limit the type of electricians qualified to install and service our solar and battery systems in California, which may result in workforce shortages, operational delays, and increased costs.
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
•Our business currently depends on the availability of utility rebates, tax credits and other benefits, tax exemptions and exclusions, and other financial incentives. We may be adversely affected by changes in U.S. tax laws, and the expiration, elimination or reduction of these benefits could adversely impact our business.

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

We have experienced substantial growth in our business and operations since our inception in 2007, as well as through our acquisition of Vivint Solar on October 8, 2020. As of December 31, 2021, we operated the largest fleet of residential solar energy systems in the United States. We have a Networked Solar Energy Capacity of 4,677 Megawatts as of December 31, 2021, which represents the aggregate megawatt production capacity of our solar energy systems that have been recognized as deployments, from the company’s inception through the measurement date. Our Gross Earning Assets as of December 31, 2021 were approximately $9.7 billion. Please see the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Key Operating Metrics” for more details on how we calculate Networked Solar Energy Capacity and Gross Earning Assets.

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
•Sales partners: sales and lead generation partners who provide us with high-quality leads and customers at competitive prices. We typically compensate our sales partners on a per customer basis for the sales and lead generation services they perform for us. All contracts are between the customer and us, based on a price set by us.
•Installation partners: trusted installation partners who procure and install a subset of our solar energy systems as our subcontractors and allow us to deploy a mix of in-house and outsourced installation capabilities more efficiently. We compensate our installation partners on a per solar energy system basis for the procurement of materials and installation work they perform for us. Installation partners are solely our subcontractors and do not enter into any agreements with our customers.

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

If a customer sells his or her home, the customer has the right to purchase the system or assign the Customer Agreement to the new homeowner, provided the new homeowner meets our credit requirements and agrees to be bound by the terms and conditions of the Customer Agreement. In connection with this service transfer, the customer may prepay all or a portion of the remaining payments due under the Customer Agreement to lower or eliminate the monthly rate to be paid by the new homeowner. If the customer fails to purchase the system or assign the Customer Agreement to a new homeowner, we may negotiate directly with the new homeowner to transfer the Customer Agreement (at times on modified terms) and/or look to the original customer to pay all remaining payments due. We have completed thousands of service transfers and, from inception through December 31, 2021, the aggregate expected net present value of the Customer Agreements once assigned represented approximately 100% of what it was prior to assignment.
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
Supply Chain
We purchase equipment, including solar panels, inverters and batteries from a limited number of manufacturers and suppliers. If we fail to maintain or expand our relationships with these suppliers and manufacturers, or if one or more that we rely upon to meet anticipated demand reduces or ceases production, it may be difficult to quickly identify and qualify alternatives on acceptable terms. In addition, equipment prices may increase in the coming years, or not decrease at the rates we historically have experienced, due to tariffs or other factors. As discussed in Item 1A. Risk Factors "We have historically benefited from declining costs in our industry, and our business and financial results may be harmed not only as a result of any increases in costs associated with our solar service offerings but also any failure of these costs to continue to decline as we currently expect. If we do not reduce our cost structure in the future, our ability to continue to be profitable may be impaired.” Section 201 tariffs on solar modules were imposed beginning in 2018 and were extended through 2026. While these tariffs have not had a material negative impact on our business, we believe the tariffs were a contributing factor to smaller decreases to equipment costs than we would have otherwise experienced in 2021.
In addition, federal agencies and Congress are increasing enforcement against the importation of products suspected of being manufactured with forced labor. U.S. customs enforcement and the implementation of a new federal law could negatively impact our supply chain and the availability of products that we use to conduct our business. See “Risks Related to the Solar Industry” below for more information.
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
Intellectual Property
As of December 31, 2021, we had 36 issued patents and 12 filed patent applications in the United States and foreign jurisdictions relating to a variety of aspects of our solar solutions. Our issued U.S. patents will expire 20 years from their respective filing dates, with the earliest expiring in 2029. We intend to file additional patent applications as we continue to innovate through our research and development efforts.
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
Our operations are subject to stringent and complex federal, state and local laws, including regulations governing the occupational health and safety of our employees and wage regulations. For example, we are subject to the requirements of the federal Occupational Safety and Health Act, as amended (“OSHA”), the U.S. Department of Transportation (“DOT”), and comparable state laws that protect and regulate employee health and safety. We endeavor to maintain compliance with applicable DOT, OSHA and other comparable government regulations. However, we have in the past experienced workplace accidents and received citations from regulators resulting in fines, as discussed in Item 1A. Risk Factors "Compliance with occupational safety and health requirements and best practices can be costly, and noncompliance with such requirements may result in potentially significant penalties, operational delays and adverse publicity.” These incidents have not had a material impact on our business or our relations with our employees.
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

    The federal government currently offers an investment tax credit (“Commercial ITC”) under Section 48(a) of the Internal Revenue Code of 1986, as amended (the “Code”), for the installation of certain solar power facilities owned for business purposes. If construction on the facility began before January 1, 2020, the amount of the Commercial ITC available is 30%, if construction began during 2020, 2021, or 2022 the amount of the Commercial ITC available is 26%, and if construction begins during 2023 the amount of the Commercial ITC available is 22%. The Commercial ITC steps down to 10% if construction of the facility begins after December 31, 2023 or if the facility is not placed in service before January 1, 2026. The depreciable basis of a solar facility is also reduced by 50% of the amount of any Commercial ITC claimed. The Internal Revenue Service (the “IRS”) provided taxpayers guidance in Notice 2018-59 for determining when construction has begun on a solar facility. This guidance is relevant for any facilities which we seek to deploy in future years but take advantage of a higher tax credit rate available for an earlier year. For example, we have sought to avail ourselves of the methods set forth in the guidance to retain the 30% Commercial ITC that was available prior to January 1, 2020 by incurring certain costs and taking title to equipment in 2019 or early 2020 and/or by performing physical work on components that will be installed in solar facilities. From and after 2023, we may seek to avail ourselves of the 26% credit rate by using these methods to establish the beginning of construction in 2020, 2021, or 2022 and we may plan to similarly further utilize the program in future years if the Commercial ITC step down continues. Congress may extend or otherwise alter the Commercial ITC, as well as the depreciation benefits for solar, via legislation in 2022.
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
Human Capital Management
At Sunrun, we are obsessed with our customers and our mission to work together to electrify homes, powered by a planet run by the sun. That is only made possible by focusing on and investing in our people.

At Sunrun, the foundation of all our talent programs and initiatives is fostering a culture of inclusive, connected and innovative teams. In 2021, we focused on talent attraction and acquisition, talent upskilling and bringing out the best in our employees to prepare us for accelerated growth and to meet our customer needs. We expanded our conscious leadership training strategy to encompass all management levels and launched an Everyday Leadership framework for all employees. We also introduced PowerU, an internal learning marketplace offering employees the ability to improve their skills and advance their careers by pursuing degrees and certifications fully funded by Sunrun.

Inclusion and Diversity. We believe we will accomplish our goals by having a diverse team that reflects the diversity of our customers and who can connect with the unique experiences and backgrounds of our customers. Our six Employee Resource Groups (ERGs) have grown to a membership of over 1,200 employees as of December 31, 2021. These ERGs promote connection and communication among our employees, assist in the development and facilitation of programming that supports personal and professional development while also supporting the company’s objectives. Annually, as part of our larger impact report on environment, sustainability and governance, we share details on our strategies, focus areas, outcomes achieved and workforce demographics.

Human Capital. As of December 31, 2021, we had approximately 11,383 full-time employees, inclusive of our active direct-to-home salesforce. Our front-line sales and installation teams are 84% of our total workforce. We also engage independent contractors and consultants. None of our employees are covered by collective bargaining agreements. We have not experienced any work stoppages.

Supporting Our Employees through COVID-19. We stay committed to keeping our customers and employees safe and healthy. In response to COVID-19, our cross functional task force continues to monitor safety standards and implement additional policies and protocols for employees.
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

Risks Related to the Impacts of COVID-19

The COVID-19 pandemic, including its variants, has had and could continue to have an adverse impact on our business, operations, and the markets and communities in which we operate. Efforts to mitigate or contain the pandemic and the resulting weakened economic conditions may disrupt and adversely affect our business.

The COVID-19 pandemic has had an unprecedented impact on the U.S. economy and has impacted our business and created significant uncertainties for our industry and the economy in general. As COVID-19 and its variants continue to spread and impact the country, effects such as the widespread growth in infections, travel restrictions, quarantines, return-to-work restrictions, government regulations, supply chain disruptions, workforce shortages, and site closures have impacted and may continue to impact our ability to staff sales and operations centers and install and maintain solar energy systems in the field, as well as direct-to-home sales activities of our Vivint Solar business. Vaccines and treatments for COVID-19 have been developed and are being administered in the United States and various countries around the world, nonetheless, the long-term efficacy, adoption rate, ease of accessibility, and other uncertain factors may prolong the impacts of the pandemic. The rise of increasingly infectious strains of COVID-19, such as the Delta and Omicron variants, has presented additional challenges and unpredictability that have, and may continue to have, resulted in workforce constraints, delays, and additional costs, particularly in regions experiencing significant outbreaks.

Due to these impacts and uncertainties, we have accelerated our transition to a more digital sales-focused model and reduced the size of certain parts of our workforce, particularly in our retail sales channels. We believe that the actions we have taken, and may continue to take in the future, to address these impacts will better position our company to manage these risks; however, we cannot ensure that the steps we have taken will be successful, and such steps may also disrupt our operations, impede our productivity, or otherwise be ineffective in a rapidly changing environment.

Furthermore, we are taking steps to mitigate the potential risks to us posed by the spread of COVID-19. For example, we are taking extra precautions to safeguard our employees who work in the field and for employees who continue to work in our facilities, including implementing social distancing policies, and have implemented work-from-home policies where appropriate. We have also implemented several protocols aimed at safeguarding customers. Because we provide a critical service to our customers, we believe that we must take steps aimed at keeping our employees and customers safe and minimizing unnecessary risk of exposure to the virus. Even with the mitigation strategies we have employed, we may not be successful in limiting the spread of COVID-19 among our employees or our customers, which could damage our reputation among our employee base and among our customers and materially and adversely impact our business and damage our reputation.

In an effort to curtail the spread of the disease, governing bodies and agencies, such as the Centers for Disease Control and Prevention, have continued to recommend protective measures, including those related to the wearing of facial coverings in public spaces, obtaining vaccines and booster shots, and isolating upon exposure. At Sunrun, we implemented a company-wide COVID-19 vaccine rewards campaign to encourage vaccination among team members. The prevalence of and frequency at which various state and local jurisdictions are adopting executive orders, shelter-in-place orders, quarantines, and similar government orders and restrictions on the operations of many businesses and industries in efforts to mitigate the impacts of COVID-19 and its variants have declined significantly. However, reinstatement of these types of measures to combat the virus and its variants could negatively impact our operations and ability to do business.

The COVID-19 pandemic has also led to significant volatility in global financial markets, which could negatively affect our cost of and access to capital and could have an adverse impact on customer demand and the financial health and credit risk associated with our customers. Future disruptions or instability in capital markets could also negatively impact our ability to raise capital from third parties, such as tax equity partners, to grow our business. In addition, significant inflation, a recession, or a market correction resulting from the impacts of the COVID-19 pandemic could adversely affect our business and the value of our common stock. The full economic impact of the pandemic is still not known. Our customers may face reduced income, unemployment or increased medical bills as a result of the pandemic, which could negatively impact their ability to pay for our services and may cause potential new customers to delay or choose not to engage in a dialogue with us about our services, which may materially and adversely impact our business.

COVID-19 has caused disruptions to the supply chain across the global economy, including within the solar industry, and we are working with our equipment suppliers to minimize disruptions to our operations. Certain suppliers have experienced, and may continue to experience, delays related to a variety of factors, including logistical delays, component shortages from upstream vendors, and COVID-related factory shutdowns. We continue to monitor the situation and are working closely with our solar partners and suppliers to develop contingency plans for potential operations and supply chain interruptions.

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

The solar energy industry is an emerging and constantly evolving market opportunity. We believe the solar energy industry is still developing and maturing, and we cannot be certain that the market will grow to the size or at the rate we expect. For example, we have experienced increases in cancellations of our Customer Agreements in certain geographic markets during various periods in our operating history. Any future growth of the solar energy market and the success of our solar service offerings depend on many factors beyond our control, including recognition and acceptance of the solar service market by consumers, the pricing of alternative sources of energy, a favorable regulatory environment, the continuation of expected tax benefits and other incentives, and our ability to provide our solar service offerings cost effectively. If the markets for solar energy do not develop to the size or at the rate we expect, our business may be adversely affected.

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

Declining costs related to raw materials, manufacturing and the sale and installation of our solar service offerings have been a key driver in the pricing of our solar service offerings and, more broadly, customer adoption of solar energy. While historically the prices of solar panels and raw materials have declined, the cost of solar panels and raw materials could increase in the future, and such products’ availability could decrease, due to a variety of factors, including restrictions stemming from the COVID-19 pandemic, supply chain disruptions, tariffs and trade barriers, export regulations, regulatory or contractual limitations, industry market requirements, and changes in technology and industry standards.

For example, we and our solar partners purchase a significant portion of the solar panels used in our solar service offerings from overseas manufacturers. In January 2018, in response to a petition filed under Section 201 of the Trade Act of 1974, the United States imposed four-year tariffs on imported solar modules and imported solar cells not assembled into other products (the “Section 201 Module Tariffs”) that apply to all imports above a 2.5 gigawatts (GW) annual threshold. The Section 201 Module Tariffs were 30% in 2018 and stepped down by 5% each year. While the tariffs were scheduled to expire in February 2022, U.S. International Trade Commission recommended that the Biden Administration extend the tariffs for another four years. On February 4, 2022, the Biden Administration announced a four-year extension of the Section 201 tariffs starting at 14.75%, with a modest reduction to the tariff rate each year. The decision exempted bifacial modules from the tariffs as well as 5 GW of imported solar cells each year.

The United States and China each imposed additional new tariffs in 2018 on various products imported from the other country. These include an additional 25% tariff imposed under Section 301 of the Trade Act of 1974 on solar panels and cells that are manufactured in China and a tariff on inverters, certain batteries and other electrical equipment initially set at 10%. In May 2019, the 10% tariff was increased to 25%. The United States also has, from time to time, considered tariffs on goods imported from other countries. For example, in August 2021, an anonymous group of U.S. solar manufacturers filed petitions with the U.S. Department of Commerce alleging that Chinese companies are evading antidumping and countervailing duty (AD/CVD) orders on crystalline silicon photovoltaic cells and modules, which are used in the production of solar panels. The petitions requested federal investigations into Chinese firms allegedly circumventing tariffs by manufacturing in Malaysia, Vietnam and Thailand, and seek to apply the existing tariffs on China to the specific companies in these three countries. Ultimately, the Department of Commerce objected to the petition and it expired.

In addition, the withhold release order issued by the U.S. Customs and Border Protection (CBP) on June 24, 2021 applicable to certain silica-based products, such as polysilicon, included in the manufacturing of solar panels, and any other allegations regarding forced labor in China and U.S. trade regulations to prohibit the importation of any goods derived from forced labor, could affect our supply chain and operations. Further, the Uyghur Forced Labor Prevention Act that President Biden signed into law on December 23, 2021 could also impact our supply chain and operations. Although we have implemented policies and procedures to maintain compliance with applicable laws and regulations, these and other similar trade restrictions that may be imposed in the future could restrict the global supply of polysilicon and solar products. This could result in near-term demand for available solar energy systems despite higher costs, as well as increase the cost of polysilicon and the overall cost of solar energy systems, potentially reducing demand for our products and services.

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

A customer’s decision to buy solar energy from us often stems from a desire to lower electricity costs. Decreases in the retail prices of electricity from utilities or other energy sources would harm our ability to offer competitive pricing and could harm our business. The price of electricity from utilities could decrease as a result of:

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

Climate change poses a systemic threat to the global economy and will continue to do so until our society transitions to renewable energy and decarbonizes. While our core business model seeks to accelerate this transition to renewable energy, there are inherent climate-related risks to our business operations. Warming temperatures throughout the United States, and in California, our biggest market, in particular, have contributed to extreme weather, intense drought, and increased wildfire risks. These events have the potential to disrupt our business, our third-party suppliers, and our customers, and may cause us to incur additional operational costs. For instance, natural disasters and extreme weather events associated with climate change can impact our operations by delaying the installation of our systems, leading to increased expenses and decreased revenue and cash flows in the period. They can also cause a decrease in the output from our systems due to smoke or haze. Additionally, if weather patterns significantly shift due to climate change, it may be harder to predict the average annual amount of sunlight striking each location where our solar energy systems are installed. This could make our solar service offerings less economical overall or make individual systems less economical.

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

Rising interest rates may increase our cost of capital. Our future success depends on our ability to raise capital from fund investors and obtain secured lending to help finance the deployment of our solar service offerings. Part of our business strategy is to seek to reduce our cost of capital through these arrangements to improve our margins, offset reductions in government incentives and maintain the price competitiveness of our solar service offerings. Rising interest rates, which could be worsened by inflation or an economic recession, may have an adverse impact on our ability to offer attractive pricing on our solar service offerings to customers, which could negatively impact sales of our solar energy offerings.

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

We have substantial amounts of debt, including our Notes, our $425.0 million credit facility and the non-recourse debt facilities entered into by our subsidiaries, as discussed in more detail in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements, in each case, included in this periodic report. Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness depends on our future performance, which is subject to economic, financial, competitive, and other factors beyond our control. Our business may not continue to generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures to operate our business. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to timely repay or otherwise refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations and negatively impact our financial condition and prospects.

Indebtedness under certain of our Senior and Subordinated Debt Facilities bear interest at variable interest rates based on LIBOR, while our credit facility and certain other Senior and Subordinated Debt Facilities accrue interest at variable interest rates based on the Secured Overnight Financing Rate (“SOFR”). The potential replacement of LIBOR with SOFR or an alternative reference rate in the applicable debt facilities where interest is based on LIBOR may adversely affect interest rates charged with respect to such facilities and may otherwise affect our financial condition and results of operations. Our debt facilities accruing interest based on SOFR may suffer from potential volatility and uncertainty around SOFR as a LIBOR replacement rate which could adversely affect our financial condition and results of operations.

In July 2017, the U.K. Financial Conduct Authority, the authority that regulates LIBOR, announced that it intended to stop compelling banks to submit rates for the calculation of LIBOR after 2021. In March 2021, the U.K. Financial Conduct Authority announced that all LIBOR tenors will either cease to be provided by any benchmark administrator or will no longer be representative (a) with respect to the 1-week and 2-month U.S. dollar LIBOR tenors, immediately after December 31, 2021 and (b) with respect to all other U.S. dollar LIBOR tenors, immediately after June 30, 2023. As a result, it appears highly likely that LIBOR will be discontinued or significantly modified by June 30, 2023. In July 2021, the Alternative Reference Rates Committee (“ARRC”) in the U.S., a steering committee comprised of large U.S. financial institutions and other market participants organized to ensure a successful transition away from U.S. dollar LIBOR, has identified SOFR as its preferred alternative rate to LIBOR for use in derivatives and other financial contracts that are currently indexed to LIBOR. ARRC has proposed a paced market transition plan to SOFR from U.S. dollar LIBOR and organizations are currently working on industry-wide and company-specific transition plans as relating to derivatives and cash markets exposed to U.S. dollar LIBOR. We have certain financial contracts, including many of our Senior and Subordinated Debt Facilities, that remain indexed to U.S. dollar LIBOR. Furthermore, changes in the method of determining LIBOR, or the replacement of LIBOR with an alternative reference rate, may adversely affect interest rates on our current or future indebtedness. Any transition process may involve, among other things, increased volatility or illiquidity in markets for instruments that rely on LIBOR, reductions in the value of certain instruments or the effectiveness of related transactions such as hedges, increased borrowing costs, uncertainty under applicable documentation, or difficult and costly consent or amendment processes. We are monitoring this activity and evaluating the related risks, and any such effects of the transition away from LIBOR may result in increased expenses, may impair our ability to refinance our indebtedness or hedge our exposure to floating rate instruments, or may result in difficulties, complications or delays in connection with future financing efforts, any of which could adversely affect our financial condition and results of operations. In addition, certain of our debt facilities accrue interest based on SOFR. However, the extent to which SOFR will be widely accepted by financing parties as the replacement for LIBOR remains uncertain. This may, in turn, adversely affect the liquidity of the SOFR loan market and SOFR itself. Since the initial publication of SOFR, daily changes in the rate have, on occasion, been more volatile than daily changes in comparable benchmark or market rates, and SOFR over time may bear little or no relation to the historical actual or historical indicative data. Additionally, our credit facilities based on SOFR include a credit adjustment on SOFR due to LIBOR representing an unsecured lending rate while SOFR represents a secured lending rate. The possible volatility of, and uncertainty around, SOFR as a LIBOR replacement rate and the applicable credit adjustment could result in higher borrowing costs for us, which would adversely affect our financial condition, and results of operations.

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

Risks Related to Regulation and Policy

We rely on certain utility rate structures, such as net metering, to offer competitive pricing to customers in all of our current markets, and changes to those policies, such as those currently under consideration by the California Public Utilities Commission, may significantly reduce demand for electricity from our solar service offerings.

As of December 31, 2021, a substantial majority of states have adopted net metering policies. Net metering policies allow homeowners to serve their own energy load using on-site generation while avoiding the full retail volumetric charge for electricity. Electricity that is generated by a solar energy system and consumed on-site avoids a retail energy purchase from the applicable utility, and excess electricity that is exported back to the electric grid generates a retail credit within a homeowner’s monthly billing period. At the end of the monthly billing period, if the homeowner has generated excess electricity within that month, the homeowner typically carries forward a credit for any excess electricity to be offset against future utility energy purchases. At the end of an annual billing period or calendar year, utilities either continue to carry forward a credit, or reconcile the homeowner’s final annual or calendar year bill using different rates (including zero credit) for the exported electricity.

Utilities, their trade associations, and fossil fuel interests in the country are currently challenging net metering policies, and seeking to eliminate them, cap them, reduce the value of the credit provided to homeowners for excess generation, or impose charges on homeowners that have net metering.

In early 2016, we initially ceased new installations in Nevada in response to the elimination of net metering by the Public Utilities Commission of Nevada (“PUCN”). However, in June 2017, Nevada enacted legislation, AB 405, to restore net metering at a reduced credit and guarantee new customers the net metering rate in effect at the time they applied for interconnection for 20 years. In December 2016, the Arizona Corporation Commission (“ACC”) issued a decision to eliminate net metering for new solar customers and replace it with a net-feed in tariff (a fixed export rate). In 2019 Connecticut extended net metering through 2021, succeeded by a net metering-equivalent value. In December 2020, the Utah PSC established a new compensation rate at roughly 45% below the average retail rate as the outcome of a case to quantify the value of power exported from behind-the-meter solar energy systems.

Some states set limits on the total percentage of a utility’s customers that can adopt net metering or set a timeline to evaluate net metering successor tariffs. For example, South Carolina passed legislation in 2019 that required review of net metering after two years. In 2021, the South Carolina Public Service Commission approved a portion of Duke Energy’s proposal that maintains the net metering framework (with the final adoption pending) and rejected a proposal to eliminate net metering altogether. In 2021 legislation, Illinois changed its net metering threshold from a percentage of customers to a date certain (December 31, 2024) with a directed successor tariff. New Jersey currently has no net metering cap; however, it has a threshold that triggers commission review of its net metering policy. These policies could be subject to change in the future, and other states we serve now or in the future may adopt net metering caps. If the net metering caps in these jurisdictions are reached without an extension of net metering policies, homeowners in those jurisdictions will not have access to the economic value proposition net metering provides. Our ability to sell our solar service offerings may be adversely impacted by the failure to extend existing limits to net metering or the elimination of currently existing net metering policies. The failure to adopt a net metering policy where it currently is not in place would pose a barrier to entry in those states.

Additionally, the imposition of charges that only or disproportionately impact homeowners that have solar energy systems, or the introduction of rate designs mentioned above, would adversely impact our business. Because fixed charges cannot easily be avoided with the installation of an on-site battery, which can mitigate or eliminate the negative impacts of net metering changes, these fixed charges have the potential to cause a more significant adverse impact. In June of 2021, two of four commissioners of the Federal Energy Regulatory Commission (“FERC”), including its chairperson, issued a letter stating there was a “strong case” such fixed charges in Alabama “may be violating the Commission’s PURPA regulations, undermining the statute’s purpose of encouraging Qualifying Facilities,” which is the Commission’s term for on-site generation. Litigation regarding the legality of these charges is ongoing in federal court.

The California Public Utilities Commission (“CPUC”) is revisiting its net metering policy in a proceeding that began in the third quarter of 2020. The California investor-owned utilities, along with other parties, are seeking to significantly reduce the level of compensation for customer-owned generation and to impose large fixed fees on solar customers. The CPUC released a Proposed Decision on the matter in December 2020. If adopted, the Proposed Decision would have an adverse effect on our business. On February 3, 2021, the CPUC said it has paused the proceeding “until further notice” to “consider revisions to the proposed decision.” In addition, California Governor Gavin Newsom said at a press conference there is “work to do” on the proposal. However, there is no guarantee that substantial modifications to the proposal will occur before enactment. The CPUC has made changes to rate design for solar customers in the past, such as adopting "time of use" rates which reduce the value of electricity when solar energy is the most plentiful, as well as modifications to the minimum bill for solar customers. Similarly, certain California municipal utilities, which are not regulated by the CPUC and would not be governed by the CPUC's net metering policy, have also reviewed their net metering policies. In September 2021, the Sacramento Municipal Utility District (SMUD) ordered a change in its solar tariff, reducing the compensation of solar energy exported to the grid for new solar customers effective March 1, 2022. Such reviews have been taking place at California municipal utilities since 2015. More of our revenue is generated in California than any other state.

Electric utility statutes and regulations and changes to such statutes or regulations may present technical, regulatory and economic barriers to the purchase and use of our solar service offerings that may significantly reduce demand for such offerings.

Federal, state and local government statutes and regulations concerning electricity heavily influence the market for our solar service offerings and are constantly evolving. These statutes, regulations, and administrative rulings relate to electricity pricing, net metering, consumer protection, incentives, taxation, competition with utilities and the interconnection of homeowner-owned and third party-owned solar energy systems to the electrical grid. These statutes and regulations are constantly evolving. Governments, often acting through state utility or public service commissions, change and adopt different rates for residential customers on a regular basis and these changes can have a negative impact on our ability to deliver savings, or energy bill management, to customers.

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

Interconnection regulations are based on claims from utilities regarding the amount of solar energy that can be connected to the grid without causing grid reliability issues or requiring significant grid upgrades. Although recent rulings from the Hawaii Utilities Commission have helped resolve some problems, historically, interconnection limits or circuit-level caps have slowed the pace of our installations in Hawaii. Similar interconnection limits could slow our future installations in Hawaii or other markets, harming our growth rate and customer satisfaction scores. Similarly, the California and Hawaii Public Utilities Commissions require the activation of some advanced inverter functionality to head off presumed grid reliability issues, which may require more expensive equipment and more oversight of the operation of the solar energy systems over time. As a result, these regulations may hamper our ability to sell our offerings in certain markets and increase our costs, adversely affecting our business, operating results, financial condition, and prospects. We expect utility requirements to incorporate these advanced functions provided by the IEEE 1547-2018/UL-1741 SB inverters and that they will become more commonplace. Additional states are expected to adopt the usage of advanced inverters to align with California's anticipated requirement that all new systems use inverters certified to the new UL 1741 SB standard. This requirement could become effective in California during the second quarter of 2023.

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

We and our solar partners depend on a limited number of suppliers of solar panels, batteries, and other system components to adequately meet anticipated demand for our solar service offerings. Any shortage, bottlenecks, delay, detentions, or component price change from these suppliers, or the acquisition of any of these suppliers by a competitor, could result in sales and installation delays, cancellations, and loss of market share.

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

Human rights issues in foreign countries and the U.S. government response to them could also disrupt our supply chain and operations. For example, the withhold release order issued by the U.S. Customs and Border Protection (CBP) on June 24, 2021 applicable to certain silica-based products manufactured in the Xinjiang Uygur Autonomous Region of China, and any other allegations regarding forced labor in China and U.S. trade regulations to prohibit the importation of any goods derived from forced labor, could affect our supply chain and operations. Although we have implemented policies and procedures to maintain compliance with applicable laws and regulations, these and other similar trade restrictions that may be imposed in the future could cause delivery and installation delays, and restrict the global supply of polysilicon and solar products. This could result in near-term demand for available solar energy systems despite higher costs, as well as increased costs of polysilicon and the overall cost of solar energy systems, potentially reducing demand for our products and services.

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

For example, on December 2, 2020, the California Contractors State License Board (the “CSLB”) filed an administrative proceeding against Sunrun and certain of its officers related to an accident that occurred during an installation by one of our channel partners, Horizon Solar Power, which holds its own license with the CSLB. On November 8, 2021, the parties entered into a stipulated settlement imposing citations and withdrawing the administrative proceeding with additional conditions. We have consistently denied wrongdoing concerning the allegations in the administrative proceeding and made no admissions of wrongdoing incident to the settlement. We could face other similar claims or proceedings in the future, which, if not resolved in our favor, could potentially result in fines, public reprimand, probation, or the suspension or revocation of certain of our licenses.

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

We typically bear the risk of loss and are generally obligated to cover the cost of maintenance, repair and removal for any solar energy system that we sell or lease to our investment funds. At the time we sell or lease a solar energy system to an investment fund, we enter into a maintenance services agreement where we agree to operate and maintain the system for a fixed fee that is calculated to cover our future expected maintenance costs. If our solar energy systems require an above-average amount of repairs or if the cost of repairing systems were higher than our estimate, we would need to perform such repairs without additional compensation. If our solar energy systems, more than 40% of which were located in California as of December 31, 2021, are damaged as the result of a natural disaster beyond our control, losses could exceed or be excluded from, our insurance policy limits, and we could incur unforeseen costs that could harm our business and financial condition. We may also incur significant costs for taking other actions in preparation for, or in reaction to, such events. We purchase property insurance with industry standard coverage and limits approved by an investor’s third-party insurance advisors to hedge against such risk, but such coverage may not cover our losses.

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

As of December 31, 2021, more than 40% of our customers were in California, and we expect many of our future installations to be in California, which could further concentrate our customer base and operational infrastructure. Accordingly, our business and results of operations are particularly susceptible to adverse economic, regulatory, political, weather and other conditions in this market, including the impacts of the COVID-19 pandemic, and in other markets that may become similarly concentrated, in particular the east coast, where we have seen significant growth recently.

Our corporate and sales headquarters are located in San Francisco, California, an area that has a heightened risk of earthquakes and nearby wildfires. We may not have adequate insurance, including business interruption insurance, to compensate us for losses that may occur from any such significant events. A significant natural disaster, such as an earthquake or wildfire, or a public health crisis, such as a pandemic, or civil unrest could have a material adverse impact on our business, results of operations and financial condition. In addition, acts of terrorism or malicious computer viruses could cause disruptions in our or our solar partners’ businesses or the economy as a whole. To the extent that these disruptions result in delays or cancellations of installations or the deployment of our solar service offerings, our business, results of operations and financial condition would be adversely affected.

The majority of the Vivint Solar business is conducted using the direct-to-home sales channel and changes to the applicable laws and regulations governing direct-to-home sales and marketing may limit or restrict our ability to effectively compete.

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

Obtaining a sales contract with a potential customer does not guarantee that the potential customer will not decide to cancel or that we will not need to cancel due to a failed inspection, which could cause us to generate no revenue despite incurring costs and adversely affect our results of operations.

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

Our Customer Agreements are typically for 20 or 25 years and require the customer to make monthly payments to us. Accordingly, we are subject to the credit risk of customers. As of December 31, 2021, the average FICO score of our customers under a Customer Agreement with a monthly payment schedule remained at or above

740, which is generally categorized as a “Very Good” credit profile by the Fair Isaac Corporation. However, this may decline to the extent FICO score requirements under future investment funds are relaxed. While customer defaults have been immaterial to date, we expect that the risk of customer defaults may increase as we grow our business. Due to the immaterial amount of customer defaults to date, our reserve for this exposure is minimal, and our future exposure may exceed the amount of such reserves. If we experience increased customer credit defaults, our revenue and our ability to raise new investment funds could be adversely affected. If economic conditions worsen, certain of our customers may face liquidity concerns and may be unable to satisfy their payment obligations to us on a timely basis or at all, which could have a material adverse effect on our financial condition and results of operations.

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

•moderating and anticipating the impacts of inherent or emerging seasonality in acquired customer agreements;

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

We may also face claims alleging noncompliance with open source license terms or infringement or misappropriation of proprietary software. These claims could result in litigation, require us to purchase a costly license or require us to devote additional research and development resources to change our software, any of which would have a negative effect on our business and results of operations. In addition, if the license terms for open source software that we use change, we may be forced to re-engineer our solutions, incur additional costs or discontinue the use of these solutions if re-engineering cannot be accomplished on a timely basis. Few courts have interpreted open source licenses and there is a risk that these licenses could be construed in a way that could impose unanticipated conditions or restrictions on our ability to use our proprietary software. We cannot guarantee that we have incorporated or will incorporate open source software in our software in a manner that will not subject us to liability or in a manner that is consistent with our current policies and procedures.

Any security breach, unauthorized access or disclosure, or theft of data, including personal information, we, our third party service providers, and suppliers gather, store, transmit, and use, or other hacking, cyber-attack, phishing attack, and unauthorized intrusions on our systems or those of our third party service providers, could harm our reputation, subject us to claims, litigation, financial harm, and have an adverse impact on our business.

In the ordinary course of business, we, our third party providers upon which we rely, and our suppliers receive, store, transmit, and use data, including the personal information of customers, such as names, addresses, email addresses, credit information and other housing and energy use information, as well as the personal information of our employees. Unauthorized disclosure of such personal information, whether through a breach of our or those of our third party service providers and suppliers systems by an unauthorized party, including, but not limited to hackers, threat actors, sophisticated nation-states, nation-state-supported actors, personnel theft or misuse of information, or otherwise, could harm our business. In addition, we, our third party service providers upon which we rely, and our suppliers may be subject to a variety of evolving threats, such as computer malware (including as a result of advanced persistent threat intrusions), ransomware, malicious code (such as viruses or worms), social engineering (including spear phishing and smishing attacks), telecommunications failures, natural disasters and extreme weather events, general hacking and other similar threats. Cybersecurity incidents have become more prevalent, have occurred on our systems in the past, and could occur on our systems and those of our third parties in the future. The COVID-19 pandemic and our remote workforce poses increased risks to our information technology systems and data, as more of our employees work from home, utilizing network connections outside our premises.

Inadvertent disclosure of confidential data, such as personal information, or if a third party were to gain unauthorized access to this type of data in our possession, has resulted in, and could result in future claims or litigation arising from damages suffered by those affected, government enforcement actions (for example, investigations, fines, penalties, audits, and inspections), additional reporting requirements and/or oversight, indemnification obligations, reputational harm, interruptions in our operations, financial loss, and other similar harms. In addition, we could incur significant costs in complying with the multitude of federal, state and local laws, and applicable independent security control frameworks, regarding the unauthorized disclosure of personal information. Although we have developed systems and processes that are designed to protect the confidential information we receive, store, transmit, and use and to prevent or detect security breaches, we cannot assure you that such measures will provide absolute security. Finally, any perceived or actual unauthorized disclosure of such information, unauthorized intrusion, or other cyberthreat could harm our reputation, substantially impair our ability to attract and retain customers, interrupt our operations, and have an adverse impact on our business.

Our contracts may not contain limitations of liability, and even where they do, there can be no assurance that limitations of liability in our contracts are sufficient to protect us from liabilities, damages, or claims related to our data privacy and security obligations. While we currently maintain cybersecurity insurance, such insurance may not be sufficient to cover us against claims, and we cannot be certain that cyber insurance will continue to be available to us on economically reasonable terms, or at all, or that any insurer will not deny coverage as to any future claim.

Our business is subject to complex and evolving laws and regulations regarding privacy and data protection (“data protection laws”). Many of these laws and regulations are subject to change and uncertain interpretation, and could result in claims, increased cost of operations, or otherwise harm our business.

The regulatory environment surrounding data privacy and protection is constantly evolving and can be subject to significant change. New data protection laws, including California legislation and regulation which affords California consumers an array of new rights, such as the right to be informed about what kinds of personal data companies have collected and why it was collected, pose increasingly complex compliance challenges and potentially elevate our costs. Complying with varying jurisdictional requirements could increase the costs and complexity of compliance, and violations of applicable data protection laws could result in significant penalties. Any failure, or perceived failure, by us to comply with applicable data protection laws could result in proceedings or actions brought against us by governmental entities or others, subject us to significant fines, penalties, judgments and negative publicity, require us to change our business practices, increase the costs and complexity of compliance, and adversely affect our business.

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

On July 27, 2021, the California Contractors State License Board (CSLB) decided that, effective October 25, 2021, only electricians with a certain license (C-10) would be eligible to install energy storage systems in California (the “July CSLB Decision”).

On November, 29, 2021, the CSLB voted to postpone initiating a formal rulemaking process to implement the July CSLB Decision. The CSLB is currently engaged in a stakeholder process to develop an alternative regulatory proposal to be brought back to its Board in March 2022 and has committed to adhere to a full rulemaking process in accordance with the California Administrative Procedure Act.

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

We depend on our experienced management team, and the loss of one or more key executives could have a negative impact on our business. Effective August 31, 2021, Lynn Jurich transitioned from her role as our Chief Executive Officer to the role of Co-Executive Chair and Mary Powell became our new Chief Executive Officer. Our future success depends in part on successfully transitioning Ms. Powell into her new role. With any change in leadership, there is a risk to organizational effectiveness and employee retention as well as the potential for disruption to our business. None of our key executives or our key employees are bound by employment agreements for any specific term, and we may be unable to replace key members of our management team and key employees in the event we lose their services. Integrating new employees into our management team could prove disruptive to our operations, require substantial resources and management attention and ultimately prove unsuccessful. An inability to attract and retain sufficient managerial personnel who have critical industry experience and relationships could limit or delay our strategic efforts, which could have a material adverse effect on our business, financial condition, and results of operations.

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

We have experienced significant growth in recent periods, including as a result of our acquisition of Vivint Solar, and we intend to continue to expand our business within existing markets and in a number of new locations in the future. This growth has placed, and any future growth may continue to place, a significant strain on our management, operational and financial infrastructure. In particular, we have been in the past, and may in the future, be required to expand, train and manage our growing employee base and solar partners. Our management will also be required to maintain and expand our relationships with customers, suppliers, and other third parties and attract new customers and suppliers, as well as to manage multiple geographic locations.

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

The federal government currently offers an investment tax credit (“Commercial ITC”) under Section 48(a) of the Internal Revenue Code of 1986, as amended (the “Code”), for the installation of certain solar power facilities owned for business purposes. If construction on the facility began before January 1, 2020, the amount of the Commercial ITC available is 30%, if construction began during 2020, 2021, or 2022, the amount of the Commercial ITC available is 26%, and if construction begins during 2023, the amount of the Commercial ITC available is 22%. The Commercial ITC steps down to 10% if construction of the facility begins after December 31, 2023 or if the facility is not placed in service before January 1, 2026. The depreciable basis of a solar facility is also reduced by

50% of the amount of any Commercial ITC claimed. The Internal Revenue Service (the “IRS”) provided taxpayers guidance in Notice 2018-59 for determining when construction has begun on a solar facility. This guidance is relevant for any facilities which we seek to deploy in future years but take advantage of a higher tax credit rate available for an earlier year. For example, we have sought to avail ourselves of the methods set forth in the guidance to retain the 30% Commercial ITC that was available prior to January 1, 2020 by incurring certain costs and taking title to equipment in 2019 or early 2020 and/or by performing physical work on components that will be installed in solar facilities. Prior to 2023, we may seek to avail ourselves of the 26% credit rate by using these methods to establish the beginning of construction in 2022 and we may plan to similarly further utilize the program in future years if the Commercial ITC step down continues. While we have attempted to ensure that these transactions will comply with the guidance issued by the IRS, this guidance is relatively limited and potentially subject to change. Either the IRS or our financing partners could challenge whether a facility is properly qualified for the relevant tax credit rate under the guidance, which could either result in lower tax equity advances or trigger indemnification obligations to our tax equity investors. It is also possible that we will not be able to use all of the equipment purchased or manufactured to satisfy the beginning of construction rules set forth in the guidance.

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

The IRS audited one of our investment funds covered by our 2018 insurance policy in an audit involving a review of the fair market value determination of our solar energy systems. If this audit results in an adverse final determination, we may be subject to an indemnity obligation to our investor, which may result in certain limited out-of-pocket costs and potential increased insurance premiums in the future.

Our business currently depends on the availability of utility rebates, tax credits and other benefits, tax exemptions and exclusions, and other financial incentives. We may be adversely affected by changes in U.S. tax laws, and the expiration, elimination or reduction of these benefits could adversely impact our business.

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

Vivint Solar, through certain of its subsidiaries, owns solar energy systems that constitute Eligible Property (the “California PV Systems”). To the extent Vivint Solar or its subsidiaries are considered the tax owners of the California PV Systems for purposes of the California Revenue and Tax Code (“CR&T”), our acquisition of Vivint Solar may constitute a change of control of the California PV Systems triggering the loss of the Solar Exclusion and the imposition of California property taxes, which could adversely affect our business.

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

Generally accepted accounting principles in the United States are subject to change and interpretation by the Financial Accounting Standards Board (“FASB"), the SEC, and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results and on the financial results of other companies in our industry, and may even affect the reporting of transactions completed before the announcement or effectiveness of a change. Other companies in our industry may be affected differently by the adoption of new accounting standards, including timing of the adoption of new accounting standards, adversely affecting the comparability of financial statements.

Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.

As of December 31, 2021, we had U.S. federal and state net operating loss carryforwards (“NOLs”) of approximately $720.7 million and $2.3 billion, respectively, which begin expiring in varying amounts in 2028 and 2024, respectively, if unused. Our U.S. federal and certain state NOLs generated in tax years beginning after December 31, 2017 total approximately $1.4 billion and $198.7 million, respectively, have indefinite carryover periods, and do not expire. Under Sections 382 and 383 of the Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change NOLs and other pre-change tax assets, such as tax credits, to offset its post change income and taxes may be limited. In general, an “ownership change” occurs if there is a cumulative change in our ownership by “5% shareholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. Additionally, states may impose other limitations on the use of NOLs and tax credit carryforwards. For example, California has recently imposed other limitations on the use of NOLs and limited the use of certain tax credits for taxable years beginning in 2020 through 2022. Any such limitations on our ability to use our NOLs and other tax assets could adversely impact our business, financial condition, and results of operations. We have performed an analysis to determine whether an ownership change under Section 382 of the Code had occurred and determined no ownership changes were identified as of December 31, 2021. Vivint Solar, Inc. underwent an ownership change as of October 8, 2020.

We may be required to record an impairment expense on our goodwill or intangible assets.

We are required under generally accepted accounting principles to test goodwill for impairment at least annually or when events or changes in circumstances indicate that the carrying amount may be impaired, and to review our intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Factors that can lead to impairment of goodwill and intangible assets include significant adverse changes in the business climate and actual or projected operating results, declines in the financial condition of our business and sustained decrease in our stock price. Since our annual impairment test of goodwill for the fiscal year ended December 31, 2021, we have not identified any qualitative factors that would require a quantitative goodwill impairment analysis. However, if we identify any factors that could indicate an impairment, including a sustained decrease in our stock price, we may be required to record charges to earnings if our goodwill becomes impaired.

Risks Related to Ownership of Our Common Stock

Our executive officers, directors and principal stockholders continue to have substantial control over us, which will limit your ability to influence the outcome of important matters, including a change in control.

Each of our executive officers, directors and each of our stockholders who beneficially own 5% or more of our outstanding common stock and their affiliates, in the aggregate, beneficially own approximately 30.0% of the outstanding shares of our common stock, based on the number of shares outstanding as of December 31, 2021. As a result, these stockholders, if acting together, will be able to influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. They may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentrated control may have the effect of delaying or preventing a change in control of our company, could deprive our stockholders of an opportunity to receive a premium for their capital stock and might ultimately affect the market price of our common stock.

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

We may issue additional equity securities to raise capital, make acquisitions or for a variety of other purposes. For example, in connection with the acquisition of Vivint Solar, we issued 0.55 shares of our common stock for each share of Vivint Solar’s common stock owned prior to the acquisition, which resulted in dilution to our stockholders. Additional issuances of our capital stock may be made pursuant to the exercise or conversion of new or existing convertible debt securities (including the Notes), warrants, stock options or other equity incentive awards to new and existing service providers. Any such issuances will result in dilution to existing holders of our stock. We also rely on equity-based compensation as an important tool in recruiting and retaining employees. The amount of dilution due to equity-based compensation of our employees and other additional issuances of our common stock or securities convertible into or exchangeable or exercisable for our common stock could be substantial, and the market price of our common stock could decline.

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

Item 1B. Unresolved Staff Comments.
Not applicable.

Item 2. Properties.
Our corporate headquarters and executive offices are located in San Francisco, California, where we lease approximately 44,000 square feet of office space. We also maintain 103 other locations, consisting primarily of branch offices, warehouses, sales offices and design centers in 19 states.
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
Holders of Record
As of February 14, 2022, there were approximately 300 holders of record of common stock. Certain shares are held in “street” name and, accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.
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
Unregistered Sales of Equity Securities

During the year ended December 31, 2021, we issued warrants exercisable for up to 846,943 shares of our common stock to certain strategic partners, calculated using the closing stock price for the respective stock grant’s quarter of issuance. The shares underlying the warrants will vest upon certain time- and performance-based criteria as set forth in the warrants. The exercise price of the warrants is $0.01 per share, and 69,309 warrants were exercised during the year ended December 31, 2021.

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
Share repurchase activity as of December 31, 2021 was as follows (in thousands, except per share amounts):

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
Stock Price Performance Graph
The following stock performance graph compares our total stock return with the total return for (i) the Nasdaq Composite Index and the (ii) the Invesco Solar ETF, which represents a peer group of solar companies, for the period from December 31, 2016 through December 31, 2021. The figures represented below assume an investment of $100 in our common stock at the closing price of $5.31 on December 30, 2016 and in the Nasdaq Composite Index and the Invesco Solar ETF on December 31, 2016 including the reinvestment of dividends into shares of common stock. The comparisons in the table are required by the SEC, and are not intended to forecast or be indicative of possible future performance of our common stock. This graph shall not be deemed “soliciting material” or be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that section, and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

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
On October 8, 2020, we completed the acquisition of Vivint Solar, Inc. ("Vivint Solar") a leading full-service residential solar provider in the United States, at an estimated purchase price of $5.0 billion, pursuant to an Agreement and Plan of Merger, dated as of July 6, 2020, by and among Sunrun, Vivint Solar and Viking Merger Sub, Inc., a Delaware corporation and direct wholly owned subsidiary of the Company (“Merger Sub”). Further information about the acquisition of Vivint Solar can be found in Note 3, Acquisitions, to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
We offer our solar service offerings both directly to the customer and through our solar partners, which include sales and installation partners, and strategic partners, which include retail partners. In addition, we sell solar energy systems directly to customers for cash. We also sell solar energy panels and other products (such as racking) to resellers. As of December 31, 2021, we provided our solar services to customers and sold solar energy panels and other products to resellers throughout the United States. More than 40% of our cumulative systems deployed are in California.
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

The Opportunity of Home Electrification and a Clean, Resilient Grid

The United States is on the precipice of a once-in-a-generation transformation of our energy system. The decarbonization of the American economy will require powering our energy supply, including our homes, appliances and automobiles, with clean energy. Sunrun’s next goal and chapter of growth is to be the go-to company for clean and reliable home electrification, providing our customers with affordable renewable energy throughout their homes and our communities with a cleaner, more resilient grid.

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

Impacts of COVID-19 on Our Business

The COVID-19 pandemic and the resulting impact on the U.S. economy have accelerated many of our operational initiatives to deliver best-in-class customer value and to reduce costs. We have invested in technology to streamline our installation processes, including online permitting and interconnection in many locations, enabled our entire salesforce to complete sales consultations in a virtual setting, and employed extensive use of drone technology to complete rooftop surveys. We also implemented a company-wide COVID-19 vaccine rewards campaign to encourage vaccination among team members. We believe this transition towards a digital model for many sales channels will position us well to realize sustaining reductions in customer acquisition costs.

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

The ultimate impact of the COVID-19 pandemic (and virus variants, such as Delta and Omicron) is still highly uncertain and subject to change, and we do not yet know the full extent of potential delays or impacts on our business, operations or the global economy as a whole. We will continue to monitor developments affecting our workforce, our customers, and our business operations generally and will take actions that we determine are necessary in order to mitigate these impacts.

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
As of December 31, 2021, we had 60 active investment funds, which are described below. We have established different types of investment funds to implement our asset monetization strategy. Depending on the nature of the investment fund, cash may be contributed to the investment fund by the investor upfront or in stages based on milestones associated with the design, construction or interconnection status of the solar energy systems. The cash contributed by the fund investor is used by the investment fund to purchase solar energy systems. The investment funds either own or enter into a master lease with a Sunrun subsidiary for the solar energy systems, Customer Agreements and associated incentives. We receive on-going cash distributions from the investment funds representing a portion of the monthly customer payments received. We use the upfront cash, as well as on-going distributions to cover our costs associated with designing, purchasing and installing the solar energy systems. In addition, we also use debt, equity and other financing strategies to fund our operations. The allocation of the economic benefits between us and the fund investor and the corresponding accounting treatment varies depending on the structure of the investment fund.
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

The table below provides an overview of our current investment funds (dollars in millions):

Consolidated Joint Ventures
	Pass-Through Financing Obligations	Partnership Flip	JV Inverted Lease
Consolidation	Owner entity consolidated, tenant entity not consolidated	Single entity, consolidated	Owner and tenant entities consolidated
Balance sheet classification	Pass-through financing obligation	Redeemable noncontrolling interests and noncontrolling interests	Redeemable noncontrolling interests and noncontrolling interests
Revenue from Commercial ITCs	Recognized on the PTO date	None	None
Method of calculating investor interest	Effective interest rate method	Greater of HLBV or redemption value; or pro rata	Greater of HLBV or redemption value; or pro rata
Liability balance as of December 31, 2021	$321.4	N/A	N/A
Noncontrolling interest balance (redeemable or otherwise) as of December 31, 2021	N/A	$1,298.5	$19.4
For further information regarding our investment funds, including the associated risks, see Item 1A. Risk Factors—"Our ability to provide our solar service offerings to customers on an economically viable basis depends in part on our ability to finance these systems with fund investors who seek particular tax and other benefits.", Note 13, Pass-Through Financing Obligations, Note 14, VIE Arrangements and Note 15, Redeemable Noncontrolling Interests to our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.

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
In this investment fund structure, the investors make a series of large up-front payments as well as, in some instances, subsequent smaller quarterly lease payments through their respective tenant entity to the corresponding owner entity in exchange for the assignment of cash flows from Customer Agreements and certain other benefits associated with the Customer Agreements and related solar energy systems. We account for the payments from investors as borrowings by recording the proceeds received as financing obligations. The financing obligation is reduced over a period of approximately 22 years, or over 7 years in the case of one fund, by customer payments under the Customer Agreements, U.S. Treasury grants (where applicable); and proceeds from the contracted resale of SRECs as they are received by the investor. In addition, funds paid for the Commercial ITC value upfront are initially recorded as a refund liability and recognized as revenue as the associated solar system reaches permission to operate ("PTO").

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

•Networked Solar Energy Capacity represents the aggregate megawatt production capacity of our solar energy systems, whether sold directly to customers or subject to executed Customer Agreements (i) for which we have confirmation that the systems are installed on the roof, subject to final inspection; (ii) in the case of certain system installations by our partners, for which we have accrued at least 80% of the expected project cost (inclusive of acquisitions of installed systems), or (iii) for multi-family and any other systems that have reached NTP, measured on the percentage of the project that has been completed based on expected project cost. Systems that have met these criteria are considered to be deployed.

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

The definitions of Gross Earning Assets, Gross Earning Assets Contracted Period, and Gross Earning Assets Renewal Period use a discount rate of 5%; whereas the definitions used previously in our periodic reports prior to December 31, 2020 used a discount rate of 6%.

	As of December 31,
	2021	2020
Networked Solar Energy Capacity (megawatts)	4,677	3,885
Customers	660,311	550,078

	As of December 31,
	2021	2020
	(in thousands)
Gross Earning Assets Contracted Period	$6,638,838	$5,234,164
Gross Earning Assets Renewal Period	3,033,150	2,539,311
Gross Earning Assets	$9,671,988	$7,773,475

The tables below provide a range of Gross Earning Asset amounts if different default, discount and purchase and renewal assumptions were used.
Gross Earning Assets Contracted Period:

	As of December 31, 2021
	Discount rate
Default rate	3%	4%	5%	6%	7%
	(in thousands)
5%	$7,691,360	$7,029,709	$6,452,831	$5,947,792	$5,503,868
0%	$7,925,281	$7,237,869	$6,638,838	$6,114,671	$5,654,168
Gross Earning Assets Renewal Period:

	As of December 31, 2021
	Discount rate
Purchase or Renewal rate	3%	4%	5%	6%	7%
	(in thousands)
80%	$3,933,280	$3,211,834	$2,632,585	$2,165,800	$1,788,291
90%	$4,530,579	$3,700,069	$3,033,150	$2,495,631	$2,060,842
100%	$5,127,876	$4,188,302	$3,433,714	$2,825,460	$2,333,392

Total Gross Earning Assets:

	As of December 31, 2021
	Discount rate
Purchase or Renewal rate	3%	4%	5%	6%	7%
	(in thousands)
80%	$11,858,561	$10,449,703	$9,271,422	$8,280,471	$7,442,459
90%	$12,455,860	$10,937,938	$9,671,987	$8,610,301	$7,715,011
100%	$13,053,157	$11,426,171	$10,072,551	$8,940,131	$7,987,561

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
We begin to recognize revenue from a Customer Agreement when PTO for the applicable solar energy system is given by the local utility company or on the date daily operation commences if utility approval is not required. For Customer Agreements that include a fixed fee per month which entitles the customer to any and all electricity generated by the system, we recognize revenue evenly over the time that we satisfy our performance obligations over the initial term of Customer Agreements. For Customer Agreements that charge a fixed price per kilowatt hour, revenue is recognized based on the actual amount of power generated at rates specified under the contracts. Customer Agreements typically have an initial term of 20 or 25 years. After the initial contract term, our Customer Agreements typically automatically renew on an annual basis.

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

    Product sales revenue consists of revenue from the sale of solar panels, inverters, racking systems, roof repair, and other solar energy products sold to resellers, as well as the sale of customer leads to third parties, including our partners and other solar providers. Product sales revenue is recognized when control is transferred, generally upon shipment, or as services are delivered. Customer lead revenue is recognized at the time the lead is delivered.

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
Circumstances that could indicate impairment and require us to perform a quantitative impairment test include a significant decline in our financial results, a significant decline in our enterprise value relative to our net book value, a sustained decline in our stock price, or an unanticipated change in competition or our market share and a significant change in our strategic plans.

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
We determine the net income (loss) attributable to common stockholders by deducting from net loss, the net loss attributable to noncontrolling interests and redeemable noncontrolling interests in these funds. The net loss attributable to noncontrolling interests and redeemable noncontrolling interests represents the fund investors’ allocable share in the results of operations of these investment funds. For these funds, we have determined that the provisions in the contractual arrangements represent substantive profit-sharing arrangements, where the allocations to the partners sometimes differ from the stated ownership percentages. We have further determined that, for these arrangements, the appropriate methodology for attributing income and loss to the noncontrolling interests and redeemable noncontrolling interests each period is a balance sheet approach using the HLBV method. Under the HLBV method, the amounts of income and loss attributed to the noncontrolling interests and redeemable noncontrolling interests in the consolidated statements of operations reflect changes in the amounts the fund investors would hypothetically receive at each balance sheet date under the liquidation provisions of the contractual provisions of these funds, assuming the net assets of the respective investment funds were liquidated at the carrying value determined in accordance with GAAP. The fund investors’ interest in the results of operations of these investment funds is initially determined by calculating the difference in the noncontrolling interests and redeemable noncontrolling interests’ claim under the HLBV method at the start and end of each reporting period, after taking into account any contributions and distributions between the fund and the fund investors and subject to the redemption provisions in certain funds.
Results of Operations
The results of operations presented below should be reviewed in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K. Our Annual Report on Form 10-K for the year ended December 31, 2020 includes a discussion and analysis of our financial condition and results of operations for the year ended December 31, 2019 in Item 7. of Part II, “Management's Discussion and Analysis of Financial Condition and Results of Operations.”

	Year Ended December 31,
	2021	2020
	(in thousands, except per share amounts)
Revenue:
Customer agreements and incentives	$826,564	$484,160
Solar energy systems and product sales	783,390	438,031
Total revenue	1,609,954	922,191
Operating expenses:
Cost of customer agreements and incentives	699,102	385,650
Cost of solar energy systems and product sales	666,370	357,876
Sales and marketing	622,961	352,299
Research and development	23,165	19,548
General and administrative	259,173	266,746
Amortization of intangible assets	5,370	5,180
Total operating expenses	2,276,141	1,387,299
Loss from operations	(666,187)	(465,108)
Interest expense, net	(327,700)	(230,601)
Other income, net	22,628	8,188
Loss before income taxes	(971,259)	(687,521)
Income tax expense (benefit)	9,271	(60,573)
Net loss	(980,530)	(626,948)
Net loss attributable to noncontrolling interests and redeemable noncontrolling interests	(901,107)	(453,554)
Net loss attributable to common stockholders	$(79,423)	$(173,394)
Net loss per share attributable to common stockholders
Basic	$(0.39)	$(1.24)
Diluted	$(0.39)	$(1.24)
Weighted average shares used to compute net loss per share attributable to common stockholders
Basic	205,132	139,606
Diluted	205,132	139,606

Comparison of the Years Ended December 31, 2021 and 2020
Revenue

	Year Ended December 31,		Change
	2021	2020	$	%
	(in thousands)
Customer agreements	$725,220	$432,527	$292,693	68%
Incentives	101,344	51,633	49,711	96%
Customer agreements and incentives	826,564	484,160	342,404	71%
Solar energy systems	471,283	269,866	201,417	75%
Products	312,107	168,165	143,942	86%
Solar energy systems and product sales	783,390	438,031	345,359	79%
Total revenue	$1,609,954	$922,191	$687,763	75%

Customer Agreements and Incentives. The $292.7 million increase in Revenue from Customer Agreements was primarily due to both an increase in solar energy systems under Customer Agreements being added to our fleet upon the acquisition of Vivint Solar in October 2020, as well as new systems placed in service in 2021 and a full year of revenue recognized in 2021 for systems placed in service in 2020 versus only a partial amount of such revenue related to the period in which the assets were in service in 2020. Revenue from incentives, which primarily consists of the sale of SRECs, increased by $49.7 million when compared to the prior year due to the timing of sales and market prices.
Solar Energy Systems and Product Sales. Revenue from solar energy systems sales increased by $201.4 million compared to the prior year primarily due to solar energy systems sales from an expanded sales force following the acquisition of Vivint Solar, as well as increased demand through retail partners. Product sales increased by $143.9 million compared to the prior year primarily due to lower volume of wholesale products sold in 2020, which was impacted by COVID-19, and customers' reduced purchases in 2020 after purchasing safe harbor materials in 2019 for use in 2020.
Operating Expenses

	Year Ended December 31,		Change
	2021	2020	$	%
	(in thousands)
Cost of customer agreements and incentives	$699,102	$385,650	$313,452	81%
Cost of solar energy systems and product sales	666,370	357,876	308,494	86%
Sales and marketing	622,961	352,299	270,662	77%
Research and development	23,165	19,548	3,617	19%
General and administrative expense	259,173	266,746	(7,573)	(3)%
Amortization of intangible assets	5,370	5,180	190	4%
Total operating expenses	$2,276,141	$1,387,299	$888,842	64%

Cost of Customer Agreements and Incentives. The $313.5 million increase in Cost of customer agreements and incentives was primarily due to the increase in solar energy systems added to our fleet upon the acquisition of Vivint Solar in October 2020, as well as new systems placed in service in 2021, plus a full year of costs recognized in 2021 for systems placed in service in 2020 versus only a partial amount of such expenses related to the period in which the assets were in service in 2020.

The Cost of customer agreements and incentives increased to 85% of customer agreements and incentives revenue during 2021, from 80% during 2020. The increase was impacted by the acquisition of Vivint Solar, which resulted in an increase in depreciation expense of approximately $107.6 million related to the step up in solar systems fair value upon the acquisition of Vivint Solar.

Cost of Solar Energy Systems and Product Sales. There was a $308.5 million increase in Cost of solar energy systems and product sales which was primarily due to the corresponding net increase in the solar energy systems and product sales discussed above.
Sales and Marketing Expense. The $270.7 million increase in Sales and marketing expense was primarily attributable to increases in headcount, which were primarily driven by the acquisition of Vivint Solar in October 2020, resulting in higher employee compensation. Additionally, we spent more in costs to acquire customers through our sales lead generating partners in 2021 compared to the prior year. Partially offsetting these increases in Sales and marketing expense is an $8.9 million decrease in non-recurring and restructuring costs incurred compared to the prior year which had $9.6 million in such costs following the acquisition of Vivint Solar. Included in sales and marketing expense were $23.3 million and $14.4 million of amortization of costs to obtain Customer Agreements for 2021 and 2020, respectively.
Research and Development Expense. The $3.6 million increase in Research and development expense was primarily attributable to the acquisition of Vivint Solar, resulting in an increase in headcount driving higher employee compensation costs.

General and Administrative Expense. The $7.6 million decrease in General and administrative expenses was primarily attributable to a decrease of $16.3 million in nonrecurring (primarily acquisition-related) costs incurred during 2021, partially offset by the acquisition of Vivint Solar, which resulted in an increase in headcount driving higher employee compensation and consulting costs.
Non-Operating Expenses

	Year Ended December 31,		Change
	2021	2020	$	%
	(in thousands)
Interest expense, net	$(327,700)	$(230,601)	$(97,099)	42%
Other income, net	22,628	8,188	14,440	176%
Total interest and other income, net	$(305,072)	$(222,413)	$(82,659)	37%
Interest expense, net. The increase in Interest expense, net of $97.1 million included $73.0 million for a full year of interest expense associated with the debt acquired with Vivint Solar. The remaining increase is primarily related to additional non-recourse debt entered into in 2021. Included in net interest expense is $26.3 million and $24.8 million of non-cash interest recognized under Customer Agreements that have a significant financing component for 2021 and 2020, respectively.
Other income, net. The increase in other income, net of $14.4 million relates primarily to gains on derivatives recognized in 2021, with no such comparable activity in 2020.
Income Tax Expense (Benefit)

	Year Ended December 31,		Change
	2021	2020	$	%
	(in thousands)
Income tax expense (benefit)	$9,271	$(60,573)	$69,844	(115)%
The decrease in Income tax benefit of $69.8 million primarily relates to an increase in noncontrolling interest and redeemable noncontrolling interests, an increase in valuation allowance on certain federal and state tax credits and net operating losses, and decrease in stock based compensation that was offset by an increase in tax benefit related to a higher pre-tax loss.
Given our net operating loss carryforwards as of December 31, 2021, we do not expect to pay income tax, including in connection with our 2021 income tax provision, until our net operating losses are fully utilized. As of December 31, 2021, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $720.7 million and $2.3 billion, respectively, which will begin to expire in 2028 for federal purposes and in 2024 for state purposes. In addition, federal and certain state net operating loss carryforwards generated in tax years beginning after December 31, 2017 total $1.4 billion and $198.7 million, respectively, and have indefinite carryover periods and do not expire.
Net Loss Attributable to Noncontrolling Interests and Redeemable Noncontrolling Interests

	Year Ended December 31,		Change
	2021	2020	$	%
	(in thousands)
Net loss attributable to noncontrolling interests and redeemable noncontrolling interests	$(901,107)	$(453,554)	$(447,553)	99%

Net loss attributable to noncontrolling interests and redeemable noncontrolling interests was primarily the result of an addition of six new investment funds since December 31, 2020, for which the HLBV method was used in determining the amount of net loss attributable to noncontrolling interests, as well as $66.4 million of net loss related Vivint Solar's noncontrolling interests and redeemable noncontrolling interests. Redeemable noncontrolling interests generally allocates more loss to the noncontrolling interest in the first several years after fund formation.

Liquidity and Capital Resources
As of December 31, 2021, we had cash of $617.6 million, which consisted of cash held in checking and savings accounts with financial institutions. We finance our operations mainly through a variety of financing fund arrangements that we have formed with fund investors, cash generated from our sources of revenue and borrowings from secured credit facilities arrangements with syndicates of banks and from secured, long-term non-recourse loan arrangements. In 2021, we received $1.8 billion of new commitments on secured credit facilities arrangements with syndicates of banks and $888.7 million of commitments from secured, long-term non-recourse loan arrangements. Our principal uses of cash are funding our business, including the costs of acquisition and installation of solar energy systems, satisfaction of our obligations under our debt instruments and other working capital requirements. As of December 31, 2021, we had outstanding borrowings of $211.1 million on our $250.0 million corporate bank line of credit maturing in April 2022, however, in January 2022, we retired this corporate bank line of credit, repaid the outstanding balance, and replaced it with a $425.0 million credit facility maturing in January 2025. Additionally, we have purchase commitments, which have the ability to be canceled without significant penalties, with multiple suppliers to purchase $558.0 million of photovoltaic modules, inverters and batteries by the end of 2022. In January 2021, we issued $400.0 million of convertible senior notes with a maturity date of February 1, 2026, for net proceeds of approximately $389.0 million. Our business model requires substantial outside financing arrangements to grow the business and facilitate the deployment of additional solar energy systems. The solar energy systems that are operational are expected to generate a positive return rate over the term of the Customer Agreement, typically 20 or 25 years. However, in order to grow, we will continue to be dependent on financing from outside parties. If financing is not available to us on acceptable terms if and when needed, we may be required to reduce planned spending, which could have a material adverse effect on our operations. While there can be no assurances, we anticipate raising additional required capital from new and existing investors. We believe our cash, investment fund commitments and available borrowings as further described below will be sufficient to meet our anticipated cash needs for at least the next 12 months. The following table summarizes our cash flows for the periods indicated:

	Year Ended December 31,
	2021	2020
	(in thousands)
Consolidated cash flow data:
Net cash used in operating activities	$(817,186)	$(317,972)
Net cash used in investing activities	(1,686,185)	(497,789)
Net cash provided by financing activities	2,645,594	1,160,740
Net increase in cash	$142,223	$344,979
Operating Activities
During 2021, we used $817.2 million in net cash from operating activities. The driver of our operating cash inflow consists of payments received from customers as well as incentives. The driver of our operating cash outflow consists of the costs of our revenue, as well as sales, marketing and general and administrative costs. During 2021, our operating cash outflows were $332.2 million from our net loss excluding non-cash and non-operating items. Changes in working capital resulted in a net cash outflow of $485.1 million.
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

Investing Activities
During 2021, we used $1.7 billion in cash in investing activities. The majority was used to design, acquire and install solar energy systems and components under our long-term Customer Agreements.
During 2020, we used $497.8 million in cash in investing activities. The majority was used to design, acquire and install solar energy systems and components under our long-term Customer Agreements. During 2020, we contributed $65.4 million as an investment in a home electrification venture. Offsetting these outflows was $537.2 of cash and restricted cash provided by the acquisition of Vivint Solar on October 8, 2020.
Financing Activities
During 2021, we generated $2.6 billion from financing activities. This was primarily driven by $1.0 billion in net proceeds from fund investors, $1.6 billion in net proceeds from debt, $36.1 million in net proceeds from stock-based awards activity, offset by $42.0 million in acquisition of noncontrollling interests.
During 2020, we generated $1.2 billion from financing activities. This was primarily driven by $705.0 million in net proceeds from fund investors, $329.1 million in net proceeds from debt and $48.7 million in net proceeds from stock-based awards activity, offset by $2.7 million in acquisition of noncontrolling interests. Additionally, during 2020, we received $75.0 million from the sale and issuance of shares pursuant to a subscription agreement with SK E&S Co., Ltd.
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
Investment Fund Commitments
As of December 31, 2021, we had committed and available capital of approximately $288.7 million that may only be used to purchase and install solar energy systems. We intend to establish new investment funds in the future, and we may also use debt, equity or other financing strategies to finance our business.

Recent Accounting Pronouncements
See Note 2, Summary of Significant Accounting Policies, to our consolidated financial statement included elsewhere in this Annual Report on Form 10-K.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to certain market risks in the ordinary course of our business. Our primary exposure includes changes in interest rates because certain borrowings bear interest at floating rates based on LIBOR or SOFR, as applicable, plus a specified margin. We sometimes manage our interest rate exposure on floating-rate debt by entering into derivative instruments to hedge all or a portion of our interest rate exposure in certain debt facilities. We do not enter into any derivative instruments for trading or speculative purposes. Changes in economic conditions could result in higher interest rates, thereby increasing our interest expense and operating expenses and reducing funds available for capital investments, operations and other purposes. A hypothetical 10% increase in our interest rates on our variable rate debt facilities would have increased our interest expense by $3.2 million and $4.1 million for the year ended December 31, 2021 and 2020, respectively.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Sunrun Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Sunrun Inc. (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive (loss) income, redeemable noncontrolling interests and stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 17, 2021 expressed an unqualified opinion thereon.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Noncontrolling Interests and Redeemable Noncontrolling Interests

Description of matter	At December 31, 2021, noncontrolling interests were $722.9 million and redeemable noncontrolling interests were $595.0 million. As explained in Note 2 to the consolidated financial statements, noncontrolling interests and redeemable noncontrolling interests represent investors’ interests in the net assets of the tax equity funds that the Company has created to finance the cost of its solar energy systems subject to the Company’s Customer Agreements. The Company has
determined that the contractual provisions in the funding arrangements represent substantive profit sharing arrangements. The Company has further determined that the appropriate methodology for attributing income and loss to the noncontrolling interests and redeemable noncontrolling interests each period is a balance sheet approach referred to as the hypothetical liquidation at book value
(“HLBV”) method.

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

To test the noncontrolling interests and redeemable noncontrolling interests, our audit procedures included, among others, examining the HLBV models for compliance with contractual provisions in the funding arrangements. We tested the completeness and accuracy of the underlying data used in the HLBV models.
We involved tax professionals to assist in evaluating the calculation of the tax capital accounts in accordance with the tax code, as well as compliance with contractual provisions in the funding arrangements. We also tested the mathematical accuracy of management’s HLBV models.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2010.

San Francisco, California
February 17, 2022

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Sunrun Inc.
Opinion on Internal Control over Financial Reporting
We have audited Sunrun Inc.’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Sunrun Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2021 consolidated financial statements of the Company and our report dated February 17, 2022 expressed an unqualified opinion thereon.
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

San Francisco, California
February 17, 2022

Sunrun Inc.
Consolidated Balance Sheets
(In Thousands, Except Share Par Values)

	As of December 31,
	2021	2020
Assets
Current assets:
Cash	$617,634	$519,965
Restricted cash	232,649	188,095
Accounts receivable (net of allowances for credit losses of $11,035 and $4,861 as of December 31, 2021 and 2020, respectively)	146,037	95,141
Inventories	506,819	283,045
Prepaid expenses and other current assets	44,580	51,483
Total current assets	1,547,719	1,137,729
Restricted cash	148	148
Solar energy systems, net	9,459,696	8,202,788
Property and equipment, net	56,886	62,182
Intangible assets, net	12,891	18,262
Goodwill	4,280,169	4,280,169
Other assets	1,125,743	681,665
Total assets (1)	$16,483,252	$14,382,943
Liabilities and total equity
Current liabilities:
Accounts payable	$288,108	$207,441
Distributions payable to noncontrolling interests and redeemable noncontrolling interests	31,582	28,627
Accrued expenses and other liabilities	364,136	325,614
Deferred revenue, current portion	111,739	108,452
Deferred grants, current portion	8,302	8,251
Finance lease obligations, current portion	10,901	11,037
Non-recourse debt, current portion	190,186	195,036
Pass-through financing obligation, current portion	7,166	16,898
Total current liabilities	1,012,120	901,356
Deferred revenue, net of current portion	761,872	690,824
Deferred grants, net of current portion	206,615	213,269
Finance lease obligations, net of current portion	11,314	12,929
Line of credit	211,066	230,660
Non-recourse debt, net of current portion	5,711,020	4,370,449
Convertible senior notes	390,618	—
Pass-through financing obligation, net of current portion	314,231	323,496
Other liabilities	190,056	268,684
Deferred tax liabilities	101,753	81,905
Total liabilities (1)	8,910,665	7,093,572
Commitments and contingencies (Note 19)
Redeemable noncontrolling interests	594,973	560,461
Stockholders’ equity:
Preferred stock, $0.0001 par value—authorized, 200,000 shares as of December 31, 2021 and 2020; no shares issued and outstanding as of December 31, 2021 and 2020	—	—
Common stock, $0.0001 par value—authorized, 2,000,000 shares as of December 31, 2021 and 2020; issued and outstanding, 208,176 and 201,406 shares as of December 31, 2021 and 2020, respectively	21	20
Additional paid-in capital	6,330,344	6,107,802
Accumulated other comprehensive loss	(73,050)	(106,755)
Retained earnings	(2,579)	76,844
Total stockholders’ equity	6,254,736	6,077,911
Noncontrolling interests	722,878	650,999
Total equity	6,977,614	6,728,910
Total liabilities, redeemable noncontrolling interests and total equity	$16,483,252	$14,382,943

(1)The Company’s consolidated assets as of December 31, 2021 and 2020 include $8,381,220 and $7,190,866, respectively, in assets of variable interest entities, or “VIEs”, that can only be used to settle obligations of the VIEs. Solar energy systems, net, as of December 31, 2021 and 2020 were $7,605,769 and $6,748,127, respectively; cash as of December 31, 2021 and 2020 were $377,044 and $219,502, respectively; restricted cash as of December 31, 2021 and 2020 were $70,346 and $34,559, respectively; accounts receivable, net as of December 31, 2021 and 2020 were $55,714 and $35,152, respectively; inventories as of December 31, 2021 and December 31, 2020 of $93,604 and $23,306; prepaid expenses and other current assets as of December 31, 2021 and 2020 were $1,519 and $2,629, respectively and other assets as of December 31, 2021 and 2020 were $177,224 and $127,591, respectively. The Company’s consolidated liabilities as of December 31, 2021 and 2020 include $2,152,492 and $1,857,967, respectively, in liabilities of VIEs whose creditors have no recourse to the Company. These liabilities include accounts payable as of December 31, 2021 and 2020 of $26,042 and $15,609, respectively; distributions payable to noncontrolling interests and redeemable noncontrolling interests as of December 31, 2021 and 2020 of $31,582 and $28,577, respectively; accrued expenses and other liabilities as of December 31, 2021 and 2020 of $31,036 and $24,660, respectively; deferred revenue as of December 31, 2021 and 2020 of $530,385 and $538,067, respectively; deferred grants as of December 31, 2021 and 2020 of $25,634 and $26,898, respectively; non-recourse debt as of December 31, 2021 and 2020 of $1,482,608 and $1,192,411, respectively; and other liabilities as of December 31, 2021 and December 31, 2020 of $25,205 and $31,745, respectively.
The accompanying notes are an integral part of these consolidated financial statements.

Sunrun Inc.
Consolidated Statements of Operations
(In Thousands, Except Per Share Amounts)

	Year Ended December 31,
	2021	2020	2019
Revenue:
Customer agreements and incentives	$826,564	$484,160	$387,835
Solar energy systems and product sales	783,390	438,031	470,743
Total revenue	1,609,954	922,191	858,578
Operating expenses:
Cost of customer agreements and incentives	699,102	385,650	280,344
Cost of solar energy systems and product sales	666,370	357,876	365,485
Sales and marketing	622,961	352,299	275,148
Research and development	23,165	19,548	23,563
General and administrative	259,173	266,746	125,023
Amortization of intangible assets	5,370	5,180	4,755
Total operating expenses	2,276,141	1,387,299	1,074,318
Loss from operations	(666,187)	(465,108)	(215,740)
Interest expense, net	(327,700)	(230,601)	(174,246)
Other income (expense), net	22,628	8,188	(9,254)
Loss before income taxes	(971,259)	(687,521)	(399,240)
Income tax expense (benefit)	9,271	(60,573)	(8,218)
Net loss	(980,530)	(626,948)	(391,022)
Net loss attributable to noncontrolling interests and redeemable noncontrolling interests	(901,107)	(453,554)	(417,357)
Net (loss) income attributable to common stockholders	$(79,423)	$(173,394)	$26,335
Net (loss) income per share attributable to common stockholders
Basic	$(0.39)	$(1.24)	$0.23
Diluted	$(0.39)	$(1.24)	$0.21
Weighted average shares used to compute net loss per share attributable to common stockholders
Basic	205,132	139,606	116,397
Diluted	205,132	139,606	123,876
The accompanying notes are an integral part of these consolidated financial statements.

Sunrun Inc.
Consolidated Statements of Comprehensive Loss
(In Thousands)

	Year Ended December 31,
	2021	2020	2019
Net (loss) income attributable to common stockholders	$(79,423)	$(173,394)	$26,335
Unrealized gain (loss) on derivatives, net of income taxes	18,496	(63,445)	(48,295)
Adjustment for net loss (gain) on derivatives recognized into earnings, net of income taxes	15,209	9,443	(594)
Other comprehensive income (loss)	33,705	(54,002)	(48,889)
Comprehensive loss	$(45,718)	$(227,396)	$(22,554)
The accompanying notes are an integral part of these consolidated financial statements.

Sunrun Inc.
Consolidated Statements of Redeemable Noncontrolling Interests and Stockholders' Equity
(In Thousands)

	Redeemable Noncontrolling Interests	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Stockholders' Equity	Noncontrolling Interests	Total Equity
		Shares	Amount
Balance - December 31, 2018	$126,302	113,149	$11	$722,429	$(3,124)	$229,391	$948,707	$334,075	$1,282,782
Cumulative effect of adoption of new ASU (No. 2017-12)	—	—	—	—	(740)	740	—	—	—
Exercise of stock options	—	3,624	—	19,840	—	—	19,840	$—	19,840
Issuance of restricted stock units, net of tax withholdings	—	1,105	1	(10,585)	—	—	(10,584)	—	(10,584)
Shares issued in connection with the Employee Stock Purchase Plan	—	942	—	6,939	—	—	6,939	—	6,939
Stock-based compensation	—	—	—	26,306	—	—	26,306	—	26,306
Contributions from redeemable noncontrolling interests and noncontrolling interests	429,786	—	—	—	—	—	—	282,127	282,127
Distributions to redeemable noncontrolling interests and noncontrolling interests	(15,137)	—	—	—	—	—	—	(61,732)	(61,732)
Net (loss) income	(234,386)	—	—	—	—	26,335	26,335	(182,971)	(156,636)
Acquisition of noncontrolling interest	—	—	—	1,077	—	—	1,077	(4,798)	(3,721)
Repurchase of common stock	—	(369)	—	—	—	(5,000)	(5,000)	—	(5,000)
Other comprehensive loss, net of taxes	—	—	—	—	(48,889)	—	(48,889)	—	(48,889)
Balance - December 31, 2019	306,565	118,451	12	766,006	(52,753)	251,466	964,731	366,701	1,331,432
Cumulative effect of adoption of new ASU (No. 2018-02)	—	—	—	—	—	(1,228)	(1,228)	—	(1,228)
Exercise of stock options	—	6,609	—	41,840	—	—	41,840	—	41,840
Issuance of restricted stock units, net of tax withholdings	—	4,124	1	(1,026)	—	—	(1,025)	—	(1,025)
Shares issued in connection with the Employee Stock Purchase Plan	—	675	—	7,842	—	—	7,842	—	7,842
Stock-based compensation	—	—	—	177,082	—	—	177,082	—	177,082
Contributions from redeemable noncontrolling interests and noncontrolling interests	484,091	—	—	—	—	—	—	333,970	333,970
Distributions to redeemable noncontrolling interests and noncontrolling interests	(37,453)	—	—	—	—	—	—	(69,060)	(69,060)
Net loss	(243,542)	—	—	—	—	(173,394)	(173,394)	(210,012)	(383,406)
Shares issued in connection with a subscription agreement	—	2,075	—	75,000	—	—	75,000	—	75,000
Acquisition of Vivint Solar	58,300	69,472	7	5,037,516	—	—	5,037,523	229,400	5,266,923
Acquisition of noncontrolling interest	(7,500)	—	—	3,542	—	—	3,542	—	3,542
Other comprehensive loss, net of taxes	—	—	—	—	(54,002)	—	(54,002)	—	(54,002)
Balance - December 31, 2020	560,461	201,406	20	6,107,802	(106,755)	76,844	6,077,911	650,999	6,728,910
Exercise of stock options	—	2,046	—	19,326	—	—	19,326	—	19,326
Issuance of restricted stock units, net of tax withholdings	—	3,749	1	—	—	—	1	—	1
Shares issued in connection with the Employee Stock Purchase Plan	—	975	—	16,812	—	—	16,812	—	16,812
Stock-based compensation	—	—	—	221,857	—	—	221,857	—	221,857
Contributions from redeemable noncontrolling interests and noncontrolling interests	157,127	—	—	—	—	—	—	1,081,605	1,081,605
Distributions to redeemable noncontrolling interests and noncontrolling interests	(63,280)	—	—	—	—	—	—	(136,141)	(136,141)
Net loss	(35,908)	—	—	—	—	(79,423)	(79,423)	(865,199)	(944,622)
Capped call transaction	—	—	—	(28,000)	—	—	(28,000)	—	(28,000)
Acquisition of noncontrolling interests	(23,427)	—	—	(7,453)	—	—	(7,453)	(8,386)	(15,839)
Other comprehensive income, net of taxes	—	—	—	—	33,705	—	33,705	—	33,705
Balance - December 31, 2021	$594,973	208,176	$21	$6,330,344	$(73,050)	$(2,579)	$6,254,736	$722,878	$6,977,614
The accompanying notes are an integral part of these consolidated financial statements

Sunrun Inc.
Consolidated Statements of Cash Flows
(In Thousands)

	Year Ended December 31,
	2021	2020	2019
Operating activities:
Net loss	$(980,530)	$(626,948)	$(391,022)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization, net of amortization of deferred grants	388,096	242,942	187,163
Deferred income taxes	9,607	(60,573)	(8,218)
Stock-based compensation expense	211,000	170,587	26,306
Interest on pass-through financing obligations	21,431	23,166	24,326
Reduction in pass-through financing obligations	(42,309)	(39,188)	(39,083)
Other noncash items	60,600	51,040	25,780
Changes in operating assets and liabilities:
Accounts receivable	(62,124)	4,988	(14,864)
Inventories	(223,774)	47,554	(181,104)
Prepaid and other assets	(377,505)	(117,033)	(81,630)
Accounts payable	66,932	(45,718)	67,356
Accrued expenses and other liabilities	33,195	(10,306)	42,081
Deferred revenue	78,195	41,517	138,422
Net cash used in operating activities	(817,186)	(317,972)	(204,487)
Investing activities:
Payments for the costs of solar energy systems	(1,677,609)	(966,580)	(815,188)
Business combination, net of cash acquired	—	537,242	(2,722)
Purchase of equity method investment	—	(65,356)	—
Purchases of property and equipment, net	(8,576)	(3,095)	(25,345)
Net cash used in investing activities	(1,686,185)	(497,789)	(843,255)
Financing activities:
Proceeds from state tax credits, net of recapture	—	5,683	2,253
Proceeds from line of credit	738,046	182,700	185,450
Repayment of line of credit	(757,640)	(191,525)	(192,965)
Proceeds from issuance of convertible senior notes, net of capped call transaction	372,000	—	—
Proceeds from issuance of non-recourse debt	2,186,990	751,493	1,181,549
Repayment of non-recourse debt	(856,091)	(399,459)	(670,508)
Payment of debt fees	(53,793)	(14,083)	(28,687)
Proceeds from pass-through financing and other obligations	10,032	8,701	9,140
Early repayment of pass-through financing obligations	(18,050)	—	(7,597)
Payment of finance lease obligations	(12,352)	(10,578)	(13,919)
Contributions received from noncontrolling interests and redeemable noncontrolling interests	1,238,732	818,061	711,914
Distributions paid to noncontrolling interests and redeemable noncontrolling interests	(196,466)	(111,223)	(76,654)
Acquisition of noncontrolling interests	(41,955)	(2,694)	(4,600)
Net proceeds related to stock-based award activities	36,141	48,664	16,196
Proceeds from shares issued in connection with a subscription agreement	—	75,000	—
Repurchase of common stock	—	—	(5,000)
Net cash provided by financing activities	2,645,594	1,160,740	1,106,572
Net change in cash and restricted cash	142,223	344,979	58,830
Cash and restricted cash, beginning of period	708,208	363,229	304,399
Cash and restricted cash, end of period	$850,431	$708,208	$363,229
Supplemental disclosures of cash flow information
Cash paid for interest	$225,250	$119,626	$99,472
Cash paid for income taxes	$—	$—	$—
Supplemental disclosures of noncash investing and financing activities
Purchases of solar energy systems and property and equipment included in accounts payable and accrued expenses	$50,386	$66,433	$51,719
Right-of-use assets obtained in exchange for new finance lease liabilities	$11,055	$4,265	$17,914
Portion of solar energy systems financed with seller financing, included within non-recourse debt	$37,000	$—	$—
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

Note 2. Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and reflect the accounts and operations of the Company and those of its subsidiaries, including Funds, in which the Company has a controlling financial interest. Beginning October 8, 2020, the Company’s consolidated subsidiaries also included Vivint Solar, Inc. ("Vivint Solar"). The typical condition for a controlling financial interest ownership is holding a majority of the voting interests of an entity. However, a controlling financial interest may also exist in entities, such as variable interest entities (“VIEs”), through arrangements that do not involve controlling voting interests. In accordance with the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification Topic 810 (“ASC 810”) Consolidation, the Company consolidates any VIE of which it is the primary beneficiary. The primary beneficiary, as defined in ASC 810, is the party that has (1) the power to direct the activities of a VIE that most significantly impact the VIE’s economic performance and (2) the obligation to absorb the losses of the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE. The Company evaluates its relationships with its VIEs on an ongoing basis to determine whether it continues to be the primary beneficiary. The consolidated financial statements reflect the assets and liabilities of VIEs that are consolidated. All intercompany transactions and balances have been eliminated in consolidation.
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
Revenue from external customers (including, but not limited to homeowners) for each group of similar products and services is as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Customer agreements	$725,220	$432,527	$345,486
Incentives	101,344	51,633	42,349
Customer agreements and incentives	826,564	484,160	387,835

Solar energy systems	471,283	269,866	283,429
Products	312,107	168,165	187,314
Solar energy systems and product sales	783,390	438,031	470,743
Total revenue	$1,609,954	$922,191	$858,578
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
The following table provides a reconciliation of cash and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statement of cash flows. Cash and restricted cash consists of the following (in thousands):

	December 31,
	2021	2020	2019
Cash	$617,634	$519,965	$269,577
Restricted cash, current and long-term	232,797	188,243	93,652
Total	$850,431	$708,208	$363,229
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
Accounts receivable are recorded at net realizable value. The Company maintains allowances for the applicable portion of receivables using the expected credit loss model. The Company estimates expected credit losses from doubtful accounts based upon the expected collectability of all accounts receivables, which takes into account the number of days past due, collection history, identification of specific customer exposure, current economic trends, and management’s expectation of future economic conditions. Once a receivable is deemed to be uncollectible, it is written off. In 2021, 2020 and 2019, the Company recorded provisions for credit losses of $11.7 million, $7.2 million and $3.4 million, respectively, and wrote-off uncollectible receivables of $5.6 million, $5.4 million and $2.0 million, respectively.
Accounts receivable, net consists of the following (in thousands):

	December 31,
	2021	2020
Customer receivables	$147,371	$97,723
Rebates and other receivables	9,701	2,279
Allowance for credit losses	(11,035)	(4,861)
Total	$146,037	$95,141
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
Solar Energy Systems, net
The Company records solar energy systems subject to signed Customer Agreements and solar energy systems that are under installation as solar energy systems, net on its consolidated balance sheet. Solar energy systems, net is comprised of system equipment costs related to solar energy systems, less accumulated depreciation and amortization. Depreciation on solar energy systems is calculated on a straight-line basis over the estimated useful lives of the systems of 35 years. The Company periodically reviews its estimated useful life and recognizes changes in estimates by prospectively adjusting depreciation expense. Inverters and batteries are depreciated over their estimated useful life of 10 to 13 years.
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
Capitalization of Software Costs
For costs incurred in the development of internal use software, the Company capitalizes costs incurred during the application development stage. Costs related to preliminary project activities and post implementation activities are expensed as incurred. Internal use software is amortized on a straight-line basis over its estimated useful life of 3 years. Costs of $6.2 million, $2.0 million and $2.6 million were capitalized in 2021, 2020 and 2019, respectively.
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
Circumstances that could indicate impairment and require the Company to perform a quantitative impairment test include a significant decline in the Company’s financial results, a significant decline in the Company’s enterprise value relative to its net book value, a sustained decline in our stock price, or an unanticipated change in competition or the Company’s market share and a significant change in the Company’s strategic plans. As of October 1, 2021, the Company concluded that the fair value of the Company exceeded its carrying value.
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

    The opening balance of deferred revenue was $729.5 million as of December 31, 2019. Deferred revenue consists of the following (in thousands):

	December 31,
	2021	2020
Under Customer Agreements:
Payments received	$645,439	$614,906
Financing component balance	58,517	51,835
	703,956	666,741

Under SREC contracts:
Payments received	161,575	126,793
Financing component balance	8,080	5,742
	169,655	132,535

Total	$873,611	$799,276
    During the years ended December 31, 2021, 2020 and 2019, the Company recognized revenue of $86.3 million, $80.3 million and $69.4 million, respectively, from amounts included in deferred revenue at the beginning of the respective periods. Revenue allocated to remaining performance obligations represents contracted revenue that has not yet been recognized and includes deferred revenue as well as amounts that will be invoiced and recognized as revenue in future periods. Contracted but not yet recognized revenue was approximately $15.5 billion as of December 31, 2021, of which the Company expects to recognize approximately 5% over the next 12 months. The annual recognition is not expected to vary significantly over the next 10 years as the vast majority of existing Customer Agreements have at least 10 years remaining, given that the average age of the Company's fleet of residential solar energy systems under Customer Agreements is less than five years due to the Company being formed in 2007 and having experienced significant growth in the last few years. The annual recognition on these existing contracts will gradually decline over the midpoint of the Customer Agreements over the following 10 years as the typical 20- or 25-year initial term expires on individual Customer Agreements.
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

    SREC revenue arises from the sale of environmental credits generated by solar energy systems and is generally recognized upon delivery of the SRECs to the counterparty or upon reporting of the electricity generation. For pass-through financing obligation Funds, the value attributable to the monetization of Commercial ITCs are recognized in the period a solar energy system is granted PTO - see Note 13, Pass-through Financing Obligations.

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

Sunrun Inc.
Notes to Consolidated Financial Statements — Continued
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

Product sales consist of solar panels, racking systems, inverters, other solar energy products sold to resellers, roofing repair, and customer leads. Product sales revenue is recognized at the time when control is transferred, upon shipment, or as services are delivered. Customer lead revenue, included in product sales, is recognized at the time the lead is delivered.
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

Sunrun Inc.
Notes to Consolidated Financial Statements — Continued
Stock-Based Compensation
The Company grants stock options and restricted stock units (“RSUs”) for its equity incentive plan and employee stock purchase plan. Stock-based compensation to employees is measured based on the grant date fair value of the awards and recognized over the period during which the employee is required to perform services in exchange for the award (generally the vesting period of the award). When determining the grant date fair value of stock-based compensation, the Company utilizes the observable closing share price of its stock on the grant date. The Company considers whether any adjustments are needed to the share price to reflect fair value, including in instances where the observable market price does not reflect certain material non-public information known to the Company, but unavailable to marketplace participants at the time the market price is observed. No such adjustments were made during the years ended December 31, 2021, 2020, and 2019. The Company estimates the fair value of stock options and employee stock purchase plans awards granted using the Black-Scholes option-valuation model. Upon completion of the acquisition of Vivint Solar, all outstanding equity awards under Vivint Solar's equity incentive plans were automatically converted to Sunrun equity awards with the number of shares underlying such awards (and, in the case of stock options, the applicable exercise price) adjusted based on the exchange ratio of 0.55 shares of Sunrun common stock per share of Vivint Solar common stock and the fair value was also updated in accordance with ASC 718, Stock Compensation. Compensation cost is recognized over the vesting period of the applicable award using the straight-line method for those options expected to vest. For performance-based equity compensation awards, the Company generally recognizes compensation expense for each vesting tranche over the related performance period.
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

Sunrun Inc.
Notes to Consolidated Financial Statements — Continued
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
Concentrations of Risk
Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash and accounts receivable, which includes rebates receivable. The associated risk of concentration for cash is mitigated by banking with institutions with high credit ratings. At certain times, amounts on deposit exceed Federal Deposit Insurance Corporation insurance limits. The Company does not require collateral or other security to support accounts receivable. To reduce credit risk, management performs periodic credit evaluations and ongoing evaluations of its customers’ financial condition. Rebates receivable are due from various states and local governments as well as various utility companies. The Company considers the collectability risk of such amounts to be low. The Company is not dependent on any single customer. The Company’s customers under Customer Agreements are primarily located in California, Arizona, New Jersey, Hawaii, New York, Maryland and Massachusetts. The loss of a customer would not adversely impact the Company’s operating results or financial position. The Company depends on a limited number of suppliers of solar panels and other system components. During the years ended December 31, 2021 and 2020, the solar materials purchases from the top five suppliers were approximately $627.7 million and $297.7 million, respectively.
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

Sunrun Inc.
Notes to Consolidated Financial Statements — Continued
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
Accounting standards to be adopted:
In October 2021, the FASB issued ASU No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which requires contract assets and contract liabilities acquired in a business combination to be recognized and measured in accordance with ASC Topic 606, Revenue from Contracts with Customers. This ASU is effective for interim and annual periods beginning after December 15, 2022 on a prospective basis, with early adoption permitted. Effective January 1, 2022, the Company early adopted ASU 2021-08 on a prospective basis. There was no impact to its consolidated financial statements.
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
     The purchase consideration for the assets acquired was approximately $23.5 million, consisting of $2.7 million in cash upfront and $20.8 million representing the fair value of contingent consideration based upon new solar system installations through 2022. The Company estimated the fair value of the contingent consideration at the acquisition date using a probability-weighted discounted cash flow methodology. The estimated range of outcomes (undiscounted) was from $17.7 million to $28.9 million. The total fair value of the assets acquired of $23.5 million is comprised of an intangible asset related to customer relationships of $14.2 million with estimated useful life of five years, and goodwill of $9.3 million. Customer relationships were valued with level 3 inputs. The Company reassessed the valuation assumptions each reporting period, with any changes in the fair value accounted for in sales and marketing expense within the consolidated statements of operations. During the years ended December 31, 2021, 2020 and 2019, the Company recognized $4.7 million, $6.0 million and $2.3 million, respectively, of sales and marketing expense related to the changes in fair value. The fair value of the contingent consideration as of December 31, 2021 and 2020 was nil and $4.7 million, respectively.
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

Sunrun Inc.
Notes to Consolidated Financial Statements — Continued
The fair value of the assets acquired and liabilities assumed was finalized during 2021 and resulted in no additional adjustments. The following table sets forth the purchase accounting for Vivint Solar’s identifiable tangible and intangible assets acquired and liabilities assumed, with the excess recorded as goodwill (in thousands):

Assets acquired:
Cash and cash equivalents	$433,217
Accounts receivable	29,207
Inventories	70,028
Solar energy systems	2,979,304
Property and equipment	19,308
Intangible assets	3,900
Restricted cash, current and non-current	104,025
Prepaid expenses and other assets, current and non-current	110,402
Total assets acquired	3,749,391
Liabilities assumed:
Accrued liabilities, accounts payable and distributions payable	177,092
Finance lease obligations, current and non-current	8,408
Deferred revenue, current and long-term	32,604
Debt, current and long-term	2,191,831
Pass-through financing obligation, current and non-current	4,759
Long-term deferred tax liability	92,792
Other long-term liabilities	101,764
Total liabilities assumed	2,609,250
Net assets acquired, excluding goodwill	1,140,141
Redeemable non-controlling interests in subsidiaries	58,300
Non-controlling interests in subsidiaries	229,400
Total other	287,700
Total purchase price	5,037,516
Goodwill	$4,185,075
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

	Year Ended December 31,
	2020	2019
Total revenues	$1,234,352	$1,198,759
Net loss	$(971,554)	$886,774

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

Note 4. Fair Value Measurement
At December 31, 2021 and 2020, the carrying value of receivables, accounts payable, accrued expenses and distributions payable to noncontrolling interests approximates fair value due to their short-term nature and falls under the Level 2 hierarchy. The carrying values and fair values of debt instruments are as follows (in thousands):

	December 31, 2021		December 31, 2020
	Carrying Value	Fair Value	Carrying Value	Fair Value
Recourse debt	$601,684	$518,168	$230,660	$230,660
Senior debt	2,269,623	2,261,071	1,722,730	1,733,767
Subordinated debt	1,160,115	1,160,432	934,386	958,880
Securitization debt	2,471,468	2,494,070	1,908,369	2,012,283
Total	$6,502,890	$6,433,741	$4,796,145	$4,935,590
At December 31, 2021 and 2020, the fair value of certain recourse debt and certain senior, subordinated and securitization loans approximate their carrying values because their interest rates are variable rates that approximate rates currently available to the Company. At December 31, 2021 and 2020, the fair value of the Company’s other debt instruments are based on rates currently offered for debt with similar maturities and terms. The Company’s fair value of the debt instruments fell under the Level 2 hierarchy. These valuation approaches involve some level of management estimation and judgment, the degree of which is dependent on the price transparency for the instruments or market.
At December 31, 2021 and 2020, financial instruments measured at fair value on a recurring basis, based upon the fair value hierarchy are as follows (in thousands):

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Derivative assets:
Interest rate swaps	$—	$26,673	$—	$26,673
Total	$—	$26,673	$—	$26,673

Derivative liabilities:
Interest rate swaps	$—	$83,873	$—	$83,873
Total	$—	$83,873	$—	$83,873

Sunrun Inc.
Notes to Consolidated Financial Statements — Continued

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Derivative assets:
Interest rate swaps	$—	$5,218	$—	$5,218
Total	$—	$5,218	$—	$5,218

Derivative liabilities:
Interest rate swaps	$—	$175,444	$—	$175,444
Total	$—	$175,444	$—	$175,444

Contingent consideration:
Contingent consideration:	$—	$—	$4,653	$4,653
Total	$—	$—	$4,653	$4,653
The above balances are recorded in other assets and other liabilities, respectively, in the consolidated balance sheets, except for nil and $0.1 million as of December 31, 2021 and 2020, respectively, which is recorded in prepaid and other assets and $23.0 million and $23.9 million as of December 31, 2021 and 2020, respectively, which is recorded in accrued expenses and other liabilities.
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

The following table summarizes the activity of Level 3 contingent consideration balance in the year ended December 31, 2021 (in thousands):

Balance recorded in connection with business acquisition	$11,809
Gains recognized in earnings within sales and marketing expense	(6,030)
Payable for solar systems that have met deployment milestones	(1,126)
Balance at December 31, 2020	4,653
Change in fair value recognized in earnings within sales and marketing expense	(4,653)
Balance at December 31, 2021	$—

Sunrun Inc.
Notes to Consolidated Financial Statements — Continued
Note 5. Inventories
Inventories consist of the following (in thousands):

	December 31,
	2021	2020
Raw materials	$413,819	$241,095
Work-in-process	93,000	41,950
Total	$506,819	$283,045
    As of January 1, 2020, the federal government offers a Commercial ITC of 26%, which is reduced from 30%, under Section 48(a) of the Internal Revenue Code of 1986, as amended, for the installation of certain solar power facilities owned for business purposes. The Internal Revenue Service (“IRS”) provided taxpayers a safe harbor opportunity to retain access to the pre-2020 30% tax credit amount through specific rules released in Notice 2018-59. The Company sought to avail itself of this safe harbor by incurring certain costs and taking title in the year the Company took delivery, for tax purposes, of the underlying inventory and/or by performing physical work on components that will be installed in solar facilities. There was approximately $11.0 million and $37.5 million at December 31, 2021 and 2020, respectively, of inventory that would qualify for a 30% tax credit.

Note 6. Solar Energy Systems, net
Solar energy systems, net consists of the following (in thousands):

	December 31,
	2021	2020
Solar energy system equipment costs	$9,018,788	$7,789,009
Inverters and batteries	1,127,014	934,203
Total solar energy systems	10,145,802	8,723,212
Less: accumulated depreciation and amortization	(1,267,932)	(914,551)
Add: construction-in-progress	581,826	394,127
Total solar energy systems, net	$9,459,696	$8,202,788
All solar energy systems, including construction-in-progress, have been leased to or are subject to signed Customer Agreements with customers. The Company recorded depreciation expense related to solar energy systems of $368.0 million, $225.9 million and $167.9 million for the years ended December 31, 2021, 2020 and 2019, respectively. The depreciation expense was reduced by the amortization of deferred grants of $8.3 million, $8.2 million and $8.1 million for the years ended December 31, 2021, 2020 and 2019, respectively.
Note 7. Property and Equipment, net
Property and equipment, net consists of the following (in thousands):

	December 31,
	2021	2020
Machinery and equipment	$10,339	$8,860
Leasehold improvements, furniture, and computer hardware	41,209	42,614
Vehicles	76,487	68,245
Computer software	43,552	37,997
Total property and equipment	171,587	157,716
Less: Accumulated depreciation and amortization	(114,701)	(95,534)
Total property and equipment, net	$56,886	$62,182
Depreciation and amortization expense was $23.0 million, $20.0 million and $22.6 million for the years ended December 31, 2021, 2020 and 2019, respectively.

Note 8. Goodwill and Intangible Assets, net
The goodwill and intangible assets were acquired as part of the acquisition of Mainstream Energy Corporation, which included AEE Solar and its racking business SnapNrack; Clean Energy Experts, LLC; Omni Energy, LLC; and Vivint Solar.
The change in the carrying value of goodwill is as follows (in thousands):

Balance—January 1, 2019	$87,543
Acquisition of Omni (Note 3)	7,551
Balance—December 31, 2019	95,094
Acquisition of Vivint Solar (Note 3)	4,185,075
Balance—December 31, 2020 and 2021	$4,280,169
The Company performs its annual impairment test of goodwill on October 1 of each fiscal year or whenever events or circumstances change or occur that would indicate that goodwill might be impaired. As of October 1, 2021, the Company conducted its annual goodwill impairment test, based on a qualitative assessment. The test concluded that no impairment had occurred. Since December 31, 2021, the price of the Company’s common stock has declined. A sustained decrease in the price of the Company’s common stock is one of the qualitative factors to be considered as part of an impairment test when evaluating whether events or changes in circumstances may indicate that it is more likely than not that a potential goodwill impairment exists. The Company will continue monitoring the analysis of the qualitative and quantitative factors used as a basis for the goodwill impairment test during fiscal year 2022.

The Company has determined that it has one reporting unit.
There was no impairment of goodwill during the years ended December 31, 2021, 2020 and 2019, respectively.
Intangible assets, net as of December 31, 2021 consist of the following (in thousands, except weighted average remaining life):

	Cost	Accumulated amortization	Carrying value	Weighted average remaining life (in years)
Customer relationships	$32,770	$(20,346)	$12,424	2.7
Developed technology	6,820	(6,820)	—	—
Trade names	6,990	(6,523)	467	1.3
Total	$46,580	$(33,689)	$12,891
Intangible assets, net as of December 31, 2020 consist of the following (in thousands, except weighted average remaining life):

	Cost	Accumulated amortization	Carrying value	Weighted average remaining life (in years)
Customer relationships	$32,770	$(15,349)	$17,421	3.6
Developed technology	6,820	(6,820)	—	—
Trade names	6,990	(6,149)	841	2.3
Total	$46,580	$(28,318)	$18,262

The Company recorded amortization of intangible assets expense of $5.4 million, $5.2 million and $4.8 million for the years ended December 31, 2021, 2020 and 2019, respectively. As of December 31, 2021, expected amortization of intangible assets for each of the five succeeding fiscal years and thereafter is as follows (in thousands):

2022	$5,364
2023	4,673
2024	2,269
2025	585
2026	—
Thereafter	—
Total	$12,891

Note 9. Other Assets
Other assets consist of the following (in thousands):

	December 31,
	2021	2020
Costs to obtain contracts - customer agreements	$703,080	$377,839
Costs to obtain contracts - incentives	2,481	2,481
Accumulated amortization of costs to obtain contracts	(74,529)	(51,365)
Unbilled receivables	212,727	150,603
Allowance for credit loss on unbilled receivables	(2,411)	(1,731)
Operating lease right-of-use assets	92,707	81,516
Equity method investment	63,826	65,356
Other assets	127,862	56,966
Total	$1,125,743	$681,665
    The Company recorded amortization of costs to obtain contracts of $23.3 million and $14.4 million for the years ended December 31, 2021 and 2020, respectively, in the sales and marketing expense.

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

Note 10. Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consist of the following (in thousands):

	December 31,
	2021	2020
Accrued employee compensation	$100,357	$91,115
Operating lease obligations	24,780	21,461
Accrued interest	38,665	38,340
Accrued professional fees	11,330	15,834
Other accrued expenses	189,004	158,864
Total	$364,136	$325,614

Note 11. Indebtedness
As of December 31, 2021 and 2020, respectively, debt consisted of the following (in thousands, except percentages):

	December 31, 2021	December 31, 2020	Unused Borrowing Capacity (1)	Weighted Average Interest Rate at December 31, 2021 (2)	Weighted Average Interest Rate at December 31, 2020 (2)	Contractual Interest Rate (3)	Contractual Maturity Date
Recourse debt
Bank line of credit (4)	$211,066	$230,660	$—	3.40%	3.53%	LIBOR +3.25%	January 2025
0% Convertible Senior Notes (5)	$400,000	$—	$—	—%	N/A	—%	February 2026
Total recourse debt	611,066	230,660	—
Unamortized debt discount	(9,382)	—	—
Total recourses debt, net	601,684	230,660	—

Non-recourse debt (6)
Senior revolving and delayed draw loans (7)(8)	1,301,600	587,600	43,102	2.23%	2.85%	LIBOR +1.75% - 3.25%	March 2024 - October 2027
Senior non-revolving loans	921,038	1,087,386	—	3.66%	3.68%	4.50% - 6.50%; LIBOR +1.75% - 2.75%	April 2022 - November 2040
Subordinated revolving and delayed draw loans	221,464	282,722	—	9.06%	8.43%	8.50% - 9.80%; LIBOR +9.00%	March 2024 - October 2032
Subordinated loans (9)	959,852	668,642	—	8.46%	8.76%	7.00% - 10.00%; LIBOR +6.75% -	May 2023 - January 2042
Securitized loans	2,466,389	1,885,981	—	3.59%	4.18%	2.27% - 5.31%	August 2023 - January 2057
Total non-recourse debt	5,870,343	4,512,331	43,102
Unamortized debt premium, net	30,863	53,154	—
Total non-recourse debt, net	5,901,206	4,565,485	43,102
Total debt, net	$6,502,890	$4,796,145	$43,102

(1)Represents the additional amount the Company could borrow, if any, based on the state of its existing assets as of December 31, 2021.
(2)Reflects weighted average contractual, unhedged rates. See Note 12, Derivatives for hedge rates.
(3)Ranges shown reflect fixed interest rate and rates using LIBOR, as applicable.
(4)This syndicated working capital facility with banks has a total commitment up to $250.0 million and is secured by substantially all of the unencumbered assets of the Company, as well as ownership interests in certain subsidiaries of the Company. Loans under this facility bear interest at LIBOR +3.25% per annum or Base Rate +2.25% per annum. The Base Rate is the highest of the Federal Funds Rate +0.50%, the Prime Rate, or

LIBOR +1.00%. Subject to various restrictive covenants, such as the completion and presentation of audited consolidated financial statements, maintaining a minimum unencumbered liquidity of at least $25.0 million at the end of each calendar month, maintaining quarter end liquidity to be at least $35.0 million, and maintaining a minimum interest coverage ratio of 3.50 or greater, measured quarterly as of the last day of each quarter. The Company was in compliance with all debt covenants as of December 31, 2021. Please refer to Note 22 Subsequent Events regarding the new credit facility entered into in January 2022.
(5)These convertible senior notes ("Notes") will not bear regular interest, and the principal amount of the notes will not accrete. The Notes may bear special interest under specified circumstances relating to the Company’s failure to comply with its reporting obligations under the Indenture or if the Notes are not freely tradeable as required by the Indenture. The Notes will mature on February 1, 2026, unless earlier repurchased by the Company, redeemed by the Company or converted pursuant to their terms. The initial conversion rate of the Notes is 8.4807 shares of the Company’s common stock, par value $0.0001 per share, per $1,000 principal amount of Notes, which is equivalent to an initial conversion price of approximately $117.91 per share. The conversion rate will be subject to adjustment upon the occurrence of certain specified events but will not be adjusted for any accrued and unpaid special interest. In addition, upon the occurrence of a make-whole fundamental change or an issuance of a notice of redemption, the Company will, in certain circumstances, increase the conversion rate by a number of additional shares for a holder that elects to convert its Notes in connection with such make-whole fundamental change or notice of redemption. The debt discount recorded on the Notes is being amortized to interest expense at an effective interest rate of 0.57%. As of December 31, 2021, $2.1 million of the debt discount was amortized to interest expense. In connection with the offering of the Notes, the Company entered into privately negotiated capped call transactions (“Capped Calls”) with certain of the initial purchasers and/or their respective affiliates at a cost of approximately $28.0 million. The Capped Calls are classified as equity and were recorded to additional paid-in-capital within stockholders’ equity as of December 31, 2021. The Capped Calls each have an initial strike price of approximately $117.91 per share, subject to certain adjustments, which corresponds to the initial conversion price of the Notes. The Capped Calls have initial cap prices of $157.22 per share. The Capped Calls cover, subject to anti-dilution adjustments, approximately 3.4 million shares of common stock. The Capped Calls are expected generally to reduce the potential dilution to the common stock upon any conversion of Notes and/or offset any cash payments the Company is required to make in excess of the principal amount of the Notes, as the case may be, in the event the market price per share of common stock, as measured under the Capped Calls, is greater than the strike price of the Capped Call, with such offset subject to a cap. If, however, the market price per share of the common stock, as measured under the Capped Calls, exceeds the cap price of the Capped Calls, there would be dilution and/or there would not be an offset of such potential cash payments, in each case, to the extent that the then-market price per share of the common stock exceeds the cap price. The final components of the Capped Calls are scheduled to expire on January 29, 2026.
(6)Certain loans under this category are part of project equity transactions.
(7)Under a loan within this category, the Company may incur up to an aggregate principal amount of $100.0 million in revolver borrowings. Borrowings under this revolving loan may be designated as base rate loans or LIBOR loans, subject to certain terms and conditions. Base rate loans accrue interest at a rate per year equal to 2.25% plus the highest of (i) the federal funds rate plus 0.50%, (ii) Bank of America, N.A.’s published “prime rate,” and (iii) LIBOR rate plus 1.00%, subject to a 0.00% floor. LIBOR loans accrue interest at a rate per annum equal to 3.25% plus the fluctuating rate of interest equal to LIBOR or a comparable successor rate approved by the administrative agent, subject to a 0.00% floor. In addition to customary covenants for these type of facilities, the Company is subject to financial covenants and is required to have unencumbered cash and cash equivalents at the end of each fiscal quarter of at least the greater of (i) $30.0 million and (ii) the amount of unencumbered liquidity to be maintained by Vivint Solar, Inc. a wholly owned subsidiary of the Company, in accordance with any loan documents governing recourse debt facilities of Vivint Solar Inc. As of September 30, 2021, this facility was terminated.
(8)Pursuant to the terms of the aggregation facilities within this category the Company may draw up to an aggregate principal amount of $1.9 billion in revolver borrowings depending on the available borrowing base at the time.
(9)A loan under this category with an outstanding balance of $124.8 million as of December 31, 2021 contains a put option that can be exercised beginning in 2036 that would require the Company to pay off the entire loan on November 30, 2037.

Senior and Subordinated Debt Facilities
    Each of the Company's senior and subordinated debt facilities contain customary covenants including the requirement to maintain certain financial measurements and provide lender reporting. Each of the senior and subordinated debt facilities also contain certain provisions in the event of default that entitle lenders to take certain actions including acceleration of amounts due under the facilities and acquisition of membership interests and assets that are pledged to the lenders under the terms of the senior and subordinated debt facilities. The facilities are non-recourse to the Company and are secured by net cash flows from Customer Agreements or inventories less certain operating, maintenance and other expenses that are available to the borrower after distributions to tax equity investors, where applicable. Under the terms of these facilities, the Company's subsidiaries pay interest and principal from the net cash flows available to the subsidiaries. The Company was in compliance with all debt covenants as of December 31, 2021.
Securitization Loans
Each of the Company's securitized loans contains customary covenants including the requirement to provide reporting to the indenture trustee and ratings agencies. Each of the securitized loans also contain certain provisions in the event of default which entitle the indenture trustee to take certain actions including acceleration of amounts due under the facilities and acquisition of membership interests and assets that are pledged to the lenders under the terms of the securitized loans. The facilities are non-recourse to the Company and are secured by net cash flows from Customer Agreements less certain operating, maintenance and other expenses which are available to the borrower after distributions to tax equity investors, where applicable. Under the terms of these loans, the Company's subsidiaries pay interest and principal from the net cash flows available to the subsidiaries. The Company was in compliance with all debt covenants as of December 31, 2021.
Maturities of Indebtedness
The aggregate future principal payments for debt as of December 31, 2021 are as follows (in thousands):

2022	$189,562
2023	617,091
2024	716,484
2025	1,174,043
2026	548,561
Thereafter	3,235,668
Subtotal	6,481,409
Debt premium	21,481
Total	$6,502,890

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

The interest rate swaps have been designated as cash flow hedges. The credit risk adjustment associated with these swaps is the risk of non-performance by the counterparties to the contracts. In the year ended December 31, 2021, the hedge relationships on the Company’s interest rate swaps have been assessed as highly effective as the quarterly assessment performed determined changes in cash flows of the derivative instruments have been highly effective in offsetting the changes in the cash flows of the hedged items, are expected to be highly effective in the future and the critical terms of the interest rate swaps match the critical terms of the underlying forecasted hedged transactions. Accordingly, changes in the fair value of these derivatives are recorded as a component of accumulated other comprehensive income, net of income taxes. Changes in the fair value of these derivatives are subsequently reclassified into earnings, and are included in interest expense, net in the Company’s statements of operations, in the period that the hedged forecasted transactions affect earnings. To the extent that the hedge relationships are not effective, changes in the fair value of these derivatives are recorded in other expenses, net in the Company's statements of operations on a prospective basis.
The Company’s master netting and other similar arrangements allow net settlements under certain conditions. When those conditions are met, the Company presents derivatives at net fair value. As of December 31, 2021, the information related to these offsetting arrangements were as follows (in thousands):

Instrument Description	Gross Amounts of Recognized Assets / Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets / Liabilities Included in the Consolidated Balance Sheet	Notional Amount (1)
Assets:
Derivatives designated as hedging instruments	$17,475	$(1,815)	$15,660	$421,281
Derivatives not designated as hedging instruments	9,198	—	9,198	345,258
Total derivative assets	26,673	(1,815)	24,858	766,539

Liabilities:
Derivatives designated as hedging instruments	(54,017)	1,815	(52,202)	1,110,729
Derivatives not designated as hedging instruments	(29,856)	—	(29,856)	621,884
Total derivative liabilities	(83,873)	1,815	(82,058)	1,732,613
Total derivative assets & liabilities	$(57,200)	$—	$(57,200)	$2,499,152

(1)Comprised of 61 interest rate swaps which effectively fix the LIBOR portion of interest rates on outstanding balances of certain loans under the senior and securitized sections of the debt footnote table (see Note 11, Indebtedness) at 0.57% to 3.18% per annum. These swaps mature from August 31, 2022 to January 31, 2043.

As of December 31, 2020, the information related to these offsetting arrangements were as follows (in thousands):

Instrument Description	Gross Amounts of Recognized Assets / Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets / Liabilities Included in the Consolidated Balance Sheet	Notional Amount
Assets:
Derivatives designated as hedging instruments	$4,293	$(6)	$4,287	$191,737
Derivatives not designated as hedging instruments	925	(13)	912	166,138
Total derivative assets	5,218	(19)	5,199	357,875

Liabilities:
Derivatives designated as hedging instruments	(165,996)	6	(165,990)	1,796,596
Derivatives not designated as hedging instruments	(9,448)	13	(9,435)	190,530
Total derivative liabilities	(175,444)	19	(175,425)	1,987,126
Total derivative assets & liabilities	$(170,226)	$—	$(170,226)	$2,345,001
The losses (gains) on derivatives designated as cash flow hedges recognized into OCI, before tax effect, consisted of the following (in thousands):

	Year Ended December 31,
	2021	2020	2019
Derivatives designated as cash flow hedges:
Interest rate swaps	$(25,117)	$86,367	$65,809

The losses (gains) on derivatives financial instruments recognized into the consolidated statements of operations, before tax effect, consisted of the following (in thousands):

	Year Ended December 31,
	2021		2020		2019
	Interest expense, net	Other expense, net	Interest expense, net	Other expense, net	Interest expense, net	Other expense, net
Derivatives designated as cash flow hedges:
Interest rate swaps
Losses (gains) reclassified from AOCI into income	$21,517	$—	$12,971	$—	$(785)	$—
Derivatives not designated as cash flow hedges:
Interest rate swaps
Gains recognized into income	—	(21,387)	—	(2,911)	—	—
Total losses (gains)	$21,517	$(21,387)	$12,971	$(2,911)	$(785)	$—
All amounts in Accumulated other comprehensive income (loss) ("AOCI") in the consolidated statements of redeemable noncontrolling interests and equity relate to derivatives, refer to the consolidated statements of comprehensive loss. The net (losses) gains on derivatives includes the tax effect of $12.9 million, $19.4 million and $17.7 million for the twelve months ended December 31, 2021, 2020 and 2019, respectively.
During the next 12 months, the Company expects to reclassify $18.6 million of net losses on derivative instruments from accumulated other comprehensive income to earnings. There were twelve undesignated derivative instruments recorded by the Company as of December 31, 2021.

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
Under these financing obligation arrangements, wholly owned subsidiaries of the Company finance the cost of solar energy systems with investors for an initial term of typically 22 years, and one fund with an initial term of 7 years. The solar energy systems are subject to Customer Agreements with an initial term of typically 20 or 25 years that automatically renew on an annual basis. These solar energy systems are reported under the line item solar energy systems, net in the consolidated balance sheets. As of December 31, 2021 and 2020, the cost of the solar energy systems placed in service under the financing obligation arrangements was $705.4 million and $715.5 million, respectively. The accumulated depreciation related to these assets as of December 31, 2021 and 2020 was $143.2 million and $120.2 million, respectively. During the year ended December 31, 2021, the Company retired one of its financing obligations and terminated the associated lease for $18.1 million, which resulted in a debt extinguishment expense of $6.3 million.
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

Note 14. VIE Arrangements
The Company consolidated various VIEs at December 31, 2021 and 2020. The carrying amounts and classification of the VIEs’ assets and liabilities included in the consolidated balance sheets are as follows (in thousands):

	December 31,
	2021	2020
Assets
Current assets
Cash	$377,044	$219,502
Restricted cash	70,346	34,559
Accounts receivable, net	55,714	35,152
Inventories	93,604	23,306
Prepaid expenses and other current assets	1,519	2,629
Total current assets	598,227	315,148
Solar energy systems, net	7,605,769	6,748,127
Other assets	177,224	127,591
Total assets	$8,381,220	$7,190,866
Liabilities
Current liabilities
Accounts payable	$26,042	$15,609
Distributions payable to noncontrolling interests and redeemable noncontrolling interests	31,582	28,577
Accrued expenses and other liabilities	31,036	24,660
Deferred revenue, current portion	45,956	44,906
Deferred grants, current portion	997	1,007
Non-recourse debt, current portion	41,284	31,594
Total current liabilities	176,897	146,353
Deferred revenue, net of current portion	484,429	493,161
Deferred grants, net of current portion	24,637	25,891
Non-recourse debt, net of current portion	1,441,324	1,160,817
Other liabilities	25,205	31,745
Total liabilities	$2,152,492	$1,857,967
The Company holds certain variable interests in nonconsolidated VIEs established as a result of six pass-through Fund arrangements as further explained in Note 13, Pass-Through Financing Obligations. The Company does not have material exposure to losses as a result of its involvement with the VIEs in excess of the amount of the pass-through financing obligation recorded in the Company’s consolidated financial statements. The Company is not considered the primary beneficiary of these VIEs.
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
The carrying value of redeemable noncontrolling interests was greater than the redemption value except for ten and fifteen Funds at December 31, 2021 and 2020, respectively, where the carrying value has been adjusted to the redemption value.

Sunrun Inc.
Notes to Consolidated Financial Statements — Continued
Note 16. Stockholders’ Equity
Convertible Preferred Stock
The Company did not have any convertible preferred stock issued and outstanding as of December 31, 2021 and 2020.
The Company did not declare or pay any dividends in 2021, 2020 or 2019.
Common Stock
The Company has reserved sufficient shares of common stock for issuance upon the exercise of stock options and the exercise of warrants. Common stockholders are entitled to dividends if and when declared by the board of directors, subject to the prior rights of the preferred stockholders. As of December 31, 2021, no common stock dividends had been declared by the board of directors.
The Company has reserved shares of common stock for issuance as follows (in thousands):

	December 31,
	2021	2020
Stock plans
Shares available for grant
Sunrun-VSI 2014 Equity Incentive Plan	11,084	8,940
2015 Equity Incentive Plan	22,371	15,033
2015 Employee Stock Purchase Plan	11,270	8,216
Options outstanding	6,257	8,019
Restricted stock units outstanding	4,485	7,103
Total	55,467	47,311
Stock Repurchase Program
In November 2019, the Company's board of directors approved a stock repurchase program authorizing the Company to repurchase up to $50.0 million of its common stock from time to time over the next three years. Stock repurchases under this program may be made through open market transactions, negotiated purchases or otherwise, at times and in such amounts as the Company considers appropriate and in accordance with applicable regulations of the Securities and Exchange Commission. The timing of repurchases and the number of shares repurchased will depend on a variety of factors including price, regulatory requirements, and other market conditions. The Company may limit, amend, suspend, or terminate the stock repurchase program at any time without prior notice. Any shares repurchased under the program will be returned to the status of authorized, but unissued shares of common stock. During 2019, the Company repurchased 368,996 shares for approximately $5.0 million. There were no such repurchases in 2021 and 2020.

Sunrun Inc.
Notes to Consolidated Financial Statements — Continued
Note 17. Stock-Based Compensation
2013 Equity Incentive Plan
In July 2013, the Board of Directors approved the 2013 Equity Incentive Plan (“2013 Plan”). In March 2015, the Board of Directors authorized an additional 3,000,000 shares reserved for issuance under the 2013 Plan. An aggregate of 4,500,000 shares of common stock are reserved for issuance under the 2013 Plan plus (i) any shares that were reserved but not issued under the plan that was previously in place, and (ii) any shares subject to stock options or similar awards granted under the plan that was previously in place that expire or otherwise terminate without having been exercised in full and shares issued that are forfeited to or repurchased by the Company, with the maximum number of shares to be added to the 2013 Plan pursuant to clauses (i) and (ii) equal to 8,044,829 shares. Stock options granted to employees generally have a maximum term of ten-years and vest over a four-year period from the date of grant; 25% vest at the end of one year, and 75% vest monthly over the remaining three years. The options may include provisions permitting exercise of the option prior to full vesting. Any unvested shares shall be subject to repurchase by the Company at the original exercise price of the option in the event of a termination of an optionee’s employment prior to vesting. All the remaining shares that were available for future grants under the 2013 Plan were transferred to the 2015 Equity Incentive Plan (“2015 Plan”) at the inception of the 2015 Plan. As of December 31, 2021, the Company had not granted restricted stock or other equity awards (other than options) under the 2013 Plan.
2014 Equity Incentive Plan
In August 2014, the Board approved Sunrun's 2014 Equity Incentive Plan (“Sunrun 2014 Plan”). An aggregate of 947,342 shares of common stock is reserved for issuance under the Sunrun 2014 Plan. The Sunrun 2014 Plan was adopted to accommodate a broader transaction with a sales entity and to allow for similar transactions in the future. In July 2015, the Board approved an increase in the number of shares of common stock reserved to 1,197,342. As of July 2015, the Company granted all 1,197,342 restricted stock units (“RSUs”) available under the Sunrun 2014 Plan.
Sunrun-VSI 2014 Equity Incentive Plan
Upon completion of the Merger, the Company may grant equity awards through the Sunrun-VSI 2014 Equity Incentive Plan (“Sunrun-VSI 2014 Plan”), which was previously called the Vivint Solar 2014 Equity Incentive Plan. Under the Sunrun-VSI 2014 Plan, the Company may grant stock options, restricted stock, restricted stock units (“RSUs”), stock appreciation rights, performance stock units, performance shares and performance awards to its employees, directors and consultants, and its parent and subsidiary corporations’ employees and consultants.
As of December 31, 2021, a total of 11.1 million shares of common stock were available for grant under the Sunrun-VSI 2014 Plan, subject to adjustment in the case of certain events. In addition, any shares that otherwise would be returned to the Omnibus Plan (as defined below) as the result of the expiration or termination of stock options may be added to the Sunrun-VSI 2014 Plan. The number of shares available to grant under the Sunrun-VSI 2014 Plan is subject to an annual increase on the first day of each year.
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
Long-term Incentive Plan
In July 2013, Vivint Solar’s board of directors approved shares of common stock for six Long-term Incentive Plan Pools (“LTIP Pools”) that comprise the 2013 Long-term Incentive Plan (the “LTIP”). Participants in the LTIP are allocated a portion of the LTIP Pools relative to the performance of other participants on a measurement date that is determined once performance conditions are met. The Merger Agreement provided that the LTIP awards outstanding immediately prior to the Closing Date were cancelled and terminated and that subsequent to the Closing Date, each holder of a cancelled LTIP award would be granted an RSU award to be settled in shares of

Sunrun Inc.
Notes to Consolidated Financial Statements — Continued
Sunrun common stock, with the number of shares underlying such award calculated as if the LTIP performance hurdles were achieved, with the Closing Date as the determination date. As a result, approximately 1.5 million shares of the Company common stock were awarded as RSUs to LTIP participants with a grant date equal to the Closing Date. These RSUs vest in three equal installments, subject to the grantee’s continued provision of services to the Company. One-third vested 30 days after the Closing Date, one-third vested nine months after the Closing Date, and one-third will vest 18 months after the Closing Date. As of December 31, 2021, there are no remaining shares available for grant under the LTIP.
2015 Equity Incentive Plan
In July 2015, the Sunrun Board approved the 2015 Plan. An aggregate of 11,400,000 shares of common stock are reserved for issuance under the 2015 Plan plus (i) any shares that were reserved but not issued under the 2013 Plan at the inception of the 2015 Plan, and (ii) any shares subject to stock options or similar awards granted under the 2008 Plan, 2013 Plan and 2014 Plan that expire or otherwise terminate without having been exercised in full and shares issued that are forfeited to or repurchased by the Company, with the maximum number of shares to be added to the 2015 Plan pursuant to clauses (i) and (ii) equal to 15,439,334 shares. The 2015 Plan provides for annual automatic increases on January 1 to the shares reserved for issuance. The automatic increase of the number of shares available for issuance under the 2015 Plan is equal to the least of 10 million shares, 4% of the outstanding shares of common stock as of the last day of the Company’s immediately preceding fiscal year or such other amount as the Board of Directors may determine. In 2021 and 2020, an additional 8,056,251 and 4,738,048 shares, respectively, were reserved for issuance under the 2015 Plan pursuant to the automatic increase provision. Stock options granted to employees generally have a maximum term of ten-years and vest over a four-year period from the date of grant; 25% vest at the end of one year, and 75% vest monthly over the remaining three years. The options may include provisions permitting exercise of the option prior to full vesting. Any unvested shares shall be subject to repurchase by the Company at the original exercise price of the option in the event of a termination of an optionee’s employment prior to vesting. RSUs granted to employees generally vest over a four-year period from the date of grant; 25% vest at the end of one year, and 75% vest quarterly over the remaining three years.
Stock Options
The following table summarizes the activity for all stock options under all of the Company’s equity incentive plans for the years ended December 31, 2021 and 2020 (shares and aggregate intrinsic value in thousands):

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2019	10,784	$7.38	6.52	$71,745
Assumed through acquisition	2,565	10.23
Granted	1,740	17.48
Exercised	(6,608)	7.40
Cancelled	(462)	9.36
Outstanding at December 31, 2020	8,019	10.35	6.87	473,371
Granted	641	47.06
Exercised	(1,977)	8.88
Cancelled	(426)	24.70
Outstanding at December 31, 2021	6,257	$13.60	6.19	$140,326
Options vested and exercisable at December 31, 2021	4,362	$8.38	5.18	$114,465
Options vested and expected to vest at December 31, 2021	6,257	$13.60	6.19	$140,326
There were no unvested exercisable shares as of the year ended December 31, 2021 and 2020, which are subject to a repurchase option held by the Company at the original exercise price. These options became fully vested during the year ended December 31, 2020.

Sunrun Inc.
Notes to Consolidated Financial Statements — Continued
The weighted-average grant-date fair value of stock options granted during the year ended December 31, 2021, 2020 and 2019 were $27.72, $9.33 and $8.27 per share, respectively. The total intrinsic value of the options exercised during the year ended December 31, 2021, 2020 and 2019 was $106.1 million, $251.7 million and $37.8 million, respectively. The aggregate intrinsic value is the difference of the current fair value of the stock and the exercise price for in-the-money stock options. The total fair value of options vested during the year ended December 31, 2021, 2020 and 2019 was $36.4 million, $104.8 million and $9.5 million, respectively.
The Company estimates the fair value of stock-based awards on their grant date using the Black-Scholes option-pricing model. The Company estimates the fair value using a single-option approach and amortizes the fair value on a straight-line basis for options expected to vest. All options are amortized over the requisite service periods of the awards, which are generally the vesting periods.
The Company estimated the fair value of stock options with the following assumptions:

Year Ended December 31,
	2021	2020	2019
Risk-free interest rate	0.90% - 1.30%	0.30% - 1.50%	1.70% - 2.59%
Volatility	63.00% - 67.80%	54.40% - 59.70%	52.90% - 55.07%
Expected term (in years)	6.00 - 6.10	5.30 - 6.10	6.10 - 6.12
Expected dividend yield	—%	—%	—%
The expected term assumptions were determined based on the average vesting terms and contractual lives of the options. The risk-free interest rate is based on the rate for a U.S. Treasury zero-coupon issue with a term that approximates the expected life of the option grant. For stock options granted in the year ended December 31, 2021, 2020 and 2019, the Company considered the volatility data of a group of publicly traded peer companies in its industry. The Company accounts for forfeitures as they occur and, as such, reverses compensation cost previously recognized in the period the award is forfeited, for an award that is forfeited before completion of the requisite service period.
Restricted Stock Units
The following table summarizes the activity for all RSUs under all of the Company’s equity incentive plans for the years ended December 31, 2021 and 2020 (shares in thousands):

	Shares	Weighted Average Grant Date Fair Value
Unvested balance at December 31, 2019	3,943	$11.42
Assumed through acquisition	3,033	70.54
Granted	5,295	34.71
Issued	(4,222)	30.10
Cancelled / forfeited	(946)	32.08
Unvested balance at December 31, 2020	7,103	40.17
Granted	1,992	48.12
Issued	(3,755)	42.70
Cancelled / forfeited	(855)	34.05
Unvested balance at December 31, 2021	4,485	$42.73

Warrants for Strategic Partners
The Company has issued warrants for up to 846,943 shares of its common stock to certain strategic partners (calculated using the respective quarter of grant's closing stock price). The exercise price of each warrant is $0.01 per share, and 69,309 warrants were exercised during the year ended December 31, 2021. During the year ended

Sunrun Inc.
Notes to Consolidated Financial Statements — Continued
December 31, 2021, the Company recognized stock-based compensation expense of $10.7 million under time-based warrants.
Employee Stock Purchase Plan
Under the Company's 2015 Employee Stock Purchase Plan (“ESPP”) (as amended in May 2017), eligible employees are offered shares bi-annually through a 24-month offering period which encompasses four six-month purchase periods. Each purchase period begins on the first trading day on or after May 15 and November 15 of each year. Employees may purchase a limited number of shares of the Company’s common stock via regular payroll deductions at a discount of 15% of the lower of the fair market value of the Company’s common stock on the first trading date of each offering period or on the exercise date. Employees may deduct up to 15% of payroll, with a cap of $25,000 of fair market value of shares in any calendar year and 10,000 shares per employee per purchase period. Under the ESPP, 1,000,000 shares of the Company’s common stock have been reserved for issuance to eligible employees. The ESPP provides for an automatic increase of the number of shares available for issuance under the ESPP on the first day of each fiscal year beginning on January 1, 2016, equal to the least of 5 million shares, 2% of the outstanding shares of the Company’s common stock on the last day of the immediately preceding fiscal year, or such other amount as may be determined by the Board of Directors. In 2021 and 2020, the Board of Directors authorized an additional 4,028,125 and 2,369,024 shares, respectively, reserved for issuance under the ESPP.
Stock-Based Compensation Expense
The Company recognized stock-based compensation expense, including ESPP expenses, in the consolidated statements of operations as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Cost of customer agreements and incentives	$11,469	$4,315	$2,434
Cost of solar energy systems and product sales	5,775	1,582	844
Sales and marketing	104,087	53,366	5,162
Research and development	3,806	2,518	1,439
General and administration	85,863	108,806	16,427
Total	$211,000	$170,587	$26,306
During the years ended December 31, 2021 and 2020, stock-based compensation expense capitalized to the Company’s consolidated balance sheet was $10.9 million and $6.5 million, respectively. As of December 31, 2021 and 2020, total unrecognized compensation cost related to outstanding stock options and RSUs was $175.8 million and $280.1 million, respectively, which are expected to be recognized over a weighted-average period of 2.3 years. Total unrecognized compensation cost includes the assumed unvested Vivint Solar awards to be recognized as stock-based compensation expense over the remaining requisite service period. Per ASC 805, the replacement of stock options or other share-based payment awards in conjunction with a business combination represents a modification of share-based payment awards that must be accounted for in accordance with ASC 718, Stock Compensation. As a result of the Company’s issuance of replacement awards, a portion of the fair-value-based measure of the replacement awards is included in the purchase consideration. To determine the portion of the replacement awards that is part of the purchase consideration, the Company measured the fair value of both the replacement awards and the historical awards as of the Acquisition Date. The fair value of the replacement awards, whether vested or unvested, was included in the purchase consideration to the extent that pre-acquisition services were rendered. In the year ended December 31, 2021, the Company recognized compensation cost of $35.7 million for modifications due to accelerated vesting of unvested outstanding shares for 53 grantees.
401(k) Plans

Sunrun Inc.
Notes to Consolidated Financial Statements — Continued
    The Sunrun 401(k) Plan and the Vivint Solar 401(k) Plan are deferred salary arrangements under Section 401(k) of the Internal Revenue Code. Under both the Sunrun and Vivint Solar 401(k) Plans, participating U.S. employees may defer a portion of their pre-tax earnings, up to the IRS annual contribution limit ($19,500 for calendar year 2021). Under the Sunrun 401(k) Plan, the Company matches 100% of the first 1% and 50% of the next 5% of each employee's contributions. Under the Vivint Solar 401(k) Plan, the Company matches 33% of each employee's contributions up to a maximum of 6% of the employee’s eligible earnings. The Company recognized expense of $14.7 million, $9.6 million and $8.5 million in the years ended December 31, 2021, 2020 and 2019, respectively.

Note 18. Income Taxes
The following table presents the loss (income) before income taxes for the periods presented (in thousands):

	For the Year Ended December 31,
	2021	2020	2019
Loss (income) attributable to common stockholders	$70,152	$233,967	$(18,117)
Loss attributable to noncontrolling interest and redeemable noncontrolling interests	901,107	453,554	417,357
Loss before income taxes	$971,259	$687,521	$399,240
The income tax provision (benefit) consists of the following (in thousands):

	For the Year Ended December 31,
	2021	2020	2019
Current
Federal	$—	$—	$(454)
State	—	—	(593)
Foreign	—	(1,422)	1,435
Total current (benefit) expense	—	(1,422)	388
Deferred
Federal	13,938	(61,387)	(7,634)
State	(4,667)	2,236	(972)
Foreign	—	—	—
Total deferred (benefit) provision	9,271	(59,151)	(8,606)
Total	$9,271	$(60,573)	$(8,218)
The following table represents a reconciliation of the statutory federal rate and the Company’s effective tax rate for the periods presented:

	For the Year Ended December 31,
	2021	2020	2019
Tax provision (benefit) at federal statutory rate	(21.00)%	(21.00)%	(21.00)%
State income taxes, net of federal benefit	(2.30)	(1.69)	(0.97)
Effect of noncontrolling and redeemable noncontrolling interests	19.48	13.85	21.95
Stock-based compensation	0.29	(2.98)	(1.96)
ASC 740-10 Reserve	—	—	(0.11)
Tax credits	(0.82)	(0.77)	(0.99)
Effect of valuation allowance	4.67	3.45	0.40
Other	0.63	0.33	0.62
Total	0.95%	(8.81)%	(2.06)%

Sunrun Inc.
Notes to Consolidated Financial Statements — Continued
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The following table represents the components of the Company’s deferred tax assets and liabilities for the periods presented (in thousands):

	December 31,
	2021	2020
Deferred tax assets
Accruals and prepaids	$53,506	$51,704
Deferred revenue	52,017	17,736
Net operating loss carryforwards	605,416	529,394
Stock-based compensation	15,345	22,224
Investment tax and other credits	95,889	86,175
Interest expense	5,644	16,627
UNICAP costs	61,671	2,141
Interest rate derivatives	39,784	53,057
Total deferred tax assets	929,272	779,058
Less: Valuation allowance	(136,682)	(91,322)
Gross deferred tax assets	792,590	687,736
Deferred tax liabilities
Capitalized costs to obtain a contract	171,219	93,441
Fixed asset depreciation and amortization	435,493	333,970
Deferred tax on investment in partnerships	287,631	342,230
Gross deferred tax liabilities	894,343	769,641
Net deferred tax liabilities	$(101,753)	$(81,905)
The Company accounts for investment tax credits as a reduction of income tax expense in the year in which the credits arise. As of December 31, 2021, the Company has an investment tax credit carryforward of approximately $75.5 million which begins to expire in the year 2033, if not utilized, $1.0 million of California enterprise zone credits which begin to expire in the year 2023, and $1.9 million of other state tax credits which begin to expire in the year 2022. As of December 31, 2020, the Company has an investment tax credit carryforward of approximately $66.0 million and California enterprise zone credits of approximately $1.0 million.
Generally, utilization of the net operating loss carryforwards and credits may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code (IRC) of 1986, as amended and similar state provisions. The Company performed an analysis to determine whether an ownership change under Section 382 of the Code had occurred and determined that no ownership changes were identified as of December 31, 2021. Vivint Solar, Inc. underwent an ownership change as of October 8, 2020 which is not expected to impact the utilization of its net operating loss carryforwards or tax credits.
As of December 31, 2021, the Company has approximately $7.2 million of federal and $8.9 million of state capital loss carryforwards. The Company believes its capital loss carryforwards are not likely to be realized.
Valuation allowances are provided against deferred tax assets to the extent that it is more likely than not that the deferred tax asset will not be realized. The Company’s management considers all available positive and negative evidence including its history of operating income or losses, future reversals of existing taxable temporary difference, taxable income in carryback years and tax-planning strategies. The Company has concluded that it is more likely than not that the benefit from certain federal and state tax credits and net operating loss carryforwards will not be realized. In recognition of this risk, the Company has provided a valuation allowance of $136.7 million on the deferred tax assets relating to these federal and state tax credits and net operating loss carryforwards which is an increase of $45.4 million in 2021.
The Company sells solar energy systems to investment Funds. As the investment Funds are consolidated by the Company, the gain on the sale of the assets has been eliminated in the consolidated financial statements.

Sunrun Inc.
Notes to Consolidated Financial Statements — Continued
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
The Company determines whether a tax position is more likely than not to be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The Company uses a two-step approach to recognize and measure uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained upon tax authority examination, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement. The Company has analyzed its inventory of tax positions with respect to all applicable income tax issues for all open tax years (in each respective jurisdiction).
The Company’s policy is to include interest and penalties related to unrecognized tax benefits, if any, within the provision for taxes in the consolidated statements of operations.
As a result of the acquisition of Vivint Solar, the Company established an unrecognized tax benefit of $1.0 million as of December 31, 2021 and 2020 that, if recognized, would impact the Company’s effective tax rate.
The change in unrecognized tax benefits during 2021, 2020 and 2019, excluding penalties and interest, is as follows:

	For the Year Ended December 31,
	2021	2020	2019
Unrecognized tax benefits at beginning of the year	$961	$—	$647
Reversal of prior year unrecognized tax benefits due to the expiration of the statute of limitations	—	—	(647)
Increases in unrecognized tax benefits as a result of tax positions taken during the prior period	—	961	—
Unrecognized tax benefits at end of the year	$961	$961	$—
The Internal Revenue Service (“IRS”) audited one of the Company’s investment funds covered by the Company’s 2018 insurance policy in an audit involving a review of the fair market value determination of solar energy systems. The Company is unable to determine if this audit will result in an adverse final determination at this time.
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
The following table summarizes the tax years that remain open and subject to examination by the tax authorities in the most significant jurisdictions in which the Company operates:

Tax Years
U.S. Federal	2018 - 2021
State	2017 - 2021

Sunrun Inc.
Notes to Consolidated Financial Statements — Continued
Net Operating Loss Carryforwards
As a result of the Company’s net operating loss carryforwards as of December 31, 2021, the Company does not expect to pay income tax, including in connection with its income tax provision for the year ended December 31, 2021. As of December 31, 2021, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $720.7 million and $2.3 billion, respectively, which will begin to expire in 2028 for federal purposes and in 2024 for state purposes. In addition, federal and certain state net operating loss carryforwards generated in tax years beginning after December 31, 2017 total $1.4 billion and $198.7 million, respectively, and have indefinite carryover periods and do not expire.
Note 19. Commitments and Contingencies
Letters of Credit
As of December 31, 2021 and 2020, the Company had $23.2 million and $37.0 million, respectively, of unused letters of credit outstanding, which each carry fees of 1.25% - 3.25% per annum and 2.13% - 3.25% per annum, respectively.
Guarantees
Certain tax equity funds and debt facilities require the Company to maintain an aggregate amount of $35.0 million of unencumbered cash and cash equivalents at the end of each month.
Operating and Finance Leases
The Company leases real estate under non-cancellable operating leases and equipment under finance leases.
The components of lease expense were as follows (in thousands):

	For the Year Ended December 31,
	2021	2020	2019
Finance lease cost:
Amortization of right-of-use assets	$13,358	$10,151	$13,999
Interest on lease liabilities	958	890	1,915
Operating lease cost	26,906	15,592	13,159
Short-term lease cost	4,819	689	1,349
Variable lease cost	7,261	4,135	3,565
Sublease income	(1,095)	(782)	(669)
Total lease cost	$52,207	$30,675	$33,318

Sunrun Inc.
Notes to Consolidated Financial Statements — Continued
Other information related to leases was as follows (in thousands):

	For the Year Ended December 31,
	2021	2020	2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$28,230	$15,756	$11,516
Operating cash flows from finance leases	952	854	991
Financing cash flows from finance leases	12,352	10,578	13,919
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	41,068	2,071	19,503
Finance leases	11,055	4,265	17,914
Weighted average remaining lease term (years):
Operating leases	6.15	7.24	5.39
Finance leases	2.47	2.59	2.91
Weighted average discount rate:
Operating leases	3.8%	4.2%	5.5%
Finance leases	3.1%	4.3%	4.2%
Future minimum lease commitments under non-cancellable leases as of December 31, 2021 were as follows (in thousands):

	Operating Leases	Sublease Income	Net Operating Leases	Finance leases
2022	$29,035	$3,531	$25,504	$11,463
2023	25,905	3,700	22,205	6,809
2024	20,331	1,921	18,410	3,517
2025	17,715	601	17,114	1,228
2026	14,742	—	14,742	16
Thereafter	29,884	—	29,884	10
Total future lease payments	137,612	9,753	127,859	23,043
Less: Amount representing interest	(15,068)	—	(15,068)	(828)
Present value of future payments	122,544	9,753	112,791	22,215
Less: Amount for tenant incentives	—	—	—	—
Revised Present value of future payments	122,544	9,753	112,791	22,215
Less: Current portion	(24,780)	(3,531)	(21,249)	(10,901)
Long term portion	$97,764	$6,222	$91,542	$11,314
Purchase Commitment
    The Company entered into purchase commitments, which have the ability to be canceled without significant penalties, with multiple suppliers to purchase $558.0 million of photovoltaic modules, inverters and batteries by the end of 2022.
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

Sunrun Inc.
Notes to Consolidated Financial Statements — Continued
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

Commercial ITC Indemnification

The Company is contractually committed to compensate certain investors for any losses that they may suffer in certain limited circumstances resulting from reductions in Commercial ITCs. Generally, such obligations would arise as a result of reductions to the value of the underlying solar energy systems as assessed by the Internal Revenue Service (the “IRS”). The Company set the purchase prices and claimed values based on fair market values determined with the assistance of an independent third-party appraisal with respect to the systems that generate Commercial ITCs that are passed-through to, and claimed by, the Fund investors. In April 2018, the Company purchased an insurance policy providing for certain payments by the insurers in the event there is a final determination (including a judicial determination) that reduced the Commercial ITCs claimed in respect of solar energy systems sold or transferred to most Funds through April 2018, or later, in the case of Funds added to the policy after such date. In general, the policy indemnifies the Company and related parties for additional taxes (including penalties and interest) owed in respect of lost Commercial ITCs, gross-up costs and expenses incurred in defending such claim, subject to negotiated exclusions from, and limitations to, coverage.

At each balance sheet date, the Company assesses and recognizes, when applicable, the potential exposure from this obligation based on all the information available at that time, including any audits undertaken by the IRS. One of the Company's investors was being audited by the IRS in an audit involving a review of the fair market value determination of the Company's solar energy systems in the investment fund, which is covered by the Company's 2018 insurance policy. The Company is unable to determine if this audit will result in an adverse final determination at this time.

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

In October 2019, two shareholders filed separate putative class actions in the U.S. District Court for the Eastern District of New York (Crumrine v. Vivint Solar, Inc. and Li v. Vivint Solar, Inc.) purportedly on behalf of themselves and all others similarly situated. The lawsuits purport to allege violations of Federal Securities Laws. In March 2020, the court consolidated the two actions and appointed lead plaintiffs and lead counsel to represent the alleged putative class. Subsequently, in December 2020, the Eastern District of New York transferred the actions to the District of Utah, where they are now pending. Vivint Solar disputes the allegations in the complaint. While Vivint Solar believes that the claims against it are without merit, in view of the cost and risk of continuing to defend the action, Vivint Solar mediated the action with plaintiffs on May 19, 2021, and reached an agreement to resolve the action on a class-wide basis for $1.25 million. A portion of the $1.25 million will be covered by insurance proceeds, and the Company accrued approximately $750,000 as of June 30, 2021. As of December 31, 2021, the accrual was adjusted to $550,000, because of the portion of the $1.25 million settlement that will be covered by insurance proceeds. On November 30, 2021, the court granted preliminary approval of the class action settlement. The Company deposited its portion of the settlement proceeds into an escrow account managed by the class action claims administrator on January 27, 2022. The court has scheduled the final approval hearing for May 5, 2022.

In December 2019, ten customers who signed residential power purchase agreements named Vivint Solar in a putative class action lawsuit captioned Dekker v. Vivint Solar, Inc. (N.D. Cal.), alleging that the agreements contain unlawful termination fee provisions. The Company disputes the allegations in the complaint. On January 17, 2020, the Company moved to compel arbitration with respect to nine of the ten plaintiffs whose contracts included arbitration provisions. The court issued an order compelling eight plaintiffs to pursue their claims in arbitration but subsequently rescinded the order as to certain plaintiffs. The Court of Appeals for the Ninth Circuit has since reversed the court’s order rescinding its order compelling certain plaintiffs to arbitrate. At this time, one plaintiff's claims remain pending before the court as a putative class action, and other plaintiffs’ claims are in arbitration or have otherwise been resolved on an individual basis. In the putative class action that remains pending before the

Sunrun Inc.
Notes to Consolidated Financial Statements — Continued
court, the plaintiff filed a motion for class certification, and Vivint Solar is opposing that motion and a hearing is scheduled to be held on February 25, 2022. The Company is unable to estimate a range of loss, if any, at this time.

In March 2020, a shareholder filed a derivative action captioned Oyola-Rivera v. Allred (DE Chancery Court) against various officers and directors of Vivint Solar, Inc., alleging that they breached their duties of loyalty, care, and good faith. Vivint Solar, Inc. is named as a nominal defendant. The defendants dispute the allegations in the complaint. During the fourth quarter of 2021, the shareholder agreed to dismiss the action without the need for any payment or other undertakings by the defendants or Vivint Solar, Inc. On December 7, 2021, the court granted the parties’ stipulated request for dismissal and dismissed the action.

On December 2, 2020, the California Contractors State License Board (the “CSLB”) filed an administrative proceeding against the Company and certain of its officers related to an accident that occurred during an installation by one of the Company’s channel partners, Horizon Solar Power, which holds its own license with the CSLB. On November 8, 2021, the parties entered into a stipulated settlement imposing citations and withdrawing the administrative proceeding with additional conditions. The Company has consistently denied wrongdoing concerning the allegations in the administrative proceeding and made no admissions of wrongdoing incident to the settlement.

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

Note 20. Net (Loss) Income Per Share
Basic net (loss) income per share is computed by dividing net (loss) income attributable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed by dividing net income attributable to common stockholders by the weighted-average number of common shares outstanding during the period adjusted to include the effect of potentially dilutive securities. Potentially dilutive securities are excluded from the computation of dilutive EPS in periods in which the effect would be antidilutive.

Sunrun Inc.
Notes to Consolidated Financial Statements — Continued
The computation of the Company’s basic and diluted net (loss) income per share is as follows (in thousands, except per share amounts):

	Years Ended December 31,
	2021	2020	2019
Numerator:
Net (loss) income attributable to common stockholders	$(79,423)	$(173,394)	$26,335
Denominator:
Weighted average shares used to compute net (loss) income per share attributable to common stockholders, basic	205,132	139,606	116,397
Weighted average effect of potentially dilutive shares to purchase common stock	—	—	7,479
Weighted average shares used to compute net (loss) income per share attributable to common stockholders, diluted	205,132	139,606	123,876
Net (loss) income per share attributable to common stockholders
Basic	$(0.39)	$(1.24)	$0.23
Diluted	$(0.39)	$(1.24)	$0.21
The following shares were excluded from the computation of diluted net income per share as the impact of including those shares would be anti-dilutive (in thousands):

	Year Ended December 31,
	2021	2020	2019
Outstanding stock options	799	1,286	1,486
Unvested restricted stock units	1,448	1,493	673
Capped Calls for Senior Convertible Notes	3,128	—	—
Total	5,375	2,779	2,159

Sunrun Inc.
Notes to Consolidated Financial Statements — Continued
Note 21. Related Party Transactions
Advances Receivable—Related Party
Net amounts due from direct-sales professionals were $11.2 million and $6.7 million as of December 31, 2021 and 2020, respectively. The Company provided a reserve of $1.4 million and $0.6 million as of December 31, 2021 and 2020, respectively, related to advances to direct-sales professionals who have terminated their employment agreement with the Company.

Note 22. Subsequent Events

On January 25, 2022, the Company and certain of its subsidiaries entered into a credit agreement (the “Credit Agreement”), effective as of January 24, 2022, with certain financial institutions for which KeyBank National Association is acting as administrative agent (the “Administrative Agent”) and Silicon Valley Bank is acting as collateral agent, under which the Company may incur revolving loans and obtain letter of credit extensions in an aggregate amount of up to $425.0 million, including a letter of credit sublimit of up to $100.0 million (collectively, the “Facility”), which may be used for general corporate purposes. The maximum amount of advances under the Facility is capped by an available borrowing base that values certain assets of the Company on a formulaic basis. The Facility contains an uncommitted accordion feature pursuant to which the Facility may be upsized to an amount not exceeding $600.0 million. The Facility matures on January 27, 2025. As further described below, the Facility refinances the Company’s existing corporate bank line of credit.

Borrowings under the Facility may be designated as Base Rate Loans or Term SOFR Loans, subject to certain terms and conditions under the Credit Agreement. Base Rate Loans accrue interest at a rate per year equal to 2.25% plus the highest of (a) the federal funds rate plus 0.50%, (b) the interest rate determined from time to time by the Administrative Agent as its prime rate and notified to the Company, (c) the Adjusted Term SOFR Rate (defined below) for a one-month interest period in effect on such day (or if such day is not a business day, the immediately preceding business day) plus 1.00% and (d) 0.00%. Term SOFR Loans accrue interest at a rate per annum equal to (a) 3.25% plus (b) the greater of (i) 0.00% and (ii) the sum of (x) the forward-looking term rate for a period comparable to the applicable available tenor based on SOFR that is published by CME Group Benchmark Administration Ltd or a successor for the applicable interest period and (y) (1) if the applicable interest period is one month, 0.11448%, (2) if the applicable interest period is three months, 0.26161% or (c) if the applicable interest period is six months, 0.42826% (the rate pursuant to clause (b), the “Adjusted Term SOFR Rate”).

The Company’s obligations under the Credit Agreement are guaranteed by certain subsidiaries of the Company. The Credit Agreement includes customary events of default as defined in agreement. In addition, the Company is required to maintain a minimum modified interest coverage ratio, a minimum modified current ratio, a maximum modified leverage ratio, and a minimum unencumbered cash balance, in each case, tested quarterly.

Concurrently with the execution of the Credit Agreement, the Company’s existing corporate bank line of credit was terminated. The existing corporate bank line of credit permitted the Company to incur revolving loans and obtain letter of credit extensions in an aggregate amount of up to $250.0 million.

Loans under the existing corporate bank line of credit were permitted to be drawn from time to time, and letters of credit were permitted to be issued, in each case, for general corporate purposes. Proceeds from the Facility were used to pay off the outstanding principal, interest and fees under the existing corporate bank line of credit, in an aggregate amount of approximately $211.1 million. As a result, the corporate bank line of credit was reclassified as a noncurrent liability as of December 31, 2021.

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
In connection with that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective and designed to provide reasonable assurance that the information required to be disclosed is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms as of December 31, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15I and 15d-15I under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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
Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2021 and has concluded that such internal control over financial reporting is effective.
The effectiveness of our internal control over financial reporting as of December 31, 2021 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in its report which is included in Item 8 of this Annual Report on Form 10-K.

Item 9B. Other Information.
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not Applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
The information required by this Item 10 of Form 10-K will be set forth in our proxy statement to be filed with the SEC in connection with the solicitation of proxies for our 2022 Annual Meeting of Stockholders (“Proxy Statement”) and is incorporated herein by reference. The Proxy Statement will be filed with the SEC within 120 days after the year-end of the fiscal year which this report relates.
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
(3)Exhibits
The exhibits listed in the accompanying “Exhibit Index” are filed or incorporated by reference as part of this Annual Report.

EXHIBIT INDEX

Exhibit		Incorporated by Reference				Filed Herewith
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the Registrant	10-Q	001-37511	3.1	9/15/2015
3.2	Amended and Restated Bylaws of the Registrant	10-Q	001-37511	3.2	9/15/2015
3.3	Amendment to Amended and Restated Bylaws	8-K	001-37511	3.1	7/10/2020
4.1	Form of common stock certificate of the Registrant	S-1	333-205217	4.1	6/25/2015
4.2	Form of Stock Issuance Agreement	S-1/A	333-205217	4.4	7/22/2015
4.3	Indenture, dated January 28, 2021, between Sunrun Inc. and Wells Fargo Bank, National Association	8-K	001-37511	4.1	1/28/2021
4.4	Form of 0% Convertible Senior Note due 2026	8-K	001-7511	4.2	1/28/2021
4.5	Description of Capital Stock					X
10.1+	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers	S-1	333-205217	10.1	6/25/2015
10.2+	Sunrun Inc. 2015 Equity Incentive Plan and related form agreements	S-1/A	333-205217	10.2	7/22/2015
10.3+	Sunrun Inc. Amended and Restated Employee Stock Purchase Plan and related form agreements	10-Q	001-37511	10.1	8/9/2018
10.4+	Sunrun Inc. 2014 Equity Incentive Plan	S-1	333-205217	10.4	6/25/2015
10.5+	Sunrun Inc. 2013 Equity Incentive Plan and related form agreements	S-1	333-205217	10.5	6/25/2015
10.6+	Sunrun Inc. 2008 Equity Incentive Plan and related form agreements	S-1	333-205217	10.6	6/25/2015
10.7+	Mainstream Energy Corporation 2009 Stock Plan	S-1	333-205217	10.7	6/25/2015
10.8+	Sunrun Inc. Amended and Restated Executive Incentive Compensation Plan	8-K	333-205217	10.1	2/4/2020
10.9+	Vivint Solar, Inc. 2014 Equity Incentive Plan	S-1	333-198372	10.3	9/8/2014
10.10+	Form of Notice of Stock Option Grant and Stock Option Agreement under the Vivint Solar, Inc. 2014 Equity Incentive Plan	10-Q	001-36642	10.15	11/12/2014
10.11+	Form of Notice of Restricted Stock Unit Grant and Restricted Stock Unit Agreement under the Vivint Solar, Inc. 2014 Equity Incentive Plan	10-Q	001-36642	10.16	11/12/2014
10.12+	V Solar Holdings, Inc. 2013 Omnibus Incentive Plan	S-1	333-198372	10.2	8/26/2014
10.13+	Form of Stock Option Agreement under the V Solar Holdings, Inc. 2013 Omnibus Incentive Plan	10-Q	001-36642	10.17	11/12/2014
10.14+	Sunrun Inc. Amended and Restated Executive Incentive Compensation Plan	8-K	001-37511	10.1	2/4/2020
10.15+	Key Employee Change in Control and Severance Plan and Summary Plan Description	10-Q	001-37511	10.1	11/7/2018
10.16+	Employment Letter between the Registrant and Lynn Jurich, dated as of May 8, 2015	S-1	333-205217	10.10	6/25/2015

Exhibit		Incorporated by Reference				Filed Herewith
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.17+	Employment Letter between the Registrant and Edward Fenster, dated as of May 8, 2015	S-1	333-205217	10.11	6/25/2015
10.18+	Offer Letter between Tom vonReichbauer and Sunrun Inc., dated as of April 17, 2020	8-K	001-37511	10.2	4/23/2020
10.19+	Employment Letter between the Registrant and Christopher Dawson, dated as of November 13, 2017	8-K	333-205217	10.1	12/6/2017
10.20+	Executive Employment Agreement between Sunrun Inc. and Jeanna Steele, dated November 30, 2021					X
10.21+	Employment Agreement between Sunrun Inc. and Paul Dickson, dated December 3, 2021					X
10.22+	Separation Agreement by and between Christopher Dawson and Sunrun, Inc., dated December 31, 2021	8-K	001-37511	10.1	1/6/2022
10.23+	Board Services Agreement between the Registrant and Gerald Risk, dated as of February 1, 2014	S-1	333-205217	10.15	6/25/2015
10.24+	Amended and Restated Non-Employee Director Pay Policy, Amended December 23, 2021					X
10.25¥	Credit Agreement among Sunrun Neptune Portfolio 2016-A, LLC, as Borrower, Suntrust Bank as Administrative Agent, ING Capital LLC as LC Issuer, and The Lenders from Time to Time Party Hereto dated as of May 9, 2017 and Exhibits	10-Q/A	001-37511	10.3	12/29/2017
10.26¥	Credit Agreement among Sunrun Scorpio Portfolio 2017-A, LLC, as Borrower, Keybank National Association, as Administrative Agent, Keybank National Association, as LC Issuer, and The Lenders from Time to Time Party Hereto dated as of October 20, 2017 and Exhibits	10-K	001-37511	10.3	3/6/2018
10.27	First Amendment to Credit Agreement among the Company, Sunrun Neptune Portfolio 2016-A, LLC, SunTrust Bank (as administrative agent and as lender), ING Capital LLC (as issuer and as lender), and each of the additional Lenders from time to time party thereto, dated as of March 26, 2018	10-Q	001-37511	10.3	5/9/2018
10.28¥	Indenture between Sunrun Athena Issuer 2018-1, LLC and Wells Fargo Bank, National Association, dated as of December 20, 2018	10-K	001-37511	10.36	2/28/2019
10.29^	Indenture between Sunrun Xanadu Issuer 2019-1, LLC and Wells Fargo Bank, National Association, dated as of June 6, 2019	10-Q	001-37511	10.1	8/7/2019
10.30^	First Amendment to Credit Agreement and First Amendment to Cash Diversion Guaranty dated as of June 28, 2019 among Sunrun Scorpio Portfolio 2017-A, LLC, as Borrower, Keybank National Association, as Administrative Agent, Keybank National Association, as LC Issuer, and each of the additional lenders identified on the signature page thereto	10-Q	001-37511	10.2	8/7/2019

Exhibit		Incorporated by Reference				Filed Herewith
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.31 ^	Indenture between Sunrun Atlas Issuer 2019-2, LLC and Wells Fargo Bank, National Association, dated as of October 28, 2019	10-K	001-37511	10.41	2/27/2020
10.32^	Loan Agreement, dated as of May 27, 2020, by and among Vivint Solar Financing Holdings 2 Borrower, LLC, the lenders party thereto and BID Administrator, LLC	10-Q	001-36642	10.1	8/5/2020
10.33	Subscription Agreement dated July 29, 2020, between Sunrun Inc. and SK E&S Co., Ltd.	8-K	001-37511	10.1	7/30/2020
10.34	Purchase Agreement, dated January 25, 2021, by and among Sunrun Inc. Credit Suisse Securities (USA) LLC and Morgan Stanley & Co. LLC, as representatives of the several initial purchasers named in Schedule I thereto	8-K	001-37511	10.1	1/28/2021
10.35	Form of Capped Call Confirmation	8-K	001-37511	10.2	1/28/2021
10.36+	Amendment to Confirmatory Employment Letter between Sunrun Inc. and Lynn Jurich, dated August 5, 2021	8-K	001-37511	10.1	8/5/2021
10.37+	Employment Agreement between Sunrun Inc. and Mary Powell, dated August 31, 2021	8-K	001-37511	10.2	8/5/2021
10.38	Indenture between Sunrun Inc. and Wells Fargo Bank, National Association, as Trustee, dated January 28, 2021	8-K	001-37511	4.1	1/28/2021
10.39¥
Credit Agreement, dated as of April 20, 2021, among Sunrun Luna Portfolio 2021, LLC, Credit Suisse AG, New York Branch (as administrative agent), Wells Fargo Bank, National Association (as collateral agent and as paying agent) and each of the lenders and funding agents identified on the signature pages thereto
		10-Q	001-37511	10.2¥	8/5/2021
10.40¥
Amendment to the Credit Agreement, dated as of May 5, 2021, among Sunrun Luna Portfolio 2021, LLC, Credit Suisse AG, New York Branch (as administrative agent) and each of the lenders and funding agents identified on the signature pages thereto
		10-Q	001-37511	10.3¥	8/5/2021
10.41¥
Second Amendment to the Credit Agreement, dated as of October 8, 2021, among Sunrun Luna Portfolio 2021, LLC, Credit Suisse AG, New York Branch (as administrative agent) and each of the lenders and funding agents identified on the signature pages thereto.
		10-Q	001-37511	10.1¥	11/4/2021
10.42¥
Second Amendment to Credit Agreement, dated as of November 30, 2021, among Sunrun Scorpio Portfolio 2017-A, LLC, as Borrower, Keybank National Association, as Administrative Agent, Keybank National Association, as LC Issuer, and each of the additional lenders identified on the signature page thereto
						X
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

Sunrun Inc.

Date: February 17, 2022	By:	/s/ Mary Powell
Mary Powell
Chief Executive Officer and Director
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Mary Powell	Chief Executive Officer and Director (Principal Executive Officer)	February 17, 2022
Mary Powell

/s/ Thomas vonReichbauer	Chief Financial Officer (Principal Financial Officer)	February 17, 2022
Thomas vonReichbauer

/s/ Michelle Philpot	Chief Accounting Officer (Principal Accounting Officer)	February 17, 2022
Michelle Philpot

/s/ Lynn Jurich	Co-Chair and Director	February 17, 2022
Lynn Jurich

/s/ Edward Fenster	Co-Chair and Director	February 17, 2022
Edward Fenster

/s/ Katherine August-deWilde	Director	February 17, 2022
Katherine August-deWilde

/s/ Leslie Dach	Director	February 17, 2022
Leslie Dach

/s/ Alan Ferber	Director	February 17, 2022
Alan Ferber

/s/ Sonita Lontoh	Director	February 17, 2022
Sonita Lontoh

/s/ Gerald Risk	Director	February 17, 2022
Gerald Risk

/s/ Manjula Talreja	Director	February 17, 2022
Manjula Talreja