Form 10-Q
period 2022-03-31
Sunrun Inc.
filed 2022-05-04
CIK 1469367

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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

As of April 29, 2022, the number of shares of the registrant’s common stock outstanding was 210,112,513.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

The discussion in this Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and the Private Securities Litigation Reform Act of 1995, which statements involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “should,” “expects,” “plans,” “goals,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue,” “likely,” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:

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

•the potential impact of volatile or rising interest rates on our interest expense;

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

•our ability to renew or replace expiring, canceled or terminated Customer Agreements at favorable rates or on a long-term basis;

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
•Volatility and increases in interest rates raise our cost of capital and may adversely impact our business.
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
• If we fail to manage our recent and future growth effectively, we may be unable to execute our business plan, maintain high levels of customer service, or adequately address competitive challenges.
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

Sunrun Inc.
Consolidated Balance Sheets
(In Thousands, Except Share Par Values)
(Unaudited)

	March 31, 2022	December 31, 2021
Assets
Current assets:
Cash	$629,161	$617,634
Restricted cash	233,306	232,649
Accounts receivable (net of allowances for credit losses of $11,516 and $11,035 as of March 31, 2022 and December 31, 2021, respectively)	200,549	146,037
Inventories	555,946	506,819
Prepaid expenses and other current assets	90,388	44,580
Total current assets	1,709,350	1,547,719
Restricted cash	148	148
Solar energy systems, net	9,772,062	9,459,696
Property and equipment, net	59,963	56,886
Intangible assets, net	11,550	12,891
Goodwill	4,280,169	4,280,169
Other assets	1,421,880	1,125,743
Total assets (1)	$17,255,122	$16,483,252
Liabilities and total equity
Current liabilities:
Accounts payable	$385,265	$288,108
Distributions payable to noncontrolling interests and redeemable noncontrolling interests	30,661	31,582
Accrued expenses and other liabilities	320,318	364,136
Deferred revenue, current portion	113,653	111,739
Deferred grants, current portion	8,294	8,302
Finance lease obligations, current portion	11,135	10,901
Non-recourse debt, current portion	193,131	190,186
Pass-through financing obligation, current portion	7,454	7,166
Total current liabilities	1,069,911	1,012,120
Deferred revenue, net of current portion	780,305	761,872
Deferred grants, net of current portion	204,299	206,615
Finance lease obligations, net of current portion	11,849	11,314
Convertible senior notes	391,175	390,618
Line of credit	470,000	211,066
Non-recourse debt, net of current portion	6,084,854	5,711,020
Pass-through financing obligation, net of current portion	311,679	314,231
Other liabilities	150,806	190,056
Deferred tax liabilities	98,982	101,753
Total liabilities (1)	9,573,860	8,910,665
Commitments and contingencies (Note 15)
Redeemable noncontrolling interests	630,511	594,973
Stockholders’ equity:
Preferred stock, $0.0001 par value—authorized, 200,000 shares as of March 31, 2022 and December 31, 2021; no shares issued and outstanding as of March 31, 2022 and December 31, 2021	—	—
Common stock, $0.0001 par value—authorized, 2,000,000 shares as of March 31, 2022 and December 31, 2021; issued and outstanding, 209,417 and 208,176 shares as of March 31, 2022 and December 31, 2021, respectively	21	21
Additional paid-in capital	6,359,279	6,330,344
Accumulated other comprehensive loss	(4,601)	(73,050)
Retained earnings	(90,357)	(2,579)
Total stockholders’ equity	6,264,342	6,254,736
Noncontrolling interests	786,409	722,878
Total equity	7,050,751	6,977,614
Total liabilities, redeemable noncontrolling interests and total equity	$17,255,122	$16,483,252

1)The Company’s consolidated assets as of March 31, 2022 and December 31, 2021 include $8,639,974 and $8,381,220, respectively, in assets of variable interest entities (“VIEs”) that can only be used to settle obligations of the VIEs. These assets include solar energy systems, net, as of March 31, 2022 and December 31, 2021 of $7,888,322 and $7,605,769, respectively; cash as of March 31, 2022 and December 31, 2021 of $306,124 and $377,044, respectively; restricted cash as of March 31, 2022 and December 31, 2021 of $66,918 and $70,346, respectively; accounts receivable, net as of March 31, 2022 and December 31, 2021 of $72,691 and $55,714, respectively; inventories as of March 31, 2022 and December 31, 2021 of $98,023 and 93,604, respectively; prepaid expenses and other current assets as of March 31, 2022 and December 31, 2021 of $1,585 and $1,519, respectively; and other assets as of March 31, 2022 and December 31, 2021 of $206,311 and $177,224, respectively. The Company’s consolidated liabilities as of March 31, 2022 and December 31, 2021 include $2,087,174 and $2,152,492, respectively, in liabilities of VIEs whose creditors have no recourse to the Company. These liabilities include accounts payable as of March 31, 2022 and December 31, 2021 of $27,488 and $26,042, respectively; distributions payable to noncontrolling interests and redeemable noncontrolling interests as of March 31, 2022 and December 31, 2021 of $30,661 and $31,582, respectively; accrued expenses and other current liabilities as of March 31, 2022 and December 31, 2021 of $25,302 and $31,036, respectively; deferred revenue as of March 31, 2022 and December 31, 2021 of $533,632 and $530,385, respectively; deferred grants as of March 31, 2022 and December 31, 2021 of $0 and $25,634, respectively; non-recourse debt as of March 31, 2022 and December 31, 2021 of $1,453,894 and $1,482,608, respectively; and other liabilities as of March 31, 2022 and December 31, 2021 of $16,197 and $25,205, respectively.
The accompanying notes are an integral part of these consolidated financial statements.

Sunrun Inc.
Consolidated Statements of Operations
(In Thousands, Except Per Share Amounts)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Revenue:
Customer agreements and incentives	$209,692	$174,596
Solar energy systems and product sales	286,092	160,198
Total revenue	495,784	334,794
Operating expenses:
Cost of customer agreements and incentives	201,785	160,277
Cost of solar energy systems and product sales	249,844	134,082
Sales and marketing	174,926	126,113
Research and development	6,257	5,872
General and administrative	43,081	85,630
Amortization of intangible assets	1,341	1,345
Total operating expenses	677,234	513,319
Loss from operations	(181,450)	(178,525)
Interest expense, net	(92,254)	(74,270)
Other income, net	113,958	34,347
Loss before income taxes	(159,746)	(218,448)
Income tax benefit	(3,277)	(14,126)
Net loss	(156,469)	(204,322)
Net loss attributable to noncontrolling interests and redeemable noncontrolling interests	(68,691)	(180,533)
Net loss attributable to common stockholders	$(87,778)	$(23,789)
Net loss per share attributable to common stockholders
Basic	$(0.42)	$(0.12)
Diluted	$(0.42)	$(0.12)
Weighted average shares used to compute net loss per share attributable to common stockholders
Basic	208,676	202,562
Diluted	208,676	202,562

The accompanying notes are an integral part of these consolidated financial statements.

Sunrun Inc.
Consolidated Statements of Comprehensive Loss
(In Thousands)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Net loss attributable to common stockholders	$(87,778)	$(23,789)
Unrealized gain on derivatives, net of income taxes	64,446	47,133
Adjustment for net loss on derivatives recognized into earnings, net of income taxes	4,003	2,860
Other comprehensive income	68,449	49,993
Comprehensive income (loss)	$(19,329)	$26,204

Sunrun Inc.
Consolidated Statements of Redeemable Noncontrolling Interests and Equity
Three Months Ended March 31, 2022 and 2021
(In Thousands)
(Unaudited)

	Three Months Ended March 31, 2022
	Redeemable Noncontrolling Interests	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Inome (Loss)	Retained Earnings	Total Stockholders' Equity	Noncontrolling Interests	Total Equity
		Shares	Amount
Balance at December 31, 2021	$594,973	208,176	$21	$6,330,344	$(73,050)	$(2,579)	$6,254,736	$722,878	$6,977,614
Exercise of stock options	—	239	—	2,539	—	—	2,539	—	2,539
Issuance of restricted stock units	—	1,002	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	44,159	—	—	44,159	—	44,159
Contributions from noncontrolling interests and redeemable noncontrolling interests	64,320	—	—	—	—	—	—	166,174	166,174
Distributions to noncontrolling interests and redeemable noncontrolling interests	(15,290)	—	—	—	—	—	—	(35,034)	(35,034)
Net loss	(13,492)	—	—	—	—	(87,778)	(87,778)	(55,199)	(142,977)
Acquisition of noncontrolling interests	—	—	—	(17,763)	—	—	(17,763)	(12,410)	(30,173)
Other comprehensive income, net of taxes	—	—	—	—	68,449	—	68,449	—	68,449
Balance at March 31, 2022	$630,511	209,417	$21	$6,359,279	$(4,601)	$(90,357)	$6,264,342	$786,409	$7,050,751

	Three Months Ended March 31, 2021
	Redeemable Noncontrolling Interests	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders' Equity	Noncontrolling Interests	Total Equity
		Shares	Amount
Balance at December 31,2020	$560,461	201,406	$20	$6,107,802	$(106,755)	$76,844	$6,077,911	$650,999	$6,728,910
Exercise of stock options	—	898	—	8,541	—	—	8,541	—	8,541
Issuance of restricted stock units, net of tax withholdings	—	1,258	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	80,632	—	—	80,632	—	80,632
Contributions from noncontrolling interests and redeemable noncontrolling interests	(23,691)	—	—	—	—	—	—	271,384	271,384
Distributions to noncontrolling interests and redeemable noncontrolling interests	(16,069)	—	—	—	—	—	—	(30,943)	(30,943)
Net income (loss)	20,165	—	—	—	—	(23,789)	(23,789)	(200,698)	(224,487)
Capped call transaction	—	—	—	(28,000)	—	—	(28,000)	—	(28,000)
Acquisition of noncontrolling interest	(4,572)	—	—	272	—	—	272	—	272
Other comprehensive income, net of taxes	—	—	—	—	49,993	—	49,993	—	49,993
Balance at March 31, 2021	$536,294	203,562	$20	$6,169,247	$(56,762)	$53,055	$6,165,560	$690,742	$6,856,302

Sunrun Inc.
Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Operating activities:
Net loss	$(156,469)	$(204,322)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization, net of amortization of deferred grants	106,110	91,955
Deferred income taxes	(3,277)	(14,126)
Stock-based compensation expense	39,219	78,029
Interest on pass-through financing obligations	5,010	5,394
Reduction in pass-through financing obligations	(9,826)	(10,219)
Unrealized gain on derivatives	(66,182)	(46,490)
Other noncash items	(28,173)	18,039
Changes in operating assets and liabilities:
Accounts receivable	(57,232)	(32,311)
Inventories	(49,127)	(6,727)
Prepaid and other assets	(136,843)	(88,469)
Accounts payable	100,425	1,479
Accrued expenses and other liabilities	(27,780)	14,113
Deferred revenue	27,736	8,008
Net cash used in operating activities	(256,409)	(185,647)
Investing activities:
Payments for the costs of solar energy systems	(420,630)	(357,012)
Purchase of equity investment	(75,000)	—
Purchases of property and equipment, net	(6,471)	(39)
Net cash used in investing activities	(502,101)	(357,051)
Financing activities:
Proceeds from line of credit	490,000	207,694
Repayment of line of credit	(231,066)	(258,160)
Proceeds from issuance of convertible senior notes, net of capped call transaction	—	372,000
Proceeds from issuance of non-recourse debt	453,700	431,633
Repayment of non-recourse debt	(83,585)	(293,409)
Payment of debt fees	(8,571)	(15,360)
Proceeds from pass-through financing and other obligations	1,911	2,486
Payment of finance lease obligations	(3,299)	(3,087)
Contributions received from noncontrolling interests and redeemable noncontrolling interests	230,493	247,693
Distributions paid to noncontrolling interests and redeemable noncontrolling interests	(51,245)	(47,913)
Acquisition of noncontrolling interest	(30,173)	(4,195)
Net proceeds related to stock-based award activities	2,529	8,541
Net cash provided by financing activities	770,694	647,923

Net change in cash and restricted cash	12,184	105,225
Cash and restricted cash, beginning of period	850,431	708,208
Cash and restricted cash, end of period	$862,615	$813,433
Supplemental disclosures of cash flow information
Cash paid for interest	$68,892	$55,910
Cash paid for income taxes	$—	$—
Supplemental disclosures of noncash investing and financing activities
Purchases of solar energy systems and property and equipment included in accounts payable and accrued expenses	$47,660	$60,770
Right-of-use assets obtained in exchange for new finance lease liabilities	$4,160	$1,090

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

Note 2. Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (the "SEC") regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. As such, these unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s annual report on Form 10-K for the year ended December 31, 2021. The results of the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2022 or other future periods.

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
Revenue from external customers (including, but not limited to homeowners) for each group of similar products and services is as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Customer agreements	$190,502	$157,830
Incentives	19,190	16,766
Customer agreements and incentives	209,692	174,596

Solar energy systems	199,999	89,050
Products	86,093	71,148
Solar energy systems and product sales	286,092	160,198
Total revenue	$495,784	$334,794

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

The following table provides a reconciliation of cash and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statement of cash flows. Cash and restricted cash consists of the following (in thousands):

	Three Months Ended March 31,
	2022	2021
Beginning of period:
Cash	$617,634	$519,965
Restricted cash, current and long-term	232,797	188,243
Total	$850,431	$708,208

End of period:
Cash	$629,161	$649,493
Restricted cash, current and long-term	233,454	163,940
Total	$862,615	$813,433
Accounts Receivable
Accounts receivable consist of amounts due from customers, as well as state and utility rebates due from government agencies and utility companies. Under Customer Agreements, the customers typically assign incentive rebates to the Company.
Accounts receivable, net, consists of the following (in thousands):

	March 31, 2022	December 31, 2021
Customer receivables	$199,816	$147,371
Other receivables	12,249	9,701
Allowance for credit losses	(11,516)	(11,035)
Total	$200,549	$146,037
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
Circumstances that could indicate impairment and require the Company to perform a quantitative impairment test include a significant decline in the Company’s financial results, a significant decline in the Company’s enterprise value relative to its net book value, a sustained decline in the Company's stock price, or an unanticipated change in competition or the Company’s market share and a significant change in the Company’s strategic plans. As of October 1, 2021, the Company concluded that the fair value of the Company exceeded its carrying value. Since December 31, 2021, the trading price of the Company’s common stock has declined. A sustained decrease in the trading price of the Company’s common stock is one of the qualitative factors to be considered as part of an impairment test when evaluating whether events or changes in circumstances may indicate that it is more likely than not that a potential goodwill impairment exists. The Company will continue monitoring the analysis of the qualitative and quantitative factors used as a basis for the goodwill impairment test during fiscal year 2022.

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
The opening balance of deferred revenue was $799.3 million as of December 31, 2020. Deferred revenue consists of the following (in thousands):

	March 31, 2022	December 31, 2021
Under Customer Agreements:
Payments received, net	$663,750	$645,439
Financing component balance	60,231	58,517
	723,981	703,956

Under SREC contracts:
Payments received, net	160,730	161,575
Financing component balance	9,247	8,080
	169,977	169,655

Total	$893,958	$873,611

During the three months ended March 31, 2022 and 2021, the Company recognized revenue of $20.4 million and $18.8 million, respectively, from amounts included in deferred revenue at the beginning of the respective periods. Revenue allocated to remaining performance obligations represents contracted revenue that has not yet been recognized and includes deferred revenue as well as amounts that will be invoiced and recognized as revenue in future periods. Contracted but not yet recognized revenue was approximately $16.1 billion as of March 31, 2022, of which the Company expects to recognize approximately 5% over the next 12 months. The annual recognition is not expected to vary significantly over the next 10 years as the vast majority of existing Customer Agreements have at least 10 years remaining, given that the average age of the Company's fleet of residential solar energy systems under Customer Agreements is less than five years due to the Company being formed in 2007 and having experienced significant growth in the last few years. The annual recognition on these existing contracts will gradually decline over the midpoint of the Customer Agreements over the following 10 years as the typical 20- or 25-year initial term expires on individual Customer Agreements.
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
Accounting standards adopted effective January 1, 2022:
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

In May 2021, the FASB issued ASU No. 2021-04, Earnings Per Share (Topic 260), Debt— Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging— Contracts in Entity’s Own Equity (Subtopic 815-40), which requires issuers to account for modifications or exchanges of freestanding equity-classified written call options that remain equity classified after the modification or exchange based on the economic substance of the modification or exchange. The Company adopted ASU 2021-04 effective January 1, 2022, and there was no impact to its consolidated financial statements.

Note 3. Fair Value Measurement
At March 31, 2022 and December 31, 2021, the carrying value of receivables, accounts payable, accrued expenses and distributions payable to noncontrolling interests approximates fair value due to their short-term nature and falls under the Level 2 hierarchy. The carrying values and fair values of debt instruments are as follows (in thousands):

	March 31, 2022		December 31, 2021
	Carrying Value	Fair Value	Carrying Value	Fair Value
Recourse debt	$861,175	$782,175	$601,684	$518,168
Senior debt	2,539,232	2,494,413	2,269,623	2,261,071
Subordinated debt	1,296,885	1,252,911	1,160,115	1,160,432
Securitization debt	2,441,868	2,328,837	2,471,468	2,494,070
Total	$7,139,160	$6,858,336	$6,502,890	$6,433,741
At March 31, 2022 and December 31, 2021, the fair value of certain recourse debt and certain senior, subordinated and securitization loans approximate their carrying values because their interest rates are variable rates that approximate rates currently available to the Company. At March 31, 2022 and December 31, 2021, the fair value of the Company’s other debt instruments are based on rates currently offered for debt with similar maturities and terms. The Company’s fair value of the debt instruments fell under the Level 2 hierarchy. These valuation approaches involve some level of management estimation and judgment, the degree of which is dependent on the price transparency for the instruments or market.
At March 31, 2022 and December 31, 2021, financial instruments measured at fair value on a recurring basis, based upon the fair value hierarchy, are as follows (in thousands):

	March 31, 2022
	Level 1	Level 2	Level 3	Total
Derivative assets:
Interest rate swaps	$—	$110,534	$—	$110,534
Total	$—	$110,534	$—	$110,534
Derivative liabilities:
Interest rate swaps	$—	$29,788	$—	$29,788
Total	$—	$29,788	$—	$29,788

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Derivative assets:
Interest rate swaps	$—	$26,673	$—	$26,673
Total	$—	$26,673	$—	$26,673
Derivative liabilities:
Interest rate swaps	$—	$83,873	$—	$83,873
Total	$—	$83,873	$—	$83,873

The above balances are recorded in other assets and other liabilities, respectively, in the consolidated balance sheets, except for $2.8 million and nil as of March 31, 2022 and December 31, 2021, respectively, which is recorded in prepaid and other assets and except for $7.1 million and $23.0 million as of March 31, 2022 and December 31, 2021, respectively, which is recorded in accrued expenses and other liabilities.
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

Note 4. Inventories
Inventories consist of the following (in thousands):

	March 31, 2022	December 31, 2021
Raw materials	$446,292	$413,819
Work-in-process	109,654	93,000
Total	$555,946	$506,819

As of January 1, 2020, the federal government offers a Commercial ITC of 26%, which is reduced from 30%, under Section 48(a) of the Internal Revenue Code of 1986, as amended, for the installation of certain solar power facilities owned for business purposes. The Internal Revenue Service (“IRS”) provided taxpayers a safe harbor opportunity to retain access to the pre-2020 30% tax credit amount through specific rules released in Notice 2018-59. The Company sought to avail itself of this safe harbor by incurring certain costs and taking title in the year the Company took delivery, for tax purposes, of the underlying inventory and/or by performing physical work on components that will be installed in solar facilities. There was approximately $7.4 million and $11.0 million at March 31, 2022 and December 31, 2021, respectively, of inventory that would qualify for a 30% tax credit.

Note 5. Solar Energy Systems, net
Solar energy systems, net consists of the following (in thousands):

	March 31, 2022	December 31, 2021
Solar energy system equipment costs	$9,342,544	$9,018,788
Inverters and batteries	1,183,163	1,127,014
Total solar energy systems	10,525,707	10,145,802
Less: accumulated depreciation and amortization	(1,365,294)	(1,267,932)
Add: construction-in-progress	611,649	581,826
Total solar energy systems, net	$9,772,062	$9,459,696
All solar energy systems, including construction-in-progress, have been leased to or are subject to signed Customer Agreements with customers. The Company recorded depreciation expense related to solar energy systems of $100.5 million and $87.4 million for the three months ended March 31, 2022 and 2021, respectively. The depreciation expense was reduced by the amortization of deferred grants of $2.1 million and $2.1 million for three months ended March 31, 2022 and 2021, respectively.

Note 6. Other Assets
Other assets consist of the following (in thousands):

	March 31, 2022	December 31, 2021
Costs to obtain contracts - customer agreements	$780,349	$703,080
Costs to obtain contracts - incentives	2,481	2,481
Accumulated amortization of costs to obtain contracts	(82,596)	(74,529)
Unbilled receivables	233,328	212,727
Allowance for credit losses on unbilled receivables	(2,593)	(2,411)
Operating lease right-of-use assets	95,851	92,707
Equity investment	186,100	63,826
Other assets	208,960	127,862
Total	$1,421,880	$1,125,743
The Company recorded amortization of costs to obtain contracts of $8.2 million and $4.2 million for the three months ended March 31, 2022 and 2021, respectively, in Sales and marketing in the consolidated statements of operations.
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

Note 7. Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consist of the following (in thousands):

	March 31, 2022	December 31, 2021
Accrued employee compensation	$99,491	$100,357
Operating lease obligations	25,715	24,780
Accrued interest	40,018	38,665
Accrued professional fees	8,061	11,330
Other accrued expenses	147,033	189,004
Total	$320,318	$364,136

Note 8. Indebtedness

As of March 31, 2022, debt consisted of the following (in thousands, except percentages):

	March 31, 2022	December 31, 2021	Unused Borrowing Capacity (1)	Weighted Average Interest Rate at March 31, 2022 (2)	Weighted Average Interest Rate at December 31, 2021 (2)	Contractual Interest Rate (3)	Contractual Maturity Date
Recourse debt
Bank line of credit (4)	$470,000	$211,066	$81,117	3.70%	3.40%	LIBOR +3.25%	January 2025
0% Convertible Senior Notes (5)	400,000	400,000	—	—%	—%	—%	February 2026
Total recourse debt	870,000	611,066	81,117
Unamortized debt discount	(8,825)	(9,382)	—
Total recourse debt, net	861,175	601,684	81,117

Non-recourse debt (6)
Senior revolving and delayed draw loans (7)	1,050,900	1,301,600	25,900	2.36%	2.23%	LIBOR +2.00% - 3.00%	March 2024 - April 2025
Senior non-revolving loans	1,441,489	921,038	—	3.18%	3.66%	4.50% - 6.50%; LIBOR +1.75% - 2.75%	April 2022 - November 2040
Subordinated revolving and delayed draw loans	184,850	221,464	—	6.67%	9.06%	LIBOR +9.00%; SOFR +3.50%; SOFR +7.875%	March 2024 - April 2024
Subordinated loans (8)	1,132,313	959,852	—	8.63%	8.46%	7.00% - 10.00%; LIBOR +6.75%	May 2023 - January 2042
Securitized loans	2,437,267	2,466,389	—	3.59%	3.59%	2.27% - 5.31%	August 2023 - January 2057
Total non-recourse debt	6,246,819	5,870,343	25,900
Unamortized debt premium, net	31,166	30,863	—
Total non-recourse debt, net	6,277,985	5,901,206	25,900
Total debt, net	$7,139,160	$6,502,890	$107,017

(1)    Represents the additional amount the Company could borrow, if any, based on the state of its existing assets as of March 31, 2022.
(2)    Reflects weighted average contractual, unhedged rates. See Note 9, Derivatives for hedge rates.
(3)    Ranges shown reflect fixed interest rate and rates using LIBOR, as applicable.
(4)    The former working capital facility was terminated in January 2022 and was replaced by this syndicated working capital facility with banks has a total commitment up to $600.0 million and is secured by substantially all of the unencumbered assets of the Company, as well as ownership interests in certain subsidiaries of the Company. Borrowings under the Facility may be designated as Base Rate Loans or Term SOFR Loans, subject to certain terms and conditions under the Credit Agreement. Base Rate Loans accrue interest at a rate per year equal to 2.25% plus the highest of (a) the federal funds rate plus 0.50%, (b) the interest rate determined from time to time by the Administrative Agent as its prime rate and notified to the Company, (c) the Adjusted Term SOFR Rate (defined below) for a one-month interest period in effect on such day (or if such day is not a business day, the immediately preceding business day) plus 1.00% and (d) 0.00%. Term SOFR Loans accrue interest at a rate per annum equal to (a) 3.25% plus (b) the greater of (i) 0.00% and (ii) the sum of (x) the forward-looking term rate for a period comparable to the applicable available tenor based on SOFR that is published by CME Group Benchmark Administration Ltd or a successor for the applicable interest period and (y) (1) if the applicable interest period is one month, 0.11448%, (2) if the applicable interest period is three months, 0.26161% or (c) if the applicable interest period is six months, 0.42826% (the rate pursuant to clause (b), the "Adjusted Term SOFR Rate"). This working capital facility includes various restrictive covenants, such as the completion and presentation of audited consolidated financial statements, maintaining a minimum modified interest coverage ratio, a minimum modified current ratio, a maximum modified leverage ratio, and a minimum unencumbered cash balance, in each case, tested quarterly.

(5)    These convertible senior notes ("Notes") will not bear regular interest, and the principal amount of the notes will not accrete. The Notes may bear special interest under specified circumstances relating to the Company’s failure to comply with its reporting obligations under the Indenture or if the Notes are not freely tradeable as required by the Indenture. The Notes will mature on February 1, 2026, unless earlier repurchased by the Company, redeemed by the Company or converted pursuant to their terms. The initial conversion rate of the Notes is 8.4807 shares of the Company’s common stock, par value $0.0001 per share, per $1,000 principal amount of Notes, which is equivalent to an initial conversion price of approximately $117.91 per share. The conversion rate will be subject to adjustment upon the occurrence of certain specified events but will not be adjusted for any accrued and unpaid special interest. In addition, upon the occurrence of a make-whole fundamental change or an issuance of a notice of redemption, the Company will, in certain circumstances, increase the conversion rate by a number of additional shares for a holder that elects to convert its Notes in connection with such make-whole fundamental change or notice of redemption. The debt discount recorded on the Notes is being amortized to interest expense at an effective interest rate of 0.57%. As of March 31, 2022, $2.6 million of the debt discount was amortized to interest expense inception to date. In connection with the offering of the Notes, the Company entered into privately negotiated capped call transactions (“Capped Calls”) with certain of the initial purchasers and/or their respective affiliates at a cost of approximately $28.0 million. The Capped Calls are classified as equity and were recorded to additional paid-in-capital within stockholders’ equity as of March 31, 2021. The Capped Calls each have an initial strike price of approximately $117.91 per share, subject to certain adjustments, which corresponds to the initial conversion price of the Notes. The Capped Calls have initial cap prices of $157.22 per share. The Capped Calls cover, subject to anti-dilution adjustments, approximately 3.4 million shares of common stock. The Capped Calls are expected generally to reduce the potential dilution to the common stock upon any conversion of Notes and/or offset any cash payments the Company is required to make in excess of the principal amount of the Notes, as the case may be, in the event the market price per share of common stock, as measured under the Capped Calls, is greater than the strike price of the Capped Call, with such offset subject to a cap. If, however, the market price per share of the common stock, as measured under the Capped Calls, exceeds the cap price of the Capped Calls, there would be dilution and/or there would not be an offset of such potential cash payments, in each case, to the extent that the then-market price per share of the common stock exceeds the cap price. The final components of the Capped Calls are scheduled to expire on January 29, 2026.
(6)    Certain loans under this category are part of project equity transactions.
(7)    Pursuant to the terms of the aggregation facilities within this category the Company may draw up to an aggregate principal amount of $2.1 billion in revolver borrowings depending on the available borrowing base at the time.
(8)    A loan under this category with an outstanding balance of $125.1 million as of March 31, 2022 contains a put option that can be exercised beginning in 2036 that would require the Company to pay off the entire loan on November 30, 2037.
Senior and Subordinated Debt Facilities
Each of the Company's senior and subordinated debt facilities contain customary covenants, including the requirement to maintain certain financial measurements and provide lender reporting. Each of the senior and subordinated debt facilities also contain certain provisions in the event of default that entitle lenders to take certain actions including acceleration of amounts due under the facilities and acquisition of membership interests and assets that are pledged to the lenders under the terms of the senior and subordinated debt facilities. The facilities are non-recourse to the Company and are secured by net cash flows from Customer Agreements or inventories less certain operating, maintenance and other expenses that are available to the borrower after distributions to tax equity investors, where applicable. Under the terms of these facilities, the Company's subsidiaries pay interest and principal from the net cash flows available to the subsidiaries. The Company was in compliance with all debt covenants as of March 31, 2022.
Securitization Loans

Each of the Company's securitized loans contains customary covenants including the requirement to provide reporting to the indenture trustee and ratings agencies. Each of the securitized loans also contain certain provisions in the event of default which entitle the indenture trustee to take certain actions including acceleration of amounts due under the facilities and acquisition of membership interests and assets that are pledged to the lenders under the terms of the securitized loans. The facilities are non-recourse to the Company and are secured by net cash flows from Customer Agreements less certain operating, maintenance and other expenses which are available to the borrower after distributions to tax equity investors, where applicable. Under the terms of these loans, the Company's subsidiaries pay interest and principal from the net cash flows available to the subsidiaries. The Company was in compliance with all debt covenants as of March 31, 2022.

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
Certain interest rate swaps have been designated as cash flow hedges. The credit risk adjustment associated with these swaps is the risk of non-performance by the counterparties to the contracts. In the three months ended March 31, 2022, the hedge relationships on the Company’s interest rate swaps have been assessed as highly effective as the quarterly assessment performed determined changes in cash flows of the derivative instruments have been highly effective in offsetting the changes in the cash flows of the hedged items, are expected to be highly effective in the future and the critical terms of the interest rate swaps match the critical terms of the underlying forecasted hedged transactions. Accordingly, changes in the fair value of these derivatives are recorded as a component of accumulated other comprehensive income, net of income taxes. Changes in the fair value of these derivatives are subsequently reclassified into earnings, and are included in interest expense, net in the Company’s statements of operations, in the period that the hedged forecasted transactions affect earnings. To the extent that the hedge relationships are not effective, changes in the fair value of these derivatives are recorded in other expenses, net in the Company's statements of operations on a prospective basis.
The Company’s master netting and other similar arrangements allow net settlements under certain conditions. When those conditions are met, the Company presents derivatives at net fair value. As of March 31, 2022, the information related to these offsetting arrangements were as follows (in thousands):

Instrument Description	Gross Amounts of Recognized Assets / Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets / Liabilities Included in the Consolidated Balance Sheet	Notional Amount (1)
Assets:
Derivatives designated as hedging instruments	$49,777	$(4,592)	$45,185	$833,899
Derivatives not designated as hedging instruments	60,757	—	60,757	959,020
Total derivative assets	$110,534	$(4,592)	$105,942	$1,792,919

Liabilities:
Derivatives designated as hedging instruments	$(17,245)	$4,592	$(12,653)	$686,553
Derivatives not designated as hedging instruments	(12,543)	—	(12,543)	352,381
Total derivative liabilities	$(29,788)	$4,592	$(25,196)	$1,038,934
Total	$80,746	$—	$80,746	$2,831,853

(1)    Comprised of 68 interest rate swaps which effectively fix the LIBOR portion of interest rates on outstanding balances of certain loans under the senior and securitized sections of the debt footnote table (see Note 8, Indebtedness) at 0.57% to 3.18% per annum. These swaps mature from August 31, 2022 to January 31, 2043.

As of December 31, 2021, the information related to these offsetting arrangements were as follows (in thousands):

Instrument Description	Gross Amounts of Recognized Assets / Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets / Liabilities Included in the Consolidated Balance Sheet	Notional Amount
Assets:
Derivatives designated as hedging instruments	$17,475	$(1,815)	$15,660	$421,281
Derivatives not designated as hedging instruments	9,198	—	9,198	345,258
Total derivative assets	$26,673	$(1,815)	$24,858	$766,539

Liabilities:
Derivatives designated as hedging instruments	(54,017)	1,815	(52,202)	1,110,729
Derivatives not designated as hedging instruments	(29,856)	—	(29,856)	621,884
Total derivative liabilities	$(83,873)	$1,815	$(82,058)	$1,732,613
Total	$(57,200)	$—	$(57,200)	$2,499,152
The losses (gains) on derivatives designated as cash flow hedges recognized into OCI, before tax effect, consisted of the following (in thousands):

	Three months ended March 31,
	2022	2021
Derivatives designated as cash flow hedges:
Interest rate swaps	$(63,528)	$(64,303)
The losses (gains) on derivatives financial instruments recognized into the consolidated statements of operations, before tax effect, consisted of the following (in thousands):

	Three months ended March 31,
	2022		2021
	Interest expense, net	Other expense, net	Interest expense, net	Other expense, net
Derivatives designated as cash flow hedges:
Interest rate swaps
Losses (gains) reclassified from AOCI into income	$5,427	$—	$3,902	$—
Derivatives not designated as cash flow hedges:
Interest rate swaps
Gains recognized into income	—	(66,640)	—	(32,614)
Total losses (gains)	$5,427	$(66,640)	$3,902	$(32,614)
All amounts in Accumulated other comprehensive income (loss) ("AOCI") in the consolidated statements of redeemable noncontrolling interests and equity relate to derivatives, refer to the consolidated statements of comprehensive (loss) income. The net loss (gain) on derivatives includes the tax effect of $18.1 million and $18.2 million for three months ended March 31, 2022 and 2021, respectively.
During the next 12 months, the Company expects to reclassify $2.9 million of net gains on derivative instruments from accumulated other comprehensive income to earnings. There were 19 undesignated derivative instruments recorded by the Company as of March 31, 2022.

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
Under these financing obligation arrangements, wholly owned subsidiaries of the Company finance the cost of solar energy systems with investors for an initial term of typically 20 or 22 years, and one fund with an initial term of 7 years. The solar energy systems are subject to Customer Agreements with an initial term of typically 20 or 25 years that automatically renew on an annual basis. These solar energy systems are reported under the line item solar energy systems, net in the consolidated balance sheets. As of March 31, 2022 and December 31, 2021, the cost of the solar energy systems placed in service under the financing obligation arrangements was $703.7 million and $705.4 million, respectively. The accumulated depreciation related to these assets as of March 31, 2022 and December 31, 2021 was $149.4 million and $143.2 million, respectively.
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

Note 11. VIE Arrangements

The Company consolidated various VIEs at March 31, 2022 and December 31, 2021. The carrying amounts and classification of the VIEs’ assets and liabilities included in the consolidated balance sheets are as follows (in thousands):

	March 31, 2022	December 31, 2021
Assets
Current assets
Cash	$306,124	$377,044
Restricted cash	66,918	70,346
Accounts receivable, net	72,691	55,714
Inventories	98,023	93,604
Prepaid expenses and other current assets	1,585	1,519
Total current assets	545,341	598,227
Solar energy systems, net	7,888,322	7,605,769
Other assets	206,311	177,224
Total assets	$8,639,974	$8,381,220
Liabilities
Current liabilities
Accounts payable	$27,488	$26,042
Distributions payable to noncontrolling interests and redeemable noncontrolling interests	30,661	31,582
Accrued expenses and other liabilities	25,302	31,036
Deferred revenue, current portion	42,776	45,956
Deferred grants, current portion	—	997
Non-recourse debt, current portion	34,558	41,284
Total current liabilities	160,785	176,897
Deferred revenue, net of current portion	490,856	484,429
Deferred grants, net of current portion	—	24,637
Non-recourse debt, net of current portion	1,419,336	1,441,324
Other liabilities	16,197	25,205
Total liabilities	$2,087,174	$2,152,492
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
The carrying value of redeemable noncontrolling interests was greater than the redemption value except for 14 and 10 Funds at March 31, 2022 and December 31, 2021, respectively, where the carrying value has been adjusted to the redemption value.

Note 13. Stock-Based Compensation
Stock Options
The following table summarizes the activity for all stock options under all of the Company’s equity incentive plans for the three months ended March 31, 2022 (shares and aggregate intrinsic value in thousands):

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2021	6,257	$13.60	6.19	$140,326
Granted	633	27.84
Exercised	(224)	11.36
Canceled	(80)	37.31
Outstanding at March 31, 2022	6,586	$14.75	6.28	$115,786

Options vested and exercisable at March 31, 2022	4,416	$8.88	5.05	$97,592
Restricted Stock Units
The following table summarizes the activity for all restricted stock units (“RSUs”) under all of the Company’s equity incentive plans for the three months ended March 31, 2022 (shares in thousands):

	Number of Awards	Weighted Average Grant Date Fair Value
Unvested balance at December 31, 2021	4,485	$42.73
Granted	1,776	26.31
Issued	(1,002)	32.68
Canceled / forfeited	(318)	41.93
Unvested balance at March 31, 2022	4,941	$38.91
Warrants for Strategic Partners
The Company has issued warrants for up to 846,943 shares of its common stock to certain strategic partners (calculated using the respective quarter of grant's closing stock price). The exercise price of each warrant is $0.01 per share, and 15,940 warrants were exercised during the three months ended March 31, 2022. There were no warrants exercised during the three months ended March 31, 2021. During the three months ended March 31, 2022 and 2021, the Company recognized stock-based compensation expense of $1.1 million and $1.4 million, respectively, under performance and time-based warrants.
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

Stock-Based Compensation Expense
The Company recognized stock-based compensation expense, including ESPP expenses, in the consolidated statements of operations as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Cost of customer agreements and incentives	$3,187	$2,232
Cost of solar energy systems and product sales	3,332	1,304
Sales and marketing	24,134	27,106
Research and development	953	676
General and administration	7,613	46,711
Total	$39,219	$78,029
During the three months ended March 31, 2022, stock-based compensation expense capitalized to solar energy systems, net in the Company’s consolidated balance sheet was $4.9 million.

Note 14. Income Taxes
The income tax benefit rate for the three months ended March 31, 2022 and 2021 was 2.1% and 6.5%, respectively. The differences between the actual consolidated effective income tax rate and the U.S. federal statutory rate were primarily attributable to the allocation of losses to noncontrolling interests and the valuation allowance.
The Company sells solar energy systems to investment Funds. As the investment Funds are consolidated by the Company, the gain on the sale of the assets has been eliminated in the consolidated financial statements, however gains on sale are recognized for tax purposes.

Note 15. Commitments and Contingencies
Letters of Credit
As of March 31, 2022 and December 31, 2021, the Company had $23.2 million and $23.2 million, respectively, of unused letters of credit outstanding, which each carry fees of 2.13% - 3.25% per annum and 1.25% - 3.25% per annum, respectively.
Guarantees
Certain tax equity funds and debt facilities require the Company to maintain an aggregate amount of $35.0 million of unencumbered cash and cash equivalents at the end of each month.

Purchase Commitment
The Company entered into purchase commitments, which have the ability to be canceled without significant penalties, with multiple suppliers to purchase $393.1 million of photovoltaic modules, inverters and batteries by the end of 2022.

Warranty Accrual
The Company accrues warranty costs when revenue is recognized for solar energy systems sales, based on the estimated future costs of meeting its warranty obligations. Warranty costs primarily consist of replacement costs for supplies and labor costs for service personnel since warranties for equipment and materials are covered by the original manufacturer’s warranty (other than a small deductible in certain cases). As such, the warranty reserve is immaterial in all periods presented. The Company makes and revises these estimates based on the number of solar energy systems under warranty, the Company’s historical experience with warranty claims, assumptions on warranty claims to occur over a systems’ warranty period and the Company’s estimated replacement costs. A warranty is provided for solar energy systems sold. However, for the solar energy systems under Customer Agreements, the Company does not accrue a warranty liability because those systems are owned by consolidated subsidiaries of the Company. Instead, any repair costs on those solar energy systems are expensed when they are incurred as a component of customer agreements and incentives costs of revenue.
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

In October 2019, two stockholders filed separate putative class actions in the U.S. District Court for the Eastern District of New York (Crumrine v. Vivint Solar, Inc. and Li v. Vivint Solar, Inc.) purportedly on behalf of themselves and all others similarly situated. The lawsuits purport to allege violations of Federal Securities Laws. In March 2020, the court consolidated the two actions and appointed lead plaintiffs and lead counsel to represent the alleged putative class. Subsequently, in December 2020, the Eastern District of New York transferred the actions to the District of Utah, where they are now pending. Vivint Solar disputes the allegations in the complaint. While Vivint Solar believes that the claims against it are without merit, in view of the cost and risk of continuing to defend the action, Vivint Solar mediated the action with plaintiffs on May 19, 2021, and reached an agreement to resolve the action on a class-wide basis for $1.25 million. A portion of the $1.25 million is covered by insurance proceeds, and the Company accrued approximately $750,000 as of June 30, 2021. As of December 31, 2021, the accrual was adjusted to $550,000, because of the portion of the $1.25 million settlement that will be covered by insurance proceeds. On November 30, 2021, the court granted preliminary approval of the class action settlement. The Company deposited its portion of the settlement proceeds into an escrow account managed by the class action claims administrator on January 27, 2022. The court has scheduled the final approval hearing for May 5, 2022.

In December 2019, ten customers who signed residential power purchase agreements named Vivint Solar in a putative class action lawsuit captioned Dekker v. Vivint Solar, Inc. (N.D. Cal.), alleging that the agreements contain unlawful termination fee provisions. The Company disputes the allegations in the complaint. On January 17, 2020, the Company moved to compel arbitration with respect to nine of the ten plaintiffs whose contracts included arbitration provisions. The court issued an order compelling eight plaintiffs to pursue their claims in arbitration but subsequently rescinded the order as to certain plaintiffs. The Court of Appeals for the Ninth Circuit has since reversed the court’s order rescinding its order compelling certain plaintiffs to arbitrate. At this time, one plaintiff's claims remain pending before the court as a class action, and other plaintiffs’ claims are in arbitration or have otherwise been resolved on an individual basis. In the class action that remains pending before the court, the plaintiff filed a motion for class certification, and on March 18, 2022, the court certified a class of customers (approximately 1,000) who are subject to the 2012 version of the Vivint Solar Power Purchase Agreement. The Company is unable to estimate a range of loss, if any, at this time.

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

Note 16. Earnings Per Share
The computation of the Company’s basic and diluted net loss per share is as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2022	2021
Numerator:
Net loss attributable to common stockholders	$(87,778)	$(23,789)
Denominator:
Weighted average shares used to compute net loss per share attributable to common stockholders, basic	208,676	202,562
Weighted average effect of potentially dilutive shares to purchase common stock	—	—
Weighted average shares used to compute net loss per share attributable to common stockholders, diluted	208,676	202,562
Net loss per share attributable to common stockholders
Basic	$(0.42)	$(0.12)
Diluted	$(0.42)	$(0.12)

The following shares were excluded from the computation of diluted net loss per share as the impact of including those shares would be anti-dilutive (in thousands):

	Three Months Ended March 31,
	2022	2021
Outstanding stock options	1,627	559
Unvested restricted stock units	3,772	345
Capped Calls for Senior Convertible Notes	3,392	2,337
Total	8,791	3,241

Note 17. Related Party Transactions

Advances Receivable—Related Party

Net amounts due from direct-sales professionals were $14.4 million and $11.2 million as of March 31, 2022 and December 31, 2021, respectively. The Company provided a reserve of $1.6 million and $1.4 million as of March 31, 2022 and December 31, 2021, respectively, related to advances to direct-sales professionals who have terminated their employment agreement with the Company.

Note 18. Subsequent Events

On May 4, 2022, the Company announced that, effective May 30, 2022, Mr. vonReichbauer will transition from his position as Chief Financial Officer and Principal Financial Officer of the Company to being a consultant for the Company and that Mr. Danny Abajian would be appointed Chief Financial Officer and Principal Financial Officer of the Company. A Current Report on Form 8-K with a copy of the Company’s amended employment agreement with Mr. Abajian was filed with the SEC on May 4, 2022.

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

Overview

Sunrun’s (the "Company") mission is to provide our customers with clean, affordable solar energy and storage, and a best-in-class customer experience. In 2007, we pioneered the residential solar service model, creating a low-cost solution for customers seeking to lower their energy bills. By removing the high initial cost and complexity of cash system sales that used to define the residential solar industry, we have fostered the industry’s rapid growth and exposed an enormous market opportunity. Our relentless drive to increase the accessibility of solar energy is fueled by our enduring vision: to create a planet run by the sun.

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
We have experienced substantial growth in our business and operations since our inception in 2007, as well as through our acquisition of Vivint Solar in 2020. As of March 31, 2022, we operated the largest fleet of residential solar energy systems in the United States. We have a Networked Solar Energy Capacity of 4,890 megawatts as of March 31, 2022, which represents the aggregate megawatt production capacity of our solar energy systems that have been recognized as deployments, from our inception through the measurement date. Gross Earning Assets as of March 31, 2022 were approximately $10.2 billion. Please see the section entitled “Key Operating Metrics” for more details on how we calculate Networked Solar Energy Capacity and Gross Earning Assets.
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
As of March 31, 2022, we had 61 active investment funds, which are described below. We have established different types of investment funds to implement our asset monetization strategy. Depending on the nature of the investment fund, cash may be contributed to the investment fund by the investor upfront or in stages based on milestones associated with the design, construction or interconnection status of the solar energy systems. The cash contributed by the fund investor is used by the investment fund to purchase solar energy systems. The investment funds either own or enter into a master lease with a Sunrun subsidiary for the solar energy systems, Customer Agreements and associated incentives. We receive on-going cash distributions from the investment funds representing a portion of the monthly customer payments received. We use the upfront cash, as well as on-going distributions to cover our costs associated with designing, purchasing and installing the solar energy systems. In addition, we also use debt, equity and other financing strategies to fund our operations. The allocation of the economic benefits between us and the fund investor and the corresponding accounting treatment varies depending on the structure of the investment fund.
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
The table below provides an overview of our current investment funds (dollars in millions):

Consolidated Joint Ventures
	Pass-Through Financing Obligations	Partnership Flip	JV Inverted Lease
Consolidation	Owner entity consolidated, tenant entity not consolidated	Single entity, consolidated	Owner and tenant entities consolidated
Balance sheet classification	Pass-through financing obligation	Redeemable noncontrolling interests and noncontrolling interests	Redeemable noncontrolling interests and noncontrolling interests
Revenue from Commercial ITCs	Recognized on the permission to operate ("PTO") date	None	None
Method of calculating investor interest	Effective interest rate method	Greater of HLBV or redemption value; or pro rata	Greater of HLBV or redemption value; or pro rata
Liability balance as of March 31, 2022	$319.1	N/A	N/A
Noncontrolling interest balance (redeemable or otherwise) as of March 31, 2022	N/A	$1,410.0	$7.0

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

Gross Earning Assets is forecasted as of a specific date. It is forward-looking, and we use judgment in developing the assumptions used to calculate it. Factors that could impact Gross Earning Assets include, but are not limited to, customer payment defaults, or declines in utility rates or early termination of a contract in certain circumstances, including prior to installation. We believe it is useful for investors to evaluate the future expected cash flows from all customers that have been deployed through the respective measurement date, less estimated costs to maintain such systems and estimated distributions to tax equity partners in consolidated joint venture partnership flip structures, and distributions to project equity investors.

	As of March 31,
	2022	2021
Networked Solar Energy Capacity (megawatts)	4,890	4,052
Customers	689,774	573,634

	As of March 31,
	2022	2021

	(in thousands)
Gross Earning Assets Contracted Period	$7,039,700	$5,488,393
Gross Earning Assets Renewal Period	3,115,589	2,633,364
Gross Earning Assets	$10,155,289	$8,121,757

The tables below provide a range of Gross Earning Asset amounts if different default, discount and purchase and renewal assumptions were used.
Gross Earning Assets Contracted Period:

	As of March 31, 2022
	Discount rate
Default rate	3%	4%	5%	6%	7%

	(in thousands)
5%	$8,159,199	$7,454,744	$6,841,334	$6,304,970	$5,834,068
0%	$8,409,003	$7,676,879	$7,039,700	$6,482,838	$5,994,188
Gross Earning Assets Renewal Period:

	As of March 31, 2022
	Discount rate
Purchase or Renewal rate	3%	4%	5%	6%	7%

	(in thousands)
80%	$4,036,315	$3,298,016	$2,705,047	$2,227,029	$1,840,272
90%	$4,647,631	$3,798,046	$3,115,589	$2,565,342	$2,120,069
100%	$5,258,945	$4,298,074	$3,526,131	$2,903,653	$2,399,864

Total Gross Earning Assets:

	As of March 31, 2022
	Discount rate
Purchase or Renewal rate	3%	4%	5%	6%	7%

	(in thousands)
80%	$12,445,319	$10,974,895	$9,744,746	$8,709,867	$7,834,460
90%	$13,056,635	$11,474,925	$10,155,289	$9,048,180	$8,114,257
100%	$13,667,949	$11,974,953	$10,565,830	$9,386,491	$8,394,052

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States ("GAAP"). GAAP requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. In many instances, we could have reasonably used different accounting estimates, and in other instances, changes in the accounting estimates are reasonably likely to occur from period to period. Actual results could differ significantly from our estimates. Our future financial statements will be affected to the extent that our actual results materially differ from these estimates. For further information on all of our significant accounting policies, see Note 2, Summary of Significant Accounting Policies of our annual report on Form 10-K for the year ended December 31, 2021.

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
    Consideration from customers is considered variable due to the performance guarantee under Customer Agreements and liquidated damage provisions under SREC contracts in the event minimum deliveries are not achieved. Customer Agreements with a performance guarantee provide a credit to the customer if the system's cumulative production, as measured on various PTO anniversary dates, is below our guarantee of a specified minimum. Revenue is recognized to the extent it is probable that a significant reversal of such revenue will not occur. If our estimate of the future production shortfall amount for Customer Agreements with a performance guarantee was 10% higher, the additional reduction to revenue in the three months ended March 31, 2022 would have been less than $2.0 million. We have historically estimated an immaterial amount of liquidated damages pursuant to SREC contracts, and actual damages have not been materially different from estimates, nor material in amount during the three months ended March 31, 2022 and 2021.
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
Circumstances that could indicate impairment and require us to perform a quantitative impairment test include a significant decline in our financial results, a significant decline in our enterprise value relative to our net book value, a sustained decline in our stock price, or an unanticipated change in competition or our market share and a significant change in our strategic plans. As of October 1, 2021, we concluded that our fair value exceeded our carrying value. Since December 31, 2021, the price of our common stock has declined. A sustained decrease in the price of our common stock is one of the qualitative factors to be considered as part of an impairment test when evaluating whether events or changes in circumstances may indicate that it is more likely than not that a potential goodwill impairment exists. We will continue monitoring the analysis of the qualitative and quantitative factors used as a basis for the goodwill impairment test during fiscal year 2022.
In performing the assessment, we performed a qualitative assessment and determined there were no indicators of impairment. To corroborate this conclusion, we compared the carrying value of our one reporting unit to our market capitalization and concluded that there was no goodwill impairment during the three months ended March 31, 2022 and 2021.

Impairment of Long-Lived Assets
The carrying amounts of our long-lived assets, including solar energy systems and definite-lived intangible assets, are periodically reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable or that the useful life is shorter than originally estimated. Factors that we consider in deciding when to perform an impairment review would include significant negative industry or economic trends, and significant changes or planned changes in our use of the assets. Recoverability of these assets is measured by comparison of the carrying amount of each asset group to the future undiscounted cash flows the asset is expected to generate over its remaining life. If the asset is considered to be impaired, the amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset. If the useful life is shorter than originally estimated, we amortize the remaining carrying value over the new shorter useful life. During the three months ended March 31, 2022 and 2021, there were no indicators of impairment and therefore no cash flow analysis was performed.
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
The calculation of HLBV does not require estimates since each HLBV calculation is based upon the liquidation provisions of each fund’s contractual agreement. The calculation of the redeemable noncontrolling interest balance involves estimates such as a discount rate used in net present value calculations, and customer default rates. If the assumptions used for each of these were 10% higher, the impact to the aggregate redeemable noncontrolling interest balance as of March 31, 2022 would be a reduction of $14.2 million.

Results of Operations
The results of operations presented below should be reviewed in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q.

	Three Months Ended March 31,
	2022	2021

	(in thousands, except per share data)
Revenue:
Customer agreements and incentives	$209,692	$174,596
Solar energy systems and product sales	286,092	160,198
Total revenue	495,784	334,794
Operating expenses:
Cost of customer agreements and incentives	201,785	160,277
Cost of solar energy systems and product sales	249,844	134,082
Sales and marketing	174,926	126,113
Research and development	6,257	5,872
General and administrative	43,081	85,630
Amortization of intangible assets	1,341	1,345
Total operating expenses	677,234	513,319
Loss from operations	(181,450)	(178,525)
Interest expense, net	(92,254)	(74,270)
Other income, net	113,958	34,347
Loss before income taxes	(159,746)	(218,448)
Income tax benefit	(3,277)	(14,126)
Net loss	(156,469)	(204,322)
Net loss attributable to noncontrolling interests and redeemable noncontrolling interests	(68,691)	(180,533)
Net loss attributable to common stockholders	$(87,778)	$(23,789)
Net loss per share attributable to common stockholders
Basic	$(0.42)	$(0.12)
Diluted	$(0.42)	$(0.12)
Weighted average shares used to compute loss per share attributable to common stockholders
Basic	208,676	202,562
Diluted	208,676	202,562

Comparison of the Three Months Ended March 31, 2022 and 2021
Revenue

	Three Months Ended March 31,		Change
	2022	2021	$	%

	(in thousands)
Customer agreements	$190,502	$157,830	$32,672	21%
Incentives	19,190	16,766	2,424	14%
Customer agreements and incentives	209,692	174,596	35,096	20%

Solar energy systems	199,999	89,050	110,949	125%
Products	86,093	71,148	14,945	21%
Solar energy systems and product sales	286,092	160,198	125,894	79%
Total revenue	$495,784	$334,794	$160,990	48%
Customer Agreements and Incentives. The $32.7 million increase in revenue from Customer Agreements was primarily due to new systems placed in service in the period from April 1, 2021 through March 31, 2022, plus a full three months of revenue recognized in 2022 for systems placed in service in the first three months of 2021 versus only a partial amount of such revenue related to the period in which the assets were in service in 2021. Revenue from incentives consists primarily of sales of SRECs, which increased by $2.4 million during the three months ended March 31, 2022, compared to the prior year.
Solar Energy Systems and Product Sales. Revenue from solar energy systems sales increased by $110.9 million compared to the prior year due to overall increased demand for solar energy systems in the marketplace, particularly through retail partners. Product sales increased by $14.9 million, primarily due to overall increased demand for solar energy related products and services in the marketplace.
Operating Expenses

	Three Months Ended March 31,		Change
	2022	2021	$	%

	(in thousands)
Cost of customer agreements and incentives	$201,785	$160,277	$41,508	26%
Cost of solar energy systems and product sales	249,844	134,082	115,762	86%
Sales and marketing	174,926	126,113	48,813	39%
Research and development	6,257	5,872	385	7%
General and administrative	43,081	85,630	(42,549)	(50)%
Amortization of intangible assets	1,341	1,345	(4)	—%
Total operating expenses	$677,234	$513,319	$163,915	32%
Cost of Customer Agreements and Incentives. The $41.5 million increase in Cost of customer agreements and incentives was primarily due to the new systems placed in service in the period from April 1, 2021 through March 31, 2022, plus a full three months of costs recognized in 2022 for systems placed in service in the three months of 2021 versus only a partial amount of such expenses related to the period in which the assets were in service in 2021.

The cost of Customer Agreements and incentives increased to 96% of revenue from customer agreements and incentives during the three months ended March 31, 2022, from 92% during the three months ended March 31, 2021. For the three months ended March 31, 2022, the cost of Customer Agreement and incentives includes $6.4 million related to upgrading some of our fleet, as necessary, to enable the transition from 3G to 4G technology.

Cost of Solar Energy Systems and Product Sales. The $115.8 million increase in Cost of solar energy systems and product sales was due to the corresponding net increase in the solar energy systems and product sales discussed above.
Sales and Marketing Expense. The $48.8 million increase in Sales and marketing expense was primarily attributable increases in headcount driving higher employee compensation and costs to acquire customers through our sales lead generating partners. Additionally, there was an increase of $3.0 million in severance related restructuring costs incurred during the three months ended March 31, 2022. Included in sales and marketing expense is $8.2 million and $4.2 million of amortization of costs to obtain Customer Agreements for the three months ended March 31, 2022 and 2021, respectively.
Research and Development Expense. The $0.4 million increase in Research and development expense was primarily attributable to an increase in employee compensation costs.
General and Administrative Expense. The $42.5 million decrease in General and administrative expenses was primarily attributable to a decrease in stock-based compensation expense. This decrease in stock-based compensation was primarily attributable to $36.4 million of expense for Vivint Solar, which was based on the fair value at the time of the acquisition and the underlying awards have since fully vested. Additionally, there were decreases related to consulting costs and $1.3 million in severance related integration costs, when compared to the three months ended March 31, 2021.
Non-Operating Expenses

	Three Months Ended March 31,		Change
	2022	2021	$	%

	(in thousands)
Interest expense, net	$(92,254)	$(74,270)	$(17,984)	24%
Other income, net	$113,958	$34,347	$79,611	232%

Interest Expense, net. The increase in Interest expense, net of $18.0 million is primarily related to additional non-recourse debt entered into subsequent to March 31, 2021. Included in net interest expense is $6.9 million and $6.4 million of non-cash interest recognized under Customer Agreements that have a significant financing component for the three months ended March 31, 2022 and 2021, respectively.

Other Income, net. The increase in other income of $79.6 million relates primarily to a $47.3 million gain on an equity investment, as well as gains on derivatives recognized in the three months ended March 31, 2022, with no such comparable activity in the three months ended March 31, 2021.
Income Tax Benefit

	Three Months Ended March 31,		Change
	2022	2021	$	%

	(in thousands)
Income tax benefit	$(3,277)	$(14,126)	$10,849	(77)%

The decrease in income tax benefit of $10.8 million is primarily attributable to the valuation allowance.

Net Loss Attributable to Noncontrolling Interests and Redeemable Noncontrolling Interests

	Three Months Ended March 31,		Change
	2022	2021	$	%

	(in thousands)
Net loss attributable to noncontrolling interests and redeemable noncontrolling interests	$(68,691)	$(180,533)	$111,842	(62)%

Net loss attributable to noncontrolling interests and redeemable noncontrolling interests was primarily the result of an addition of four other new investment funds since March 31, 2021, for which the HLBV method is used in determining the amount of net loss attributable to noncontrolling interests. Redeemable noncontrolling interests generally allocates more loss to the noncontrolling interest in the first several years after fund formation.

Liquidity and Capital Resources

As of March 31, 2022, we had cash of $629.2 million, which consisted of cash held in checking and savings accounts with financial institutions. We finance our operations mainly through a variety of financing fund arrangements that we have formed with fund investors, cash generated from our sources of revenue and borrowings from secured credit facilities arrangements with syndicates of banks and from secured, long-term non-recourse loan arrangements. In 2021, we received $1.8 billion of new commitments on secured credit facilities arrangements with syndicates of banks and $888.7 million of commitments from secured, long-term non-recourse loan arrangements. Our principal uses of cash are funding our business, including the costs of acquisition and installation of solar energy systems, satisfaction of our obligations under our debt instruments and other working capital requirements. As of March 31, 2022, we had outstanding borrowings of $470.0 million on our $600.0 million corporate bank line of credit maturing in January 2025. Additionally, we have purchase commitments, which have the ability to be canceled without significant penalties, with multiple suppliers to purchase $393.1 million of photovoltaic modules, inverters and batteries by the end of 2022. In January 2021, we issued $400.0 million of convertible senior notes with a maturity date of February 1, 2026, for net proceeds of approximately $389.0 million. Our business model requires substantial outside financing arrangements to grow the business and facilitate the deployment of additional solar energy systems. The solar energy systems that are operational are expected to generate a positive return rate over the term of the Customer Agreement, typically 20 or 25 years. However, in order to grow, we will continue to be dependent on financing from outside parties. If financing is not available to us on acceptable terms if and when needed, we may be required to reduce planned spending, which could have a material adverse effect on our operations. While there can be no assurances, we anticipate raising additional required capital from new and existing investors. We believe our cash, investment fund commitments and available borrowings as further described below will be sufficient to meet our anticipated cash needs for at least the next 12 months. The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
	2022	2021

	(in thousands)
Consolidated cash flow data:
Net cash used in operating activities	$(256,409)	$(185,647)
Net cash used in investing activities	(502,101)	(357,051)
Net cash provided by financing activities	770,694	647,923
Net change in cash and restricted cash	$12,184	$105,225
Operating Activities
During the three months ended March 31, 2022, we used $256.4 million in net cash from operating activities. The driver of our operating cash outflow consists of the cost of our revenue, as well as sales, marketing and general and administrative costs. During the three months ended March 31, 2022, our operating cash outflows were $113.6 million from our net loss excluding non-cash and non-operating items. Changes in working capital resulted in a net cash outflow of $142.8 million.

During the three months ended March 31, 2021, we used $185.6 million in net cash from operating activities. The driver of our operating cash inflow consists of the costs of our revenue, as well as sales, marketing and general and administrative costs. During the three months ended March 31, 2021, our operating cash outflows were $81.7 million from our net loss excluding non-cash and non-operating items. Changes in working capital resulted in a net cash inflow of $103.9 million.
Investing Activities
During the three months ended March 31, 2022, we used $502.1 million in cash in investing activities. The majority was used to design, acquire and install solar energy systems and components under our long-term Customer Agreements. During the three months ended March 31, 2021, we contributed $75.0 million as an additional investment in our home electrification venture with SK E&S Co., Ltd.
During the three months ended March 31, 2021, we used $357.1 million in cash in investing activities. The majority was used to design, acquire and install solar energy systems and components under our long-term Customer Agreements.
Financing Activities
During the three months ended March 31, 2022, we generated $770.7 million from financing activities. This was primarily driven by $181.2 million in net proceeds from fund investors, $620.5 million in net proceeds from debt and $2.5 million in net proceeds from stock-based awards activity, offset by $30.2 million in acquisition of noncontrollling interests and $3.3 million in repayments under finance lease obligations.
During the three months ended March 31, 2021, we generated $647.9 million from financing activities. This was primarily driven by $202.3 million in net proceeds from fund investors, $444.4 million in net proceeds from debt and $8.5 million in net proceeds from stock-based awards activity, offset by $4.2 million in acquisition of noncontrollling interests and $3.1 million in repayments under finance lease obligations.

Debt and Investing Fund Commitments
As of March 31, 2022, we had committed and available capital of approximately $467.1 million that may only be used to purchase and install solar energy systems. We intend to establish new investment funds in the future, and we may also use debt, equity or other financing strategies to finance our business. For a discussion of the terms and conditions of debt instruments and changes thereof in the period, refer to Note 8, Indebtedness, to our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Recent Accounting Pronouncements
See Note 2, Summary of Significant Accounting Policies, to our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to certain market risks in the ordinary course of our business. Our primary exposure includes changes in interest rates because certain borrowings bear interest at floating rates based on LIBOR plus a specified margin. We sometimes manage our interest rate exposure on floating-rate debt by entering into derivative instruments to hedge all or a portion of our interest rate exposure in certain debt facilities. We do not enter into any derivative instruments for trading or speculative purposes. Changes in economic conditions could result in higher interest rates, thereby increasing our interest expense and operating expenses and reducing funds available for capital investments, operations and other purposes. For quantitative and qualitative disclosures about market risk, see Item 7A, "Quantitative and Qualitative Disclosures About Market Risk," of our annual report on Form 10-K for the year ended December 31, 2021. Our exposures to market risk have not changed materially since December 31, 2021.

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
In connection with that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective and designed to provide reasonable assurance that the information required to be disclosed is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms as of March 31, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15I and 15d-15I under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
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

Declining costs related to raw materials, manufacturing and the sale and installation of our solar service offerings have been a key driver in the pricing of our solar service offerings and, more broadly, customer adoption of solar energy. While historically the prices of solar panels and raw materials have declined, the cost of solar panels and raw materials have increased and may increase in the future, and such products’ availability could decrease, due to a variety of factors, including restrictions stemming from the COVID-19 pandemic, supply chain disruptions, tariffs and trade barriers, export regulations, regulatory or contractual limitations, industry market requirements, and changes in technology and industry standards.

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

The United States also has, from time to time, considered tariffs on goods imported from other countries. For example, in August 2021, an anonymous group of U.S. solar manufacturers filed petitions with the U.S. Department of Commerce alleging that Chinese companies are evading antidumping and countervailing duty (AD/CVD) orders on crystalline silicon photovoltaic cells and modules, which are used in the production of solar panels. The petitioners requested a federal investigation into Chinese firms allegedly circumventing tariffs by manufacturing in Malaysia, Vietnam and Thailand, and sought to apply the existing tariffs on China to companies in these three countries. Ultimately, the Department of Commerce objected to the anonymous nature of the petition, and it expired. Subsequently, on February 8, 2022, Auxin Solar, a U.S.-based solar panel manufacturer, submitted a petition to the U.S. Department of Commerce to request country-wide circumvention inquiries pursuant to Section 781(b) of the Tariff Act of 1930 concerning crystalline silicon photovoltaic cells and modules assembled in Malaysia, Thailand, Vietnam and Cambodia using Chinese inputs. On April 1, 2022, the Department initiated the inquiries, which could result in new duties on cells and modules imported from Malaysia, Thailand, Vietnam and Cambodia. The inquiries have increased module prices and affected supply, and the related duties, if imposed, could further increase module prices and affect supply, which would negatively impact our supply chain and operations.

In addition, the withhold release order issued by the U.S. Customs and Border Protection (CBP) on June 24, 2021 applicable to certain silica-based products, such as polysilicon, included in the manufacturing of solar panels, and any other allegations regarding forced labor in China and U.S. trade regulations to prohibit the importation of any goods derived from forced labor, could affect our supply chain and operations. Further, the Uyghur Forced Labor Prevention Act that President Biden signed into law on December 23, 2021 could also impact our supply chain and operations. Although we have implemented multiple policies and procedures to maintain compliance with applicable laws and regulations, these and other similar trade restrictions that may be imposed in the future could restrict the global supply of polysilicon and solar products. This could lead to increased near-term market demand for available solar energy components, resulting in higher costs for those components and solar energy systems, potentially reducing demand for our products and services.

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

Volatility and increases in interest rates raise our cost of capital and may adversely impact our business.

While interest rates have historically been low in recent years, they have recently increased, and may continue increasing in the near future. Because our financing structure is sensitive to volatility in interest rates, higher rates increase our cost of capital and may decrease the amount of capital available to us to finance new systems. Our future success depends on our ability to raise capital from fund investors and obtain secured lending to help finance the deployment of our solar service offerings. Part of our business strategy is to seek to reduce our cost of capital through these arrangements to improve our margins, offset reductions in government incentives and maintain the price competitiveness of our solar service offerings. Rising base interest rates or credit spreads, which could be worsened by inflation, an economic recession, or other variables, may have an adverse impact on our ability to offer attractive pricing on our solar service offerings to customers, which could negatively impact sales of our solar energy offerings.

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

As of March 31, 2022, a substantial majority of states have adopted net metering policies. Net metering policies allow homeowners to serve their own energy load using on-site generation while avoiding the full retail volumetric charge for electricity. Electricity that is generated by a solar energy system and consumed on-site avoids a retail energy purchase from the applicable utility, and excess electricity that is exported back to the electric grid generates a retail credit within a homeowner’s monthly billing period. At the end of the monthly billing period, if the homeowner has generated excess electricity within that month, the homeowner typically carries forward a credit for any excess electricity to be offset against future utility energy purchases. At the end of an annual billing period or calendar year, utilities either continue to carry forward a credit, or reconcile the homeowner’s final annual or calendar year bill using different rates (including zero credit) for the exported electricity.

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

Some states set limits on the total percentage of a utility’s customers that can adopt net metering or set a timeline to evaluate net metering successor tariffs. For example, South Carolina passed legislation in 2019 that required review of net metering after two years. In 2021, the South Carolina Public Service Commission approved a portion of Duke Energy’s proposal that maintains the net metering framework (with the final adoption pending) and rejected a proposal to eliminate net metering altogether. In 2021 legislation, Illinois changed its net metering threshold from a percentage of customers to a date certain (December 31, 2024) with a directed successor tariff. New Jersey currently has no net metering cap; however, it has a threshold that triggers commission review of its net metering policy. These policies could be subject to change in the future, and other states we serve now or in the future may adopt net metering caps. If the net metering caps in these jurisdictions are reached without an extension of net metering policies, homeowners in those jurisdictions will not have access to the economic value proposition net metering provides. Our ability to sell our solar service offerings may be adversely impacted by the failure to extend existing limits to net metering or the elimination of currently existing net metering policies. The failure to adopt a net metering policy where it currently is not in place would pose a barrier to entry in those states. Most recently, on April 26, 2022, Florida Governor DeSantis vetoed legislation that would have established a threshold date and percentage trigger when retail net metering would have faced declines in the immediate export rate.

Additionally, the imposition of charges that only or disproportionately impact homeowners that have solar energy systems, or the introduction of rate designs mentioned above, would adversely impact our business. Because fixed charges cannot easily be avoided with the installation of an on-site battery, which can mitigate or eliminate the negative impacts of net metering changes, these fixed charges have the potential to cause a more significant adverse impact. In June of 2021, two of four commissioners of the Federal Energy Regulatory Commission (“FERC”), including its chairperson, issued a letter stating there was a “strong case” such fixed charges in Alabama “may be violating the Commission’s PURPA regulations, undermining the statute’s purpose of encouraging Qualifying Facilities,” which is the Commission’s term for on-site generation. Litigation regarding the legality of these charges is ongoing in federal court. Most recently, on April 26, 2022, Florida Governor DeSantis vetoed legislation that would have allowed investor-owned utilities to petition the Public Service Commission for the ability to add fixed charges on solar customers.

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

In addition, our supply chain and operations (or those of our partners) could be subject to events beyond our control, such as earthquakes, wildfires, flooding, hurricanes, tsunamis, typhoons, volcanic eruptions, droughts, tornadoes, the effects of climate change and related extreme weather, public health issues and pandemics, war, terrorism, government restrictions or limitations on trade, and geo-political unrest and uncertainties. On February 24, 2022, Russia invaded Ukraine and the duration of conflict that has ensued and extensiveness of the impact is still evolving and indeterminable at this time. We currently do not, and do not plan to in the future, source any products, materials, components, parts, or services directly from Russian or Ukrainian providers. As a result, we do not anticipate any material impacts to our supply chain directly arising from the invasion at this time. COVID-19 has caused disruptions to the supply chain across the global economy, including within the solar industry, and we are working with our equipment suppliers to minimize disruptions to our operations. The extent to which the COVID-19 pandemic may continue to impact our supply chain and operations is uncertain. The extent of the impact of the COVID-19 pandemic on our business and operations will depend on several factors that are indeterminable at this time, such as the duration, severity, and geographic spread of the outbreak and the impact of variants.

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

For example, on December 2, 2020, the California Contractors State License Board (the “CSLB”) filed an administrative proceeding against Sunrun and certain of its officers related to an accident that occurred during an installation by one of our channel partners, Horizon Solar Power, which held its own license with the CSLB. On November 8, 2021, the parties entered into a stipulated settlement imposing citations and withdrawing the administrative proceeding with additional conditions. We consistently denied wrongdoing concerning the allegations in the administrative proceeding and made no admissions of wrongdoing incident to the settlement. We could face other similar claims or proceedings in the future, which, if not resolved in our favor, could potentially result in fines, public reprimand, probation, or the suspension or revocation of certain of our licenses.

Completing the sale and installation of a solar energy system requires many different steps including a site audit, completion of designs, permitting, installation, electrical sign-off and interconnection. Customers may cancel their Customer Agreement, subject to certain conditions, during this process until commencement of installation, and we have experienced increased customer cancellations in certain geographic markets during certain periods in our operating history. We or our solar partners may face customer cancellations, delays or cost overruns which may adversely affect our or our solar partners’ ability to ramp up the volume of sales or installations in accordance with our plans. These cancellations, delays or overruns may be the result of a variety of factors, such as labor shortages or other labor issues, defects in materials and workmanship, adverse weather conditions, transportation constraints, construction change orders, site changes or roof conditions, geographic factors and other unforeseen difficulties, any of which could lead to increased cancellation rates, reputational harm and other adverse effects. For example, some customer orders are canceled after a site visit if we determine that a customer needs to make repairs to or install a new roof, or that there is excessive shading on their property. If we continue to experience increased customer cancellations, our financial results may be materially and adversely affected.

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

During 2021, we experienced our highest customer growth in the past five years, and this trend of increased customer demand and sales productivity has increased our backlog of installation projects. Although installation capacity has grown significantly, it has been and may continue to be, outpaced by the growth of our backlog. An increase in backlog creates higher costs incurred in the period relative to completed installations. If we fail to appropriately manage our backlog in relation to the rate at which we install, it could adversely affect our financial performance and hinder our ability to compete effectively.

In addition, our current and planned operations, personnel, systems and procedures might be inadequate to support our future growth and may require us to make additional unanticipated investment in our infrastructure, including additional costs for the expansion of our employee base and our solar partners as well as marketing and branding costs. Our success and ability to further scale our business will depend, in part, on our ability to manage these changes in a cost-effective and efficient manner. If we cannot manage our growth, we may be unable to take advantage of market opportunities, execute our business strategies or respond to competitive pressures. This could also result in declines in quality or customer satisfaction, increased costs, difficulties in introducing new solar service offerings or other operational difficulties. Any failure to effectively manage growth could adversely impact our business, operating results, financial condition, and reputation.

The COVID-19 pandemic, including its variants, has had and could continue to have an adverse impact on our business, operations, and the markets and communities in which we operate. Efforts to mitigate or contain the pandemic and the resulting weakened economic conditions may disrupt and adversely affect our business.

The COVID-19 pandemic has had an unprecedented impact on the U.S. economy and has impacted our business and created significant uncertainties for our industry and the economy in general. As COVID-19 and its variants continue to spread and impact the country, effects such as the widespread growth in infections, travel restrictions, quarantines, return-to-work restrictions, government regulations, supply chain disruptions, workforce shortages, and site closures have impacted and may continue to impact our ability to staff sales and operations centers and install and maintain solar energy systems in the field, as well as direct-to-home sales activities. Vaccines and treatments for COVID-19 have been developed and are being administered in the United States and various countries around the world, nonetheless, the long-term efficacy, adoption rate, ease of accessibility, and other uncertain factors may prolong the impacts of the pandemic. The rise of increasingly infectious strains of COVID-19, such as the Delta and Omicron variants, has presented additional challenges and unpredictability that have, and may continue to have, resulted in workforce constraints, delays, and additional costs, particularly in regions experiencing significant outbreaks.

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

We typically bear the risk of loss and are generally obligated to cover the cost of maintenance, repair and removal for any solar energy system that we sell or lease to our investment funds. At the time we sell or lease a solar energy system to an investment fund, we enter into a maintenance services agreement where we agree to operate and maintain the system for a fixed fee that is calculated to cover our future expected maintenance costs. If our solar energy systems require an above-average amount of repairs or if the cost of repairing systems were higher than our estimate, we would need to perform such repairs without additional compensation. If our solar energy systems, more than 40% of which were located in California as of March 31, 2022, are damaged as the result of a natural disaster beyond our control, losses could exceed or be excluded from, our insurance policy limits, and we could incur unforeseen costs that could harm our business and financial condition. We may also incur significant costs for taking other actions in preparation for, or in reaction to, such events. We purchase property insurance with industry standard coverage and limits approved by an investor’s third-party insurance advisors to hedge against such risk, but such coverage may not cover our losses.

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

As of March 31, 2022, more than 40% of our customers were in California, and we expect many of our future installations to be in California, which could further concentrate our customer base and operational infrastructure. Accordingly, our business and results of operations are particularly susceptible to adverse economic, regulatory, political, weather and other conditions in this market, including the impacts of the COVID-19 pandemic, and in other markets that may become similarly concentrated, in particular the east coast, where we have seen significant growth recently.

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

We utilize a direct-to-home sales model as a primary sales channel and are vulnerable to changes in laws and regulations related to direct sales and marketing that could impose additional limitations on unsolicited residential sales calls and may impose additional restrictions such as adjustments to our marketing materials and direct-selling processes, and new training for personnel. If additional laws and regulations affecting direct sales and marketing are passed in the markets in which we operate, it would take time to train our sales professionals to comply with such laws, and we may be exposed to fines or other penalties for violations of such laws. If we fail to compete effectively through our direct-selling efforts, our financial condition, results of operations and growth prospects could be adversely affected.

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

Our Customer Agreements are typically for 20 or 25 years and require the customer to make monthly payments to us. Accordingly, we are subject to the credit risk of customers. As of March 31, 2022, the average FICO score of our customers under a Customer Agreement with a monthly payment schedule remained at or above 740, which is generally categorized as a “Very Good” credit profile by the Fair Isaac Corporation. However, this may decline to the extent FICO score requirements under future investment funds are relaxed. While customer defaults have been immaterial to date, we expect that the risk of customer defaults may increase as we grow our business. Due to the immaterial amount of customer defaults to date, our reserve for this exposure is minimal, and our future exposure may exceed the amount of such reserves. If we experience increased customer credit defaults, our revenue and our ability to raise new investment funds could be adversely affected. If economic conditions worsen, certain of our customers may face liquidity concerns and may be unable to satisfy their payment obligations to us on a timely basis or at all, which could have a material adverse effect on our financial condition and results of operations.

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

On November, 29, 2021, the CSLB voted to postpone initiating a formal rulemaking process to implement the July CSLB Decision. The CSLB engaged in a stakeholder process to develop an alternative regulatory proposal to be brought back to its Board in March 2022 and committed to adhere to a full rulemaking process in accordance with the California Administrative Procedure Act. On March 30, 2022, the CSLB approved the staff recommendation to evaluate the proposal further and present a revised proposal to the Board in June 2022.

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

Our business depends on government policies that promote and support solar energy and enhance the economic viability of owning solar energy systems. U.S. federal, state and local governmental bodies provide incentives to owners, distributors, installers and manufacturers of solar energy systems to promote solar energy. These incentives include Commercial ITCs and Residential Energy Efficiency Tax Credit, as discussed above, as well as other tax credits, rebates and solar renewable energy credits (“SRECs”) associated with solar energy generation. Some markets, such as New Jersey and Maryland, currently utilize SRECs. SRECs can be volatile and their value could decrease over time as the supply of SREC-producing solar energy systems installed in a particular market increases. For example, in New Jersey, because of the substantial supply of solar energy systems installed, the state was on the cusp of reaching the solar carve-out under the state’s Renewable Portfolio Standard. In May 2018, legislation was enacted to expand New Jersey’s solar carve-out to 5.1% of kilowatt hours of electricity sold in the state. In December 2019, the state regulators adopted a transition program to follow the current SREC program that will be based on a fixed price SREC model and which is anticipated to be available to replace the current SREC program. We rely on these incentives to lower our cost of capital and to attract investors, all of which enable us to lower the price we charge customers for our solar service offerings. These incentives have had a significant impact on the development of solar energy but they could change at any time, especially in light of the recent change in administration, as further described below. These incentives may also expire on a particular date (as discussed above with respect to the Commercial ITC and Residential Energy Efficiency Tax Credit), end when the allocated funding is exhausted, or be reduced, terminated or repealed without notice. The financial value of certain incentives may also decrease over time.

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

Vivint Solar, through certain of its subsidiaries, owns solar energy systems that constitute Eligible Property (the “California PV Systems”). To the extent Vivint Solar or its subsidiaries are considered the tax owners of the California PV Systems for purposes of the California Revenue and Tax Code, our acquisition of Vivint Solar may constitute a change of control of the California PV Systems triggering the loss of the Solar Exclusion and the imposition of California property taxes, which could adversely affect our business.

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

As of December 31, 2021, we had U.S. federal and state net operating loss carryforwards (“NOLs”) of approximately $720.7 million and $2.3 billion, respectively, which begin expiring in varying amounts in 2028 and 2024, respectively, if unused. Our U.S. federal and certain state NOLs generated in tax years beginning after December 31, 2017 total approximately $1.4 billion and $198.7 million, respectively, have indefinite carryover periods, and do not expire. Under Sections 382 and 383 of the Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change NOLs and other pre-change tax assets, such as tax credits, to offset its post change income and taxes may be limited. In general, an “ownership change” occurs if there is a cumulative change in our ownership by “5% stockholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. Additionally, states may impose other limitations on the use of NOLs and tax credit carryforwards. For example, California has recently imposed other limitations on the use of NOLs and limited the use of certain tax credits for taxable years beginning in 2020 through 2022. Any such limitations on our ability to use our NOLs and other tax assets could adversely impact our business, financial condition, and results of operations. We have performed an analysis to determine whether an ownership change under Section 382 of the Code had occurred and determined no ownership changes were identified as of December 31, 2021. Vivint Solar, Inc. underwent an ownership change as of October 8, 2020.

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

Our executive officers, directors and each of our stockholders who beneficially own 5% or more of our outstanding common stock and their affiliates, in the aggregate, beneficially own approximately 30.0% of the outstanding shares of our common stock, based on the number of shares outstanding as of March 31, 2022. As a result, these stockholders, if acting together, will be able to influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. They may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentrated control may have the effect of delaying or preventing a change in control of our company, could deprive our stockholders of an opportunity to receive a premium for their capital stock and might ultimately affect the market price of our common stock.

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

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.1¥	Credit Agreement, dated as of January 24, 2022, by and among the Company, KeyBank National Association, as administrative agent, Silicon Valley Bank, as collateral agent, and each of the guarantors, lenders and arrangers identified on the signature pages thereto.	8-K	001-37511	10.1	1/26/2022

10.2¥
Credit Agreement, dated as of January 24, 2022, by and among the Company, KeyBank National Association, as administrative agent, Silicon Valley Bank, as collateral agent, and each of the guarantors, lenders and arrangers identified on the signature pages thereto, and as amended by Amendment No. 1 to the Credit Agreement, dated as of March 8, 2022.
X

10.3
Third Amendment to the Credit Agreement, dated as of March 23, 2022, among Sunrun Luna Portfolio 2021, LLC, Credit Suisse AG, New York Branch (as administrative agent) and each of the lenders and funding agents identified on the signature pages thereto.
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

SUNRUN INC.

Date: May 4, 2022	By:	/s/ Mary Powell
Mary Powell
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Tom vonReichbauer
Tom vonReichbauer
Chief Financial Officer
(Principal Financial Officer)