Form 10-Q
period 2022-06-30
Sunrun Inc.
filed 2022-08-03
CIK 1469367

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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

As of July 29, 2022, the number of shares of the registrant’s common stock outstanding was 212,104,204.

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
•Our business currently depends on the availability of utility rebates, tax credits and other benefits, tax exemptions and exclusions, and other financial incentives, on the federal, state, and/or local levels. We may be adversely affected by changes in, or interpretation of the application of, these laws or other incentives to us, and the expiration, elimination or reduction of these benefits could adversely impact our business.

If we are unable to adequately address these and other risks we face, our business may be harmed.

Sunrun Inc.
Consolidated Balance Sheets
(In Thousands, Except Share Par Values)
(Unaudited)

	June 30, 2022	December 31, 2021
Assets
Current assets:
Cash	$522,460	$617,634
Restricted cash	340,520	232,649
Accounts receivable (net of allowances for credit losses of $12,026 and $11,035 as of June 30, 2022 and December 31, 2021, respectively)	216,824	146,037
Inventories	547,419	506,819
Prepaid expenses and other current assets	83,150	44,580
Total current assets	1,710,373	1,547,719
Restricted cash	148	148
Solar energy systems, net	10,178,767	9,459,696
Property and equipment, net	61,728	56,886
Intangible assets, net	10,209	12,891
Goodwill	4,280,169	4,280,169
Other assets	1,559,208	1,125,743
Total assets (1)	$17,800,602	$16,483,252
Liabilities and total equity
Current liabilities:
Accounts payable	$259,201	$288,108
Distributions payable to noncontrolling interests and redeemable noncontrolling interests	36,461	31,582
Accrued expenses and other liabilities	347,696	364,136
Deferred revenue, current portion	131,969	111,739
Deferred grants, current portion	8,284	8,302
Finance lease obligations, current portion	11,597	10,901
Non-recourse debt, current portion	188,263	190,186
Pass-through financing obligation, current portion	7,527	7,166
Total current liabilities	990,998	1,012,120
Deferred revenue, net of current portion	809,142	761,872
Deferred grants, net of current portion	201,957	206,615
Finance lease obligations, net of current portion	13,975	11,314
Convertible senior notes	391,739	390,618
Line of credit	550,967	211,066
Non-recourse debt, net of current portion	6,471,975	5,711,020
Pass-through financing obligation, net of current portion	308,785	314,231
Other liabilities	145,769	190,056
Deferred tax liabilities	102,654	101,753
Total liabilities (1)	9,987,961	8,910,665
Commitments and contingencies (Note 15)
Redeemable noncontrolling interests	639,740	594,973
Stockholders’ equity:
Preferred stock, $0.0001 par value—authorized, 200,000 shares as of June 30, 2022 and December 31, 2021; no shares issued and outstanding as of June 30, 2022 and December 31, 2021	—	—
Common stock, $0.0001 par value—authorized, 2,000,000 shares as of June 30, 2022 and December 31, 2021; issued and outstanding, 211,943 and 208,176 shares as of June 30, 2022 and December 31, 2021, respectively	21	21
Additional paid-in capital	6,403,716	6,330,344
Accumulated other comprehensive income (loss)	45,726	(73,050)
Retained deficit	(102,783)	(2,579)
Total stockholders’ equity	6,346,680	6,254,736
Noncontrolling interests	826,221	722,878
Total equity	7,172,901	6,977,614
Total liabilities, redeemable noncontrolling interests and total equity	$17,800,602	$16,483,252

1)The Company’s consolidated assets as of June 30, 2022 and December 31, 2021 include $9,012,626 and $8,381,220, respectively, in assets of variable interest entities (“VIEs”) that can only be used to settle obligations of the VIEs. These assets include solar energy systems, net, as of June 30, 2022 and December 31, 2021 of $8,207,342 and $7,605,769, respectively; cash as of June 30, 2022 and December 31, 2021 of $317,047 and $377,044, respectively; restricted cash as of June 30, 2022 and December 31, 2021 of $82,697 and $70,346, respectively; accounts receivable, net as of June 30, 2022 and December 31, 2021 of $83,747 and $55,714, respectively; inventories as of June 30, 2022 and December 31, 2021 of $89,096 and 93,604, respectively; prepaid expenses and other current assets as of June 30, 2022 and December 31, 2021 of $4,387 and $1,519, respectively; and other assets as of June 30, 2022 and December 31, 2021 of $228,310 and $177,224, respectively. The Company’s consolidated liabilities as of June 30, 2022 and December 31, 2021 include $2,110,699 and $2,152,492, respectively, in liabilities of VIEs whose creditors have no recourse to the Company. These liabilities include accounts payable as of June 30, 2022 and December 31, 2021 of $22,375 and $26,042, respectively; distributions payable to noncontrolling interests and redeemable noncontrolling interests as of June 30, 2022 and December 31, 2021 of $36,462 and $31,582, respectively; accrued expenses and other current liabilities as of June 30, 2022 and December 31, 2021 of $28,715 and $31,036, respectively; deferred revenue as of June 30, 2022 and December 31, 2021 of $556,363 and $530,385, respectively; deferred grants as of June 30, 2022 and December 31, 2021 of $0 and $25,634, respectively; non-recourse debt as of June 30, 2022 and December 31, 2021 of $1,452,907 and $1,482,608, respectively; and other liabilities as of June 30, 2022 and December 31, 2021 of $13,877 and $25,205, respectively.
The accompanying notes are an integral part of these consolidated financial statements.

Sunrun Inc.
Consolidated Statements of Operations
(In Thousands, Except Per Share Amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue:
Customer agreements and incentives	$259,886	$219,474	$469,578	$394,070
Solar energy systems and product sales	324,694	181,692	610,786	341,890
Total revenue	584,580	401,166	1,080,364	735,960
Operating expenses:
Cost of customer agreements and incentives	202,554	177,339	404,339	337,616
Cost of solar energy systems and product sales	292,479	151,588	542,323	285,670
Sales and marketing	187,428	144,599	362,354	270,712
Research and development	6,139	5,150	12,396	11,022
General and administrative	49,946	62,916	93,027	148,546
Amortization of intangible assets	1,341	1,343	2,682	2,688
Total operating expenses	739,887	542,935	1,417,121	1,056,254
Loss from operations	(155,307)	(141,769)	(336,757)	(320,294)
Interest expense, net	(103,045)	(74,999)	(195,299)	(149,269)
Other income (expenses), net	51,873	(11,553)	165,831	22,794
Loss before income taxes	(206,479)	(228,321)	(366,225)	(446,769)
Income tax expense (benefit)	3,277	(14,912)	—	(29,038)
Net loss	(209,756)	(213,409)	(366,225)	(417,731)
Net loss attributable to noncontrolling interests and redeemable noncontrolling interests	(197,330)	(172,165)	(266,021)	(352,698)
Net loss attributable to common stockholders	$(12,426)	$(41,244)	$(100,204)	$(65,033)
Net loss per share attributable to common stockholders
Basic	$(0.06)	$(0.20)	$(0.48)	$(0.32)
Diluted	$(0.06)	$(0.20)	$(0.48)	$(0.32)
Weighted average shares used to compute net loss per share attributable to common stockholders
Basic	211,128	204,378	210,474	203,475
Diluted	211,128	204,378	210,474	203,475

The accompanying notes are an integral part of these consolidated financial statements.

Sunrun Inc.
Consolidated Statements of Comprehensive Income (Loss)
(In Thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net loss attributable to common stockholders	$(12,426)	$(41,244)	$(100,204)	$(65,033)
Unrealized gain (loss) on derivatives, net of income taxes	47,760	(28,545)	112,206	18,588
Adjustment for net loss on derivatives recognized into earnings, net of income taxes	2,567	3,863	6,570	6,723
Other comprehensive income (loss)	50,327	(24,682)	118,776	25,311
Comprehensive income (loss)	$37,901	$(65,926)	$18,572	$(39,722)

Sunrun Inc.
Consolidated Statements of Redeemable Noncontrolling Interests and Equity
Three Months Ended June 30, 2022 and 2021
(In Thousands)
(Unaudited)

	Three Months Ended June 30, 2022
	Redeemable Noncontrolling Interests	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Inome (Loss)	Retained Deficit	Total Stockholders' Equity	Noncontrolling Interests	Total Equity
		Shares	Amount
Balance at March 31, 2022	$630,511	209,417	$21	$6,359,279	$(4,601)	$(90,357)	$6,264,342	$786,409	$7,050,751
Exercise of stock options	—	712	—	4,952	—	—	4,952	—	4,952
Issuance of restricted stock units, net of tax withholdings	—	1,115	—	—	—	—	—	—	—
Shares issued in connection with the Employee Stock Purchase Plan	—	699	—	10,345	—	—	10,345	—	10,345
Stock-based compensation	—	—	—	29,140	—	—	29,140	—	29,140
Contributions from noncontrolling interests and redeemable noncontrolling interests	35,699	—	—	—	—	—	—	265,558	265,558
Distributions to noncontrolling interests and redeemable noncontrolling interests	(16,914)	—	—	—	—	—	—	(37,972)	(37,972)
Net loss	(9,556)	—	—	—	—	(12,426)	(12,426)	(187,774)	(200,200)
Other comprehensive income, net of taxes	—	—	—	—	50,327	—	50,327	—	50,327
Balance at June 30, 2022	$639,740	211,943	$21	$6,403,716	$45,726	$(102,783)	$6,346,680	$826,221	$7,172,901

	Three Months Ended June 30, 2021
	Redeemable Noncontrolling Interests	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders' Equity	Noncontrolling Interests	Total Equity
		Shares	Amount
Balance at March 31,2021	$536,294	203,562	$20	$6,169,247	$(56,762)	$53,055	$6,165,560	$690,742	$6,856,302
Exercise of stock options	—	451	—	3,703	—	—	3,703	—	3,703
Issuance of restricted stock units, net of tax withholdings	—	918	1	—	—	—	1	—	1
Shares issued in connection with the Employee Stock Purchase Plan	—	443	—	6,761	—	—	6,761	—	6,761
Stock-based compensation	—	—	—	46,358	—	—	46,358	—	46,358
Contributions from noncontrolling interests and redeemable noncontrolling interests	90,818	—	—	—	—	—	—	237,479	237,479
Distributions to noncontrolling interests and redeemable noncontrolling interests	(16,145)	—	—	—	—	—	—	(31,374)	(31,374)
Net loss	(11,654)	—	—	—	—	(41,244)	(41,244)	(160,511)	(201,755)
Other comprehensive loss, net of taxes	—	—	—	—	(24,682)	—	(24,682)	—	(24,682)
Balance at June 30, 2021	$599,313	205,374	$21	$6,226,069	$(81,444)	$11,811	$6,156,457	$736,336	$6,892,793

Sunrun Inc.
Consolidated Statements of Redeemable Noncontrolling Interests and Equity
Six Months Ended June 30, 2022 and 2021
(In Thousands)
(Unaudited)

	Six Months Ended June 30, 2022
	Redeemable Noncontrolling Interests	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Inome (Loss)	Retained Deficit	Total Stockholders' Equity	Noncontrolling Interests	Total Equity
		Shares	Amount
Balance at December 31, 2021	$594,973	208,176	$21	$6,330,344	$(73,050)	$(2,579)	$6,254,736	$722,878	$6,977,614
Exercise of stock options	—	951	—	7,491	—	—	7,491	—	7,491
Issuance of restricted stock units, net of tax withholdings	—	2,117	—	—	—	—	—	—	—
Shares issued in connection with the Employee Stock Purchase Plan	—	699	—	10,345	—	—	10,345	—	10,345
Stock-based compensation	—	—	—	73,299	—	—	73,299	—	73,299
Contributions from noncontrolling interests and redeemable noncontrolling interests	100,019	—	—	—	—	—	—	431,732	431,732
Distributions to noncontrolling interests and redeemable noncontrolling interests	(32,204)	—	—	—	—	—	—	(73,006)	(73,006)
Net loss	(23,048)	—	—	—	—	(100,204)	(100,204)	(242,973)	(343,177)
Acquisition of noncontrolling interests	—	—	—	(17,763)	—	—	(17,763)	(12,410)	(30,173)
Other comprehensive income, net of taxes	—	—	—	—	118,776	—	118,776	—	118,776
Balance at June 30, 2022	$639,740	211,943	$21	$6,403,716	$45,726	$(102,783)	$6,346,680	$826,221	$7,172,901

	Six Months Ended June 30, 2021
	Redeemable Noncontrolling Interests	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Inome (Loss)	Retained Earnings	Total Stockholders' Equity	Noncontrolling Interests	Total Equity
		Shares	Amount
Balance at December 31, 2020	$560,461	201,406	$20	$6,107,802	$(106,755))	$76,844	$6,077,911	$650,999	$6,728,910
Exercise of stock options	—	1,349	—	12,244	—	—	12,244	—	12,244
Issuance of restricted stock units, net of tax withholdings	—	2,176	1	—	—	—	1	—	1
Shares issued in connection with the Employee Stock Purchase Plan	—	443	—	6,761	—	—	6,761	—	6,761
Stock-based compensation	—	—	—	126,990	—	—	126,990	—	126,990
Contributions from noncontrolling interests and redeemable noncontrolling interests	67,127	—	—	—	—	—	—	508,863	508,863
Distributions to noncontrolling interests and redeemable noncontrolling interests	(32,214)	—	—	—	—	—	—	(62,317)	(62,317)
Net income (loss)	8,511	—	—	—	—	(65,033)	(65,033)	(361,209)	(426,242)
Capped call transaction	—	—	—	(28,000)	—	—	(28,000)	—	(28,000)
Acquisition of noncontrolling interests	(4,572)	—	—	272	—	—	272	—	272
Other comprehensive income, net of taxes	—	—	—	—	25,311	—	25,311	—	25,311
Balance at June 30, 2021	$599,313	205,374	$21	$6,226,069	$(81,444)	$11,811	$6,156,457	$736,336	$6,892,793

Sunrun Inc.
Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Six Months Ended June 30,
	2022	2021
Operating activities:
Net loss	$(366,225)	$(417,731)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization, net of amortization of deferred grants	213,236	187,145
Deferred income taxes	—	(28,689)
Stock-based compensation expense	65,872	121,492
Interest on pass-through financing obligations	10,057	10,846
Reduction in pass-through financing obligations	(19,698)	(21,158)
Unrealized gain on derivatives	(123,716)	(35,395)
Other noncash items	6,505	35,887
Changes in operating assets and liabilities:
Accounts receivable	(79,466)	(72,359)
Inventories	(40,600)	(58,378)
Prepaid and other assets	(173,400)	(185,557)
Accounts payable	(34,497)	52,297
Accrued expenses and other liabilities	20,125	18,697
Deferred revenue	67,546	37,139
Net cash used in operating activities	(454,261)	(355,764)
Investing activities:
Payments for the costs of solar energy systems	(940,995)	(751,539)
Purchase of equity investment	(75,000)	—
Purchases of property and equipment, net	(4,303)	(5,512)
Net cash used in investing activities	(1,020,298)	(757,051)
Financing activities:
Proceeds from line of credit	780,967	424,979
Repayment of line of credit	(441,066)	(438,356)
Proceeds from issuance of convertible senior notes, net of capped call transaction	—	371,998
Proceeds from issuance of non-recourse debt	1,385,978	758,032
Repayment of non-recourse debt	(624,603)	(325,795)
Payment of debt fees	(30,589)	(28,877)
Proceeds from pass-through financing and other obligations	4,262	5,298
Payment of finance lease obligations	(6,776)	(6,137)
Contributions received from noncontrolling interests and redeemable noncontrolling interests	531,751	575,990
Distributions paid to noncontrolling interests and redeemable noncontrolling interests	(100,331)	(89,734)
Acquisition of noncontrolling interest	(30,173)	(4,195)
Net proceeds related to stock-based award activities	17,836	19,007
Net cash provided by financing activities	1,487,256	1,262,210

Net change in cash and restricted cash	12,697	149,395
Cash and restricted cash, beginning of period	850,431	708,208
Cash and restricted cash, end of period	$863,128	$857,603
Supplemental disclosures of cash flow information
Cash paid for interest	$128,737	$104,060
Cash paid for income taxes	$—	$—
Supplemental disclosures of noncash investing and financing activities
Purchases of solar energy systems and property and equipment included in accounts payable and accrued expenses	$56,233	$69,255
Right-of-use assets obtained in exchange for new finance lease liabilities	$10,367	$3,164

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

Note 2. Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (the "SEC") regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. As such, these unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s annual report on Form 10-K for the year ended December 31, 2021. The results of the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2022 or other future periods.

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
Revenue from external customers (including, but not limited to homeowners) for each group of similar products and services is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Customer agreements	$232,003	$196,935	$422,505	$354,765
Incentives	27,883	22,539	47,073	39,305
Customer agreements and incentives	259,886	219,474	469,578	394,070

Solar energy systems	209,314	90,422	409,313	179,472
Products	115,380	91,270	201,473	162,418
Solar energy systems and product sales	324,694	181,692	610,786	341,890
Total revenue	$584,580	$401,166	$1,080,364	$735,960

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

The following table provides a reconciliation of cash and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statement of cash flows. Cash and restricted cash consists of the following (in thousands):

	Six Months Ended June 30,
	2022	2021
Beginning of period:
Cash	$617,634	$519,965
Restricted cash, current and long-term	232,797	188,243
Total	$850,431	$708,208

End of period:
Cash	$522,460	$679,588
Restricted cash, current and long-term	340,668	178,015
Total	$863,128	$857,603
Accounts Receivable
Accounts receivable consist of amounts due from customers, as well as state and utility rebates due from government agencies and utility companies. Under Customer Agreements, the customers typically assign incentive rebates to the Company.
Accounts receivable, net, consists of the following (in thousands):

	June 30, 2022	December 31, 2021
Customer receivables	$215,094	$147,371
Other receivables	13,756	9,701
Allowance for credit losses	(12,026)	(11,035)
Total	$216,824	$146,037
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
The opening balance of deferred revenue was $799.3 million as of December 31, 2020. Deferred revenue consists of the following (in thousands):

	June 30, 2022	December 31, 2021
Under Customer Agreements:
Payments received, net	$708,698	$645,439
Financing component balance	61,920	58,517
	770,618	703,956

Under SREC contracts:
Payments received, net	160,970	161,575
Financing component balance	9,523	8,080
	170,493	169,655

Total	$941,111	$873,611

During the three months ended June 30, 2022 and 2021, the Company recognized revenue of $25.5 million and $23.7 million, respectively, and in the six months ended June 30, 2022 and 2021, the Company recognized revenue of $45.9 million and $42.5 million, respectively, from amounts included in deferred revenue at the beginning of the respective periods. Revenue allocated to remaining performance obligations represents contracted revenue that has not yet been recognized and includes deferred revenue as well as amounts that will be invoiced and recognized as revenue in future periods. Contracted but not yet recognized revenue was approximately $16.9 billion as of June 30, 2022, of which the Company expects to recognize approximately 5% over the next 12 months. The annual recognition is not expected to vary significantly over the next 10 years as the vast majority of existing Customer Agreements have at least 10 years remaining, given that the average age of the Company's fleet of residential solar energy systems under Customer Agreements is less than five years due to the Company being formed in 2007 and having experienced significant growth in the last few years. The annual recognition on these existing contracts will gradually decline over the midpoint of the Customer Agreements over the following 10 years as the typical 20- or 25-year initial term expires on individual Customer Agreements.
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
Revenue Recognition
The Company recognizes revenue when control of goods or services is transferred to its customers, in an amount that reflects the consideration it expects to be entitled to in exchange for those goods or services.
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

Note 3. Fair Value Measurement
At June 30, 2022 and December 31, 2021, the carrying value of receivables, accounts payable, accrued expenses and distributions payable to noncontrolling interests approximates fair value due to their short-term nature and falls under the Level 2 hierarchy. The carrying values and fair values of debt instruments are as follows (in thousands):

	June 30, 2022		December 31, 2021
	Carrying Value	Fair Value	Carrying Value	Fair Value
Recourse debt	$942,706	$833,518	$601,684	$518,168
Senior debt	2,253,544	2,174,389	2,269,623	2,261,071
Subordinated debt	1,480,326	1,409,990	1,160,115	1,160,432
Securitization debt	2,926,368	2,679,510	2,471,468	2,494,070
Total	$7,602,944	$7,097,407	$6,502,890	$6,433,741
At June 30, 2022 and December 31, 2021, the fair value of certain recourse debt and certain senior, subordinated and securitization loans approximate their carrying values because their interest rates are variable rates that approximate rates currently available to the Company. At June 30, 2022 and December 31, 2021, the fair value of the Company’s other debt instruments are based on rates currently offered for debt with similar maturities and terms. The Company’s fair value of the debt instruments fell under the Level 2 hierarchy. These valuation approaches involve some level of management estimation and judgment, the degree of which is dependent on the price transparency for the instruments or market.
At June 30, 2022 and December 31, 2021, financial instruments measured at fair value on a recurring basis, based upon the fair value hierarchy, are as follows (in thousands):

	June 30, 2022
	Level 1	Level 2	Level 3	Total
Derivative assets:
Interest rate swaps	$—	$122,447	$—	$122,447
Total	$—	$122,447	$—	$122,447
Derivative liabilities:
Interest rate swaps	$—	$4,393	$—	$4,393
Total	$—	$4,393	$—	$4,393

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Derivative assets:
Interest rate swaps	$—	$26,673	$—	$26,673
Total	$—	$26,673	$—	$26,673
Derivative liabilities:
Interest rate swaps	$—	$83,873	$—	$83,873
Total	$—	$83,873	$—	$83,873

The above balances are recorded in other assets and other liabilities, respectively, in the consolidated balance sheets, except for $14.9 million and nil as of June 30, 2022 and December 31, 2021, respectively, which is recorded in prepaid and other assets and except for $0.3 million and $23.0 million as of June 30, 2022 and December 31, 2021, respectively, which is recorded in accrued expenses and other liabilities.
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

Note 4. Inventories
Inventories consist of the following (in thousands):

	June 30, 2022	December 31, 2021
Raw materials	$434,367	$413,819
Work-in-process	113,052	93,000
Total	$547,419	$506,819

Note 5. Solar Energy Systems, net
Solar energy systems, net consists of the following (in thousands):

	June 30, 2022	December 31, 2021
Solar energy system equipment costs	$9,729,039	$9,018,788
Inverters and batteries	1,248,492	1,127,014
Total solar energy systems	10,977,531	10,145,802
Less: accumulated depreciation and amortization	(1,467,861)	(1,267,932)
Add: construction-in-progress	669,097	581,826
Total solar energy systems, net	$10,178,767	$9,459,696
All solar energy systems, including construction-in-progress, have been leased to or are subject to signed Customer Agreements with customers. The Company recorded depreciation expense related to solar energy systems of $105.0 million and $90.2 million for the three months ended June 30, 2022 and 2021, respectively, and $205.5 million and $177.6 million for the six months ended June 30, 2022 and 2021, respectively. The depreciation expense was reduced by the amortization of deferred grants of $2.0 million and $2.0 million for three months ended June 30, 2022 and 2021, respectively, and $4.1 million and $4.1 million for six months ended June 30, 2022 and 2021, respectively.

Note 6. Other Assets
Other assets consist of the following (in thousands):

	June 30, 2022	December 31, 2021
Costs to obtain contracts - customer agreements	$882,836	$703,080
Costs to obtain contracts - incentives	2,481	2,481
Accumulated amortization of costs to obtain contracts	(91,619)	(74,529)
Unbilled receivables	253,514	212,727
Allowance for credit losses on unbilled receivables	(2,814)	(2,411)
Equity investment	186,100	63,826
Operating lease right-of-use assets	112,599	92,707
Other assets	216,111	127,862
Total	$1,559,208	$1,125,743
The Company recorded amortization of costs to obtain contracts of $9.1 million and $5.4 million for the three months ended June 30, 2022 and 2021, respectively, and $17.2 million and $9.6 million for the six months ended June 30, 2022 and 2021, respectively, in Sales and marketing in the consolidated statements of operations.
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

Note 7. Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consist of the following (in thousands):

	June 30, 2022	December 31, 2021
Accrued employee compensation	$94,442	$100,357
Accrued interest	49,055	38,665
Operating lease obligations	29,978	24,780
Other accrued expenses	174,221	200,334
Total	$347,696	$364,136

Note 8. Indebtedness
As of June 30, 2022, debt consisted of the following (in thousands, except percentages):

	June 30, 2022	December 31, 2021	Unused Borrowing Capacity (1)	Weighted Average Interest Rate at June 30, 2022 (2)	Weighted Average Interest Rate at December 31, 2021 (2)	Contractual Interest Rate (3)	Contractual Maturity Date
Recourse debt
Bank line of credit (4)	$550,967	$211,066	$—	5.45%	3.40%	LIBOR +3.25%	January 2025
0% Convertible Senior Notes (5)	400,000	400,000	—	—%	—%	—%	February 2026
Total recourse debt	950,967	611,066	—
Unamortized debt discount	(8,261)	(9,382)	—
Total recourse debt, net	942,706	601,684	—

Non-recourse debt (6)
Senior revolving and delayed draw loans (7)	775,671	1,301,600	71,300	3.38%	2.23%	LIBOR +2.00% - 3.00%	March 2024 - April 2025
Senior non-revolving loans	1,431,149	921,038	—	3.81%	3.66%	4.50% - 6.50%; LIBOR +1.75% - 2.75%	April 2022 - November 2040
Subordinated revolving and delayed draw loans	151,347	221,464	32,550	7.49%	9.06%	LIBOR +9.00%; SOFR +3.50%; SOFR +7.875%	March 2024 - April 2024
Subordinated loans (8)	1,352,922	959,852	—	8.47%	8.46%	7.00% - 10.00%; LIBOR +6.75%	May 2023 - January 2042
Securitized loans	2,938,551	2,466,389	—	3.80%	3.59%	2.27% - 5.31%	August 2023 - July 2057
Total non-recourse debt	6,649,640	5,870,343	103,850
Unamortized debt premium, net	10,598	30,863	—
Total non-recourse debt, net	6,660,238	5,901,206	103,850
Total debt, net	$7,602,944	$6,502,890	$103,850

(1)    Represents the additional amount the Company could borrow, if any, based on the state of its existing assets as of June 30, 2022.
(2)    Reflects weighted average contractual, unhedged rates. See Note 9, Derivatives for hedge rates.
(3)    Ranges shown reflect fixed interest rate and rates using LIBOR, as applicable.
(4)    The former working capital facility was terminated in January 2022 and was replaced by this syndicated working capital facility with banks has a total commitment up to $600.0 million and is secured by substantially all of the unencumbered assets of the Company, as well as ownership interests in certain subsidiaries of the Company. Borrowings under the Facility may be designated as Base Rate Loans or Term SOFR Loans, subject to certain terms and conditions under the Credit Agreement. Base Rate Loans accrue interest at a rate per year equal to 2.25% plus the highest of (a) the federal funds rate plus 0.50%, (b) the interest rate determined from time to time by the Administrative Agent as its prime rate and notified to the Company, (c) the Adjusted Term SOFR Rate (defined below) for a one-month interest period in effect on such day (or if such day is not a business day, the immediately preceding business day) plus 1.00% and (d) 0.00%. Term SOFR Loans accrue interest at a rate per annum equal to (a) 3.25% plus (b) the greater of (i) 0.00% and (ii) the sum of (x) the forward-looking term rate for a period comparable to the applicable available tenor based on SOFR that is published by CME Group Benchmark Administration Ltd or a successor for the applicable interest period and (y) (1) if the applicable interest period is one month, 0.11448%, (2) if the applicable interest period is three months, 0.26161% or (c) if the applicable interest period is six months, 0.42826% (the rate pursuant to clause (b), the "Adjusted Term SOFR Rate"). This working capital facility includes various restrictive covenants, such as the completion and presentation of audited consolidated financial statements, maintaining a minimum modified interest coverage ratio, a minimum modified current ratio, a maximum modified leverage ratio, and a minimum unencumbered cash balance, in each case, tested quarterly. The Company was in compliance with all debt covenants as of June 30, 2022.
(5)    These convertible senior notes ("Notes") will not bear regular interest, and the principal amount of the notes will not accrete. The Notes may bear special interest under specified circumstances relating to the Company’s failure to comply with its reporting obligations under the Indenture or if the Notes are not freely tradeable as required by the Indenture. The Notes will mature on February 1, 2026, unless earlier repurchased by the Company, redeemed by the Company or converted pursuant to their terms. The initial conversion rate of the Notes is 8.4807 shares of the Company’s common stock, par value $0.0001 per share, per $1,000 principal amount of Notes, which is equivalent to an initial conversion price of approximately $117.91 per share. The conversion rate will be subject to adjustment upon the occurrence of certain specified events but will not be adjusted for any accrued and unpaid special interest. In addition, upon the occurrence of a make-whole fundamental change or an issuance of a notice of redemption, the Company will, in certain circumstances, increase the conversion rate by a number of additional shares for a holder that elects to convert its Notes in connection with such make-whole fundamental change or notice of redemption. The debt discount recorded on the Notes is being amortized to interest expense at an effective interest rate of 0.57%. As of June 30, 2022, $3.2 million of the debt discount was amortized to interest expense inception to date. In connection with the offering of the Notes, the Company entered into privately negotiated capped call transactions (“Capped Calls”) with certain of the initial purchasers and/or their respective affiliates at a cost of approximately $28.0 million. The Capped Calls are classified as equity and were recorded to additional paid-in-capital within stockholders’ equity as of March 31, 2021. The Capped Calls each have an initial strike price of approximately $117.91 per share, subject to certain adjustments, which corresponds to the initial conversion price of the Notes. The Capped Calls have initial cap prices of $157.22 per share. The Capped Calls cover, subject to anti-dilution adjustments, approximately 3.4 million shares of common stock. The Capped Calls are expected generally to reduce the potential dilution to the common stock upon any conversion of Notes and/or offset any cash payments the Company is required to make in excess of the principal amount of the Notes, as the case may be, in the event the market price per share of common stock, as measured under the Capped Calls, is greater than the strike price of the Capped Call, with such offset subject to a cap. If, however, the market price per share of the common stock, as measured under the Capped Calls, exceeds the cap price of the Capped Calls, there would be dilution and/or there would not be an offset of such potential cash payments, in each case, to the extent that the then-market price per share of the common stock exceeds the cap price. The final components of the Capped Calls are scheduled to expire on January 29, 2026.
(6)    Certain loans under this category are part of project equity transactions.
(7)    Pursuant to the terms of the aggregation facilities within this category the Company may draw up to an aggregate principal amount of $2.1 billion in revolver borrowings depending on the available borrowing base at the time.

(8)    A loan under this category with an outstanding balance of $127.8 million as of June 30, 2022 contains a put option that can be exercised beginning in 2036 that would require the Company to pay off the entire loan on November 30, 2037.
Senior and Subordinated Debt Facilities
Each of the Company's senior and subordinated debt facilities contain customary covenants, including the requirement to maintain certain financial measurements and provide lender reporting. Each of the senior and subordinated debt facilities also contain certain provisions in the event of default that entitle lenders to take certain actions including acceleration of amounts due under the facilities and acquisition of membership interests and assets that are pledged to the lenders under the terms of the senior and subordinated debt facilities. The facilities are non-recourse to the Company and are secured by net cash flows from Customer Agreements or inventories less certain operating, maintenance and other expenses that are available to the borrower after distributions to tax equity investors, where applicable. Under the terms of these facilities, the Company's subsidiaries pay interest and principal from the net cash flows available to the subsidiaries. The Company was in compliance with all debt covenants as of June 30, 2022.
Securitization Loans
Each of the Company's securitized loans contains customary covenants including the requirement to provide reporting to the indenture trustee and ratings agencies. Each of the securitized loans also contain certain provisions in the event of default which entitle the indenture trustee to take certain actions including acceleration of amounts due under the facilities and acquisition of membership interests and assets that are pledged to the lenders under the terms of the securitized loans. The facilities are non-recourse to the Company and are secured by net cash flows from Customer Agreements less certain operating, maintenance and other expenses which are available to the borrower after distributions to tax equity investors, where applicable. Under the terms of these loans, the Company's subsidiaries pay interest and principal from the net cash flows available to the subsidiaries. The Company was in compliance with all debt covenants as of June 30, 2022.

Note 9. Derivatives
Interest Rate Swaps
The Company uses interest rate swaps to hedge variable interest payments due on certain of its term loans and aggregation facility. These swaps allow the Company to incur fixed interest rates on these loans and receive payments based on variable interest rates with the swap counterparty based on the one- or three-month LIBOR or three-month SOFR on the notional amounts over the life of the swaps.
Certain interest rate swaps have been designated as cash flow hedges. The credit risk adjustment associated with these swaps is the risk of non-performance by the counterparties to the contracts. In the six months ended June 30, 2022, the hedge relationships on the Company’s interest rate swaps have been assessed as highly effective as the quarterly assessment performed determined changes in cash flows of the derivative instruments have been highly effective in offsetting the changes in the cash flows of the hedged items, are expected to be highly effective in the future and the critical terms of the interest rate swaps match the critical terms of the underlying forecasted hedged transactions. Accordingly, changes in the fair value of these derivatives are recorded as a component of accumulated other comprehensive income, net of income taxes. Changes in the fair value of these derivatives are subsequently reclassified into earnings, and are included in interest expense, net in the Company’s statements of operations, in the period that the hedged forecasted transactions affect earnings. To the extent that the hedge relationships are not effective, changes in the fair value of these derivatives are recorded in other expenses, net in the Company's statements of operations on a prospective basis.
The Company’s master netting and other similar arrangements allow net settlements under certain conditions. When those conditions are met, the Company presents derivatives at net fair value. As of June 30, 2022, the information related to these offsetting arrangements were as follows (in thousands):

Instrument Description	Gross Amounts of Recognized Assets / Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets / Liabilities Included in the Consolidated Balance Sheet	Notional Amount (1)
Assets:
Derivatives designated as hedging instruments	$70,717	$(799)	$69,918	$1,477,949
Derivatives not designated as hedging instruments	51,730	(1,005)	50,725	687,760
Total derivative assets	$122,447	$(1,804)	$120,643	$2,165,709

Liabilities:
Derivatives designated as hedging instruments	$(466)	$799	$333	$38,400
Derivatives not designated as hedging instruments	(3,927)	1,005	(2,922)	443,691
Total derivative liabilities	$(4,393)	$1,804	$(2,589)	$482,091
Total	$118,054	$—	$118,054	$2,647,800

(1)    Comprised of 59 interest rate swaps which effectively fix the LIBOR portion of interest rates on outstanding balances of certain loans under the senior and securitized sections of the debt footnote table (see Note 8, Indebtedness) at 0.57% to 3.21% per annum. These swaps mature from August 31, 2022 to January 31, 2043.

As of December 31, 2021, the information related to these offsetting arrangements were as follows (in thousands):

Instrument Description	Gross Amounts of Recognized Assets / Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets / Liabilities Included in the Consolidated Balance Sheet	Notional Amount
Assets:
Derivatives designated as hedging instruments	$17,475	$(1,815)	$15,660	$421,281
Derivatives not designated as hedging instruments	9,198	—	9,198	345,258
Total derivative assets	$26,673	$(1,815)	$24,858	$766,539

Liabilities:
Derivatives designated as hedging instruments	(54,017)	1,815	(52,202)	1,110,729
Derivatives not designated as hedging instruments	(29,856)	—	(29,856)	621,884
Total derivative liabilities	$(83,873)	$1,815	$(82,058)	$1,732,613
Total	$(57,200)	$—	$(57,200)	$2,499,152
The gains on derivatives designated as cash flow hedges recognized into OCI, before tax effect, consisted of the following (in thousands):

	Three months ended June 30,
	2022	2021
Derivatives designated as cash flow hedges:
Interest rate swaps	$(47,236)	$39,239

	Six months ended June 30,
	2022	2021
Derivatives designated as cash flow hedges:
Interest rate swaps	$(110,764)	$(25,063)

The losses (gains) on derivatives financial instruments recognized into the consolidated statements of operations, before tax effect, consisted of the following (in thousands):

	Three months ended June 30,
	2022		2021
	Interest expense, net	Other expense, net	Interest expense, net	Other expense, net
Derivatives designated as cash flow hedges:
Interest rate swaps
Losses reclassified from AOCI into income	$3,486	$—	$5,311	$—
Derivatives not designated as cash flow hedges:
Interest rate swaps
Gains recognized into income	—	(54,373)	—	12,453
Total losses (gains)	$3,486	$(54,373)	$5,311	$12,453

	Six months ended June 30,
	2022		2021
	Interest expense, net	Other expense, net	Interest expense, net	Other expense, net
Derivatives designated as cash flow hedges:
Interest rate swaps
Losses reclassified from AOCI into income	$8,913	$—	$9,213	$—
Derivatives not designated as cash flow hedges:
Interest rate swaps
Gains recognized into income	—	(121,012)	—	(20,162)
Total losses (gains)	$8,913	$(121,012)	$9,213	$(20,162)
All amounts in Accumulated other comprehensive income (loss) ("AOCI") in the consolidated statements of redeemable noncontrolling interests and equity relate to derivatives, refer to the consolidated statements of comprehensive (loss) income. The net loss (gain) on derivatives includes the tax effect of $0.4 million and $9.2 million for the three months ended June 30, 2022 and 2021, respectively, and $0.9 million and $9.0 million for the six months ended June 30, 2022 and 2021, respectively.
During the next 12 months, the Company expects to reclassify $11.5 million of net gains on derivative instruments from accumulated other comprehensive income to earnings. There were 16 undesignated derivative instruments recorded by the Company as of June 30, 2022.

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
Under these financing obligation arrangements, wholly owned subsidiaries of the Company finance the cost of solar energy systems with investors for an initial term of typically 20 or 22 years, and one fund with an initial term of 7 years. The solar energy systems are subject to Customer Agreements with an initial term of typically 20 or 25 years that automatically renew on an annual basis. These solar energy systems are reported under the line item solar energy systems, net in the consolidated balance sheets. As of June 30, 2022 and December 31, 2021, the cost of the solar energy systems placed in service under the financing obligation arrangements was $703.2 million and $705.4 million, respectively. The accumulated depreciation related to these assets as of June 30, 2022 and December 31, 2021 was $155.8 million and $143.2 million, respectively.
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

Note 11. VIE Arrangements
The Company consolidated various VIEs at June 30, 2022 and December 31, 2021. The carrying amounts and classification of the VIEs’ assets and liabilities included in the consolidated balance sheets are as follows (in thousands):

	June 30, 2022	December 31, 2021
Assets
Current assets
Cash	$317,047	$377,044
Restricted cash	82,697	70,346
Accounts receivable, net	83,747	55,714
Inventories	89,096	93,604
Prepaid expenses and other current assets	4,387	1,519
Total current assets	576,974	598,227
Solar energy systems, net	8,207,342	7,605,769
Other assets	228,310	177,224
Total assets	$9,012,626	$8,381,220
Liabilities
Current liabilities
Accounts payable	$22,375	$26,042
Distributions payable to noncontrolling interests and redeemable noncontrolling interests	36,462	31,582
Accrued expenses and other liabilities	28,715	31,036
Deferred revenue, current portion	44,364	45,956
Deferred grants, current portion	—	997
Non-recourse debt, current portion	33,834	41,284
Total current liabilities	165,750	176,897
Deferred revenue, net of current portion	511,999	484,429
Deferred grants, net of current portion	—	24,637
Non-recourse debt, net of current portion	1,419,073	1,441,324
Other liabilities	13,877	25,205
Total liabilities	$2,110,699	$2,152,492
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

Note 13. Stock-Based Compensation
Stock Options
The following table summarizes the activity for all stock options under all of the Company’s equity incentive plans for the six months ended June 30, 2022 (shares and aggregate intrinsic value in thousands):

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2021	6,257	$13.60	6.19	$140,326
Granted	884	27.78
Exercised	(547)	9.14
Canceled	(222)	29.35
Outstanding at June 30, 2022	6,372	$15.40	6.17	$71,562

Options vested and exercisable at June 30, 2022	4,378	$9.86	4.94	$64,507
Restricted Stock Units
The following table summarizes the activity for all restricted stock units (“RSUs”) under all of the Company’s equity incentive plans for the six months ended June 30, 2022 (shares in thousands):

	Number of Awards	Weighted Average Grant Date Fair Value
Unvested balance at December 31, 2021	4,485	$42.73
Granted	3,696	26.18
Issued	(2,117)	40.59
Canceled / forfeited	(715)	39.04
Unvested balance at June 30, 2022	5,349	$32.32
Warrants for Strategic Partners
The Company has issued warrants for up to 846,943 shares of its common stock to certain strategic partners (calculated using the respective quarter of grant's closing stock price). The exercise price of each warrant is $0.01 per share, and 309,226 warrants were exercised during the six months ended June 30, 2022. There were no warrants exercised during the six months ended June 30, 2021. The Company recognized stock-based compensation expense of $1.1 million and $1.0 million during the three months ended June 30, 2022 and 2021, respectively, and $2.1 million and $2.0 million during the six months ended June 30, 2022 and 2021, respectively, under performance and time-based warrants.
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

Stock-Based Compensation Expense
The Company recognized stock-based compensation expense, including ESPP expenses, in the consolidated statements of operations as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Cost of customer agreements and incentives	$2,169	$1,992	$5,356	$4,224
Cost of solar energy systems and product sales	1,682	1,045	5,014	2,349
Sales and marketing	13,490	23,227	37,624	50,333
Research and development	743	803	1,696	1,479
General and administration	8,569	16,396	16,182	63,107
Total	$26,653	$43,463	$65,872	$121,492
During the three and six months ended June 30, 2022, stock-based compensation expense capitalized to solar energy systems, net in the Company’s consolidated balance sheet was $2.5 million and $7.4 million, respectively.

Note 14. Income Taxes

The income tax benefit rate for the three months ended June 30, 2022 and 2021 was (1.6)% and 6.5%, respectively, and for the six months ended June 30, 2022 and 2021 was 0.0% and 6.5%, respectively. The differences between the actual consolidated effective income tax rate and the U.S. federal statutory rate were primarily attributable to the allocation of losses on noncontrolling interests and an increase in income tax expense related to the valuation allowance.
The Company sells solar energy systems to investment Funds. As the investment Funds are consolidated by the Company, the gain on the sale of the assets has been eliminated in the consolidated financial statements, however gains on sale are recognized for tax purposes.

Note 15. Commitments and Contingencies
Letters of Credit
As of June 30, 2022 and December 31, 2021, the Company had $21.8 million and $23.2 million, respectively, of unused letters of credit outstanding, which each carry fees of 2.13% - 3.25% per annum and 1.25% - 3.25% per annum, respectively.
Guarantees
Certain tax equity funds and debt facilities require the Company to maintain an aggregate amount of $35.0 million of unencumbered cash and cash equivalents at the end of each month.

Purchase Commitment
The Company entered into purchase commitments, which have the ability to be canceled without significant penalties, with multiple suppliers to purchase $475.8 million of photovoltaic modules, inverters and batteries by the end of 2023.

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

At each balance sheet date, the Company assesses and recognizes, when applicable, the potential exposure from this obligation based on all the information available at that time, including any audits undertaken by the IRS. One of the Company's investment funds is being audited by the IRS in an audit involving a review of the fair market value determination of the Company's solar energy systems in the investment fund, which is covered by the Company's 2018 insurance policy. The Company is unable to determine if this audit will result in an adverse final determination at this time.

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

In October 2019, two stockholders filed separate putative class actions in the U.S. District Court for the Eastern District of New York (Crumrine v. Vivint Solar, Inc. and Li v. Vivint Solar, Inc.) purportedly on behalf of themselves and all others similarly situated. The lawsuits purported to allege violations of Federal Securities Laws. In March 2020, the court consolidated the two actions and appointed lead plaintiffs and lead counsel to represent the alleged putative class. Subsequently, in December 2020, the Eastern District of New York transferred the actions to the District of Utah, where they were pending. Vivint Solar disputes the allegations in the complaint. While Vivint Solar believes that the claims against it were without merit, in view of the cost and risk of continuing to defend the action, Vivint Solar mediated the action with plaintiffs on May 19, 2021, and reached an agreement to resolve the action on a class-wide basis for $1.25 million. A portion of the $1.25 million was covered by insurance proceeds, and the Company accrued approximately $750,000 as of June 30, 2021. As of December 31, 2021, the accrual was adjusted to $550,000, because of the portion of the $1.25 million settlement that would be covered by insurance proceeds. On November 30, 2021, the court granted preliminary approval of the class action settlement. The Company deposited its portion of the settlement proceeds into an escrow account managed by the class action claims administrator on January 27, 2022. On May 9, 2022, the court granted final approval of the settlement and entered a Final Order and Judgment, thereby ending the matter.

In December 2019, ten customers who signed residential power purchase agreements named Vivint Solar in a putative class action lawsuit captioned Dekker v. Vivint Solar, Inc. (N.D. Cal.), alleging that the agreements contain unlawful termination fee provisions. The Company disputes the allegations in the complaint. On January 17, 2020, the Company moved to compel arbitration with respect to nine of the ten plaintiffs whose contracts included arbitration provisions. The court issued an order compelling eight plaintiffs to pursue their claims in arbitration but subsequently rescinded the order as to certain plaintiffs. The Court of Appeals for the Ninth Circuit has since reversed the court’s order rescinding its order compelling certain plaintiffs to arbitrate. At this time, one plaintiff's claims remain pending before the court as a class action, and other plaintiffs’ claims are in arbitration or have otherwise been resolved on an individual basis. In the class action that remains pending before the court, the plaintiff filed a motion for class certification, and on March 18, 2022, the court certified a class of customers (approximately 1,000) who are subject to the 2012 version of the Vivint Solar Power Purchase Agreement. While Vivint Solar believes that the claims against it are without merit, in view of the cost and risk of continuing to defend the action, Vivint Solar mediated the action on June 2, 2022 and July 19, 2022, and reached an agreement in principle to resolve the action on a class-wide basis. On July 20, 2022, the parties executed a term sheet to modify the termination fee provisions in the 2012 version of the Vivint Solar Power Purchase Agreement. The term sheet does not call for any cash payment by Vivint Solar to the class members. Attorneys’ fees or costs for class counsel and any incentive payment for the lead plaintiff will be determined via a motion to the court, and Vivint Solar reserves the right to oppose any such motion. The parties are working to prepare a long form settlement agreement and settlement documents for presentation to the court. The Company is unable to estimate a range of loss if any with regard to attorneys’ fees or costs for class counsel or any incentive payment for the lead plaintiff.

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

Note 16. Earnings Per Share
The computation of the Company’s basic and diluted net loss per share is as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Numerator:
Net loss attributable to common stockholders	$(12,426)	$(41,244)	$(100,204)	$(65,033)
Denominator:
Basic shares:
Weighted average shares used to compute net loss per share attributable to common stockholders	211,128	204,378	210,474	203,475
Diluted shares:
Weighted average shares used to compute net loss per share attributable to common stockholders	211,128	204,378	210,474	203,475
Net loss per share attributable to common stockholders
Basic	$(0.06)	$(0.20)	$(0.48)	$(0.32)
Diluted	$(0.06)	$(0.20)	$(0.48)	$(0.32)

The following shares were excluded from the computation of diluted net loss per share as the impact of including those shares would be anti-dilutive (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Outstanding stock options	1,796	770	1,711	664
Unvested restricted stock units	4,499	2,306	4,136	1,325
Capped Calls for Senior Convertible Notes	3,392	3,392	3,392	2,865
Total	9,687	6,468	9,239	4,854

Note 17. Related Party Transactions

Advances Receivable—Related Party

Net amounts due from direct-sales professionals were $18.3 million and $11.2 million as of June 30, 2022 and December 31, 2021, respectively. The Company provided a reserve of $1.5 million and $1.4 million as of June 30, 2022 and December 31, 2021, respectively, related to advances to direct-sales professionals who have terminated their employment agreement with the Company.

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

Our core solar service offerings are provided through our lease and power purchase agreements, which we refer to as our “Customer Agreements” and which provide customers with simple, predictable pricing for solar energy that is insulated from rising retail electricity prices. While customers have the option to purchase a solar energy system outright from us, most of our customers choose to buy solar as a service from us through our Customer Agreements without the significant upfront investment of purchasing a solar energy system. With our solar service offerings, we install solar energy systems on our customers’ homes and provide them with the solar power produced by those systems for typically a 20- or 25-year initial term. In addition, we monitor, maintain and insure the system during the term of the contract. In exchange, we receive predictable cash flows from high credit quality customers and qualify for tax and other benefits. We finance portions of these tax benefits and cash flows through tax equity, non-recourse debt and project equity structures in order to fund our upfront costs, overhead and growth investments. We develop valuable customer relationships that can extend beyond this initial contract term and provide us an opportunity to offer additional services in the future, such as our home battery storage service. Since our founding, we have continued to invest in a platform of services and tools to enable large scale operations for us and our partner network, and these partners include solar integrators, sales partners, installation partners and other strategic partners. The platform includes processes and software, as well as fulfillment and acquisition of marketing leads. We believe our platform empowers new market entrants and smaller industry participants to profitably serve our large and underpenetrated market without making the significant investments in technology and infrastructure required to compete effectively against established industry players. Our platform provides the support for our multi-channel model, which drives broad customer reach and capital-efficient growth.

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
We have experienced substantial growth in our business and operations since our inception in 2007, as well as through our acquisition of Vivint Solar in 2020. As of June 30, 2022, we operated the largest fleet of residential solar energy systems in the United States. We have a Networked Solar Energy Capacity of 5,136 megawatts as of June 30, 2022, which represents the aggregate megawatt production capacity of our solar energy systems that have been recognized as deployments, from our inception through the measurement date. Gross Earning Assets as of June 30, 2022 were approximately $10.8 billion. Please see the section entitled “Key Operating Metrics” for more details on how we calculate Networked Solar Energy Capacity and Gross Earning Assets.
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
As of June 30, 2022, we had 63 active investment funds, which are described below. We have established different types of investment funds to implement our asset monetization strategy. Depending on the nature of the investment fund, cash may be contributed to the investment fund by the investor upfront or in stages based on milestones associated with the design, construction or interconnection status of the solar energy systems. The cash contributed by the fund investor is used by the investment fund to purchase solar energy systems. The investment funds either own or enter into a master lease with a Sunrun subsidiary for the solar energy systems, Customer Agreements and associated incentives. We receive on-going cash distributions from the investment funds representing a portion of the monthly customer payments received. We use the upfront cash, as well as on-going distributions to cover our costs associated with designing, purchasing and installing the solar energy systems. In addition, we also use debt, equity and other financing strategies to fund our operations. The allocation of the economic benefits between us and the fund investor and the corresponding accounting treatment varies depending on the structure of the investment fund.
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
The table below provides an overview of our current investment funds (dollars in millions):

Consolidated Joint Ventures
	Pass-Through Financing Obligations	Partnership Flip	JV Inverted Lease
Consolidation	Owner entity consolidated, tenant entity not consolidated	Single entity, consolidated	Owner and tenant entities consolidated
Balance sheet classification	Pass-through financing obligation	Redeemable noncontrolling interests and noncontrolling interests	Redeemable noncontrolling interests and noncontrolling interests
Revenue from Commercial ITCs	Recognized on the permission to operate ("PTO") date	None	None
Method of calculating investor interest	Effective interest rate method	Greater of HLBV or redemption value; or pro rata	Greater of HLBV or redemption value; or pro rata
Liability balance as of June 30, 2022	$316.3	N/A	N/A
Noncontrolling interest balance (redeemable or otherwise) as of June 30, 2022	N/A	$1,459.2	$6.7

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

	As of June 30,
	2022	2021
Networked Solar Energy Capacity (megawatts)	5,136	4,238
Customers	724,177	599,743

	As of June 30,
	2022	2021

	(in thousands)
Gross Earning Assets Contracted Period	$7,527,262	$5,797,376
Gross Earning Assets Renewal Period	3,235,968	2,815,292
Gross Earning Assets	$10,763,230	$8,612,668

The tables below provide a range of Gross Earning Asset amounts if different default, discount and purchase and renewal assumptions were used.
Gross Earning Assets Contracted Period:

	As of June 30, 2022
	Discount rate
Default rate	3%	4%	5%	6%	7%

	(in thousands)
5%	$8,744,003	$7,978,742	$7,313,285	$6,732,174	$6,222,628
0%	$9,014,030	$8,218,598	$7,527,262	$6,923,861	$6,395,042
Gross Earning Assets Renewal Period:

	As of June 30, 2022
	Discount rate
Purchase or Renewal rate	3%	4%	5%	6%	7%

	(in thousands)
80%	$4,189,289	$3,424,435	$2,810,093	$2,314,778	$1,913,946
90%	$4,822,730	$3,942,833	$3,235,968	$2,665,957	$2,204,594
100%	$5,456,169	$4,461,229	$3,661,842	$3,017,135	$2,495,241

Total Gross Earning Assets:

	As of June 30, 2022
	Discount rate
Purchase or Renewal rate	3%	4%	5%	6%	7%

	(in thousands)
80%	$13,203,319	$11,643,033	$10,337,354	$9,238,639	$8,308,988
90%	$13,836,760	$12,161,431	$10,763,230	$9,589,818	$8,599,636
100%	$14,470,199	$12,679,828	$11,189,104	$9,940,996	$8,890,283

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
Consideration from customers is considered variable due to the performance guarantee under Customer Agreements and liquidated damage provisions under SREC contracts in the event minimum deliveries are not achieved. Customer Agreements with a performance guarantee provide a credit to the customer if the system's cumulative production, as measured on various PTO anniversary dates, is below our guarantee of a specified minimum. Revenue is recognized to the extent it is probable that a significant reversal of such revenue will not occur. If our estimate of the future production shortfall amount for Customer Agreements with a performance guarantee was 10% higher, the additional reduction to revenue in the six months ended June 30, 2022 would have been less than $2.1 million. Our estimated production shortfall reduced revenue during the six months ended June 30, 2022 by less than $4.8 million more than the prior year's period. We have historically estimated an immaterial amount of liquidated damages pursuant to SREC contracts, and actual damages have not been materially different from estimates, nor material in amount during the six months ended June 30, 2022 and 2021.
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
In performing the assessment, we performed a qualitative assessment and determined there were no indicators of impairment. To corroborate this conclusion, we compared the carrying value of our one reporting unit to our market capitalization and concluded that there was no goodwill impairment during the six months ended June 30, 2022 and 2021.

Impairment of Long-Lived Assets
The carrying amounts of our long-lived assets, including solar energy systems and definite-lived intangible assets, are periodically reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable or that the useful life is shorter than originally estimated. Factors that we consider in deciding when to perform an impairment review would include significant negative industry or economic trends, and significant changes or planned changes in our use of the assets. Recoverability of these assets is measured by comparison of the carrying amount of each asset group to the future undiscounted cash flows the asset is expected to generate over its remaining life. If the asset is considered to be impaired, the amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset. If the useful life is shorter than originally estimated, we amortize the remaining carrying value over the new shorter useful life. During the six months ended June 30, 2022 and 2021, there were no indicators of impairment and therefore no cash flow analysis was performed.
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
The calculation of HLBV does not require estimates since each HLBV calculation is based upon the liquidation provisions of each fund’s contractual agreement. The calculation of the redeemable noncontrolling interest balance involves estimates such as a discount rate used in net present value calculations, and customer default rates. If the assumptions used for each of these were 10% higher, the impact to the aggregate redeemable noncontrolling interest balance as of June 30, 2022 would be a reduction of $14.2 million.

Results of Operations
The results of operations presented below should be reviewed in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

	(in thousands, except per share data)
Revenue:
Customer agreements and incentives	$259,886	$219,474	$469,578	$394,070
Solar energy systems and product sales	324,694	181,692	610,786	341,890
Total revenue	584,580	401,166	1,080,364	735,960
Operating expenses:
Cost of customer agreements and incentives	202,554	177,339	404,339	337,616
Cost of solar energy systems and product sales	292,479	151,588	542,323	285,670
Sales and marketing	187,428	144,599	362,354	270,712
Research and development	6,139	5,150	12,396	11,022
General and administrative	49,946	62,916	93,027	148,546
Amortization of intangible assets	1,341	1,343	2,682	2,688
Total operating expenses	739,887	542,935	1,417,121	1,056,254
Loss from operations	(155,307)	(141,769)	(336,757)	(320,294)
Interest expense, net	(103,045)	(74,999)	(195,299)	(149,269)
Other income (expense), net	51,873	(11,553)	165,831	22,794
Loss before income taxes	(206,479)	(228,321)	(366,225)	(446,769)
Income tax expense (benefit)	3,277	(14,912)	—	(29,038)
Net loss	(209,756)	(213,409)	(366,225)	(417,731)
Net loss attributable to noncontrolling interests and redeemable noncontrolling interests	(197,330)	(172,165)	(266,021)	(352,698)
Net loss attributable to common stockholders	$(12,426)	$(41,244)	$(100,204)	$(65,033)
Net loss per share attributable to common stockholders
Basic	$(0.06)	$(0.20)	$(0.48)	$(0.32)
Diluted	$(0.06)	$(0.20)	$(0.48)	$(0.32)
Weighted average shares used to compute loss per share attributable to common stockholders
Basic	211,128	204,378	210,474	203,475
Diluted	211,128	204,378	210,474	203,475

Comparison of the Three Months Ended June 30, 2022 and 2021
Revenue

	Three Months Ended June 30,		Change
	2022	2021	$	%

	(in thousands)
Customer agreements	$232,003	$196,935	$35,068	18%
Incentives	27,883	22,539	5,344	24%
Customer agreements and incentives	259,886	219,474	40,412	18%

Solar energy systems	209,314	90,422	118,892	131%
Products	115,380	91,270	24,110	26%
Solar energy systems and product sales	324,694	181,692	143,002	79%
Total revenue	$584,580	$401,166	$183,414	46%
Customer Agreements and Incentives. The $35.1 million increase in revenue from Customer Agreements was primarily due to new systems placed in service in the period from July 1, 2021 through June 30, 2022, plus a full quarter of revenue recognized in the second quarter of 2022 for systems placed in service in the second quarter of 2021 versus only a partial amount of such revenue related to the period in which the assets were in service in 2021. Revenue from incentives consists primarily of sales of SRECs. The $5.3 million increase in revenue from incentives relates to the timing and volume of sales which are responsive to market conditions.
Solar Energy Systems and Product Sales. Revenue from solar energy systems sales increased by $118.9 million compared to the prior year due to overall increased demand for solar energy systems in the marketplace, particularly through retail partners. Additionally, the average price of system sales increased 19% from the prior year period. Product sales increased by $24.1 million, primarily due to overall increased demand for solar energy related products and services in the marketplace.
Operating Expenses

	Three Months Ended June 30,		Change
	2022	2021	$	%

	(in thousands)
Cost of customer agreements and incentives	$202,554	$177,339	$25,215	14%
Cost of solar energy systems and product sales	292,479	151,588	140,891	93%
Sales and marketing	187,428	144,599	42,829	30%
Research and development	6,139	5,150	989	19%
General and administrative	49,946	62,916	(12,970)	(21)%
Amortization of intangible assets	1,341	1,343	(2)	—%
Total operating expenses	$739,887	$542,935	$196,952	36%
Cost of Customer Agreements and Incentives. The $25.2 million increase in Cost of customer agreements and incentives was primarily due to the new systems placed in service in the period from July 1, 2021 through June 30, 2022, plus a full quarter of costs recognized in the second quarter of 2022 for systems placed in service in the second quarter of 2021 versus only a partial amount of such expenses related to the period in which the assets were in service in 2021.
The cost of Customer Agreements and incentives decreased to 78% of revenue from customer agreements and incentives during the three months ended June 30, 2022, from 81% during the three months ended June 30, 2021. For the three months ended June 30, 2022, the cost of Customer Agreement and incentives includes $4.2 million related to upgrading some of our fleet, as necessary, to enable the transition from 3G to 4G technology.

Cost of Solar Energy Systems and Product Sales. The $140.9 million increase in Cost of solar energy systems and product sales was due to the corresponding net increase in the solar energy systems and product sales discussed above.
The cost of solar energy systems and product sales increased to 90% of revenue from solar energy systems and product sales during the three months ended June 30, 2022, from 83% during the three months ended June 30, 2021.
Sales and Marketing Expense. The $42.8 million increase in Sales and marketing expense was primarily attributable increases in headcount driving higher employee compensation and costs to acquire customers through our sales lead generating partners. Additionally, there was an increase of $0.7 million in severance related costs incurred during the three months ended June 30, 2022. Included in sales and marketing expense is $9.1 million and $5.4 million of amortization of costs to obtain Customer Agreements for the three months ended June 30, 2022 and 2021, respectively.
Research and Development Expense. The $1.0 million increase in Research and development expense was primarily attributable to an increase headcount driving higher employee compensation costs.
General and Administrative Expense. The $13.0 million decrease in General and administrative expenses was primarily attributable to decreases related to $2.2 million of consulting costs and $10.4 million in severance related integration costs, when compared to the three months ended June 30, 2021.
Non-Operating Expenses

	Three Months Ended June 30,		Change
	2022	2021	$	%

	(in thousands)
Interest expense, net	$(103,045)	$(74,999)	$(28,046)	37%
Other income (expenses), net	$51,873	$(11,553)	$63,426	(549)%

Interest Expense, net. The increase in Interest expense, net of $28.0 million is primarily related to additional non-recourse debt entered into subsequent to June 30, 2021. Included in net interest expense is $7.0 million and $6.5 million of non-cash interest recognized under Customer Agreements that have a significant financing component for the three months ended June 30, 2022 and 2021, respectively.

Other Income (Expenses), net. The increase in other income (expenses), net of $63.4 million relates primarily to gains on derivatives recognized in the three months ended June 30, 2022, with no such comparable activity in the three months ended June 30, 2021.
Income Tax Expense (Benefit)

	Three Months Ended June 30,		Change
	2022	2021	$	%

	(in thousands)
Income tax expense (benefit)	$3,277	$(14,912)	$18,189	(122)%

The decrease in income tax benefit of $18.2 million is primarily attributable to an increase in tax expense related to the valuation allowance.

Net Loss Attributable to Noncontrolling Interests and Redeemable Noncontrolling Interests

	Three Months Ended June 30,		Change
	2022	2021	$	%

	(in thousands)
Net loss attributable to noncontrolling interests and redeemable noncontrolling interests	$(197,330)	$(172,165)	$(25,165)	15%

Net loss attributable to noncontrolling interests and redeemable noncontrolling interests was primarily the result of an addition of six other new investment funds since June 30, 2021, for which the HLBV method is used in determining the amount of net loss attributable to noncontrolling interests. Redeemable noncontrolling interests generally allocates more loss to the noncontrolling interest in the first several years after fund formation.

Comparison of the Six Months Ended June 30, 2022 and 2021
Revenue

	Six Months Ended June 30,		Change
	2022	2021	$	%

	(in thousands)
Customer agreements	$422,505	$354,765	$67,740	19%
Incentives	47,073	39,305	7,768	20%
Customer agreements and incentives	469,578	394,070	75,508	19%

Solar energy systems	409,313	179,472	229,841	128%
Products	201,473	162,418	39,055	24%
Solar energy systems and product sales	610,786	341,890	268,896	79%
Total revenue	$1,080,364	$735,960	$344,404	47%
Customer Agreements and Incentives. The $67.7 million increase in revenue from Customer Agreements was primarily due to new systems placed in service in the period from July 1, 2021 through June 30, 2022, plus a full six months of revenue recognized in 2022 for systems placed in service in the first six months of 2021 versus only a partial amount of such revenue related to the period in which the assets were in service in 2021. Revenue from incentives consists primarily of sales of SRECs. The $7.8 million increase relates to the timing and volume of sales which are responsive to market conditions.
Solar Energy Systems and Product Sales. Revenue from solar energy systems sales increased by $229.8 million compared to the prior year due to overall increased demand for solar energy systems in the marketplace, particularly through retail partners. Additionally, the average price of system sales increased 17% from the prior year period. Product sales increased by $39.1 million, primarily due to overall increased demand for solar energy related products and services in the marketplace.

Operating Expenses

	Six Months Ended June 30,		Change
	2022	2021	$	%

	(in thousands)
Cost of customer agreements and incentives	$404,339	$337,616	$66,723	20%
Cost of solar energy systems and product sales	542,323	285,670	256,653	90%
Sales and marketing	362,354	270,712	91,642	34%
Research and development	12,396	11,022	1,374	12%
General and administrative	93,027	148,546	(55,519)	(37)%
Amortization of intangible assets	2,682	2,688	(6)	—%
Total operating expenses	$1,417,121	$1,056,254	$360,867	34%
Cost of Customer Agreements and Incentives. The $66.7 million increase in Cost of customer agreements and incentives was primarily due to the new systems placed in service in the period from July 1, 2021 through June 30, 2022, plus a full six months of costs recognized in 2022 for systems placed in service in the six months of 2021 versus only a partial amount of such expenses related to the period in which the assets were in service in 2021.
The cost of Customer Agreements and incentives remained consistent with the prior year's period at 86% of revenue from customer agreements and incentives during the six months ended June 30, 2022. For the six months ended June 30, 2022, the cost of Customer Agreement and incentives includes $10.6 million related to upgrading some of our fleet, as necessary, to enable the transition from 3G to 4G technology.
Cost of Solar Energy Systems and Product Sales. The $256.7 million increase in Cost of solar energy systems and product sales was due to the corresponding net increase in the solar energy systems and product sales discussed above.
Sales and Marketing Expense. The $91.6 million increase in Sales and marketing expense was primarily attributable increases in headcount driving higher employee compensation and costs to acquire customers through our sales lead generating partners. Additionally, there was an increase of $3.7 million in severance related costs incurred during the six months ended June 30, 2022. Included in sales and marketing expense is $17.2 million and $9.6 million of amortization of costs to obtain Customer Agreements for the six months ended June 30, 2022 and 2021, respectively.
Research and Development Expense. The $1.4 million increase in Research and development expense was primarily attributable to an increase in headcount driving higher employee compensation costs.
General and Administrative Expense. The $55.5 million decrease in General and administrative expenses was primarily attributable to a decrease in stock-based compensation expense. This decrease in stock-based compensation was primarily attributable to $36.4 million of expense for Vivint Solar recognized during the six months ended June 30, 2021, which was based on the fair value at the time of the acquisition and the underlying awards have since fully vested. Additionally, there were decreases related to consulting costs and $11.7 million in severance related integration costs, when compared to the six months ended June 30, 2021.
Non-Operating Expenses

	Six Months Ended June 30,		Change
	2022	2021	$	%

	(in thousands)
Interest expense, net	$(195,299)	$(149,269)	$(46,030)	31%
Other income, net	$165,831	$22,794	$143,037	628%

Interest Expense, net. The increase in Interest expense, net of $46.0 million is primarily related to additional non-recourse debt entered into subsequent to June 30, 2021. Included in net interest expense is $13.9 million and $12.9 million of non-cash interest recognized under Customer Agreements that have a significant financing component for the six months ended June 30, 2022 and 2021, respectively.

Other Income, net. The increase in other income of $143.0 million relates primarily to a $47.3 million gain on an equity investment, as well as gains on derivatives recognized in the six months ended June 30, 2022, with no such comparable activity in the six months ended June 30, 2021.
Income Tax Benefit

	Six Months Ended June 30,		Change
	2022	2021	$	%

	(in thousands)
Income tax benefit	$—	$(29,038)	$29,038	(100)%

The decrease in income tax benefit of $29.0 million is primarily attributable to an increase in tax expense related to the valuation allowance.
Net Loss Attributable to Noncontrolling Interests and Redeemable Noncontrolling Interests

	Six Months Ended June 30,		Change
	2022	2021	$	%

	(in thousands)
Net loss attributable to noncontrolling interests and redeemable noncontrolling interests	$(266,021)	$(352,698)	$86,677	(25)%

Net loss attributable to noncontrolling interests and redeemable noncontrolling interests was primarily the result of an addition of six other new investment funds since June 30, 2021, for which the HLBV method is used in determining the amount of net loss attributable to noncontrolling interests. Redeemable noncontrolling interests generally allocates more loss to the noncontrolling interest in the first several years after fund formation.

Liquidity and Capital Resources

As of June 30, 2022, we had cash of $522.5 million, which consisted of cash held in checking and savings accounts with financial institutions. We finance our operations mainly through a variety of financing fund arrangements that we have formed with fund investors, cash generated from our sources of revenue and borrowings from secured credit facilities arrangements with syndicates of banks and from secured, long-term non-recourse loan arrangements. In 2021, we received $1.8 billion of new commitments on secured credit facilities arrangements with syndicates of banks and $888.7 million of commitments from secured, long-term non-recourse loan arrangements. Our principal uses of cash are funding our business, including the costs of acquisition and installation of solar energy systems, satisfaction of our obligations under our debt instruments and other working capital requirements. As of June 30, 2022, we had outstanding borrowings of $551.0 million on our $600.0 million corporate bank line of credit maturing in January 2025. Additionally, we have purchase commitments, which have the ability to be canceled without significant penalties, with multiple suppliers to purchase $475.8 million of photovoltaic modules, inverters and batteries by the end of 2022. In January 2021, we issued $400.0 million of convertible senior notes with a maturity date of February 1, 2026, for net proceeds of approximately $389.0 million. Our business model requires substantial outside financing arrangements to grow the business and facilitate the deployment of additional solar energy systems. The solar energy systems that are operational are expected to generate a positive return rate over the term of the Customer Agreement, typically 20 or 25 years. However, in order to grow, we will continue to be dependent on financing from outside parties. If financing is not available to us on acceptable terms if and when needed, we may be required to reduce planned spending, which could have a material adverse effect on our operations. While there can be no assurances, we anticipate raising additional required capital from new and existing investors. We believe our cash, investment fund commitments and available borrowings as further described below will be sufficient to meet our anticipated cash needs for at least the next 12 months. We believe we will meet longer-term expected future cash requirements and obligations through a combination of cash flows from operating activities, available cash balances, and available credit via our credit facilities. The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
	2022	2021

	(in thousands)
Consolidated cash flow data:
Net cash used in operating activities	$(454,261)	$(355,764)
Net cash used in investing activities	(1,020,298)	(757,051)
Net cash provided by financing activities	1,487,256	1,262,210
Net change in cash and restricted cash	$12,697	$149,395
Operating Activities
During the six months ended June 30, 2022, we used $454.3 million in net cash from operating activities. The driver of our operating cash outflow consists of the cost of our revenue, as well as sales, marketing and general and administrative costs. During the six months ended June 30, 2022, our operating cash outflows were $214.0 million from our net loss excluding non-cash and non-operating items. Changes in working capital resulted in a net cash outflow of $240.3 million.

During the six months ended June 30, 2021, we used $355.8 million in net cash from operating activities. The driver of our operating cash inflow consists of the costs of our revenue, as well as sales, marketing and general and administrative costs. During the six months ended June 30, 2021, our operating cash outflows were $147.6 million from our net loss excluding non-cash and non-operating items. Changes in working capital resulted in a net cash inflow of $208.2 million.
Investing Activities
During the six months ended June 30, 2022, we used $1,020.3 million in cash in investing activities. The majority was used to design, acquire and install solar energy systems and components under our long-term Customer Agreements. Included within cash used in investing activities during the six months ended June 30, 2022, was a $75.0 million contribution we made as an additional investment in our home electrification venture with SK E&S Co., Ltd.
During the six months ended June 30, 2021, we used $757.1 million in cash in investing activities. The majority was used to design, acquire and install solar energy systems and components under our long-term Customer Agreements.
Financing Activities
During the six months ended June 30, 2022, we generated $1,487.3 million from financing activities. This was primarily driven by $435.7 million in net proceeds from fund investors, $1,070.7 million in net proceeds from debt and $17.8 million in net proceeds from stock-based awards activity, offset by $30.2 million in acquisition of noncontrollling interests and $6.8 million in repayments under finance lease obligations.
During the six months ended June 30, 2021, we generated $1,262.2 million from financing activities. This was primarily driven by $491.6 million in net proceeds from fund investors, $762.0 million in net proceeds from debt and $19.0 million in net proceeds from stock-based awards activity, offset by $4.2 million in acquisition of noncontrollling interests and $6.1 million in repayments under finance lease obligations.

Debt and Investing Fund Commitments
As of June 30, 2022, we had committed and available capital of approximately $682.9 million that may only be used to purchase and install solar energy systems. We intend to establish new investment funds in the future, and we may also use debt, equity or other financing strategies to finance our business. For a discussion of the terms and conditions of debt instruments and changes thereof in the period, refer to Note 8, Indebtedness, to our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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
In connection with that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective and designed to provide reasonable assurance that the information required to be disclosed is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms as of June 30, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15I and 15d-15I under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
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

In early June 2022, the Biden administration issued an order that paused the collection of any new anti-dumping or countervailing duty of certain solar cells and modules exported from the Kingdom of Cambodia, Malaysia, the Kingdom of Thailand, and the Socialist Republic of Vietnam, solar tariffs for two years. The White House initiated this bridge action while the Department of Commerce continues to investigate the Auxin tariff petition. Regardless of any potential outcome from the Auxin investigation, there will be no new solar tariffs for 24 months. The Administration also invoked the Defense Production Act as a means to accelerate American manufacturing in the solar supply chain.

In addition, the withhold release order issued by the U.S. Customs and Border Protection (CBP) on June 24, 2021 applicable to certain silica-based products manufactured in the Xinjiang Uyghur Autonomous Region of China, and any other allegations regarding forced labor in China and U.S. trade regulations to prohibit the importation of any goods derived from forced labor, could also disrupt our business operations and supply chain. In particular, the Uyghur Forced Labor Prevention Act that President Biden signed into law on December 23, 2021 could affect our supply chain and operations. Intensive examinations, withhold release orders, and related governmental procedures have resulted in supply chain and operational delays throughout the industry, and we have implemented policies and procedures to maintain compliance and minimize delays. These and other similar trade restrictions that may be imposed in the future could cause delivery and installation delays, and restrict the global supply of polysilicon and solar products. This could result in near-term demand for available solar energy systems despite higher costs, as well as increased costs of polysilicon and the overall cost of solar energy systems, potentially reducing overall demand for our products and services.

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

Indebtedness under certain of our Senior and Subordinated Debt Facilities bear interest at variable interest rates based on LIBOR, while our credit facility and certain other Senior and Subordinated Debt Facilities accrue interest at variable interest rates based on the Secured Overnight Financing Rate (or other benchmark rates based thereof, collectively, “SOFR”). The potential replacement of LIBOR with SOFR or an alternative reference rate in the applicable debt facilities where interest is based on LIBOR may adversely affect interest rates charged with respect to such facilities and may otherwise affect our financial condition and results of operations. Our debt facilities accruing interest based on SOFR may suffer from potential volatility and uncertainty around SOFR as a LIBOR replacement rate which could adversely affect our financial condition and results of operations.

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

As of June 30, 2022, a substantial majority of states have adopted net metering policies. Net metering policies allow homeowners to serve their own energy load using on-site generation while avoiding the full retail volumetric charge for electricity. Electricity that is generated by a solar energy system and consumed on-site avoids a retail energy purchase from the applicable utility, and excess electricity that is exported back to the electric grid generates a retail credit within a homeowner’s monthly billing period. At the end of the monthly billing period, if the homeowner has generated excess electricity within that month, the homeowner typically carries forward a credit for any excess electricity to be offset against future utility energy purchases. At the end of an annual billing period or calendar year, utilities either continue to carry forward a credit, or reconcile the homeowner’s final annual or calendar year bill using different rates (including zero credit) for the exported electricity.

Utilities, their trade associations, and fossil fuel interests in the country are currently challenging net metering policies, and seeking to eliminate them, cap them, reduce the value of the credit provided to homeowners for excess generation, or impose charges on homeowners that have net metering.

In early 2016, we initially ceased new installations in Nevada in response to the elimination of net metering by the Public Utilities Commission of Nevada (“PUCN”). However, in June 2017, Nevada enacted legislation, AB 405, to restore net metering at a reduced credit and guarantee new customers the net metering rate in effect at the time they applied for interconnection for 20 years. In December 2016, the Arizona Corporation Commission (“ACC”) issued a decision to eliminate retail net metering for new solar customers and replace it with a net-feed in tariff (a fixed export rate). In 2019 Connecticut extended retail net metering through 2021, succeeded by a net metering-equivalent value. In December 2020, the Utah PSC established a new compensation rate at roughly 45% below the average retail rate as the outcome of a case to quantify the value of power exported from behind-the-meter solar energy systems.

Some states set limits on the total percentage of a utility’s customers that can adopt net metering or set a timeline to evaluate net metering successor tariffs. For example, South Carolina passed legislation in 2019 that required review of net metering after two years. In 2021, the South Carolina Public Service Commission approved a portion of Duke Energy’s proposal that maintains the net metering framework with time-of-use rates and rejected a proposal from Dominion Energy to eliminate net metering altogether. In 2021 legislation, Illinois changed its net metering threshold from a percentage of customers to full retail net metering offered to a date certain (December 31, 2024) with a directed successor tariff that includes values to the distribution grid. New Jersey currently has no net metering cap; however, it has a threshold that triggers commission review of its net metering policy. These policies could be subject to change in the future, and other states we serve now or in the future may adopt net metering caps. If the net metering caps in these jurisdictions are reached without an extension of net metering policies, homeowners in those jurisdictions will not have access to the economic value proposition net metering provides. Our ability to sell our solar service offerings may be adversely impacted by the failure to extend existing limits to net metering or the elimination of currently existing net metering policies. The failure to adopt a net metering policy where it currently is not in place would pose a barrier to entry in those states. Most recently, on April 26, 2022, Florida Governor DeSantis vetoed legislation that would have established a threshold date and percentage trigger when retail net metering would have faced declines in the immediate export rate.

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

The California Public Utilities Commission (“CPUC”) is revisiting its net metering policy in a proceeding that began in the third quarter of 2020. The California investor-owned utilities, along with other parties, are seeking to significantly reduce the level of compensation for customer-owned generation and to impose large fixed fees on solar customers. The CPUC released a Proposed Decision on the matter in December 2020. If adopted, the Proposed Decision would have an adverse effect on our business. On February 3, 2021, the CPUC paused the proceeding “until further notice” to “consider revisions to the proposed decision.” In addition, California Governor Gavin Newsom said at a press conference there is “work to do” on the proposal. In May 2022, the CPUC requested additional feedback from parties on rate design options, which could indicate the CPUC may modify its original proposed decision. The CPUC has made changes to rate design for solar customers in the past, such as adopting "time of use" rates which reduce the value of electricity when solar energy is the most plentiful, as well as modifications to the minimum bill for solar customers. Similarly, certain California municipal utilities, which are not regulated by the CPUC and would not be governed by the CPUC's net metering policy, have also reviewed their net metering policies. In September 2021, the Sacramento Municipal Utility District (SMUD) ordered a change in its solar tariff, reducing the compensation of solar energy exported to the grid for new solar customers effective March 1, 2022. Such reviews have been taking place at California municipal utilities since 2015. More of our revenue is generated in California than any other state, and these potential changes in policies could result in a significant reduction in our revenue.

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

There have also been periods of industry-wide shortage of key components, including solar panels, batteries and inverters, in times of rapid industry growth or regulatory change. For example, guidance from the IRS on the steps required for construction to be deemed to have commenced in time to qualify for federal investment tax credits resulted in significant module shortages in the market as utilities and large commercial customers started purchasing supplies in advance of the December 2019 deadline to qualify for a 30% Commercial ITC. A similar shortage may occur in advance of the December 2022 deadline to qualify for a 26% Commercial ITC. Further, new or unexpected changes in rooftop fire codes or building codes may require new or different system components to satisfy compliance with such newly effective codes or regulations, which may not be readily available for distribution to us or our suppliers. The manufacturing infrastructure for some of these components has a long lead time, requires significant capital investment and relies on the continued availability of key commodity materials, potentially resulting in an inability to meet demand for these components and, as a result, could negatively impact our ability to install systems in a timely manner. Additionally, any decline in the exchange rate of the U.S. dollar compared to the functional currency of our component suppliers could increase our component prices. Any of these shortages, delays or price changes could limit our growth, cause cancellations or adversely affect our operating margins, and result in loss of market share and damage to our brand.

Human rights issues in foreign countries and the U.S. government response to them could also disrupt our supply chain and operations. In particular, the withhold release order issued by the U.S. Customs and Border Protection (CBP) on June 24, 2021 applicable to certain silica-based products manufactured in the Xinjiang Uyghur Autonomous Region of China, and any other allegations regarding forced labor in China and U.S. trade regulations to prohibit the importation of any goods derived from forced labor. Further, the Uyghur Forced Labor Prevention Act that President Biden signed into law on December 23, 2021 could affect our supply chain and operations. Intensive examinations, withhold release orders, and related governmental procedures have resulted in supply chain and operational delays throughout the industry, and we have implemented policies and procedures to maintain compliance and minimize delays. These and other similar trade restrictions that may be imposed in the future could cause delivery and installation delays, and restrict the global supply of polysilicon and solar products. This could result in near-term demand for available solar energy systems despite higher costs, as well as increased costs of polysilicon and the overall cost of solar energy systems, potentially reducing overall demand for our products and services.

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

For example, on December 2, 2020, the California Contractors State License Board (the “CSLB”) filed an administrative proceeding against Sunrun and certain of its officers related to an accident that occurred during an installation by one of our channel partners, Horizon Solar Power, which held its own license with the CSLB. On November 8, 2021, the parties entered into a stipulated settlement imposing citations and withdrawing the administrative proceeding with additional conditions. The Company consistently denied wrongdoing concerning the allegations in the administrative proceeding and made no admissions of wrongdoing incident to the settlement. The Company could face other similar claims or proceedings in the future, which, if not resolved favorably, could potentially result in fines, public reprimand, probation, or the suspension or revocation of certain of our licenses.

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

We have experienced significant growth in recent periods, including as a result of our acquisition of Vivint Solar, and we intend to continue to expand our business within existing markets, such as Puerto Rico, and in a number of new locations in the future. This growth has placed, and any future growth may continue to place, a significant strain on our management, operational and financial infrastructure. In particular, we have been in the past, and may in the future, be required to expand, train and manage our growing employee base and solar partners. Our management will also be required to maintain and expand our relationships with customers, suppliers, and other third parties and attract new customers and suppliers, as well as to manage multiple geographic locations.

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

The COVID-19 pandemic has had an unprecedented impact on the U.S. economy and has impacted our business and created significant uncertainties for our industry and the economy in general. As COVID-19 and its variants continue to spread and impact the country, effects such as the widespread growth in infections, travel restrictions, quarantines, return-to-work restrictions, government regulations, supply chain disruptions, workforce shortages, and site closures have impacted and may continue to impact our ability to staff sales and operations centers and install and maintain solar energy systems in the field, as well as direct-to-home sales activities. Vaccines and treatments for COVID-19 have been developed and are being administered in the United States and various countries around the world, nonetheless, the long-term efficacy, adoption rate, ease of accessibility, and other uncertain factors may prolong the impacts of the pandemic. The rise of increasingly infectious variants has presented additional challenges and unpredictability that have, and may continue to have, resulted in workforce constraints, delays, and additional costs, particularly in regions experiencing significant outbreaks.

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

We typically bear the risk of loss and are generally obligated to cover the cost of maintenance, repair and removal for any solar energy system that we sell or lease to our investment funds. At the time we sell or lease a solar energy system to an investment fund, we enter into a maintenance services agreement where we agree to operate and maintain the system for a fixed fee that is calculated to cover our future expected maintenance costs. If our solar energy systems require an above-average amount of repairs or if the cost of repairing systems were higher than our estimate, we would need to perform such repairs without additional compensation. If our solar energy systems, more than 40% of which were located in California as of June 30, 2022, are damaged as the result of a natural disaster beyond our control, losses could exceed or be excluded from, our insurance policy limits, and we could incur unforeseen costs that could harm our business and financial condition. We may also incur significant costs for taking other actions in preparation for, or in reaction to, such events. We purchase property insurance with industry standard coverage and limits approved by an investor’s third-party insurance advisors to hedge against such risk, but such coverage may not cover our losses.

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

As of June 30, 2022, more than 40% of our customers were in California, and we expect many of our future installations to be in California, which could further concentrate our customer base and operational infrastructure. Accordingly, our business and results of operations are particularly susceptible to adverse economic, regulatory, political, weather and other conditions in this market, including the impacts of the COVID-19 pandemic, and in other markets that may become similarly concentrated, in particular the east coast, where we have seen significant growth recently.

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

Our Customer Agreements are typically for 20 or 25 years and require the customer to make monthly payments to us. Accordingly, we are subject to the credit risk of customers. As of June 30, 2022, the average FICO score of our customers under a Customer Agreement with a monthly payment schedule remained at or above 740, which is generally categorized as a “Very Good” credit profile by the Fair Isaac Corporation. However, this may decline to the extent FICO score requirements under future investment funds are relaxed. While customer defaults have been immaterial to date, we expect that the risk of customer defaults may increase as we grow our business. Due to the immaterial amount of customer defaults to date, our reserve for this exposure is minimal, and our future exposure may exceed the amount of such reserves. If we experience increased customer credit defaults, our revenue and our ability to raise new investment funds could be adversely affected. If economic conditions worsen, certain of our customers may face liquidity concerns and may be unable to satisfy their payment obligations to us on a timely basis or at all, which could have a material adverse effect on our financial condition and results of operations.

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

On July 27, 2021, the California Contractors State License Board (CSLB) decided that only electricians with a certain license (C-10) would be eligible to install energy storage systems in California (the “July CSLB Decision”). On November 29, 2021, the CSLB voted to postpone initiating a formal rulemaking process thereby commencing a stakeholder process to develop an alternative regulatory proposal to be brought back to its Board in March 2022 and committing to adhere to a full rulemaking process in accordance with the California Administrative Procedure Act. In June 2022, the CSLB voted to commence the official rulemaking process on the required licensing to install storage systems in California, including notice and comment, in accordance with the CA Administrative Procedures Act. In the proposal, CSLB recommends that C46 license holders can install battery energy storage systems that do not exceed 80 kWh. For battery energy storage systems that exceed 80 kWh, a C10 license is proposed to be required.

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

We depend on our experienced management team, and the loss of one or more key executives could have a negative impact on our business. Effective August 31, 2021, Lynn Jurich transitioned from her role as our Chief Executive Officer to the role of Co-Executive Chair and Mary Powell became our new Chief Executive Officer. Our future success depends in part on successfully transitioning Ms. Powell into her new role. In addition, Danny Abajian succeeded Tom vonReichbauer as our Chief Financial Officer as of May 30, 2022. With any change in leadership, there is a risk to organizational effectiveness and employee retention as well as the potential for disruption to our business. None of our key executives or our key employees are bound by employment agreements for any specific term, and we may be unable to replace key members of our management team and key employees in the event we lose their services. Integrating new employees into our management team could prove disruptive to our operations, require substantial resources and management attention and ultimately prove unsuccessful. An inability to attract and retain sufficient managerial personnel who have critical industry experience and relationships could limit or delay our strategic efforts, which could have a material adverse effect on our business, financial condition, and results of operations.

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

The federal government also currently offers a personal income tax credit under Section 25D of the Code (“Residential Energy Efficiency Tax Credit”), for the installation of certain solar power facilities owned by residential taxpayers, which is applicable to customers who purchase a solar energy system outright as opposed to entering into a Customer Agreement. The Residential Energy Efficiency Tax Credit is currently 26% if the facility is placed in service during 2020, 2021, or 2022, and 22% if placed in service during 2023. The Residential Energy Efficiency Tax Credit is not available for property placed in service after December 31, 2023. As of July 28, 2022, Congress is considering legislation that would extend the current schedule for both Sec 48(a), and Sec 25D of the code.

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

We and our fund investors claim the Commercial ITC in amounts based on the fair market value of our solar energy systems. We have obtained independent appraisals to determine the fair market values we report for claiming Commercial ITCs. With respect to Commercial ITCs, the IRS may review the fair market value on audit and determine that the tax credits previously claimed must be reduced. If the fair market value is determined in these circumstances to be less than what we or our tax equity investment funds reported, we may owe our fund investors an amount equal to this difference (including any interest and penalties), plus any costs and expenses associated with a challenge to that valuation. We could also be subject to tax liabilities, including interest and penalties. If the IRS further disagrees now or in the future with the amounts we or our tax equity investment funds reported regarding the fair market value of our solar energy systems, it could have a material adverse effect on our business, financial condition, and prospects.

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

Our business currently depends on the availability of utility rebates, tax credits and other benefits, tax exemptions and exclusions, and other financial incentives on the federal, state, and/or local levels. We may be adversely affected by changes in, and application of these laws or other incentives to us, and the expiration, elimination or reduction of these benefits could adversely impact our business.

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

In December 2017, significant tax legislation was enacted, including a change to the corporate tax rate (the “Tax Act”). As part of the Tax Act, the current corporate income tax rate was reduced, and there were other changes including limiting or eliminating various other deductions, credits and tax preferences. This reduction in the corporate income tax rate may have reduced appetite for the Commercial ITC and depreciation benefits available with respect to solar facilities. We cannot predict whether and to what extent the U.S. corporate income tax rate will change under the Biden administration. The U.S. Congress is constantly considering changes to the tax code. In 2021 and 2022, Congress considered legislation to establish a minimum corporate tax rate, which could negatively impact the depreciation benefits that support the financing of solar energy under current U.S. law. This legislation may become law. Further limitations on, or elimination of, such tax benefits could significantly impact our ability to raise tax equity investment funds or impact the terms thereof, including the amount of cash distributable to our investors. Similarly, any unfavorable interpretations of tax law by the IRS and/or the courts with respect to our financing structures could reduce the willingness of investors to invest in our funds associated with any such structure.

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

In general, we rely on certain state and local tax exemptions that apply to the sale of equipment, sale of power, or both. These state and local tax exemptions can expire, can be changed by state legislatures, or their application to us can be challenged by regulators, tax administrators, or court rulings, and such changes could adversely impact our business and the profitability of our offerings in certain markets.

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

Vivint Solar, through certain of its subsidiaries, owns solar energy systems that constitute Eligible Property (the “California PV Systems”). To the extent Vivint Solar or its subsidiaries are considered the tax owners of the California PV Systems for purposes of the California Revenue and Tax Code, our acquisition of Vivint Solar may constitute a change of control of the California PV Systems, triggering the loss of the Solar Exclusion and the imposition of California property taxes, which could adversely affect our business.

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

Our executive officers, directors and each of our stockholders who beneficially own 5% or more of our outstanding common stock and their affiliates, in the aggregate, beneficially own approximately 31% of the outstanding shares of our common stock, based on the number of shares outstanding as of June 30, 2022. As a result, these stockholders, if acting together, will be able to influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. They may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentrated control may have the effect of delaying or preventing a change in control of our company, could deprive our stockholders of an opportunity to receive a premium for their capital stock and might ultimately affect the market price of our common stock.

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

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.1+	Consulting Agreement by and between Sunrun Inc. and Tom vonReichbauer, dated May 4, 2022.					X

10.2+	Employment Agreement by and between Danny Abajian and Sunrun Inc., dated April 28, 2022.	8-K	001-37511	10.1	5/4/2022

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1†	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Schema Linkbase Document.

101.CAL	XBRL Taxonomy Definition Linkbase Document.

101.DEF	XBRL Taxonomy Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Labels Linkbase Document.

101.PRE	XBRL Taxonomy Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.INS, 101.SCH, 101.CAL, 101.DEF, 101.LAB, and 101.PRE)

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

SUNRUN INC.

Date: August 3, 2022	By:	/s/ Mary Powell
Mary Powell
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Danny Abajian
Danny Abajian
Chief Financial Officer
(Principal Financial Officer)