Form 10-Q
period 2022-09-30
Sunrun Inc.
filed 2022-11-02
CIK 1469367

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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

As of October 28, 2022, the number of shares of the registrant’s common stock outstanding was 213,103,719.

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

•our ability to manage our supply chains and distribution channels and the impact of natural disasters, geopolitical conflicts, the COVID-19 pandemic, and other events beyond our control;

•the sufficiency of our cash, investment fund commitments and available borrowings to meet our anticipated cash needs;

•our need and ability to raise capital, refinance existing debt, and finance our operations and solar energy systems from new and existing investors;

•our investment in research and development and new product offerings;

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

These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in the section titled “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. Moreover, we operate in a very competitive and rapidly changing environment, and new risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. These risks and uncertainties may be amplified by evolving economic and regulatory conditions, including increasing or volatile interest rates. The extent to which these risks and uncertainties impact our business, operations, and financial results, including the duration and magnitude of such effects, will depend on numerous factors, including, but not limited to, the duration, rapidity, and intensity of these conditions, how widespread their impact is and will continue to be on our industry, and how quickly and to what extent more predictable and stable economic conditions resume. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Quarterly Report on Form 10-Q may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

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
•If we fail to manage our recent and future growth effectively, we may be unable to execute our business plan, maintain high levels of customer service, or adequately address competitive challenges.
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

Sunrun Inc.
Consolidated Balance Sheets
(In Thousands, Except Share Par Values)
(Unaudited)

	September 30, 2022	December 31, 2021
Assets
Current assets:
Cash	$672,083	$617,634
Restricted cash	283,822	232,649
Accounts receivable (net of allowances for credit losses of $12,452 and $11,035 as of September 30, 2022 and December 31, 2021, respectively)	218,837	146,037
Inventories	589,094	506,819
Prepaid expenses and other current assets	116,192	44,580
Total current assets	1,880,028	1,547,719
Restricted cash	148	148
Solar energy systems, net	10,573,591	9,459,696
Property and equipment, net	63,698	56,886
Intangible assets, net	8,868	12,891
Goodwill	4,280,169	4,280,169
Other assets	1,761,556	1,125,743
Total assets (1)	$18,568,058	$16,483,252
Liabilities and total equity
Current liabilities:
Accounts payable	$275,057	$288,108
Distributions payable to noncontrolling interests and redeemable noncontrolling interests	38,125	31,582
Accrued expenses and other liabilities	401,141	364,136
Deferred revenue, current portion	146,098	111,739
Deferred grants, current portion	8,268	8,302
Finance lease obligations, current portion	11,786	10,901
Non-recourse debt, current portion	185,800	190,186
Pass-through financing obligation, current portion	16,230	7,166
Total current liabilities	1,082,505	1,012,120
Deferred revenue, net of current portion	860,887	761,872
Deferred grants, net of current portion	199,433	206,615
Finance lease obligations, net of current portion	16,643	11,314
Convertible senior notes	392,310	390,618
Line of credit	505,967	211,066
Non-recourse debt, net of current portion	6,901,087	5,711,020
Pass-through financing obligation, net of current portion	291,685	314,231
Other liabilities	141,374	190,056
Deferred tax liabilities	122,930	101,753
Total liabilities (1)	10,514,821	8,910,665
Commitments and contingencies (Note 15)
Redeemable noncontrolling interests	609,479	594,973
Stockholders’ equity:
Preferred stock, $0.0001 par value—authorized, 200,000 shares as of September 30, 2022 and December 31, 2021; no shares issued and outstanding as of September 30, 2022 and December 31, 2021	—	—
Common stock, $0.0001 par value—authorized, 2,000,000 shares as of September 30, 2022 and December 31, 2021; issued and outstanding, 212,954 and 208,176 shares as of September 30, 2022 and December 31, 2021, respectively	21	21
Additional paid-in capital	6,432,240	6,330,344
Accumulated other comprehensive income (loss)	78,463	(73,050)
Retained deficit	107,777	(2,579)
Total stockholders’ equity	6,618,501	6,254,736
Noncontrolling interests	825,257	722,878
Total equity	7,443,758	6,977,614
Total liabilities, redeemable noncontrolling interests and total equity	$18,568,058	$16,483,252

1)The Company’s consolidated assets as of September 30, 2022 and December 31, 2021 include $9,353,167 and $8,381,220, respectively, in assets of variable interest entities (“VIEs”) that can only be used to settle obligations of the VIEs. These assets include solar energy systems, net, as of September 30, 2022 and December 31, 2021 of $8,526,271 and $7,605,769, respectively; cash as of September 30, 2022 and December 31, 2021 of $340,122 and $377,044, respectively; restricted cash as of September 30, 2022 and December 31, 2021 of $77,423 and $70,346, respectively; accounts receivable, net as of September 30, 2022 and December 31, 2021 of $72,125 and $55,714, respectively; inventories as of September 30, 2022 and December 31, 2021 of $63,307 and 93,604, respectively; prepaid expenses and other current assets as of September 30, 2022 and December 31, 2021 of $9,599 and $1,519, respectively; and other assets as of September 30, 2022 and December 31, 2021 of $264,320 and $177,224, respectively. The Company’s consolidated liabilities as of September 30, 2022 and December 31, 2021 include $2,138,229 and $2,152,492, respectively, in liabilities of VIEs whose creditors have no recourse to the Company. These liabilities include accounts payable as of September 30, 2022 and December 31, 2021 of $20,611 and $26,042, respectively; distributions payable to noncontrolling interests and redeemable noncontrolling interests as of September 30, 2022 and December 31, 2021 of $38,126 and $31,582, respectively; accrued expenses and other current liabilities as of September 30, 2022 and December 31, 2021 of $27,994 and $31,036, respectively; deferred revenue as of September 30, 2022 and December 31, 2021 of $599,643 and $530,385, respectively; deferred grants as of September 30, 2022 and December 31, 2021 of $0 and $25,634, respectively; non-recourse debt as of September 30, 2022 and December 31, 2021 of $1,437,366 and $1,482,608, respectively; and other liabilities as of September 30, 2022 and December 31, 2021 of $14,489 and $25,205, respectively.
The accompanying notes are an integral part of these consolidated financial statements.

Sunrun Inc.
Consolidated Statements of Operations
(In Thousands, Except Per Share Amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue:
Customer agreements and incentives	$271,211	$231,869	$740,789	$625,939
Solar energy systems and product sales	360,695	206,896	971,481	548,786
Total revenue	631,906	438,765	1,712,270	1,174,725
Operating expenses:
Cost of customer agreements and incentives	209,539	174,457	613,878	512,073
Cost of solar energy systems and product sales	311,782	172,538	854,105	458,208
Sales and marketing	193,992	171,462	556,346	442,174
Research and development	4,398	5,602	16,794	16,624
General and administrative	47,099	51,290	140,126	199,836
Amortization of intangible assets	1,341	1,341	4,023	4,029
Total operating expenses	768,151	576,690	2,185,272	1,632,944
Loss from operations	(136,245)	(137,925)	(473,002)	(458,219)
Interest expense, net	(117,214)	(89,096)	(312,513)	(238,365)
Other income (expenses), net	97,953	(4,332)	263,784	18,462
Loss before income taxes	(155,506)	(231,353)	(521,731)	(678,122)
Income tax expense (benefit)	—	9,980	—	(19,058)
Net loss	(155,506)	(241,333)	(521,731)	(659,064)
Net loss attributable to noncontrolling interests and redeemable noncontrolling interests	(366,066)	(265,462)	(632,087)	(618,160)
Net income (loss) attributable to common stockholders	$210,560	$24,129	$110,356	$(40,904)
Net income (loss) per share attributable to common stockholders
Basic	$0.99	$0.12	$0.52	$(0.20)
Diluted	$0.96	$0.11	$0.51	$(0.20)
Weighted average shares used to compute net income (loss) per share attributable to common stockholders
Basic	212,696	206,103	210,609	204,355
Diluted	220,850	213,016	218,662	204,355

The accompanying notes are an integral part of these consolidated financial statements.

Sunrun Inc.
Consolidated Statements of Comprehensive Income (Loss)
(In Thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income (loss) attributable to common stockholders	$210,560	$24,129	$110,356	$(40,904)
Unrealized gain (loss) on derivatives, net of income taxes	38,545	(968)	150,751	17,620
Adjustment for net (gain) loss on derivatives recognized into earnings, net of income taxes	(5,808)	4,731	762	11,454
Other comprehensive income	32,737	3,763	151,513	29,074
Comprehensive income (loss)	$243,297	$27,892	$261,869	$(11,830)

Sunrun Inc.
Consolidated Statements of Redeemable Noncontrolling Interests and Equity
Three Months Ended September 30, 2022 and 2021
(In Thousands)
(Unaudited)

	Three Months Ended September 30, 2022
	Redeemable Noncontrolling Interests	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Deficit	Total Stockholders' Equity	Noncontrolling Interests	Total Equity
		Shares	Amount
Balance at June 30, 2022	$639,740	211,943	$21	$6,403,716	$45,726	$(102,783)	$6,346,680	$826,221	$7,172,901
Exercise of stock options	—	596	—	4,717	—	—	4,717	—	4,717
Issuance of restricted stock units, net of tax withholdings	—	415	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	25,487	—	—	25,487	—	25,487
Contributions from noncontrolling interests and redeemable noncontrolling interests	—	—	—	—	—	—	—	393,799	393,799
Distributions to noncontrolling interests and redeemable noncontrolling interests	(18,247)	—	—	—	—	—	—	(35,191)	(35,191)
Net (loss) income	(12,014)	—	—	—	—	210,560	210,560	(354,052)	(143,492)
Acquisition of noncontrolling interests	—	—	—	(1,680)	—	—	(1,680)	(5,520)	(7,200)
Other comprehensive income, net of taxes	—	—	—	—	32,737	—	32,737	—	32,737
Balance at September 30, 2022	$609,479	212,954	$21	$6,432,240	$78,463	$107,777	$6,618,501	$825,257	$7,443,758

	Three Months Ended September 30, 2021
	Redeemable Noncontrolling Interests	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total Stockholders' Equity	Noncontrolling Interests	Total Equity
		Shares	Amount
Balance at June 30,2021	$599,313	205,374	$21	$6,226,069	$(81,444)	$11,811	$6,156,457	$736,336	$6,892,793
Exercise of stock options	—	483	—	4,343	—	—	4,343	—	4,343
Issuance of restricted stock units, net of tax withholdings	—	1,030	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	41,980	—	—	41,980	—	41,980
Contributions from noncontrolling interests and redeemable noncontrolling interests	90,000	—	—	—	—	—	—	234,342	234,342
Distributions to noncontrolling interests and redeemable noncontrolling interests	(15,104)	—	—	—	—	—	—	(37,124)	(37,124)
Net (loss) income	(58,453)	—	—	—	—	24,129	24,129	(207,009)	(182,880)
Acquisition of noncontrolling interest	(18,855)	—	—	(7,562)	—	—	(7,562)	(8,146)	(15,708)
Other comprehensive income, net of taxes	—	—	—	—	3,763	—	3,763	—	3,763
Balance at September 30, 2021	$596,901	206,887	$21	$6,264,830	$(77,681)	$35,940	$6,223,110	$718,399	$6,941,509

Sunrun Inc.
Consolidated Statements of Redeemable Noncontrolling Interests and Equity
Nine Months Ended September 30, 2022 and 2021
(In Thousands)
(Unaudited)

	Nine Months Ended September 30, 2022
	Redeemable Noncontrolling Interests	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Retained Deficit	Total Stockholders' Equity	Noncontrolling Interests	Total Equity
		Shares	Amount
Balance at December 31, 2021	$594,973	208,176	$21	$6,330,344	$(73,050)	$(2,579)	$6,254,736	$722,878	$6,977,614
Exercise of stock options	—	1,547	—	12,210	—	—	12,210	—	12,210
Issuance of restricted stock units, net of tax withholdings	—	2,532	—	—	—	—	—	—	—
Shares issued in connection with the Employee Stock Purchase Plan	—	699	—	10,345	—	—	10,345	—	10,345
Stock-based compensation	—	—	—	98,784	—	—	98,784	—	98,784
Contributions from noncontrolling interests and redeemable noncontrolling interests	100,019	—	—	—	—	—	—	825,531	825,531
Distributions to noncontrolling interests and redeemable noncontrolling interests	(50,451)	—	—	—	—	—	—	(108,197)	(108,197)
Net (loss) income	(35,062)	—	—	—	—	110,356	110,356	(597,025)	(486,669)
Acquisition of noncontrolling interests	—	—	—	(19,443)	—	—	(19,443)	(17,930)	(37,373)
Other comprehensive income, net of taxes	—	—	—	—	151,513	—	151,513	—	151,513
Balance at September 30, 2022	$609,479	212,954	$21	$6,432,240	$78,463	$107,777	$6,618,501	$825,257	$7,443,758

	Nine Months Ended September 30, 2021
	Redeemable Noncontrolling Interests	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total Stockholders' Equity	Noncontrolling Interests	Total Equity
		Shares	Amount
Balance at December 31, 2020	$560,461	201,406	$20	$6,107,802	$(106,755))	$76,844	$6,077,911	$650,999	$6,728,910
Exercise of stock options	—	1,832	—	16,587	—	—	16,587	—	16,587
Issuance of restricted stock units, net of tax withholdings	—	3,206	1	—	—	—	1	—	1
Shares issued in connection with the Employee Stock Purchase Plan	—	443	—	6,761	—	—	6,761	—	6,761
Stock-based compensation	—	—	—	168,970	—	—	168,970	—	168,970
Contributions from noncontrolling interests and redeemable noncontrolling interests	157,127	—	—	—	—	—	—	743,205	743,205
Distributions to noncontrolling interests and redeemable noncontrolling interests	(47,318)	—	—	—	—	—	—	(99,441)	(99,441)
Net loss	(49,942)	—	—	—	—	(40,904)	(40,904)	(568,218)	(609,122)
Capped call transaction	—	—	—	(28,000)	—	—	(28,000)	—	(28,000)
Acquisition of noncontrolling interests	(23,427)	—	—	(7,290)	—	—	(7,290)	(8,146)	(15,436)
Other comprehensive income, net of taxes	—	—	—	—	29,074	—	29,074	—	29,074
Balance at September 30, 2021	$596,901	206,887	$21	$6,264,830	$(77,681)	$35,940	$6,223,110	$718,399	$6,941,509

Sunrun Inc.
Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Nine Months Ended September 30,
	2022	2021
Operating activities:
Net loss	$(521,731)	$(659,064)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization, net of amortization of deferred grants	331,856	286,001
Deferred income taxes	—	(18,709)
Stock-based compensation expense	88,702	160,754
Interest on pass-through financing obligations	15,079	16,288
Reduction in pass-through financing obligations	(31,105)	(32,160)
Unrealized gain on derivatives	(191,818)	(24,677)
Other noncash items	26,368	63,333
Changes in operating assets and liabilities:
Accounts receivable	(87,307)	(90,170)
Inventories	(82,275)	(161,474)
Prepaid and other assets	(283,715)	(273,948)
Accounts payable	(14,763)	120,412
Accrued expenses and other liabilities	72,801	27,953
Deferred revenue	133,788	49,632
Net cash used in operating activities	(544,120)	(535,829)
Investing activities:
Payments for the costs of solar energy systems	(1,481,556)	(1,186,330)
Purchase of equity investment	(75,000)	—
Purchases of property and equipment, net	(10,820)	(11,640)
Net cash used in investing activities	(1,567,376)	(1,197,970)
Financing activities:
Proceeds from line of credit	1,018,967	526,980
Repayment of line of credit	(724,066)	(548,356)
Proceeds from issuance of convertible senior notes, net of capped call transaction	—	371,998
Proceeds from issuance of non-recourse debt	2,381,630	1,691,255
Repayment of non-recourse debt	(1,166,720)	(753,046)
Payment of debt fees	(42,282)	(42,757)
Proceeds from pass-through financing and other obligations, net	1,451	7,857
Repayment of pass-through financing obligation	—	(18,050)
Payment of finance lease obligations	(10,489)	(9,243)
Contributions received from noncontrolling interests and redeemable noncontrolling interests	925,550	900,332
Distributions paid to noncontrolling interests and redeemable noncontrolling interests	(152,105)	(142,036)
Acquisition of noncontrolling interest	(37,373)	(41,572)
Net proceeds related to stock-based award activities	22,555	23,350
Net cash provided by financing activities	2,217,118	1,966,712

Net change in cash and restricted cash	105,622	232,913
Cash and restricted cash, beginning of period	850,431	708,208
Cash and restricted cash, end of period	$956,053	$941,121
Supplemental disclosures of cash flow information
Cash paid for interest	$209,723	$169,737
Cash paid for income taxes	$—	$—
Supplemental disclosures of noncash investing and financing activities
Purchases of solar energy systems and property and equipment included in accounts payable and accrued expenses	$52,246	$56,818
Right-of-use assets obtained in exchange for new finance lease liabilities	$17,000	$9,424

The accompanying notes are an integral part of these consolidated financial statements.

Sunrun Inc.
Notes to Consolidated Financial Statements
(Unaudited)

Note 1. Organization
Sunrun Inc. (“Sunrun” or the “Company”) was formed in 2007. The Company is engaged in the design, development, installation, sale, ownership and maintenance of residential solar energy systems (“Projects”) in the United States.
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

Note 2. Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (the "SEC") regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. As such, these unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s annual report on Form 10-K for the year ended December 31, 2021. The results of the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2022 or other future periods.

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

Use of Estimates
The preparation of the consolidated financial statements requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The Company regularly makes estimates and assumptions, including, but not limited to, revenue recognition constraints that result in variable consideration, the discount rate used to adjust the promised amount of consideration for the effects of a significant financing component, the estimates that affect the collectability of accounts receivable, the valuation of inventories, the useful lives of solar energy systems, the useful lives of property and equipment, the valuation and useful lives of intangible assets, the effective interest rate used to amortize pass-through financing obligations, the discount rate uses for operating and financing leases, the fair value of contingent consideration, the fair value of investments in equity securities, the fair value of assets acquired and liabilities assumed in a business combination, the valuation of stock-based compensation, the determination of valuation allowances associated with deferred tax assets, the fair value of debt instruments disclosed and the redemption value of redeemable noncontrolling interests. The Company bases its estimates on historical experience and on various other assumptions believed to be reasonable. Actual results may differ from such estimates.
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
Revenue from external customers (including, but not limited to homeowners) for each group of similar products and services is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Customer agreements	$234,219	$194,924	$656,724	$549,689
Incentives	36,992	36,945	84,065	76,250
Customer agreements and incentives	271,211	231,869	740,789	625,939

Solar energy systems	241,697	127,936	651,010	307,408
Products	118,998	78,960	320,471	241,378
Solar energy systems and product sales	360,695	206,896	971,481	548,786
Total revenue	$631,906	$438,765	$1,712,270	$1,174,725

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

The following table provides a reconciliation of cash and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statement of cash flows. Cash and restricted cash consists of the following (in thousands):

	Nine Months Ended September 30,
	2022	2021
Beginning of period:
Cash	$617,634	$519,965
Restricted cash, current and long-term	232,797	188,243
Total	$850,431	$708,208

End of period:
Cash	$672,083	$717,593
Restricted cash, current and long-term	283,970	223,528
Total	$956,053	$941,121
Accounts Receivable
Accounts receivable consist of amounts due from customers, as well as state and utility rebates due from government agencies and utility companies. Under Customer Agreements, the customers typically assign incentive rebates to the Company.
Accounts receivable, net, consists of the following (in thousands):

	September 30, 2022	December 31, 2021
Customer receivables	$221,803	$147,371
Other receivables	9,486	9,701
Allowance for credit losses	(12,452)	(11,035)
Total	$218,837	$146,037
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
Circumstances that could indicate impairment and require the Company to perform a quantitative impairment test include significant declines in the Company’s financial results or enterprise value relative to its net book value or a sustained decline in the Company's stock price below its book value, coupled with declines in valuations for comparable public companies or acquisition valuations. As of October 1, 2022, the Company concluded that the fair value of the Company exceeded its carrying value. Since December 31, 2021, the trading price of the Company’s common stock has generally declined. A sustained decrease in the Company’s stock price is one of the qualitative factors to be considered as part of an impairment test when evaluating whether events or changes in circumstances may indicate that it is more likely than not that a potential goodwill impairment exists. The Company will continue monitoring the analysis of the qualitative and quantitative factors used as a basis for the goodwill impairment test during fiscal year 2022.

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
The opening balance of deferred revenue was $799.3 million as of December 31, 2020. Deferred revenue consists of the following (in thousands):

	September 30, 2022	December 31, 2021
Under Customer Agreements:
Payments received, net	$751,090	$645,439
Financing component balance	63,630	58,517
	814,720	703,956

Under SREC contracts:
Payments received, net	182,558	161,575
Financing component balance	9,707	8,080
	192,265	169,655

Total	$1,006,985	$873,611

During the three months ended September 30, 2022 and 2021, the Company recognized revenue of $27.5 million and $24.6 million, respectively, and in the nine months ended September 30, 2022 and 2021, the Company recognized revenue of $73.4 million and $67.1 million, respectively, from amounts included in deferred revenue at the beginning of the respective periods. Revenue allocated to remaining performance obligations represents contracted revenue that has not yet been recognized and includes deferred revenue as well as amounts that will be invoiced and recognized as revenue in future periods. Contracted but not yet recognized revenue was approximately $17.9 billion as of September 30, 2022, of which the Company expects to recognize approximately 5% over the next 12 months. The annual recognition is not expected to vary significantly over the next 10 years as the vast majority of existing Customer Agreements have at least 10 years remaining, given that the average age of the Company's fleet of residential solar energy systems under Customer Agreements is less than five years due to the Company being formed in 2007 and having experienced significant growth in the last few years. The annual recognition on these existing contracts will gradually decline over the midpoint of the Customer Agreements over the following 10 years as the typical 20- or 25-year initial term expires on individual Customer Agreements.
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
Accounting standards to be adopted:
In October 2022, the FASB issued ASU No. 2022-04, Liabilities — Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations, which requires entities to disclose the key terms of supplier finance programs they use in connection with the purchase of goods and services along with information about their obligations under these programs, including a rollforward of those obligations. This ASU is effective for fiscal periods beginning after December 15, 2022, with early adoption permitted. The Company is currently evaluating this guidance and the impact it may have on its financial statement disclosures.

Note 3. Fair Value Measurement
At September 30, 2022 and December 31, 2021, the carrying value of receivables, accounts payable, accrued expenses and distributions payable to noncontrolling interests approximates fair value due to their short-term nature and falls under the Level 2 hierarchy. The carrying values and fair values of debt instruments are as follows (in thousands):

	September 30, 2022		December 31, 2021
	Carrying Value	Fair Value	Carrying Value	Fair Value
Recourse debt	$898,277	$782,473	$601,684	$518,168
Senior debt	2,918,726	2,861,306	2,269,623	2,261,071
Subordinated debt	1,592,597	1,472,963	1,160,115	1,160,432
Securitization debt	2,575,564	2,231,126	2,471,468	2,494,070
Total	$7,985,164	$7,347,868	$6,502,890	$6,433,741
At September 30, 2022 and December 31, 2021, the fair value of certain recourse debt and certain senior, subordinated and securitization loans approximate their carrying values because their interest rates are variable rates that approximate rates currently available to the Company. At September 30, 2022 and December 31, 2021, the fair value of the Company’s other debt instruments are based on rates currently offered for debt with similar maturities and terms. The Company’s fair value of the debt instruments fell under the Level 2 hierarchy. These valuation approaches involve some level of management estimation and judgment, the degree of which is dependent on the price transparency for the instruments or market.
At September 30, 2022 and December 31, 2021, financial instruments measured at fair value on a recurring basis, based upon the fair value hierarchy, are as follows (in thousands):

	September 30, 2022
	Level 1	Level 2	Level 3	Total
Derivative assets:
Interest rate swaps	$—	$241,516	$—	$241,516
Total	$—	$241,516	$—	$241,516

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Derivative assets:
Interest rate swaps	$—	$26,673	$—	$26,673
Total	$—	$26,673	$—	$26,673
Derivative liabilities:
Interest rate swaps	$—	$83,873	$—	$83,873
Total	$—	$83,873	$—	$83,873

The above balances are recorded in other assets and other liabilities, respectively, in the consolidated balance sheets, except for $46.7 million and nil as of September 30, 2022 and December 31, 2021, respectively, which is recorded in prepaid and other assets and except for nil and $23.0 million as of September 30, 2022 and December 31, 2021, respectively, which is recorded in accrued expenses and other liabilities.
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

Note 4. Inventories
Inventories consist of the following (in thousands):

	September 30, 2022	December 31, 2021
Raw materials	$472,154	$413,819
Work-in-process	116,940	93,000
Total	$589,094	$506,819

Note 5. Solar Energy Systems, net
Solar energy systems, net consists of the following (in thousands):

	September 30, 2022	December 31, 2021
Solar energy system equipment costs	$10,133,076	$9,018,788
Inverters and batteries	1,316,394	1,127,014
Total solar energy systems	11,449,470	10,145,802
Less: accumulated depreciation and amortization	(1,573,018)	(1,267,932)
Add: construction-in-progress	697,139	581,826
Total solar energy systems, net	$10,573,591	$9,459,696
All solar energy systems, including construction-in-progress, have been leased to or are subject to signed Customer Agreements with customers. The Company recorded depreciation expense related to solar energy systems of $108.3 million and $93.6 million for the three months ended September 30, 2022 and 2021, respectively, and $313.8 million and $271.1 million for the nine months ended September 30, 2022 and 2021, respectively. The depreciation expense was reduced by the amortization of deferred grants of $2.1 million and $2.1 million for three months ended September 30, 2022 and 2021, respectively, and $6.2 million and $6.2 million for nine months ended September 30, 2022 and 2021, respectively.

Note 6. Other Assets
Other assets consist of the following (in thousands):

	September 30, 2022	December 31, 2021
Costs to obtain contracts - customer agreements	$985,690	$703,080
Costs to obtain contracts - incentives	2,481	2,481
Accumulated amortization of costs to obtain contracts	(101,292)	(74,529)
Unbilled receivables	276,814	212,727
Allowance for credit losses on unbilled receivables	(3,056)	(2,411)
Equity investment	186,100	63,826
Operating lease right-of-use assets	110,935	92,707
Other assets	303,884	127,862
Total	$1,761,556	$1,125,743
The Company recorded amortization of costs to obtain contracts of $9.8 million and $6.5 million for the three months ended September 30, 2022 and 2021, respectively, and $27.1 million and $16.1 million for the nine months ended September 30, 2022 and 2021, respectively, in Sales and marketing in the consolidated statements of operations.
The majority of unbilled receivables arise from fixed price escalators included in the Company's long-term Customer Agreements. The escalator is included in calculating the total estimated transaction value for an individual Customer Agreement. The total estimated transaction value is then recognized over the term of the Customer

Agreement. The amount of unbilled receivables increases while billings for an individual Customer Agreement are less than the revenue recognized for that Customer Agreement. Conversely, the amount of unbilled receivables decreases once the billings become higher than the amount of revenue recognized in the period. At the end of the initial term of a Customer Agreement, the cumulative amounts recognized as revenue and billed to date are the same, therefore the unbilled receivable balance for an individual Customer Agreement will be zero. The Company applies an estimated loss-rate in order to determine the current expected credit loss for unbilled receivables. The estimated loss-rate is determined by analyzing historical credit losses, residential first and second mortgage foreclosures and consumers' utility default rates, as well as current economic conditions. The Company reviews individual customer collection status of electricity billings to determine whether the unbilled receivables for an individual customer should be written off, including the possibility of a service transfer to a potential new homeowner.

Note 7. Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consist of the following (in thousands):

	September 30, 2022	December 31, 2021
Accrued employee compensation	$120,208	$100,357
Accrued interest	58,631	38,665
Operating lease obligations	31,153	24,780
Other accrued expenses	191,149	200,334
Total	$401,141	$364,136

Note 8. Indebtedness
As of September 30, 2022, debt consisted of the following (in thousands, except percentages):

	September 30, 2022	December 31, 2021	Unused Borrowing Capacity (1)	Weighted Average Interest Rate at September 30, 2022 (2)	Weighted Average Interest Rate at December 31, 2021 (2)	Contractual Interest Rate (3)	Contractual Maturity Date
Recourse debt
Bank line of credit (4)	$505,967	$211,066	$45,000	6.01%	3.40%	LIBOR +3.25%	January 2025
0% Convertible Senior Notes (5)	400,000	400,000	—	—%	—%	—%	February 2026
Total recourse debt	905,967	611,066	45,000
Unamortized debt discount	(7,690)	(9,382)	—
Total recourse debt, net	898,277	601,684	45,000

Non-recourse debt (6)
Senior revolving and delayed draw loans (7)	1,152,573	1,301,600	48,100	4.84%	2.23%	LIBOR +2.00% - 3.00%	March 2024 - April 2025
Senior non-revolving loans	1,757,724	921,038	—	4.76%	3.66%	4.50% - 6.50%; LIBOR +1.75% - 2.75%; SOFR +1.85% - 1.90%	December 2022 - November 2040
Subordinated revolving and delayed draw loans	183,697	221,464	500	8.56%	9.06%	LIBOR +9.00%; SOFR +3.50%; SOFR +7.875%	March 2024 - April 2024
Subordinated loans (8)	1,434,916	959,852	—	8.61%	8.46%	7.00% - 10.00%; LIBOR +6.75%	November 2025 - January 2042
Securitized loans	2,587,708	2,466,389	—	3.88%	3.59%	2.25% - 5.31%	July 2024 - July 2057
Total non-recourse debt	7,116,618	5,870,343	48,600
Unamortized debt (discount) premium, net	(29,731)	30,863	—
Total non-recourse debt, net	7,086,887	5,901,206	48,600
Total debt, net	$7,985,164	$6,502,890	$93,600

(1)    Represents the additional amount the Company could borrow, if any, based on the state of its existing assets as of September 30, 2022.
(2)    Reflects weighted average contractual, unhedged rates. See Note 9, Derivatives for hedge rates.
(3)    Ranges shown reflect fixed interest rate and rates using LIBOR, as applicable.

(4)    The former working capital facility was terminated in January 2022 and was replaced by this syndicated working capital facility with banks has a total commitment up to $600.0 million and is secured by substantially all of the unencumbered assets of the Company, as well as ownership interests in certain subsidiaries of the Company. Borrowings under the Facility may be designated as Base Rate Loans or Term SOFR Loans, subject to certain terms and conditions under the Credit Agreement. Base Rate Loans accrue interest at a rate per year equal to 2.25% plus the highest of (a) the federal funds rate plus 0.50%, (b) the interest rate determined from time to time by the Administrative Agent as its prime rate and notified to the Company, (c) the Adjusted Term SOFR Rate (defined below) for a one-month interest period in effect on such day (or if such day is not a business day, the immediately preceding business day) plus 1.00% and (d) 0.00%. Term SOFR Loans accrue interest at a rate per annum equal to (a) 3.25% plus (b) the greater of (i) 0.00% and (ii) the sum of (x) the forward-looking term rate for a period comparable to the applicable available tenor based on SOFR that is published by CME Group Benchmark Administration Ltd or a successor for the applicable interest period and (y) (1) if the applicable interest period is one month, 0.11448%, (2) if the applicable interest period is three months, 0.26161% or (c) if the applicable interest period is six months, 0.42826% (the rate pursuant to clause (b), the "Adjusted Term SOFR Rate"). This working capital facility includes various restrictive covenants, such as the completion and presentation of audited consolidated financial statements, maintaining a minimum modified interest coverage ratio, a minimum modified current ratio, a maximum modified leverage ratio, and a minimum unencumbered cash balance, in each case, tested quarterly. The Company was in compliance with all debt covenants as of September 30, 2022.
(5)    These convertible senior notes ("Notes") will not bear regular interest, and the principal amount of the notes will not accrete. The Notes may bear special interest under specified circumstances relating to the Company’s failure to comply with its reporting obligations under the Indenture or if the Notes are not freely tradeable as required by the Indenture. The Notes will mature on February 1, 2026, unless earlier repurchased by the Company, redeemed by the Company or converted pursuant to their terms. The initial conversion rate of the Notes is 8.4807 shares of the Company’s common stock, par value $0.0001 per share, per $1,000 principal amount of Notes, which is equivalent to an initial conversion price of approximately $117.91 per share. The conversion rate will be subject to adjustment upon the occurrence of certain specified events but will not be adjusted for any accrued and unpaid special interest. In addition, upon the occurrence of a make-whole fundamental change or an issuance of a notice of redemption, the Company will, in certain circumstances, increase the conversion rate by a number of additional shares for a holder that elects to convert its Notes in connection with such make-whole fundamental change or notice of redemption. The debt discount recorded on the Notes is being amortized to interest expense at an effective interest rate of 0.57%. As of September 30, 2022, $3.8 million of the debt discount was amortized to interest expense inception to date. In connection with the offering of the Notes, the Company entered into privately negotiated capped call transactions (“Capped Calls”) with certain of the initial purchasers and/or their respective affiliates at a cost of approximately $28.0 million. The Capped Calls are classified as equity and were recorded to additional paid-in-capital within stockholders’ equity as of March 31, 2021. The Capped Calls each have an initial strike price of approximately $117.91 per share, subject to certain adjustments, which corresponds to the initial conversion price of the Notes. The Capped Calls have initial cap prices of $157.22 per share. The Capped Calls cover, subject to anti-dilution adjustments, approximately 3.4 million shares of common stock. The Capped Calls are expected generally to reduce the potential dilution to the common stock upon any conversion of Notes and/or offset any cash payments the Company is required to make in excess of the principal amount of the Notes, as the case may be, in the event the market price per share of common stock, as measured under the Capped Calls, is greater than the strike price of the Capped Call, with such offset subject to a cap. If, however, the market price per share of the common stock, as measured under the Capped Calls, exceeds the cap price of the Capped Calls, there would be dilution and/or there would not be an offset of such potential cash payments, in each case, to the extent that the then-market price per share of the common stock exceeds the cap price. The final components of the Capped Calls are scheduled to expire on January 29, 2026. None of the conversion criteria has been met as of September 30, 2022.
(6)    Certain loans under this category are part of project equity transactions.
(7)    Pursuant to the terms of the aggregation facilities within this category the Company may draw up to an aggregate principal amount of $2.1 billion in revolver borrowings depending on the available borrowing base at the time.
(8)    A loan under this category with an outstanding balance of $128.5 million as of September 30, 2022 contains a put option that can be exercised beginning in 2036 that would require the Company to pay off the entire loan on November 30, 2037.

Senior and Subordinated Debt Facilities
Each of the Company's senior and subordinated debt facilities contain customary covenants, including the requirement to maintain certain financial measurements and provide lender reporting. Each of the senior and subordinated debt facilities also contain certain provisions in the event of default that entitle lenders to take certain actions including acceleration of amounts due under the facilities and acquisition of membership interests and assets that are pledged to the lenders under the terms of the senior and subordinated debt facilities. The facilities are non-recourse to the Company and are secured by net cash flows from Customer Agreements or inventories less certain operating, maintenance and other expenses that are available to the borrower after distributions to tax equity investors, where applicable. Under the terms of these facilities, the Company's subsidiaries pay interest and principal from the net cash flows available to the subsidiaries. The Company was in compliance with all debt covenants as of September 30, 2022.
Securitization Loans
Each of the Company's securitized loans contains customary covenants including the requirement to provide reporting to the indenture trustee and ratings agencies. Each of the securitized loans also contain certain provisions in the event of default which entitle the indenture trustee to take certain actions including acceleration of amounts due under the facilities and acquisition of membership interests and assets that are pledged to the lenders under the terms of the securitized loans. The facilities are non-recourse to the Company and are secured by net cash flows from Customer Agreements less certain operating, maintenance and other expenses which are available to the borrower after distributions to tax equity investors, where applicable. Under the terms of these loans, the Company's subsidiaries pay interest and principal from the net cash flows available to the subsidiaries. The Company was in compliance with all debt covenants as of September 30, 2022.

Note 9. Derivatives
Interest Rate Swaps
The Company uses interest rate swaps to hedge variable interest payments due on certain of its term loans and aggregation facility. These swaps allow the Company to incur fixed interest rates on these loans and receive payments based on variable interest rates with the swap counterparty based on the three-month LIBOR or one- or three-month SOFR on the notional amounts over the life of the swaps.
Certain interest rate swaps have been designated as cash flow hedges. The credit risk adjustment associated with these swaps is the risk of non-performance by the counterparties to the contracts. In the nine months ended September 30, 2022, the hedge relationships on the Company’s interest rate swaps have been assessed as highly effective as the quarterly assessment performed determined changes in cash flows of the derivative instruments have been highly effective in offsetting the changes in the cash flows of the hedged items, are expected to be highly effective in the future and the critical terms of the interest rate swaps match the critical terms of the underlying forecasted hedged transactions. Accordingly, changes in the fair value of these derivatives are recorded as a component of accumulated other comprehensive income, net of income taxes. Changes in the fair value of these derivatives are subsequently reclassified into earnings, and are included in interest expense, net in the Company’s statements of operations, in the period that the hedged forecasted transactions affect earnings. To the extent that the hedge relationships are not effective, changes in the fair value of these derivatives are recorded in other expenses, net in the Company's statements of operations on a prospective basis.
The Company’s master netting and other similar arrangements allow net settlements under certain conditions. When those conditions are met, the Company presents derivatives at net fair value. As of September 30, 2022, the information related to these offsetting arrangements were as follows (in thousands):

Instrument Description	Gross Amounts of Recognized Assets / Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets / Liabilities Included in the Consolidated Balance Sheet	Notional Amount (1)
Assets:
Derivatives designated as hedging instruments	$128,921	$—	$128,921	$1,647,224
Derivatives not designated as hedging instruments	112,595	—	112,595	1,174,990
Total derivative assets	$241,516	$—	$241,516	$2,822,214

Liabilities:
Derivatives designated as hedging instruments	$—	$—	$—	$—
Derivatives not designated as hedging instruments	—	—	—	—
Total derivative liabilities	$—	$—	$—	$—
Total	$241,516	$—	$241,516	$2,822,214

(1)    Comprised of 69 interest rate swaps which effectively fix the LIBOR portion of interest rates on outstanding balances of certain loans under the senior and securitized sections of the debt footnote table (see Note 8, Indebtedness) at 0.57% to 3.47% per annum. These swaps mature from April 30, 2024 to January 31, 2043.
As of December 31, 2021, the information related to these offsetting arrangements were as follows (in thousands):

Instrument Description	Gross Amounts of Recognized Assets / Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets / Liabilities Included in the Consolidated Balance Sheet	Notional Amount
Assets:
Derivatives designated as hedging instruments	$17,475	$(1,815)	$15,660	$421,281
Derivatives not designated as hedging instruments	9,198	—	9,198	345,258
Total derivative assets	$26,673	$(1,815)	$24,858	$766,539

Liabilities:
Derivatives designated as hedging instruments	(54,017)	1,815	(52,202)	1,110,729
Derivatives not designated as hedging instruments	(29,856)	—	(29,856)	621,884
Total derivative liabilities	$(83,873)	$1,815	$(82,058)	$1,732,613
Total	$(57,200)	$—	$(57,200)	$2,499,152
The (gains) losses on derivatives designated as cash flow hedges recognized into OCI, before tax effect, consisted of the following (in thousands):

	Three months ended September 30,
	2022	2021
Derivatives designated as cash flow hedges:
Interest rate swaps	$(60,900)	$1,315

	Nine months ended September 30,
	2022	2021
Derivatives designated as cash flow hedges:
Interest rate swaps	$(171,664)	$(23,748)
The (gains) losses on derivatives financial instruments recognized into the consolidated statements of operations, before tax effect, consisted of the following (in thousands):

	Three months ended September 30,
	2022		2021
	Interest expense, net	Other expense, net	Interest expense, net	Other expense, net
Derivatives designated as cash flow hedges:
Interest rate swaps:
Losses reclassified from AOCI into income	$(7,887)	$—	$6,434	$—
Derivatives not designated as cash flow hedges:
Interest rate swaps:
Gains recognized into income	—	(71,825)	—	(4,261)
Total losses (gains)	$(7,887)	$(71,825)	$6,434	$(4,261)

	Nine months ended September 30,
	2022		2021
	Interest expense, net	Other expense, net	Interest expense, net	Other expense, net
Derivatives designated as cash flow hedges:
Interest rate swaps:
Losses reclassified from AOCI into income	$1,025	$—	$15,646	$—
Derivatives not designated as cash flow hedges:
Interest rate swaps:
Gains recognized into income	—	(192,838)	—	(23,520)
Total losses (gains)	$1,025	$(192,838)	$15,646	$(23,520)
All amounts in Accumulated other comprehensive income (loss) ("AOCI") in the consolidated statements of redeemable noncontrolling interests and equity relate to derivatives, refer to the consolidated statements of comprehensive (loss) income. The net loss (gain) on derivatives includes the tax effect of $20.3 million and $1.4 million for the three months ended September 30, 2022 and 2021, respectively, and $21.2 million and $10.3 million for the nine months ended September 30, 2022 and 2021, respectively.
During the next 12 months, the Company expects to reclassify $18.8 million of net gains on derivative instruments from accumulated other comprehensive income to earnings. There were 21 undesignated derivative instruments recorded by the Company as of September 30, 2022.

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
Under these financing obligation arrangements, wholly owned subsidiaries of the Company finance the cost of solar energy systems with investors for an initial term of 22 years, and one fund for 7 years. The solar energy systems are subject to Customer Agreements with an initial term of typically 20 or 25 years that automatically renew on an annual basis. These solar energy systems are reported under the line item solar energy systems, net in the consolidated balance sheets. As of September 30, 2022 and December 31, 2021, the cost of the solar energy systems placed in service under the financing obligation arrangements was $701.2 million and $705.4 million, respectively. The accumulated depreciation related to these assets as of September 30, 2022 and December 31, 2021 was $161.8 million and $143.2 million, respectively.
The investors make a series of large up-front payments and, in certain cases, subsequent smaller quarterly payments (lease payments) to the subsidiaries of the Company. The Company accounts for the payments received from the investors under the financing obligation arrangements as borrowings by recording the proceeds received as financing obligations on its consolidated balance sheets, and cash provided by financing activities in its consolidated statement of cash flows. These financing obligations are reduced over a period of approximately 22 years, or over 7 years in the case of one fund, by customer payments under the Customer Agreements, and proceeds from the contracted resale of SRECs as they are received by the investor. In addition, funds paid for the Commercial ITC value upfront are initially recorded as a refund liability and recognized as revenue as the associated solar energy system reaches PTO. The Commercial ITC value is reflected in cash provided by operations on the consolidated statement of cash flows. The Company accounts for the Customer Agreements, as well as the resale of SRECs consistent with the Company’s revenue recognition accounting policies as described in Note 2, Summary of Significant Accounting Policies.
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

Note 11. VIE Arrangements
The Company consolidated various VIEs at September 30, 2022 and December 31, 2021. The carrying amounts and classification of the VIEs’ assets and liabilities included in the consolidated balance sheets are as follows (in thousands):

	September 30, 2022	December 31, 2021
Assets
Current assets
Cash	$340,122	$377,044
Restricted cash	77,423	70,346
Accounts receivable, net	72,125	55,714
Inventories	63,307	93,604
Prepaid expenses and other current assets	9,599	1,519
Total current assets	562,576	598,227
Solar energy systems, net	8,526,271	7,605,769
Other assets	264,320	177,224
Total assets	$9,353,167	$8,381,220
Liabilities
Current liabilities
Accounts payable	$20,611	$26,042
Distributions payable to noncontrolling interests and redeemable noncontrolling interests	38,126	31,582
Accrued expenses and other liabilities	27,994	31,036
Deferred revenue, current portion	47,750	45,956
Deferred grants, current portion	—	997
Non-recourse debt, current portion	35,699	41,284
Total current liabilities	170,180	176,897
Deferred revenue, net of current portion	551,893	484,429
Deferred grants, net of current portion	—	24,637
Non-recourse debt, net of current portion	1,401,667	1,441,324
Other liabilities	14,489	25,205
Total liabilities	$2,138,229	$2,152,492
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

Note 13. Stock-Based Compensation
Stock Options
The following table summarizes the activity for all stock options under all of the Company’s equity incentive plans for the nine months ended September 30, 2022 (shares and aggregate intrinsic value in thousands):

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2021	6,257	$13.60	6.19	$140,326
Granted	931	28.08
Exercised	(1,121)	8.66
Canceled	(526)	26.10
Outstanding at September 30, 2022	5,541	$15.84	5.86	$78,880

Options vested and exercisable at September 30, 2022	3,974	$10.56	4.70	$73,057
Restricted Stock Units
The following table summarizes the activity for all restricted stock units (“RSUs”) under all of the Company’s equity incentive plans for the nine months ended September 30, 2022 (shares in thousands):

	Number of Awards	Weighted Average Grant Date Fair Value
Unvested balance at December 31, 2021	4,485	$42.73
Granted	4,051	27.57
Issued	(2,532)	41.21
Canceled / forfeited	(1,308)	36.23
Unvested balance at September 30, 2022	4,696	$32.26
Warrants for Strategic Partners
The Company has issued warrants for up to 846,943 shares of its common stock to certain strategic partners (calculated using the respective quarter of grant's closing stock price). The exercise price of each warrant is $0.01 per share, and 330,329 warrants were exercised during the nine months ended September 30, 2022. There were no warrants exercised during the nine months ended September 30, 2021. The Company recognized stock-based compensation expense of $1.1 million and $3.0 million during the three months ended September 30, 2022 and 2021, respectively, and $3.2 million and $8.1 million during the nine months ended September 30, 2022 and 2021, respectively, under performance and time-based warrants.
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

Stock-Based Compensation Expense
The Company recognized stock-based compensation expense, including ESPP expenses, in the consolidated statements of operations as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Cost of customer agreements and incentives	$1,776	$3,136	$7,132	$7,360
Cost of solar energy systems and product sales	1,741	1,588	6,755	3,937
Sales and marketing	10,418	23,856	48,042	74,189
Research and development	464	703	2,160	2,182
General and administration	8,431	9,979	24,613	73,086
Total	$22,830	$39,262	$88,702	$160,754
During the three and nine months ended September 30, 2022, stock-based compensation expense capitalized to solar energy systems, net in the Company’s consolidated balance sheet was $2.7 million and $10.1 million, respectively.

Note 14. Income Taxes

The income tax benefit rate for the three months ended September 30, 2022 and 2021 was 0.0% and (4.3)%, respectively, and for the nine months ended September 30, 2022 and 2021 was 0.0% and 2.8%, respectively. The differences between the actual consolidated effective income tax rate and the U.S. federal statutory rate were primarily attributable to the allocation of losses on noncontrolling interests and income tax expense or benefit related to the valuation allowance.

The Company sells solar energy systems to investment Funds. As the investment Funds are consolidated by the Company, the gain on the sale of the assets has been eliminated in the consolidated financial statements, however gains on sale are recognized for tax purposes and the tax effects of which, both current and deferred, are included in the Company’s income tax provision.

Note 15. Commitments and Contingencies
Letters of Credit
As of September 30, 2022 and December 31, 2021, the Company had $27.7 million and $23.2 million, respectively, of unused letters of credit outstanding, which each carry fees of 2.13% - 3.25% per annum and 1.25% - 3.25% per annum, respectively.
Guarantees
Certain tax equity funds and debt facilities require the Company to maintain an aggregate amount of $35.0 million of unencumbered cash and cash equivalents at the end of each month.
Purchase Commitment
The Company entered into purchase commitments, which have the ability to be canceled without significant penalties, with multiple suppliers to purchase $433.5 million of photovoltaic modules, inverters and batteries by the end of 2023.

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
Commercial ITC Indemnification
The Company is contractually committed to compensate certain investors for any losses that they may suffer in certain limited circumstances resulting from reductions in Commercial ITCs. Generally, such obligations would arise as a result of reductions to the value of the underlying solar energy systems as assessed by the Internal Revenue Service (the “IRS”). The Company set the purchase prices and claimed values based on fair market values determined with the assistance of an independent third-party appraisal with respect to the systems that generate Commercial ITCs that are passed-through to, and claimed by, the Fund investors. In April 2018, the Company purchased an insurance policy providing for certain payments by the insurers in the event there is a final determination (including a judicial determination) that reduced the Commercial ITCs claimed in respect of solar energy systems sold or transferred to most Funds through April 2018, or later, in the case of Funds added to the policy after such date. In general, the policy indemnifies the Company and related parties for additional taxes (including penalties and interest) owed in respect of lost Commercial ITCs, gross-up costs and expenses incurred in defending such claim, subject to negotiated exclusions from, and limitations to, coverage. The Company purchased similar additional insurance policies in January 2021 and in October 2022.

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

In December 2019, ten customers who signed residential power purchase agreements named Vivint Solar in a putative class action lawsuit captioned Dekker v. Vivint Solar, Inc. (N.D. Cal.), alleging that the agreements contain unlawful termination fee provisions. The Company disputes the allegations in the complaint. On January 17, 2020, the Company moved to compel arbitration with respect to nine of the ten plaintiffs whose contracts included arbitration provisions. The court issued an order compelling eight plaintiffs to pursue their claims in arbitration but subsequently rescinded the order as to certain plaintiffs. The Court of Appeals for the Ninth Circuit reversed the court’s order rescinding its order compelling certain plaintiffs to arbitrate. At this time, one plaintiff's claims remain pending before the court as a class action, one plaintiff’s claims are in arbitration, and the remaining plaintiffs' claims have been resolved on an individual basis. In the class action that remains pending before the court, the plaintiff filed a motion for class certification, and on March 18, 2022, the court certified a class of customers (approximately 1,000) who are subject to the 2012 version of the Vivint Solar Power Purchase Agreement. While Vivint Solar believes that the claims against it are without merit, in view of the cost and risk of continuing to defend the action, Vivint Solar mediated the action on June 2, 2022 and July 19, 2022, and reached an agreement to resolve the action on a class-wide basis. The parties agreed to modify the termination fee provisions in the 2012 version of the Vivint Solar Power Purchase Agreement. The settlement agreement does not call for any cash payment by Vivint Solar to the class members. The court has scheduled the final approval hearing for February 15, 2023. Once the court grants final approval, attorneys’ fees or costs for class counsel and any incentive payment for the lead plaintiff will be determined via a motion to the court, and Vivint Solar reserves the right to oppose any such motion. With these recent developments, the Company does not currently believe that this matter will have a material impact on the Company's consolidated financial statements.

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

Note 16. Earnings Per Share
The computation of the Company’s basic and diluted net income (loss) per share is as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Numerator:
Net income (loss) used in computing basic net income (loss) per share attributable to common stockholders	$210,560	$24,129	$110,356	$(40,904)
Add: Senior Convertible Notes discount amortization	571	—	1,692	—
Net income (loss) used in computing diluted net income (loss) per share attributable to common stockholders	$211,131	$24,129	$112,048	$(40,904)
Denominator:
Basic shares:
Weighted average shares used to compute net income (loss) per share attributable to common stockholders	212,696	206,103	210,609	204,355
Weighted average effect of potentially dilutive shares to purchase common stock	8,154	6,913	8,053	—
Diluted shares:
Weighted average shares used to compute net income (loss) per share attributable to common stockholders	220,850	213,016	218,662	204,355
Net income (loss) per share attributable to common stockholders
Basic	$0.99	$0.12	$0.52	$(0.20)
Diluted	$0.96	$0.11	$0.51	$(0.20)

The following shares were excluded from the computation of diluted net income (loss) per share as the impact of including those shares would be anti-dilutive (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Outstanding stock options	1,686	835	1,703	743
Unvested restricted stock units	1,576	1,954	3,282	1,418
Capped Calls for Senior Convertible Notes	3,392	3,392	3,392	3,041
Total	6,654	6,181	8,377	5,202

Note 17. Related Party Transactions

Advances Receivable—Related Party

Net amounts due from direct-sales professionals were $15.9 million and $11.2 million as of September 30, 2022 and December 31, 2021, respectively. The Company provided a reserve of $1.8 million and $1.4 million as of September 30, 2022 and December 31, 2021, respectively, related to advances to direct-sales professionals who have terminated their employment agreement with the Company.

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
We have experienced substantial growth in our business and operations since our inception in 2007, as well as through our acquisition of Vivint Solar in 2020. As of September 30, 2022, we operated the largest fleet of residential solar energy systems in the United States. We have a Networked Solar Energy Capacity of 5,392 megawatts as of September 30, 2022, which represents the aggregate megawatt production capacity of our solar energy systems that have been recognized as deployments, from our inception through the measurement date. Gross Earning Assets as of September 30, 2022 were approximately $11.5 billion. Please see the section entitled “Key Operating Metrics” for more details on how we calculate Networked Solar Energy Capacity and Gross Earning Assets.
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
As of September 30, 2022, we had 62 active investment funds, which are described below. We have established different types of investment funds to implement our asset monetization strategy. Depending on the nature of the investment fund, cash may be contributed to the investment fund by the investor upfront or in stages based on milestones associated with the design, construction or interconnection status of the solar energy systems. The cash contributed by the fund investor is used by the investment fund to purchase solar energy systems. The investment funds either own or enter into a master lease with a Sunrun subsidiary for the solar energy systems, Customer Agreements and associated incentives. We receive on-going cash distributions from the investment funds representing a portion of the monthly customer payments received. We use the upfront cash, as well as on-going distributions to cover our costs associated with designing, purchasing and installing the solar energy systems. In addition, we also use debt, equity and other financing strategies to fund our operations. The allocation of the economic benefits between us and the fund investor and the corresponding accounting treatment varies depending on the structure of the investment fund.
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
The table below provides an overview of our current investment funds (dollars in millions):

Consolidated Joint Ventures
	Pass-Through Financing Obligations	Partnership Flip	JV Inverted Lease
Consolidation	Owner entity consolidated, tenant entity not consolidated	Single entity, consolidated	Owner and tenant entities consolidated
Balance sheet classification	Pass-through financing obligation	Redeemable noncontrolling interests and noncontrolling interests	Redeemable noncontrolling interests and noncontrolling interests
Revenue from Commercial ITCs	Recognized on the permission to operate ("PTO") date	None	None
Method of calculating investor interest	Effective interest rate method	Greater of HLBV or redemption value	Greater of HLBV or redemption value
Liability balance as of September 30, 2022	$307.9	N/A	N/A
Noncontrolling interest balance (redeemable or otherwise) as of September 30, 2022	N/A	$1,428.1	$6.7

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

	As of September 30,
	2022	2021
Networked Solar Energy Capacity (megawatts)	5,392	4,457
Customers	759,937	630,441

	As of September 30,
	2022	2021

	(in thousands)
Gross Earning Assets Contracted Period	$8,159,595	$6,229,446
Gross Earning Assets Renewal Period	3,358,679	2,928,806
Gross Earning Assets	$11,518,274	$9,158,252

The tables below provide a range of Gross Earning Asset amounts if different default, discount and purchase and renewal assumptions were used.
Gross Earning Assets Contracted Period:

	As of September 30, 2022
	Discount rate
Default rate	3%	4%	5%	6%	7%

	(in thousands)
5%	$9,489,070	$8,653,051	$7,926,863	$7,293,376	$6,738,447
0%	$9,783,286	$8,914,152	$8,159,595	$7,501,707	$6,925,705
Gross Earning Assets Renewal Period:

	As of September 30, 2022
	Discount rate
Purchase or Renewal rate	3%	4%	5%	6%	7%

	(in thousands)
80%	$4,348,699	$3,554,999	$2,917,670	$2,403,932	$1,988,249
90%	$5,004,295	$4,091,652	$3,358,679	$2,767,731	$2,289,481
100%	$5,659,888	$4,628,302	$3,799,685	$3,131,528	$2,590,712

Total Gross Earning Assets:

	As of September 30, 2022
	Discount rate
Purchase or Renewal rate	3%	4%	5%	6%	7%

	(in thousands)
80%	$14,131,985	$12,469,151	$11,077,265	$9,905,638	$8,913,954
90%	$14,787,580	$13,005,804	$11,518,274	$10,269,438	$9,215,186
100%	$15,443,174	$13,542,454	$11,959,281	$10,633,235	$9,516,416

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
Consideration from customers is considered variable due to the performance guarantee under Customer Agreements and liquidated damage provisions under SREC contracts in the event minimum deliveries are not achieved. Customer Agreements with a performance guarantee provide a credit to the customer if the system's cumulative production, as measured on various PTO anniversary dates, is below our guarantee of a specified minimum. Revenue is recognized to the extent it is probable that a significant reversal of such revenue will not occur. If our estimate of the future production shortfall amount for Customer Agreements with a performance guarantee was 10% higher, the additional reduction to revenue in the nine months ended September 30, 2022 would have been less than $2.2 million. Our estimated production shortfall reduced revenue during the nine months ended September 30, 2022 by less than $5.5 million more than the prior year's period. We have historically estimated an immaterial amount of liquidated damages pursuant to SREC contracts, and actual damages have not been materially different from estimates, nor material in amount during the nine months ended September 30, 2022 and 2021.
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
Circumstances that could indicate impairment and require us to perform a quantitative impairment test include a significant decline in our financial results, a significant decline in our enterprise value relative to our net book value, a sustained decline in our stock price, or an unanticipated change in competition or our market share and a significant change in our strategic plans. As of October 1, 2022, we concluded that our fair value exceeded our carrying value. Since December 31, 2021, the price of our common stock has declined. A sustained decrease in the price of our common stock is one of the qualitative factors to be considered as part of an impairment test when evaluating whether events or changes in circumstances may indicate that it is more likely than not that a potential goodwill impairment exists. We will continue monitoring the analysis of the qualitative and quantitative factors used as a basis for the goodwill impairment test during the remainder of fiscal year 2022.
In performing the assessment, we performed a qualitative assessment and determined there were no indicators of impairment. To corroborate this conclusion, we compared the carrying value of our one reporting unit to our market capitalization and concluded that there was no goodwill impairment during the nine months ended September 30, 2022 and 2021.

Impairment of Long-Lived Assets
The carrying amounts of our long-lived assets, including solar energy systems and definite-lived intangible assets, are periodically reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable or that the useful life is shorter than originally estimated. Factors that we consider in deciding when to perform an impairment review would include significant negative industry or economic trends, and significant changes or planned changes in our use of the assets. Recoverability of these assets is measured by comparison of the carrying amount of each asset group to the future undiscounted cash flows the asset is expected to generate over its remaining life. If the asset is considered to be impaired, the amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset. If the useful life is shorter than originally estimated, we amortize the remaining carrying value over the new shorter useful life. During the nine months ended September 30, 2022 and 2021, there were no indicators of impairment and therefore no cash flow analysis was performed.
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
The calculation of HLBV does not require estimates since each HLBV calculation is based upon the liquidation provisions of each fund’s contractual agreement. The calculation of the redeemable noncontrolling interest balance involves estimates such as a discount rate used in net present value calculations, and customer default rates. If the assumptions used for each of these were 10% higher, the impact to the aggregate redeemable noncontrolling interest balance as of September 30, 2022 would be a reduction of $7.4 million.

Results of Operations
The results of operations presented below should be reviewed in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

	(in thousands, except per share data)
Revenue:
Customer agreements and incentives	$271,211	$231,869	$740,789	$625,939
Solar energy systems and product sales	360,695	206,896	971,481	548,786
Total revenue	631,906	438,765	1,712,270	1,174,725
Operating expenses:
Cost of customer agreements and incentives	209,539	174,457	613,878	512,073
Cost of solar energy systems and product sales	311,782	172,538	854,105	458,208
Sales and marketing	193,992	171,462	556,346	442,174
Research and development	4,398	5,602	16,794	16,624
General and administrative	47,099	51,290	140,126	199,836
Amortization of intangible assets	1,341	1,341	4,023	4,029
Total operating expenses	768,151	576,690	2,185,272	1,632,944
Loss from operations	(136,245)	(137,925)	(473,002)	(458,219)
Interest expense, net	(117,214)	(89,096)	(312,513)	(238,365)
Other income (expense), net	97,953	(4,332)	263,784	18,462
Loss before income taxes	(155,506)	(231,353)	(521,731)	(678,122)
Income tax expense (benefit)	—	9,980	—	(19,058)
Net loss	(155,506)	(241,333)	(521,731)	(659,064)
Net loss attributable to noncontrolling interests and redeemable noncontrolling interests	(366,066)	(265,462)	(632,087)	(618,160)
Net income (loss) attributable to common stockholders	$210,560	$24,129	$110,356	$(40,904)
Net income (loss) per share attributable to common stockholders
Basic	$0.99	$0.12	$0.52	$(0.20)
Diluted	$0.96	$0.11	$0.51	$(0.20)
Weighted average shares used to compute income (loss) per share attributable to common stockholders
Basic	212,696	206,103	210,609	204,355
Diluted	220,850	213,016	218,662	204,355

Comparison of the Three Months Ended September 30, 2022 and 2021
Revenue

	Three Months Ended September 30,		Change
	2022	2021	$	%

	(in thousands)
Customer agreements	$234,219	$194,924	$39,295	20%
Incentives	36,992	36,945	47	—%
Customer agreements and incentives	271,211	231,869	39,342	17%

Solar energy systems	241,697	127,936	113,761	89%
Products	118,998	78,960	40,038	51%
Solar energy systems and product sales	360,695	206,896	153,799	74%
Total revenue	$631,906	$438,765	$193,141	44%
Customer Agreements and Incentives. The $39.3 million increase in revenue from Customer Agreements was primarily due to new systems placed in service in the period from October 1, 2021 through September 30, 2022, plus a full quarter of revenue recognized in the third quarter of 2022 for systems placed in service in the third quarter of 2021 versus only a partial amount of such revenue related to the period in which the assets were in service in 2021. Revenue from incentives consists primarily of sales of SRECs. Revenue from incentives remained consistent with the prior year period.
Solar Energy Systems and Product Sales. Revenue from solar energy systems sales increased by $113.8 million compared to the prior year due to overall increased demand for solar energy systems in the marketplace, particularly through retail partners. Additionally, the average price of system sales increased 12% from the prior year period. Product sales increased by $40.0 million, primarily due to overall increased demand for solar energy related products and services in the marketplace.
Operating Expenses

	Three Months Ended September 30,		Change
	2022	2021	$	%

	(in thousands)
Cost of customer agreements and incentives	$209,539	$174,457	$35,082	20%
Cost of solar energy systems and product sales	311,782	172,538	139,244	81%
Sales and marketing	193,992	171,462	22,530	13%
Research and development	4,398	5,602	(1,204)	(21)%
General and administrative	47,099	51,290	(4,191)	(8)%
Amortization of intangible assets	1,341	1,341	—	—%
Total operating expenses	$768,151	$576,690	$191,461	33%
Cost of Customer Agreements and Incentives. The $35.1 million increase in Cost of customer agreements and incentives was primarily due to the new systems placed in service in the period from October 1, 2021 through September 30, 2022, plus a full quarter of costs recognized in the third quarter of 2022 for systems placed in service in the third quarter of 2021 versus only a partial amount of such expenses related to the period in which the assets were in service in 2021.
The cost of Customer Agreements and incentives increased to 77% of revenue from customer agreements and incentives during the three months ended September 30, 2022, from 75% during the three months ended September 30, 2021. For the three months ended September 30, 2022, the cost of Customer Agreement and incentives includes $2.0 million related to upgrading some of our fleet, as necessary, to enable the transition from 3G to 4G technology.

Cost of Solar Energy Systems and Product Sales. The $139.2 million increase in Cost of solar energy systems and product sales was due to the corresponding net increase in the solar energy systems and product sales discussed above.
The cost of solar energy systems and product sales increased to 86% of revenue from solar energy systems and product sales during the three months ended September 30, 2022, from 83% during the three months ended September 30, 2021, primarily as a result of operational efficiencies, as well as pricing increases.
Sales and Marketing Expense. The $22.5 million increase in Sales and marketing expense was primarily attributable increases in headcount driving higher employee compensation and costs to acquire customers through our sales lead generating partners. Additionally, there was an increase of $0.5 million in severance related costs incurred during the three months ended September 30, 2022. Included in sales and marketing expense is $9.8 million and $6.5 million of amortization of costs to obtain Customer Agreements for the three months ended September 30, 2022 and 2021, respectively.
Research and Development Expense. The $1.2 million decrease in Research and development expense was primarily attributable to a decrease headcount lowering employee compensation costs.
General and Administrative Expense. The $4.2 million decrease in General and administrative expenses was primarily attributable to decreases in headcount driving lower employee compensation.
Non-Operating Expenses, net

	Three Months Ended September 30,		Change
	2022	2021	$	%

	(in thousands)
Interest expense, net	$(117,214)	$(89,096)	$(28,118)	32%
Other income (expenses), net	$97,953	$(4,332)	$102,285	(2,361)%

Interest Expense, net. The increase in Interest expense, net of $28.1 million is primarily related to additional non-recourse debt entered into subsequent to September 30, 2021. Included in net interest expense is $7.1 million and $6.6 million of non-cash interest recognized under Customer Agreements that have a significant financing component for the three months ended September 30, 2022 and 2021, respectively.

Other Income (Expenses), net. The increase in other income (expenses), net of $102.3 million relates primarily to gains on derivatives recognized in the three months ended September 30, 2022, with no such comparable activity in the three months ended September 30, 2021. Additionally, there was a net gain of $26.0 million recognized on the extinguishment of debt in the three months ended September 30, 2022, compared with a net loss of $6.0 million on the early extinguishment of debt in the three months ended September 30, 2021.
Income Tax Expense

	Three Months Ended September 30,		Change
	2022	2021	$	%

	(in thousands)
Income tax expense	$—	$9,980	$(9,980)	(100)%

The decrease in income tax expense of $10.0 million is primarily attributable to an increase in tax benefit related to the valuation allowance, offset by an increase of the allocation of losses on noncontrolling interests and decreased losses before income taxes.

Net Loss Attributable to Noncontrolling Interests and Redeemable Noncontrolling Interests

	Three Months Ended September 30,		Change
	2022	2021	$	%

	(in thousands)
Net loss attributable to noncontrolling interests and redeemable noncontrolling interests	$(366,066)	$(265,462)	$(100,604)	38%

Net loss attributable to noncontrolling interests and redeemable noncontrolling interests was primarily the result of an addition of five other new investment funds since September 30, 2021, for which the HLBV method is used in determining the amount of net loss attributable to noncontrolling interests. Redeemable noncontrolling interests generally allocates more loss to the noncontrolling interest in the first several years after fund formation.

Comparison of the Nine Months Ended September 30, 2022 and 2021
Revenue

	Nine Months Ended September 30,		Change
	2022	2021	$	%

	(in thousands)
Customer agreements	$656,724	$549,689	$107,035	19%
Incentives	84,065	76,250	7,815	10%
Customer agreements and incentives	740,789	625,939	114,850	18%

Solar energy systems	651,010	307,408	343,602	112%
Products	320,471	241,378	79,093	33%
Solar energy systems and product sales	971,481	548,786	422,695	77%
Total revenue	$1,712,270	$1,174,725	$537,545	46%
Customer Agreements and Incentives. The $107.0 million increase in revenue from Customer Agreements was primarily due to new systems placed in service in the period from October 1, 2021 through September 30, 2022, plus a full nine months of revenue recognized in 2022 for systems placed in service in the first nine months of 2021 versus only a partial amount of such revenue related to the period in which the assets were in service in 2021. Revenue from incentives consists primarily of sales of SRECs. The $7.8 million increase relates to the timing and volume of SREC sales which are responsive to market conditions.
Solar Energy Systems and Product Sales. Revenue from solar energy systems sales increased by $343.6 million compared to the prior year due to overall increased demand for solar energy systems in the marketplace, particularly through retail partners. Additionally, the average price of system sales increased 15% from the prior year period. Product sales increased by $79.1 million, primarily due to overall increased demand for solar energy related products and services in the marketplace.

Operating Expenses

	Nine Months Ended September 30,		Change
	2022	2021	$	%

	(in thousands)
Cost of customer agreements and incentives	$613,878	$512,073	$101,805	20%
Cost of solar energy systems and product sales	854,105	458,208	395,897	86%
Sales and marketing	556,346	442,174	114,172	26%
Research and development	16,794	16,624	170	1%
General and administrative	140,126	199,836	(59,710)	(30)%
Amortization of intangible assets	4,023	4,029	(6)	—%
Total operating expenses	$2,185,272	$1,632,944	$552,328	34%
Cost of Customer Agreements and Incentives. The $101.8 million increase in Cost of customer agreements and incentives was primarily due to the new systems placed in service in the period from October 1, 2021 through September 30, 2022, plus a full nine months of costs recognized in 2022 for systems placed in service in the nine months of 2021 versus only a partial amount of such expenses related to the period in which the assets were in service in 2021.
The cost of Customer Agreements and incentives remained consistent with the prior year's period at 83% of revenue from customer agreements and incentives during the nine months ended September 30, 2022. For the nine months ended September 30, 2022, the cost of Customer Agreement and incentives includes $12.5 million related to upgrading some of our fleet, as necessary, to enable the transition from 3G to 4G technology.
Cost of Solar Energy Systems and Product Sales. The $395.9 million increase in Cost of solar energy systems and product sales was due to the corresponding net increase in the solar energy systems and product sales discussed above.
The cost of solar energy systems and product sales increased to 88% of revenue from solar energy systems and product sales during the nine months ended September 30, 2022, from 83% during the nine months ended September 30, 2021, primarily as a result of operational efficiencies, as well as pricing increases.
Sales and Marketing Expense. The $114.2 million increase in Sales and marketing expense was primarily attributable increases in headcount driving higher employee compensation and costs to acquire customers through our sales lead generating partners. Additionally, there was an increase of $4.2 million in severance related costs incurred during the nine months ended September 30, 2022. Included in sales and marketing expense is $27.1 million and $16.1 million of amortization of costs to obtain Customer Agreements for the nine months ended September 30, 2022 and 2021, respectively.
Research and Development Expense. The $0.2 million increase in Research and development expense was primarily attributable to an increase in average headcount driving higher employee compensation costs.
General and Administrative Expense. The $59.7 million decrease in General and administrative expenses was primarily attributable to a decrease in stock-based compensation expense. This decrease in stock-based compensation was primarily attributable to $36.4 million of expense for Vivint Solar recognized during the nine months ended September 30, 2021, which was based on the fair value at the time of the acquisition and the underlying awards have since fully vested. Additionally, there were decreases related to consulting costs and $11.7 million in severance related integration costs, when compared to the nine months ended September 30, 2021.

Non-Operating Expenses, net

	Nine Months Ended September 30,		Change
	2022	2021	$	%

	(in thousands)
Interest expense, net	$(312,513)	$(238,365)	$(74,148)	31%
Other income, net	$263,784	$18,462	$245,322	1,329%

Interest Expense, net. The increase in Interest expense, net of $74.1 million is primarily related to additional non-recourse debt entered into subsequent to September 30, 2021. Included in net interest expense is $21.0 million and $19.5 million of non-cash interest recognized under Customer Agreements that have a significant financing component for the nine months ended September 30, 2022 and 2021, respectively.

Other Income, net. The increase in other income of $245.3 million relates primarily to gains on derivatives recognized in the nine months ended September 30, 2022, as well as a $47.3 million gain on an equity investment, with no such comparable activity in the nine months ended September 30, 2021.
Income Tax Benefit

	Nine Months Ended September 30,		Change
	2022	2021	$	%

	(in thousands)
Income tax benefit	$—	$(19,058)	$19,058	(100)%

The decrease in income tax benefit of $19.1 million is primarily attributable to a decrease of losses before income taxes and decrease of tax benefit from stock-based compensation, offset by an increase in tax benefit related to the valuation allowance.
Net Loss Attributable to Noncontrolling Interests and Redeemable Noncontrolling Interests

	Nine Months Ended September 30,		Change
	2022	2021	$	%

	(in thousands)
Net loss attributable to noncontrolling interests and redeemable noncontrolling interests	$(632,087)	$(618,160)	$(13,927)	2%

Net loss attributable to noncontrolling interests and redeemable noncontrolling interests was primarily the result of an addition of five other new investment funds since September 30, 2021, for which the HLBV method is used in determining the amount of net loss attributable to noncontrolling interests. Redeemable noncontrolling interests generally allocates more loss to the noncontrolling interest in the first several years after fund formation.

Liquidity and Capital Resources

As of September 30, 2022, we had cash of $672.1 million, which consisted of cash held in checking and savings accounts with financial institutions. We finance our operations mainly through a variety of financing fund arrangements that we have formed with fund investors, cash generated from our sources of revenue and borrowings from secured credit facilities arrangements with syndicates of banks and from secured, long-term non-recourse loan arrangements. In 2021, we received $1.8 billion of new commitments on secured credit facilities arrangements with syndicates of banks and $888.7 million of commitments from secured, long-term non-recourse loan arrangements. Our principal uses of cash are funding our business, including the costs of acquisition and installation of solar energy systems, satisfaction of our obligations under our debt instruments and other working capital requirements. As of September 30, 2022, we had outstanding borrowings of $506.0 million on our $600.0 million corporate bank line of credit maturing in January 2025. Additionally, we have purchase commitments, which have the ability to be canceled without significant penalties, with multiple suppliers to purchase $433.5 million of photovoltaic modules, inverters and batteries by the end of 2022. In January 2021, we issued $400.0 million of convertible senior notes with a maturity date of February 1, 2026, for net proceeds of approximately $389.0 million. Our business model requires substantial outside financing arrangements to grow the business and facilitate the deployment of additional solar energy systems. The solar energy systems that are operational are expected to generate a positive return rate over the term of the Customer Agreement, typically 20 or 25 years. However, in order to grow, we will continue to be dependent on financing from outside parties. If financing is not available to us on acceptable terms if and when needed, we may be required to reduce planned spending, which could have a material adverse effect on our operations. While there can be no assurances, we anticipate raising additional required capital from new and existing investors. We believe our cash, investment fund commitments and available borrowings as further described below will be sufficient to meet our anticipated cash needs for at least the next 12 months. We believe we will meet longer-term expected future cash requirements and obligations through a combination of cash flows from operating activities, available cash balances, and available credit via our credit facilities. The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2022	2021

	(in thousands)
Consolidated cash flow data:
Net cash used in operating activities	$(544,120)	$(535,829)
Net cash used in investing activities	(1,567,376)	(1,197,970)
Net cash provided by financing activities	2,217,118	1,966,712
Net change in cash and restricted cash	$105,622	$232,913
Operating Activities
During the nine months ended September 30, 2022, we used $544.1 million in net cash from operating activities. The driver of our operating cash outflow consists of the cost of our revenue, as well as sales, marketing and general and administrative costs. During the nine months ended September 30, 2022, our operating cash outflows were $282.6 million from our net loss excluding non-cash and non-operating items. Changes in working capital resulted in a net cash outflow of $261.5 million.

During the nine months ended September 30, 2021, we used $535.8 million in net cash from operating activities. The driver of our operating cash outflow consists of the cost of our revenue, as well as sales, marketing and general and administrative costs. During the nine months ended September 30, 2021, our operating cash outflows were $208.2 million from our net loss excluding non-cash and non-operating items. Changes in working capital resulted in a net cash inflow of $327.6 million.
Investing Activities
During the nine months ended September 30, 2022, we used $1,567.4 million in cash in investing activities. The majority was used to design, acquire and install solar energy systems and components under our long-term Customer Agreements. Included within cash used in investing activities during the nine months ended September 30, 2022, was a $75.0 million contribution we made as an additional investment in our home electrification venture with SK E&S Co., Ltd.
During the nine months ended September 30, 2021, we used $1,198.0 million in cash in investing activities. The majority was used to design, acquire and install solar energy systems and components under our long-term Customer Agreements.
Financing Activities
During the nine months ended September 30, 2022, we generated $2,217.1 million from financing activities. This was primarily driven by $774.9 million in net proceeds from fund investors, $1,467.5 million in net proceeds from debt and $22.6 million in net proceeds from stock-based awards activity, offset by $37.4 million in acquisition of noncontrollling interests and $10.5 million in repayments under finance lease obligations.

During the nine months ended September 30, 2021, we generated $1,966.7 million from financing activities. This was primarily driven by $748.1 million in net proceeds from fund investors, $1,246.1 million in net proceeds from debt and $23.4 million in net proceeds from stock-based awards activity, offset by $41.6 million in acquisition of noncontrollling interests and $9.2 million in repayments under finance lease obligations.

Debt and Investing Fund Commitments
As of September 30, 2022, we had committed and available capital of approximately $288.4 million that may only be used to purchase and install solar energy systems. We intend to establish new investment funds in the future, and we may also use debt, equity or other financing strategies to finance our business. For a discussion of the terms and conditions of debt instruments and changes thereof in the period, refer to Note 8, Indebtedness, to our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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
In connection with that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective and designed to provide reasonable assurance that the information required to be disclosed is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms as of September 30, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15I and 15d-15I under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

We face competition from other residential solar service providers, and we also may face competition from new entrants into the market as a result of the passage of the Inflation Reduction Act of 2022 (the “IRA”) and its anticipated impacts and benefits to the solar industry. Some of these competitors may have a higher degree of brand name recognition, differing business and pricing strategies, lower barriers to entry into the solar market, and greater capital resources than we have, as well as extensive knowledge of our target markets. If we are unable to establish or maintain a consumer brand that resonates with customers, maintain high customer satisfaction, or compete with the pricing offered by our competitors, our sales and market share position may be adversely affected, as our growth is dependent on originating new customers. We also face competitive pressure from companies that may offer lower-priced consumer offerings than we do.

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

As the solar industry grows and evolves, we will continue to face existing competitors as well as new competitors who are not currently in the market (including those resulting from the consolidation of existing competitors) that achieve significant developments in alternative technologies or new products such as storage solutions, EV chargers, loan products, or other programs related to third-party ownership. Our failure to adapt to changing market conditions, to compete successfully with existing or new competitors and to adopt new or enhanced technologies could limit our growth and have a material adverse effect on our business and prospects.

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

While interest rates have been at long-term historic lows in recent years, they have recently increased, and may continue increasing in the near future. Rising interest rates, including recent historic increases starting in 2021 and continuing into 2022, have and may continue to result in a decrease in our advance rates, reducing the proceeds we receive from certain investment funds. Because our financing structure is sensitive to volatility in interest rates, higher rates increase our cost of capital and may decrease the amount of capital available to us to finance the deployment of new solar energy systems. Our future success depends on our ability to raise capital from fund investors and obtain secured lending to help finance the deployment of our solar service offerings. Part of our business strategy is to seek to reduce our cost of capital through these arrangements to improve our margins, offset reductions in government incentives and maintain the price competitiveness of our solar service offerings. Rising base interest rates or credit spreads, which could be worsened by inflation, an economic recession, or other variables, may have an adverse impact on our ability to offer attractive pricing on our solar service offerings to customers, which could negatively impact sales of our solar energy offerings, and our cash flows. Because we typically enter into interest rate hedges shortly after the installation of a system, we are subject to higher interest rate risk between customer pricing through installation, which may cause volatility to our cash flows.

The majority of our cash flows to date have been from solar service offerings under Customer Agreements that have been monetized under various investment fund structures. One of the components of this monetization is the present value of the payment streams from customers who enter into these Customer Agreements. If the rate of return required by capital providers, including debt providers, rises as a result of a rise in interest rates, it will reduce the present value of the customer payment stream and consequently reduce the total value derived from this monetization. Any measures that we could take to mitigate the impact of rising interest rates could ultimately have an adverse impact on the value proposition that we offer customers.

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

Additionally, as discussed above, further reductions in the Commercial ITC as scheduled may impact the attractiveness of solar energy to certain customers and could potentially harm our business. Further reductions in, eliminations of, or expirations of, governmental incentives such as the Residential Energy Efficient Property Credit could reduce the number of customers who choose to purchase our solar energy systems.

Servicing our debt requires a significant amount of cash to comply with certain covenants and satisfy payment obligations, and we may not have sufficient cash flow from our business to pay our substantial debt and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.

We have substantial amounts of debt, including our Notes, our $600.0 million credit facility and the non-recourse debt facilities entered into by our subsidiaries, as discussed in more detail in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements, in each case, included in this periodic report. Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness depends on our future performance, which is subject to economic, financial, competitive, and other factors beyond our control. Our business may not continue to generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures to operate our business. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to timely repay or otherwise refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations and negatively impact our financial condition and prospects.

Indebtedness under certain of our Senior and Subordinated Debt Facilities bear interest at variable interest rates based on LIBOR, while our credit facility and certain other Senior and Subordinated Debt Facilities accrue interest at variable interest rates based on the Secured Overnight Financing Rate (or other benchmark rates based thereof, collectively, “SOFR”). The potential replacement of LIBOR with SOFR or an alternative reference rate in the applicable debt facilities where interest and interest rate hedge payments are based on LIBOR may adversely affect interest rates charged with respect to such facilities and may otherwise affect our financial condition and results of operations. Our debt facilities accruing interest based on SOFR may suffer from potential volatility and uncertainty around SOFR as a LIBOR replacement rate and increase our cost to hedge our floating rate exposure which could adversely affect our financial condition and results of operations.

In July 2017, the U.K. Financial Conduct Authority, the authority that regulates LIBOR, announced that it intended to stop compelling banks to submit rates for the calculation of LIBOR after 2021. In March 2021, the U.K. Financial Conduct Authority announced that all LIBOR tenors will either cease to be provided by any benchmark administrator or will no longer be representative (a) with respect to the 1-week and 2-month U.S. dollar LIBOR tenors, immediately after December 31, 2021 and (b) with respect to all other U.S. dollar LIBOR tenors, immediately after June 30, 2023. As a result, it appears highly likely that LIBOR will be discontinued or significantly modified by June 30, 2023. In July 2021, the Alternative Reference Rates Committee (“ARRC”) in the U.S., a steering committee comprised of large U.S. financial institutions and other market participants organized to ensure a successful transition away from U.S. dollar LIBOR, has identified SOFR as its preferred alternative rate to LIBOR for use in derivatives and other financial contracts that are currently indexed to LIBOR. ARRC has proposed a paced market transition plan to SOFR from U.S. dollar LIBOR and organizations are currently working on industry-wide and company-specific transition plans as relating to derivatives and cash markets exposed to U.S. dollar LIBOR. We have certain financial contracts, including many of our Senior and Subordinated Debt Facilities, that remain indexed to U.S. dollar LIBOR. Furthermore, changes in the method of determining LIBOR, or the replacement of LIBOR with an alternative reference rate, may adversely affect interest rates on our current or future indebtedness. Any transition process may involve, among other things, increased volatility or illiquidity in markets for instruments that rely on LIBOR or SOFR, reductions in the value of certain instruments or the effectiveness of related transactions such as hedges, increased borrowing costs, uncertainty under applicable documentation, or difficult and costly consent or amendment processes. We are monitoring this activity and evaluating the related risks, and any such effects of the transition away from LIBOR may result in increased borrowing costs and reduced borrowing capacity, may impair our ability to refinance our indebtedness or hedge our exposure to floating rate instruments, or may result in difficulties, complications or delays in connection with future financing efforts, any of which could adversely affect our financial condition and results of operations. In addition, certain of our debt facilities accrue interest based on SOFR. Since the initial publication of SOFR, daily changes in the rate have, on occasion, been more volatile than daily changes in comparable benchmark or market rates, and SOFR over time may bear little or no relation to the historical actual or historical indicative data. Additionally, some of our credit facilities based on SOFR include a credit adjustment on SOFR due to LIBOR representing an unsecured lending rate while SOFR represents a secured lending rate. In addition, ARRC has imposed certain curbs on interdealer trading in SOFR derivatives, which reduce market liquidity and may raise hedging costs for us as end-users. The possible volatility of, and uncertainty around, SOFR as a LIBOR replacement rate, the applicable credit adjustment, and illiquidity in SOFR derivative markets could result in higher borrowing costs for us, which would adversely affect our financial condition, and results of operations.

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

As of September 30, 2022, a substantial majority of states have adopted net metering policies. Net metering policies allow homeowners to serve their own energy load using on-site generation while avoiding the full retail volumetric charge for electricity. Electricity that is generated by a solar energy system and consumed on-site avoids a retail energy purchase from the applicable utility, and excess electricity that is exported back to the electric grid generates a retail credit within a homeowner’s monthly billing period. At the end of the monthly billing period, if the homeowner has generated excess electricity within that month, the homeowner typically carries forward a credit for any excess electricity to be offset against future utility energy purchases. At the end of an annual billing period or calendar year, utilities either continue to carry forward a credit, or reconcile the homeowner’s final annual or calendar year bill using different rates (including zero credit) for the exported electricity.

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

Some states set limits on the total percentage of a utility’s customers that can adopt net metering or set a timeline to evaluate net metering successor tariffs. For example, South Carolina passed legislation in 2019 that required review of net metering after two years. In 2021, the South Carolina Public Service Commission approved a portion of Duke Energy’s proposal that maintains the net metering framework with time-of-use rates and rejected a proposal from Dominion Energy to eliminate net metering altogether. In 2021 legislation, Illinois changed its net metering threshold from a percentage of customers to full retail net metering offered to a date certain (December 31, 2024) with a directed successor tariff that includes values that distributed resources provide to the distribution grid. New Jersey currently has no net metering cap; however, it has a threshold that triggers commission review of its net metering policy. These policies could be subject to change in the future, and other states we serve now or in the future may adopt net metering caps. If the net metering caps in these jurisdictions are reached without an extension of net metering policies, homeowners in those jurisdictions will not have access to the economic value proposition net metering provides. Our ability to sell our solar service offerings may be adversely impacted by the failure to extend existing limits to net metering or the elimination of currently existing net metering policies. The failure to adopt a net metering policy where it currently is not in place would pose a barrier to entry in those states. Most recently, on April 26, 2022, Florida Governor DeSantis vetoed legislation that would have established a threshold date and percentage trigger when retail net metering would have faced declines in the immediate export rate.

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

All states regulate investor-owned utility retail electricity pricing. In addition, there are numerous publicly owned utilities and electric cooperatives that establish their own retail electricity pricing through some form of regulation or internal process. These regulations and policies could deter potential customers from purchasing our solar service offerings. For example, some utilities in states such as Arizona and Utah have sought and secured rate design changes that reduce credit for residential solar exports to below the retail rate and impose new charges for rooftop solar customers. Utilities in additional states may follow suit. Such rate changes can include changing rates to charge lower volume-based rates—the rates charged for kilowatt hours of electricity purchased by a residential customer—while raising unavoidable fixed charges that an end customer is subject to when they purchase solar energy from third parties, and levying charges on homeowners based on their point of maximum demand during a month (referred to as “demand charge”). For example, the Arizona Public Service Company offers residential demand charge rate plans and if our solar customers have subscribed to those plans, they may not realize typical savings from our offerings. These forms of rate design could adversely impact our business by reducing the value of the electricity our solar energy systems produce compared to retail net metering, and reducing any savings customers realize by purchasing our solar service offerings. These proposals could continue or be replicated in other states. In addition to changes in general rates charged to all residential customers, utilities are increasingly seeking solar-specific charges (which may be fixed charges, capacity-based charges, or other rate charges). Any of these changes could materially reduce the demand for our offerings and could limit the number of markets in which our offerings are competitive with electricity provided by the utilities.

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

Our Customer Agreements are third-party ownership arrangements. Sales of electricity by third parties face regulatory challenges in some states and jurisdictions. These challenges pertain to issues such as whether third-party-owned systems qualify for the same rebates, tax exemptions or other non-tax incentives available for homeowner-owned solar energy systems, whether third-party-owned systems are eligible at all for these incentives, whether our customer agreements are properly characterized as leases or power purchase agreements, and whether third-party-owned systems are eligible for net metering and the associated significant cost savings. In 2021, South Carolina enacted legislation providing a solar property tax exemption. Texas and Connecticut clarified through legislation that third-party owned residential solar systems would be treated the same as customer-owned systems, and would qualify for the existing residential solar property tax exemption. Adverse regulatory treatment of third-party ownership arrangements could reduce demand for our solar service offerings, adversely impact our access to capital and cause us to increase the price we charge customers for energy.

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

Human rights issues in foreign countries and the U.S. government response to them could also disrupt our supply chain and operations. In particular, the withhold release order issued by U.S. Customs and Border Protection (CBP) on June 24, 2021 applicable to certain silica-based products manufactured in the Xinjiang Uyghur Autonomous Region of China, and any other allegations regarding forced labor in China and U.S. trade regulations to prohibit the importation of any goods derived from forced labor, could affect our operations. Further, the Uyghur Forced Labor Prevention Act that President Biden signed into law on December 23, 2021, which took effect on June 21, 2022, has affected, and may continue to affect, our supply chain and operations. Intensive examinations, withhold release orders, and related governmental procedures have resulted in supply chain and operational delays throughout the industry, and we have implemented policies and procedures to maintain compliance and minimize delays. These and other similar trade restrictions that may be imposed in the future could cause delivery and installation delays, and restrict the global supply of polysilicon and solar products. This – coupled with the passage of the Inflation Reduction Act – could result in near-term demand for available solar energy systems despite higher costs, as well as increased costs of polysilicon and the overall cost of solar energy systems, potentially reducing overall demand for our products and services.

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

Policy can impact solar installation completion timelines. For example, in fall 2022, California passed SB379, which imposes a required timeline for cities and counties to implement an online, automated solar permitting platform like SolarAPP+. Cities with more than 50,000 in population will need to have instant, online, automated residential solar permitting by September 2023, which may increase the rate at which we install solar systems.

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

We have experienced significant growth in recent periods, including as a result of our acquisition of Vivint Solar, and we intend to continue to expand our business within existing markets, such as Puerto Rico, and in a number of new locations in the future, and with our product offerings, such as EV chargers. This growth has placed, and any future growth may continue to place, a significant strain on our management, operational and financial infrastructure. In particular, we have been in the past, and may in the future, be required to expand, train and manage our growing employee base and solar partners. Our management will also be required to maintain and expand our relationships with customers, suppliers, and other third parties and attract new customers and suppliers, as well as to manage multiple geographic locations.

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

We typically bear the risk of loss and are generally obligated to cover the cost of maintenance, repair and removal for any solar energy system that we sell or lease to our investment funds. At the time we sell or lease a solar energy system to an investment fund, we enter into a maintenance services agreement where we agree to operate and maintain the system for a fixed fee that is calculated to cover our future expected maintenance costs. If our solar energy systems require an above-average amount of repairs or if the cost of repairing systems were higher than our estimate, we would need to perform such repairs without additional compensation. If our solar energy systems, more than 40% of which were located in California as of September 30, 2022, are damaged as the result of a natural disaster beyond our control, losses could exceed or be excluded from, our insurance policy limits, and we could incur unforeseen costs that could harm our business and financial condition. We may also incur significant costs for taking other actions in preparation for, or in reaction to, such events. We purchase property insurance with industry standard coverage and limits approved by an investor’s third-party insurance advisors to hedge against such risk, but such coverage may not cover our losses.

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

As of September 30, 2022, more than 40% of our customers were in California. This concentration of our customer base and operational infrastructure could lead to our business and results of operations being particularly susceptible to adverse economic, regulatory, political, weather and other conditions in this market, including the impacts of the COVID-19 pandemic, and in other markets that may become similarly concentrated, in particular the east coast, where we have seen significant growth recently.

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

Our Customer Agreements are typically for 20 or 25 years and require the customer to make monthly payments to us. Accordingly, we are subject to the credit risk of customers. As of September 30, 2022, the average FICO score of our customers under a Customer Agreement with a monthly payment schedule remained at or above 740, which is generally categorized as a “Very Good” credit profile by the Fair Isaac Corporation. However, this may decline to the extent FICO score requirements under future investment funds are relaxed. While customer defaults have been immaterial to date, we expect that the risk of customer defaults may increase as we grow our business. Due to the immaterial amount of customer defaults to date, our reserve for this exposure is minimal, and our future exposure may exceed the amount of such reserves. If we experience increased customer credit defaults, our revenue and our ability to raise new investment funds could be adversely affected. If economic conditions worsen, certain of our customers may face liquidity concerns and may be unable to satisfy their payment obligations to us on a timely basis or at all, which could have a material adverse effect on our financial condition and results of operations.

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

Any security breach, unauthorized access or disclosure, or theft of data, including personal information, we, our third party service providers, and suppliers gather, store, transmit, and use, or other hacking, cyber-attack, phishing attack, and unauthorized intrusions into or through our systems or those of our third party service providers, could harm our reputation, subject us to claims, litigation, financial harm, and have an adverse impact on our business.

In the ordinary course of business, we, our third party providers upon which we rely, and our suppliers receive, store, transmit, and use data, including the personal information of customers, such as names, addresses, email addresses, credit information and other housing and energy use information, as well as the personal information of our employees. Unauthorized disclosure of such personal information, whether through a breach of our or those of our third party service providers and suppliers systems by an unauthorized party, including, but not limited to hackers, threat actors, sophisticated nation-states, nation-state-supported actors, personnel theft or misuse of information, or otherwise, could harm our business. In addition, we, our third party service providers upon which we rely, and our suppliers may be subject to a variety of evolving threats, such as computer malware (including as a result of advanced persistent threat intrusions), ransomware, malicious code (such as viruses or worms), social engineering (including spear phishing and smishing attacks), telecommunications failures, natural disasters and extreme weather events, general hacking and other similar threats. Cybersecurity incidents have become more prevalent, have occurred on our systems in the past, and could occur on our systems and those of our third parties in the future. Since the start of the COVID-19 pandemic, our remote workforce poses increased risks to our information technology systems and data, as many of our employees continue to work from home, utilizing less secure network connections outside our premises.

Inadvertent disclosure of confidential data, such as personal information, or if a third party were to gain unauthorized access to this type of data in our possession, has resulted in, and could result in future claims or litigation arising from damages suffered by those affected, government enforcement actions (for example, investigations, fines, penalties, audits, and inspections), additional reporting requirements and/or oversight, indemnification obligations, reputational harm, interruptions in our operations, financial loss, and other similar harms. In addition, we could incur significant costs in complying with the multitude of federal, state and local laws, and applicable independent security control frameworks, regarding the unauthorized disclosure of personal information. Although we have not experienced a material information security breach in the last three years, and have developed systems and processes to prevent or detect security breaches and protect the confidential information we receive, store, transmit, and use, we cannot assure you that such measures will provide absolute security. Finally, any perceived or actual unauthorized disclosure of such information, unauthorized intrusion, or other cyberthreat could harm our reputation, substantially impair our ability to attract and retain customers, interrupt our operations, and have an adverse impact on our business.

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

On July 27, 2021, the CSLB decided that only electricians with a certain license (C-10) would be eligible to install energy storage systems in California (the “July CSLB Decision”). On November 29, 2021, the CSLB voted to postpone initiating a formal rulemaking process thereby commencing a stakeholder process to develop an alternative regulatory proposal to be brought back to its Board in March 2022 and committing to adhere to a full rulemaking process in accordance with the California Administrative Procedure Act. In June 2022, the CSLB voted to commence the official rulemaking process on the required licensing to install storage systems in California, including notice and comment, in accordance with the CA Administrative Procedures Act. In the proposal, CSLB recommends that C46 license holders can install battery energy storage systems that do not exceed 80 kWh. For battery energy storage systems that exceed 80 kWh, a C10 license is proposed to be required.

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

We depend on our experienced management team, and the loss of one or more key executives could have a negative impact on our business. Danny Abajian succeeded Tom vonReichbauer as our Chief Financial Officer as of May 30, 2022 and our future success depends in part on successfully transitioning Mr. Abajian into his new role. With any change in leadership, there is a risk to organizational effectiveness and employee retention as well as the potential for disruption to our business. None of our key executives or our key employees are bound by employment agreements for any specific term, and we may be unable to replace key members of our management team and key employees in the event we lose their services. Integrating new employees into our management team could prove disruptive to our operations, require substantial resources and management attention and ultimately prove unsuccessful. An inability to attract and retain sufficient managerial personnel who have critical industry experience and relationships could limit or delay our strategic efforts, which could have a material adverse effect on our business, financial condition, and results of operations.

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

The federal government currently offers an investment tax credit (“Commercial ITC”) under Section 48(a) of the Internal Revenue Code of 1986, as amended (the “Code”), for the installation of certain energy properties, including solar power facilities owned for business purposes. If construction on the facility began before January 1, 2020, the amount of the Commercial ITC available is 30%. If construction began during 2020 or 2021 and the facility was placed in service prior to 2022, the amount of the Commercial ITC available is 26%.

President Biden signed the IRA into law on August 16, 2022 and some of the notable provisions included in the IRA resulted in:

•the eligibility of solar facilities placed in service in 2022 (regardless of when construction began) and prior to January 1, 2025 for a 30% Commercial ITC (assuming apprenticeship and prevailing wage requirements are met or deemed met), with standalone storage beginning in 2023;

•the “base” amount of the Commercial ITC is 6% for facilities beginning construction prior to January 1, 2025 and 2% thereafter (however, the majority of the Company's business qualifies for 30% base credits upon which adders could increase this amount up to 70% under certain circumstances);

•the eligibility of solar and storage facilities placed in service after 2024 and through at least 2032 for a 30% technology-neutral ITC under Section 48E of the Code (the “48E Credit”); and

•several new ITC “adders” under both the Commercial ITC and the 48E Credit, which are in effect for facilities placed in service beginning in 2023, including for some facilities meeting certain domestic content requirements, located in “Energy Communities,” on affordable housing projects, and in low-income census tracts or tribal communities.

Our inability to operationalize these tax credits accordingly, avail ourselves to the benefits provided under the IRA in a timely fashion, and ensure the facilities we intend to qualify under the ITC “adders” satisfy the applicable requirements, could impact our ability to compete, and compromise or eliminate opportunities to financially benefit from these tax credits, which would adversely impact our business. Additional guidance regarding the ITC “adders” amounts is expected from the U.S. Department of the Treasury ("U.S. Treasury"), and incorporating its guidance appropriately will be essential in determining whether and to what extent we may benefit from them.

The federal government also currently offers a personal income tax credit under Section 25D of the Code (“Residential Energy Efficient Property Credit”), for the installation of certain solar power facilities owned by residential taxpayers, which is applicable to customers who purchase a solar energy system outright as opposed to entering into a Customer Agreement. The Residential Energy Efficient Property Credit is currently 26% if the facility is placed in service during 2020 or 2021; 30% for facilities placed in service from January 1, 2022 through December 31, 2032; 26% for facilities placed in service during 2033; and 22% for facilities placed in service during 2034. The Residential Energy Efficient Property Credit is not available for property placed in service after December 31, 2034.

In addition to the provisions mentioned above, the IRA extends the availability of production tax credits (“PTCs”). We and our tax equity partners have claimed and expect to continue to claim ITCs with respect to qualifying solar energy projects. In structuring tax equity partnerships and determining ITC eligibility, we have relied upon applicable tax law and published Internal Revenue Service (“IRS”) guidance. However, the application of law and guidance regarding ITC eligibility to the facts of particular solar energy projects is subject to a number of uncertainties, in particular with respect to the new IRA provisions for which U.S. Treasury regulations (“Treasury Regulations”) are forthcoming, and there can be no assurance that the IRS will agree with our approach in the event of an audit. The U.S. Treasury is expected to issue Treasury Regulations and additional guidance with respect to the application of the newly enacted IRA provisions, and the IRS and U.S. Treasury may modify existing guidance, possibly with retroactive effect. Any of the foregoing items could reduce the amount of ITCs or, if applicable, PTCs available to us and our tax equity partners. In this event, we could be required to indemnify tax equity partners for disallowed ITCs or, if applicable, PTCs, adjust the terms of future tax equity partnerships, or seek alternative sources of funding for solar energy projects, each of which could have a material adverse effect on our business, financial condition, results of operations and prospects

Future reductions in the Commercial ITC and any further legislative reductions or changes to the Commercial ITC may impact the attractiveness of solar energy to certain tax equity investors and could potentially harm our business. Obtaining tax equity funding (and tax equity funding on advantageous terms) also may become more challenging. Additionally, the benefits of the Commercial ITC have historically enhanced our ability to provide competitive pricing for customers. Reductions in, eliminations of, or expirations of, governmental incentives such as the Residential Energy Efficient Property Credit could reduce the number of customers who choose to purchase our solar energy systems.

Additionally, potential investors must remain satisfied that the structures that we offer make the tax benefits associated with solar energy systems available to these investors, which depends on the investors’ assessment of the tax law, the absence of any unfavorable interpretations of that law and the continued application of existing tax law and interpretations to our funding structures. Changes in existing law or interpretations of existing law by the IRS and/or the courts could reduce the willingness of investors to invest in funds associated with these solar energy systems. Moreover, reductions to the corporate tax rate may reduce the appetite for tax benefits overall, which could reduce the pool of available funds. Accordingly, we cannot assure you that this type of financing will continue to be available to us. New investment fund structures or other financing mechanisms may become available, but if we are unable to take advantage of these fund structures and financing mechanisms, we may be at a competitive disadvantage. If, for any reason, we are unable to finance our solar service offerings through tax-advantaged structures or if we are unable to realize or monetize Commercial ITCs or other tax benefits, we may no longer be able to provide our solar service offerings to new customers on an economically viable basis, which would have a material adverse effect on our business, financial condition, and results of operations.

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

Our business depends on government policies that promote and support solar energy and enhance the economic viability of owning solar energy systems. U.S. federal, state and local governmental bodies provide incentives to owners, distributors, installers and manufacturers of solar energy systems to promote solar energy. These incentives include Commercial ITCs and Residential Energy Efficient Property Credit, as discussed above, as well as other tax credits, rebates and solar renewable energy credits (“SRECs”) associated with solar energy generation. Some markets, such as New Jersey and Maryland, currently utilize SRECs. SRECs can be volatile and their value could decrease over time as the supply of SREC-producing solar energy systems installed in a particular market increases. For example, in New Jersey, because of the substantial supply of solar energy systems installed, the state was on the cusp of reaching the solar carve-out under the state’s Renewable Portfolio Standard. In May 2018, legislation was enacted to expand New Jersey’s solar carve-out to 5.1% of kilowatt hours of electricity sold in the state. In December 2019, the state regulators adopted a transition program to follow the current SREC program that will be based on a fixed price SREC model and which is anticipated to be available to replace the current SREC program. We rely on these incentives to lower our cost of capital and to attract investors, all of which enable us to lower the price we charge customers for our solar service offerings. These incentives have had a significant impact on the development of solar energy but they could change at any time, especially in light of the recent change in administration, as further described below. These incentives may also expire on a particular date, end when the allocated funding is exhausted, or be reduced, terminated or repealed without notice. The financial value of certain incentives may also decrease over time.

In December 2017, significant tax legislation was enacted, including a change to the corporate tax rate (the “Tax Act”). As part of the Tax Act, the current corporate income tax rate was reduced, and there were other changes including limiting or eliminating various other deductions, credits and tax preferences. This reduction in the corporate income tax rate may have reduced appetite for the Commercial ITC and depreciation benefits available with respect to solar facilities. The IRA implemented a corporate alternative minimum tax of 15% of financial statement income (subject to certain adjustments) for companies that report over $1 billion in profits to shareholders; similar to existing law, business credits (including Commercial ITCs) are limited to 75% of income in excess of $25,000 (with no limit against the first $25,000). We cannot predict whether and to what extent the U.S. corporate income tax rate will change under the Biden administration. The U.S. Congress is constantly considering changes to the tax code. Further limitations on, or elimination of, the tax benefits that support the financing of solar energy under current U.S. law could significantly impact our ability to raise tax equity investment funds or impact the terms thereof, including the amount of cash distributable to our investors. Similarly, any unfavorable interpretations of tax law by the IRS and/or the courts with respect to our financing structures could reduce the willingness of investors to invest in our funds associated with any such structure.

Any effort to overturn federal and state laws, regulations or policies that are supportive of solar energy generation or that remove costs or other limitations on other types of energy generation that compete with solar energy projects could materially and adversely affect our business.

Our business model also relies on multiple tax exemptions offered at the state and local levels. For example, some states have property tax exemptions that exempt the value of solar energy systems in determining values for calculation of local and state real and personal property taxes. State and local tax exemptions can have sunset dates, triggers for loss of the exemption, and can be changed by state legislatures and other regulators, and if solar energy systems were not exempt from such taxes, the property taxes payable by customers would be higher, which could offset any potential savings our solar service offerings could offer. Similarly, if state or local legislatures or tax administrators impose property taxes on third-party owners of solar energy systems, solar companies like us would be subject to higher costs. California provides an exclusion (the “Solar Exclusion”) from the assessment of California property taxes for qualifying “active solar energy systems” installed as fixtures before January 1, 2027, provided such systems are locally rather than centrally assessed (“Eligible Property”). However, the Solar Exclusion is not a permanent exclusion from the assessment of property tax. Once a change in ownership of the Eligible Property occurs, the Eligible Property may be subject to reassessment and California property taxes may become due.

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

The State of California provides an exclusion (the “Solar Exclusion”) from the assessment of California property taxes for qualifying “active solar energy systems” installed as fixtures before January 1, 2027, provided such systems are locally rather than centrally assessed (“Eligible Property”). However, the Solar Exclusion is not a permanent exclusion from the assessment of property tax. Once a change in ownership of the Eligible Property occurs, the Eligible Property may be subject to reassessment and California property taxes may become due.

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

Our executive officers, directors and each of our stockholders who beneficially own 5% or more of our outstanding common stock and their affiliates, in the aggregate, beneficially own approximately 32% of the outstanding shares of our common stock, based on the number of shares outstanding as of September 30, 2022. As a result, these stockholders, if acting together, will be able to influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. They may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentrated control may have the effect of delaying or preventing a change in control of our company, could deprive our stockholders of an opportunity to receive a premium for their capital stock and might ultimately affect the market price of our common stock.

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

SUNRUN INC.

Date: November 2, 2022	By:	/s/ Mary Powell
Mary Powell
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Danny Abajian
Danny Abajian
Chief Financial Officer
(Principal Financial Officer)