Form 10-K
period 2022-12-31
Sunrun Inc.
filed 2023-02-22
CIK 1469367

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes ☒    No  ☐
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes  ☐    No  ☒
Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒    No ☐
Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files).     Yes  ☒    No  ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definition of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Act.       ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The Nasdaq Stock Market on, June 30, 2022 was approximately $4.8 billion.
As of February 17, 2023, the number of shares of the registrant’s common stock outstanding was 214,416,497.
Portions of the information called for by Part III of this Form 10-K is hereby incorporated by reference from the definitive Proxy Statements for our annual meeting of stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2022.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

The discussion in this Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and the Private Securities Litigation Reform Act of 1995, which statements involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “should,” “expects,” “plans,” “goals,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential,” “continue,” “likely,” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. Forward-looking statements contained in this Annual Report on Form 10-K include, but are not limited to, statements about:

•the potential impact of regulatory and policy development and changes;

•the availability of rebates, tax credits and other financial incentives, and decreases to federal solar tax credits;

•the potential impact of volatile or rising interest rates on our interest expense;

•our industry’s, and specifically our, continued ability to manage costs (including, but not limited to, equipment costs) associated with solar service offerings;

•potential changes in the retail price of utility-generated electricity or electricity from other energy sources;

•the sufficiency of our cash, investment fund commitments and available borrowings to meet our anticipated cash needs;

•our need and ability to raise capital, refinance existing debt, and finance our operations and solar energy systems from new and existing investors;

•our investment in research and development and new product offerings;

•determinations by the Internal Revenue Service (“IRS”) of the fair market value of our solar energy systems;

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

•the potential effects of the COVID-19 pandemic, including its variants, supply chain disruptions, inflation, tariffs and trade barriers, export regulations, geopolitical conflicts and other macroeconomic conditions on our business and operations, results of operations and financial position;

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
•We have historically benefited from declining costs in our industry, and our business and financial results may be harmed as a result of recent and any continued increases in costs associated with our solar service offerings and any failure of these costs to continue declining as we currently expect. If we do not reduce our cost structure in the future, our ability to continue to be profitable may be impaired.
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

Selected Risks Related to Regulation and Policy

•We rely on certain utility rate structures, such as net metering, to offer competitive pricing to customers in all of our current markets, and changes to those policies, such as those recently decided by the California Public Utilities Commission, may significantly reduce demand for electricity from our solar service offerings.
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
•If the IRS makes determinations that the fair market value of our solar energy systems is materially lower than what we have claimed, we may have to pay significant amounts to our fund investors, and our business, financial condition and prospects may be materially and adversely affected.
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

PART I
Item 1. Business.
Overview
Sunrun’s (the “Company,” “our,” “we”) mission is to provide our customers with clean, affordable solar energy and storage, and a best-in-class customer experience. In 2007, we pioneered the residential solar service model, creating a low-cost solution for customers seeking to lower their energy bills. By removing the high initial cost and complexity of cash system sales that used to define the residential solar industry, we have fostered the industry’s rapid growth and exposed an enormous market opportunity. Our relentless drive to increase the accessibility of solar energy is fueled by our enduring vision: to create a planet run by the sun.

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

We have experienced substantial growth in our business and operations since our inception in 2007, as well as through our acquisition of Vivint Solar on October 8, 2020. As of December 31, 2022, we operated the largest fleet of residential solar energy systems in the United States. We have a Networked Solar Energy Capacity of 5,667 megawatts as of December 31, 2022, which represents the aggregate megawatt production capacity of our solar energy systems that have been recognized as deployments, from our inception through the measurement date. Our Gross Earning Assets as of December 31, 2022 were approximately $12.4 billion. Please see the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Key Operating Metrics” for more details on how we calculate Networked Solar Energy Capacity and Gross Earning Assets.

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
Regardless of the type of Customer Agreement our customers choose, we operate the system and agree to monitor it at no cost to the customer. System maintenance is included in our power purchase agreement (“PPA”) or lease. We offer an industry-leading performance guarantee to ensure that our customers are receiving the energy they expect at the price they expect. Our customers also receive up to a ten-year warranty for roof penetrations.

If a customer sells his or her home, the customer has the right to purchase the system or assign the Customer Agreement to the new homeowner, provided the new homeowner meets our credit requirements and agrees to be bound by the terms and conditions of the Customer Agreement. In connection with this service transfer, the customer may prepay all or a portion of the remaining payments due under the Customer Agreement to lower or eliminate the monthly rate to be paid by the new homeowner. If the customer fails to purchase the system or assign the Customer Agreement to a new homeowner, we may negotiate directly with the new homeowner to transfer the Customer Agreement (at times on modified terms) and/or look to the original customer to pay all remaining payments due. We have completed thousands of service transfers and, from inception through December 31, 2022, the aggregate expected net present value of the Customer Agreements once assigned represented approximately 100% of what it was prior to assignment.
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
Supply Chain
We purchase equipment, including solar panels, inverters and batteries from a limited number of manufacturers and suppliers. If we fail to maintain or expand our relationships with these suppliers and manufacturers, or if one or more that we rely upon to meet anticipated demand reduces or ceases production, it may be difficult to quickly identify and qualify alternatives on acceptable terms. In addition, equipment prices may increase in the coming years, or not decrease at the rates we historically have experienced, due to tariffs or other factors. As discussed in Item 1A. Risk Factors "We have historically benefited from declining costs in our industry, and our business and financial results may be harmed as a result of recent and any continued increases in costs associated with our solar service offerings and any failure of these costs to continue declining as we currently expect. If we do not reduce our cost structure in the future, our ability to continue to be profitable may be impaired.” Section 201 tariffs on solar modules were imposed beginning in 2018 and were extended through 2026.
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
Competition
We believe that our primary competitors are the traditional utilities that supply electricity to our potential customers. We compete with these traditional utilities primarily based on price (cents per kilowatt hour), predictability of future prices (by providing pre-determined annual price escalations), the backup power capabilities of our battery storage solution and the ease by which customers can switch to electricity generated by our solar energy systems.

We also compete with companies that are not regulated like traditional utilities but that have access to the traditional utility electricity transmission and distribution infrastructure pursuant to state and local pro-competitive and consumer choice policies, solar companies with business models that are similar to ours, and other renewable energy companies. Some customers might choose to subscribe to a community solar project or renewable subscriber program with these companies or their utilities, instead of installing a solar energy system on their home, which could affect our sales. Additionally, some utilities offer generation portfolios that are increasingly renewable in nature. We believe that we compete favorably with these companies based on our unique multi-channel approach and differentiated customer experience.
We also face competition from purely finance-driven organizations that acquire customers and then subcontract out the installation of solar energy systems, from installation businesses that seek financing from external parties, from large construction companies and utilities and from sophisticated electrical and roofing companies.
Intellectual Property
As of December 31, 2022, we had 53 issued patents and 16 filed patent applications in the United States relating to a variety of aspects of our solar solutions. Our issued U.S. patents will expire 20 years from their respective filing dates, with the earliest expiring in 2029. We intend to file additional patent applications as we continue to innovate through our research and development efforts.
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
In Puerto Rico, we are subject to regulation as an electric power company by the Puerto Rico Energy Bureau and are required to comply with certain filing, certification, reporting and annual fee requirements. Regulation by the Puerto Rico Energy Bureau as an electric power company does not currently subject us to centralized utility-like regulation and currently we do not need the Puerto Rico Energy Bureau's approval of charges to customers.

Government Incentives
Federal, state and local government bodies provide incentives to owners, distributors, system integrators and manufacturers of solar energy systems to promote solar energy in the form of rebates, tax credits, payments for renewable energy credits associated with renewable energy generation and exclusion of solar energy systems from property tax assessments. These incentives enable us to lower the price we charge customers for energy from, and to lease, our solar energy systems, helping to catalyze customer adoption of solar energy as an alternative to utility-provided power. In addition, for some investors, the acceleration of depreciation creates a valuable tax benefit that reduces the overall cost of the solar energy system and increases the return on investment. The federal government also currently offers an investment tax credit (“Commercial ITC”) under Section 48(a) of the Internal Revenue Code of 1986, as amended (the “Code”), for the installation of certain energy properties, including solar power facilities owned for business purposes.
The Inflation Reduction Act of 2022 (the “IRA”) was signed into law by President Biden on August 16, 2022, and some of its notable provisions include:
•the eligibility of solar facilities placed in service in 2022 (regardless of when construction began) and prior to January 1, 2025 for a 30% investment tax credit (“Commercial ITC”) under Section 48(a) of the Internal Revenue Code of 1986 (the “Code”) (assuming apprenticeship and prevailing wage requirements are met; these requirements are deemed met for projects less than 1 MW), with standalone storage beginning in 2023;
•in the absence of meeting apprenticeship and prevailing wage requirements, the “base” amount of the Commercial ITC is 6% for facilities beginning construction prior to January 1, 2025 and 2% thereafter (however, as indicated above, the majority of our business qualifies for 30% base credits upon which “adders” could increase this amount up to 70% under certain circumstances);
• the eligibility of solar and storage facilities placed in service after 2024 and through at least 2032 for a 30% technology-neutral ITC under Section 48E of the Code (the “48E Credit”); and
•several new ITC adders under both the Commercial ITC and the 48E Credit, which apply to certain facilities placed in service beginning in 2023, including those meeting certain domestic content requirements, those located in “Energy Communities,” and those located in or that benefit low-income communities and tribal communities.
The federal government also offers a personal income tax credit under Section 25D of the Code (“Residential Clean Energy Credit”), for the installation of certain solar power facilities owned by residential taxpayers, which is applicable to customers who purchase a solar energy system outright as opposed to entering into a Customer Agreement. The Residential Clean Energy Credit was 26% if the facility was placed in service during 2020 or 2021; 30% for facilities placed in service from January 1, 2022 through December 31, 2032; 26% for facilities placed in service during 2033; and 22% for facilities placed in service during 2034. The Residential Clean Energy Credit is not available for property placed in service after December 31, 2034.
We and our tax equity partners have claimed and expect to continue to claim investment tax credits (“ITCs”) with respect to qualifying solar energy projects. In structuring tax equity partnerships and determining ITC eligibility, we have relied upon applicable tax law and published IRS guidance. On February 13, 2023, the U.S. Treasury issued initial guidance on an ITC “adder” for low-income communities and is expected to issue additional guidance on this and other ITC adders, as well as other newly enacted IRA provisions.
More than half of the states in the U.S., and many local jurisdictions, have established property tax incentives for renewable energy systems that include exemptions, exclusions, abatements and credits. Many states also have adopted procurement requirements for renewable energy. Approximately thirty states and the District of Columbia have adopted a renewable portfolio standard (and approximately eight other states have some voluntary goal) that requires regulated utilities to procure a specified percentage of total electricity delivered in the state from eligible renewable energy sources, such as solar energy systems, by a specified date. To prove compliance with such mandates, utilities must surrender solar renewable energy credits (“SRECs”) to the applicable authority. Solar energy system owners such as our investment funds often are able to sell SRECs to utilities directly or in SREC markets.

While there are numerous federal, state and local government incentives that benefit our business, some adverse actions, interpretations or determinations of new or existing laws or regulations could have a negative impact on our business. For example, in the future, Congress could revise or eliminate certain provisions in the Inflation Reduction Act that could negatively impact our business, such as reducing the percentage or duration of the ITC. Federal agencies may also issue tax guidance or regulations that could negatively impact our business, by, for example, narrowing the applicability of ITC adders or preventing certain businesses from participating.
Human Capital Management
At Sunrun, we love people and believe that focusing on and investing in our people is critical to our mission to work together to electrify homes and give all people the joy of clean, abundant energy from the sun.

At Sunrun, the foundation of all our talent programs and initiatives is fostering a culture of inclusive, connected and innovative teams. In 2022, we focused on aligning our human capital strategy to support a high performance, customer-focused culture where our employees can thrive and meet our customer needs. We created a sourcing and communities team to focus on attracting candidates from underrepresented populations and enhance our community partnerships, implemented a new learning management system, and continued to provide learning and development opportunities aimed at promoting engagement and retention.

Inclusion and Diversity. We believe we will accomplish our goals by having a diverse team that reflects the diversity of our customers and who can connect with the unique experiences and backgrounds of our customers. To help us continue to progress toward our goals, in 2022 we implemented requirements that a diverse slate of qualified candidates must be presented to hiring managers for all new management-level roles and above. Additionally, we require that our interview panels of all new management-level roles and above include a diverse panel of interviewers. We established Employee Resource Groups (“ERGs”) to promote connection and communication among our employees, foster inclusivity, assist in the development and facilitation of programming that supports personal and professional development while also supporting our objectives. In 2022 we launched the Disability + ERG focused on supporting the needs and recognizing the contributions of our employees with both seen and unseen disabilities. Our seven ERGs have grown to a membership of over 1,605 employees as of December 31, 2022. Annually, as part of our larger impact report on environment, sustainability and governance, we share details on our strategies, focus areas, outcomes achieved and workforce demographics.

Human Capital. As of December 31, 2022, we had approximately 12,408 full-time employees, inclusive of our active direct-to-home salesforce. Our front-line sales and installation teams are 83% of our total workforce. We also engage independent contractors and consultants. None of our employees are covered by collective bargaining agreements. We have not experienced any work stoppages.

Health and Safety. At Sunrun, we start with safety. We prioritize the safety, health, and welfare of our team members as part of our people-centric culture. Our safety strategy consists of four pillars: visible leadership, technical qualification and knowledge, operational discipline, and formal safety communications. To reinforce our safety culture of excellence, we have implemented many initiatives, including an expanded fall protection policy; the implementation of a zero-tolerance policy for violations; a required recurring competent persons and human factors training; onsite safety visits from the executive leadership team with each front-line manager; the adoption of a formal rewards and recognition program; and the incorporation of proactive safety targets within bonus structures.
Available Information
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

We also use the investor relations page on our website as a channel of distribution for important company information. Important information, including press releases, analyst presentations and financial information regarding us, as well as corporate governance information, is routinely posted and accessible on the investor relations page on our website. Information on or that can be accessed through our website is not part of this Annual Report on Form 10-K, any other report or document we file with the SEC, and the inclusion of our website address is an inactive textual reference only.
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

Solar energy has yet to achieve broad market acceptance and depends in part on continued support in the form of rebates, tax credits, and other incentives from federal, state and local governments. Additionally, there have been significant changes in the residential solar policy and pricing framework in California, which is one of our key markets and represents over 40% of our customer base. Newly adopted changes to California’s net metering policy in December 2022 present a significant change to the financial benefits California customers could receive from our solar systems and may negatively impact the financial attractiveness of our offerings in this market. Further if support diminishes materially for solar policy related to rebates, tax credits and other incentives, our ability to obtain external financing on acceptable terms, or at all, could be materially adversely affected. These types of funding limitations could lead to inadequate financing support for the anticipated growth in our business. Furthermore, growth in residential solar energy depends in part on macroeconomic conditions, retail prices of electricity and customer preferences, each of which can change quickly. Declining macroeconomic conditions, including in the job markets and residential real estate markets, could contribute to instability and uncertainty among customers and impact their financial wherewithal, credit scores or interest in entering into long-term contracts, even if such contracts would generate immediate and long-term savings.

Furthermore, market prices of retail electricity generated by utilities or other energy sources could decline for a variety of reasons, as discussed further below. Any such declines in macroeconomic conditions, changes in retail prices of electricity or changes in customer preferences would adversely impact our business.

Achieving net zero emissions by 2050 will require an unprecedented transformation of American energy systems and the adoption of a wide variety of clean energy, storage, and home electrification solutions. Our successful deployment of such products will depend on several factors outside our control, including shifting market conditions and policy frameworks. Our failure to adapt to changing market conditions, to compete successfully with existing or new competitors, and to adopt new or enhanced offerings could limit our growth and have a material adverse effect on our business and prospects.

We have historically benefited from declining costs in our industry, and our business and financial results may be harmed as a result of recent and any continued increases in costs associated with our solar service offerings and any failure of these costs to continue declining as we currently expect. If we do not reduce our cost structure in the future, our ability to continue to be profitable may be impaired.

Declining costs related to raw materials, manufacturing and the sale and installation of our solar service offerings have been a key driver in the pricing of our solar service offerings and, more broadly, customer adoption of solar energy. While historically the prices of solar panels and raw materials have declined, the cost of solar panels and raw materials have at times increased and may increase in the future, and such products’ availability could decrease, due to a variety of factors, including restrictions stemming from the COVID-19 pandemic, supply chain disruptions, inflation, tariffs and trade barriers, export regulations, geopolitical conflicts, regulatory or contractual limitations, industry market requirements, and changes in technology and industry standards.

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

The United States also has, from time to time, considered tariffs on goods imported from other countries. For example, in August 2021, an anonymous group of U.S. solar manufacturers filed petitions with the U.S. Department of Commerce alleging that Chinese companies were evading antidumping and countervailing duty (AD/CVD) orders on crystalline silicon photovoltaic cells and modules, which are used in the production of solar panels. The petitioners requested a federal investigation into Chinese firms allegedly circumventing tariffs by manufacturing in Malaysia, Vietnam and Thailand, and sought to apply the existing tariffs on China to companies in these three countries. Ultimately, the Department of Commerce objected to the anonymous nature of the petition, and it expired. Subsequently, on February 8, 2022, Auxin Solar, a U.S.-based solar panel manufacturer, submitted a petition to the U.S. Department of Commerce to request country-wide circumvention inquiries pursuant to Section 781(b) of the Tariff Act of 1930 concerning crystalline silicon photovoltaic cells and modules assembled in Malaysia, Thailand, Vietnam and Cambodia using Chinese inputs. On April 1, 2022, the Department initiated the inquiries, and, after conducting an investigation, issued a preliminary decision on December 2, 2022, recommending that the Biden Administration impose tariffs on certain solar panel imports from the Southeast Asian countries.

Prior to the Department of Commerce issuing its preliminary decision, the Biden Administration issued an order in June 2022 that paused the collection of any new anti-dumping or countervailing duty of certain solar cells and modules exported from Cambodia, Malaysia, Thailand, and Vietnam for two years, until June 2024. The White House initiated this “bridge” action in advance of the Department of Commerce’s preliminary decision, in effect guaranteeing no new solar tariffs for 24 months. Nonetheless, the Department’s investigation had the effect of increasing module prices and affected supply. If imposed in June 2024, the related duties could further increase module prices and affect supply, which would negatively impact our supply chain and operations.

In addition, the withhold release order issued by the U.S. Customs and Border Protection (CBP) on June 24, 2021 applicable to certain silica-based products manufactured in the Xinjiang Uyghur Autonomous Region of China, and any other allegations regarding forced labor in China and U.S. trade regulations to prohibit the importation of any goods derived from forced labor, could also disrupt our business operations and supply chain. In particular, the Uyghur Forced Labor Prevention Act that President Biden signed into law on December 23, 2021 could affect our supply chain and operations. Intensive examinations, withhold release orders, and related governmental procedures have resulted in supply chain and operational delays throughout the industry, and we have implemented policies and procedures to maintain compliance and minimize delays. These and other similar trade restrictions that may be imposed in the future could cause delivery and installation delays, and restrict the global supply of polysilicon and solar products. This could result in near-term demand for available solar energy systems despite higher costs, increased costs of polysilicon and the overall cost of solar energy systems, and equipment shortages, potentially reducing overall demand for and limiting the supply of our products and services.

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

We face competition from other residential solar service providers, and we also may face competition from new entrants into the market as a result of the passage of the IRA and its anticipated impacts and benefits to the solar industry. Some of these competitors may have a higher degree of brand name recognition, differing business and pricing strategies, lower barriers to entry into the solar market, and greater capital resources than we have, as well as extensive knowledge of our target markets. If we are unable to establish or maintain a consumer brand that resonates with customers, maintain high customer satisfaction, or compete with the pricing offered by our competitors, our sales and market share position may be adversely affected, as our growth is dependent on originating new customers. We also face competitive pressure from companies that may offer lower-priced consumer offerings than we do.

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

While interest rates have been at long-term historic lows in recent years, they have recently increased, and may continue increasing in the near future. Rising interest rates, including recent historic increases starting in 2021 and continuing throughout 2022, have and may continue to result in a decrease in our advance rates, reducing the proceeds we receive from certain investment funds. Because our financing structure is sensitive to volatility in interest rates, higher rates increase our cost of capital and may decrease the amount of capital available to us to finance the deployment of new solar energy systems. Our future success depends on our ability to raise capital from fund investors and obtain secured lending to help finance the deployment of our solar service offerings. Part of our business strategy is to seek to reduce our cost of capital through these arrangements to improve our margins, offset reductions in government incentives and maintain the price competitiveness of our solar service offerings. Rising base interest rates or credit spreads, which have, and may continue to be worsened by inflation, an economic recession, or other variables, may have an adverse impact on our ability to offer attractive pricing on our solar service offerings to customers, which could negatively impact sales of our solar energy offerings, and our cash flows. Because we typically enter into interest rate swaps shortly after the installation of a system, we are subject to higher interest rate risk between customer pricing through installation, which may cause volatility to our cash flows.

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

Additionally, as discussed above, reductions in the Commercial ITC as scheduled may impact the attractiveness of solar energy to certain customers and could potentially harm our business. Reductions in, eliminations of, or expirations of, governmental incentives such as the Residential Energy Efficient Property Credit could reduce the number of customers who choose to purchase our solar energy systems.

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

Indebtedness under certain of our Senior and Subordinated Debt Facilities bear interest at variable interest rates based on LIBOR, while our credit facility and certain other Senior and Subordinated Debt Facilities accrue interest at variable interest rates based on the Secured Overnight Financing Rate (or other benchmark rates based thereof, collectively, “SOFR”). The potential replacement of LIBOR with SOFR or an alternative reference rate in the applicable debt facilities where interest and interest rate swap payments are based on LIBOR may adversely affect interest rates charged with respect to such facilities and may otherwise affect our financial condition and results of operations. Our debt facilities accruing interest based on SOFR may suffer from potential volatility and uncertainty around SOFR as a LIBOR replacement rate and increase our cost to hedge our floating rate exposure which could adversely affect our financial condition and results of operations.

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

Risks Related to Regulation and Policy

We rely on certain utility rate structures, such as net metering, to offer competitive pricing to customers in all of our current markets, and changes to those policies, such as those recently decided by the California Public Utilities Commission, may significantly reduce demand for electricity from our solar service offerings.

As of December 31, 2022, a substantial majority of states have adopted net metering policies. Net metering policies allow homeowners to serve their own energy load using on-site generation while avoiding the full retail volumetric charge for electricity. Electricity that is generated by a solar energy system and consumed on-site avoids a retail energy purchase from the applicable utility, and excess electricity that is exported back to the electric grid generates a retail credit within a homeowner’s monthly billing period. At the end of the monthly billing period, if the homeowner has generated excess electricity within that month, the homeowner typically carries forward a credit for any excess electricity to be offset against future utility energy purchases. At the end of an annual billing period or calendar year, utilities either continue to carry forward a credit, or reconcile the homeowner’s final annual or calendar year bill using different rates (including zero credit) for the exported electricity.

Utilities, their trade associations, and fossil fuel interests in the country are currently challenging net metering policies, and seeking to eliminate them, cap them, reduce the value of the credit provided to homeowners for excess generation, or impose charges on homeowners that have net metering.

A few states have moved away from traditional full retail net metering and instead values excess generation by customers’ solar systems in various ways. For example, in 2017, Nevada enacted legislation, to restore net metering at a reduced credit and guarantee new customers the net metering rate in effect at the time they applied for interconnection for 20 years. In 2016, the Arizona Corporation Commission (“ACC”) replaced retail net metering with a net-feed in tariff (a fixed export rate).

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

Additionally, the imposition of charges that only or disproportionately impact homeowners that have solar energy systems, or the introduction of rate designs mentioned above, would adversely impact our business. Because fixed charges cannot easily be avoided with the installation of an on-site battery, which can mitigate or eliminate the negative impacts of net metering changes, these fixed charges have the potential to cause a more significant adverse impact. In June of 2021, two of four commissioners of the Federal Energy Regulatory Commission (“FERC”), including its chairperson, issued a letter stating there was a “strong case” such fixed charges in Alabama “may be violating the Commission’s PURPA regulations, undermining the statute’s purpose of encouraging Qualifying Facilities,” which is the Commission’s term for on-site generation. Litigation regarding the legality of these charges is ongoing in federal court. Most recently, on April 26, 2022, Florida Governor DeSantis vetoed legislation that would have allowed investor-owned utilities to petition the Public Service Commission for the ability to add fixed charges on solar customers. As part of the California Public Utilities Commission (“CPUC”) final decision on December 15, 2022, the CPUC rejected a solar specific fix charge on solar customers.

The California Public Utilities Commission issued a final decision on December 15, 2022, that revised its net metering policy, bringing finality to a proceeding that began in the third quarter of 2020. Over two years ago, the California investor-owned utilities, along with other parties, sought to significantly reduce the level of compensation for customer-owned generation and to impose large fixed fees on solar customers. The CPUC released a Proposed Decision on the matter in December 2020. On February 3, 2021, the CPUC paused the proceeding “until further notice” to “consider revisions to the proposed decision.” After California Governor Gavin Newsom said at a press conference there is “work to do” on the proposal, in May 2022, the CPUC requested additional feedback from parties on rate design options. The final decision creates no new fixed charges - no non-bypassable charges, minimum bills, or grid participation charges for solar and solar plus storage customers. Determination of whether to create fixed charges on all residential customers has been deferred to a new docket, and the CPUC will be considering income graduated fixed chargers. In mid-April 2023, customers will be transitioned to the new net metering tariff, now called a “net billing tariff,” or “NBT”, and exports will be credited at an avoided cost calculator rate. Additionally, the final decision made no retroactive changes to legacy net metering customers.

The final CPUC decision presents a significant change to the financial benefits California customers could receive from our solar systems and may negatively impact the financial attractiveness of our solar and solar plus storage offerings in this market, which may adversely impact our financial performance and the costs of our operations. This new framework may result in increased demand for our solar plus storage offerings, thereby increasing the importance of procuring a variety of battery storage products and potentially accentuating supply chain risks related to battery storage systems. The new NBT pricing framework may also result in the introduction of new product offerings and pricing structures at Sunrun and throughout the solar and utilities industries. This may result in increased competition and uncertainty regarding the demand for such new products and offerings.
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

Our Customer Agreements are third-party ownership arrangements. Sales of electricity by third parties face regulatory challenges in some states and jurisdictions. These challenges pertain to issues such as whether third-party-owned systems qualify for the same rebates, tax exemptions or other non-tax incentives available for homeowner-owned solar energy systems, whether third-party-owned systems are eligible at all for these incentives, whether our customer agreements are properly characterized as leases or power purchase agreements, and whether third-party-owned systems are eligible for net metering and the associated significant cost savings. In 2021, South Carolina enacted legislation providing a solar property tax exemption. Texas and Connecticut clarified through legislation that third-party owned residential solar systems would be treated the same as customer-owned systems, and would qualify for the existing residential solar property tax exemption. Adverse regulatory treatment of third-

party ownership arrangements could reduce demand for our solar service offerings, adversely impact our access to capital and cause us to increase the price we charge customers for energy.

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

Human rights issues in foreign countries and the U.S. government response to them could also disrupt our supply chain and operations. In particular, the withhold release order issued by U.S. Customs and Border Protection (CBP) on June 24, 2021 applicable to certain silica-based products manufactured in the Xinjiang Uyghur Autonomous Region of China, and any other allegations regarding forced labor in China and U.S. trade regulations to prohibit the importation of any goods derived from forced labor, could affect our operations. Further, the Uyghur Forced Labor Prevention Act that President Biden signed into law on December 23, 2021, which took effect on June 21, 2022, has affected, and may continue to affect, our supply chain and operations. Intensive examinations, withhold release orders, and related governmental procedures have resulted in supply chain and operational delays throughout the industry, and we have implemented policies and procedures to maintain compliance and minimize delays. These and other similar trade restrictions that may be imposed in the future could cause delivery and installation delays, and restrict the global supply of polysilicon and solar products. This, coupled with the passage of the Inflation Reduction Act, could result in near-term demand for available solar energy systems despite higher costs, as well as increased costs of polysilicon and the overall cost of solar energy systems, potentially reducing overall demand for our products and services.

In addition, our supply chain and operations (or those of our partners) could be subject to events beyond our control, such as earthquakes, wildfires, flooding, hurricanes, tsunamis, typhoons, volcanic eruptions, droughts, tornadoes, the effects of climate change and related extreme weather, public health issues and pandemics, war, terrorism, government restrictions or limitations on trade, and geo-political unrest and uncertainties. On February 24, 2022, Russia invaded Ukraine and the duration of the conflict and extensiveness of the impact are still evolving and indeterminable at this time. We currently do not, and do not plan to in the future, source any products, materials, components, parts, or services directly from Russian or Ukrainian providers. As a result, we do not anticipate any material impacts to our supply chain directly arising from the invasion at this time.

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

Policy can impact solar installation completion timelines. For example, in fall 2022, California passed SB 379, which imposes a required timeline for cities and counties to implement an online, automated solar permitting platform like SolarAPP+. Cities with populations over 50,000 and counties with populations over 150,000 will need to have instant, online, automated residential solar and storage permitting by September 30, 2023, which may increase the rate at which we install solar systems.

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

As the demand for solar plus storage offerings grows, we anticipate facing additional operational challenges associated with the complexity of deploying storage solutions. For example, solar plus storage offerings tend to have longer cycle times due to factors such as lengthened permitting and inspection times and potential need of a main panel upgrade.

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

We have experienced significant growth in recent periods and we intend to continue to expand our business within existing markets, such as Puerto Rico, and in a number of new locations in the future, and with our product offerings, such as EV chargers. This growth has placed, and any future growth may continue to place, a significant strain on our management, operational and financial infrastructure. In particular, we have been in the past, and may in the future, be required to expand, train and manage our growing employee base and solar partners. Our management will also be required to maintain and expand our relationships with customers, suppliers, and other third parties and attract new customers and suppliers, as well as to manage multiple geographic locations.

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

Our business and financial condition have been, and could continue to be, affected by the COVID-19 pandemic. The COVID-19 pandemic has had an unprecedented impact on the U.S. economy and has impacted our business. The effects of COVID-19, such as the widespread growth in infections, travel restrictions, quarantines, return-to-work restrictions, government regulations, supply chain disruptions, workforce shortages, and site closures have impacted and may continue to impact our ability to staff sales and operations centers and install and maintain solar energy systems in the field, as well as direct-to-home sales activities. The rise and resurgence of increasingly infectious variants, despite efforts to combat the virus with vaccinations, has presented additional challenges and unpredictability that have, and may continue to have, resulted in workforce constraints, delays, and additional costs, particularly in regions experiencing significant outbreaks.

The COVID-19 pandemic has also led to significant volatility in global financial markets, which could negatively affect our cost of and access to capital and could have an adverse impact on customer demand and the financial health and credit risk associated with our customers. Future disruptions or instability in capital markets could also negatively impact our ability to raise capital from third parties, such as tax equity partners, to grow our business. In addition, significant inflation, a recession, or a market correction resulting from the impacts of the COVID-19 pandemic has and could continue to adversely affect our business and the value of our common stock. The full economic impact of the pandemic is still not known.

COVID-19 has caused disruptions to the supply chain across the global economy, including within the solar industry. Certain suppliers have experienced, and may continue to experience, delays related to a variety of factors, including logistical delays, and component shortages from upstream vendors. We continue to monitor the situation and are working closely with our solar partners and suppliers to develop contingency plans for potential operations and supply chain interruptions.

The ultimate impact of the pandemic is highly uncertain, beyond our control, dependent on future developments that cannot be accurately predicted, and subject to change. We will continue to monitor developments affecting our workforce, our customers, and our business operations generally and will take additional actions that we determine are necessary in order to mitigate the impacts, however, any steps we take may be inadequate and, as a result, our business may be harmed.

We typically bear the risk of loss and the cost of maintenance, repair and removal on solar energy systems that are owned or leased by our investment funds.

We typically bear the risk of loss and are generally obligated to cover the cost of maintenance, repair and removal for any solar energy system that we sell or lease to our investment funds. At the time we sell or lease a solar energy system to an investment fund, we enter into a maintenance services agreement where we agree to operate and maintain the system for a fixed fee that is calculated to cover our future expected maintenance costs. If our solar energy systems require an above-average amount of repairs or if the cost of repairing systems were higher than our estimate, we would need to perform such repairs without additional compensation. If our solar energy systems, more than 40% of which were located in California as of December 31, 2022, are damaged as the result of a natural disaster beyond our control, losses could exceed or be excluded from, our insurance policy limits, and we could incur unforeseen costs that could harm our business and financial condition. We may also incur significant costs for taking other actions in preparation for, or in reaction to, such events. We purchase property insurance with industry standard coverage and limits approved by an investor’s third-party insurance advisors to hedge against such risk, but such coverage may not cover our losses.

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

As of December 31, 2022, more than 40% of our customers were in California. This concentration of our customer base and operational infrastructure could lead to our business and results of operations being particularly susceptible to adverse economic, regulatory, political, weather and other conditions in this market, and in other markets that may become similarly concentrated, in particular the east coast, where we have seen significant growth recently. Recent changes to net metering policy and the tariff structure in California in December 2022 create additional uncertainty and challenges, given the size of our customer base in California.

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

Our Customer Agreements are typically for 20 or 25 years and require the customer to make monthly payments to us. Accordingly, we are subject to the credit risk of customers. As of December 31, 2022, the average FICO score of our customers under a Customer Agreement with a monthly payment schedule remained at or above 740, which is generally categorized as a “Very Good” credit profile by the Fair Isaac Corporation. However, this may decline to the extent FICO score requirements under future investment funds are relaxed. While customer defaults have been immaterial to date, we expect that the risk of customer defaults may increase as we grow our business. Due to the immaterial amount of customer defaults to date, our reserve for this exposure is minimal, and our future exposure may exceed the amount of such reserves. If we experience increased customer credit defaults, our revenue and our ability to raise new investment funds could be adversely affected. If economic conditions worsen, certain of our customers may face liquidity concerns and may be unable to satisfy their payment obligations to us on a timely basis or at all, which could have a material adverse effect on our financial condition and results of operations.

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

From time to time, we may pursue acquisitions of previously installed solar systems to further expand future solar and storage upsell and retrofit opportunities. While we do not expect such acquisitions to represent a material portion of our growth on an annual basis, we plan to pursue such transactions opportunistically. We may not realize the anticipated benefits of such transactions, and these transactions involve numerous risks that are not within our control.

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

In the ordinary course of business, we, our third party providers upon which we rely, and our suppliers receive, store, transmit, and use data, including the personal information of customers, such as names, addresses, email addresses, credit information and other housing and energy use information, as well as the personal information of our employees. Unauthorized disclosure of such personal information, whether through a breach of our or those of our third party service providers and suppliers systems by an unauthorized party, including, but not limited to hackers, threat actors, sophisticated nation-states, nation-state-supported actors, personnel theft or misuse of information, or otherwise, could harm our business. In addition, we, our third party service providers upon which we rely, and our suppliers may be subject to a variety of evolving threats, such as computer malware (including as a result of advanced persistent threat intrusions), ransomware, malicious code (such as viruses or worms), social engineering (including spear phishing and smishing attacks), telecommunications failures, natural disasters and extreme weather events, general hacking and other similar threats. Cybersecurity incidents have become more prevalent, have occurred on our systems in the past, and could occur on our systems and those of our third parties in the future. Our team members who work remotely pose increased risks to our information technology systems and data, because many of them utilize less secure network connections outside our premises.

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

Our success and ability to compete are dependent on the products that we have developed or may develop in the future. There is a risk that the products that we have developed or may develop may not work as intended, or that the marketing of the products may not be as successful as anticipated. The development of new products generally requires substantial investment and can require long development and testing periods before they are commercially viable. We intend to continue to make substantial investments in developing new products and it is possible that we may not develop or acquire new products or product enhancements that compete effectively within our target markets or differentiate our products based on functionality, performance or cost and thus our new technologies and products may not result in meaningful revenue. In addition, any delays in developing and releasing new or enhanced products could cause us to lose revenue opportunities and potential customers. Any technical flaws in product releases could diminish the innovative impact of our products and have a negative effect on customer adoption and our reputation. If we fail to introduce new products that meet the demands of our customers or target markets or do not achieve market acceptance, or if we fail to penetrate new markets, our business, financial conditions and results of operations could be adversely affected.

We have incurred losses and may be unable to sustain profitability in the future.

We have incurred net losses in the past and may continue to incur net losses as we increase our spending to finance the expansion of our operations, expand our installation, engineering, administrative, sales and marketing staffs, increase spending on our brand awareness and other sales and marketing initiatives, make significant investments to drive future growth in our business and implement internal systems and infrastructure to support our growth. We do not know whether our revenue will grow rapidly enough to absorb these costs and our limited operating history makes it difficult to assess the extent of these expenses or their impact on our results of operations. Our ability to sustain profitability depends on a number of factors, including but not limited to:

•growing our customer base;

•reducing our operating costs by lowering our customer acquisition costs and optimizing our design and installation processes and supply chain logistics;

•finding investors willing to invest in our investment funds on favorable terms;

•maintaining or further lowering our cost of capital;

•reducing the cost of components for our solar service offerings;

•growing and maintaining our channel partner network;

•maintaining high levels of product quality, performance, and customer satisfaction;

•mitigating the impact of the COVID-19 pandemic on our business; and

•growing our direct-to-consumer business to scale.

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

•general economic, industry and market conditions beyond our control, such as the ongoing COVID-19 pandemic, inflationary pressures, other macroeconomic factors, and associated economic downturn; and

•changes to our cancellation rate.

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

We have in the past provided, and may from time to time provide, guidance regarding our future performance that represents our management’s estimates as of the date such guidance is provided. Any such guidance is based upon a number of assumptions with respect to future business decisions (some of which may change) and estimates that, while presented with numerical specificity, are inherently subject to significant business, economic, and competitive uncertainties and contingencies (many of which are beyond our control, including those related to the ongoing COVID-19 pandemic, inflationary pressures, other macroeconomic factors, and associated economic downturn). Guidance is necessarily speculative in nature, and it can be expected that some or all of the assumptions that inform such guidance will not materialize or will vary significantly from actual results. Our ability to meet deployment volume, cost, net present value or any other forward-looking guidance is impacted by a number of factors including, but not limited to, the number of our solar energy systems purchased outright versus the number of our solar energy systems that are subject to long-term Customer Agreements, changes in installation costs, the availability of additional financing on acceptable terms, changes in the retail prices of traditional utility generated electricity, the availability of rebates, tax credits and other incentives, changes in policies and regulations including net metering and interconnection limits or caps, the availability of solar panels and other raw materials, as well as the other risks to our business that are described in this section. Accordingly, our guidance is only an estimate of what management believes is realizable as of the date such guidance is provided. Actual results may vary from such guidance and the variations may be material. Investors should also recognize that the reliability of any forecasted financial data diminishes the farther in the future that the data is forecast. In light of the foregoing, investors should not place undue reliance on our financial guidance, and should carefully consider any guidance we may publish in context.

The requirements of being a public company may strain our resources, divert management’s attention and affect our ability to attract and retain qualified board members and officers.

We are subject to the reporting requirements of the Exchange Act, the listing requirements of the Nasdaq Stock Market and other applicable rules and regulations, including, among other requirements, U.S. laws regarding requirements to disclose efforts to identify the origin and existence of certain “conflict minerals.” Compliance with these rules and regulations has increased our legal and financial compliance costs, made some activities more difficult, time-consuming or costly and increased demand on our systems and resources. The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and results of operations and maintain effective disclosure controls and procedures and internal controls over financial reporting. Maintaining our disclosure controls and procedures and internal controls over financial reporting in accordance with this standard requires significant resources and management oversight. As a result, management’s attention may be diverted from other business concerns, which could harm our business and results of operations. Although we have already hired additional employees to comply with these requirements, we may need to hire more employees in the future, which will increase our costs and expenses.

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

•changes in the legal or tax risks associated with these financings; and

•legislative or regulatory changes or decreases to these incentives.

The federal government currently offers an investment tax credit (“Commercial ITC”) under Section 48(a) of the Internal Revenue Code of 1986, as amended (the “Code”), for the installation of certain energy properties, including solar power and storage facilities owned for business purposes. The Commercial ITC was extended and expanded upon by the IRA, which was signed into law by President Biden on August 16, 2022. The IRA also created several ITC “adders” to further incentivize various types of solar and storage facilities.

Our inability to operationalize these tax credits, avail ourselves of IRA benefits in a timely fashion, or ensure the facilities we intend to qualify under the ITC adders satisfy the applicable requirements, could impact our ability to compete, and compromise or eliminate opportunities to financially benefit from these tax credits, which would adversely impact our business. Additional guidance regarding the ITC adders is expected from the U.S. Department of the Treasury ("U.S. Treasury"). This guidance will be necessary in determining whether and to what extent we may benefit from the various ITC adders, and our ability to incorporate it into our business operations, which will be further impacted by the timing of any additional guidance provided by the U.S. Treasury. On February 13, 2023, the U.S. Treasury issued initial guidance regarding the Low-Income Communities Bonus Credit, which stated that the U.S. Treasury and the IRS will not accept applications to use this adder until the third quarter of 2023, or thereafter. The U.S. Treasury also stated that further guidance is forthcoming and will address application procedures, additional criteria, applicable definitions, and other information necessary to submit an application. Without additional clarifying guidance, or changes to the program construct, we are likely to face challenges efficiently monetizing the Low-Income Communities Bonus Credit based on the initial program guidance.

The federal government also currently offers a personal income tax credit under Section 25D of the Code (“Residential Clean Energy Credit”), for the installation of certain solar power facilities owned by residential taxpayers, which is applicable to customers who purchase a solar energy system outright as opposed to entering into a Customer Agreement.

We and our tax equity partners have claimed and expect to continue to claim ITCs with respect to qualifying solar energy projects. However, the application of law and guidance regarding ITC eligibility to the facts of particular solar energy projects is subject to a number of uncertainties, in particular with respect to the new IRA provisions for which U.S. Treasury regulations (“Treasury Regulations”) will continue to be forthcoming, and there can be no assurance that the IRS will agree with our approach in the event of an audit. The U.S. Treasury is expected to continue issuing Treasury Regulations and additional guidance with respect to the application of the newly enacted IRA provisions, and the IRS and U.S. Treasury may modify existing guidance, possibly with retroactive effect. Any of the foregoing items could reduce the amount of ITCs available to us and our tax equity partners. In this event, we could be required to indemnify tax equity partners for disallowed ITCs adjust the terms of future tax equity partnerships, or seek alternative sources of funding for solar energy projects, each of which could have a material adverse effect on our business, financial condition, results of operations and prospects.

Future reductions in the Commercial ITC and any further legislative reductions or changes to the Commercial ITC may impact the attractiveness of solar energy to certain tax equity investors and could potentially harm our business. Obtaining tax equity funding (and tax equity funding on advantageous terms) also may become more challenging. Additionally, the benefits of the Commercial ITC have historically enhanced our ability to provide competitive pricing for customers. Reductions in, eliminations of, or expirations of, governmental incentives such as the Residential Clean Energy Credit could reduce the number of customers who choose to purchase our solar energy systems.

Additionally, potential investors must remain satisfied that the structures that we offer make the tax benefits associated with solar energy systems available to these investors, which depends on the investors’ assessment of the tax law, the absence of any unfavorable interpretations of that law and the continued application of existing tax law and interpretations to our funding structures. Changes in existing law or interpretations of existing law by the IRS and/or the courts could reduce the willingness of investors to invest in funds associated with these solar energy systems. Moreover, reductions to the corporate tax rate may reduce the appetite for tax benefits overall, which could reduce the pool of available funds. Accordingly, we cannot provide assurances that this type of financing will continue to be available to us. New investment fund structures or other financing mechanisms may become available, but if we are unable to take advantage of these fund structures and financing mechanisms, we may be at a competitive disadvantage. If, for any reason, we are unable to finance our solar service offerings through tax-advantaged structures or if we are unable to realize or monetize Commercial ITCs or other tax benefits, we may no longer be able to provide our solar service offerings to new customers on an economically viable basis, which would have a material adverse effect on our business, financial condition, and results of operations.

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

The IRS is auditing one of our investment funds covered by our 2018 insurance policy in an audit involving a review of the fair market value determination of our solar energy systems. If this audit results in an adverse final determination, we may be subject to an indemnity obligation to our investor, which may result in certain limited out-of-pocket costs and potential increased insurance premiums in the future.

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

In December 2017, significant federal tax legislation was enacted, including a change to the corporate tax rate (the “Tax Act”). As part of the Tax Act, the current corporate income tax rate was reduced, and there were other changes including limiting or eliminating various other deductions, credits and tax preferences. This reduction in the corporate income tax rate may have reduced appetite for the Commercial ITC and depreciation benefits available with respect to solar facilities. The IRA implemented a corporate alternative minimum tax of 15% of financial statement income (subject to certain adjustments) for companies that report over $1 billion in profits to shareholders; similar to existing law, business credits (including Commercial ITCs) are limited to 75% of income in excess of $25,000 (with no limit against the first $25,000). We cannot predict whether and to what extent the U.S. corporate income tax rate will change under the Biden administration. The U.S. Congress is constantly considering changes to the tax code. Further limitations on, or elimination of, the tax benefits that support the financing of solar energy under current U.S. law could significantly impact our ability to raise tax equity investment funds or impact the terms thereof, including the amount of cash distributable to our investors. Similarly, any unfavorable interpretations of tax law by the IRS and/or the courts with respect to our financing structures could reduce the willingness of investors to invest in our funds associated with any such structure.

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

We are required, pursuant to the Exchange Act, to furnish a report by management on, among other things, the effectiveness of our internal controls over financial reporting. This assessment includes disclosure of any material weaknesses, if any, identified by our management in our internal controls over financial reporting. We are continuing to develop and refine our disclosure controls and improve our internal controls over financial reporting. We have expended, and anticipate that we will continue to expend, significant resources in order to maintain and continuously look for ways to enhance existing effective disclosure controls and procedures and internal controls over financial reporting. Our current controls and any new controls that we develop may become inadequate because of changes in conditions in our business, which presents additional complexities relating to the design and implementation of our disclosure controls and internal control over financial reporting. In addition, we or our independent accounting firm may identify weaknesses and deficiencies that we may not otherwise identify in a timely manner in the future. If we are not able to complete the work required under Section 404 of the Sarbanes-Oxley Act on a timely basis for future fiscal years, our annual report on Form 10-K may be delayed or deficient. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud will be detected.

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

As of December 31, 2022, we had U.S. federal and state net operating loss carryforwards (“NOLs”) of approximately $720.7 million and $2.5 billion, respectively, which begin expiring in varying amounts in 2028 and 2024, respectively, if unused. Our U.S. federal and certain state NOLs generated in tax years beginning after December 31, 2017 total approximately $1.4 billion and $296.8 million, respectively, have indefinite carryover periods, and do not expire. Under Sections 382 and 383 of the Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change NOLs and other pre-change tax assets, such as tax credits, to offset its post change income and taxes may be limited. In general, an “ownership change” occurs if there is a cumulative change in our ownership by “5% stockholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. Additionally, states may impose other limitations on the use of NOLs and tax credit carryforwards. For example, California has recently imposed other limitations on the use of NOLs and limited the use of certain tax credits for taxable years beginning in 2020 through 2022. Any such limitations on our ability to use our NOLs and other tax assets could adversely impact our business, financial condition, and results of operations. We have performed an analysis to determine whether an ownership change under Section 382 of the Code had occurred and determined no ownership changes were identified as of December 31, 2022. Vivint Solar, Inc. underwent an ownership change as of October 8, 2020.

We may be required to record an impairment expense on our goodwill or intangible assets.

We are required under generally accepted accounting principles to test goodwill for impairment at least annually or when events or changes in circumstances indicate that the carrying amount may be impaired, and to review our intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Factors that can lead to impairment of goodwill and intangible assets include significant adverse changes in the business climate and actual or projected operating results, declines in the financial condition of our business and sustained decrease in our stock price. Since our annual impairment test of goodwill for the fiscal year ended December 31, 2022, we have not identified any qualitative factors that would require a quantitative goodwill impairment analysis. However, if we identify any factors that could indicate an impairment, including a sustained decrease in our stock price, we may be required to record charges to earnings if our goodwill becomes impaired.

Risks Related to Ownership of Our Common Stock

Our executive officers, directors and principal stockholders continue to have substantial control over us, which will limit your ability to influence the outcome of important matters, including a change in control.

Our executive officers, directors and each of our stockholders who beneficially own 5% or more of our outstanding common stock and their affiliates, in the aggregate, beneficially own approximately 31.2% of the outstanding shares of our common stock, based on the number of shares outstanding as of December 31, 2022. As a result, these stockholders, if acting together, will be able to influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. They may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentrated control may have the effect of delaying or preventing a change in control of our company, could deprive our stockholders of an opportunity to receive a premium for their capital stock and might ultimately affect the market price of our common stock.

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

Further, the stock markets have experienced price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. These fluctuations often have been unrelated or disproportionate to the operating performance of those companies. In addition, the stock prices of many renewable energy companies have experienced fluctuations that have often been unrelated to the operating performance of those companies. These broad market and industry fluctuations, as well as general economic, political and market conditions such as recessions, government shutdowns, interest rate changes, or international currency fluctuations, has, and may continue to, cause the trading price of the notes and our common stock to decline. In the past, following periods of volatility in the overall market and the market price of a particular company’s securities, securities class action litigation has often been instituted against these companies. We are party to litigation that could result in substantial costs and a diversion of our management’s attention and resources.

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

We do not expect to declare any dividends in the foreseeable future, so investors may need to rely on sales of our common stock after price appreciation, which may never occur or only occur at certain times, as the only way to realize any future gains on their investment.

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

The Capped Call transactions may negatively affect the value of our common stock.

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

Item 1B. Unresolved Staff Comments.
Not applicable.

Item 2. Properties.
Our corporate headquarters and executive offices are located in San Francisco, California, where we lease approximately 44,000 square feet of office space. We also maintain 104 other locations, consisting primarily of branch offices, warehouses, sales offices and design centers in 19 states.
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
Holders of Record
As of February 17, 2023, there were approximately 293 holders of record of common stock. Certain shares are held in “street” name and, accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.
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
Unregistered Sales of Equity Securities
During the year ended December 31, 2021, we issued warrants exercisable for up to 846,943 shares of our common stock to certain strategic partners, calculated using the closing stock price for the respective stock grant’s quarter of issuance. The shares underlying the warrants will vest upon certain time- and performance-based criteria as set forth in the warrants. The exercise price of the warrants is $0.01 per share, and 346,269 and 69,309 warrants were exercised during the years ended December 31, 2022 and 2021, respectively.

The warrants were issued and sold pursuant to an exemption from the registration requirements of Section 5 of the Securities Act, as they did not involve a public offering under Section 4(a)(2) and were issued as restricted securities pursuant to Rule 144 of the Securities Act.
Stock Price Performance Graph
The following stock performance graph compares our total stock return with the total return for (i) the Nasdaq Composite Index and the (ii) the Invesco Solar ETF, which represents a peer group of solar companies, for the period from December 31, 2017 through December 31, 2022. The figures represented below assume an investment of $100 in our common stock at the closing price of $5.90 on December 29, 2017 and in the Nasdaq Composite Index and the Invesco Solar ETF on December 31, 2017 including the reinvestment of dividends into shares of common stock. The comparisons in the table are required by the SEC, and are not intended to forecast or be indicative of possible future performance of our common stock. This graph shall not be deemed “soliciting material” or be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that section, and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

$1,750.00
$1,700.00
$1,650.00
$1,600.00
$1,550.00
$1,500.00
$1,450.00
$1,400.00
$1,350.00
$1,300.00
$1,250.00
$1,200.00
$1,150.00
$1,100.00
$1,050.00
$1,000.00
$950.00
$900.00
$850.00
$800.00
$750.00
$700.00
$650.00
$600.00
$550.00
$500.00
$450.00
$400.00
$350.00
$300.00
$250.00
$200.00
$150.00
$100.00
$50.00
$0.00
12/31/2017
3/31/2018
6/30/2018
9/30/2018
12/31/2018
3/31/2019
6/30/2019
9/30/2019
12/31/2019
3/31/2020
6/30/2020
9/30/2020
12/31/2020
3/31/2021
6/30/2021
9/30/2021
12/31/2021
3/31/2022
6/30/2022
9/30/2022
12/31/2022
Sunrun Inc.
NASDAQ Composite Index
Invesco Solar ETF

Item 6. [Reserved].
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
We provide clean, solar energy to customers at a significant savings compared to traditional utility energy. We have been selling solar energy to residential customers through a variety of offerings since we were founded in 2007. We, either directly or through one of our solar partners, install a solar energy system on a customer’s home and either sell the system to the customer or, as is more often the case, sell the energy generated by the system to the customer pursuant to a lease or PPA with no or low upfront costs. We refer to these leases and PPAs as “Customer Agreements.” Following installation, a system is interconnected to the local utility grid. The home’s energy usage is provided by the solar energy system, with any additional energy needs provided by the local utility. Any excess solar energy, including amounts in excess of battery storage, that is not immediately used by the customers is exported to the utility grid using a bi-directional utility net meter, and the customer generally receives a credit for the excess energy from their utility to offset future usage of utility-generated energy.
We offer our solar service offerings both directly to the customer and through our solar partners, which include sales and installation partners, and strategic partners, which include retail partners. In addition, we sell solar energy systems directly to customers for cash. We also sell solar energy panels and other products (such as racking) to resellers. As of December 31, 2022, we provided our solar services to customers and sold solar energy panels and other products to resellers throughout the United States. More than 40% of our cumulative systems deployed are in California.
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

The Opportunity of Home Electrification and Storage Solutions to Build a Clean, Resilient Grid

The United States is on the precipice of a once-in-a-generation transformation of our energy system. The decarbonization of the American economy will require powering our energy supply, including our homes, appliances and automobiles, with clean energy. Sunrun’s next goal and chapter of growth is to be the go-to company for clean energy and storage solutions, and reliable home electrification, providing our customers with affordable renewable energy throughout their homes and our communities with a cleaner, more resilient grid. We believe Sunrun will be uniquely positioned as the leading national provider of solar and storage energy subscription offerings, making our clean energy services more accessible to even more communities.

We intend to pursue these opportunities on a variety of fronts. For instance, in May 2020, we announced a partnership with Ford Motor Company to be the preferred installer for Ford’s Charge Station Pro and Intelligent Backup Power System, debuting with the all-electric F-150 Lightning. Under the partnership, we co-developed Ford's Home Integration System, including the bi-directional inverter, which enables the F-150 Lightning to serve as a reliable home backup energy source by powering the home during an outage event. Through this partnership, customers in participating markets have the opportunity to install a solar and battery system on their home, enabling them to power their household with clean, affordable energy and charge their truck with the power of the sun.

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

We also believe that energy storage offerings will play an increasingly important role and be a key part of the customer value proposition. Robust storage offerings will enable a variety of grid services and grid reliability benefits. They will also play a crucial role in markets like California where time-of-use and net-billing policies mean that optimizing when power is consumed during the day is key to providing the most customer value.

In sum, we believe the electrification of the U.S. economy with renewable energy presents an unprecedented economic opportunity, as well as our country’s best path to achieving net zero emissions by 2050. Through these electrification, storage, and grid services opportunities, we aim to be the consumer brand synonymous with repowering our customers’ homes with renewable energy and providing a pathway to a cleaner, healthier future.

Macroeconomic Environment
Our business and financial performance also depend on worldwide economic conditions. We face global macroeconomic challenges, particularly in light of increases and volatility in interest rates, uncertainty in markets, inflationary trends, navigating complex and evolving regulatory and tax frameworks, and the dynamics of the global trade environment. Throughout fiscal 2022, we observed market uncertainty, increasing inflationary pressures, supply constraints and the ongoing and rippling effects from the COVID-19 pandemic. These market dynamics, which we expect will continue into the foreseeable future, have and may continue to impact our business and financial results, including costs and revenues.

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
As of December 31, 2022, we had 64 active investment funds, which are described below. We have established different types of investment funds to implement our asset monetization strategy. Depending on the nature of the investment fund, cash may be contributed to the investment fund by the investor upfront or in stages based on milestones associated with the design, construction or interconnection status of the solar energy systems. The cash contributed by the fund investor is used by the investment fund to purchase solar energy systems. The investment funds either own or enter into a master lease with a Sunrun subsidiary for the solar energy systems, Customer Agreements and associated incentives. We receive on-going cash distributions from the investment funds representing a portion of the monthly customer payments received. We use the upfront cash, as well as on-going distributions to cover our costs associated with designing, purchasing and installing the solar energy systems. In addition, we also use debt, equity and other financing strategies to fund our operations. The allocation of the economic benefits between us and the fund investor and the corresponding accounting treatment varies depending on the structure of the investment fund.
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
The table below provides an overview of our current investment funds (dollars in millions):

Consolidated Joint Ventures
	Pass-Through Financing Obligations	Partnership Flip	JV Inverted Lease
Consolidation	Owner entity consolidated, tenant entity not consolidated	Single entity, consolidated	Owner and tenant entities consolidated
Balance sheet classification	Pass-through financing obligation	Redeemable noncontrolling interests and noncontrolling interests	Redeemable noncontrolling interests
Revenue from Commercial ITCs	Recognized on the PTO date	None	None
Method of calculating investor interest	Effective interest rate method	Greater of HLBV or redemption value	Greater of HLBV or redemption value
Liability balance as of December 31, 2022	$305.6	N/A	N/A
Noncontrolling interest balance (redeemable or otherwise) as of December 31, 2022	N/A	$1,453.2	$5.5
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
In this investment fund structure, the investors make a series of large up-front payments as well as, in some instances, subsequent smaller quarterly lease payments through their respective tenant entity to the corresponding owner entity in exchange for the assignment of cash flows from Customer Agreements and certain other benefits associated with the Customer Agreements and related solar energy systems. We account for the payments from investors as borrowings by recording the proceeds received as financing obligations. The financing obligation is reduced over a period of approximately 22 years, or over 7 years in the case of one fund, by customer payments under the Customer Agreements; and proceeds from the contracted resale of SRECs as they are received by the investor. In addition, funds paid for the Commercial ITC value upfront are initially recorded as a refund liability and recognized as revenue as the associated solar system reaches permission to operate ("PTO").
We account for these investment funds in our consolidated financial statements as if we have not assigned the Customer Agreement to the investor, and we record on our consolidated financial statements activities arising from the Customer Agreements and any related Commercial ITCs monetized as part of the upfront payments received from the investor and SREC sales. The interest charge on our pass-through financing obligations is imputed at the inception of the fund based on the effective interest rate in the arrangement giving rise to the obligation and is updated prospectively as appropriate.
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
Key Operating Metrics
The following operating metrics are used by management to evaluate the performance of the business. Management believes these metrics provide investors with helpful information to determine the economic performance of the business activities in a period that would otherwise not be observable from historic GAAP measures. We regularly review a number of metrics, including the following key operating metrics, to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make strategic decisions. Some of our key operating metrics are estimates that are based on our management’s beliefs and assumptions and on information currently available to management. Although we believe that we have a reasonable basis for each of these estimates, we caution you that these estimates are based on a combination of assumptions that may prove to be inaccurate over time. Any inaccuracies could be material to our actual results when compared to our calculations. Please see the section titled “Risk Factors” in this Annual Report on Form 10-K for more information. Furthermore, other companies may calculate these metrics differently than we do now or in the future, which would reduce their usefulness as a comparative measure.

•Networked Solar Energy Capacity represents the aggregate megawatt production capacity of our solar energy systems, whether sold directly to customers or subject to executed Customer Agreements (i) for which we have confirmation that the systems are installed on the roof, subject to final inspection; (ii) in the case of certain system installations by our partners, for which we have accrued at least 80% of the expected project cost (inclusive of acquisitions of installed systems), or (iii) for multi-family and any other systems that have reached NTP, measured on the percentage of the project that has been completed based on expected project cost. Systems that have met these criteria are considered to be deployed. We believe it is helpful to investors to evaluate networked solar energy capacity added during the period in order to measure the growth of our business as a whole, whether sold directly to customers or subject to executed Customer Agreements.

•Gross Earning Assets is calculated as Gross Earning Assets Contracted Period plus Gross Earning Assets Renewal Period.

◦Gross Earning Assets Contracted Period represents the present value of the remaining net cash flows (discounted at 5%) during the initial term of our Customer Agreements as of the measurement date. It is calculated as the present value of cash flows (discounted at 5%) we expect to receive from Subscribers in future periods, after deducting expected operating and maintenance costs based on the service agreements underlying each fund, equipment replacements costs, distributions to tax equity partners in consolidated joint venture partnership flip structures, and distributions to project equity investors. We include cash flows we expect to receive in future periods from state incentive and rebate programs, contracted sales of solar renewable energy credits, and awarded net cash flows from grid service programs with utility or grid operators.

◦Gross Earning Assets Renewal Period is the forecasted net present value we would receive upon or following the expiration of the initial Customer Agreement term but before the 30th anniversary of the system’s activation (either in the form of cash payments during any applicable renewal period or a system purchase at the end of the initial term), for Subscribers as of the measurement date. We calculate the Gross Earning Assets Renewal Period amount at the expiration of the initial contract term assuming either a system purchase or a renewal, forecasting only a 30-year customer relationship (although the customer may renew for additional years, or purchase the system), at a contract rate equal to 90% of the customer’s contractual rate in effect at the end of the initial contract term. After the initial contract term, our Customer Agreements typically automatically renew annually or for five years and the rate is initially set at up to a 10% discount to then-prevailing utility power prices.

•Subscribers represent the cumulative number of Customer Agreements for systems that have been recognized as deployments through the measurement date.

•Customers represent the cumulative number of deployments, from our inception through the measurement date. We believe that it is helpful to investors to evaluate customers added during the period in order to measure the growth of our business as a whole.

Gross Earning Assets is forecasted as of a specific date. It is forward-looking, and we use judgment in developing the assumptions used to calculate it. Factors that could impact Gross Earning Assets include, but are not limited to, customer payment defaults, or declines in utility rates or early termination of a contract in certain circumstances, including prior to installation. We believe it is useful for investors to evaluate the future expected cash flows from all customers that have been deployed through the respective measurement date, less estimated costs to maintain such systems and estimated distributions to tax equity partners in consolidated joint venture partnership flip structures, and distributions to project equity investors. Various assumptions are made when calculating these metrics. Gross Earning Assets utilize a 5% unlevered discount rate (weighted average cost of capital or “WACC”) to discount future cash flows to the present period. Furthermore, this metric assumes that customers renew after the initial contract period at a rate equal to 90% of the rate in effect at the end of the initial contract term. For Customer Agreements with 25-year initial contract terms, a 5-year renewal period is assumed. For a 20-year initial contract term, a 10-year renewal period is assumed. In all instances, we assume a 30-year customer relationship, although the customer may renew for additional years, or purchase the system. Estimated cost of servicing assets has been deducted and is estimated based on the service agreements underlying each fund.

	As of December 31,
	2022	2021
Networked Solar Energy Capacity (megawatts)	5,667	4,677
Customers	797,296	660,311

	As of December 31,
	2022	2021
	(in thousands)
Gross Earning Assets Contracted Period	$8,878,718	$6,638,838
Gross Earning Assets Renewal Period	3,546,821	3,033,150
Gross Earning Assets	$12,425,539	$9,671,988

The tables below provide a range of Gross Earning Asset amounts if different default, discount and purchase and renewal assumptions were used.
Gross Earning Assets Contracted Period:

	As of December 31, 2022
	Discount rate
Default rate	3%	4%	5%	6%	7%
	(in thousands)
5%	$10,356,292	$9,430,203	$8,626,733	$7,926,640	$7,314,052
0%	$10,675,913	$9,713,368	$8,878,718	$8,151,849	$7,516,175
Gross Earning Assets Renewal Period:

	As of December 31, 2022
	Discount rate
Purchase or Renewal rate	3%	4%	5%	6%	7%
	(in thousands)
80%	$4,607,336	$3,760,531	$3,081,842	$2,535,745	$2,094,632
90%	$5,300,111	$4,326,955	$3,546,821	$2,918,950	$2,411,661
100%	$5,992,883	$4,893,377	$4,011,798	$3,302,153	$2,728,688
Total Gross Earning Assets:

	As of December 31, 2022
	Discount rate
Purchase or Renewal rate	3%	4%	5%	6%	7%
	(in thousands)
80%	$15,283,250	$13,473,899	$11,960,560	$10,687,595	$9,610,806
90%	$15,976,025	$14,040,323	$12,425,539	$11,070,799	$9,927,835
100%	$16,668,797	$14,606,744	$12,890,516	$11,454,002	$10,244,863

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
We begin to recognize revenue from a Customer Agreement when PTO for the applicable solar energy system is given by the local utility company or on the date daily operation commences if utility approval is not required. For Customer Agreements that include a fixed fee per month which entitles the customer to any and all electricity generated by the system, we recognize revenue evenly over the time that we satisfy our performance obligations over the initial term of Customer Agreements. For Customer Agreements that charge a fixed price per kilowatt hour, revenue is recognized based on the actual amount of power generated at rates specified under the contracts. Customer Agreements typically have an initial term of 20 or 25 years. After the initial contract term, our Customer Agreements typically automatically renew annually or for five years.
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
Consideration from customers is considered variable due to the performance guarantee under Customer Agreements and liquidated damage provisions under SREC contracts in the event minimum deliveries are not achieved. Customer Agreements with a performance guarantee provide a credit to the customer if the system's cumulative production, as measured on various PTO anniversary dates, is below our guarantee of a specified minimum. Revenue is recognized to the extent it is probable that a significant reversal of such revenue will not occur. If our estimate of the future production shortfall amount for Customer Agreements with a performance guarantee was 10% higher, the additional reduction to revenue in the twelve months ended December 31, 2022 would have been less than $2.4 million. Our estimated production shortfall reduced revenue during the twelve months ended December 31, 2022 by less than $6.2 million more than the prior year's period. We have historically estimated an immaterial amount of liquidated damages pursuant to SREC contracts, and actual damages have not been materially different from estimates, nor material in amount during the years ended December 31, 2022, 2021 and 2020.
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
Circumstances that could indicate impairment and require us to perform a quantitative impairment test include a significant decline in our financial results, a significant decline in our enterprise value relative to our net book value, a sustained decline in our stock price, or an unanticipated change in competition or our market share and a significant change in our strategic plans. A sustained decrease in the price of our common stock is one of the qualitative factors to be considered as part of an impairment test when evaluating whether events or changes in circumstances may indicate that it is more likely than not that a potential goodwill impairment exists. As of October 1, 2022, we concluded that our fair value exceeded our carrying value. We will continue monitoring the analysis of the qualitative and quantitative factors used as a basis for the goodwill impairment test during fiscal year 2023.
In performing the assessment, we performed a qualitative assessment and determined there were no indicators of impairment. To corroborate this conclusion, we compared the carrying value of our one reporting unit to our market capitalization and concluded that there was no goodwill impairment during the years ended December 31, 2022, 2021 and 2020.

Impairment of Long-Lived Assets
The carrying amounts of our long-lived assets, including solar energy systems and definite-lived intangible assets, are periodically reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable or that the useful life is shorter than originally estimated. Factors that we consider in deciding when to perform an impairment review would include significant negative industry or economic trends, and significant changes or planned changes in our use of the assets. Recoverability of these assets is measured by comparison of the carrying amount of each asset group to the future undiscounted cash flows the asset is expected to generate over its remaining life. If the asset is considered to be impaired, the amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset. If the useful life is shorter than originally estimated, we amortize the remaining carrying value over the new shorter useful life. During the years ended December 31, 2022, 2021 and 2020, there were no indicators of impairment and therefore no cash flow analysis was performed.
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
The calculation of HLBV does not require estimates since each HLBV calculation is based upon the liquidation provisions of each fund’s contractual agreement. The calculation of the redeemable noncontrolling interest balance involves estimates such as a discount rate used in net present value calculations, and customer default rates. If the assumptions used for each of these were 10% higher, the impact to the aggregate redeemable noncontrolling interest balance as of December 31, 2022 would be a reduction of $13.3 million.
Results of Operations
The results of operations presented below should be reviewed in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K. Our Annual Report on Form 10-K for the year ended December 31, 2021 includes a discussion and analysis of our financial condition and results of operations for the year ended December 31, 2020 in Item 7 of Part II, “Management's Discussion and Analysis of Financial Condition and Results of Operations.”

	Year Ended December 31,
	2022	2021
	(in thousands, except per share amounts)
Revenue:
Customer agreements and incentives	$983,047	$826,564
Solar energy systems and product sales	1,338,375	783,390
Total revenue	2,321,422	1,609,954
Operating expenses:
Cost of customer agreements and incentives	844,162	699,102
Cost of solar energy systems and product sales	1,178,548	666,370
Sales and marketing	745,386	622,961
Research and development	20,907	23,165
General and administrative	189,247	259,173
Amortization of intangible assets	5,364	5,370
Total operating expenses	2,983,614	2,276,141
Loss from operations	(662,192)	(666,187)
Interest expense, net	(445,819)	(327,700)
Other income, net	260,657	22,628
Loss before income taxes	(847,354)	(971,259)
Income tax expense	2,291	9,271
Net loss	(849,645)	(980,530)
Net loss attributable to noncontrolling interests and redeemable noncontrolling interests	(1,023,022)	(901,107)
Net income (loss) attributable to common stockholders	$173,377	$(79,423)
Net income (loss) per share attributable to common stockholders
Basic	$0.82	$(0.39)
Diluted	$0.80	$(0.39)
Weighted average shares used to compute net income (loss) per share attributable to common stockholders
Basic	211,347	205,132
Diluted	219,157	205,132

Comparison of the Years Ended December 31, 2022 and 2021
Revenue

	Year Ended December 31,		Change
	2022	2021	$	%
	(in thousands)
Customer agreements	$872,298	$725,220	$147,078	20%
Incentives	110,749	101,344	9,405	9%
Customer agreements and incentives	983,047	826,564	156,483	19%
Solar energy systems	913,904	471,283	442,621	94%
Products	424,471	312,107	112,364	36%
Solar energy systems and product sales	1,338,375	783,390	554,985	71%
Total revenue	$2,321,422	$1,609,954	$711,468	44%

Customer Agreements and Incentives. The $147.1 million increase in Revenue from Customer Agreements was primarily due to new systems placed in service in 2022 and a full year of revenue recognized in 2022 for systems placed in service in 2021 versus only a partial amount of such revenue related to the period in which the assets were in service in 2021. Revenue from incentives, which primarily consisted of the sale of SRECs, increased by $9.4 million when compared to the prior year related to the timing and volume of SREC sales which were responsive to market conditions.
Solar Energy Systems and Product Sales. Revenue from solar energy systems sales increased by $442.6 million compared to the prior year primarily due to an overall increased demand for solar energy systems in the marketplace, particularly through retail partners. Additionally, the average price of system sales increased 12% from the prior year period. Product sales increased by $112.4 million compared to the prior year primarily due to an overall increased demand for solar energy related products and services in the marketplace, and to a lesser extent, price increases on various solar products sold to resellers.
Operating Expenses

	Year Ended December 31,		Change
	2022	2021	$	%
	(in thousands)
Cost of customer agreements and incentives	$844,162	$699,102	$145,060	21%
Cost of solar energy systems and product sales	1,178,548	666,370	512,178	77%
Sales and marketing	745,386	622,961	122,425	20%
Research and development	20,907	23,165	(2,258)	(10)%
General and administrative expense	189,247	259,173	(69,926)	(27)%
Amortization of intangible assets	5,364	5,370	(6)	—%
Total operating expenses	$2,983,614	$2,276,141	$707,473	31%

Cost of Customer Agreements and Incentives. The $145.1 million increase in Cost of customer agreements and incentives was primarily due to the new systems placed in service in 2022, plus a full year of costs recognized in 2022 for systems placed in service in 2021 versus only a partial amount of such expenses related to the period in which the assets were in service in 2021.

The Cost of customer agreements and incentives remained relatively consistent at 86% of customer agreements and incentives revenue during 2022, when compared with 85% in the prior year period.

Cost of Solar Energy Systems and Product Sales. There was a $512.2 million increase in Cost of solar energy systems and product sales which was primarily due to the corresponding net increase in the solar energy systems and product sales discussed above.

The Cost of solar energy systems and product sales increased to 88% of solar energy systems and product sales revenue during 2022, when compared with 85% in the prior year period, primarily as a result of increased demand for solar energy related products and services in the marketplace.
Sales and Marketing Expense. The $122.4 million increase in Sales and marketing expense was primarily attributable to increases in headcount driving higher employee compensation and costs to acquire customers through our sales lead generating partners. Additionally, there was an increase of $4.4 million in severance related costs incurred during 2022. Included in sales and marketing expense were $38.7 million and $23.3 million of amortization of costs to obtain Customer Agreements for 2022 and 2021, respectively.
Research and Development Expense. The $2.3 million decrease in Research and development expense was primarily attributable to a decrease in headcount driving lower employee compensation costs.
General and Administrative Expense. The $69.9 million decrease in General and administrative expenses was primarily attributable to a decrease in stock-based compensation expense. This decrease in stock-based compensation was primarily attributable to $36.4 million of expense related to Vivint Solar recognized during 2021, which was based on the fair value at the time of the acquisition and the underlying awards have since fully vested. Additionally, there were decreases related to consulting costs of $3.1 million and $18.0 million in severance-related integration costs, when compared to 2021.
Non-Operating Expenses

	Year Ended December 31,		Change
	2022	2021	$	%
	(in thousands)
Interest expense, net	$(445,819)	$(327,700)	$(118,119)	36%
Other income, net	260,657	22,628	238,029	1,052%
Total interest and other income, net	$(185,162)	$(305,072)	$119,910	(39)%
Interest expense, net. The increase in Interest expense, net of $118.1 million is primarily related to additional non-recourse debt entered into in 2022. Included in net interest expense is $28.3 million and $26.3 million of non-cash interest recognized under Customer Agreements that have a significant financing component for 2022 and 2021, respectively.
Other income, net. The increase in other income, net of $238.0 million relates primarily to an increase of $168.3 million in gains on derivatives recognized in 2022, as well as a $47.3 million gain on an equity investment, with no such comparable activity in 2021.
Income Tax Expense

	Year Ended December 31,		Change
	2022	2021	$	%
	(in thousands)
Income tax expense	$2,291	$9,271	$(6,980)	(75)%
The decrease in Income tax expense of $7.0 million primarily relates to a decrease in valuation allowance on certain federal and state tax credits and net operating losses, which was offset by a decrease in tax benefit related to a higher pre-tax loss and an increase in noncontrolling interest and redeemable noncontrolling interests.
Given our net operating loss carryforwards as of December 31, 2022, we do not expect to pay income tax, including in connection with our 2022 income tax provision, until our net operating losses are fully utilized. As of December 31, 2022, we had net operating loss carryforwards for federal and state income tax purposes of approximately $720.7 million and $2.5 billion, respectively, which will begin to expire in 2028 for federal purposes and in 2024 for state purposes. In addition, federal and certain state net operating loss carryforwards generated in tax years beginning after December 31, 2017 total $1.4 billion and $296.8 million, respectively, and have indefinite carryover periods and do not expire.
Net Loss Attributable to Noncontrolling Interests and Redeemable Noncontrolling Interests

	Year Ended December 31,		Change
	2022	2021	$	%
	(in thousands)
Net loss attributable to noncontrolling interests and redeemable noncontrolling interests	$(1,023,022)	$(901,107)	$(121,915)	14%

Net loss attributable to noncontrolling interests and redeemable noncontrolling interests was primarily the result of an addition of six new investment funds since December 31, 2021, for which the HLBV method was used in determining the amount of net loss attributable to noncontrolling interests. Investment funds generally allocate more loss to the noncontrolling interest in the first several years after fund formation.

Liquidity and Capital Resources
As of December 31, 2022, we had cash of $740.5 million, which consisted of cash held in checking and savings accounts with financial institutions. We finance our operations mainly through a variety of financing fund arrangements that we have formed with fund investors, cash generated from our sources of revenue and borrowings from secured credit facilities arrangements with syndicates of banks and from secured, long-term non-recourse loan arrangements. In 2022, we received $1.2 billion of new commitments on secured credit facilities arrangements with syndicates of banks and $1.2 billion of commitments from secured, long-term non-recourse loan arrangements. Our principal uses of cash are funding our business, including the costs of acquisition and installation of solar energy systems, satisfaction of our obligations under our debt instruments and other working capital requirements. As of December 31, 2022, we had outstanding borrowings of $505.2 million on our $600.0 million credit facility maturing in January 2025. Additionally, we have purchase commitments, which have the ability to be canceled without significant penalties, with multiple suppliers to purchase $360.1 million of photovoltaic modules, inverters and batteries by the end of 2022. In January 2021, we issued $400.0 million of convertible senior notes with a maturity date of February 1, 2026, for net proceeds of approximately $389.0 million. Our business model requires substantial outside financing arrangements to grow the business and facilitate the deployment of additional solar energy systems. The solar energy systems that are operational are expected to generate a positive return rate over the term of the Customer Agreement, typically 20 or 25 years. However, in order to grow, we will continue to be dependent on financing from outside parties. If financing is not available to us on acceptable terms if and when needed, we may be required to reduce planned spending, which could have a material adverse effect on our operations. While there can be no assurances, we anticipate raising additional required capital from new and existing investors. We believe our cash, investment fund commitments and available borrowings as further described below will be sufficient to meet our anticipated cash needs for at least the next 12 months. We believe we will meet longer-term expected future cash requirements and obligations through a combination of cash flows from operating activities, available cash balances, and available credit via our credit facilities. The following table summarizes our cash flows for the periods indicated:

	Year Ended December 31,
	2022	2021
	(in thousands)
Consolidated cash flow data:
Net cash used in operating activities	$(848,793)	$(817,186)
Net cash used in investing activities	(2,086,066)	(1,686,185)
Net cash provided by financing activities	3,037,451	2,645,594
Net increase in cash	$102,592	$142,223
Operating Activities
During 2022, we used $848.8 million in net cash from operating activities. The driver of our operating cash outflow consists of the costs of our revenue, as well as sales, marketing and general and administrative costs. During 2022, our operating cash outflows were $438.1 million from our net loss excluding non-cash and non-operating items. Changes in working capital resulted in a net cash outflow of $410.8 million.
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
Investing Activities
During 2022, we used $2.1 billion in cash in investing activities. The majority was used to design, acquire and install solar energy systems and components under our long-term Customer Agreements. Included within cash used in investing activities during 2022, was a $75.0 million contribution we made as an additional investment in our home electrification venture with SK E&S Co., Ltd.
During 2021, we used $1.7 billion in cash in investing activities. The majority was used to design, acquire and install solar energy systems and components under our long-term Customer Agreements.
Financing Activities
During 2022, we generated $3.0 billion from financing activities. This was primarily driven by $1.2 billion in net proceeds from fund investors, $1.9 billion in net proceeds from debt, $32.9 million in net proceeds from stock-based awards activity, offset by $42.6 million in acquisition of noncontrolling interests and $14.1 million in repayments under finance lease obligations.
During 2021, we generated $2.6 billion from financing activities. This was primarily driven by $1.0 billion in net proceeds from fund investors, $1.6 billion in net proceeds from debt, $36.1 million in net proceeds from stock-based awards activity, offset by $42.0 million in acquisition of noncontrolling interests and $12.4 million in repayments under finance lease obligations.
Debt, Equity, and Financing Fund Commitments
Debt Instruments
For a discussion of the terms and conditions of debt instruments and changes thereof in the period, refer to Note 11, Indebtedness, to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
Investment Fund Commitments
As of December 31, 2022, we had committed and available capital of approximately $607.4 million that may only be used to purchase and install solar energy systems. We intend to establish new investment funds in the future, and we may also use debt, equity or other financing strategies to finance our business.

Recent Accounting Pronouncements
See Note 2, Summary of Significant Accounting Policies, to our consolidated financial statement included elsewhere in this Annual Report on Form 10-K.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to certain market risks in the ordinary course of our business. Our primary exposure includes changes in interest rates because certain borrowings bear interest at floating rates based on LIBOR or SOFR, as applicable, plus a specified margin. We sometimes manage our interest rate exposure on floating-rate debt by entering into derivative instruments to hedge all or a portion of our interest rate exposure in certain debt facilities. We do not enter into any derivative instruments for trading or speculative purposes. Changes in economic conditions could result in higher interest rates, thereby increasing our interest expense and operating expenses and reducing funds available for capital investments, operations and other purposes. A hypothetical 10% increase in our interest rates on our variable rate debt facilities would have increased our interest expense by $6.0 million and $3.2 million for the year ended December 31, 2022 and 2021, respectively.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Sunrun Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Sunrun Inc. (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income (loss), redeemable noncontrolling interests and stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 22, 2023 expressed an unqualified opinion thereon.
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

Noncontrolling Interests and Redeemable Noncontrolling Interests

Description of matter
At December 31, 2022, noncontrolling interests were $861.2 million and redeemable noncontrolling interests were $609.7 million. As explained in Note 2 to the consolidated financial statements, noncontrolling interests and redeemable noncontrolling interests represent investors’ interests in the net assets of the tax equity funds that the Company has created to finance the cost of its solar energy systems subject to the Company’s Customer Agreements. The Company has
determined that the contractual provisions in the funding arrangements represent substantive profit sharing arrangements. The Company has further determined that the appropriate methodology for attributing income and loss to the noncontrolling interests and redeemable noncontrolling interests each period is a balance sheet approach referred to as the hypothetical liquidation at book value
(“HLBV”) method.

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
February 22, 2023

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Sunrun Inc.
Opinion on Internal Control over Financial Reporting
We have audited Sunrun Inc.’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Sunrun Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2022 consolidated financial statements of the Company and our report dated February 22, 2023 expressed an unqualified opinion thereon.
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
/s/ Ernst & Young LLP

San Francisco, California
February 22, 2023

Sunrun Inc.
Consolidated Balance Sheets
(In Thousands, Except Share Par Values)

	As of December 31,
	2022	2021
Assets
Current assets:
Cash	$740,508	$617,634
Restricted cash	212,367	232,649
Accounts receivable (net of allowances for credit losses of $13,381 and $11,035 as of December 31, 2022 and 2021, respectively)	214,255	146,037
Inventories	783,904	506,819
Prepaid expenses and other current assets	146,609	44,580
Total current assets	2,097,643	1,547,719
Restricted cash	148	148
Solar energy systems, net	10,988,361	9,459,696
Property and equipment, net	67,439	56,886
Intangible assets, net	7,527	12,891
Goodwill	4,280,169	4,280,169
Other assets	1,827,518	1,125,743
Total assets (1)	$19,268,805	$16,483,252
Liabilities and total equity
Current liabilities:
Accounts payable	$339,166	$288,108
Distributions payable to noncontrolling interests and redeemable noncontrolling interests	32,050	31,582
Accrued expenses and other liabilities	406,466	364,136
Deferred revenue, current portion	183,719	111,739
Deferred grants, current portion	8,252	8,302
Finance lease obligations, current portion	11,444	10,901
Non-recourse debt, current portion	157,810	190,186
Pass-through financing obligation, current portion	16,544	7,166
Total current liabilities	1,155,451	1,012,120
Deferred revenue, net of current portion	912,254	761,872
Deferred grants, net of current portion	201,094	206,615
Finance lease obligations, net of current portion	17,302	11,314
Line of credit	505,158	211,066
Non-recourse debt, net of current portion	7,343,299	5,711,020
Convertible senior notes	392,882	390,618
Pass-through financing obligation, net of current portion	289,011	314,231
Other liabilities	140,290	190,056
Deferred tax liabilities	133,047	101,753
Total liabilities (1)	11,089,788	8,910,665
Commitments and contingencies (Note 19)
Redeemable noncontrolling interests	609,702	594,973
Stockholders’ equity:
Preferred stock, $0.0001 par value—authorized, 200,000 shares as of December 31, 2022 and 2021; no shares issued and outstanding as of December 31, 2022 and 2021	—	—
Common stock, $0.0001 par value—authorized, 2,000,000 shares as of December 31, 2022 and 2021; issued and outstanding, 214,184 and 208,176 shares as of December 31, 2022 and 2021, respectively	21	21
Additional paid-in capital	6,470,194	6,330,344
Accumulated other comprehensive loss	67,109	(73,050)
Retained earnings	170,798	(2,579)
Total stockholders’ equity	6,708,122	6,254,736
Noncontrolling interests	861,193	722,878
Total equity	7,569,315	6,977,614
Total liabilities, redeemable noncontrolling interests and total equity	$19,268,805	$16,483,252

(1)The Company’s consolidated assets as of December 31, 2022 and 2021 include $10,031,506 and $8,381,220, respectively, in assets of variable interest entities, or “VIEs”, that can only be used to settle obligations of the VIEs. Solar energy systems, net, as of December 31, 2022 and 2021 were $8,968,835 and $7,605,769, respectively; cash as of December 31, 2022 and 2021 were $457,005 and $377,044, respectively; restricted cash as of December 31, 2022 and 2021 were $44,514 and $70,346, respectively; accounts receivable, net as of December 31, 2022 and 2021 were $66,847 and $55,714, respectively; inventories as of December 31, 2022 and  2021 of $193,836 and $93,604, respectively; prepaid expenses and other current assets as of December 31, 2022 and 2021 were $12,698 and $1,519, respectively and other assets as of December 31, 2022 and 2021 were $287,771 and $177,224, respectively. The Company’s consolidated liabilities as of December 31, 2022 and 2021 include $2,227,002 and $2,152,492, respectively, in liabilities of VIEs whose creditors have no recourse to the Company. These liabilities include accounts payable as of December 31, 2022 and 2021 of $36,315 and $26,042, respectively; distributions payable to noncontrolling interests and redeemable noncontrolling interests as of December 31, 2022 and 2021 of $32,051 and $31,582, respectively; accrued expenses and other liabilities as of December 31, 2022 and 2021 of $32,512 and $31,036, respectively; deferred revenue as of December 31, 2022 and 2021 of $621,457 and $530,385, respectively; deferred grants as of December 31, 2022 and 2021 of $0 and $25,634, respectively; non-recourse debt as of December 31, 2022 and 2021 of $1,489,407 and $1,482,608, respectively; and other liabilities as of December 31, 2022 and 2021 of $15,260 and $25,205, respectively.
The accompanying notes are an integral part of these consolidated financial statements.

Sunrun Inc.
Consolidated Statements of Operations
(In Thousands, Except Per Share Amounts)

	Year Ended December 31,
	2022	2021	2020
Revenue:
Customer agreements and incentives	$983,047	$826,564	$484,160
Solar energy systems and product sales	1,338,375	783,390	438,031
Total revenue	2,321,422	1,609,954	922,191
Operating expenses:
Cost of customer agreements and incentives	844,162	699,102	385,650
Cost of solar energy systems and product sales	1,178,548	666,370	357,876
Sales and marketing	745,386	622,961	352,299
Research and development	20,907	23,165	19,548
General and administrative	189,247	259,173	266,746
Amortization of intangible assets	5,364	5,370	5,180
Total operating expenses	2,983,614	2,276,141	1,387,299
Loss from operations	(662,192)	(666,187)	(465,108)
Interest expense, net	(445,819)	(327,700)	(230,601)
Other income (expense), net	260,657	22,628	8,188
Loss before income taxes	(847,354)	(971,259)	(687,521)
Income tax expense (benefit)	2,291	9,271	(60,573)
Net loss	(849,645)	(980,530)	(626,948)
Net loss attributable to noncontrolling interests and redeemable noncontrolling interests	(1,023,022)	(901,107)	(453,554)
Net income (loss) attributable to common stockholders	$173,377	$(79,423)	$(173,394)
Net income (loss) per share attributable to common stockholders
Basic	$0.82	$(0.39)	$(1.24)
Diluted	$0.80	$(0.39)	$(1.24)
Weighted average shares used to compute net income (loss) per share attributable to common stockholders
Basic	211,347	205,132	139,606
Diluted	219,157	205,132	139,606
The accompanying notes are an integral part of these consolidated financial statements.

Sunrun Inc.
Consolidated Statements of Comprehensive Income (Loss)
(In Thousands)

	Year Ended December 31,
	2022	2021	2020
Net income (loss) attributable to common stockholders	$173,377	$(79,423)	$(173,394)
Unrealized gain (loss) on derivatives, net of income taxes	140,805	18,496	(63,445)
Adjustment for net (gain) loss on derivatives recognized into earnings, net of income taxes	(646)	15,209	9,443
Other comprehensive income (loss)	140,159	33,705	(54,002)
Comprehensive income (loss)	$313,536	$(45,718)	$(227,396)
The accompanying notes are an integral part of these consolidated financial statements.

Sunrun Inc.
Consolidated Statements of Redeemable Noncontrolling Interests and Stockholders' Equity
(In Thousands)

	Redeemable Noncontrolling Interests	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Stockholders' Equity	Noncontrolling Interests	Total Equity
		Shares	Amount
Balance - December 31, 2019	$306,565	118,451	$12	$766,006	$(52,753)	$251,466	$964,731	$366,701	$1,331,432
Cumulative effect of adoption of new ASU (No. 2018-02)	—	—	—	—	—	(1,228)	(1,228)	—	(1,228)
Exercise of stock options	—	6,609	—	41,840	—	—	41,840	$—	41,840
Issuance of restricted stock units, net of tax withholdings	—	4,124	1	(1,026)	—	—	(1,025)	—	(1,025)
Shares issued in connection with the Employee Stock Purchase Plan	—	675	—	7,842	—	—	7,842	—	7,842
Stock-based compensation	—	—	—	177,082	—	—	177,082	—	177,082
Contributions from redeemable noncontrolling interests and noncontrolling interests	484,091	—	—	—	—	—	—	333,970	333,970
Distributions to redeemable noncontrolling interests and noncontrolling interests	(37,453)	—	—	—	—	—	—	(69,060)	(69,060)
Net loss	(243,542)	—	—	—	—	(173,394)	(173,394)	(210,012)	(383,406)
Shares issued in connection with a subscription agreement	—	2,075	—	75,000	—	—	75,000	—	75,000
Acquisition of Vivint Solar	58,300	69,472	7	5,037,516	—	—	5,037,523	229,400	5,266,923
Acquisition of noncontrolling interest	(7,500)	—	—	3,542	—	—	3,542	—	3,542
Other comprehensive loss, net of taxes	—	—	—	—	(54,002)	—	(54,002)	—	(54,002)
Balance - December 31, 2020	560,461	201,406	20	6,107,802	(106,755)	76,844	6,077,911	650,999	6,728,910
Exercise of stock options	—	2,046	—	19,326	—	—	19,326	—	19,326
Issuance of restricted stock units, net of tax withholdings	—	3,749	1	—	—	—	1	—	1
Shares issued in connection with the Employee Stock Purchase Plan	—	975	—	16,812	—	—	16,812	—	16,812
Stock-based compensation	—	—	—	221,857	—	—	221,857	—	221,857
Contributions from redeemable noncontrolling interests and noncontrolling interests	157,127	—	—	—	—	—	—	1,081,605	1,081,605
Distributions to redeemable noncontrolling interests and noncontrolling interests	(63,280)	—	—	—	—	—	—	(136,141)	(136,141)
Net loss	(35,908)	—	—	—	—	(79,423)	(79,423)	(865,199)	(944,622)
Capped call transaction	—	—	—	(28,000)	—	—	(28,000)	—	(28,000)
Acquisition of noncontrolling interest	(23,427)	—	—	(7,453)	—	—	(7,453)	(8,386)	(15,839)
Other comprehensive income, net of taxes	—	—	—	—	33,705	—	33,705	—	33,705
Balance - December 31, 2021	594,973	208,176	21	6,330,344	(73,050)	(2,579)	6,254,736	722,878	6,977,614
Exercise of stock options	—	1,842	—	13,772	—	—	13,772	—	13,772
Issuance of restricted stock units, net of tax withholdings	—	2,968	—	—	—	—	—	—	—
Shares issued in connection with the Employee Stock Purchase Plan	—	1,198	—	19,091	—	—	19,091	—	19,091
Stock-based compensation	—	—	—	123,050	—	—	123,050	—	123,050
Contributions from redeemable noncontrolling interests and noncontrolling interests	89,088	—	—	—	—	—	—	1,325,705	1,325,705
Distributions to redeemable noncontrolling interests and noncontrolling interests	(67,732)	—	—	—	—	—	—	(150,369)	(150,369)
Net (loss) income	(5,558)	—	—	—	—	173,377	173,377	(1,017,464)	(844,087)
Acquisition of noncontrolling interests	(1,069)	—	—	(16,063)	—	—	(16,063)	(19,557)	(35,620)
Other comprehensive income, net of taxes	—	—	—	—	140,159	—	140,159	—	140,159
Balance - December 31, 2022	$609,702	214,184	$21	$6,470,194	$67,109	$170,798	$6,708,122	$861,193	$7,569,315
The accompanying notes are an integral part of these consolidated financial statements

Sunrun Inc.
Consolidated Statements of Cash Flows
(In Thousands)

	Year Ended December 31,
	2022	2021	2020
Operating activities:
Net loss	$(849,645)	$(980,530)	$(626,948)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization, net of amortization of deferred grants	451,046	388,096	242,942
Deferred income taxes	2,291	9,607	(60,573)
Stock-based compensation expense	110,633	211,000	170,587
Interest on pass-through financing obligations	20,076	21,431	23,166
Reduction in pass-through financing obligations	(41,164)	(42,309)	(39,188)
Unrealized gain on derivatives	(184,904)	(21,686)	(453)
Other noncash items	53,651	82,286	51,040
Changes in operating assets and liabilities:
Accounts receivable	(86,762)	(62,124)	4,988
Inventories	(277,085)	(223,774)	47,554
Prepaid and other assets	(378,807)	(377,505)	(117,033)
Accounts payable	40,458	66,932	(45,718)
Accrued expenses and other liabilities	64,122	33,195	(9,853)
Deferred revenue	227,297	78,195	41,517
Net cash used in operating activities	(848,793)	(817,186)	(317,972)
Investing activities:
Payments for the costs of solar energy systems	(1,992,863)	(1,677,609)	(966,580)
Business combination, net of cash acquired	—	—	537,242
Purchase of equity investment	(75,000)	—	(65,356)
Purchases of property and equipment, net	(18,203)	(8,576)	(3,095)
Net cash used in investing activities	(2,086,066)	(1,686,185)	(497,789)
Financing activities:
Proceeds from state tax credits, net of recapture	—	—	5,683
Proceeds from line of credit	1,165,267	738,046	182,700
Repayment of line of credit	(871,175)	(757,640)	(191,525)
Proceeds from issuance of convertible senior notes, net of capped call transaction	—	372,000	—
Proceeds from issuance of non-recourse debt	3,428,830	2,186,990	751,493
Repayment of non-recourse debt	(1,799,428)	(856,091)	(399,459)
Payment of debt fees	(62,994)	(53,793)	(14,083)
Proceeds from pass-through financing and other obligations, net	3,645	10,032	8,701
Repayment of pass-through financing obligation	—	(18,050)	—
Payment of finance lease obligations	(14,146)	(12,352)	(10,578)
Contributions received from noncontrolling interests and redeemable noncontrolling interests	1,414,793	1,238,732	818,061
Distributions paid to noncontrolling interests and redeemable noncontrolling interests	(217,633)	(196,466)	(111,223)
Acquisition of noncontrolling interest	(42,571)	(41,955)	(2,694)
Net proceeds related to stock-based award activities	32,863	36,141	48,664
Proceeds from shares issued in connection with a subscription agreement	—	—	75,000
Net cash provided by financing activities	3,037,451	2,645,594	1,160,740
Net change in cash and restricted cash	102,592	142,223	344,979
Cash and restricted cash, beginning of period	850,431	708,208	363,229
Cash and restricted cash, end of period	$953,023	$850,431	$708,208
Supplemental disclosures of cash flow information
Cash paid for interest	$300,118	$225,250	$119,626
Cash paid for income taxes	$—	$—	$—
Supplemental disclosures of noncash investing and financing activities
Purchases of solar energy systems and property and equipment included in accounts payable and accrued expenses	$61,327	$50,386	$66,433
Right-of-use assets obtained in exchange for new finance lease liabilities	$21,030	$11,055	$4,265
Portion of solar energy systems financed with seller financing, included within non-recourse debt	$—	$37,000	$—
The accompanying notes are an integral part of these consolidated financial statements.

Sunrun Inc.
Notes to Consolidated Financial Statements

Note 1. Organization
Sunrun Inc. (“Sunrun” or the “Company”) was formed in 2007 and is engaged in the design, development, installation, sale, ownership and maintenance of residential solar energy systems (“Projects”) in the United States.
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
Revenue from external customers (including, but not limited to homeowners) for each group of similar products and services is as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Customer agreements	$872,298	$725,220	$432,527
Incentives	110,749	101,344	51,633
Customer agreements and incentives	983,047	826,564	484,160

Solar energy systems	913,904	471,283	269,866
Products	424,471	312,107	168,165
Solar energy systems and product sales	1,338,375	783,390	438,031
Total revenue	$2,321,422	$1,609,954	$922,191
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
The following table provides a reconciliation of cash and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statement of cash flows. Cash and restricted cash consists of the following (in thousands):

	December 31,
	2022	2021	2020
Cash	$740,508	$617,634	$519,965
Restricted cash, current and long-term	212,515	232,797	188,243
Total	$953,023	$850,431	$708,208
Accounts Receivable
Accounts receivable consist of amounts due from customers as well as state and utility rebates due from government agencies and utility companies. Under Customer Agreements, the customers typically assign incentive rebates to the Company.
Accounts receivable are recorded at net realizable value. The Company maintains allowances for the applicable portion of receivables using the expected credit loss model. The Company estimates expected credit losses from doubtful accounts based upon the expected collectability of all accounts receivables, which takes into account the number of days past due, collection history, identification of specific customer exposure, current

Sunrun Inc.
Notes to Consolidated Financial Statements — Continued
economic trends, and management’s expectation of future economic conditions. Once a receivable is deemed to be uncollectible, it is written off. In 2022, 2021 and 2020, the Company recorded provisions for credit losses of $17.0 million, $11.7 million and $7.2 million, respectively, and wrote-off uncollectible receivables of $10.3 million, $5.6 million and $5.4 million, respectively.
Accounts receivable, net consists of the following (in thousands):

	December 31,
	2022	2021
Customer receivables	$218,712	$147,371
Other receivables	8,924	9,701
Allowance for credit losses	(13,381)	(11,035)
Total	$214,255	$146,037
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
Capitalization of Software Costs
For costs incurred in the development of internal use software, the Company capitalizes costs incurred during the application development stage. Costs related to preliminary project activities and post implementation activities are expensed as incurred. Internal use software is amortized on a straight-line basis over its estimated useful life of 3 years. Costs of $10.0 million, $6.2 million and $2.0 million were capitalized in 2022, 2021 and 2020, respectively.
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

Sunrun Inc.
Notes to Consolidated Financial Statements — Continued
Circumstances that could indicate impairment and require the Company to perform a quantitative impairment test include significant declines in the Company’s financial results or enterprise value relative to its net book value or a sustained decline in the Company's stock price below its book value, coupled with declines in valuations for comparable public companies or acquisition premiums. As of October 1, 2022, the Company concluded that the fair value of the Company exceeded its carrying value. Since December 31, 2021, the trading price of the Company’s common stock has generally declined. A sustained decrease in the Company’s stock price is one of the qualitative factors to be considered as part of an impairment test when evaluating whether events or changes in circumstances may indicate that it is more likely than not that a potential goodwill impairment exists. The Company will continue monitoring the analysis of the qualitative and quantitative factors used as a basis for the goodwill impairment test during fiscal year 2023.
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

    The opening balance of deferred revenue was $799.3 million as of December 31, 2020. Deferred revenue consists of the following (in thousands):

	December 31,
	2022	2021
Under Customer Agreements:
Payments received, net	$840,771	$645,439
Financing component balance	65,326	58,517
	906,097	703,956

Under SREC contracts:
Payments received, net	179,416	161,575
Financing component balance	10,460	8,080
	189,876	169,655

Total	$1,095,973	$873,611
    During the years ended December 31, 2022, 2021 and 2020, the Company recognized revenue of $99.0 million, $86.3 million and $80.3 million, respectively, from amounts included in deferred revenue at the beginning of the respective periods. Revenue allocated to remaining performance obligations represents contracted revenue that has not yet been recognized and includes deferred revenue as well as amounts that will be invoiced and recognized as revenue in future periods. Contracted but not yet recognized revenue was approximately $19.1 billion as of December 31, 2022, of which the Company expects to recognize approximately 5% over the next 12 months. The annual recognition is not expected to vary significantly over the next 10 years as the vast majority of existing Customer Agreements have at least 10 years remaining, given that the average age of the Company's fleet of residential solar energy systems under Customer Agreements is less than five years due to the Company being formed in 2007 and having experienced significant growth in the last few years. The annual recognition on these existing contracts will gradually decline over the midpoint of the Customer Agreements over the following 10 years as the typical 20- or 25-year initial term expires on individual Customer Agreements.

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
Derivative Financial Instruments
The Company recognizes all derivative instruments on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income if a derivative is designated as part of a hedge transaction. The ineffective portion of the hedge, if any, is immediately recognized in earnings and are included in other income (expenses), net in the consolidated statements of operations.
The Company uses derivative financial instruments, primarily interest rate swaps, to manage its exposure to interest rate risks on its syndicated term loans, which are recognized on the balance sheet at their fair values. On the date that the Company enters into a derivative contract, the Company formally documents all relationships between the hedging instruments and the hedged items, as well as its risk management objective and strategy for undertaking each hedge transaction. Derivative instruments designated in a hedge relationship to mitigate exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Cash flow hedges are accounted for by recording the fair value of the derivative instrument on the balance sheet as either a freestanding asset or liability. Changes in the fair value of a derivative that is designated and qualifies as an effective cash flow hedge are recorded in accumulated other comprehensive loss, net of tax, until earnings are affected by the variability of cash flows of the hedged item. Any derivative gains and losses that are not effective in hedging the variability of expected cash flows of the hedged item or that do not qualify for hedge accounting treatment are recognized directly into income. At the hedge’s inception and at least quarterly thereafter, a formal assessment is performed to determine whether changes in cash flows of the derivative instrument have been highly effective in offsetting changes in the cash flows of the hedged items and whether they are expected to be highly effective in the future. The Company discontinues hedge accounting prospectively when (i) it determines that the derivative is no longer effective in offsetting changes in the cash flows of a hedged item; (ii) the derivative expires or is sold, terminated, or exercised; or (iii) management determines that designating the derivative as a hedging instrument is no longer appropriate. In all situations in which hedge accounting is discontinued and the derivative remains outstanding, the derivative instrument is carried at its fair market value on the balance sheet with the changes in fair value recognized in current period earnings. The remaining balance in accumulated other

Sunrun Inc.
Notes to Consolidated Financial Statements — Continued
comprehensive income associated with the derivative that has been discontinued is not recognized in the income statement unless it is probable that the forecasted transaction will not occur. Such amounts are recognized in earnings when earnings are affected by the hedged transaction.
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

    The Company begins to recognize revenue on Customer Agreements when permission to operate ("PTO") is given by the local utility company or on the date daily operation commences if utility approval is not required. Revenue recognition does not necessarily follow the receipt of cash. For Customer Agreements that include a fixed fee per month which entitles the customer to any and all electricity generated by the system, and for which the Company’s obligation is to provide continuous access to a functioning solar energy system, the Company recognizes revenue evenly over the time that it satisfies its performance obligations, which is over the initial term of the Customer Agreements. For Customer Agreements that charge a fixed price per kilowatt hour, and for which the Company’s obligation is the provision of electricity from a solar energy system, revenue is recognized based on the actual amount of power generated at rates specified under the contracts. Customer Agreements typically have an initial term of 20 or 25 years. After the initial contract term, Customer Agreements typically automatically renew annually or for five years.

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

Sunrun Inc.
Notes to Consolidated Financial Statements — Continued
Stock-Based Compensation
The Company grants stock options and restricted stock units (“RSUs”) for its equity incentive plan and employee stock purchase plan. Stock-based compensation to employees is measured based on the grant date fair value of the awards and recognized over the period during which the employee is required to perform services in exchange for the award (generally the vesting period of the award). When determining the grant date fair value of stock-based compensation, the Company utilizes the observable closing share price of its stock on the grant date. The Company considers whether any adjustments are needed to the share price to reflect fair value, including in instances where the observable market price does not reflect certain material non-public information known to the Company, but unavailable to marketplace participants at the time the market price is observed. No such adjustments were made during the years ended December 31, 2022, 2021, and 2020. The Company estimates the fair value of stock options and employee stock purchase plans awards granted using the Black-Scholes option-valuation model. Upon completion of the acquisition of Vivint Solar, all outstanding equity awards under Vivint Solar's equity incentive plans were automatically converted to Sunrun equity awards with the number of shares underlying such awards (and, in the case of stock options, the applicable exercise price) adjusted based on the exchange ratio of 0.55 shares of Sunrun common stock per share of Vivint Solar common stock and the fair value was also updated in accordance with ASC 718, Stock Compensation. Compensation cost is recognized over the vesting period of the applicable award using the straight-line method for those options expected to vest. For performance-based equity compensation awards, the Company generally recognizes compensation expense for each vesting tranche over the related performance period.
The Company also grants RSUs to non-employees that vest upon the satisfaction of both performance and service conditions. For RSUs granted to non-employees that vest upon the satisfaction of a performance condition, the Company starts recognizing expense on the RSUs when the performance condition is met.
Net Income (Loss) Per Share
Basic net income (loss) per share is computed by dividing net income (loss) attributable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing net income (loss) attributable to common stockholders by the weighted-average number of common shares outstanding during the period adjusted to include the effect of potentially dilutive securities. Potentially dilutive securities are excluded from the computation of dilutive EPS in periods in which the effect would be antidilutive.
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

Sunrun Inc.
Notes to Consolidated Financial Statements — Continued
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
Concentrations of Risk
Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash and accounts receivable, which includes rebates receivable. The associated risk of concentration for cash is mitigated by banking with institutions with high credit ratings. At certain times, amounts on deposit exceed Federal Deposit Insurance Corporation insurance limits. The Company does not require collateral or other security to support accounts receivable. To reduce credit risk, management performs periodic credit evaluations and ongoing evaluations of its customers’ financial condition. Rebates receivable are due from various states and local governments as well as various utility companies. The Company considers the collectability risk of such amounts to be low. The Company is not dependent on any single customer. The Company’s customers under Customer Agreements are primarily located in California, Arizona, New Jersey, New York, Maryland and Massachusetts. The loss of a customer would not adversely impact the Company’s operating results or financial position. The Company depends on a limited number of suppliers of solar panels and other system components. During the years ended December 31, 2022 and 2021, the solar materials purchases from the top five suppliers were approximately $747.1 million and $627.7 million, respectively.
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

Sunrun Inc.
Notes to Consolidated Financial Statements — Continued
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
In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848), Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts, hedging relationships, and other transactions that reference LIBOR or other reference rates that are expected to be discontinued because of reference rate reform. This ASU is available for adoption as of the beginning of the interim period that includes March 12, 2020 through December 31, 2022, as contract modifications or hedging relationships entered into or evaluated after December 31, 2022 are excluded unless an entity has elected certain optional expedients for and that are retained through the end of the hedging relationship. In December 2022, the FASB issued ASU 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848, which defers the sunset date from December 31, 2022 to December 31, 2024, after which entities will no longer be permitted to apply the relief in Topic 848. For the Company’s cash flow hedges in which the designated hedged risk is LIBOR or another rate that is expected to be discontinued, the

Sunrun Inc.
Notes to Consolidated Financial Statements — Continued
Company adopted upon issuance of ASU 2020-04 the portion of the guidance that allows it to assert that it remains probable that the hedged forecasted transaction will occur. The Company adopted the remainder of this guidance effective January 1, 2021, and there was no impact to its consolidated financial statements.
Accounting standards adopted January 1, 2022:
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

Note 4. Fair Value Measurement
At December 31, 2022 and 2021, the carrying value of receivables, accounts payable, accrued expenses and distributions payable to noncontrolling interests approximates fair value due to their short-term nature and falls under the Level 2 hierarchy. The carrying values and fair values of debt instruments are as follows (in thousands):

	December 31, 2022		December 31, 2021
	Carrying Value	Fair Value	Carrying Value	Fair Value
Recourse debt	$898,040	$787,340	$601,684	$518,168
Senior debt	3,238,633	3,176,774	2,269,623	2,261,071
Subordinated debt	1,743,048	1,625,258	1,160,115	1,160,432
Securitization debt	2,519,428	2,169,247	2,471,468	2,494,070
Total	$8,399,149	$7,758,619	$6,502,890	$6,433,741
At December 31, 2022 and 2021, the fair value of certain recourse debt and certain senior, subordinated and securitization loans approximate their carrying values because their interest rates are variable rates that approximate rates currently available to the Company. At December 31, 2022 and 2021, the fair value of the Company’s other debt instruments are based on rates currently offered for debt with similar maturities and terms. The Company’s fair value of the debt instruments fell under the Level 2 hierarchy. These valuation approaches involve some level of management estimation and judgment, the degree of which is dependent on the price transparency for the instruments or market.
At December 31, 2022 and 2021, financial instruments measured at fair value on a recurring basis, based upon the fair value hierarchy are as follows (in thousands):

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Derivative assets:
Interest rate swaps	$—	$177,827	$—	$177,827
Total	$—	$177,827	$—	$177,827

Derivative liabilities:
Interest rate swaps	$—	$8,247	$—	$8,247
Total	$—	$8,247	$—	$8,247

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Derivative assets:
Interest rate swaps	$—	$26,673	$—	$26,673
Total	$—	$26,673	$—	$26,673

Derivative liabilities:
Interest rate swaps	$—	$83,873	$—	$83,873
Total	$—	$83,873	$—	$83,873

Sunrun Inc.
Notes to Consolidated Financial Statements — Continued
The above balances are recorded in other assets and other liabilities, respectively, in the consolidated balance sheets, except for $55.0 million and nil as of December 31, 2022 and 2021, respectively, which is recorded in prepaid and other current assets and nil and $23.0 million as of December 31, 2022 and 2021, respectively, which is recorded in accrued expenses and other liabilities.
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

Note 5. Inventories
Inventories consist of the following (in thousands):

	December 31,
	2022	2021
Raw materials	$671,880	$413,819
Work-in-process	112,024	93,000
Total	$783,904	$506,819

Note 6. Solar Energy Systems, net
Solar energy systems, net consists of the following (in thousands):

	December 31,
	2022	2021
Solar energy system equipment costs	$10,529,852	$9,018,788
Inverters and batteries	1,384,776	1,127,014
Total solar energy systems	11,914,628	10,145,802
Less: accumulated depreciation and amortization	(1,682,296)	(1,267,932)
Add: construction-in-progress	756,029	581,826
Total solar energy systems, net	$10,988,361	$9,459,696
All solar energy systems, including construction-in-progress, have been leased to or are subject to signed Customer Agreements with customers. The Company recorded depreciation expense related to solar energy systems of $426.7 million, $368.0 million and $225.9 million for the years ended December 31, 2022, 2021 and 2020, respectively. The depreciation expense was reduced by the amortization of deferred grants of $8.3 million, $8.3 million and $8.2 million for the years ended December 31, 2022, 2021 and 2020, respectively.

Sunrun Inc.
Notes to Consolidated Financial Statements — Continued
Note 7. Property and Equipment, net
Property and equipment, net consists of the following (in thousands):

	December 31,
	2022	2021
Machinery and equipment	$11,742	$10,339
Leasehold improvements, furniture, and computer hardware	44,547	41,209
Vehicles	94,821	76,487
Computer software	53,314	43,552
Total property and equipment	204,424	171,587
Less: Accumulated depreciation and amortization	(136,985)	(114,701)
Total property and equipment, net	$67,439	$56,886
Depreciation and amortization expense was $27.2 million, $23.0 million and $20.0 million for the years ended December 31, 2022, 2021 and 2020, respectively.
Note 8. Goodwill and Intangible Assets, net
The goodwill and intangible assets were acquired as part of the acquisition of Mainstream Energy Corporation, which included AEE Solar and its racking business SnapNrack; Clean Energy Experts, LLC; Omni Energy, LLC; and Vivint Solar.
The Company has determined that it has one reporting unit and performs its annual impairment test of goodwill on October 1 of each fiscal year or whenever events or circumstances change or occur that would indicate that goodwill might be impaired. As of October 1, 2022, the Company conducted its annual goodwill impairment test, based on a qualitative assessment. The test concluded that no impairment had occurred.
There was no impairment of goodwill during the years ended December 31, 2022, 2021 and 2020.
Intangible assets, net as of December 31, 2022 consist of the following (in thousands, except weighted average remaining life):

	Cost	Accumulated amortization	Carrying value	Weighted average remaining life (in years)
Customer relationships	$32,770	$(25,336)	$7,434	1.8
Trade names	6,990	(6,897)	93	0.3
Total	$39,760	$(32,233)	$7,527
Intangible assets, net as of December 31, 2021 consist of the following (in thousands, except weighted average remaining life):

	Cost	Accumulated amortization	Carrying value	Weighted average remaining life (in years)
Customer relationships	$32,770	$(20,346)	$12,424	2.7
Trade names	6,990	(6,523)	467	1.3
Total	$39,760	$(26,869)	$12,891

The Company recorded amortization of intangible assets expense of $5.4 million, $5.4 million and $5.2 million for the years ended December 31, 2022, 2021 and 2020, respectively. As of December 31, 2022, expected amortization of intangible assets for each of the five succeeding fiscal years and thereafter is as follows (in thousands):

2023	$4,673
2024	2,269
2025	585
2026	—
2027	—
Thereafter	—
Total	$7,527

Note 9. Other Assets
Other assets consist of the following (in thousands):

	December 31,
	2022	2021
Costs to obtain contracts - customer agreements	$1,096,346	$703,080
Costs to obtain contracts - incentives	2,481	2,481
Accumulated amortization of costs to obtain contracts	(112,968)	(74,529)
Unbilled receivables	324,385	212,727
Allowance for credit loss on unbilled receivables	(3,322)	(2,411)
Operating lease right-of-use assets	104,759	92,707
Equity investment	186,197	63,826
Other assets	229,640	127,862
Total	$1,827,518	$1,125,743
    The Company recorded amortization of costs to obtain contracts of $38.7 million and $23.3 million for the years ended December 31, 2022 and 2021, respectively, in the sales and marketing expense.

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

Note 10. Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consist of the following (in thousands):

	December 31,
	2022	2021
Accrued employee compensation	$101,621	$100,357
Operating lease obligations	31,307	24,780
Accrued interest	63,595	38,665
Other accrued expenses	209,943	200,334
Total	$406,466	$364,136

Note 11. Indebtedness
As of December 31, 2022 and 2021, respectively, debt consisted of the following (in thousands, except percentages):

	December 31, 2022	December 31, 2021	Unused Borrowing Capacity (1)	Weighted Average Interest Rate at December 31, 2022 (2)	Weighted Average Interest Rate at December 31, 2021 (2)	Contractual Interest Rate (3)	Contractual Maturity Date
Recourse debt
Bank line of credit (4)	$505,158	$211,066	$40,000	6.01%	3.40%	SOFR +3.25%	January 2025
0% Convertible Senior Notes (5)	$400,000	$400,000	$—	—%	—%	—%	February 2026
Total recourse debt	905,158	611,066	40,000
Unamortized debt discount	(7,118)	(9,382)	—
Total recourses debt, net	898,040	601,684	40,000

Non-recourse debt (6)
Senior revolving and delayed draw loans (7)	1,560,002	1,301,600	85,000	6.49%	2.23%	LIBOR +2.00% - 3.00%; SOFR +1.88% - 3.10%	April 2025 - December 2029
Senior non-revolving loans	1,680,444	921,038	—	6.00%	3.66%	4.66% - 4.70%; LIBOR +1.75% - 2.50%; SOFR +1.85% - 1.90%	April 2024 - November 2040
Subordinated revolving and delayed draw loans (7)	333,800	221,464	22,200	9.58%	9.06%	8.75%; LIBOR +9.00% SOFR +3.50% - 9.10%	April 2024 - December 2030
Subordinated loans	1,442,336	959,852	—	8.76%	8.46%	7.00% - 10.50%; LIBOR +6.75%	November 2025 - January 2042
Securitized loans	2,531,465	2,466,389	—	3.87%	3.59%	2.27% - 5.31%	July 2024 - July 2057
Total non-recourse debt	7,548,047	5,870,343	107,200
Unamortized debt (discount) premium, net	(46,938)	30,863	—
Total non-recourse debt, net	7,501,109	5,901,206	107,200
Total debt, net	$8,399,149	$6,502,890	$147,200

(1)Represents the additional amount the Company could borrow, if any, based on the state of its existing assets as of December 31, 2022.
(2)Reflects weighted average contractual, unhedged rates. See Note 12, Derivatives for hedge rates.
(3)Ranges shown reflect fixed interest rate and rates using LIBOR or SOFR, as applicable.
(4)The former working capital facility was terminated in January 2022 and was replaced by this syndicated working capital facility with banks has a total commitment up to $600.0 million and is secured by substantially all of the unencumbered assets of the Company, as well as ownership interests in certain subsidiaries of the Company. Borrowings under the Facility may be designated as Base Rate Loans or Term SOFR Loans, subject to certain terms and conditions under the Credit Agreement. Base Rate Loans accrue interest at a rate per year equal to 2.25% plus the highest of (a) the federal funds rate plus 0.50%, (b) the interest rate determined from time to time by the Administrative Agent as its prime rate and notified to the Company, (c) the Adjusted Term SOFR Rate (defined below) for a one-month interest period in effect on such day (or if such day is not a business day, the immediately preceding business day) plus 1.00% and (d) 0.00%. Term SOFR Loans accrue interest at a rate per annum equal to (a) 3.25% plus (b) the greater of (i) 0.00% and (ii) the sum of (x) the forward-looking term rate for a period comparable to the applicable available tenor based on SOFR that is published by CME Group Benchmark Administration Ltd or a successor for the applicable interest period and (y) (1) if the applicable interest period is one month, 0.11448%, (2) if the applicable interest period is three months, 0.26161% or (c) if the applicable interest period is six months, 0.42826% (the rate pursuant to clause (b), the “Adjusted Term SOFR Rate”). This facility is subject to various restrictive covenants, such as the completion and presentation of audited consolidated financial statements, maintaining a minimum modified interest coverage ratio, a minimum modified current ratio, a maximum modified leverage ratio, and a minimum unencumbered cash balance, in each case, tested quarterly. The Company was in compliance with all debt covenants as of December 31, 2022.
(5)These convertible senior notes ("Notes") will not bear regular interest, and the principal amount of the notes will not accrete. The Notes may bear special interest under specified circumstances relating to the Company’s failure to comply with its reporting obligations under the Indenture or if the Notes are not freely tradeable as required by the Indenture. The Notes will mature on February 1, 2026, unless earlier repurchased by the Company, redeemed by the Company or converted pursuant to their terms. The initial conversion rate of the Notes is 8.4807 shares of the Company’s common stock, par value $0.0001 per share, per $1,000 principal amount of Notes, which is equivalent to an initial conversion price of approximately $117.91 per share. The conversion rate will be subject to adjustment upon the occurrence of certain specified events but will not be adjusted for any accrued and unpaid special interest. In addition, upon the occurrence of a make-whole fundamental change or an issuance of a notice of redemption, the Company will, in certain circumstances, increase the conversion rate by a number of additional shares for a holder that elects to convert its Notes in connection with such make-whole fundamental change or notice of redemption. The debt discount recorded on the Notes is being amortized to interest expense at an effective interest rate of 0.57%. As of December 31, 2022, $4.3 million of the debt discount was amortized to interest expense inception to date. In connection with the offering of the Notes, the Company entered into privately negotiated capped call transactions (“Capped Calls”) with certain of the initial purchasers and/or their respective affiliates at a cost of approximately $28.0 million. The Capped Calls are classified as equity and were recorded to additional paid-in-capital within stockholders’ equity as of March 31, 2021. The Capped Calls each have an initial strike price of approximately $117.91 per share, subject to certain adjustments, which corresponds to the initial conversion price of the Notes. The Capped Calls have initial cap prices of $157.22 per share. The Capped Calls cover, subject to anti-dilution adjustments, approximately 3.4 million shares of Common Stock. The Capped Calls are expected generally to reduce the potential dilution to the Common Stock upon any conversion of Notes and/or offset any cash payments the Company is required to make in excess of the principal amount of the Notes, as the case may be, in the event the market price per share of Common Stock, as measured under the Capped Calls, is greater than the strike price of the Capped Call, with such offset subject to a cap. If, however, the market price per share of the Common Stock, as measured under the Capped Calls, exceeds the cap price of the Capped Calls, there would be dilution and/or there would not be an offset of such potential cash payments, in each case, to the extent that the then-market price per share of the Common Stock exceeds the cap price. The final components of the Capped Calls are scheduled to expire on January 29, 2026. None of the conversion criteria has been met as of December 31, 2022.
(6)Certain loans under this category are part of project equity transactions.
(7)Pursuant to the terms of the aggregation facilities within this category the Company may draw up to an aggregate principal amount of $2.2 billion in revolver borrowings depending on the available borrowing base at the time.
(8)A loan under this category with an outstanding balance of $131.3 million as of December 31, 2022 contains a put option that can be exercised beginning in 2036 that would require the Company to pay off the entire loan on November 30, 2037.

Senior and Subordinated Debt Facilities
    Each of the Company's senior and subordinated debt facilities contain customary covenants including the requirement to maintain certain financial measurements and provide lender reporting. Each of the senior and subordinated debt facilities also contain certain provisions in the event of default that entitle lenders to take certain actions including acceleration of amounts due under the facilities and acquisition of membership interests and assets that are pledged to the lenders under the terms of the senior and subordinated debt facilities. The facilities are non-recourse to the Company and are secured by net cash flows from Customer Agreements or inventories less certain operating, maintenance and other expenses that are available to the borrower after distributions to tax equity investors, where applicable. Under the terms of these facilities, the Company's subsidiaries pay interest and principal from the net cash flows available to the subsidiaries. The Company was in compliance with all debt covenants as of December 31, 2022.
Securitization Loans
Each of the Company's securitized loans contains customary covenants including the requirement to provide reporting to the indenture trustee and ratings agencies. Each of the securitized loans also contain certain provisions in the event of default which entitle the indenture trustee to take certain actions including acceleration of amounts due under the facilities and acquisition of membership interests and assets that are pledged to the lenders under the terms of the securitized loans. The facilities are non-recourse to the Company and are secured by net cash flows from Customer Agreements less certain operating, maintenance and other expenses which are available to the borrower after distributions to tax equity investors, where applicable. Under the terms of these loans, the Company's subsidiaries pay interest and principal from the net cash flows available to the subsidiaries. The Company was in compliance with all debt covenants as of December 31, 2022.
Maturities of Indebtedness
The aggregate future principal payments for debt as of December 31, 2022 are as follows (in thousands):

2023	$163,794
2024	719,231
2025	1,640,421
2026	1,238,875
2027	1,156,718
Thereafter	3,534,166
Subtotal	8,453,205
Debt discount, net	(54,056)
Total	$8,399,149

Note 12. Derivatives
Interest Rate Swaps
The Company uses interest rate swaps to hedge variable interest payments due on certain of its term loans and aggregation facility. These swaps allow the Company to incur fixed interest rates on these loans and receive payments based on variable interest rates with the swap counterparty based on the three month LIBOR or SOFR (daily, one month, three month) on the notional amounts over the life of the swaps.

The interest rate swaps have been designated as cash flow hedges. The credit risk adjustment associated with these swaps is the risk of non-performance by the counterparties to the contracts. In the quarter ended December 31, 2022, the hedge relationships on the Company’s interest rate swaps have been assessed as highly effective as the quarterly assessment performed determined changes in cash flows of the derivative instruments have been highly effective in offsetting the changes in the cash flows of the hedged items, are expected to be highly effective in the future and the critical terms of the interest rate swaps match the critical terms of the underlying forecasted hedged transactions. Accordingly, changes in the fair value of these derivatives are recorded as a component of accumulated other comprehensive income, net of income taxes. Changes in the fair value of these derivatives are subsequently reclassified into earnings, and are included in interest expense, net in the Company’s statements of operations, in the period that the hedged forecasted transactions affect earnings. To the extent that the hedge relationships are not effective, changes in the fair value of these derivatives are recorded in other expenses, net in the Company's statements of operations on a prospective basis.
The Company’s master netting and other similar arrangements allow net settlements under certain conditions. When those conditions are met, the Company presents derivatives at net fair value. As of December 31, 2022, the information related to these offsetting arrangements were as follows (in thousands):

Instrument Description	Gross Amounts of Recognized Assets / Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets / Liabilities Included in the Consolidated Balance Sheet	Notional Amount (1)
Assets:
Derivatives designated as hedging instruments	$133,168	$—	$133,168	$2,122,222
Derivatives not designated as hedging instruments	44,659	(4,523)	40,136	1,095,820
Total derivative assets	177,827	(4,523)	173,304	3,218,042

Liabilities:
Derivatives designated as hedging instruments	(3,724)	—	(3,724)	—
Derivatives not designated as hedging instruments	(4,523)	4,523	—	—
Total derivative liabilities	(8,247)	4,523	(3,724)	—
Total derivative assets & liabilities	$169,580	$—	$169,580	$3,218,042

(1)Comprised of 72 interest rate swaps which effectively fix the LIBOR or SOFR portion of interest rates on outstanding balances of certain loans under the senior and securitized sections of the debt footnote table (see Note 11, Indebtedness) at 0.57% to 4.11% per annum. These swaps mature from April 30, 2024 to January 31, 2043.

As of December 31, 2021, the information related to these offsetting arrangements were as follows (in thousands):

Instrument Description	Gross Amounts of Recognized Assets / Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets / Liabilities Included in the Consolidated Balance Sheet	Notional Amount
Assets:
Derivatives designated as hedging instruments	$17,475	$(1,815)	$15,660	$421,281
Derivatives not designated as hedging instruments	9,198	—	9,198	345,258
Total derivative assets	26,673	(1,815)	24,858	766,539

Liabilities:
Derivatives designated as hedging instruments	(54,017)	1,815	(52,202)	1,110,729
Derivatives not designated as hedging instruments	(29,856)	—	(29,856)	621,884
Total derivative liabilities	(83,873)	1,815	(82,058)	1,732,613
Total derivative assets & liabilities	$(57,200)	$—	$(57,200)	$2,499,152
The gains on derivatives designated as cash flow hedges recognized into OCI, before tax effect, consisted of the following (in thousands):

	Year Ended December 31,
	2022	2021	2020
Derivatives designated as cash flow hedges:
Interest rate swaps	$(177,451)	$(25,117)	$86,367

The losses (gains) on derivatives financial instruments recognized into the consolidated statements of operations, before tax effect, consisted of the following (in thousands):

	Year Ended December 31,
	2022		2021		2020
	Interest expense, net	Other expense, net	Interest expense, net	Other expense, net	Interest expense, net	Other expense, net
Derivatives designated as cash flow hedges:
Interest rate swaps
(Gains) losses reclassified from AOCI into income	$(2,407)	$—	$21,517	$—	$12,971	$—
Derivatives not designated as cash flow hedges:
Interest rate swaps
Gains recognized into income	—	(189,710)	—	(21,387)	—	(2,911)
Total (gains) losses	$(2,407)	$(189,710)	$21,517	$(21,387)	$12,971	$(2,911)
All amounts in Accumulated other comprehensive income (loss) ("AOCI") in the consolidated statements of redeemable noncontrolling interests and equity relate to derivatives, refer to the consolidated statements of comprehensive loss. The net gains (losses) on derivatives includes the tax effect of $34.9 million, $12.9 million and $19.4 million for the twelve months ended December 31, 2022, 2021 and 2020, respectively.
During the next 12 months, the Company expects to reclassify $32.4 million of net gains on derivative instruments from accumulated other comprehensive income to earnings. There were seventeen undesignated derivative instruments recorded by the Company as of December 31, 2022.

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
Under these financing obligation arrangements, wholly owned subsidiaries of the Company finance the cost of solar energy systems with investors for an initial term of 22 years, and one fund for 7 years. The solar energy systems are subject to Customer Agreements with an initial term of typically 20 or 25 years that automatically renew annually or for five years. These solar energy systems are reported under the line item solar energy systems, net in the consolidated balance sheets. As of December 31, 2022 and 2021, the cost of the solar energy systems placed in service under the financing obligation arrangements was $699.5 million and $705.4 million, respectively. The accumulated depreciation related to these assets as of December 31, 2022 and 2021 was $167.9 million and $143.2 million, respectively. During the year ended December 31, 2021, the Company retired one of its financing obligations and terminated the associated lease for $18.1 million, which resulted in a debt extinguishment expense of $6.3 million.
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

Note 14. VIE Arrangements
The Company consolidated various VIEs at December 31, 2022 and 2021. The carrying amounts and classification of the VIEs’ assets and liabilities included in the consolidated balance sheets are as follows (in thousands):

	December 31,
	2022	2021
Assets
Current assets
Cash	$457,005	$377,044
Restricted cash	44,514	70,346
Accounts receivable, net	66,847	55,714
Inventories	193,836	93,604
Prepaid expenses and other current assets	12,698	1,519
Total current assets	774,900	598,227
Solar energy systems, net	8,968,835	7,605,769
Other assets	287,771	177,224
Total assets	$10,031,506	$8,381,220
Liabilities
Current liabilities
Accounts payable	$36,315	$26,042
Distributions payable to noncontrolling interests and redeemable noncontrolling interests	32,051	31,582
Accrued expenses and other liabilities	32,512	31,036
Deferred revenue, current portion	49,037	45,956
Deferred grants, current portion	—	997
Non-recourse debt, current portion	39,894	41,284
Total current liabilities	189,809	176,897
Deferred revenue, net of current portion	572,420	484,429
Deferred grants, net of current portion	—	24,637
Non-recourse debt, net of current portion	1,449,513	1,441,324
Other liabilities	15,260	25,205
Total liabilities	$2,227,002	$2,152,492
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

Note 16. Stockholders’ Equity
Convertible Preferred Stock

Sunrun Inc.
Notes to Consolidated Financial Statements — Continued
The Company did not have any convertible preferred stock issued and outstanding as of December 31, 2022 and 2021.
The Company did not declare or pay any dividends in 2022, 2021 or 2020.
Common Stock
The Company has reserved sufficient shares of common stock for issuance upon the exercise of stock options and the exercise of warrants. Common stockholders are entitled to dividends if and when declared by the board of directors, subject to the prior rights of the preferred stockholders. As of December 31, 2022, no common stock dividends had been declared by the board of directors.
The Company has reserved shares of common stock for issuance as follows (in thousands):

	December 31,
	2022	2021
Stock plans
Shares available for grant
Sunrun-VSI 2014 Equity Incentive Plan	9,534	11,084
2015 Equity Incentive Plan	20,534	22,371
2015 Employee Stock Purchase Plan	10,071	11,270
Options outstanding	5,217	6,257
Restricted stock units outstanding	4,542	4,485
Total	49,898	55,467
Note 17. Stock-Based Compensation
2013 Equity Incentive Plan
In July 2013, the Board of Directors approved the 2013 Equity Incentive Plan (“2013 Plan”). In March 2015, the Board of Directors authorized an additional 3,000,000 shares reserved for issuance under the 2013 Plan. An aggregate of 4,500,000 shares of common stock are reserved for issuance under the 2013 Plan plus (i) any shares that were reserved but not issued under the plan that was previously in place, and (ii) any shares subject to stock options or similar awards granted under the plan that was previously in place that expire or otherwise terminate without having been exercised in full and shares issued that are forfeited to or repurchased by the Company, with the maximum number of shares to be added to the 2013 Plan pursuant to clauses (i) and (ii) equal to 8,044,829 shares. Stock options granted to employees generally have a maximum term of ten-years and vest over a four-year period from the date of grant; 25% vest at the end of one year, and 75% vest monthly over the remaining three years. The options may include provisions permitting exercise of the option prior to full vesting. Any unvested shares shall be subject to repurchase by the Company at the original exercise price of the option in the event of a termination of an optionee’s employment prior to vesting. All the remaining shares that were available for future grants under the 2013 Plan were transferred to the 2015 Equity Incentive Plan (“2015 Plan”) at the inception of the 2015 Plan. As of December 31, 2022, the Company had not granted restricted stock or other equity awards (other than options) under the 2013 Plan.
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
As of December 31, 2022, a total of 9.5 million shares of common stock were available for grant under the Sunrun-VSI 2014 Plan, subject to adjustment in the case of certain events. In addition, any shares that otherwise would be returned to the Omnibus Plan (as defined below) as the result of the expiration or termination of stock

Sunrun Inc.
Notes to Consolidated Financial Statements — Continued
options may be added to the Sunrun-VSI 2014 Plan. The number of shares available to grant under the Sunrun-VSI 2014 Plan is subject to an annual increase on the first day of each year.
Long-term Incentive Plan
In July 2013, Vivint Solar’s board of directors approved shares of common stock for six Long-term Incentive Plan Pools (“LTIP Pools”) that comprise the 2013 Long-term Incentive Plan (the “LTIP”). Participants in the LTIP are allocated a portion of the LTIP Pools relative to the performance of other participants on a measurement date that is determined once performance conditions are met. The Merger Agreement provided that the LTIP awards outstanding immediately prior to the Closing Date were canceled and terminated and that subsequent to the Closing Date, each holder of a canceled LTIP award would be granted an RSU award to be settled in shares of Sunrun common stock, with the number of shares underlying such award calculated as if the LTIP performance hurdles were achieved, with the Closing Date as the determination date. As a result, approximately 1.5 million shares of the Company common stock were awarded as RSUs to LTIP participants with a grant date equal to the Closing Date. These RSUs vest in three equal installments, subject to the grantee’s continued provision of services to the Company. One-third vested 30 days after the Closing Date, one-third vested nine months after the Closing Date, and one-third vested 18 months after the Closing Date. As of December 31, 2022, there are no remaining shares available for grant under the LTIP.
2015 Equity Incentive Plan
In July 2015, the Sunrun Board approved the 2015 Plan. An aggregate of 11,400,000 shares of common stock are reserved for issuance under the 2015 Plan plus (i) any shares that were reserved but not issued under the 2013 Plan at the inception of the 2015 Plan, and (ii) any shares subject to stock options or similar awards granted under the 2008 Plan, 2013 Plan and 2014 Plan that expire or otherwise terminate without having been exercised in full and shares issued that are forfeited to or repurchased by the Company, with the maximum number of shares to be added to the 2015 Plan pursuant to clauses (i) and (ii) equal to 15,439,334 shares. The 2015 Plan provides for annual automatic increases on January 1 to the shares reserved for issuance. The automatic increase of the number of shares available for issuance under the 2015 Plan is equal to the least of 10 million shares, 4% of the outstanding shares of common stock as of the last day of the Company’s immediately preceding fiscal year or such other amount as the Board of Directors may determine. In 2022 and 2021, an additional nil and 8,056,251 shares, respectively, were reserved for issuance under the 2015 Plan pursuant to the automatic increase provision. Stock options granted to employees generally have a maximum term of ten-years and vest over a four-year period from the date of grant; 25% vest at the end of one year, and 75% vest monthly over the remaining three years. The options may include provisions permitting exercise of the option prior to full vesting. Any unvested shares shall be subject to repurchase by the Company at the original exercise price of the option in the event of a termination of an optionee’s employment prior to vesting. RSUs granted to employees generally vest over a four-year period from the date of grant; 25% vest at the end of one year, and 75% vest quarterly over the remaining three years.

Sunrun Inc.
Notes to Consolidated Financial Statements — Continued
Stock Options
The following table summarizes the activity for all stock options under all of the Company’s equity incentive plans for the years ended December 31, 2022 and 2021 (shares and aggregate intrinsic value in thousands):

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2020	8,019	$10.35	6.87	$473,371
Granted	641	47.06
Exercised	(1,977)	8.88
Canceled	(426)	24.70
Outstanding at December 31, 2021	6,257	13.60	6.19	140,326
Granted	942	28.10
Exercised	(1,401)	8.04
Canceled	(581)	28.17
Outstanding at December 31, 2022	5,217	$16.08	5.68	$58,784
Options vested and exercisable at December 31, 2022	3,820	$11.36	4.58	$55,466
Options vested and expected to vest at December 31, 2022	5,217	$16.08	5.68	$58,784
The weighted-average grant-date fair value of stock options granted during the year ended December 31, 2022, 2021 and 2020 were $17.21, $27.72 and $9.33 per share, respectively. The total intrinsic value of the options exercised during the year ended December 31, 2022, 2021 and 2020 was $30.8 million, $106.1 million and $251.7 million, respectively. The aggregate intrinsic value is the difference of the current fair value of the stock and the exercise price for in-the-money stock options. The total fair value of options vested during the year ended December 31, 2022, 2021 and 2020 was $16.7 million, $36.4 million and $104.8 million, respectively.
The Company estimates the fair value of stock-based awards on their grant date using the Black-Scholes option-pricing model. The Company estimates the fair value using a single-option approach and amortizes the fair value on a straight-line basis for options expected to vest. All options are amortized over the requisite service periods of the awards, which are generally the vesting periods.
The Company estimated the fair value of stock options with the following assumptions:

	Year Ended December 31,
	2022	2021	2020
Risk-free interest rate	1.60% - 3.80%	0.90% - 1.30%	0.30% - 1.50%
Volatility	65.60% - 69.40%	63.00% - 67.80%	54.40% - 59.70%
Expected term (in years)	6.10	6.00 - 6.10	5.30 - 6.10
Expected dividend yield	—%	—%	—%
The expected term assumptions were determined based on the average vesting terms and contractual lives of the options. The risk-free interest rate is based on the rate for a U.S. Treasury zero-coupon issue with a term that approximates the expected life of the option grant. For stock options granted in the year ended December 31, 2022, the expected volatility was calculated based on the Company’s average historical volatilities and for the stock options granted in the year ended December 31, 2021 and 2020, the Company considered the volatility data of a group of publicly traded peer companies in its industry. The Company accounts for forfeitures as they occur and, as such, reverses compensation cost previously recognized in the period the award is forfeited, for an award that is forfeited before completion of the requisite service period.
Restricted Stock Units

Sunrun Inc.
Notes to Consolidated Financial Statements — Continued
The following table summarizes the activity for all RSUs under all of the Company’s equity incentive plans for the years ended December 31, 2022 and 2021 (shares in thousands):

	Shares	Weighted Average Grant Date Fair Value
Unvested balance at December 31, 2020	7,103	$40.17
Granted	1,992	48.12
Issued	(3,755)	42.70
Canceled / forfeited	(855)	34.05
Unvested balance at December 31, 2021	4,485	42.73
Granted	4,500	27.66
Issued	(2,968)	40.31
Canceled / forfeited	(1,475)	35.85
Unvested balance at December 31, 2022	4,542	$31.60

Warrants for Strategic Partners
The Company has issued warrants for up to 846,943 shares of its common stock to certain strategic partners (calculated using the respective quarter of grant's closing stock price). The exercise price of each warrant is $0.01 per share, and 346,269 and 69,309 warrants were exercised during the years ended December 31, 2022 and 2021, respectively. During the years ended December 31, 2022 and 2021, the Company recognized stock-based compensation expense of $4.3 million and $10.7 million, respectively, under time-based warrants.
Employee Stock Purchase Plan
Under the Company's 2015 Employee Stock Purchase Plan (“ESPP”) (as amended in May 2017), eligible employees are offered shares bi-annually through a 24-month offering period which encompasses four six-month purchase periods. Each purchase period begins on the first trading day on or after May 15 and November 15 of each year. Employees may purchase a limited number of shares of the Company’s common stock via regular payroll deductions at a discount of 15% of the lower of the fair market value of the Company’s common stock on the first trading date of each offering period or on the exercise date. Employees may deduct up to 15% of payroll, with a cap of $25,000 of fair market value of shares in any calendar year and 10,000 shares per employee per purchase period. Under the ESPP, 1,000,000 shares of the Company’s common stock have been reserved for issuance to eligible employees. The ESPP provides for an automatic increase of the number of shares available for issuance under the ESPP on the first day of each fiscal year beginning on January 1, 2016, equal to the least of 5 million shares, 2% of the outstanding shares of the Company’s common stock on the last day of the immediately preceding fiscal year, or such other amount as may be determined by the Board of Directors. In 2022 and 2021, the Board of Directors authorized an additional nil and 4,028,125 shares, respectively, reserved for issuance under the ESPP.
Stock-Based Compensation Expense
The Company recognized stock-based compensation expense, including ESPP expenses, in the consolidated statements of operations as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Cost of customer agreements and incentives	$9,181	$11,469	$4,315
Cost of solar energy systems and product sales	9,274	5,775	1,582
Sales and marketing	56,857	104,087	53,366
Research and development	2,667	3,806	2,518
General and administration	32,654	85,863	108,806
Total	$110,633	$211,000	$170,587

Sunrun Inc.
Notes to Consolidated Financial Statements — Continued
During the years ended December 31, 2022 and 2021, stock-based compensation expense capitalized to the Company’s consolidated balance sheet was $12.4 million and $10.9 million, respectively. As of December 31, 2022 and 2021, total unrecognized compensation cost related to outstanding stock options and RSUs was $142.3 million and $175.8 million, respectively, which are expected to be recognized over a weighted-average period of 2.7 years. Total unrecognized compensation cost includes the assumed unvested Vivint Solar awards to be recognized as stock-based compensation expense over the remaining requisite service period. Per ASC 805, the replacement of stock options or other share-based payment awards in conjunction with a business combination represents a modification of share-based payment awards that must be accounted for in accordance with ASC 718, Stock Compensation. As a result of the Company’s issuance of replacement awards, a portion of the fair-value-based measure of the replacement awards is included in the purchase consideration. To determine the portion of the replacement awards that is part of the purchase consideration, the Company measured the fair value of both the replacement awards and the historical awards as of the Acquisition Date. The fair value of the replacement awards, whether vested or unvested, was included in the purchase consideration to the extent that pre-acquisition services were rendered. In the year ended December 31, 2022, the Company recognized compensation cost of $4.6 million for modifications due to accelerated vesting of unvested outstanding shares for 30 grantees.
401(k) Plans
    The Sunrun 401(k) Plan and the Vivint Solar 401(k) Plan are deferred salary arrangements under Section 401(k) of the Internal Revenue Code. Under both the Sunrun and Vivint Solar 401(k) Plans, participating U.S. employees may defer a portion of their pre-tax earnings, up to the IRS annual contribution limit ($19,500 for calendar year 2022). Under the Sunrun 401(k) Plan, the Company matches 100% of the first 1% and 50% of the next 5% of each employee's contributions. Under the Vivint Solar 401(k) Plan, the Company matches 33% of each employee's contributions up to a maximum of 6% of the employee’s eligible earnings. The Company recognized expense of $21.5 million, $14.7 million and $9.6 million in the years ended December 31, 2022, 2021 and 2020, respectively.

Note 18. Income Taxes
The following table presents the loss (income) before income taxes for the periods presented (in thousands):

	For the Year Ended December 31,
	2022	2021	2020
Loss (income) attributable to common stockholders	$(175,668)	$70,152	$233,967
Loss attributable to noncontrolling interest and redeemable noncontrolling interests	1,023,022	901,107	453,554
Loss before income taxes	$847,354	$971,259	$687,521
The income tax provision (benefit) consists of the following (in thousands):

	For the Year Ended December 31,
	2022	2021	2020
Current
Federal	$—	$—	$—
State	—	—	—
Foreign	—	—	(1,422)
Total current (benefit) expense	—	—	(1,422)
Deferred
Federal	1,460	13,938	(61,387)
State	831	(4,667)	2,236
Foreign	—	—	—
Total deferred (benefit) provision	2,291	9,271	(59,151)
Total	$2,291	$9,271	$(60,573)

Sunrun Inc.
Notes to Consolidated Financial Statements — Continued
The following table represents a reconciliation of the statutory federal rate and the Company’s effective tax rate for the periods presented:

	For the Year Ended December 31,
	2022	2021	2020
Tax provision (benefit) at federal statutory rate	(21.00)%	(21.00)%	(21.00)%
State income taxes, net of federal benefit	3.42	(2.30)	(1.69)
Effect of noncontrolling and redeemable noncontrolling interests	25.35	19.48	13.85
Stock-based compensation	1.03	0.29	(2.98)
Tax credits	(1.42)	(0.82)	(0.77)
Effect of valuation allowance	(7.47)	4.67	3.45
Other	0.36	0.63	0.33
Total	0.27%	0.95%	(8.81)%
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The following table represents the components of the Company’s deferred tax assets and liabilities for the periods presented (in thousands):

	December 31,
	2022	2021
Deferred tax assets
Accruals and prepaids	$39,942	$53,506
Deferred revenue	70,491	52,017
Net operating loss carryforwards	625,147	605,416
Stock-based compensation	11,327	15,345
Investment tax and other credits	108,107	95,889
Interest expense	16,386	5,644
UNICAP costs	149,873	61,671
Interest rate derivatives	—	39,784
Total deferred tax assets	1,021,273	929,272
Less: Valuation allowance	(61,695)	(136,682)
Gross deferred tax assets	959,578	792,590
Deferred tax liabilities
Interest rate derivatives	20,613	—
Capitalized costs to obtain a contract	266,697	171,219
Fixed asset depreciation and amortization	442,656	435,493
Deferred tax on investment in partnerships	362,659	287,631
Gross deferred tax liabilities	1,092,625	894,343
Net deferred tax liabilities	$(133,047)	$(101,753)
The Company accounts for investment tax credits as a reduction of income tax expense in the year in which the credits arise. As of December 31, 2022, the Company has an investment tax credit carryforward of approximately $87.5 million which begins to expire in the year 2033, if not utilized, $1.0 million of California enterprise zone credits which begin to expire in the year 2023, and $1.3 million of other state tax credits which begin to expire in the year 2023. As of December 31, 2021, the Company has an investment tax credit carryforward of approximately $75.5 million and California enterprise zone credits of approximately $1.0 million.

Sunrun Inc.
Notes to Consolidated Financial Statements — Continued
Generally, utilization of the net operating loss carryforwards and credits may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code (IRC) of 1986, as amended and similar state provisions. The Company performed an analysis to determine whether an ownership change under IRC section 382 had occurred and determined that no ownership changes were identified as of December 31, 2022. Vivint Solar, Inc. underwent an ownership change as of October 8, 2020 which is not expected to impact the utilization of its net operating loss carryforwards or tax credits.
As of December 31, 2022, the Company has approximately $7.2 million of federal and $8.9 million of state capital loss carryforwards. The Company believes its capital loss carryforwards are not likely to be realized.
Valuation allowances are provided against deferred tax assets to the extent that it is more likely than not that the deferred tax asset will not be realized. The Company’s management considers all available positive and negative evidence including its history of operating income or losses, future reversals of existing taxable temporary difference, taxable income in carryback years and tax-planning strategies. The Company has concluded that it is more likely than not that the benefit from certain federal and state tax credits and net operating loss carryforwards will not be realized. In recognition of this risk, the Company has provided a valuation allowance of $61.7 million on the deferred tax assets relating to these federal and state tax credits and net operating loss carryforwards which is a decrease of $75.0 million in 2022.
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
As a result of the acquisition of Vivint Solar, the Company established an unrecognized tax benefit of $1.0 million as of December 31, 2022, 2021 and 2020 that, if recognized, would impact the Company’s effective tax rate. There have been no changes in unrecognized tax benefits during the year ended December 31, 2022.
The IRS is auditing one of the Company’s tax equity investors, relating to an investment fund covered by the Company’s 2018 insurance policy in an audit involving a review of the fair market value determination of solar energy systems. The Company is unable to determine if this audit will result in an adverse final determination at this time.
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

Sunrun Inc.
Notes to Consolidated Financial Statements — Continued
The following table summarizes the tax years that remain open and subject to examination by the tax authorities in the most significant jurisdictions in which the Company operates:

Tax Years
U.S. Federal	2019 - 2022
State	2018 - 2022
Net Operating Loss Carryforwards
As a result of the Company’s net operating loss carryforwards as of December 31, 2022, the Company does not expect to pay income tax, including in connection with its income tax provision for the year ended December 31, 2022. As of December 31, 2022, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $720.7 million and $2.5 billion, respectively, which will begin to expire in 2028 for federal purposes and in 2024 for state purposes. In addition, federal and certain state net operating loss carryforwards generated in tax years beginning after December 31, 2017 total $1.4 billion and $296.8 million, respectively, and have indefinite carryover periods and do not expire.
Note 19. Commitments and Contingencies
Letters of Credit
As of December 31, 2022 and 2021, the Company had $44.4 million and $23.2 million, respectively, of unused letters of credit outstanding, which each carry fees of 0.50% - 3.25% per annum and 1.25% - 3.25% per annum, respectively.
Guarantees
Certain tax equity funds and debt facilities require the Company to maintain an aggregate amount of $35.0 million of unencumbered cash and cash equivalents at the end of each month.
Operating and Finance Leases
The Company leases real estate under non-cancellable operating leases and equipment under finance leases.
The components of lease expense were as follows (in thousands):

	For the Year Ended December 31,
	2022	2021	2020
Finance lease cost:
Amortization of right-of-use assets	$15,873	$13,358	$10,151
Interest on lease liabilities	1,127	958	890
Operating lease cost	31,966	26,906	15,592
Short-term lease cost	2,602	4,819	689
Variable lease cost	9,246	7,261	4,135
Sublease income	(3,780)	(1,095)	(782)
Total lease cost	$57,034	$52,207	$30,675

Sunrun Inc.
Notes to Consolidated Financial Statements — Continued
Other information related to leases was as follows (in thousands):

	For the Year Ended December 31,
	2022	2021	2020
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$34,233	$28,230	$15,756
Operating cash flows from finance leases	896	952	854
Financing cash flows from finance leases	14,146	12,352	10,578
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	38,543	41,068	2,071
Finance leases	21,030	11,055	4,265
Weighted average remaining lease term (years):
Operating leases	5.26	6.15	7.24
Finance leases	2.86	2.47	2.59
Weighted average discount rate:
Operating leases	3.8%	3.8%	4.2%
Finance leases	3.7%	3.1%	4.3%
Future minimum lease commitments under non-cancellable leases as of December 31, 2022 were as follows (in thousands):

	Operating Leases	Sublease Income	Net Operating Leases	Finance leases
2023	$35,769	$4,338	$31,431	$12,229
2024	29,269	2,774	26,495	8,897
2025	25,158	1,459	23,699	6,554
2026	21,815	975	20,840	2,461
2027	12,699	838	11,861	89
Thereafter	21,060	—	21,060	2
Total future lease payments	145,770	10,384	135,386	30,232
Less: Amount representing interest	(13,695)	—	(13,695)	(1,486)
Present value of future payments	132,075	10,384	121,691	28,746
Less: Amount for tenant incentives	—	—	—	—
Revised Present value of future payments	132,075	10,384	121,691	28,746
Less: Current portion	(31,307)	(4,338)	(26,969)	(11,444)
Long term portion	$100,768	$6,046	$94,722	$17,302
Purchase Commitment
    The Company entered into purchase commitments, which have the ability to be canceled without significant penalties, with multiple suppliers to purchase $360.1 million of photovoltaic modules, inverters and batteries by the end of 2023.

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
Commercial ITC Indemnification
The Company is contractually committed to compensate its investors for any losses that they may suffer in certain limited circumstances resulting from reductions in Commercial ITCs, including any reduction in depreciable basis. Generally, such obligations would arise as a result of reductions to the value of the underlying solar energy systems as assessed by the Internal Revenue Service (the “IRS”). The Company set the purchase prices and claimed values based on fair market values determined with the assistance of an independent third-party appraisal with respect to the systems that generate Commercial ITCs (and the associated depreciable basis) that are passed-through to, and claimed by, the Fund investors. In April 2018, the Company purchased an insurance policy providing for certain payments by the insurers in the event there is a final determination (including a judicial determination) that reduced the Commercial ITCs and depreciation claimed in respect of solar energy systems sold or transferred to most Funds through April 2018, or later, in the case of Funds added to the policy after such date. In general, the policy indemnifies the Company and related parties for additional taxes (including penalties and interest) owed in respect of lost Commercial ITCs, depreciation, gross-up costs and expenses incurred in defending such claim, subject to negotiated exclusions from, and limitations to, coverage. The Company purchased similar additional insurance policies in January 2021 and in October 2022.

At each balance sheet date, the Company assesses and recognizes, when applicable, the potential exposure from this obligation based on all the information available at that time, including any audits undertaken by the IRS. The IRS is auditing one of our investors in an audit involving a review of the fair market value determination of our solar energy systems in the investment fund, which is covered by the Company’s 2018 insurance policy. If this audit results in an adverse final determination, we may be subject to an indemnity obligation to our investor, which may result in certain limited out-of-pocket costs and potential increased insurance premiums in the future.

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

In the normal course of business, the Company has from time to time been named as a party to various legal claims, actions, or complaints. While the outcome of these matters cannot currently be predicted with certainty, the Company does not currently believe that the outcome of any of these claims will have a material adverse effect, individually or in the aggregate, on its consolidated financial position, results of operations or cash flows.

The Company accrues for losses that are probable and can be reasonably estimated. The Company evaluates the adequacy of its legal reserves based on its assessment of many factors, including interpretations of the law and assumptions about the future outcome of each case based on available information.

Sunrun Inc.
Notes to Consolidated Financial Statements — Continued

Note 20. Net Income (Loss) Per Share
Basic net income (loss) per share is computed by dividing net income (loss) attributable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing net income (loss) attributable to common stockholders by the weighted-average number of common shares outstanding during the period adjusted to include the effect of potentially dilutive securities. Potentially dilutive securities are excluded from the computation of dilutive EPS in periods in which the effect would be antidilutive.
The computation of the Company’s basic and diluted net income (loss) per share is as follows (in thousands, except per share amounts):

	Years Ended December 31,
	2022	2021	2020
Numerator:
Net income (loss) attributable to common stockholders	$173,377	$(79,423)	$(173,394)
Debt discount amortization	2,258	—	—
Net Income (loss) available to common stockholders	$175,635	$(79,423)	$(173,394)
Denominator:
Weighted average shares used to compute net income (loss) per share attributable to common stockholders, basic	211,347	205,132	139,606
Weighted average effect of potentially dilutive shares to purchase common stock	7,810	—	—
Weighted average shares used to compute net income (loss) per share attributable to common stockholders, diluted	219,157	205,132	139,606
Net income (loss) per share attributable to common stockholders
Basic	$0.82	$(0.39)	$(1.24)
Diluted	$0.80	$(0.39)	$(1.24)
The following shares were excluded from the computation of diluted net income (loss) per share as the impact of including those shares would be anti-dilutive (in thousands):

	Year Ended December 31,
	2022	2021	2020
Outstanding stock options	1,661	799	1,286
Unvested restricted stock units	2,863	1,448	1,493
Convertible Senior Notes (if converted)	—	3,128	—
Total	4,524	5,375	2,779

Sunrun Inc.
Notes to Consolidated Financial Statements — Continued
Note 21. Related Party Transactions
Advances Receivable—Related Party
Net amounts due from direct-sales professionals were $18.1 million and $11.2 million as of December 31, 2022 and 2021, respectively. The Company provided a reserve of $1.9 million and $1.4 million as of December 31, 2022 and 2021, respectively, related to advances to direct-sales professionals who have terminated their employment agreement with the Company.

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
In connection with that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective and designed to provide reasonable assurance that the information required to be disclosed is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms as of December 31, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15I and 15d-15I under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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
Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2022 and has concluded that such internal control over financial reporting is effective.

The effectiveness of our internal control over financial reporting as of December 31, 2022 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in its report which is included in Item 8 of this Annual Report on Form 10-K.

Item 9B. Other Information.
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not Applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
The information required by this Item 10 of Form 10-K will be set forth in our proxy statement to be filed with the SEC in connection with the solicitation of proxies for our 2023 Annual Meeting of Stockholders (“Proxy Statement”) and is incorporated herein by reference. The Proxy Statement will be filed with the SEC within 120 days after the year-end of the fiscal year which this report relates.
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

PART IV
Item 15. Exhibits, Financial Statement Schedules.
Documents filed as part of this report are as follows:
(1)Consolidated Financial Statements
Our Consolidated Financial Statements are listed in the “Index to Consolidated Financial Statements” under Item 8 of Part II of this Annual Report on Form 10-K.
(2)Financial Statement Schedules
The required information is included elsewhere in this Annual Report on Form 10-K, not applicable, or not material.
(3)Exhibits
The exhibits listed in the accompanying “Exhibit Index” are filed or incorporated by reference as part of this Annual Report on Form 10-K.

EXHIBIT INDEX

Exhibit		Incorporated by Reference				Filed Herewith
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the Registrant	10-Q	001-37511	3.1	9/15/2015
3.2	Amended and Restated Bylaws of the Registrant	10-Q	001-37511	3.2	9/15/2015
3.3	Amendment to Amended and Restated Bylaws	8-K	001-37511	3.1	7/10/2020
4.1	Form of common stock certificate of the Registrant	S-1	333-205217	4.1	6/25/2015
4.2	Form of Stock Issuance Agreement	S-1/A	333-205217	4.4	7/22/2015
4.3	Indenture, dated January 28, 2021, between Sunrun Inc. and Wells Fargo Bank, National Association	8-K	001-37511	4.1	1/28/2021
4.4	Form of 0% Convertible Senior Note due 2026	8-K	001-37511	4.2	1/28/2021
4.5	Description of Capital Stock	10-K	001-37511	4.5	2/17/2022
10.1+	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers	S-1	333-205217	10.1	6/25/2015
10.2+	Sunrun Inc. 2015 Equity Incentive Plan and related form agreements	S-1/A	333-205217	10.2	7/22/2015
10.3+	Sunrun Inc. Amended and Restated Employee Stock Purchase Plan and related form agreements	10-Q	001-37511	10.1	8/9/2018
10.4+	Sunrun-VSI 2014 Equity Incentive Plan, and the forms thereunder	10-Q	001-37511	10.1	8/5/2021
10.5+	Sunrun Inc. 2014 Equity Incentive Plan	S-1	333-205217	10.4	6/25/2015
10.6+	Sunrun Inc. 2013 Equity Incentive Plan and related form agreements	S-1	333-205217	10.5	6/25/2015
10.7+	Sunrun Inc. 2008 Equity Incentive Plan and related form agreements	S-1	333-205217	10.6	6/25/2015
10.8+	Mainstream Energy Corporation 2009 Stock Plan	S-1	333-205217	10.7	6/25/2015
10.9+	Sunrun Inc. Amended and Restated Executive Incentive Compensation Plan	8-K	001-37511	10.1	2/4/2020
10.10+	Vivint Solar, Inc. 2014 Equity Incentive Plan	S-1	333-198372	10.3	9/18/2014
10.11+	Form of Notice of Stock Option Grant and Stock Option Agreement under the Vivint Solar, Inc. 2014 Equity Incentive Plan	10-Q	001-36642	10.15	11/12/2014
10.12+	Form of Notice of Restricted Stock Unit Grant and Restricted Stock Unit Agreement under the Vivint Solar, Inc. 2014 Equity Incentive Plan	10-Q	001-36642	10.16	11/12/2014
10.13+	V Solar Holdings, Inc. 2013 Omnibus Incentive Plan	S-1	333-198372	10.2	8/26/2014
10.14+	Form of Stock Option Agreement under the V Solar Holdings, Inc. 2013 Omnibus Incentive Plan	10-Q	001-36642	10.17	11/12/2014
10.15+	Key Employee Change in Control and Severance Plan and Summary Plan Description	10-Q	001-37511	10.1	11/7/2018
10.16+	Amended and Restated Confirmatory Employment Letter by and between Edward Fenster and Sunrun, Inc., dated February 22, 2023	8-K	001-37511	10.1	2/22/2023

Exhibit		Incorporated by Reference				Filed Herewith
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.17+	Amended and Restated Confirmatory Employment Letter by and between Lynn Jurich and Sunrun, Inc., dated February 22, 2023	8-K	001-37511	10.2	2/22/2023
10.18+	Offer Letter between Tom vonReichbauer and Sunrun Inc., dated as of April 17, 2020	8-K	001-37511	10.2	4/23/2020
10.19+	Employment Letter between the Registrant and Christopher Dawson, dated as of November 13, 2017	8-K	001-37511	10.1	12/6/2017
10.20+	Executive Employment Agreement between Sunrun Inc. and Jeanna Steele, dated November 30, 2021	10-K	001-37511	10.20	2/17/2022
10.21+	Employment Agreement between Sunrun Inc. and Paul Dickson, dated December 3, 2021	10-K	001-37511	10.21	2/17/2022
10.22+	Consulting Agreement by and between Sunrun Inc. and Tom vonReichbauer, dated May 4, 2022	10-Q	001-37511	10.1	8/3/2022
10.23+	Employment Agreement by and between Danny Abajian and Sunrun Inc., dated April 28, 2022	8-K	001-37511	10.1	5/4/2022
10.24+	Separation Agreement by and between Christopher Dawson and Sunrun, Inc., dated December 31, 2021	8-K	001-37511	10.1	1/6/2022
10.25+	Board Services Agreement between the Registrant and Gerald Risk, dated as of February 1, 2014	S-1	333-205217	10.15	6/25/2015
10.26+	Amended and Restated Non-Employee Director Pay Policy, Amended December 23, 2021	10-K	001-37511	10.24	2/17/2022
10.27	Subscription Agreement dated July 29, 2020, between Sunrun Inc. and SK E&S Co., Ltd.	8-K	001-37511	10.1	7/30/2020
10.28	Purchase Agreement, dated January 25, 2021, by and among Sunrun Inc. Credit Suisse Securities (USA) LLC and Morgan Stanley & Co. LLC, as representatives of the several initial purchasers named in Schedule I thereto	8-K	001-37511	10.1	1/28/2021
10.29	Form of Capped Call Confirmation	8-K	001-37511	10.2	1/28/2021
10.30+	Employment Agreement between Sunrun Inc. and Mary Powell, dated August 31, 2021	8-K	001-37511	10.2	8/5/2021
10.31¥
Credit Agreement, dated as of April 20, 2021, among Sunrun Luna Portfolio 2021, LLC, Credit Suisse AG, New York Branch (as administrative agent), Wells Fargo Bank, National Association (as collateral agent and as paying agent) and each of the lenders and funding agents identified on the signature pages thereto
		10-Q	001-37511	10.2¥	8/5/2021
10.32¥
Amendment to the Credit Agreement, dated as of May 5, 2021, among Sunrun Luna Portfolio 2021, LLC, Credit Suisse AG, New York Branch (as administrative agent) and each of the lenders and funding agents identified on the signature pages thereto
		10-Q	001-37511	10.3¥	8/5/2021

Exhibit		Incorporated by Reference				Filed Herewith
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.33¥
Second Amendment to the Credit Agreement, dated as of October 8, 2021, among Sunrun Luna Portfolio 2021, LLC, Credit Suisse AG, New York Branch (as administrative agent) and each of the lenders and funding agents identified on the signature pages thereto
		10-Q	001-37511	10.1¥	11/4/2021
10.34¥	Credit Agreement, dated as of January 24, 2022, by and among the Company, KeyBank National Association, as administrative agent, Silicon Valley Bank, as collateral agent, and each of the guarantors, lenders, and arrangers identified on the signature pages thereto	8-K	001-37511	10.1	1/26/2022
10.35¥	Credit Agreement, dated as of January 24, 2022, by and among the Company, KeyBank National Association, as administrative agent, Silicon Valley Bank, as collateral agent, and each of the guarantors, lenders and arrangers identified on the signature pages thereto, and as amended by Amendment No. 1 to the Credit Agreement, dated as of March 8, 2022	10-Q	001-37511	10.20	5/4/2022
10.36¥
Credit Agreement, dated as of January 24, 2022, by and among the Company, KeyBank National Association, as administrative agent, Silicon Valley Bank, as collateral agent, and each of the guarantors, lenders and arrangers identified on the signature pages thereto, and as amended by Amendment No. 1 to the Credit Agreement, dated as of March 8, 2022, and as further amended by Amendment No. 2 to the Credit Agreement, dated as of November 2, 2022
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

Item 16. Form 10-K Summary.

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Sunrun Inc.

Date: February 22, 2023	By:	/s/ Mary Powell
Mary Powell
Chief Executive Officer and Director
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Mary Powell	Chief Executive Officer and Director (Principal Executive Officer)	February 22, 2023
Mary Powell

/s/ Danny Abajian	Chief Financial Officer (Principal Financial Officer)	February 22, 2023
Danny Abajian

/s/ Michelle Philpot	Chief Accounting Officer (Principal Accounting Officer)	February 22, 2023
Michelle Philpot

/s/ Lynn Jurich	Co-Chair and Director	February 22, 2023
Lynn Jurich

/s/ Edward Fenster	Co-Chair and Director	February 22, 2023
Edward Fenster

/s/ Katherine August-deWilde	Director	February 22, 2023
Katherine August-deWilde

/s/ Leslie Dach	Director	February 22, 2023
Leslie Dach

/s/ Alan Ferber	Director	February 22, 2023
Alan Ferber

/s/ Sonita Lontoh	Director	February 22, 2023
Sonita Lontoh

/s/ Gerald Risk	Director	February 22, 2023
Gerald Risk

/s/ Manjula Talreja	Director	February 22, 2023
Manjula Talreja