Form 10-Q
period 2023-03-31
Sunrun Inc.
filed 2023-05-03
CIK 1469367

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of April 28, 2023, the number of shares of the registrant’s common stock outstanding was 215,611,831.

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

•supply chain disruptions, inflation, tariffs and trade barriers, export regulations, bank failures, geopolitical conflicts and other macroeconomic conditions on our business and operations, results of operations and financial position;

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

SELECTED RISKS AFFECTING OUR BUSINESS

Investing in our common stock involves numerous risks, including the risks described in Part II, Item 1A. "Risk Factors”, of this Quarterly Report on Form 10-Q. Below are some of these risks, any one of which could materially adversely affect our business, financial condition, results of operations and prospects.

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

Selected Risks Related to Regulation and Policy

•The customer value proposition for distributed solar, storage, and home electrification products is influenced by a number of factors, including, but not limited to, the retail price of electricity, the valuation of electricity not consumed on site and exported to the grid, the rate design mechanisms of customers’ utility bills, various policies related to the permitting and interconnection costs of our products to homes and the grid, the availability of incentives for solar, batteries, and other electrification products, and other policies which allow aggregations of our systems to provide the grid value. Significant changes to any of these policies may impact the competitiveness of our service offerings to customers.
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
•Our business currently depends on the availability of utility rebates, tax credits and other benefits, tax exemptions and exclusions, and other financial incentives, on the federal, state, and/or local levels. We may be adversely affected by changes in, and application of, these laws or other incentives to us, and the expiration, elimination or reduction of these benefits could adversely impact our business.

If we are unable to adequately address these and other risks we face, our business may be harmed.

Sunrun Inc.
Consolidated Balance Sheets
(In Thousands, Except Share Par Values)
(Unaudited)

	March 31, 2023	December 31, 2022
Assets
Current assets:
Cash	$628,536	$740,508
Restricted cash	214,542	212,367
Accounts receivable (net of allowances for credit losses of $11,667 and $13,381 as of March 31, 2023 and December 31, 2022, respectively)	218,692	214,255
Inventories	887,890	783,904
Prepaid expenses and other current assets	134,612	146,609
Total current assets	2,084,272	2,097,643
Restricted cash	148	148
Solar energy systems, net	11,368,850	10,988,361
Property and equipment, net	75,087	67,439
Intangible assets, net	6,186	7,527
Goodwill	4,280,169	4,280,169
Other assets	1,913,615	1,827,518
Total assets (1)	$19,728,327	$19,268,805
Liabilities and total equity
Current liabilities:
Accounts payable	$345,968	$339,166
Distributions payable to noncontrolling interests and redeemable noncontrolling interests	30,621	32,050
Accrued expenses and other liabilities	381,271	406,466
Deferred revenue, current portion	160,221	183,719
Deferred grants, current portion	8,239	8,252
Finance lease obligations, current portion	12,460	11,444
Non-recourse debt, current portion	194,410	157,810
Pass-through financing obligation, current portion	16,827	16,544
Total current liabilities	1,150,017	1,155,451
Deferred revenue, net of current portion	938,039	912,254
Deferred grants, net of current portion	198,656	201,094
Finance lease obligations, net of current portion	21,956	17,302
Convertible senior notes	393,442	392,882
Line of credit	552,253	505,158
Non-recourse debt, net of current portion	7,786,399	7,343,299
Pass-through financing obligation, net of current portion	286,451	289,011
Other liabilities	170,267	140,290
Deferred tax liabilities	63,093	133,047
Total liabilities (1)	11,560,573	11,089,788
Commitments and contingencies (Note 15)
Redeemable noncontrolling interests	604,707	609,702
Stockholders’ equity:
Preferred stock, $0.0001 par value—authorized, 200,000 shares as of March 31, 2023 and December 31, 2022; no shares issued and outstanding as of March 31, 2023 and December 31, 2022	—	—
Common stock, $0.0001 par value—authorized, 2,000,000 shares as of March 31, 2023 and December 31, 2022; issued and outstanding, 215,166 and 214,184 shares as of March 31, 2023 and December 31, 2022, respectively	21	21
Additional paid-in capital	6,505,806	6,470,194
Accumulated other comprehensive income	31,521	67,109
Retained earnings	(69,590)	170,798
Total stockholders’ equity	6,467,758	6,708,122
Noncontrolling interests	1,095,289	861,193
Total equity	7,563,047	7,569,315
Total liabilities, redeemable noncontrolling interests and total equity	$19,728,327	$19,268,805

1)The Company’s consolidated assets as of March 31, 2023 and December 31, 2022 include $10,468,718 and $10,031,506, respectively, in assets of variable interest entities (“VIEs”) that can only be used to settle obligations of the VIEs. These assets include solar energy systems, net, as of March 31, 2023 and December 31, 2022 of $9,227,988 and $8,968,835, respectively; cash as of March 31, 2023 and December 31, 2022 of $395,983 and $457,005, respectively; restricted cash as of March 31, 2023 and December 31, 2022 of $42,500 and $44,514, respectively; accounts receivable, net as of March 31, 2023 and December 31, 2022 of $72,961 and $66,847, respectively; inventories as of March 31, 2023 and December 31, 2022 of $414,407 and 193,836, respectively; prepaid expenses and other current assets as of March 31, 2023 and December 31, 2022 of $12,003 and $12,698, respectively; and other assets as of March 31, 2023 and December 31, 2022 of $302,876 and $287,771, respectively. The Company’s consolidated liabilities as of March 31, 2023 and December 31, 2022 include $2,252,395 and $2,227,002, respectively, in liabilities of VIEs whose creditors have no recourse to the Company. These liabilities include accounts payable as of March 31, 2023 and December 31, 2022 of $18,954 and $36,315, respectively; distributions payable to noncontrolling interests and redeemable noncontrolling interests as of March 31, 2023 and December 31, 2022 of $30,622 and $32,051, respectively; accrued expenses and other current liabilities as of March 31, 2023 and December 31, 2022 of $32,118 and $32,512, respectively; deferred revenue as of March 31, 2023 and December 31, 2022 of $632,088 and $621,457, respectively; non-recourse debt as of March 31, 2023 and December 31, 2022 of $1,522,859 and $1,489,407, respectively; and other liabilities as of March 31, 2023 and December 31, 2022 of $15,754 and $15,260, respectively.
The accompanying notes are an integral part of these consolidated financial statements.

Sunrun Inc.
Consolidated Statements of Operations
(In Thousands, Except Per Share Amounts)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Revenue:
Customer agreements and incentives	$246,474	$209,692
Solar energy systems and product sales	343,375	286,092
Total revenue	589,849	495,784
Operating expenses:
Cost of customer agreements and incentives	236,905	201,785
Cost of solar energy systems and product sales	320,018	249,844
Sales and marketing	202,836	174,926
Research and development	4,557	6,257
General and administrative	51,886	43,081
Amortization of intangible assets	1,341	1,341
Total operating expenses	817,543	677,234
Loss from operations	(227,694)	(181,450)
Interest expense, net	(142,698)	(92,254)
Other (expense) income, net	(25,000)	113,958
Loss before income taxes	(395,392)	(159,746)
Income tax benefit	(59,619)	(3,277)
Net loss	(335,773)	(156,469)
Net loss attributable to noncontrolling interests and redeemable noncontrolling interests	(95,385)	(68,691)
Net loss attributable to common stockholders	$(240,388)	$(87,778)
Net loss per share attributable to common stockholders
Basic	$(1.12)	$(0.42)
Diluted	$(1.12)	$(0.42)
Weighted average shares used to compute net loss per share attributable to common stockholders
Basic	214,548	208,676
Diluted	214,548	208,676

The accompanying notes are an integral part of these consolidated financial statements.

Sunrun Inc.
Consolidated Statements of Comprehensive Loss
(In Thousands)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Net loss attributable to common stockholders	$(240,388)	$(87,778)
Unrealized (loss) gain on derivatives, net of income taxes	(30,434)	64,446
Adjustment for net (gain) loss on derivatives recognized into earnings, net of income taxes	(5,154)	4,003
Other comprehensive (loss) income	(35,588)	68,449
Comprehensive loss	$(275,976)	$(19,329)

Sunrun Inc.
Consolidated Statements of Redeemable Noncontrolling Interests and Equity
Three Months Ended March 31, 2023 and 2022
(In Thousands)
(Unaudited)

	Three Months Ended March 31, 2023
	Redeemable Noncontrolling Interests	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders' Equity	Noncontrolling Interests	Total Equity
		Shares	Amount
Balance at December 31, 2022	$609,702	214,184	$21	$6,470,194	$67,109	$170,798	$6,708,122	$861,193	$7,569,315
Exercise of stock options	—	199	—	1,328	—	—	1,328	—	1,328
Issuance of restricted stock units, net of tax withholdings	—	783	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	29,805	—	—	29,805	—	29,805
Contributions from noncontrolling interests and redeemable noncontrolling interests	—	—	—	—	—	—	—	397,750	397,750
Distributions to noncontrolling interests and redeemable noncontrolling interests	(17,002)	—	—	—	—	—	—	(45,471)	(45,471)
Net income (loss)	17,248	—	—	—	—	(240,388)	(240,388)	(112,633)	(353,021)
Acquisition of noncontrolling interests	(5,241)	—	—	4,479	—	—	4,479	(5,550)	(1,071)
Other comprehensive loss, net of taxes	—	—	—	—	(35,588)	—	(35,588)	—	(35,588)
Balance at March 31, 2023	$604,707	215,166	$21	$6,505,806	$31,521	$(69,590)	$6,467,758	$1,095,289	$7,563,047

	Three Months Ended March 31, 2022
	Redeemable Noncontrolling Interests	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total Stockholders' Equity	Noncontrolling Interests	Total Equity
		Shares	Amount
Balance at December 31, 2021	$594,973	208,176	$21	$6,330,344	$(73,050)	$(2,579)	$6,254,736	$722,878	$6,977,614
Exercise of stock options	—	239	—	2,539	—	—	2,539	—	2,539
Issuance of restricted stock units, net of tax withholdings	—	1,002	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	44,159	—	—	44,159	—	44,159
Contributions from noncontrolling interests and redeemable noncontrolling interests	64,320	—	—	—	—	—	—	166,174	166,174
Distributions to noncontrolling interests and redeemable noncontrolling interests	(15,290)	—	—	—	—	—	—	(35,034)	(35,034)
Net loss	(13,492)	—	—	—	—	(87,778)	(87,778)	(55,199)	(142,977)
Acquisition of noncontrolling interest	—	—	—	(17,763)	—	—	(17,763)	(12,410)	(30,173)
Other comprehensive income, net of taxes	—	—	—	—	68,449	—	68,449	—	68,449
Balance at March 31, 2022	$630,511	209,417	$21	$6,359,279	$(4,601)	$(90,357)	$6,264,342	$786,409	$7,050,751

Sunrun Inc.
Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Operating activities:
Net loss	$(335,773)	$(156,469)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization, net of amortization of deferred grants	123,105	106,110
Deferred income taxes	(59,613)	(3,277)
Stock-based compensation expense	28,266	39,219
Interest on pass-through financing obligations	4,862	5,010
Reduction in pass-through financing obligations	(9,641)	(9,826)
Unrealized gain (loss) on derivatives	30,721	(66,182)
Other noncash items	27,366	(28,173)
Changes in operating assets and liabilities:
Accounts receivable	(9,385)	(57,232)
Inventories	(103,986)	(49,127)
Prepaid and other assets	(109,454)	(136,843)
Accounts payable	(1,428)	100,425
Accrued expenses and other liabilities	(26,776)	(27,780)
Deferred revenue	2,413	27,736
Net cash used in operating activities	(439,323)	(256,409)
Investing activities:
Payments for the costs of solar energy systems	(506,314)	(420,630)
Purchase of equity investment	—	(75,000)
Purchases of property and equipment, net	(3,996)	(6,471)
Net cash used in investing activities	(510,310)	(502,101)
Financing activities:
Proceeds from state tax credits, net of recapture	4,033	—
Proceeds from line of credit	143,331	490,000
Repayment of line of credit	(96,236)	(231,066)
Proceeds from issuance of non-recourse debt	514,880	453,700
Repayment of non-recourse debt	(50,968)	(83,585)
Payment of debt fees	(733)	(8,571)
Proceeds from pass-through financing and other obligations, net	2,004	1,911
Payment of finance lease obligations	(4,477)	(3,299)
Contributions received from noncontrolling interests and redeemable noncontrolling interests	397,750	230,493
Distributions paid to noncontrolling interests and redeemable noncontrolling interests	(63,901)	(51,245)
Acquisition of noncontrolling interest	(7,175)	(30,173)
Net proceeds related to stock-based award activities	1,328	2,529
Net cash provided by financing activities	839,836	770,694

Net change in cash and restricted cash	(109,797)	12,184
Cash and restricted cash, beginning of period	953,023	850,431
Cash and restricted cash, end of period	$843,226	$862,615
Supplemental disclosures of cash flow information
Cash paid for interest	$93,988	$68,892
Cash paid for income taxes	$—	$—
Supplemental disclosures of noncash investing and financing activities
Purchases of solar energy systems and property and equipment included in accounts payable and accrued expenses	$69,557	$47,660
Right-of-use assets obtained in exchange for new finance lease liabilities	$10,175	$4,160

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

Note 2. Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (the "SEC") regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. As such, these unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s annual report on Form 10-K for the year ended December 31, 2022. The results of the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2023 or other future periods.

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
Revenue from external customers (including, but not limited to homeowners) for each group of similar products and services is as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Customer agreements	$225,088	$190,502
Incentives	21,386	19,190
Customer agreements and incentives	246,474	209,692

Solar energy systems	228,902	199,999
Products	114,473	86,093
Solar energy systems and product sales	343,375	286,092
Total revenue	$589,849	$495,784

Revenue from Customer Agreements includes payments by customers for the use of the system as well as utility and other rebates assigned by the customer to the Company in the Customer Agreement. Revenue from incentives includes revenue from solar renewable energy credits (“SRECs”) and the sale of commercial investment tax credits ("Commercial ITCs").
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

The following table provides a reconciliation of cash and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statement of cash flows. Cash and restricted cash consists of the following (in thousands):

	Three Months Ended March 31,
	2023	2022
Beginning of period:
Cash	$740,508	$617,634
Restricted cash, current and long-term	212,515	232,797
Total	$953,023	$850,431

End of period:
Cash	$628,536	$629,161
Restricted cash, current and long-term	214,690	233,454
Total	$843,226	$862,615
Accounts Receivable
Accounts receivable consist of amounts due from customers, as well as state and utility rebates due from government agencies and utility companies. Under Customer Agreements, the customers typically assign incentive rebates to the Company.
Accounts receivable, net, consists of the following (in thousands):

	March 31, 2023	December 31, 2022
Customer receivables	$223,717	$218,712
Other receivables	6,642	8,924
Allowance for credit losses	(11,667)	(13,381)
Total	$218,692	$214,255
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
Circumstances that could indicate impairment and require the Company to perform a quantitative impairment test include significant declines in the Company’s financial results or enterprise value relative to its net book value or a sustained decline in the Company's stock price below its book value, coupled with declines in valuations for comparable public companies or acquisition premiums. As of October 1, 2022, the Company concluded that the fair value of the Company exceeded its carrying value. Since December 31, 2021, the trading price of the Company’s common stock has generally declined. A sustained decrease in the Company’s stock price is one of the qualitative factors to be considered as part of an impairment test when evaluating whether events or changes in circumstances may indicate that it is more likely than not that a potential goodwill impairment exists. Due to a material sustained decline of the Company’s market capitalization after consideration of a control premium below the book value of equity during the first quarter, as of March 31, 2023 the Company performed a quantitative assessment related to the recoverability of its goodwill for its one reporting unit. The Company estimated the fair value of its reporting unit primarily based on consideration of an income approach analysis. Under the income approach, future cash flows of the Company were estimated and converted to present value based on a discount rate reflecting a market participant risk-adjusted rate of return.

The significant assumptions and estimates used in the assessment include, among others, estimated future net annual contracted cash flows under its existing long term customer agreements, as well as future growth estimates which rely on management judgements. The Company also compared the total invested capital (including market capitalization) to the fair value of its reporting unit to assess the reasonableness of fair value after consideration of a control premium. The fair value of the Company’s one reporting unit exceeded its carrying amount as of March 31, 2023. Holding all other assumptions constant, a 100 basis point increase in the discount rate assumption would not have resulted in impairment. Should, among other events and circumstances, industry conditions deteriorate, the outlook for future operating results and cash flow decline or regulations change, costs of equity or debt capital increase, valuations for comparable public companies or comparable acquisition valuations decrease, or the Company's market capitalization experience a further sustained decline below its book value, the Company may need to further reassess the recoverability of goodwill in future periods.
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
The opening balance of deferred revenue was $873.6 million as of December 31, 2021. Deferred revenue consists of the following (in thousands):

	March 31, 2023	December 31, 2022
Under Customer Agreements:
Payments received, net	$841,950	$840,771
Financing component balance	67,040	65,326
	908,990	906,097

Under SREC contracts:
Payments received, net	177,463	179,416
Financing component balance	11,807	10,460
	189,270	189,876

Total	$1,098,260	$1,095,973

During the three months ended March 31, 2023 and 2022, the Company recognized revenue of $24.1 million and $20.4 million, respectively, from amounts included in deferred revenue at the beginning of the respective periods. Revenue allocated to remaining performance obligations represents contracted revenue that has not yet been recognized and includes deferred revenue as well as amounts that will be invoiced and recognized as revenue in future periods. Contracted but not yet recognized revenue was approximately $20.2 billion as of March 31, 2023, of which the Company expects to recognize approximately 5% over the next 12 months. The annual recognition is not expected to vary significantly over the next 10 years as the vast majority of existing Customer Agreements have at least 10 years remaining, given that the average age of the Company's fleet of residential solar energy systems under Customer Agreements is less than five years due to the Company being formed in 2007 and having experienced significant growth in the last few years. The annual recognition on these existing contracts will gradually decline over the midpoint of the Customer Agreements over the following 10 years as the typical 20- or 25-year initial term expires on individual Customer Agreements.
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
Recently Issued and Adopted Accounting Standards
Accounting standards adopted effective January 1, 2023:
In October 2022, the FASB issued ASU No. 2022-04, Liabilities — Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations, which requires entities to disclose the key terms of supplier finance programs they use in connection with the purchase of goods and services along with information about their obligations under these programs, including a rollforward of those obligations. This ASU is effective for fiscal periods beginning after December 15, 2022, with early adoption permitted. The Company adopted ASU 2022-04 effective January 1, 2023 and there was no impact to its financial statement disclosures.

Note 3. Fair Value Measurement
At March 31, 2023 and December 31, 2022, the carrying value of receivables, accounts payable, accrued expenses and distributions payable to noncontrolling interests approximates fair value due to their short-term nature and falls under the Level 2 hierarchy. The carrying values and fair values of debt instruments are as follows (in thousands):

	March 31, 2023		December 31, 2022
	Carrying Value	Fair Value	Carrying Value	Fair Value
Recourse debt	$945,695	$803,695	$898,040	$787,340
Senior debt	3,667,406	3,612,815	3,238,633	3,176,774
Subordinated debt	1,822,670	1,734,616	1,743,048	1,625,258
Securitization debt	2,490,733	2,202,600	2,519,428	2,169,247
Total	$8,926,504	$8,353,726	$8,399,149	$7,758,619
At March 31, 2023 and December 31, 2022, the fair value of certain recourse debt and certain senior, subordinated and securitization loans approximate their carrying values because their interest rates are variable rates that approximate rates currently available to the Company. At March 31, 2023 and December 31, 2022, the fair value of the Company’s other debt instruments are based on rates currently offered for debt with similar maturities and terms. The Company’s fair value of the debt instruments fell under the Level 2 hierarchy. These valuation approaches involve some level of management estimation and judgment, the degree of which is dependent on the price transparency for the instruments or market.
At March 31, 2023 and December 31, 2022, financial instruments measured at fair value on a recurring basis, based upon the fair value hierarchy, are as follows (in thousands):

	March 31, 2023
	Level 1	Level 2	Level 3	Total
Derivative assets:
Interest rate swaps	$—	$132,034	$—	$132,034
Total	$—	$132,034	$—	$132,034
Derivative liabilities:
Interest rate swaps	$—	$38,242	$—	$38,242
Total	$—	$38,242	$—	$38,242

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Derivative assets:
Interest rate swaps	$—	$177,827	$—	$177,827
Total	$—	$177,827	$—	$177,827
Derivative liabilities:
Interest rate swaps	$—	$8,247	$—	$8,247
Total	$—	$8,247	$—	$8,247

The above balances are recorded in other assets and other liabilities, respectively, in the consolidated balance sheets, except for $56.8 million and $55.0 million as of March 31, 2023 and December 31, 2022, respectively, which is recorded in prepaid and other assets.
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

Note 4. Inventories
Inventories consist of the following (in thousands):

	March 31, 2023	December 31, 2022
Raw materials	$780,956	$671,880
Work-in-process	106,934	112,024
Total	$887,890	$783,904

Note 5. Solar Energy Systems, net
Solar energy systems, net consists of the following (in thousands):

	March 31, 2023	December 31, 2022
Solar energy system equipment costs	$10,912,850	$10,529,852
Inverters and batteries	1,452,369	1,384,776
Total solar energy systems	12,365,219	11,914,628
Less: accumulated depreciation and amortization	(1,795,756)	(1,682,296)
Add: construction-in-progress	799,387	756,029
Total solar energy systems, net	$11,368,850	$10,988,361
All solar energy systems, including construction-in-progress, have been leased to or are subject to signed Customer Agreements with customers. The Company recorded depreciation expense related to solar energy systems of $116.6 million and $100.5 million for the three months ended March 31, 2023 and 2022, respectively. The depreciation expense was reduced by the amortization of deferred grants of $2.1 million for the three months ended March 31, 2023 and 2022.

Note 6. Other Assets
Other assets consist of the following (in thousands):

	March 31, 2023	December 31, 2022
Costs to obtain contracts - customer agreements	$1,202,374	$1,096,346
Costs to obtain contracts - incentives	2,481	2,481
Accumulated amortization of costs to obtain contracts	(124,910)	(112,968)
Unbilled receivables	354,530	324,385
Allowance for credit losses on unbilled receivables	(3,613)	(3,322)
Equity investment	186,197	186,197
Operating lease right-of-use assets	111,838	104,759
Other assets	184,718	229,640
Total	$1,913,615	$1,827,518
The Company recorded amortization of costs to obtain contracts of $12.2 million and $8.2 million for the three months ended March 31, 2023 and 2022, respectively, in Sales and marketing in the consolidated statements of operations.
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

Note 7. Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consist of the following (in thousands):

	March 31, 2023	December 31, 2022
Accrued employee compensation	$106,822	$101,621
Accrued interest	78,543	63,595
Operating lease obligations	33,240	31,307
Other accrued expenses	162,666	209,943
Total	$381,271	$406,466

Note 8. Indebtedness
As of March 31, 2023, debt consisted of the following (in thousands, except percentages):

	March 31, 2023	December 31, 2022	Unused Borrowing Capacity (1)	Weighted Average Interest Rate at March 31, 2023 (2)	Weighted Average Interest Rate at December 31, 2022 (2)	Contractual Interest Rate (3)	Contractual Maturity Date
Recourse debt
Bank line of credit (4)	$552,253	$505,158	$1,345	8.64%	6.01%	SOFR +3.25%	January 2025
0% Convertible Senior Notes (5)	400,000	400,000	—	—%	—%	—%	February 2026
Total recourse debt	952,253	905,158	1,345
Unamortized debt discount	(6,558)	(7,118)	—
Total recourse debt, net	945,695	898,040	1,345

Non-recourse debt (6)
Senior revolving and delayed draw loans (7)	1,438,001	1,560,002	77,000	6.93%	6.49%	LIBOR +2.00%; SOFR +3.10%	April 2025 - March 2027
Senior non-revolving loans	2,230,023	1,680,444	—	6.51%	6.00%	4.66% - 4.70%; LIBOR +1.75% - 2.50%; SOFR +1.85% - 2.25%	April 2024 - November 2040
Subordinated revolving and delayed draw loans (7)	176,600	333,800	5,300	11.12%	9.58%	SOFR +3.50% - 9.10%	April 2024 - March 2027
Subordinated loans (8)(9)	1,678,743	1,442,336	—	8.89%	8.76%	7.00% - 10.50%; LIBOR +6.75%	November 2025 - January 2042
Securitized loans	2,502,836	2,531,465	—	3.88%	3.87%	2.27% - 5.31%	July 2024 - July 2057
Total non-recourse debt	8,026,203	7,548,047	82,300
Unamortized debt discount, net	(45,394)	(46,938)	—
Total non-recourse debt, net	7,980,809	7,501,109	82,300
Total debt, net	$8,926,504	$8,399,149	$83,645

(1)    Represents the additional amount the Company could borrow, if any, based on the state of its existing assets as of March 31, 2023.
(2)    Reflects weighted average contractual, unhedged rates. See Note 9, Derivatives for hedge rates.
(3)    Ranges shown reflect fixed interest rate and rates using LIBOR or SOFR, as applicable.
(4)    The former working capital facility was terminated in January 2022 and was replaced by this syndicated working capital facility with banks has a total commitment up to $600.0 million and is secured by substantially all of the unencumbered assets of the Company, as well as ownership interests in certain subsidiaries of the Company. Borrowings under the Facility may be designated as Base Rate Loans or Term SOFR Loans, subject to certain terms and conditions under the Credit Agreement. Base Rate Loans accrue interest at a rate per year equal to 2.25% plus the highest of (a) the federal funds rate plus 0.50%, (b) the interest rate determined from time to time by the Administrative Agent as its prime rate and notified to the Company, (c) the Adjusted Term SOFR Rate (defined below) for a one-month interest period in effect on such day (or if such day is not a business day, the immediately preceding business day) plus 1.00% and (d) 0.00%. Term SOFR Loans accrue interest at a rate per annum equal to (a) 3.25% plus (b) the greater of (i) 0.00% and (ii) the sum of (x) the forward-looking term rate for a period comparable to the applicable available tenor based on SOFR that is published by CME Group Benchmark Administration Ltd or a successor for the applicable interest period and (y) (1) if the applicable interest period is one month, 0.11448%, (2) if the applicable interest period is three months, 0.26161% or (c) if the applicable interest period is six months, 0.42826% (the rate pursuant to clause (b), the "Adjusted Term SOFR Rate"). This facility is subject to various restrictive covenants, such as the completion and presentation of audited consolidated financial statements, maintaining a minimum modified interest coverage ratio, a minimum modified current ratio, a maximum modified leverage ratio, and a minimum unencumbered cash balance, in each case, tested quarterly. The Company was in compliance with all debt covenants as of March 31, 2023.

(5)    These convertible senior notes ("Notes") will not bear regular interest, and the principal amount of the notes will not accrete. The Notes may bear special interest under specified circumstances relating to the Company’s failure to comply with its reporting obligations under the Indenture or if the Notes are not freely tradeable as required by the Indenture. The Notes will mature on February 1, 2026, unless earlier repurchased by the Company, redeemed by the Company or converted pursuant to their terms. The initial conversion rate of the Notes is 8.4807 shares of the Company’s common stock, par value $0.0001 per share, per $1,000 principal amount of Notes, which is equivalent to an initial conversion price of approximately $117.91 per share. The conversion rate will be subject to adjustment upon the occurrence of certain specified events but will not be adjusted for any accrued and unpaid special interest. In addition, upon the occurrence of a make-whole fundamental change or an issuance of a notice of redemption, the Company will, in certain circumstances, increase the conversion rate by a number of additional shares for a holder that elects to convert its Notes in connection with such make-whole fundamental change or notice of redemption. The debt discount recorded on the Notes is being amortized to interest expense at an effective interest rate of 0.57%. As of March 31, 2023, $4.9 million of the debt discount was amortized to interest expense inception to date. In connection with the offering of the Notes, the Company entered into privately negotiated capped call transactions (“Capped Calls”) with certain of the initial purchasers and/or their respective affiliates at a cost of approximately $28.0 million. The Capped Calls are classified as equity and were recorded to additional paid-in-capital within stockholders’ equity as of March 31, 2021. The Capped Calls each have an initial strike price of approximately $117.91 per share, subject to certain adjustments, which corresponds to the initial conversion price of the Notes. The Capped Calls have initial cap prices of $157.22 per share. The Capped Calls cover, subject to anti-dilution adjustments, approximately 3.4 million shares of common stock. The Capped Calls are expected generally to reduce the potential dilution to the common stock upon any conversion of Notes and/or offset any cash payments the Company is required to make in excess of the principal amount of the Notes, as the case may be, in the event the market price per share of common stock, as measured under the Capped Calls, is greater than the strike price of the Capped Call, with such offset subject to a cap. If, however, the market price per share of the common stock, as measured under the Capped Calls, exceeds the cap price of the Capped Calls, there would be dilution and/or there would not be an offset of such potential cash payments, in each case, to the extent that the then-market price per share of the common stock exceeds the cap price. The final components of the Capped Calls are scheduled to expire on January 29, 2026. None of the conversion criteria has been met as of March 31, 2023.
(6)    Certain loans under this category are part of project equity transactions.
(7)    Pursuant to the terms of the aggregation facilities within this category the Company may draw up to an aggregate principal amount of $2.2 billion in revolver borrowings depending on the available borrowing base at the time.
(8)    A loan under this category with an outstanding balance of $131.2 million as of March 31, 2023 contains a put option that can be exercised beginning in 2036 that would require the Company to pay off the entire loan on November 30, 2037.
(9)    Loans under this category with a floating rate had a total outstanding balance of $224.8 million as of March 31, 2023.
Senior and Subordinated Debt Facilities
Each of the Company's senior and subordinated debt facilities contain customary covenants, including the requirement to maintain certain financial measurements and provide lender reporting. Each of the senior and subordinated debt facilities also contain certain provisions in the event of default that entitle lenders to take certain actions including acceleration of amounts due under the facilities and acquisition of membership interests and assets that are pledged to the lenders under the terms of the senior and subordinated debt facilities. The facilities are non-recourse to the Company and are secured by net cash flows from Customer Agreements or inventories less certain operating, maintenance and other expenses that are available to the borrower after distributions to tax equity investors, where applicable. Under the terms of these facilities, the Company's subsidiaries pay interest and principal from the net cash flows available to the subsidiaries. The Company was in compliance with all debt covenants as of March 31, 2023.

Securitization Loans
Each of the Company's securitized loans contains customary covenants including the requirement to provide reporting to the indenture trustee and ratings agencies. Each of the securitized loans also contain certain provisions in the event of default which entitle the indenture trustee to take certain actions including acceleration of amounts due under the facilities and acquisition of membership interests and assets that are pledged to the lenders under the terms of the securitized loans. The facilities are non-recourse to the Company and are secured by net cash flows from Customer Agreements less certain operating, maintenance and other expenses which are available to the borrower after distributions to tax equity investors, where applicable. Under the terms of these loans, the Company's subsidiaries pay interest and principal from the net cash flows available to the subsidiaries. The Company was in compliance with all debt covenants as of March 31, 2023.

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
The interest rate swaps have been designated as cash flow hedges. The credit risk adjustment associated with these swaps is the risk of non-performance by the counterparties to the contracts. In the three months ended March 31, 2023, the hedge relationships on the Company’s interest rate swaps have been assessed as highly effective as the quarterly assessment performed determined changes in cash flows of the derivative instruments have been highly effective in offsetting the changes in the cash flows of the hedged items, are expected to be highly effective in the future and the critical terms of the interest rate swaps match the critical terms of the underlying forecasted hedged transactions. Accordingly, changes in the fair value of these derivatives are recorded as a component of accumulated other comprehensive income, net of income taxes. Changes in the fair value of these derivatives are subsequently reclassified into earnings, and are included in interest expense, net in the Company’s statements of operations, in the period that the hedged forecasted transactions affect earnings. To the extent that the hedge relationships are not effective, changes in the fair value of these derivatives are recorded in other expenses, net in the Company's statements of operations on a prospective basis.
The Company’s master netting and other similar arrangements allow net settlements under certain conditions. When those conditions are met, the Company presents derivatives at net fair value. As of March 31, 2023, the information related to these offsetting arrangements were as follows (in thousands):

Instrument Description	Gross Amounts of Recognized Assets / Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets / Liabilities Included in the Consolidated Balance Sheet	Notional Amount (1)
Assets:
Derivatives designated as hedging instruments	$100,653	$—	$100,653	$1,631,051
Derivatives not designated as hedging instruments	31,381	(8,647)	22,734	870,800
Total derivative assets	$132,034	$(8,647)	$123,387	$2,501,851

Liabilities:
Derivatives designated as hedging instruments	$(18,055)	$—	$(18,055)	$497,816
Derivatives not designated as hedging instruments	(20,187)	8,647	(11,540)	767,295
Total derivative liabilities	$(38,242)	$8,647	$(29,595)	$1,265,111
Total	$93,792	$—	$93,792	$3,766,962

(1)    Comprised of 81 interest rate swaps which effectively fix the LIBOR portion of interest rates on outstanding balances of certain loans under the senior and securitized sections of the debt footnote table (see Note 8, Indebtedness) at 0.57% to 4.11% per annum. These swaps mature from April 30, 2024 to January 31, 2043.
As of December 31, 2022, the information related to these offsetting arrangements were as follows (in thousands):

Instrument Description	Gross Amounts of Recognized Assets / Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets / Liabilities Included in the Consolidated Balance Sheet	Notional Amount
Assets:
Derivatives designated as hedging instruments	$133,168	$—	$133,168	$2,122,222
Derivatives not designated as hedging instruments	44,659	(4,523)	40,136	1,095,820
Total derivative assets	$177,827	$(4,523)	$173,304	$3,218,042

Liabilities:
Derivatives designated as hedging instruments	(3,724)	—	(3,724)	—
Derivatives not designated as hedging instruments	(4,523)	4,523	—	—
Total derivative liabilities	$(8,247)	$4,523	$(3,724)	$—
Total	$169,580	$—	$169,580	$3,218,042
The losses (gains) on derivatives designated as cash flow hedges recognized into OCI, before tax effect, consisted of the following (in thousands):

	Three months ended March 31,
	2023	2022
Derivatives designated as cash flow hedges:
Interest rate swaps	$38,027	$(63,528)
The (gains) losses on derivatives financial instruments recognized into the consolidated statements of operations, before tax effect, consisted of the following (in thousands):

	Three months ended March 31,
	2023		2022
	Interest expense, net	Other expense, net	Interest expense, net	Other expense, net
Derivatives designated as cash flow hedges:
Interest rate swaps:
(Gains) losses reclassified from AOCI into income	$(7,039)	$—	$5,427	$—
Derivatives not designated as cash flow hedges:
Interest rate swaps:
Losses (gains) recognized into income	—	25,050	—	(66,640)
Total (gains) losses	$(7,039)	$25,050	$5,427	$(66,640)
All amounts in Accumulated other comprehensive income (loss) ("AOCI") in the consolidated statements of redeemable noncontrolling interests and equity relate to derivatives, refer to the consolidated statements of comprehensive (loss) income. The net gain (loss) on derivatives includes the tax effect of $9.5 million and $18.1 million for the three months ended March 31, 2023 and 2022, respectively.
During the next 12 months, the Company expects to reclassify $29.4 million of net gains on derivative instruments from accumulated other comprehensive income to earnings. There were 25 undesignated derivative instruments recorded by the Company as of March 31, 2023.

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
Under these financing obligation arrangements, wholly owned subsidiaries of the Company finance the cost of solar energy systems with investors for an initial term of 22 years, and one fund for 7 years. The solar energy systems are subject to Customer Agreements with an initial term of typically 20 or 25 years that automatically renew annually or for five years. These solar energy systems are reported under the line item solar energy systems, net in the consolidated balance sheets. As of March 31, 2023 and December 31, 2022, the cost of the solar energy systems placed in service under the financing obligation arrangements was $698.3 million and $699.5 million, respectively. The accumulated depreciation related to these assets as of March 31, 2023 and December 31, 2022 was $174.0 million and $167.9 million, respectively.

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

Note 11. VIE Arrangements
The Company consolidated various VIEs at March 31, 2023 and December 31, 2022. The carrying amounts and classification of the VIEs’ assets and liabilities included in the consolidated balance sheets are as follows (in thousands):

	March 31, 2023	December 31, 2022
Assets
Current assets
Cash	$395,983	$457,005
Restricted cash	42,500	44,514
Accounts receivable, net	72,961	66,847
Inventories	414,407	193,836
Prepaid expenses and other current assets	12,003	12,698
Total current assets	937,854	774,900
Solar energy systems, net	9,227,988	8,968,835
Other assets	302,876	287,771
Total assets	$10,468,718	$10,031,506
Liabilities
Current liabilities
Accounts payable	$18,954	$36,315
Distributions payable to noncontrolling interests and redeemable noncontrolling interests	30,622	32,051
Accrued expenses and other liabilities	32,118	32,512
Deferred revenue, current portion	49,809	49,037
Non-recourse debt, current portion	73,734	39,894
Total current liabilities	205,237	189,809
Deferred revenue, net of current portion	582,279	572,420
Non-recourse debt, net of current portion	1,449,125	1,449,513
Other liabilities	15,754	15,260
Total liabilities	$2,252,395	$2,227,002
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

Note 12. Redeemable Noncontrolling Interests and Equity
During certain specified periods of time, noncontrolling interests in certain funding arrangements have the right to put all of their membership interests to the Company. During a specific period of time, the Company has the right to call all membership units of the related redeemable noncontrolling interests.

Note 13. Stock-Based Compensation
Stock Options
The following table summarizes the activity for all stock options under all of the Company’s equity incentive plans for the three months ended March 31, 2023 (shares and aggregate intrinsic value in thousands):

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2022	5,217	$16.08	5.68	$58,784
Granted	—	—
Exercised	(183)	7.25
Canceled	(1)	10.81
Outstanding at March 31, 2023	5,033	$16.40	5.46	$41,630

Options vested and exercisable at March 31, 2023	3,886	$12.43	4.55	$39,982
Restricted Stock Units
The following table summarizes the activity for all restricted stock units (“RSUs”) under all of the Company’s equity incentive plans for the three months ended March 31, 2023 (shares in thousands):

	Number of Awards	Weighted Average Grant Date Fair Value
Unvested balance at December 31, 2022	4,542	$31.60
Granted	2,179	23.32
Issued	(783)	27.56
Canceled / forfeited	(184)	32.89
Unvested balance at March 31, 2023	5,754	$28.98
Warrants for Strategic Partners
The Company has issued warrants for up to 846,943 shares of its common stock to certain strategic partners (calculated using the respective quarter of grant's closing stock price). The exercise price of each warrant is $0.01 per share, and 15,939 warrants were exercised during the three months ended March 31, 2023. There were 15,940 warrants exercised during the three months ended March 31, 2022. The Company recognized stock-based compensation expense of $1.1 million during the three months ended March 31, 2023 and 2022 under performance and time-based warrants.
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

Stock-Based Compensation Expense
The Company recognized stock-based compensation expense, including ESPP expenses, in the consolidated statements of operations as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Cost of customer agreements and incentives	$1,841	$3,187
Cost of solar energy systems and product sales	1,768	3,332
Sales and marketing	14,877	24,134
Research and development	442	953
General and administration	9,338	7,613
Total	$28,266	$39,219
During the three months ended March 31, 2023 and 2022, stock-based compensation expense capitalized to solar energy systems, net in the Company’s consolidated balance sheet was $2.3 million and $4.9 million, respectively.

Note 14. Income Taxes

The income tax benefit rate for the three months ended March 31, 2023 and 2022 was 15.1% and 2.1%, respectively. The differences between the actual consolidated effective income tax rate and the U.S. federal statutory rate were primarily attributable to the allocation of losses on noncontrolling interests and income tax expense related to the valuation allowance.

The Company sells solar energy systems to investment Funds. As the investment Funds are consolidated by the Company, the gain on the sale of the assets has been eliminated in the consolidated financial statements, however gains on sale are recognized for tax purposes and the tax effects of which, both current and deferred, are included in the Company’s income tax provision.

Note 15. Commitments and Contingencies
Letters of Credit
As of March 31, 2023 and December 31, 2022, the Company had $33.1 million and $44.4 million, respectively, of unused letters of credit outstanding, which each carry fees of 0.50% - 3.25% per annum and 0.50% - 3.25% per annum, respectively.
Guarantees
Certain tax equity funds and debt facilities require the Company to maintain an aggregate amount of $35.0 million of unencumbered cash and cash equivalents at the end of each month.
Purchase Commitment
The Company entered into purchase commitments, which have the ability to be canceled without significant penalties, with multiple suppliers to purchase $286.1 million of photovoltaic modules, inverters and batteries by the end of 2023.

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

At each balance sheet date, the Company assesses and recognizes, when applicable, the potential exposure from this obligation based on all the information available at that time, including any audits undertaken by the IRS. The IRS is auditing one of the Company's investors in an audit involving a review of the fair market value determination of the Company's solar energy systems in the investment fund, which is covered by the Company’s 2018 insurance policy. If this audit results in an adverse final determination, the Company may be subject to an indemnity obligation to its investor, which may result in certain limited out-of-pocket costs and potential increased insurance premiums in the future.

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
The computation of the Company’s basic and diluted net loss per share is as follows (in thousands, except per share data):

	Three Months Ended March 31,
	2023	2022
Numerator:
Net loss attributable to common stockholders	$(240,388)	$(87,778)
Denominator:
Weighted average shares used to compute net loss per share attributable to common stockholders, basic	214,548	208,676
Weighted average effect of potentially dilutive shares to purchase common stock	—	—
Weighted average shares used to compute net loss per share attributable to common stockholders, diluted	214,548	208,676
Net loss per share attributable to common stockholders
Basic	$(1.12)	$(0.42)
Diluted	$(1.12)	$(0.42)

The following shares were excluded from the computation of diluted net loss per share as the impact of including those shares would be anti-dilutive (in thousands):

	Three Months Ended March 31,
	2023	2022
Outstanding stock options	1,472	1,627
Unvested restricted stock units	3,924	3,772
Convertible Senior Notes (if converted)	3,392	3,392
Total	8,788	8,791

Note 17. Related Party Transactions

Advances Receivable—Related Party

Net amounts due from direct-sales professionals were $17.2 million and $18.1 million as of March 31, 2023 and December 31, 2022, respectively. The Company provided a reserve of $2.0 million and $1.9 million as of March 31, 2023 and December 31, 2022, respectively, related to advances to direct-sales professionals who have terminated their employment agreement with the Company.

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

We have experienced substantial growth in our business and operations since our inception in 2007, as well as through our acquisition of Vivint Solar in 2020. As of March 31, 2023, we operated the largest fleet of residential solar energy systems in the United States. We have a Networked Solar Energy Capacity of 5,907 megawatts as of March 31, 2023, which represents the aggregate megawatt production capacity of our solar energy systems that have been recognized as deployments, from our inception through the measurement date. Gross Earning Assets as of March 31, 2023 were approximately $11.6 billion. Please see the section entitled “Key Operating Metrics” for more details on how we calculate Networked Solar Energy Capacity and Gross Earning Assets.
We also have a long track record of attracting low-cost capital from diverse sources, including tax equity and debt investors. Since inception we have raised tax equity investment funds to finance the installation of solar energy systems.
Macroeconomic Environment
Our business and financial performance also depend on worldwide economic conditions. We face global macroeconomic challenges, particularly in light of increases and volatility in interest rates, uncertainty in markets, inflationary trends, navigating complex and evolving regulatory and tax frameworks, and the dynamics of the global trade environment. In the first quarter of fiscal year 2023, we observed market uncertainty, increasing inflationary pressures, supply constraints, and bank failures. These market dynamics, which we expect will continue into the foreseeable future, have impacted and may continue to impact our business and financial results, including costs and revenues.

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
As of March 31, 2023, we had 64 active investment funds, which are described below. We have established different types of investment funds to implement our asset monetization strategy. Depending on the nature of the investment fund, cash may be contributed to the investment fund by the investor upfront or in stages based on milestones associated with the design, construction or interconnection status of the solar energy systems. The cash contributed by the fund investor is used by the investment fund to purchase solar energy systems. The investment funds either own or enter into a master lease with a Sunrun subsidiary for the solar energy systems, Customer Agreements and associated incentives. We receive on-going cash distributions from the investment funds representing a portion of the monthly customer payments received. We use the upfront cash, as well as on-going distributions to cover our costs associated with designing, purchasing and installing the solar energy systems. In addition, we also use debt, equity and other financing strategies to fund our operations. The allocation of the economic benefits between us and the fund investor and the corresponding accounting treatment varies depending on the structure of the investment fund.

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
The table below provides an overview of our current investment funds (dollars in millions):

Consolidated Joint Ventures
	Pass-Through Financing Obligations	Partnership Flip	JV Inverted Lease
Consolidation	Owner entity consolidated, tenant entity not consolidated	Single entity, consolidated	Owner and tenant entities consolidated
Balance sheet classification	Pass-through financing obligation	Redeemable noncontrolling interests and noncontrolling interests	Redeemable noncontrolling interests and noncontrolling interests
Revenue from Commercial ITCs	Recognized on the permission to operate ("PTO") date	None	None
Method of calculating investor interest	Effective interest rate method	Greater of HLBV or redemption value	Greater of HLBV or redemption value
Liability balance as of March 31, 2023	$303.3	N/A	N/A
Noncontrolling interest balance (redeemable or otherwise) as of March 31, 2023	N/A	$1,694.5	$5.4

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

•Gross Earning Assets is calculated as Gross Earning Assets Contracted Period plus Gross Earning Assets Renewal Period.

◦Gross Earning Assets Contracted Period represents the present value of the remaining net cash flows (discounted at 6%) during the initial term of our Customer Agreements as of the measurement date. It is calculated as the present value of cash flows (discounted at 6%) we expect to receive from Subscribers in future periods, after deducting expected operating and maintenance costs based on the service agreements underlying each fund, equipment replacements costs, distributions to tax equity partners in consolidated joint venture partnership flip structures, and distributions to project equity investors. We include cash flows we expect to receive in future periods from state incentive and rebate programs, contracted sales of solar renewable energy credits, and awarded net cash flows from grid service programs with utility or grid operators.

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

Gross Earning Assets is forecasted as of a specific date. It is forward-looking, and we use judgment in developing the assumptions used to calculate it. Factors that could impact Gross Earning Assets include, but are not limited to, customer payment defaults, or declines in utility rates or early termination of a contract in certain circumstances, including prior to installation. We believe it is useful for investors to evaluate the future expected cash flows from all customers that have been deployed through the respective measurement date, less estimated costs to maintain such systems and estimated distributions to tax equity partners in consolidated joint venture partnership flip structures, and distributions to project equity investors. Various assumptions are made when calculating these metrics. Gross Earning Assets utilize a 6% unlevered discount rate (weighted average cost of capital or “WACC”) to discount future cash flows to the present period. Furthermore, this metric assumes that customers renew after the initial contract period at a rate equal to 90% of the rate in effect at the end of the initial contract term. For Customer Agreements with 25-year initial contract terms, a 5-year renewal period is assumed. For a 20-year initial contract term, a 10-year renewal period is assumed. In all instances, we assume a 30-year customer relationship, although the customer may renew for additional years, or purchase the system. Estimated cost of servicing assets has been deducted and is estimated based on the service agreements underlying each fund.

	As of March 31,
	2023	2022
Networked Solar Energy Capacity (megawatts)	5,907	4,890
Customers	829,709	689,774

	As of March 31,
	2023	2022(1)

	(in thousands)
Gross Earning Assets Contracted Period	$8,583,529	$7,039,700
Gross Earning Assets Renewal Period	2,969,814	3,115,589
Gross Earning Assets	$11,553,343	$10,155,289

(1)    The Gross Earning Assets as of March 31, 2022 reflect the application of a 5% unlevered discount rate, which is consistent with the discount rate used during that period. If we had applied an unlevered discount rate of 6% as of March 31, 2022, the Gross Earning Assets Contracted Period would have been $6,482,838 and the Gross Earning Assets Renewal Period would have been $2,565,342.

The tables below provide a range of Gross Earning Asset amounts if different default, discount and purchase and renewal assumptions were used.
Gross Earning Assets Contracted Period:

	As of March 31, 2023
	Discount rate
Default rate	4%	5%	6%	7%	8%

	(in thousands)
5%	$9,938,625	$9,085,876	$8,343,313	$7,693,951	$7,123,739
0%	$10,240,759	$9,354,689	$8,583,529	$7,909,525	$7,317,993
Gross Earning Assets Renewal Period:

	As of March 31, 2023
	Discount rate
Purchase or Renewal rate	4%	5%	6%	7%	8%

	(in thousands)
80%	$3,815,170	$3,129,186	$2,576,573	$2,129,668	$1,766,866
90%	$4,395,311	$3,605,874	$2,969,814	$2,455,331	$2,037,593
100%	$4,975,450	$4,082,560	$3,363,052	$2,780,994	$2,308,317

Total Gross Earning Assets:

	As of March 31, 2023
	Discount rate
Purchase or Renewal rate	4%	5%	6%	7%	8%

	(in thousands)
80%	$14,055,929	$12,483,875	$11,160,102	$10,039,192	$9,084,859
90%	$14,636,070	$12,960,563	$11,553,342	$10,364,856	$9,355,585
100%	$15,216,209	$13,437,249	$11,946,581	$10,690,518	$9,626,310

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States ("GAAP"). GAAP requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. In many instances, we could have reasonably used different accounting estimates, and in other instances, changes in the accounting estimates are reasonably likely to occur from period to period. Actual results could differ significantly from our estimates. Our future financial statements will be affected to the extent that our actual results materially differ from these estimates. For further information on all of our significant accounting policies, see Note 2, Summary of Significant Accounting Policies of our annual report on Form 10-K for the year ended December 31, 2022.

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
Consideration from customers is considered variable due to the performance guarantee under Customer Agreements and liquidated damage provisions under SREC contracts in the event minimum deliveries are not achieved. Customer Agreements with a performance guarantee provide a credit to the customer if the system's cumulative production, as measured on various PTO anniversary dates, is below our guarantee of a specified minimum. Revenue is recognized to the extent it is probable that a significant reversal of such revenue will not occur. If our estimate of the future production shortfall amount for Customer Agreements with a performance guarantee was 10% higher, the additional reduction to revenue in the three months ended March 31, 2023 would have been less than $2.6 million. Our estimated production shortfall reduced revenue during the three months ended March 31, 2023 by less than $6.8 million more than the prior year's period. We have historically estimated an immaterial amount of liquidated damages pursuant to SREC contracts, and actual damages have not been materially different from estimates, nor material in amount during the three months ended March 31, 2023 and 2022.
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

Circumstances that could indicate impairment and require us to perform a quantitative impairment test include a significant decline in our financial results, a significant decline in our enterprise value relative to our net book value, a sustained decline in our stock price, or an unanticipated change in competition or our market share and a significant change in our strategic plans. A sustained decrease in the price of our common stock is one of the qualitative factors to be considered as part of an impairment test when evaluating whether events or changes in circumstances may indicate that it is more likely than not that a potential goodwill impairment exists. As of October 1, 2022, we concluded that our fair value exceeded our carrying value. Due to a material sustained decline of our market capitalization after consideration of a control premium below the book value of equity during the first quarter, as of March 31, 2023 we performed a quantitative assessment related to the recoverability of our goodwill for our one reporting unit. We estimated the fair value of our reporting unit primarily based on consideration of an income approach analysis. Under the income approach, our future cash flows were estimated and converted to present value based on a discount rate reflecting a market participant risk-adjusted rate of return.

The significant assumptions and estimates used in the assessment include, among others, estimated future net annual contracted cashflows under our existing long term customer agreements, as well as future growth estimates which rely on management judgements. We also compared the total invested capital (including market capitalization) to the fair value of our reporting unit to assess the reasonableness of fair value after consideration of a control premium. The fair value of our one reporting unit exceeded its carrying amount as of March 31, 2023. Holding all other assumptions constant, a 100 basis point increase in the discount rate assumption would not have resulted in impairment. Should, among other events and circumstances, industry conditions deteriorate, the outlook for future operating results and cash flow decline or regulations change, costs of equity or debt capital increase, valuations for comparable public companies or comparable acquisition valuations decrease, or our market capitalization experience a further sustained decline below its book value, we may need to further reassess the recoverability of goodwill in future periods.
Impairment of Long-Lived Assets
The carrying amounts of our long-lived assets, including solar energy systems and definite-lived intangible assets, are periodically reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable or that the useful life is shorter than originally estimated. Factors that we consider in deciding when to perform an impairment review would include significant negative industry or economic trends, and significant changes or planned changes in our use of the assets. Recoverability of these assets is measured by comparison of the carrying amount of each asset group to the future undiscounted cash flows the asset is expected to generate over its remaining life. If the asset is considered to be impaired, the amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset. If the useful life is shorter than originally estimated, we amortize the remaining carrying value over the new shorter useful life. During the three months ended March 31, 2023 and 2022, there were no indicators of impairment and therefore no cash flow analysis was performed.

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
The calculation of HLBV does not require estimates since each HLBV calculation is based upon the liquidation provisions of each fund’s contractual agreement. The calculation of the redeemable noncontrolling interest balance involves estimates such as a discount rate used in net present value calculations, and customer default rates. If the assumptions used for each of these were 10% higher, the impact to the aggregate redeemable noncontrolling interest balance as of March 31, 2023 would be a reduction of $21.4 million.

Results of Operations
The results of operations presented below should be reviewed in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q.

	Three Months Ended March 31,
	2023	2022

	(in thousands, except per share data)
Revenue:
Customer agreements and incentives	$246,474	$209,692
Solar energy systems and product sales	343,375	286,092
Total revenue	589,849	495,784
Operating expenses:
Cost of customer agreements and incentives	236,905	201,785
Cost of solar energy systems and product sales	320,018	249,844
Sales and marketing	202,836	174,926
Research and development	4,557	6,257
General and administrative	51,886	43,081
Amortization of intangible assets	1,341	1,341
Total operating expenses	817,543	677,234
Loss from operations	(227,694)	(181,450)
Interest expense, net	(142,698)	(92,254)
Other (expense) income, net	(25,000)	113,958
Loss before income taxes	(395,392)	(159,746)
Income tax benefit	(59,619)	(3,277)
Net loss	(335,773)	(156,469)
Net loss attributable to noncontrolling interests and redeemable noncontrolling interests	(95,385)	(68,691)
Net loss attributable to common stockholders	$(240,388)	$(87,778)
Net loss per share attributable to common stockholders
Basic	$(1.12)	$(0.42)
Diluted	$(1.12)	$(0.42)
Weighted average shares used to compute loss per share attributable to common stockholders
Basic	214,548	208,676
Diluted	214,548	208,676

Comparison of the Three Months Ended March 31, 2023 and 2022
Revenue

	Three Months Ended March 31,		Change
	2023	2022	$	%

	(in thousands)
Customer agreements	$225,088	$190,502	$34,586	18%
Incentives	21,386	19,190	2,196	11%
Customer agreements and incentives	246,474	209,692	36,782	18%

Solar energy systems	228,902	199,999	28,903	14%
Products	114,473	86,093	28,380	33%
Solar energy systems and product sales	343,375	286,092	57,283	20%
Total revenue	$589,849	$495,784	$94,065	19%
Customer Agreements and Incentives. The $34.6 million increase in Revenue from customer agreements was primarily due to new systems placed in service in the period from April 1, 2022 through March 31, 2023, plus a full three months of revenue recognized in 2023 for systems placed in service in the first three months of 2022 versus only a partial amount of such revenue related to the period in which the assets were in service in 2022. Revenue from incentives consisted primarily of sales of SRECs. The $2.2 million increase related to the timing and volume of SREC sales which were responsive to market conditions.
Solar Energy Systems and Product Sales. Revenue from solar energy systems sales increased by $28.9 million compared to the prior year primarily due to overall increased demand for solar energy systems in the marketplace, particularly through retail partners. Additionally, the average price of system sales increased 3% from the prior year period. Product sales increased by $28.4 million, primarily due to an overall increased demand for solar energy related products and services in the marketplace, and to a lesser extent, price increases on various solar products sold to resellers.
Operating Expenses

	Three Months Ended March 31,		Change
	2023	2022	$	%

	(in thousands)
Cost of customer agreements and incentives	$236,905	$201,785	$35,120	17%
Cost of solar energy systems and product sales	320,018	249,844	70,174	28%
Sales and marketing	202,836	174,926	27,910	16%
Research and development	4,557	6,257	(1,700)	(27)%
General and administrative	51,886	43,081	8,805	20%
Amortization of intangible assets	1,341	1,341	—	—%
Total operating expenses	$817,543	$677,234	$140,309	21%
Cost of Customer Agreements and Incentives. The $35.1 million increase in Cost of customer agreements and incentives was primarily due to the new systems placed in service in the period from April 1, 2022 through March 31, 2023, plus a full three months of costs recognized in 2023 for systems placed in service in the three months of 2022 versus only a partial amount of such expenses related to the period in which the assets were in service in 2022.
The Cost of customer agreements and incentives remained consistent with the prior year's period at 96% of revenue from customer agreements and incentives during the three months ended March 31, 2023.

Cost of Solar Energy Systems and Product Sales. The $70.2 million increase in Cost of solar energy systems and product sales was primarily due to the corresponding net increase in the solar energy systems and product sales discussed above.
The Cost of solar energy systems and product sales increased to 93% of revenue from solar energy systems and product sales during the three months ended March 31, 2023, from 87% during the three months ended March 31, 2022, primarily as a result of sales price increases lagging cost increases, as well as volume pricing granted in our distribution business.
Sales and Marketing Expense. The $27.9 million increase in Sales and marketing expense was primarily attributable to increases in headcount driving higher employee compensation and costs to acquire customers through our sales lead generating partners. Included in Sales and marketing expense is $12.2 million and $8.2 million of amortization of costs to obtain Customer Agreements for the three months ended March 31, 2023 and 2022, respectively.
Research and Development Expense. The $1.7 million decrease in Research and development expense was primarily attributable to a decrease in headcount driving lower employee compensation costs.
General and Administrative Expense. The $8.8 million increase in General and administrative expenses was primarily attributable to an increase in headcount driving higher employee compensation costs. Additionally, there were increases related to information technology related consulting costs, when compared to the three months ended March 31, 2022.
Non-Operating Expenses, net

	Three Months Ended March 31,		Change
	2023	2022	$	%

	(in thousands)
Interest expense, net	$(142,698)	$(92,254)	$(50,444)	55%
Other (expense) income, net	$(25,000)	$113,958	$(138,958)	(122)%

Interest Expense, net. The increase in Interest expense, net of $50.4 million was primarily related to additional non-recourse debt entered into subsequent to March 31, 2022. Included in net interest expense is $7.5 million and $6.9 million of non-cash interest recognized under Customer Agreements that have a significant financing component for the three months ended March 31, 2023 and 2022, respectively.

Other (Expense) Income, net. The decrease in other income, net of $139.0 million related primarily to losses on derivatives, as well as a $47.3 million gain on an equity investment recognized in the three months ended March 31, 2022, with no such comparable activity in the three months ended March 31, 2023.
Income Tax Benefit

	Three Months Ended March 31,		Change
	2023	2022	$	%

	(in thousands)
Income tax benefit	$(59,619)	$(3,277)	$(56,342)	1,719%

The increase in income tax benefit of $56.3 million is primarily attributable to increased losses allocable to the controlling interest which generated a deferred tax benefit, as the valuation allowance for federal net operating losses was reduced in the prior year leaving a federal tax benefit in the current year period.

Net Loss Attributable to Noncontrolling Interests and Redeemable Noncontrolling Interests

	Three Months Ended March 31,		Change
	2023	2022	$	%

	(in thousands)
Net loss attributable to noncontrolling interests and redeemable noncontrolling interests	$(95,385)	$(68,691)	$(26,694)	39%

Net loss attributable to noncontrolling interests and redeemable noncontrolling interests was primarily the result of an addition of six other new investment funds since March 31, 2022, for which the HLBV method is used in determining the amount of net loss attributable to noncontrolling interests. Redeemable noncontrolling interests generally allocates more loss to the noncontrolling interest in the first several years after fund formation.

Liquidity and Capital Resources

As of March 31, 2023, we had cash of $628.5 million, which consisted of cash held in checking and savings accounts with financial institutions. We finance our operations mainly through a variety of financing fund arrangements that we have formed with fund investors, cash generated from our sources of revenue and borrowings from secured credit facilities arrangements with syndicates of banks and from secured, long-term non-recourse loan arrangements. In 2022, we received $1.2 billion of new commitments on secured credit facilities arrangements with syndicates of banks and $1.2 billion of commitments from secured, long-term non-recourse loan arrangements. Our principal uses of cash are funding our business, including the costs of acquisition and installation of solar energy systems, satisfaction of our obligations under our debt instruments and other working capital requirements. As of March 31, 2023, we had outstanding borrowings of $552.3 million on our $600.0 million corporate bank line of credit maturing in January 2025. Additionally, we have purchase commitments, which have the ability to be canceled without significant penalties, with multiple suppliers to purchase $286.1 million of photovoltaic modules, inverters and batteries by the end of 2023. In January 2021, we issued $400.0 million of convertible senior notes with a maturity date of February 1, 2026, for net proceeds of approximately $389.0 million. Our business model requires substantial outside financing arrangements to grow the business and facilitate the deployment of additional solar energy systems. The solar energy systems that are operational are expected to generate a positive return rate over the term of the Customer Agreement, typically 20 or 25 years. However, in order to grow, we will continue to be dependent on financing from outside parties. If financing is not available to us on acceptable terms if and when needed, we may be required to reduce planned spending, which could have a material adverse effect on our operations. While there can be no assurances, we anticipate raising additional required capital from new and existing investors. We believe our cash, investment fund commitments and available borrowings as further described below will be sufficient to meet our anticipated cash needs for at least the next 12 months. We believe we will meet longer-term expected future cash requirements and obligations through a combination of cash flows from operating activities, available cash balances, and available credit via our credit facilities. The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
	2023	2022

	(in thousands)
Consolidated cash flow data:
Net cash used in operating activities	$(439,323)	$(256,409)
Net cash used in investing activities	(510,310)	(502,101)
Net cash provided by financing activities	839,836	770,694
Net change in cash and restricted cash	$(109,797)	$12,184
Operating Activities
During the three months ended March 31, 2023, we used $439.3 million in net cash from operating activities. The driver of our operating cash outflow consisted of the cost of our revenue, as well as sales, marketing and general and administrative costs. During the three months ended March 31, 2023, our operating cash outflows were $190.7 million from our net loss excluding non-cash and non-operating items. Changes in working capital resulted in a net cash outflow of $248.6 million.

During the three months ended March 31, 2022, we used $256.4 million in net cash from operating activities. The driver of our operating cash outflow consisted of the cost of our revenue, as well as sales, marketing and general and administrative costs. During the three months ended March 31, 2022, our operating cash outflows were $113.6 million from our net loss excluding non-cash and non-operating items. Changes in working capital resulted in a net cash inflow of $142.8 million.
Investing Activities
During the three months ended March 31, 2023, we used $510.3 million in cash in investing activities. The majority was used to design, acquire and install solar energy systems and components under our long-term Customer Agreements.
During the three months ended March 31, 2022, we used $502.1 million in cash in investing activities. The majority was used to design, acquire and install solar energy systems and components under our long-term Customer Agreements. Included within cash used in investing activities during the three months ended March 31, 2022, was a $75.0 million contribution we made as an additional investment in our home electrification venture with SK E&S Co., Ltd.
Financing Activities
During the three months ended March 31, 2023, we generated $839.8 million from financing activities. This was primarily driven by $335.9 million in net proceeds from fund investors, $510.3 million in net proceeds from debt, $4.0 million in proceeds from state tax credits, net of recapture and $1.3 million in net proceeds from stock-based awards activity, offset by $7.2 million in acquisition of noncontrolling interests and $4.5 million in repayments under finance lease obligations.
During the three months ended March 31, 2022, we generated $770.7 million from financing activities. This was primarily driven by $181.2 million in net proceeds from fund investors, $620.5 million in net proceeds from debt and $2.5 million in net proceeds from stock-based awards activity, offset by $30.2 million in acquisition of noncontrolling interests and $3.3 million in repayments under finance lease obligations.

Debt and Investing Fund Commitments
As of March 31, 2023, we had committed and available capital of approximately $673.9 million that may only be used to purchase and install solar energy systems. We intend to establish new investment funds in the future, and we may also use debt, equity or other financing strategies to finance our business. For a discussion of the terms and conditions of debt instruments and changes thereof in the period, refer to Note 8, Indebtedness, to our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Recent Accounting Pronouncements
See Note 2, Summary of Significant Accounting Policies, to our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to certain market risks in the ordinary course of our business. Our primary exposure includes changes in interest rates because certain borrowings bear interest at floating rates based on LIBOR or SOFR, as applicable, plus a specified margin. We sometimes manage our interest rate exposure on floating-rate debt by entering into derivative instruments to hedge all or a portion of our interest rate exposure in certain debt facilities. We do not enter into any derivative instruments for trading or speculative purposes. Changes in economic conditions could result in higher interest rates, thereby increasing our interest expense and operating expenses and reducing funds available for capital investments, operations and other purposes. For quantitative and qualitative disclosures about market risk, see Item 7A, "Quantitative and Qualitative Disclosures About Market Risk," of our annual report on Form 10-K for the year ended December 31, 2022. Our exposures to market risk have not changed materially since December 31, 2022.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q.

In connection with that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective and designed to provide reasonable assurance that the information required to be disclosed is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms as of March 31, 2023. As such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, “disclosure controls and procedures” means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Solar energy has yet to achieve broad market acceptance and depends in part on continued support in the form of rebates, tax credits, and other incentives from federal, state and local governments. Additionally, there have been significant changes in the residential solar policy and pricing framework in California, which is one of our key markets and represents over 40% of our customer base. Newly adopted changes to California’s net metering policy in December 2022 present a significant change to the financial benefits California customers will receive from our solar systems and may negatively impact the financial attractiveness of our offerings in this market. Further if support diminishes materially for solar policy related to rebates, tax credits and other incentives, our ability to obtain external financing on acceptable terms, or at all, could be materially adversely affected. These types of funding limitations could lead to inadequate financing support for the anticipated growth in our business. Furthermore, growth in residential solar energy depends in part on macroeconomic conditions, retail prices of electricity and customer preferences, each of which can change quickly. Declining macroeconomic conditions, including in the job markets and residential real estate markets, could contribute to instability and uncertainty among customers and impact their financial wherewithal, credit scores or interest in entering into long-term contracts, even if such contracts would generate immediate and long-term savings.

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

Prior to the Department of Commerce issuing its preliminary decision, the Biden Administration in June 2022 issued Presidential Proclamation 10414, which paused the collection of any new anti-dumping or countervailing duty of certain solar cells and modules exported from Cambodia, Malaysia, Thailand, and Vietnam for two years, until June 2024. The White House initiated this “bridge” action in advance of the Department of Commerce’s preliminary decision, in effect deferring any new solar tariffs for 24 months. Even though the White House effectively deferred any new tariffs from taking effect until June 2024, the Commerce Department’s investigation and subsequent preliminary decision had the effect of increasing module prices and affected module supply. In addition, Congress is expected to consider legislation this year via procedures of the Congressional Review Act (“CRA”) that could rescind Presidential Proclamation 10414, which could retroactively impose tariffs on certain cell and module imports. If the CRA becomes law and overcomes a presidential veto, the imposed duties could further increase module prices and limit module supply, which would negatively impact our supply chain and operations.

In addition, the withhold release order issued by U.S. Customs and Border Protection (CBP) on June 24, 2021 applicable to certain silica-based products manufactured in the Xinjiang Uyghur Autonomous Region of China, and any other allegations regarding forced labor in China and U.S. trade regulations to prohibit the importation of any goods derived from forced labor, could also disrupt our business operations and supply chain. In particular, the Uyghur Forced Labor Prevention Act that President Biden signed into law on December 23, 2021 could affect our supply chain and operations. Intensive examinations, withhold release orders, and related governmental procedures have resulted in supply chain and operational delays throughout the industry, and we have implemented policies and procedures to maintain compliance and minimize delays. These and other similar trade restrictions that may be imposed in the future could cause delivery and installation delays, and restrict the global supply of polysilicon and solar products. This could result in near-term demand for available solar energy systems despite higher costs, increased costs of polysilicon and the overall cost of solar energy systems, and equipment shortages, potentially reducing overall demand for and limiting the supply of our products and services.

We cannot predict what actions may ultimately be taken with respect to tariffs or trade relations between the United States and other countries, what products may be subject to such actions, or what actions may be taken by other countries in retaliation. The tariffs described above, the adoption and expansion of trade restrictions, the occurrence of a trade war, or other governmental action related to tariffs, trade agreements or related policies have the potential to adversely impact our supply chain and access to equipment, our costs and ability to economically serve certain markets. Any such cost increases or decreases in availability could slow our growth and cause our financial results and operational metrics to suffer. We cannot predict whether and to what extent U.S. trade policies will change under the Biden Administration and cannot ensure that additional tariffs or other restrictive measures will not continue or increase.

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

While interest rates have been at long-term historic lows in recent years, they have recently increased, and may continue increasing in the near future. Rising interest rates, including recent historic increases starting in 2021 and continuing through the first quarter of 2023, have and may continue to result in a decrease in our advance rates, reducing the proceeds we receive from certain investment funds. Because our financing structure is sensitive to volatility in interest rates, higher rates increase our cost of capital and may decrease the amount of capital available to us to finance the deployment of new solar energy systems. Our future success depends on our ability to raise capital from fund investors and obtain secured lending to help finance the deployment of our solar service offerings. Part of our business strategy is to seek to reduce our cost of capital through these arrangements to improve our margins, offset reductions in government incentives and maintain the price competitiveness of our solar service offerings. Rising base interest rates or credit spreads, which have, and may continue to be worsened by inflation, an economic recession, or other variables, may have an adverse impact on our ability to offer attractive pricing on our solar service offerings to customers, which could negatively impact sales of our solar energy offerings, and our cash flows. Because we typically enter into interest rate swaps shortly after the installation of a system, we are subject to higher interest rate risk between customer pricing through installation, which may cause volatility to our cash flows.

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

In July 2017, the U.K. Financial Conduct Authority, the authority that regulates LIBOR, announced that it intended to stop compelling banks to submit rates for the calculation of LIBOR after 2021. In March 2021, the U.K. Financial Conduct Authority announced that all LIBOR tenors will either cease to be provided by any benchmark administrator or will no longer be representative (a) with respect to the 1-week and 2-month U.S. dollar LIBOR tenors, immediately after December 31, 2021 and (b) with respect to all other U.S. dollar LIBOR tenors, immediately after June 30, 2023. As a result, it appears highly likely that LIBOR will be discontinued by June 30, 2023. In July 2021, the Alternative Reference Rates Committee (“ARRC”) in the U.S., a steering committee comprised of large

U.S. financial institutions and other market participants organized to ensure a successful transition away from U.S. dollar LIBOR, has identified SOFR as its preferred alternative rate to LIBOR for use in derivatives and other financial contracts that are currently indexed to LIBOR. ARRC has proposed a paced market transition plan to SOFR from U.S. dollar LIBOR and organizations are currently working on industry-wide and company-specific transition plans as relating to derivatives and cash markets exposed to U.S. dollar LIBOR. We have certain financial contracts, including many of our Senior and Subordinated Debt Facilities, that remain indexed to U.S. dollar LIBOR. Furthermore, changes in the method of determining LIBOR, or the replacement of LIBOR with an alternative reference rate, may adversely affect interest rates on our current or future indebtedness. Any transition process may involve, among other things, increased volatility or illiquidity in markets for instruments that rely on LIBOR or SOFR, reductions in the value of certain instruments or the effectiveness of related transactions such as hedges, increased borrowing costs, uncertainty under applicable documentation, or difficult and costly consent or amendment processes. We are monitoring this activity and evaluating the related risks, and any such effects of the transition away from LIBOR may result in increased borrowing costs and reduced borrowing capacity, may impair our ability to refinance our indebtedness or hedge our exposure to floating rate instruments, or may result in difficulties, complications or delays in connection with future financing efforts, any of which could adversely affect our financial condition and results of operations. In addition, certain of our debt facilities accrue interest based on SOFR. Since the initial publication of SOFR, daily changes in the rate have, on occasion, been more volatile than daily changes in comparable benchmark or market rates, and SOFR over time may bear little or no relation to the historical actual or historical indicative data. Additionally, some of our credit facilities based on SOFR include a credit adjustment on SOFR due to LIBOR representing an unsecured lending rate while SOFR represents a secured lending rate. In addition, ARRC has imposed certain curbs on interdealer trading in SOFR derivatives, which reduce market liquidity and may raise hedging costs for us as end-users. The possible volatility of, and uncertainty around, SOFR as a LIBOR replacement rate, the applicable credit adjustment, and illiquidity in SOFR derivative markets could result in higher borrowing costs for us, which would adversely affect our financial condition, and results of operations.

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

Risks Related to Regulation and Policy

The customer value proposition for distributed solar, storage, and home electrification products is influenced by a number of factors, including, but not limited to, the retail price of electricity, the valuation of electricity not consumed on site and exported to the grid, the rate design mechanisms of customers’ utility bills, various policies related to the permitting and interconnection costs of our products to homes and the grid, the availability of incentives for solar, batteries, and other electrification products, and other policies which allow aggregations of our systems to provide the grid value. Significant changes to any of these policies may impact the competitiveness of our service offerings to customers.

The value proposition of our solar and storage offering, as well as our other related home electrification offerings is impacted by several factors outside of our control including, but are not limited to, the retail price of electricity with which we compete, the valuation of electricity not consumed on site but exported to the grid, and the rate design mechanisms of customers’ utility bills, various policies related to the permitting and interconnection costs of our products to homes and the grid, the availability of incentives for solar, batteries, and other electrification products, and other policies which allow aggregations of our systems to provide the grid value. Utilities, their trade associations, fossil fuel interests, and some other stakeholders not aligned with a decentralized grid have been challenging many legislative and regulatory policies that enhance the customer value proposition of residential solar and storage for over two decades across the United States.

In connection with the value attributed to exported electricity, net metering (“NEM”) has traditionally been the main policy mechanism to measure and value exported electricity sent back to the grid in the markets within which we do business. That value has always varied depending on the retail price of power in a certain market, substantial differences in rate design per market, and NEM market specific differences, including detail around how to carry over NEM credits, whether or not to cap the amount of net metered solar in a specific market, or how a market values the exported electricity. A substantial majority of the markets in which we operate have implemented NEM policies, allowing end customers to receive credits for the electricity not consumed on site and exported to the grid.

Some states, including our largest market of California, have moved away from the traditional NEM credit structure of paying the full retail rate for exported electricity, and instead, such states have chosen to value excess generation by customers’ solar systems in different ways. In 2016, the Arizona Corporation Commission (“ACC”) replaced retail NEM with a fixed export rate. In 2017, Nevada restored the basic NEM structure (which it ended early in 2016) but also implemented a reduced credit step down to NEM credits over time. Hawaii, a state with extremely high distributed solar penetration, effectively ended NEM in 2016 and has since become a solar plus battery market, with programs that utilize additional value of aggregated distributed resources to support grid needs. Many states across the United States have traditionally set limits on the amount of solar that can be exported for credit and there is a long legislative and regulatory history of those limitations being extended in various states, including California, North Carolina, and South Carolina. New Jersey currently has no cap but a threshold that triggers regulatory review of its NEM policy.

Our ability to sell our solar service offerings may be adversely impacted by the failure to extend existing limits or “caps” to NEM or the elimination of other existing policies that value exported electricity to the grid. Most recently, on April 26, 2022, Florida Governor DeSantis vetoed legislation that would have established a threshold date and percentage trigger when retail NEM could have faced declines in the immediate export rate in Florida.

Most notably, as a result of the finalization of the NEM proceeding on December 15, 2022 by the California Public Utilities Commission (“CPUC”), California has moved to a Net Billing Tariff structure (“NBT”) in which exported electricity is no longer valued at the retail rate and is instead valued by that state’s “avoided cost” annual calculations, which currently substantially decrease the credit allocated to an exported electron during the day. The final California NEM decision rejected a very controversial solar specific fixed charge and rejected the creation of new non-bypassable charges, minimum bills, and grid participation charges for solar and solar plus storage customers. Additionally, the final California NEM decision made no retroactive changes to legacy NEM 1.0 or 2.0 California customers. In mid-April 2023, new California solar customers located in areas serviced by investor-owned utilities (“IOU”) began applying for NBT.

The final California NEM decision presents a significant change to the residential solar market in California. Under this new framework, storage paired with solar will have a heightened value proposition to customers, and we may see increased demand for our solar plus storage offerings, thereby increasing the importance of procuring a variety of battery storage products and potentially accentuating supply chain risks related to battery storage systems. The new NBT pricing framework may also result in the introduction of new product offerings and pricing structures by us and our competitors throughout the solar and utilities industries. This may also result in increased competition and uncertainty regarding the demand for such new products and offerings, which may adversely impact our business and results of operations.

Before the final California NEM decision, California passed legislation which provided the CPUC with the ability to implement fixed charges on all California customers above the previous $10 per month maximum and to assign these fixed charges on all end customers according to household income. In early April 2023, the California IOUs made an initial proposal that would represent the highest fixed charges in the United States for all residential customers subject to IOU electricity service in California. Depending on the size of the fixed charges, how the income categories are determined, and rate design for future solar plus storage customers, the value proposition for our customers would be impacted by the decision. The proceeding to make this determination is scheduled to end in July 2024 with implementation expected to take place in the years to follow. The pending determination may also result in uncertainty regarding demand for such new products and offerings, which may adversely impact our business and results of operations. Additionally, the imposition of charges may disproportionately impact or specifically single out homeowners who have installed solar energy systems, including our customers, which could adversely impact our business.

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

Completing the sale and installation of a solar energy system requires many different steps including a site audit, completion of designs, permitting, installation, electrical sign-off and interconnection. Customers may cancel their Customer Agreement, subject to certain conditions, during this process until commencement of installation, and we have experienced increased customer cancellations in certain geographic markets during certain periods in our operating history. We or our solar partners may face customer cancellations, delays or cost overruns which may adversely affect our or our solar partners’ ability to ramp up the volume of sales or installations in accordance with our plans. These cancellations, delays or overruns may be the result of a variety of factors, such as labor shortages or other labor issues, defects in materials and workmanship, adverse weather conditions, transportation constraints, construction change orders, site changes or roof conditions, geographic factors and other unforeseen difficulties, any of which could lead to increased cancellation rates, reputational harm and other adverse effects. For example, some customer orders are canceled after a site visit if we determine that a customer needs to make repairs to or install a new roof, or that there is excessive shading on their property. If we continue to experience increased customer cancellations, our financial results may be materially and adversely affected. In addition, the current macroeconomic environment, including rising interest rates, instability in financial markets and bank failures, may impact our ability to engage with new customers and expand our relationships with existing customers. If our customers are materially negatively impacted by these factors, our business could be negatively impacted.

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

Our business and financial condition have been, and could continue to be, affected by the COVID-19 pandemic. The COVID-19 pandemic has had an unprecedented impact on the U.S. economy and has impacted our business, including, but not limited to, staff sales and operations centers and install and maintain solar energy systems in the field, as well as direct-to-home sales activities.

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

We typically bear the risk of loss and are generally obligated to cover the cost of maintenance, repair and removal for any solar energy system that we sell or lease to our investment funds. At the time we sell or lease a solar energy system to an investment fund, we enter into a maintenance services agreement where we agree to operate and maintain the system for a fixed fee that is calculated to cover our future expected maintenance costs. If our solar energy systems require an above-average amount of repairs or if the cost of repairing systems were higher than our estimate, we would need to perform such repairs without additional compensation. If our solar energy systems, more than 40% of which were located in California as of March 31, 2023, are damaged as the result of a natural disaster beyond our control, losses could exceed or be excluded from, our insurance policy limits, and we could incur unforeseen costs that could harm our business and financial condition. We may also incur significant costs for taking other actions in preparation for, or in reaction to, such events. We purchase property insurance with industry standard coverage and limits approved by an investor’s third-party insurance advisors to hedge against such risk, but such coverage may not cover our losses.

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

As of March 31, 2023, more than 40% of our customers were in California. This concentration of our customer base and operational infrastructure could lead to our business and results of operations being particularly susceptible to adverse economic, regulatory, political, weather and other conditions in this market and in other markets that may become similarly concentrated, in particular the east coast, where we have seen significant growth recently. Recent changes to net metering policy and the tariff structure in California in December 2022 create additional uncertainty and challenges, given the size of our customer base in California.

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

Our Customer Agreements are typically for 20 or 25 years and require the customer to make monthly payments to us. Accordingly, we are subject to the credit risk of customers. As of March 31, 2023, the average FICO score of our customers under a Customer Agreement with a monthly payment schedule remained at or above 740, which is generally categorized as a “Very Good” credit profile by the Fair Isaac Corporation. However, this may decline to the extent FICO score requirements under future investment funds are relaxed. While customer defaults have been immaterial to date, we expect that the risk of customer defaults may increase as we grow our business. Due to the immaterial amount of customer defaults to date, our reserve for this exposure is minimal, and our future exposure may exceed the amount of such reserves. If we experience increased customer credit defaults, our revenue and our ability to raise new investment funds could be adversely affected. If economic conditions worsen, certain of our customers may face liquidity concerns and may be unable to satisfy their payment obligations to us on a timely basis or at all, which could have a material adverse effect on our financial condition and results of operations.

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

We use “open source” software in our solutions, which may require that we release the source code of certain software subject to open source licenses or introduce vulnerabilities into our software that could become exploitable and expose sensitive data, either of which could subject us to possible litigation or other actions that could adversely affect our business.

We utilize software that is licensed under so-called “open source,” “free” or other similar licenses. Open source software is made available to the general public on an “as-is” basis under the terms of a non-negotiable license. We currently combine our proprietary software with open source software but not in a manner that we believe requires the release of the source code of our proprietary software to the public. However, our use of open source software may entail greater risks than use of third-party commercial software. Open source licensors generally do not provide warranties or other contractual protections regarding infringement claims or the quality of the code, which could introduce vulnerabilities that could be exploited and lead to the loss of sensitive or protected data. In addition, if we combine our proprietary software with open source software in a certain manner, we could, under certain open source licenses, be required to release the source code of our proprietary software to the public. This would allow our competitors to create similar offerings with lower development effort and time.

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

•general economic, industry and market conditions beyond our control, such as bank failures, the COVID-19 pandemic, inflationary pressures, other macroeconomic factors, and associated economic downturn; and

•changes to our cancellation rate.

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

We have in the past provided, and may from time to time provide, guidance regarding our future performance that represents our management’s estimates as of the date such guidance is provided. Any such guidance is based upon a number of assumptions with respect to future business decisions (some of which may change) and estimates that, while presented with numerical specificity, are inherently subject to significant business, economic, and competitive uncertainties and contingencies (many of which are beyond our control, including those related to the COVID-19 pandemic, inflationary pressures, geopolitical conflict, bank failures, other macroeconomic factors, and associated economic downturn). Guidance is necessarily speculative in nature, and it can be expected that some or all of the assumptions that inform such guidance will not materialize or will vary significantly from actual results. Our ability to meet deployment volume, cost, net present value or any other forward-looking guidance is impacted by a number of factors including, but not limited to, the number of our solar energy systems purchased outright versus the number of our solar energy systems that are subject to long-term Customer Agreements, changes in installation costs, the availability of additional financing on acceptable terms, changes in the retail prices of traditional utility generated electricity, the availability of rebates, tax credits and other incentives, changes in policies and regulations including net metering and interconnection limits or caps, the availability of solar panels and other raw materials, as well as the other risks to our business that are described in this section. Accordingly, our guidance is only an estimate of what management believes is realizable as of the date such guidance is provided. Actual results may vary from such guidance and the variations may be material. Investors should also recognize that the reliability of any forecasted financial data diminishes the farther in the future that the data is forecast. In light of the foregoing, investors should not place undue reliance on our financial guidance, and should carefully consider any guidance we may publish in context.

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

Our inability to operationalize these tax credits, avail ourselves of IRA benefits in a timely fashion, or ensure the facilities we intend to qualify under the ITC adders satisfy the applicable requirements, could impact our ability to compete, and compromise or eliminate opportunities to financially benefit from these tax credits, which would adversely impact our business. On February 13, 2023, the U.S. Department of the Treasury (“U.S. Treasury”) issued initial guidance regarding the Low-Income Communities Bonus Credit (Notice 2023-17), which stated that the U.S. Treasury and the IRS will not accept applications to use this adder until the third quarter of 2023, or thereafter. The U.S. Treasury also stated that further guidance is forthcoming and will address application procedures, additional criteria, applicable definitions, and other information necessary to submit an application. Without additional clarifying guidance, or changes to the 2023 program construct, this year we are likely to face challenges efficiently monetizing the Low-Income Communities Bonus Credit based on the initial program guidance. In addition, on April 4, 2023, the U.S. Treasury issued initial guidance on the Energy Community Bonus Credit (Notice 2023-29) (the “Notice”). While the Notice stated that taxpayers may rely upon the information included in the Notice, we or our tax equity partners may not be able to utilize the Energy Community Bonus Credit until the U.S. Treasury issues a forthcoming proposed regulation. This regulation and other forthcoming guidance on the other ITC bonus credits may be necessary to determine whether and to what extent we may benefit from the bonus credits, and our ability to incorporate them into our business operations, which will be further impacted by when the U.S. Treasury releases additional guidance.

The federal government also currently offers a personal income tax credit under Section 25D of the Code (“Residential Clean Energy Credit”), for the installation of certain solar power facilities owned by residential taxpayers, which is applicable to customers who purchase a solar energy system outright as opposed to entering into a Customer Agreement.

We and our tax equity partners have claimed and expect to continue to claim ITCs with respect to qualifying solar energy projects. However, the application of law and guidance regarding ITC eligibility to the facts of particular solar energy projects is subject to a number of uncertainties, in particular with respect to the new IRA provisions for which U.S. Treasury regulations (“Treasury Regulations”) will continue to be forthcoming, and there can be no assurance that the IRS will agree with our approach in the event of an audit. The U.S. Treasury is expected to continue issuing Treasury Regulations and additional guidance with respect to the application of the newly enacted IRA provisions, and the IRS and U.S. Treasury may modify existing guidance, possibly with retroactive effect. Any of the foregoing items could reduce the amount of ITCs available to us and our tax equity partners. In this event, we could be required to indemnify tax equity partners for disallowed ITCs, adjust the terms of future tax equity partnerships, or seek alternative sources of funding for solar energy projects, each of which could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

We have purchased insurance policies insuring us and related parties for additional taxes owed in respect of lost Commercial ITCs, depreciation, gross-up costs and expenses incurred in defending the types of claims described above. However, these policies only cover certain investment funds and have negotiated exclusions from, and limitations to, coverage and therefore may not cover us for all such lost Commercial ITCs, taxes, costs and expenses.

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

Our business currently depends on the availability of utility rebates, tax credits and other benefits, tax exemptions and exclusions, and other financial incentives on the federal, state, and/or local levels. We may be adversely affected by changes in, and application of, these laws or other incentives to us, and the expiration, elimination or reduction of these benefits could adversely impact our business.

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

Our executive officers, directors and each of our stockholders who beneficially own 5% or more of our outstanding common stock and their affiliates, in the aggregate, beneficially own approximately 31.3% of the outstanding shares of our common stock, based on the number of shares outstanding as of March 31, 2023. As a result, these stockholders, if acting together, will be able to influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. They may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentrated control may have the effect of delaying or preventing a change in control of our company, could deprive our stockholders of an opportunity to receive a premium for their capital stock and might ultimately affect the market price of our common stock.

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

•any significant change in our management; and

•general economic conditions including instability in financial markets and bank failures, and slow or negative growth of our markets.

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

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.1+	Amended and Restated Confirmatory Employment Letter by and between Edward Fenster and Sunrun, Inc., dated February 22, 2023	8-K	001-37511	10.1	2/22/2023

10.2+	Amended and Restated Confirmatory Employment Letter by and between Lynn Jurich and Sunrun, Inc., dated February 22, 2023	8-K	001-37511	10.2	2/22/2023

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1†	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Schema Linkbase Document.

101.CAL	XBRL Taxonomy Definition Linkbase Document.

101.DEF	XBRL Taxonomy Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Labels Linkbase Document.

101.PRE	XBRL Taxonomy Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.INS, 101.SCH, 101.CAL, 101.DEF, 101.LAB, and 101.PRE)

_____________________

†	The certifications attached as Exhibit 32.1 that accompany this Quarterly Report on Form 10-Q are deemed furnished and not filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Sunrun Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

+	Indicates management contract or compensatory plan.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUNRUN INC.

Date: May 3, 2023	By:	/s/ Mary Powell
Mary Powell
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Danny Abajian
Danny Abajian
Chief Financial Officer
(Principal Financial Officer)