Form 10-Q
period 2023-06-30
Sunrun Inc.
filed 2023-08-02
CIK 1469367

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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

As of July 28, 2023, the number of shares of the registrant’s common stock outstanding was 217,183,357.

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

•determinations by the Internal Revenue Service (“IRS”) of the creditable basis of our solar energy systems;

•our ability to manage our supply chains and distribution channels and the impact of natural disasters, geopolitical conflicts, any lingering effects of the COVID-19 pandemic, and other events beyond our control;

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
•If the IRS makes determinations that the creditable basis of our solar energy systems is materially lower than what we have claimed, we may have to pay significant amounts to our fund investors, and our business, financial condition, and prospects may be materially and adversely affected.
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

Sunrun Inc.
Consolidated Balance Sheets
(In Thousands, Except Share Par Values)
(Unaudited)

	June 30, 2023	December 31, 2022
Assets
Current assets:
Cash	$669,094	$740,508
Restricted cash	251,836	212,367
Accounts receivable (net of allowances for credit losses of $14,485 and $13,381 as of June 30, 2023 and December 31, 2022, respectively)	215,411	214,255
Inventories	791,740	783,904
Prepaid expenses and other current assets	154,995	146,609
Total current assets	2,083,076	2,097,643
Restricted cash	148	148
Solar energy systems, net	11,936,621	10,988,361
Property and equipment, net	109,900	67,439
Intangible assets, net	5,075	7,527
Goodwill	4,280,169	4,280,169
Other assets	2,075,649	1,827,518
Total assets (1)	$20,490,638	$19,268,805
Liabilities and total equity
Current liabilities:
Accounts payable	$328,827	$339,166
Distributions payable to noncontrolling interests and redeemable noncontrolling interests	32,103	32,050
Accrued expenses and other liabilities	387,779	406,466
Deferred revenue, current portion	161,511	183,719
Deferred grants, current portion	8,226	8,252
Finance lease obligations, current portion	16,058	11,444
Non-recourse debt, current portion	470,530	157,810
Pass-through financing obligation, current portion	16,648	16,544
Total current liabilities	1,421,682	1,155,451
Deferred revenue, net of current portion	980,488	912,254
Deferred grants, net of current portion	196,187	201,094
Finance lease obligations, net of current portion	46,700	17,302
Convertible senior notes	394,009	392,882
Line of credit	551,898	505,158
Non-recourse debt, net of current portion	8,187,400	7,343,299
Pass-through financing obligation, net of current portion	283,777	289,011
Other liabilities	142,782	140,290
Deferred tax liabilities	90,598	133,047
Total liabilities (1)	12,295,521	11,089,788
Commitments and contingencies (Note 15)
Redeemable noncontrolling interests	609,573	609,702
Stockholders’ equity:
Preferred stock, $0.0001 par value—authorized, 200,000 shares as of June 30, 2023 and December 31, 2022; no shares issued and outstanding as of June 30, 2023 and December 31, 2022	—	—
Common stock, $0.0001 par value—authorized, 2,000,000 shares as of June 30, 2023 and December 31, 2022; issued and outstanding, 217,044 and 214,184 shares as of June 30, 2023 and December 31, 2022, respectively	22	21
Additional paid-in capital	6,546,814	6,470,194
Accumulated other comprehensive income	64,734	67,109
Retained earnings	(14,116)	170,798
Total stockholders’ equity	6,597,454	6,708,122
Noncontrolling interests	988,090	861,193
Total equity	7,585,544	7,569,315
Total liabilities, redeemable noncontrolling interests and total equity	$20,490,638	$19,268,805

1)The Company’s consolidated assets as of June 30, 2023 and December 31, 2022 include $10,881,971 and $10,031,506, respectively, in assets of variable interest entities (“VIEs”) that can only be used to settle obligations of the VIEs. These assets include solar energy systems, net, as of June 30, 2023 and December 31, 2022 of $9,702,082 and $8,968,835, respectively; cash as of June 30, 2023 and December 31, 2022 of $346,259 and $457,005, respectively; restricted cash as of June 30, 2023 and December 31, 2022 of $43,898 and $44,514, respectively; accounts receivable, net as of June 30, 2023 and December 31, 2022 of $86,041 and $66,847, respectively; inventories as of June 30, 2023 and December 31, 2022 of $357,224 and 193,836, respectively; prepaid expenses and other current assets as of June 30, 2023 and December 31, 2022 of $14,140 and $12,698, respectively; and other assets as of June 30, 2023 and December 31, 2022 of $332,327 and $287,771, respectively. The Company’s consolidated liabilities as of June 30, 2023 and December 31, 2022 include $2,286,648 and $2,227,002, respectively, in liabilities of VIEs whose creditors have no recourse to the Company. These liabilities include accounts payable as of June 30, 2023 and December 31, 2022 of $19,907 and $36,315, respectively; distributions payable to noncontrolling interests and redeemable noncontrolling interests as of June 30, 2023 and December 31, 2022 of $32,104 and $32,051, respectively; accrued expenses and other current liabilities as of June 30, 2023 and December 31, 2022 of $35,446 and $32,512, respectively; deferred revenue as of June 30, 2023 and December 31, 2022 of $657,581 and $621,457, respectively; non-recourse debt as of June 30, 2023 and December 31, 2022 of $1,525,235 and $1,489,407, respectively; and other liabilities as of June 30, 2023 and December 31, 2022 of $16,375 and $15,260, respectively.
The accompanying notes are an integral part of these consolidated financial statements.

Sunrun Inc.
Consolidated Statements of Operations
(In Thousands, Except Per Share Amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue:
Customer agreements and incentives	$302,149	$259,886	$548,623	$469,578
Solar energy systems and product sales	288,044	324,694	631,419	610,786
Total revenue	590,193	584,580	1,180,042	1,080,364
Operating expenses:
Cost of customer agreements and incentives	268,687	202,554	505,592	404,339
Cost of solar energy systems and product sales	270,538	292,479	590,556	542,323
Sales and marketing	194,876	187,428	397,712	362,354
Research and development	4,557	6,139	9,114	12,396
General and administrative	56,366	49,946	108,252	93,027
Amortization of intangible assets	1,110	1,341	2,451	2,682
Total operating expenses	796,134	739,887	1,613,677	1,417,121
Loss from operations	(205,941)	(155,307)	(433,635)	(336,757)
Interest expense, net	(157,177)	(103,045)	(299,875)	(195,299)
Other income, net	41,071	51,873	16,071	165,831
Loss before income taxes	(322,047)	(206,479)	(717,439)	(366,225)
Income tax expense (benefit)	18,677	3,277	(40,942)	—
Net loss	(340,724)	(209,756)	(676,497)	(366,225)
Net loss attributable to noncontrolling interests and redeemable noncontrolling interests	(396,198)	(197,330)	(491,583)	(266,021)
Net income (loss) attributable to common stockholders	$55,474	$(12,426)	$(184,914)	$(100,204)
Net income (loss) per share attributable to common stockholders
Basic	$0.26	$(0.06)	$(0.86)	$(0.48)
Diluted	$0.25	$(0.06)	$(0.86)	$(0.48)
Weighted average shares used to compute net income (loss) per share attributable to common stockholders
Basic	216,017	211,128	215,153	210,474
Diluted	221,849	211,128	215,153	210,474

The accompanying notes are an integral part of these consolidated financial statements.

Sunrun Inc.
Consolidated Statements of Comprehensive Loss
(In Thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income (loss) attributable to common stockholders	$55,474	$(12,426)	$(184,914)	$(100,204)
Unrealized gain on derivatives, net of income taxes	39,825	47,760	9,391	112,206
Adjustment for net (gain) loss on derivatives recognized into earnings, net of income taxes	(6,612)	2,567	(11,766)	6,570
Other comprehensive income (loss)	33,213	50,327	(2,375)	118,776
Comprehensive income (loss)	$88,687	$37,901	$(187,289)	$18,572

Sunrun Inc.
Consolidated Statements of Redeemable Noncontrolling Interests and Equity
Three Months Ended June 30, 2023 and 2022
(In Thousands)
(Unaudited)

	Three Months Ended June 30, 2023
	Redeemable Noncontrolling Interests	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders' Equity	Noncontrolling Interests	Total Equity
		Shares	Amount
Balance at March 31, 2023	$604,707	215,166	$21	$6,505,806	$31,521	$(69,590)	$6,467,758	$1,095,289	$7,563,047
Exercise of stock options	—	326	—	1,990	—	—	1,990	—	1,990
Issuance of restricted stock units, net of tax withholdings	—	805	1	—	—	—	1	—	1
Shares issued in connection with the Employee Stock Purchase Plan	—	747	—	10,549	—	—	10,549	—	10,549
Stock-based compensation	—	—	—	28,479	—	—	28,479	—	28,479
Contributions from noncontrolling interests and redeemable noncontrolling interests	19,995	—	—	—	—	—	—	339,794	339,794
Distributions to noncontrolling interests and redeemable noncontrolling interests	(17,378)	—	—	—	—	—	—	(41,546)	(41,546)
Net income (loss)	9,249	—	—	—	—	55,474	55,474	(405,447)	(349,973)
Acquisition of noncontrolling interests	(7,000)	—	—	(10)	—	—	(10)	—	(10)
Other comprehensive loss, net of taxes	—	—	—	—	33,213	—	33,213	—	33,213
Balance at June 30, 2023	$609,573	217,044	$22	$6,546,814	$64,734	$(14,116)	$6,597,454	$988,090	$7,585,544

	Three Months Ended June 30, 2022
	Redeemable Noncontrolling Interests	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total Stockholders' Equity	Noncontrolling Interests	Total Equity
		Shares	Amount
Balance at March 31, 2022	$630,511	209,417	$21	$6,359,279	$(4,601)	$(90,357)	$6,264,342	$786,409	$7,050,751
Exercise of stock options	—	712	—	4,952	—	—	4,952	—	4,952
Issuance of restricted stock units, net of tax withholdings	—	1,115	—	—	—	—	—	—	—
Shares issued in connection with the Employee Stock Purchase Plan	—	699	—	10,345	—	—	10,345	—	10,345
Stock-based compensation	—	—	—	29,140	—	—	29,140	—	29,140
Contributions from noncontrolling interests and redeemable noncontrolling interests	35,699	—	—	—	—	—	—	265,558	265,558
Distributions to noncontrolling interests and redeemable noncontrolling interests	(16,914)	—	—	—	—	—	—	(37,972)	(37,972)
Net loss	(9,556)	—	—	—	—	(12,426)	(12,426)	(187,774)	(200,200)
Other comprehensive income, net of taxes	—	—	—	—	50,327	—	50,327	—	50,327
Balance at June 30, 2022	$639,740	211,943	$21	$6,403,716	$45,726	$(102,783)	$6,346,680	$826,221	$7,172,901

Sunrun Inc.
Consolidated Statements of Redeemable Noncontrolling Interests and Equity
Six Months Ended June 30, 2023 and 2022
(In Thousands)
(Unaudited)

	Six Months Ended June 30, 2023
	Redeemable Noncontrolling Interests	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders' Equity	Noncontrolling Interests	Total Equity
		Shares	Amount
Balance at December 31, 2022	$609,702	214,184	$21	$6,470,194	$67,109	$170,798	$6,708,122	$861,193	$7,569,315
Exercise of stock options	—	525	—	3,318	—	—	3,318	—	3,318
Issuance of restricted stock units, net of tax withholdings	—	1,588	1	—	—	—	1	—	1
Shares issued in connection with the Employee Stock Purchase Plan	—	747	—	10,549	—	—	10,549	—	10,549
Stock-based compensation	—	—	—	58,284	—	—	58,284	—	58,284
Contributions from noncontrolling interests and redeemable noncontrolling interests	19,995	—	—	—	—	—	—	737,544	737,544
Distributions to noncontrolling interests and redeemable noncontrolling interests	(34,380)	—	—	—	—	—	—	(87,017)	(87,017)
Net income (loss)	26,497	—	—	—	—	(184,914)	(184,914)	(518,080)	(702,994)
Acquisition of noncontrolling interests	(12,241)	—	—	4,469	—	—	4,469	(5,550)	(1,081)
Other comprehensive loss, net of taxes	—	—	—	—	(2,375)	—	(2,375)	—	(2,375)
Balance at June 30, 2023	$609,573	217,044	$22	$6,546,814	$64,734	$(14,116)	$6,597,454	$988,090	$7,585,544

	Six Months Ended June 30, 2022
	Redeemable Noncontrolling Interests	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total Stockholders' Equity	Noncontrolling Interests	Total Equity
		Shares	Amount
Balance at December 31, 2021	$594,973	208,176	$21	$6,330,344	$(73,050))	$(2,579)	$6,254,736	$722,878	$6,977,614
Exercise of stock options	—	951	—	7,491	—	—	7,491	—	7,491
Issuance of restricted stock units, net of tax withholdings	—	2,117	—	—	—	—	—	—	—
Shares issued in connection with the Employee Stock Purchase Plan	—	699	—	10,345	—	—	10,345	—	10,345
Stock-based compensation	—	—	—	73,299	—	—	73,299	—	73,299
Contributions from noncontrolling interests and redeemable noncontrolling interests	100,019	—	—	—	—	—	—	431,732	431,732
Distributions to noncontrolling interests and redeemable noncontrolling interests	(32,204)	—	—	—	—	—	—	(73,006)	(73,006)
Net loss	(23,048)	—	—	—	—	(100,204)	(100,204)	(242,973)	(343,177)
Acquisition of noncontrolling interest	—	—	—	(17,763)	—	—	(17,763)	(12,410)	(30,173)
Other comprehensive income, net of taxes	—	—	—	—	118,776	—	118,776	—	118,776
Balance at June 30, 2022	$639,740	211,943	$21	$6,403,716	$45,726	$(102,783)	$6,346,680	$826,221	$7,172,901

Sunrun Inc.
Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Six Months Ended June 30,
	2023	2022
Operating activities:
Net loss	$(676,497)	$(366,225)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization, net of amortization of deferred grants	249,889	213,236
Deferred income taxes	(40,937)	—
Stock-based compensation expense	56,503	65,872
Interest on pass-through financing obligations	9,756	10,057
Reduction in pass-through financing obligations	(20,047)	(19,698)
Unrealized gain on derivatives	(5,731)	(123,716)
Other noncash items	78,684	6,505
Changes in operating assets and liabilities:
Accounts receivable	(12,702)	(79,466)
Inventories	(7,836)	(40,600)
Prepaid and other assets	(250,680)	(173,400)
Accounts payable	(19,832)	(34,497)
Accrued expenses and other liabilities	(48,510)	20,125
Deferred revenue	46,447	67,546
Net cash used in operating activities	(641,493)	(454,261)
Investing activities:
Payments for the costs of solar energy systems	(1,198,940)	(940,995)
Purchase of equity investment	—	(75,000)
Purchases of property and equipment, net	(11,632)	(4,303)
Net cash used in investing activities	(1,210,572)	(1,020,298)
Financing activities:
Proceeds from state tax credits, net of recapture	4,033	—
Proceeds from line of credit	356,384	780,967
Repayment of line of credit	(279,736)	(441,066)
Proceeds from issuance of non-recourse debt	1,465,110	1,385,978
Repayment of non-recourse debt	(337,990)	(624,603)
Payment of debt fees	(17,121)	(30,589)
Proceeds from pass-through financing and other obligations, net	4,320	4,262
Payment of finance lease obligations	(10,760)	(6,776)
Contributions received from noncontrolling interests and redeemable noncontrolling interests	757,539	531,751
Distributions paid to noncontrolling interests and redeemable noncontrolling interests	(121,344)	(100,331)
Acquisition of noncontrolling interest	(14,184)	(30,173)
Net proceeds related to stock-based award activities	13,869	17,836
Net cash provided by financing activities	1,820,120	1,487,256

Net change in cash and restricted cash	(31,945)	12,697
Cash and restricted cash, beginning of period	953,023	850,431
Cash and restricted cash, end of period	$921,078	$863,128
Supplemental disclosures of cash flow information
Cash paid for interest	$198,754	$128,737
Cash paid for income taxes	$—	$—
Supplemental disclosures of noncash investing and financing activities
Purchases of solar energy systems and property and equipment included in accounts payable and accrued expenses	$70,820	$56,233
Right-of-use assets obtained in exchange for new finance lease liabilities	$44,852	$10,367

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

Note 2. Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and applicable rules and regulations of the SEC regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. As such, these unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s annual report on Form 10-K for the year ended December 31, 2022. The results of the six months ended June 30, 2023 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2023 or other future periods.

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
Revenue from external customers (including, but not limited to homeowners) for each group of similar products and services is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Customer agreements	$274,490	$232,003	$499,578	$422,505
Incentives	27,659	27,883	49,045	47,073
Customer agreements and incentives	302,149	259,886	548,623	469,578

Solar energy systems	202,483	209,314	431,385	409,313
Products	85,561	115,380	200,034	201,473
Solar energy systems and product sales	288,044	324,694	631,419	610,786
Total revenue	$590,193	$584,580	$1,180,042	$1,080,364

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

The following table provides a reconciliation of cash and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statement of cash flows. Cash and restricted cash consists of the following (in thousands):

	Six Months Ended June 30,
	2023	2022
Beginning of period:
Cash	$740,508	$617,634
Restricted cash, current and long-term	212,515	232,797
Total	$953,023	$850,431

End of period:
Cash	$669,094	$522,460
Restricted cash, current and long-term	251,984	340,668
Total	$921,078	$863,128
Accounts Receivable
Accounts receivable consist of amounts due from customers, as well as state and utility rebates due from government agencies and utility companies. Under Customer Agreements, the customers typically assign incentive rebates to the Company.
Accounts receivable, net, consists of the following (in thousands):

	June 30, 2023	December 31, 2022
Customer receivables	$225,841	$218,712
Other receivables	4,055	8,924
Allowance for credit losses	(14,485)	(13,381)
Total	$215,411	$214,255
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

Circumstances that could indicate impairment and require the Company to perform a quantitative impairment test include significant declines in the Company’s financial results or enterprise value relative to its net book value or a sustained decline in the Company's stock price below its book value, coupled with declines in valuations for comparable public companies or acquisition premiums. As of October 1, 2022, the Company concluded that the fair value of the Company exceeded its carrying value. Since December 31, 2021, the trading price of the Company’s common stock has generally declined. A sustained decrease in the Company’s stock price is one of the qualitative factors to be considered as part of an impairment test when evaluating whether events or changes in circumstances may indicate that it is more likely than not that a potential goodwill impairment exists. During the first quarter of fiscal 2023, due to a material sustained decline of the Company’s market capitalization after consideration of a control premium below the book value of equity, the Company performed a quantitative assessment as of March 31, 2023 related to the recoverability of its goodwill for its one reporting unit. The Company estimated the fair value of its reporting unit primarily based on consideration of an income approach analysis. Under the income approach, future cash flows of the Company were estimated and converted to present value based on a discount rate reflecting a market participant risk-adjusted rate of return.

The significant assumptions and estimates used in the assessment include, among others, estimated future net annual contracted cash flows under its existing long term customer agreements, as well as future growth estimates which rely on management judgements. The Company also compared the total invested capital (including market capitalization) to the fair value of its reporting unit to assess the reasonableness of fair value after consideration of a control premium. The fair value of the Company’s one reporting unit exceeded its carrying amount as of March 31, 2023. Holding all other assumptions constant, a 100 basis point increase in the discount rate assumption would not have resulted in impairment. Should, among other events and circumstances, industry conditions deteriorate, the outlook for future operating results and cash flow decline or regulations change, costs of equity or debt capital increase, valuations for comparable public companies or comparable acquisition valuations decrease, or the Company's market capitalization experience a further sustained decline below its book value, the Company may need to further reassess the recoverability of goodwill in future periods. The Company performed a qualitative assessment at June 30, 2023 and concluded no further evaluation was required.
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
The opening balance of deferred revenue was $873.6 million as of December 31, 2021. Deferred revenue consists of the following (in thousands):

	June 30, 2023	December 31, 2022
Under Customer Agreements:
Payments received, net	$871,166	$840,771
Financing component balance	68,756	65,326
	939,922	906,097

Under SREC contracts:
Payments received, net	190,217	179,416
Financing component balance	11,860	10,460
	202,077	189,876

Total	$1,141,999	$1,095,973

During the three months ended June 30, 2023 and 2022, the Company recognized revenue of $29.6 million and $25.5 million, respectively, and in the six months ended June 30, 2023 and 2022, the Company recognized revenue of $53.6 million and $45.9 million, respectively, from amounts included in deferred revenue at the beginning of the respective periods. Revenue allocated to remaining performance obligations represents contracted revenue that has not yet been recognized and includes deferred revenue as well as amounts that will be invoiced and recognized as revenue in future periods. Contracted but not yet recognized revenue was approximately $21.6 billion as of June 30, 2023, of which the Company expects to recognize approximately 5% over the next 12 months. The annual recognition is not expected to vary significantly over the next 10 years as the vast majority of existing Customer Agreements have at least 10 years remaining, given that the average age of the Company's fleet of residential solar energy systems under Customer Agreements is less than five years due to the Company being formed in 2007 and having experienced significant growth in the last few years. The annual recognition on these existing contracts will gradually decline over the midpoint of the Customer Agreements over the following 10 years as the typical 20- or 25-year initial term expires on individual Customer Agreements.
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

In July 2023, the FASB issued ASU No. 2023-03, Presentation of Financial Statements (Topic 205), Income Statement—Reporting Comprehensive Income (Topic 220), Distinguishing Liabilities from Equity (Topic 480), Equity (Topic 505), and Compensation—Stock Compensation (Topic 718), to amend various SEC paragraphs in the Accounting Standards Codification to reflect the issuance of SEC Staff Accounting Bulletin No. 120, among other things.

Note 3. Fair Value Measurement
At June 30, 2023 and December 31, 2022, the carrying value of receivables, accounts payable, accrued expenses and distributions payable to noncontrolling interests approximates fair value due to their short-term nature and falls under the Level 2 hierarchy. The carrying values and fair values of debt instruments are as follows (in thousands):

	June 30, 2023		December 31, 2022
	Carrying Value	Fair Value	Carrying Value	Fair Value
Recourse debt	$945,907	$835,907	$898,040	$787,340
Senior debt	3,971,785	3,916,048	3,238,633	3,176,774
Subordinated debt	1,911,283	1,798,785	1,743,048	1,625,258
Securitization debt	2,774,862	2,436,519	2,519,428	2,169,247
Total	$9,603,837	$8,987,259	$8,399,149	$7,758,619
At June 30, 2023 and December 31, 2022, the fair value of certain recourse debt and certain senior, subordinated and securitization loans approximate their carrying values because their interest rates are variable rates that approximate rates currently available to the Company. At June 30, 2023 and December 31, 2022, the fair value of the Company’s other debt instruments are based on rates currently offered for debt with similar maturities and terms. The Company’s fair value of the debt instruments fell under the Level 2 hierarchy. These valuation approaches involve some level of management estimation and judgment, the degree of which is dependent on the price transparency for the instruments or market.

At June 30, 2023 and December 31, 2022, financial instruments measured at fair value on a recurring basis, based upon the fair value hierarchy, are as follows (in thousands):

	June 30, 2023
	Level 1	Level 2	Level 3	Total
Derivative assets:
Interest rate swaps	$—	$174,625	$—	$174,625
Total	$—	$174,625	$—	$174,625
Derivative liabilities:
Interest rate swaps	$—	$16,239	$—	$16,239
Total	$—	$16,239	$—	$16,239

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Derivative assets:
Interest rate swaps	$—	$177,827	$—	$177,827
Total	$—	$177,827	$—	$177,827
Derivative liabilities:
Interest rate swaps	$—	$8,247	$—	$8,247
Total	$—	$8,247	$—	$8,247

The above balances are recorded in other assets and other liabilities, respectively, in the consolidated balance sheets, except for $72.2 million and $55.0 million as of June 30, 2023 and December 31, 2022, respectively, which is recorded in prepaid and other assets.
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

Note 4. Inventories
Inventories consist of the following (in thousands):

	June 30, 2023	December 31, 2022
Raw materials	$697,991	$671,880
Work-in-process	93,749	112,024
Total	$791,740	$783,904

Note 5. Solar Energy Systems, net
Solar energy systems, net consists of the following (in thousands):

	June 30, 2023	December 31, 2022
Solar energy system equipment costs	$11,408,910	$10,529,852
Inverters and batteries	1,535,189	1,384,776
Total solar energy systems	12,944,099	11,914,628
Less: accumulated depreciation and amortization	(1,912,611)	(1,682,296)
Add: construction-in-progress	905,133	756,029
Total solar energy systems, net	$11,936,621	$10,988,361
All solar energy systems, including construction-in-progress, have been leased to or are subject to signed Customer Agreements with customers. The Company recorded depreciation expense related to solar energy systems of $120.8 million and $105.0 million for the three months ended June 30, 2023 and 2022, respectively, and $237.4 million and $205.5 million for the six months ended June 30, 2023 and 2022, respectively. The depreciation expense was reduced by the amortization of deferred grants of $2.0 million for both the three months ended June 30, 2023 and 2022, and $4.1 million for both the six months ended June 30, 2023 and 2022.

Note 6. Other Assets
Other assets consist of the following (in thousands):

	June 30, 2023	December 31, 2022
Costs to obtain contracts - customer agreements	$1,335,379	$1,096,346
Costs to obtain contracts - incentives	2,481	2,481
Accumulated amortization of costs to obtain contracts	(138,708)	(112,968)
Unbilled receivables	385,906	324,385
Allowance for credit losses on unbilled receivables	(3,947)	(3,322)
Equity investment	186,226	186,197
Operating lease right-of-use assets	105,535	104,759
Other assets	202,777	229,640
Total	$2,075,649	$1,827,518
The Company recorded amortization of costs to obtain contracts of $13.8 million and $9.1 million for the three months ended June 30, 2023 and 2022, respectively, and $26.0 million and $17.2 million for the six months ended June 30, 2023 and 2022, respectively, in Sales and marketing in the consolidated statements of operations.
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

Note 7. Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consist of the following (in thousands):

	June 30, 2023	December 31, 2022
Accrued employee compensation	$97,244	$101,621
Accrued interest	81,254	63,595
Operating lease obligations	32,862	31,307
Other accrued expenses	176,419	209,943
Total	$387,779	$406,466

Note 8. Indebtedness
As of June 30, 2023, debt consisted of the following (in thousands, except percentages):

	June 30, 2023	December 31, 2022	Unused Borrowing Capacity (1)	Weighted Average Interest Rate at June 30, 2023 (2)	Weighted Average Interest Rate at December 31, 2022 (2)	Contractual Interest Rate (3)	Contractual Maturity Date
Recourse debt
Bank line of credit (4)	$551,898	$505,158	$—	8.70%	6.01%	SOFR +3.25%	January 2025
0% Convertible Senior Notes (5)	400,000	400,000	—	—%	—%	—%	February 2026
Total recourse debt	951,898	905,158	—
Unamortized debt discount	(5,991)	(7,118)	—
Total recourse debt, net	945,907	898,040	—

Non-recourse debt (6)
Senior revolving and delayed draw loans (7)	1,820,200	1,560,002	46,500	7.39%	6.49%	SOFR +2.00%- 3.10%	April 2025 - March 2027
Senior non-revolving loans (10)	2,150,880	1,680,444	—	6.85%	6.00%	4.66% - 4.70%; SOFR +1.75% - 2.50%	April 2024 - November 2040
Subordinated revolving and delayed draw loans (7)(11)	196,000	333,800	—	11.43%	9.58%	SOFR +3.50% - 9.10%	April 2024 - March 2027
Subordinated loans (8)(9)	1,748,478	1,442,336	—	8.94%	8.76%	7.00% - 10.50%; SOFR +6.00% - 6.75%	November 2025 - January 2042
Securitized loans	2,800,832	2,531,465	—	4.10%	3.87%	2.27% - 5.75%	July 2024 - July 2059
Total non-recourse debt	8,716,390	7,548,047	46,500
Unamortized debt discount, net	(58,460)	(46,938)	—
Total non-recourse debt, net	8,657,930	7,501,109	46,500
Total debt, net	$9,603,837	$8,399,149	$46,500

(1)    Represents the additional amount the Company could borrow, if any, based on the state of its existing assets as of June 30, 2023.
(2)    Reflects weighted average contractual, unhedged rates. See Note 9, Derivatives for hedge rates.
(3)    Ranges shown reflect fixed interest rate and rates using SOFR.
(4)    The former working capital facility was terminated in January 2022 and was replaced by this syndicated working capital facility with banks has a total commitment up to $600.0 million and is secured by substantially all of the unencumbered assets of the Company, as well as ownership interests in certain subsidiaries of the Company. Borrowings under the Facility may be designated as Base Rate Loans or Term SOFR Loans, subject to certain terms and conditions under the Credit Agreement. Base Rate Loans accrue interest at a rate per year equal to 2.25% plus the highest of (a) the federal funds rate plus 0.50%, (b) the interest rate determined from time to time by the Administrative Agent as its prime rate and notified to the Company, (c) the Adjusted Term SOFR Rate (defined below) for a one-month interest period in effect on such day (or if such day is not a business day, the immediately preceding business day) plus 1.00% and (d) 0.00%. Term SOFR Loans accrue interest at a rate per annum equal to (a) 3.25% plus (b) the greater of (i) 0.00% and (ii) the sum of (x) the forward-looking term rate for a period comparable to the applicable available tenor based on SOFR that is published by CME Group Benchmark Administration Ltd or a successor for the applicable interest period and (y) (1) if the applicable interest period is one month, 0.11448%, (2) if the applicable interest period is three months, 0.26161% or (c) if the applicable interest period is six months, 0.42826% (the rate pursuant to clause (b), the "Adjusted Term SOFR Rate"). This facility is subject to various restrictive covenants, such as the completion and presentation of audited consolidated financial statements, maintaining a minimum modified interest coverage ratio, a minimum modified current ratio, a maximum modified leverage ratio, and a minimum unencumbered cash balance, in each case, tested quarterly. The Company was in compliance with all debt covenants as of June 30, 2023.

(5)    These convertible senior notes ("Notes") will not bear regular interest, and the principal amount of the notes will not accrete. The Notes may bear special interest under specified circumstances relating to the Company’s failure to comply with its reporting obligations under the Indenture or if the Notes are not freely tradeable as required by the Indenture. The Notes will mature on February 1, 2026, unless earlier repurchased by the Company, redeemed by the Company or converted pursuant to their terms. The initial conversion rate of the Notes is 8.4807 shares of the Company’s common stock, par value $0.0001 per share, per $1,000 principal amount of Notes, which is equivalent to an initial conversion price of approximately $117.91 per share. The conversion rate will be subject to adjustment upon the occurrence of certain specified events but will not be adjusted for any accrued and unpaid special interest. In addition, upon the occurrence of a make-whole fundamental change or an issuance of a notice of redemption, the Company will, in certain circumstances, increase the conversion rate by a number of additional shares for a holder that elects to convert its Notes in connection with such make-whole fundamental change or notice of redemption. The debt discount recorded on the Notes is being amortized to interest expense at an effective interest rate of 0.57%. As of June 30, 2023, $5.5 million of the debt discount was amortized to interest expense inception to date. In connection with the offering of the Notes, the Company entered into privately negotiated capped call transactions (“Capped Calls”) with certain of the initial purchasers and/or their respective affiliates at a cost of approximately $28.0 million. The Capped Calls are classified as equity and were recorded to additional paid-in-capital within stockholders’ equity as of March 31, 2021. The Capped Calls each have an initial strike price of approximately $117.91 per share, subject to certain adjustments, which corresponds to the initial conversion price of the Notes. The Capped Calls have initial cap prices of $157.22 per share. The Capped Calls cover, subject to anti-dilution adjustments, approximately 3.4 million shares of common stock. The Capped Calls are expected generally to reduce the potential dilution to the common stock upon any conversion of Notes and/or offset any cash payments the Company is required to make in excess of the principal amount of the Notes, as the case may be, in the event the market price per share of common stock, as measured under the Capped Calls, is greater than the strike price of the Capped Call, with such offset subject to a cap. If, however, the market price per share of the common stock, as measured under the Capped Calls, exceeds the cap price of the Capped Calls, there would be dilution and/or there would not be an offset of such potential cash payments, in each case, to the extent that the then-market price per share of the common stock exceeds the cap price. The final components of the Capped Calls are scheduled to expire on January 29, 2026. None of the conversion criteria has been met as of June 30, 2023.
(6)    Certain loans under this category are part of project equity transactions.
(7)    Pursuant to the terms of the aggregation facilities within this category the Company may draw up to an aggregate principal amount of $2.2 billion in revolver borrowings depending on the available borrowing base at the time.
(8)    A loan under this category with an outstanding balance of $134.1 million as of June 30, 2023 contains a put option that can be exercised beginning in 2036 that would require the Company to pay off the entire loan on November 30, 2037.
(9)    Loans under this category with a floating rate had a total outstanding balance of $306.1 million as of June 30, 2023.
(10)    As of June 30, 2023, a loan under this category had a balance of $165.7 million with a maturity date of April 2024. Although there is no assurance that the Company will be able to do so, the Company believes that it is probable that it will be able to extend or otherwise refinance the facility prior to maturity.
(11)    As of June 30, 2023, a loan under this category had a balance of $150.0 million with a maturity date of April 2024. Although there is no assurance that the Company will be able to do so, the Company believes that it is probable that it will be able to extend or otherwise refinance the facility prior to maturity.

Senior and Subordinated Debt Facilities
Each of the Company's senior and subordinated debt facilities contain customary covenants, including the requirement to maintain certain financial measurements and provide lender reporting. Each of the senior and subordinated debt facilities also contain certain provisions in the event of default that entitle lenders to take certain actions including acceleration of amounts due under the facilities and acquisition of membership interests and assets that are pledged to the lenders under the terms of the senior and subordinated debt facilities. The facilities are non-recourse to the Company and are secured by net cash flows from Customer Agreements or inventories less certain operating, maintenance and other expenses that are available to the borrower after distributions to tax equity investors, where applicable. Under the terms of these facilities, the Company's subsidiaries pay interest and principal from the net cash flows available to the subsidiaries. The Company was in compliance with all debt covenants as of June 30, 2023.
Non-Recourse Financings
In connection with each of the Company's non-recourse financings (including securitized note facilities), assets (consisting of membership interests in project companies that own photovoltaic systems and related customer agreements) were contributed by the Company to special purpose subsidiaries of the Company (each a “Non-Recourse Borrower”). Each of such financings contains customary covenants including the requirement to provide reporting to the indenture trustee or collateral agent and, if applicable, ratings agencies. Each of the financings also contains certain provisions which entitle the indenture trustee or collateral agent to take certain actions upon the occurrence of an event of default, including acceleration of amounts due under the facilities and the foreclosure on the assets of the Non-Recourse Borrower that are pledged to the lenders under the terms thereof. The facilities are non-recourse to the Company and are secured by first priority security interests by each Non-Recourse Borrower in favor of the indenture trustee or collateral agent in all of the Non-Recourse Borrower’s assets including the cash flows from Customer Agreements which are available to each Non-Recourse Borrower after giving effect to certain operating, maintenance and other expenses and, where applicable, distributions to tax equity investors. As a result of such security interests, the assets of each Non-Recourse Borrower are not available to the creditors of the Company unless and until distributions from such entities are made to the Company as permitted under the applicable facility documentation. Under the terms of these financings, each Non-Recourse Borrower pays interest and principal from such net cash flows. The Company was in compliance with all debt covenants as of June 30, 2023.

Note 9. Derivatives
Interest Rate Swaps
The Company uses interest rate swaps to hedge variable interest payments due on certain of its term loans and aggregation facility. These swaps allow the Company to incur fixed interest rates on these loans and receive payments based on variable interest rates with the swap counterparty based on SOFR (daily, one month, three month) on the notional amounts over the life of the swaps. In the second quarter of 2023, the Company entered into bilateral agreements with its swap counterparties to transition the remaining portion of its swaps to SOFR. The Company made various elections under FASB ASC Topic 848, Reference Rate Reform, related to changes in critical terms of the hedging relationships due to reference rate reform to not result in a de-designation of these hedging relationships. As of June 30, 2023, all of the Company's interest rate swap agreements were indexed to SOFR.
The interest rate swaps have been designated as cash flow hedges. The credit risk adjustment associated with these swaps is the risk of non-performance by the counterparties to the contracts. In the six months ended June 30, 2023, the hedge relationships on the Company’s interest rate swaps have been assessed as highly effective as the quarterly assessment performed determined changes in cash flows of the derivative instruments have been highly effective in offsetting the changes in the cash flows of the hedged items, are expected to be highly effective in the future and the critical terms of the interest rate swaps match the critical terms of the underlying forecasted hedged transactions. Accordingly, changes in the fair value of these derivatives are recorded as a component of accumulated other comprehensive income, net of income taxes. Changes in the fair value of these derivatives are subsequently reclassified into earnings, and are included in interest expense, net in the Company’s statements of operations, in the period that the hedged forecasted transactions affect earnings. To the extent that the hedge relationships are not effective, changes in the fair value of these derivatives are recorded in other expenses, net in the Company's statements of operations on a prospective basis.

The Company’s master netting and other similar arrangements allow net settlements under certain conditions. When those conditions are met, the Company presents derivatives at net fair value. As of June 30, 2023, the information related to these offsetting arrangements were as follows (in thousands):

Instrument Description	Gross Amounts of Recognized Assets / Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets / Liabilities Included in the Consolidated Balance Sheet	Notional Amount (1)
Assets:
Derivatives designated as hedging instruments	$124,519	$(15)	$124,504	$2,048,121
Derivatives not designated as hedging instruments	50,106	(9,148)	40,958	2,017,485
Total derivative assets	$174,625	$(9,163)	$165,462	$4,065,606

Liabilities:
Derivatives designated as hedging instruments	$(6,073)	$17	$(6,056)	$16,718
Derivatives not designated as hedging instruments	(10,166)	9,146	(1,020)	684,955
Total derivative liabilities	$(16,239)	$9,163	$(7,076)	$701,673
Total	$158,386	$—	$158,386	$4,767,279

(1)    Comprised of 101 interest rate swaps which effectively fix the SOFR portion of interest rates on outstanding balances of certain loans under the senior and securitized sections of the debt footnote table (see Note 8, Indebtedness) at 0.31% to 3.85% per annum. These swaps mature from April 30, 2024 to January 31, 2043.
As of December 31, 2022, the information related to these offsetting arrangements were as follows (in thousands):

Instrument Description	Gross Amounts of Recognized Assets / Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets / Liabilities Included in the Consolidated Balance Sheet	Notional Amount
Assets:
Derivatives designated as hedging instruments	$133,168	$—	$133,168	$2,122,222
Derivatives not designated as hedging instruments	44,659	(4,523)	40,136	1,095,820
Total derivative assets	$177,827	$(4,523)	$173,304	$3,218,042

Liabilities:
Derivatives designated as hedging instruments	(3,724)	—	(3,724)	—
Derivatives not designated as hedging instruments	(4,523)	4,523	—	—
Total derivative liabilities	$(8,247)	$4,523	$(3,724)	$—
Total	$169,580	$—	$169,580	$3,218,042

The gains on derivatives designated as cash flow hedges recognized into OCI, before tax effect, consisted of the following (in thousands):

	Three months ended June 30,
	2023	2022
Derivatives designated as cash flow hedges:
Interest rate swaps	$(51,073)	$(47,236)

	Six months ended June 30,
	2023	2022
Derivatives designated as cash flow hedges:
Interest rate swaps	$(13,045)	$(110,764)
The (gains) losses on derivatives financial instruments recognized into the consolidated statements of operations, before tax effect, consisted of the following (in thousands):

	Three months ended June 30,
	2023		2022
	Interest expense, net	Other expense, net	Interest expense, net	Other expense, net
Derivatives designated as cash flow hedges:
Interest rate swaps:
(Gains) losses reclassified from AOCI into income	$(9,032)	$—	$3,486	$—
Derivatives not designated as cash flow hedges:
Interest rate swaps:
Losses (gains) recognized into income	—	(42,723)	—	(54,373)
Total (gains) losses	$(9,032)	$(42,723)	$3,486	$(54,373)

	Six months ended June 30,
	2023		2022
	Interest expense, net	Other expense, net	Interest expense, net	Other expense, net
Derivatives designated as cash flow hedges:
Interest rate swaps:
(Gains) losses reclassified from AOCI into income	$(16,071)	$—	$8,913	$—
Derivatives not designated as cash flow hedges:
Interest rate swaps:
Losses (gains) recognized into income	—	(17,673)	—	(121,012)
Total (gains) losses	$(16,071)	$(17,673)	$8,913	$(121,012)

All amounts in Accumulated other comprehensive income (loss) ("AOCI") in the consolidated statements of redeemable noncontrolling interests and equity relate to derivatives, refer to the consolidated statements of comprehensive (loss) income. The net gain (loss) on derivatives includes the tax effect of $8.8 million and $0.4 million for the three months ended June 30, 2023 and 2022, respectively, and $0.7 million and $0.9 million for the six months ended June 30, 2023 and 2022, respectively.
During the next 12 months, the Company expects to reclassify $35.6 million of net gains on derivative instruments from accumulated other comprehensive income to earnings. There were 43 undesignated derivative instruments recorded by the Company as of June 30, 2023.

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
Under these financing obligation arrangements, wholly owned subsidiaries of the Company finance the cost of solar energy systems with investors for an initial term of 22 years, and one fund for 7 years. The solar energy systems are subject to Customer Agreements with an initial term of typically 20 or 25 years that automatically renew annually or for five years. These solar energy systems are reported under the line item solar energy systems, net in the consolidated balance sheets. As of June 30, 2023 and December 31, 2022, the cost of the solar energy systems placed in service under the financing obligation arrangements was $696.7 million and $699.5 million, respectively. The accumulated depreciation related to these assets as of June 30, 2023 and December 31, 2022 was $180.0 million and $167.9 million, respectively.
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

Note 11. VIE Arrangements
The Company consolidated various VIEs at June 30, 2023 and December 31, 2022. The carrying amounts and classification of the VIEs’ assets and liabilities included in the consolidated balance sheets are as follows (in thousands):

	June 30, 2023	December 31, 2022
Assets
Current assets
Cash	$346,259	$457,005
Restricted cash	43,898	44,514
Accounts receivable, net	86,041	66,847
Inventories	357,224	193,836
Prepaid expenses and other current assets	14,140	12,698
Total current assets	847,562	774,900
Solar energy systems, net	9,702,082	8,968,835
Other assets	332,327	287,771
Total assets	$10,881,971	$10,031,506
Liabilities
Current liabilities
Accounts payable	$19,907	$36,315
Distributions payable to noncontrolling interests and redeemable noncontrolling interests	32,104	32,051
Accrued expenses and other liabilities	35,446	32,512
Deferred revenue, current portion	50,850	49,037
Non-recourse debt, current portion	182,427	39,894
Total current liabilities	320,734	189,809
Deferred revenue, net of current portion	606,731	572,420
Non-recourse debt, net of current portion	1,342,808	1,449,513
Other liabilities	16,375	15,260
Total liabilities	$2,286,648	$2,227,002
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

Note 13. Stock-Based Compensation
Stock Options
The following table summarizes the activity for all stock options under all of the Company’s equity incentive plans for the six months ended June 30, 2023 (shares and aggregate intrinsic value in thousands):

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2022	5,217	$16.08	5.68	$58,784
Granted	—	—
Exercised	(495)	6.72
Canceled	(85)	31.03
Outstanding at June 30, 2023	4,637	$16.81	5.24	$29,938

Options vested and exercisable at June 30, 2023	3,674	$13.21	4.43	$29,010
Restricted Stock Units
The following table summarizes the activity for all restricted stock units (“RSUs”) under all of the Company’s equity incentive plans for the six months ended June 30, 2023 (shares in thousands):

	Number of Awards	Weighted Average Grant Date Fair Value
Unvested balance at December 31, 2022	4,542	$31.60
Granted	5,369	20.83
Issued	(1,588)	27.78
Canceled / forfeited	(433)	30.22
Unvested balance at June 30, 2023	7,890	$25.13
Warrants for Strategic Partners
The Company has issued warrants for up to 846,943 shares of its common stock to certain strategic partners (calculated using the respective quarter of grant's closing stock price). The exercise price of each warrant is $0.01 per share, and 31,876 warrants were exercised during the six months ended June 30, 2023. There were 309,226 warrants exercised during the six months ended June 30, 2022. The Company recognized stock-based compensation expense of $1.1 million and $1.1 million during the three months ended June 30, 2023 and 2022, respectively, and $2.1 million and $2.1 million during the six months ended June 30, 2023 and 2022, respectively, under performance and time-based warrants.
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

Stock-Based Compensation Expense
The Company recognized stock-based compensation expense, including ESPP expenses, in the consolidated statements of operations as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Cost of customer agreements and incentives	$2,048	$2,169	$3,889	$5,356
Cost of solar energy systems and product sales	1,494	1,682	3,262	5,014
Sales and marketing	14,835	13,490	29,712	37,624
Research and development	452	743	894	1,696
General and administration	9,408	8,569	18,746	16,182
Total	$28,237	$26,653	$56,503	$65,872
During the three and six months ended June 30, 2023, stock-based compensation expense capitalized to solar energy systems, net in the Company’s consolidated balance sheet was $2.8 million and $5.2 million, respectively, and was $2.5 million and $7.4 million during the three and six months ended June 30, 2022, respectively.

Note 14. Income Taxes

The income tax (benefit) expense rate for the three months ended June 30, 2023 and 2022 was (5.8)% and (1.6)%, respectively, and for the six months ended June 30, 2023 and 2022 was 5.7% and 0.0%, respectively. The differences between the actual consolidated effective income tax rate and the U.S. federal statutory rate were primarily attributable to the allocation of losses on noncontrolling interests and income tax expense related to the valuation allowance.

The Company sells solar energy systems to investment Funds. As the investment Funds are consolidated by the Company, the gain on the sale of the assets has been eliminated in the consolidated financial statements, however gains on sale are recognized for tax purposes and the tax effects of which, both current and deferred, are included in the Company’s income tax provision.

Note 15. Commitments and Contingencies
Letters of Credit
As of June 30, 2023 and December 31, 2022, the Company had $23.8 million and $44.4 million, respectively, of unused letters of credit outstanding, which each carry fees of 0.50% - 3.25% per annum and 0.50% - 3.25% per annum, respectively.
Guarantees
Certain tax equity funds and debt facilities require the Company to maintain an aggregate amount of $35.0 million of unencumbered cash and cash equivalents at the end of each month.
Purchase Commitment
The Company entered into purchase commitments, which have the ability to be canceled without significant penalties, with multiple suppliers to purchase $254.0 million of photovoltaic modules, inverters and batteries by the end of 2023.

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
Commercial ITC Indemnification
The Company is contractually committed to compensate its investors for any losses that they may suffer in certain limited circumstances resulting from reductions in Commercial ITCs, including any reduction in depreciable basis. Generally, such obligations would arise as a result of reductions to the value of the underlying solar energy systems as assessed by the Internal Revenue Service (the “IRS”). The Company set the purchase prices and claimed values based on fair market values determined with the assistance of an independent third-party appraisal with respect to the systems that generate Commercial ITCs (and the associated depreciable basis) that are passed-through to, and claimed by, the Fund investors. In April 2018, the Company purchased an insurance policy providing for certain payments by the insurers in the event there is a final determination (including a judicial determination) that reduced the Commercial ITCs and depreciation claimed in respect of solar energy systems sold or transferred to most Funds through April 2018, or later, in the case of Funds added to the policy after such date. In general, the policy indemnifies the Company and related parties for additional taxes (including penalties and interest) owed in respect of lost Commercial ITCs, depreciation, gross-up costs and expenses incurred in defending such claim, subject to negotiated exclusions from, and limitations to, coverage. The Company purchased similar additional insurance policies in January 2021, October 2022 and May 2023.

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
The computation of the Company’s basic and diluted net income (loss) per share is as follows (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Numerator:
Net income (loss) attributable to common stockholders	$55,474	$(12,426)	$(184,914)	$(100,204)
Debt Discount Amortization	534	—	—	—
Net income (loss) available to common stockholders	$56,008	$(12,426)	$(184,914)	$(100,204)
Denominator:
Weighted average shares used to compute net income (loss) per share attributable to common stockholders, basic	216,017	211,128	215,153	210,474
Weighted average effect of potentially dilutive shares to purchase common stock	5,832	—	—	—
Weighted average shares used to compute net income (loss) per share attributable to common stockholders, diluted	221,849	211,128	215,153	210,474
Net income (loss) per share attributable to common stockholders
Basic	$0.26	$(0.06)	$(0.86)	$(0.48)
Diluted	$0.25	$(0.06)	$(0.86)	$(0.48)

The following shares were excluded from the computation of diluted net income (loss) per share as the impact of including those shares would be anti-dilutive (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Outstanding stock options	1,599	1,796	1,536	1,711
Unvested restricted stock units	8,154	4,499	6,039	4,136
Convertible Senior Notes (if converted)	—	3,392	1,696	3,392
Total	9,753	9,687	9,271	9,239

Note 17. Related Party Transactions

Advances Receivable—Related Party

Net amounts due from direct-sales professionals were $13.4 million and $18.1 million as of June 30, 2023 and December 31, 2022, respectively. The Company provided a reserve of $2.1 million and $1.9 million as of June 30, 2023 and December 31, 2022, respectively, related to advances to direct-sales professionals who have terminated their employment agreement with the Company.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with the unaudited consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to such differences include those identified below and those discussed in the section titled “Risk Factors” included elsewhere in this Quarterly Report on Form 10-Q.

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

As of June 30, 2023, we operated the largest fleet of residential solar energy systems in the United States. We have a Networked Solar Energy Capacity of 6,204 megawatts as of June 30, 2023, which represents the aggregate megawatt production capacity of our solar energy systems that have been recognized as deployments, from our inception through the measurement date. Gross Earning Assets as of June 30, 2023 were approximately $12.6 billion. Please see the section entitled “Key Operating Metrics” for more details on how we calculate Networked Solar Energy Capacity and Gross Earning Assets.
We also have a long track record of attracting low-cost capital from diverse sources, including tax equity and debt investors. Since inception we have raised tax equity investment funds to finance the installation of solar energy systems.
Market & Macroeconomic Environment
Our business and financial performance also depend on worldwide economic conditions. We face global macroeconomic challenges, particularly in light of increases and volatility in interest rates, uncertainty in markets, inflationary trends, navigating complex and evolving regulatory and tax frameworks, and the dynamics of the global trade environment. In the first half of fiscal year 2023, we observed market uncertainty, increasing inflationary pressures, rising interest rates, the market impacts of proposed or newly enacted regulatory frameworks in markets within which we do business and on our industry, supply constraints, and bank failures. These market dynamics, some of which we expect will continue into the foreseeable future, have impacted and may continue to impact our business and financial results, including costs and revenues.

In December 2022, California made changes to its net metering policy by adopting a program called Net Billing Tariff (“NBT”) that presents a significant change to the rate structure for new California customers, which may limit the financial attractiveness of our offerings in this market, particularly for solar-only systems. However, under this new policy, the value proposition of storage offerings is significantly enhanced. We believe that California will be predominantly a solar plus storage market going forward and that we are well positioned for this market with our Sunrun Shift product and our backup battery offerings.

Since implementation of NBT, originations in California are below levels prior to the transition for us and across the residential solar industry. Without further increases in originations, our new installations in California may continue to decline compared to prior periods, which could have a material adverse effect on our business operations and financial performance.

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
As of June 30, 2023, we had 64 active investment funds, which are described below. We have established different types of investment funds to implement our asset monetization strategy. Depending on the nature of the investment fund, cash may be contributed to the investment fund by the investor upfront or in stages based on milestones associated with the design, construction or interconnection status of the solar energy systems. The cash contributed by the fund investor is used by the investment fund to purchase solar energy systems. The investment funds either own or enter into a master lease with a Sunrun subsidiary for the solar energy systems, Customer Agreements and associated incentives. We receive on-going cash distributions from the investment funds representing a portion of the monthly customer payments received. We use the upfront cash, as well as on-going distributions to cover our costs associated with designing, purchasing and installing the solar energy systems. In addition, we also use debt, equity and other financing strategies to fund our operations. The allocation of the economic benefits between us and the fund investor and the corresponding accounting treatment varies depending on the structure of the investment fund.
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
The table below provides an overview of our current investment funds (dollars in millions):

Consolidated Joint Ventures
	Pass-Through Financing Obligations	Partnership Flip	JV Inverted Lease
Consolidation	Owner entity consolidated, tenant entity not consolidated	Single entity, consolidated	Owner and tenant entities consolidated
Balance sheet classification	Pass-through financing obligation	Redeemable noncontrolling interests and noncontrolling interests	Redeemable noncontrolling interests and noncontrolling interests
Revenue from Commercial ITCs	Recognized on the permission to operate ("PTO") date	None	None
Method of calculating investor interest	Effective interest rate method	Greater of HLBV or redemption value	Greater of HLBV or redemption value
Liability balance as of June 30, 2023	$300.4	N/A	N/A
Noncontrolling interest balance (redeemable or otherwise) as of June 30, 2023	N/A	$1,592.3	$5.3

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

	As of June 30,
	2023	2022
Networked Solar Energy Capacity (megawatts)	6,204	5,136
Customers	869,464	724,177

	As of June 30,
	2023	2022(1)

	(in thousands)
Gross Earning Assets Contracted Period	$9,437,213	$7,527,262
Gross Earning Assets Renewal Period	3,121,859	3,235,968
Gross Earning Assets	$12,559,072	$10,763,230

(1)    The Gross Earning Assets as of June 30, 2022 reflect the application of a 5% unlevered discount rate, which is consistent with the discount rate used during that period. If we had applied an unlevered discount rate of 6% as of June 30, 2022, the Gross Earning Assets Contracted Period would have been $6,923,861 and the Gross Earning Assets Renewal Period would have been $2,665,957.

The tables below provide a range of Gross Earning Asset amounts if different default, discount and purchase and renewal assumptions were used.
Gross Earning Assets Contracted Period:

	As of June 30, 2023
	Discount rate
Default rate	4%	5%	6%	7%	8%

	(in thousands)
5%	$10,953,645	$10,000,181	$9,171,246	$8,447,471	$7,729,591
0%	$11,289,127	$10,298,224	$9,437,214	$8,685,848	$8,027,404
Gross Earning Assets Renewal Period:

	As of June 30, 2023
	Discount rate
Purchase or Renewal rate	4%	5%	6%	7%	8%

	(in thousands)
80%	$4,015,484	$3,291,235	$2,708,436	$2,237,593	$1,855,710
90%	$4,626,068	$3,792,636	$3,121,859	$2,579,837	$2,140,139
100%	$5,236,649	$4,294,035	$3,535,279	$2,922,080	$2,452,034

Total Gross Earning Assets:

	As of June 30, 2023
	Discount rate
Purchase or Renewal rate	4%	5%	6%	7%	8%

	(in thousands)
80%	$15,304,611	$13,589,459	$12,145,649	$10,923,440	$9,883,114
90%	$15,915,195	$14,090,860	$12,559,072	$11,265,685	$10,167,543
100%	$16,525,776	$14,592,258	$12,972,493	$11,607,928	$10,479,438

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
Consideration from customers is considered variable due to the performance guarantee under Customer Agreements and liquidated damage provisions under SREC contracts in the event minimum deliveries are not achieved. Customer Agreements with a performance guarantee provide a credit to the customer if the system's cumulative production, as measured on various PTO anniversary dates, is below our guarantee of a specified minimum. Revenue is recognized to the extent it is probable that a significant reversal of such revenue will not occur. If our estimate of the future production shortfall amount for Customer Agreements with a performance guarantee was 10% higher, the additional reduction to revenue in the six months ended June 30, 2023 would have been less than $2.8 million. Our estimated production shortfall reduced revenue during the six months ended June 30, 2023 by less than $7.4 million more than the prior year's period. We have historically estimated an immaterial amount of liquidated damages pursuant to SREC contracts, and actual damages have not been materially different from estimates, nor material in amount during the six months ended June 30, 2023 and 2022.
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
Circumstances that could indicate impairment and require us to perform a quantitative impairment test include a significant decline in our financial results, a significant decline in our enterprise value relative to our net book value, a sustained decline in our stock price, or an unanticipated change in competition or our market share and a significant change in our strategic plans. A sustained decrease in the price of our common stock is one of the qualitative factors to be considered as part of an impairment test when evaluating whether events or changes in circumstances may indicate that it is more likely than not that a potential goodwill impairment exists. As of October 1, 2022, we concluded that our fair value exceeded our carrying value. During the first quarter of fiscal 2023, due to a material sustained decline of our market capitalization after consideration of a control premium below the book value of equity, we performed a quantitative assessment as of March 31, 2023 related to the recoverability of our goodwill for our one reporting unit. We estimated the fair value of our reporting unit primarily based on consideration of an income approach analysis. Under the income approach, our future cash flows were estimated and converted to present value based on a discount rate reflecting a market participant risk-adjusted rate of return.

The significant assumptions and estimates used in the assessment include, among others, estimated future net annual contracted cashflows under our existing long term customer agreements, as well as future growth estimates which rely on management judgements. We also compared the total invested capital (including market capitalization) to the fair value of our reporting unit to assess the reasonableness of fair value after consideration of a control premium. The fair value of our one reporting unit exceeded its carrying amount as of March 31, 2023. Holding all other assumptions constant, a 100 basis point increase in the discount rate assumption would not have resulted in impairment. Should, among other events and circumstances, industry conditions deteriorate, the outlook for future operating results and cash flow decline or regulations change, costs of equity or debt capital increase, valuations for comparable public companies or comparable acquisition valuations decrease, or our market capitalization experience a further sustained decline below its book value, we may need to further reassess the recoverability of goodwill in future periods. The Company performed a qualitative assessment at June 30, 2023 and concluded no further evaluation was required.
Impairment of Long-Lived Assets
The carrying amounts of our long-lived assets, including solar energy systems and definite-lived intangible assets, are periodically reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable or that the useful life is shorter than originally estimated. Factors that we consider in deciding when to perform an impairment review would include significant negative industry or economic trends, and significant changes or planned changes in our use of the assets. Recoverability of these assets is measured by comparison of the carrying amount of each asset group to the future undiscounted cash flows the asset is expected to generate over its remaining life. If the asset is considered to be impaired, the amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset. If the useful life is shorter than originally estimated, we amortize the remaining carrying value over the new shorter useful life. During the six months ended June 30, 2023 and 2022, there were no indicators of impairment and therefore no cash flow analysis was performed.

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
The calculation of HLBV does not require estimates since each HLBV calculation is based upon the liquidation provisions of each fund’s contractual agreement. The calculation of the redeemable noncontrolling interest balance involves estimates such as a discount rate used in net present value calculations, and customer default rates. If the assumptions used for each of these were 10% higher, the impact to the aggregate redeemable noncontrolling interest balance as of June 30, 2023 would be a reduction of $21.4 million.

Results of Operations
The results of operations presented below should be reviewed in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

	(in thousands, except per share data)
Revenue:
Customer agreements and incentives	$302,149	$259,886	$548,623	$469,578
Solar energy systems and product sales	288,044	324,694	631,419	610,786
Total revenue	590,193	584,580	1,180,042	1,080,364
Operating expenses:
Cost of customer agreements and incentives	268,687	202,554	505,592	404,339
Cost of solar energy systems and product sales	270,538	292,479	590,556	542,323
Sales and marketing	194,876	187,428	397,712	362,354
Research and development	4,557	6,139	9,114	12,396
General and administrative	56,366	49,946	108,252	93,027
Amortization of intangible assets	1,110	1,341	2,451	2,682
Total operating expenses	796,134	739,887	1,613,677	1,417,121
Loss from operations	(205,941)	(155,307)	(433,635)	(336,757)
Interest expense, net	(157,177)	(103,045)	(299,875)	(195,299)
Other income, net	41,071	51,873	16,071	165,831
Loss before income taxes	(322,047)	(206,479)	(717,439)	(366,225)
Income tax expense (benefit)	18,677	3,277	(40,942)	—
Net loss	(340,724)	(209,756)	(676,497)	(366,225)
Net loss attributable to noncontrolling interests and redeemable noncontrolling interests	(396,198)	(197,330)	(491,583)	(266,021)
Net income (loss) attributable to common stockholders	$55,474	$(12,426)	$(184,914)	$(100,204)
Net income (loss) per share attributable to common stockholders
Basic	$0.26	$(0.06)	$(0.86)	$(0.48)
Diluted	$0.25	$(0.06)	$(0.86)	$(0.48)
Weighted average shares used to compute income (loss) per share attributable to common stockholders
Basic	216,017	211,128	215,153	210,474
Diluted	221,849	211,128	215,153	210,474

Comparison of the Three Months Ended June 30, 2023 and 2022
Revenue

	Three Months Ended June 30,		Change
	2023	2022	$	%

	(in thousands)
Customer agreements	$274,490	$232,003	$42,487	18%
Incentives	27,659	27,883	(224)	(1)%
Customer agreements and incentives	302,149	259,886	42,263	16%

Solar energy systems	202,483	209,314	(6,831)	(3)%
Products	85,561	115,380	(29,819)	(26)%
Solar energy systems and product sales	288,044	324,694	(36,650)	(11)%
Total revenue	$590,193	$584,580	$5,613	1%
Customer Agreements and Incentives. The $42.5 million increase in Revenue from customer agreements was primarily due to new systems placed in service in the period from July 1, 2022 through June 30, 2023, plus a full quarter of revenue recognized in the second quarter of 2023 for systems placed in service in the second quarter of 2022 versus only a partial amount of such revenue related to the period in which the assets were in service in 2022. Revenue from incentives consisted primarily of sales of SRECs. The $0.2 million decrease related to the timing and volume of SREC sales which were responsive to market conditions.

Solar Energy Systems and Product Sales. Revenue from solar energy systems sales decreased by $6.8 million compared to the prior year primarily due to an increase in the proportion of customers choosing to enter into a Customer Agreement versus purchasing a system outright using a loan, likely due to increased interest rates. Product sales decreased by $29.8 million, primarily due to the lower average sales price of solar energy systems, as well as lower sales volume of solar energy products to suppliers of solar energy systems compared to the prior year, due to easing of supply chain constraints.
Operating Expenses

	Three Months Ended June 30,		Change
	2023	2022	$	%

	(in thousands)
Cost of customer agreements and incentives	$268,687	$202,554	$66,133	33%
Cost of solar energy systems and product sales	270,538	292,479	(21,941)	(8)%
Sales and marketing	194,876	187,428	7,448	4%
Research and development	4,557	6,139	(1,582)	(26)%
General and administrative	56,366	49,946	6,420	13%
Amortization of intangible assets	1,110	1,341	(231)	(17)%
Total operating expenses	$796,134	$739,887	$56,247	8%
Cost of Customer Agreements and Incentives. The $66.1 million increase in Cost of customer agreements and incentives was primarily due to the new systems placed in service in the period from July 1, 2022 through June 30, 2023, plus a full quarter of costs recognized in the second quarter of 2023 for systems placed in service in the second quarter of 2022 versus only a partial amount of such expenses related to the period in which the assets were in service in 2022.

The Cost of customer agreements and incentives increased to 89% of revenue from customer agreements and incentives during the three months ended June 30, 2023, from 78% during the three months ended June 30, 2022. This increase is due to a higher proportion of customers choosing to enter into Customer Agreements versus purchasing a system outright. Customer Agreements fulfillment incurs upfront non-capitalizable costs for building the system which do not recur during the agreement period over which the revenue is recognized.
Cost of Solar Energy Systems and Product Sales. The $21.9 million decrease in Cost of solar energy systems and product sales was primarily due to the corresponding net decrease in the solar energy systems and product sales discussed above.
The Cost of solar energy systems and product sales increased to 94% of revenue from solar energy systems and product sales during the three months ended June 30, 2023, from 90% during the three months ended June 30, 2022, primarily as a result of sales price increases lagging cost increases, as well as reduced pricing realized in our distribution business.
Sales and Marketing Expense. The $7.4 million increase in Sales and marketing expense was primarily attributable to increases in headcount driving higher employee compensation, partially offset by a decrease in costs to acquire customers through our sales lead generating partners. Included in Sales and marketing expense is $13.8 million and $9.1 million of amortization of costs to obtain Customer Agreements for the three months ended June 30, 2023 and 2022, respectively.
Research and Development Expense. The $1.6 million decrease in Research and development expense was primarily attributable to a decrease in headcount driving lower employee compensation costs.
General and Administrative Expense. The $6.4 million increase in General and administrative expenses was primarily attributable to an increase in headcount driving higher employee compensation costs. Additionally, there were increases related to information technology related consulting costs, when compared to the three months ended June 30, 2022.
Non-Operating Expenses, net

	Three Months Ended June 30,		Change
	2023	2022	$	%

	(in thousands)
Interest expense, net	$(157,177)	$(103,045)	$(54,132)	53%
Other income, net	$41,071	$51,873	$(10,802)	(21)%

Interest Expense, net. The increase in Interest expense, net of $54.1 million was primarily related to additional non-recourse debt entered into subsequent to June 30, 2022. Included in net interest expense is $7.6 million and $7.0 million of non-cash interest recognized under Customer Agreements that have a significant financing component for the three months ended June 30, 2023 and 2022, respectively.

Other Income, net. The decrease in other income, net of $10.8 million related primarily to losses on derivatives.
Income Tax Expense

	Three Months Ended June 30,		Change
	2023	2022	$	%

	(in thousands)
Income tax expense	$18,677	$3,277	$15,400	470%

The increase in income tax expense of $15.4 million is primarily attributable to increased income allocable to the controlling interest and a valuation allowance on federal net operating losses in the prior year.

Net Loss Attributable to Noncontrolling Interests and Redeemable Noncontrolling Interests

	Three Months Ended June 30,		Change
	2023	2022	$	%

	(in thousands)
Net loss attributable to noncontrolling interests and redeemable noncontrolling interests	$(396,198)	$(197,330)	$(198,868)	101%

Net loss attributable to noncontrolling interests and redeemable noncontrolling interests was primarily the result of an addition of five other new investment funds since June 30, 2022, for which the HLBV method is used in determining the amount of net loss attributable to noncontrolling interests. Redeemable noncontrolling interests generally allocates more loss to the noncontrolling interest in the first several years after fund formation.
Comparison of the Six Months Ended June 30, 2023 and 2022
Revenue

	Six Months Ended June 30,		Change
	2023	2022	$	%

	(in thousands)
Customer agreements	$499,578	$422,505	$77,073	18%
Incentives	49,045	47,073	1,972	4%
Customer agreements and incentives	548,623	469,578	79,045	17%

Solar energy systems	431,385	409,313	22,072	5%
Products	200,034	201,473	(1,439)	(1)%
Solar energy systems and product sales	631,419	610,786	20,633	3%
Total revenue	$1,180,042	$1,080,364	$99,678	9%
Customer Agreements and Incentives. The $77.1 million increase in Revenue from customer agreements was primarily due to new systems placed in service in the period from July 1, 2022 through June 30, 2023, plus a full six months of revenue recognized in 2023 for systems placed in service in the first six months of 2022 versus only a partial amount of such revenue related to the period in which the assets were in service in 2022. Revenue from incentives consisted primarily of sales of SRECs. The $2.0 million increase related to the timing and volume of SREC sales which were responsive to market conditions.
Solar Energy Systems and Product Sales. Revenue from solar energy systems sales increased by $22.1 million compared to the prior year primarily due to overall increased demand for solar energy systems in the marketplace, particularly through retail partners. Product sales decreased by $1.4 million, primarily due to the lower average sales price of solar energy systems, as well as lower sales volume of solar energy products to suppliers of solar energy systems compared to the prior year, due to easing of supply chain constraints.

Operating Expenses

	Six Months Ended June 30,		Change
	2023	2022	$	%

	(in thousands)
Cost of customer agreements and incentives	$505,592	$404,339	$101,253	25%
Cost of solar energy systems and product sales	590,556	542,323	48,233	9%
Sales and marketing	397,712	362,354	35,358	10%
Research and development	9,114	12,396	(3,282)	(26)%
General and administrative	108,252	93,027	15,225	16%
Amortization of intangible assets	2,451	2,682	(231)	(9)%
Total operating expenses	$1,613,677	$1,417,121	$196,556	14%
Cost of Customer Agreements and Incentives. The $101.3 million increase in Cost of customer agreements and incentives was primarily due to the new systems placed in service in the period from July 1, 2022 through June 30, 2023, plus a full six months of costs recognized in 2023 for systems placed in service in the six months of 2022 versus only a partial amount of such expenses related to the period in which the assets were in service in 2022.
The Cost of customer agreements and incentives increased to 92% of revenue from customer agreements and incentives during the six months ended June 30, 2023, from 86% during the six months ended June 30, 2022. This increase is due to a higher proportion of customers choosing to enter into Customer Agreements versus purchasing a system outright. Customer Agreements fulfillment incurs upfront non-capitalizable costs for building the system which do not recur during the agreement period over which the revenue is recognized.
Cost of Solar Energy Systems and Product Sales. The $48.2 million increase in Cost of solar energy systems and product sales was primarily due to the corresponding net increase in the solar energy systems and product sales discussed above.
The Cost of solar energy systems and product sales increased to 94% of revenue from solar energy systems and product sales during the six months ended June 30, 2023, from 89% during the six months ended June 30, 2022, primarily as a result of sales price increases lagging cost increases, as well as volume pricing granted in our distribution business.
Sales and Marketing Expense. The $35.4 million increase in Sales and marketing expense was primarily attributable to increases in headcount driving higher employee compensation and costs to acquire customers through our sales lead generating partners. Included in Sales and marketing expense is $26.0 million and $17.2 million of amortization of costs to obtain Customer Agreements for the six months ended June 30, 2023 and 2022, respectively.
Research and Development Expense. The $3.3 million decrease in Research and development expense was primarily attributable to a decrease in headcount driving lower employee compensation costs.
General and Administrative Expense. The $15.2 million increase in General and administrative expenses was primarily attributable to an increase in headcount driving higher employee compensation costs. Additionally, there were increases related to information technology related consulting costs, when compared to the six months ended June 30, 2022.

Non-Operating Expenses, net

	Six Months Ended June 30,		Change
	2023	2022	$	%

	(in thousands)
Interest expense, net	$(299,875)	$(195,299)	$(104,576)	54%
Other income, net	$16,071	$165,831	$(149,760)	(90)%

Interest Expense, net. The increase in Interest expense, net of $104.6 million was primarily related to additional non-recourse debt entered into subsequent to June 30, 2022. Included in net interest expense is $15.1 million and $13.9 million of non-cash interest recognized under Customer Agreements that have a significant financing component for the six months ended June 30, 2023 and 2022, respectively.

Other Income, net. The decrease in other income, net of $149.8 million related primarily to losses on derivatives, as well as a $47.3 million gain on an equity investment recognized in the six months ended June 30, 2022, with no such comparable activity in the six months ended June 30, 2023.
Income Tax Benefit

	Six Months Ended June 30,		Change
	2023	2022	$	%

	(in thousands)
Income tax benefit	$(40,942)	$—	$(40,942)	100%

The increase in income tax benefit of $40.9 million is primarily attributable to increased losses allocable to the controlling interest and a valuation allowance on federal net operating losses in the prior year.
Net Loss Attributable to Noncontrolling Interests and Redeemable Noncontrolling Interests

	Six Months Ended June 30,		Change
	2023	2022	$	%

	(in thousands)
Net loss attributable to noncontrolling interests and redeemable noncontrolling interests	$(491,583)	$(266,021)	$(225,562)	85%

Net loss attributable to noncontrolling interests and redeemable noncontrolling interests was primarily the result of an addition of five other new investment funds since June 30, 2022, for which the HLBV method is used in determining the amount of net loss attributable to noncontrolling interests. Redeemable noncontrolling interests generally allocates more loss to the noncontrolling interest in the first several years after fund formation.

Liquidity and Capital Resources

As of June 30, 2023, we had cash of $669.1 million, which consisted of cash held in checking and savings accounts with financial institutions. We finance our operations mainly through a variety of financing fund arrangements that we have formed with fund investors, cash generated from our sources of revenue and borrowings from secured credit facilities arrangements with syndicates of banks and from secured, long-term non-recourse loan arrangements. In 2022, we received $1.2 billion of new commitments on secured credit facilities arrangements with syndicates of banks and $1.2 billion of commitments from secured, long-term non-recourse loan arrangements. Our principal uses of cash are funding our business, including the costs of acquisition and installation of solar energy systems, satisfaction of our obligations under our debt instruments and other working capital requirements. As of June 30, 2023, we had outstanding borrowings of $551.9 million on our $600.0 million corporate bank line of credit maturing in January 2025. Additionally, we have purchase commitments, which have the ability to be canceled without significant penalties, with multiple suppliers to purchase $254.0 million of photovoltaic modules, inverters and batteries by the end of 2023. In January 2021, we issued $400.0 million of convertible senior notes with a maturity date of February 1, 2026, for net proceeds of approximately $389.0 million. Our business model requires substantial outside financing arrangements to grow the business and facilitate the deployment of additional solar energy systems. The solar energy systems that are operational are expected to generate a positive return rate over the term of the Customer Agreement, typically 20 or 25 years. However, in order to grow, we will continue to be dependent on financing from outside parties. If financing is not available to us on acceptable terms if and when needed, we may be required to reduce planned spending, which could have a material adverse effect on our operations. While there can be no assurances, we anticipate raising additional required capital from new and existing investors. We believe our cash, investment fund commitments and available borrowings as further described below will be sufficient to meet our anticipated cash needs for at least the next 12 months. We believe we will meet longer-term expected future cash requirements and obligations through a combination of cash flows from operating activities, available cash balances, and available credit via our credit facilities. The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
	2023	2022

	(in thousands)
Consolidated cash flow data:
Net cash used in operating activities	$(641,493)	$(454,261)
Net cash used in investing activities	(1,210,572)	(1,020,298)
Net cash provided by financing activities	1,820,120	1,487,256
Net change in cash and restricted cash	$(31,945)	$12,697
Operating Activities
During the six months ended June 30, 2023, we used $641.5 million in net cash from operating activities. The driver of our operating cash outflow consisted of the cost of our revenue, as well as sales, marketing and general and administrative costs. During the six months ended June 30, 2023, our operating cash outflows were $348.4 million from our net loss excluding non-cash and non-operating items. Changes in working capital resulted in a net cash outflow of $293.1 million.

During the six months ended June 30, 2022, we used $454.3 million in net cash from operating activities. The driver of our operating cash outflow consisted of the cost of our revenue, as well as sales, marketing and general and administrative costs. During the six months ended June 30, 2022, our operating cash outflows were $214.0 million from our net loss excluding non-cash and non-operating items. Changes in working capital resulted in a net cash inflow of $240.3 million.
Investing Activities
During the six months ended June 30, 2023, we used $1,210.6 million in cash in investing activities. The majority was used to design, acquire and install solar energy systems and components under our long-term Customer Agreements.
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
Financing Activities
During the six months ended June 30, 2023, we generated $1,820.1 million from financing activities. This was primarily driven by $640.5 million in net proceeds from fund investors, $1,186.6 million in net proceeds from debt, $4.0 million in proceeds from state tax credits, net of recapture and $13.9 million in net proceeds from stock-based awards activity, offset by $14.2 million in acquisition of noncontrolling interests and $10.8 million in repayments under finance lease obligations.

During the six months ended June 30, 2022, we generated $1,487.3 million from financing activities. This was primarily driven by $435.7 million in net proceeds from fund investors, $1,070.7 million in net proceeds from debt and $17.8 million in net proceeds from stock-based awards activity, offset by $30.2 million in acquisition of noncontrolling interests and $6.8 million in repayments under finance lease obligations.

Debt and Investing Fund Commitments
As of June 30, 2023, we had committed and available capital of approximately $424.6 million that may only be used to purchase and install solar energy systems. We intend to establish new investment funds in the future, and we may also use debt, equity or other financing strategies to finance our business. For a discussion of the terms and conditions of debt instruments and changes thereof in the period, refer to Note 8, Indebtedness, to our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Recent Accounting Pronouncements
See Note 2, Summary of Significant Accounting Policies, to our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to certain market risks in the ordinary course of our business. Our primary exposure includes changes in interest rates because certain borrowings bear interest at floating rates based on SOFR, plus a specified margin. We sometimes manage our interest rate exposure on floating-rate debt by entering into derivative instruments to hedge all or a portion of our interest rate exposure in certain debt facilities. We do not enter into any derivative instruments for trading or speculative purposes. Changes in economic conditions could result in higher interest rates, thereby increasing our interest expense and operating expenses and reducing funds available for capital investments, operations and other purposes. For quantitative and qualitative disclosures about market risk, see Item 7A, "Quantitative and Qualitative Disclosures About Market Risk," of our annual report on Form 10-K for the year ended December 31, 2022. Our exposures to market risk have not changed materially since December 31, 2022.

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

In connection with that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective and designed to provide reasonable assurance that the information required to be disclosed is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms as of June 30, 2023. As such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, “disclosure controls and procedures” means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

Solar energy has yet to achieve broad market acceptance and depends in part on continued support in the form of rebates, tax credits, and other incentives from federal, state and local governments. Additionally, there have been significant changes in the residential solar policy and pricing framework in California, which is one of our key markets and represents over 45% of our customer base. Newly adopted changes to California’s net metering policy in December 2022 present a significant change to the financial benefits California customers receive from our solar systems that limit the financial attractiveness of our offerings in this market, particularly for solar-only systems. Originations in California are below levels prior to the NBT transition, and without further increases in originations, our new installations in California may continue to decline compared to prior periods, which could have a material adverse effect on our business operations and financial performance. Further if support diminishes materially for solar policy related to rebates, tax credits and other incentives, our ability to obtain external financing on acceptable terms, or at all, could be materially adversely affected. These types of funding limitations could lead to inadequate financing support for the anticipated growth in our business. Furthermore, growth in residential solar energy depends in part on macroeconomic conditions, retail prices of electricity and customer preferences, each of which can change quickly. Declining macroeconomic conditions, including in the job markets and residential real estate markets, could contribute to instability and uncertainty among customers and impact their financial wherewithal, credit scores or interest in entering into long-term contracts, even if such contracts would generate immediate and long-term savings.

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

Declining costs related to raw materials, manufacturing and the sale and installation of our solar service offerings have been a key driver in the pricing of our solar service offerings and, more broadly, customer adoption of solar energy. While historically the prices of solar panels and raw materials have declined, the cost of solar panels and raw materials have at times increased and may increase in the future, and such products’ availability could decrease, due to a variety of factors, including supply chain disruptions, inflation, tariffs and trade barriers, export regulations, geopolitical conflicts, regulatory or contractual limitations, industry market requirements, and changes in technology and industry standards.

For example, on February 4, 2022, the Biden Administration announced a four-year extension of the 2018 tariffs imposed in response to a petition filed under Section 201 of the Trade Act of 1974 (the “Section 201 Tariffs”). The Administration set the Section 201 Tariffs at 14.75%, with a modest rate reduction each year. The decision exempted bifacial modules from the tariffs as well as 5 GW of imported solar cells each year.

Separately, in August 2021, an anonymous group of U.S. solar manufacturers filed petitions with the U.S. Department of Commerce alleging that Chinese companies were evading antidumping and countervailing duty (AD/CVD) orders on crystalline silicon photovoltaic cells and modules, which are used in the production of solar panels. The petitioners requested a federal investigation into Chinese firms allegedly circumventing tariffs by manufacturing in Malaysia, Vietnam and Thailand, and sought to apply the existing tariffs on China to companies in these three countries. Ultimately, the Department of Commerce objected to the anonymous nature of the petition, and it expired. Subsequently, on February 8, 2022, Auxin Solar, a U.S.-based solar panel manufacturer, submitted a petition to the U.S. Department of Commerce to request country-wide circumvention inquiries pursuant to Section 781(b) of the Tariff Act of 1930 concerning crystalline silicon photovoltaic cells and modules assembled in Malaysia, Thailand, Vietnam and Cambodia using Chinese inputs. On April 1, 2022, the Department initiated the inquiries, and, after conducting an investigation, issued a preliminary decision on December 2, 2022, recommending that the Biden Administration impose tariffs on certain solar panel imports from the Southeast Asian countries.

Prior to the Department of Commerce issuing its preliminary decision, the Biden Administration in June 2022 issued Presidential Proclamation 10414, which paused the collection of any new anti-dumping or countervailing duty of certain solar cells and modules exported from Cambodia, Malaysia, Thailand, and Vietnam for two years, until June 2024. The White House initiated this “bridge” action in advance of the Department of Commerce’s preliminary decision, in effect deferring any new solar tariffs for 24 months. Even though the White House effectively deferred any new tariffs from taking effect until June 2024, the Commerce Department’s investigation and subsequent preliminary decision had the effect of increasing module prices and affected module supply. In addition, Congress passed legislation (H.J. Res. 39) in 2023 via procedures of the Congressional Review Act (“CRA”) that would have rescinded Presidential Proclamation 10414 and retroactively imposed tariffs on certain imported modules, but President Biden vetoed the legislation on May 16, 2023, and Congress failed to override his veto on May 24, 2023.

In addition, U.S. laws and regulations intended to prevent the importation of goods manufactured with forced labor has and could continue to affect our business operation and supply chain, including the Uyghur Forced Labor Prevention Act and the withhold release order (“WRO”) that U.S. Customs and Border Protection ("CBP") issued on June 24, 2021 applicable to certain silica-based products manufactured in the Xinjiang Uyghur Autonomous Region of China. Intensive examinations, withhold release orders, and related governmental procedures have resulted in supply chain and operational delays throughout the industry, and we have implemented policies and procedures to maintain compliance and minimize delays. These and similar trade restrictions that may be imposed in the future could cause delivery and installation delays, and restrict the global supply of polysilicon and solar products. This could result in near-term demand for available solar energy systems despite higher costs, increased costs of polysilicon and the overall cost of solar energy systems, and equipment shortages, potentially reducing overall demand for and limiting the supply of our products and services.

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

Our future success depends on our ability to raise capital from third parties to grow our business. To date, we have funded our business principally through low-cost tax equity investment funds. If we are unable to establish new investment funds when needed, or upon desirable terms, the growth of our solar service business would be impaired. Changes in tax law or changes in the interpretation of existing tax law could also affect our ability to establish such tax equity investment funds, impact the terms of existing or future funds, or reduce the pool of capital available for us to grow our business.

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

While interest rates have been at long-term historic lows in recent years, they have recently increased, and may continue increasing in the near future. Rising interest rates, including recent historic increases starting in 2021 and continuing through the second quarter of 2023, have and may continue to result in a decrease in our advance rates, reducing the proceeds we receive from certain investment funds. Because our financing structure is sensitive to volatility in interest rates, higher rates increase our cost of capital and may decrease the amount of capital available to us to finance the deployment of new solar energy systems. Our future success depends on our ability to raise capital from fund investors and obtain secured lending to help finance the deployment of our solar service offerings. Part of our business strategy is to seek to reduce our cost of capital through such financing arrangements to improve our margins, offset reductions in government incentives and maintain the price competitiveness of our solar service offerings. Rising base interest rates or credit spreads, which have, and may continue to be worsened by inflation, an economic recession, or other variables, may have an adverse impact on our ability to offer attractive pricing on our solar service offerings to customers, which could negatively impact sales of our solar energy offerings, and our cash flows. Because we typically enter into interest rate swaps shortly after the installation of a system, we are subject to higher interest rate risk between customer pricing through system installation, which may cause volatility to our cash flows.

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

We have substantial amounts of debt, including our Notes, our credit facility and the non-recourse debt facilities entered into by our subsidiaries, as discussed in more detail in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements, in each case, included in this periodic report. Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness depends on our future performance, which is subject to economic, financial, competitive, and other factors beyond our control. Our business may not continue to generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures to operate our business. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to timely repay or otherwise refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations and negatively impact our financial condition and prospects.

Indebtedness under certain of our Senior and Subordinated Debt Facilities and our other credit facilities accrue interest at variable interest rates based on the Secured Overnight Financing Rate (or other benchmark rates based thereof, collectively, “SOFR”). The replacement of LIBOR with SOFR in the applicable debt facilities where interest and interest rate swap payments were previously based on LIBOR may increase the marginal interest rates charged with respect to such facilities and may otherwise affect our financial condition and results of operations. Our debt facilities accruing interest based on SOFR may suffer from potential volatility and uncertainty around SOFR as a LIBOR replacement rate and increase our cost to hedge our floating rate exposure which could adversely affect our financial condition and results of operations.

In July 2017, the U.K. Financial Conduct Authority, the authority that regulates LIBOR, announced that it intended to stop compelling banks to submit rates for the calculation of LIBOR after 2021. In March 2021, the U.K. Financial Conduct Authority announced that all LIBOR tenors will either cease to be provided by any benchmark administrator or will no longer be representative (a) with respect to the 1-week and 2-month U.S. dollar LIBOR tenors, immediately after December 31, 2021 and (b) with respect to all other U.S. dollar LIBOR tenors, immediately after June 30, 2023. As a result, LIBOR has been discontinued as of June 30, 2023. In July 2021, the Alternative Reference Rates Committee (“ARRC”) in the U.S., a steering committee comprised of large U.S. financial institutions and other market participants organized to ensure a successful transition away from U.S. dollar LIBOR, has identified SOFR as its preferred alternative rate to LIBOR for use in derivatives and other financial contracts that are currently indexed to LIBOR. ARRC has proposed a paced market transition plan to SOFR from U.S. dollar LIBOR. In accordance with the recommendations of ARRC and other organizations, we have transitioned all of our financial contracts, including our Senior and Subordinated Debt Facilities, that were originally indexed to U.S. dollar LIBOR to SOFR. However, the composition and characteristics of SOFR are not the same as those of LIBOR. As a result, there can be no assurance that SOFR will perform in the same way as LIBOR would have performed in the past, including, as a result of changes in the interest and yield rates in the market, market volatility or global or regional economic, financial, political, regulatory, judicial or other events, which may lead to increased volatility or illiquidity in markets for instruments that rely on SOFR, reductions in the value of certain instruments or the effectiveness of related transactions such as hedges, or increased borrowing costs. We are monitoring this activity and evaluating the related risks, and any such effects of our recently completed transition to SOFR away from LIBOR may result in increased borrowing costs and reduced borrowing capacity, may impair our ability to refinance our indebtedness or hedge our exposure to floating rate instruments, or may result in difficulties, complications or delays in connection with future financing efforts, any of which could adversely affect our financial condition and results of operations. In addition, in certain of our debt facilities accruing interest based on SOFR, daily changes in the rate have, on occasion, been more volatile than daily changes in comparable benchmark or market rates, and SOFR over time may bear little or no relation to the historical actual or historical indicative data. Additionally, some of our credit facilities based on SOFR include a credit spread adjustment on SOFR due to LIBOR representing an unsecured lending rate while SOFR represents a secured lending rate. In addition, ARRC has imposed certain curbs on interdealer trading in SOFR derivatives, which reduce market liquidity and may raise hedging costs for us as end-users. The possible volatility of, and uncertainty around, SOFR as the LIBOR replacement rate, the addition of credit spread adjustment in certain of our facilities, and potential illiquidity in SOFR derivative markets could result in higher borrowing costs for us, which would adversely affect our financial condition, and results of operations.

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

Most notably, as a result of the finalization of the NEM proceeding on December 15, 2022 by the California Public Utilities Commission (“CPUC”), California has moved to a NBT structure in which exported electricity is no longer valued at the retail rate and is instead valued by that state’s “avoided cost” annual calculations, which currently substantially decrease the credit allocated to an exported electron during the day. The final California NEM decision rejected a very controversial solar specific fixed charge and rejected the creation of new non-bypassable charges, minimum bills, and grid participation charges for solar and solar plus storage customers. Additionally, the final California NEM decision made no retroactive changes to legacy NEM 1.0 or 2.0 California customers. In mid-April 2023, new California solar customers located in areas serviced by investor-owned utilities (“IOU”) began applying for NBT.

The final California NEM decision presents a significant change to the residential solar market in California. Under this new framework, storage paired with solar will have a heightened value proposition to customers, and we may see increased demand for our solar plus storage offerings, thereby increasing the importance of procuring a variety of battery storage products and potentially accentuating supply chain risks related to battery storage systems. The new NBT pricing framework may also result in the introduction of new product offerings and pricing structures by our competitors throughout the solar and utilities industries, and has led to our introduction of Sunrun Shift™, our home solar subscription offering that maximizes the value of solar energy under California's NBT by increasing self-consumption during peak hours when rates are highest and reducing low-value exports back to the grid through the use of a new storage configuration. This may also result in increased competition and uncertainty regarding the demand for such new products and offerings, which may adversely impact our business and results of operations.

In 2022, before the final California NEM decision, California passed legislation which provided the CPUC with the ability to implement three tiers of income-graduated fixed charges on all California customers above the previous $10 per month maximum. In early April 2023, the California IOUs filed an initial proposal that would represent the highest fixed charges in the United States for all residential customers subject to IOU electricity service in California. In a June 2023 ruling, the CPUC indicated that it will approve by July 2024 guidelines for future development and implementation of income-graduated fixed charges, but that implementation of the first iteration of these charges is not expected to occur until late 2026. Depending on the size of the fixed charges, how the income categories are determined, and rate design for future solar plus storage customers, the value proposition for our customers would be impacted by this decision and subsequent implementation. The pending determination may also result in uncertainty regarding demand for such new products and offerings, which may adversely impact our business and results of operations. Additionally, the imposition of charges may disproportionately impact or specifically single out homeowners who have installed solar energy systems, including our customers, which could adversely impact our business.

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

Most federal, state, and municipal laws do not currently regulate us as a utility. As a result, we are not subject to the various regulatory requirements applicable to U.S. utilities. However, any federal, state, local or other applicable regulations could place significant restrictions on our ability to operate our business and execute our business plan by prohibiting or otherwise restricting our sale of electricity. These regulatory requirements could include restricting our sale of electricity, as well as regulating the price of our solar service offerings. For example, the New York Public Service Commission and the Illinois Power Agency have issued orders regulating distributed energy providers in certain ways similar to energy service companies, which increases the regulatory compliance burden for us in such states. If we become subject to the same regulatory authorities as utilities in other states or if new regulatory bodies are established to oversee our business, our operating costs could materially increase.

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

Interconnection regulations are based on claims from utilities regarding the amount of solar energy that can be connected to the grid without causing grid reliability issues or requiring significant grid upgrades. Although recent rulings from the Hawaii Utilities Commission have helped resolve some problems, historically, interconnection limits or circuit-level caps have slowed the pace of our installations in Hawaii. Similar interconnection limits could slow our future installations in Hawaii or other markets, harming our growth rate and customer satisfaction scores. Similarly, the California and Hawaii Public Utilities Commissions require the activation of some advanced inverter functionality to head off presumed grid reliability issues, which may require more expensive equipment and more oversight of the operation of the solar energy systems over time. As a result, these regulations may hamper our ability to sell our offerings in certain markets and increase our costs, adversely affecting our business, operating results, financial condition, and prospects. We expect utility requirements to incorporate these advanced functions provided by the IEEE 1547-2018/UL-1741 SB inverters and that they will become more commonplace. Additional states are expected to adopt the usage of advanced inverters to align with California's anticipated requirement that all new systems use inverters certified to the new UL 1741 SB standard. This requirement became effective in March 2023. All of our vendors are certified to this standard.

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

Similarly, there is a limited number of suppliers of batteries. Once we design a system for use with a particular battery, if that type of battery is not readily available from our supplier, we may incur delays and additional expenses to install the system or be forced to redesign the system. Cost and mass production of battery cells depends in part upon the prices and availability of raw materials such as lithium, nickel, cobalt and/or other metals. The prices for these materials fluctuate and their available supply may be unstable, depending on market conditions and global demand for these materials. For example, as a result of increased global production of electric vehicles and energy storage products, global demand has increased for lithium-ion battery cells, which may cause challenges for our battery suppliers, including delays or price volatility. Any such delays or reduced availability of battery cells (or other component materials) may impact our sales and operating results. Further, these risks may increase as market demand for our solar and battery offering grows. Any reduced availability of these batteries may impact our growth, and any increases in their prices may reduce our profitability if we cannot recoup such costs through increased prices. Our inability to meet demand and any product price increases may harm our brand, growth, prospects and operating results.

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

Human rights issues in foreign countries and the U.S. government response to them could also disrupt our supply chain and operations. In particular, the withhold release order (“WRO”) issued by U.S. Customs and Border Protection ("CBP") issued on June 24, 2021 applicable to certain silica-based products manufactured in the Xinjiang Uyghur Autonomous Region of China, and any other allegations regarding forced labor in China and U.S. trade regulations to prohibit the importation of any goods derived from forced labor, could affect our operations. Further, the Uyghur Forced Labor Prevention Act that President Biden signed into law on December 23, 2021, which took effect on June 21, 2022, has affected, and may continue to affect, our supply chain and operations. Intensive examinations, withhold release orders, and related governmental procedures have resulted in supply chain and operational delays throughout the industry, and we have implemented policies and procedures to maintain compliance and minimize delays. These and other similar trade restrictions that may be imposed in the future could cause delivery and installation delays, and restrict the global supply of polysilicon and solar products. This, coupled with the passage of the Inflation Reduction Act, could result in near-term demand for available solar energy systems despite higher costs, as well as increased costs of polysilicon and the overall cost of solar energy systems, potentially reducing overall demand for our products and services.

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

The COVID-19 pandemic has also led to significant volatility in global financial markets. Future disruptions or instability in capital markets could also negatively impact our ability to raise capital from third parties, such as tax equity partners, to grow our business. In addition, significant inflation, a recession, or a market correction resulting from the impacts of the COVID-19 pandemic has and could continue to adversely affect our business and the value of our common stock.

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

We typically bear the risk of loss and are generally obligated to cover the cost of maintenance, repair and removal for any solar energy system that we sell or lease to our investment funds. At the time we sell or lease a solar energy system to an investment fund, we enter into a maintenance services agreement where we agree to operate and maintain the system for a fixed fee that is calculated to cover our future expected maintenance costs. If our solar energy systems require an above-average amount of repairs or if the cost of repairing systems were higher than our estimate, we would need to perform such repairs without additional compensation. If our solar energy systems, more than 45% of which were located in California as of June 30, 2023, are damaged as the result of a natural disaster beyond our control, losses could exceed or be excluded from, our insurance policy limits, and we could incur unforeseen costs that could harm our business and financial condition. We may also incur significant costs for taking other actions in preparation for, or in reaction to, such events. We purchase property insurance with industry standard coverage and limits approved by an investor’s third-party insurance advisors to hedge against such risk, but such coverage may not cover our losses.

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

As of June 30, 2023, California represented over 45% of our customer base. This concentration of our customer base and operational infrastructure could lead to our business and results of operations being particularly susceptible to adverse economic, regulatory, political, weather and other conditions in this market and in other markets that may become similarly concentrated, in particular the east coast, where we have seen significant growth recently. Recent changes to net metering policy and the tariff structure in California in December 2022 create additional uncertainty and challenges, given the size of our customer base in California. Originations in California are below levels prior to the NBT transition, and without further increases in originations, our new installations in California may continue to decline compared to prior periods, which could have a material adverse effect on our business operations and financial performance.

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

Our Customer Agreements are typically for 20 or 25 years and require the customer to make monthly payments to us. Accordingly, we are subject to the credit risk of customers. As of June 30, 2023, the average FICO score of our customers under a Customer Agreement with a monthly payment schedule remained at or above 740, which is generally categorized as a “Very Good” credit profile by the Fair Isaac Corporation. However, this may decline to the extent FICO score requirements under future investment funds are relaxed. While customer defaults have been immaterial to date, we expect that the risk of customer defaults may increase as we grow our business. Due to the immaterial amount of customer defaults to date, our reserve for this exposure is minimal, and our future exposure may exceed the amount of such reserves. If we experience increased customer credit defaults, our revenue and our ability to raise new investment funds could be adversely affected. If economic conditions worsen, certain of our customers may face liquidity concerns and may be unable to satisfy their payment obligations to us on a timely basis or at all, which could have a material adverse effect on our financial condition and results of operations.

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

Information technology systems are a critical component of our long-term competitive strategy, and if we fail to timely and responsibly implement, adopt, and innovate in response to rapidly evolving technological developments, including the use of artificial intelligence, our ability to compete, financial condition, and operating results could be adversely impacted.

Our ability to compete effectively requires our continued investment in technology to ensure we provide ongoing value to our current and potential customers and operate efficiently. However, there are many uncertainties in newly emerging technologies and if we are unable to integrate and introduce new technologies, products, and services effectively, our ability to compete may be adversely affected and our business could be materially harmed.

Whether we compete effectively may also be impacted by our ability to accurately anticipate and effectively respond to the risks and opportunities presented by the disruptions and developments of emerging and newly available technologies, including artificial intelligence ("AI"). We may not be successful in anticipating or responding to these developments on a timely and cost-effective basis, and if the rate at which we adopt and the ways in which we apply new technologies lags or differs negatively in meaningful ways from our competitors, our business could be adversely affected.

In particular, generative AI and other new and emerging technologies present a number of inherent risks and incorporating them into our information technology infrastructure, products, and services responsibly is crucial to maintaining and strengthening our competitive position in the market. For example, AI technologies may create unintended biases, accuracy issues, and discriminatory outcomes that could lead to errors in our decision-making, product development or other business activities, which could have a negative impact on our business, operating results and financial condition. Further, the unauthorized use of AI tools by our employees, third party providers, or our suppliers pose additional risks relating to the protection of data, including the potential exposure of our confidential information to unauthorized recipients. Use of AI tools could result in future claims or litigation related to unauthorized access to or use of confidential information and failure to comply with open source software requirements.

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

On July 27, 2021, the CSLB decided that only electricians with a certain license (C-10) would be eligible to install energy storage systems in California (the “July CSLB Decision”). In June 2022, the CSLB voted to commence the official rulemaking process on the required licensing to install storage systems in California, including notice and comment, in accordance with the CA Administrative Procedures Act. One year later, in June 2023, the CSLB initiated the formal rulemaking process and released their proposed regulations that include restrictions on energy storage system installations. The current regulatory proposal allows solar installers (C-46 licenseholders) to continue to install energy storage systems less than 80 kWh when “incidental and supplemental” to the installation of a PV system, but would require the use of a C-10 licenseholder for repair and retrofit work. The proposed rulemaking is subject to notice and comment procedures and is expected to take six to twelve months to be finalized. The energy storage systems that we install in the residential market typically do not exceed 80 kWh.

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

The federal government currently offers an investment tax credit (“Commercial ITC”) under Section 48(a) of the Internal Revenue Code of 1986, as amended (the “Code”), for the installation of certain energy properties, including solar power and storage facilities owned for business purposes. The Commercial ITC was extended and expanded upon by the IRA, which was signed into law by President Biden on August 16, 2022. The IRA also created several ITC “bonus credits” to further incentivize various types of solar and storage facilities.

Our inability to operationalize these tax credits, avail ourselves of IRA benefits in a timely fashion, or ensure the facilities we intend to qualify under the ITC bonus credits satisfy the applicable requirements, could impact our ability to compete, and compromise or eliminate opportunities to financially benefit from these tax credits, which would adversely impact our business. On February 13, 2023, the U.S. Department of the Treasury (“U.S. Treasury”) issued initial guidance regarding the Low-Income Communities Bonus Credit (Notice 2023-17), which stated that the

U.S. Treasury and the IRS will not accept applications to use this bonus credit until the third quarter of 2023, or thereafter. The U.S. Treasury issued further guidance on May 31, 2023 regarding the application procedures, additional criteria, applicable definitions, and other information necessary to submit an application. Without additional clarifying guidance, or changes to the 2023 program construct, we are likely to face challenges efficiently monetizing the Low-Income Communities Bonus Credit for systems installed on residential single-family homes this year.

In addition, the U.S. Treasury issued initial guidance on the Energy Community Bonus Credit (Notice 2023-29) on April 4, 2023, followed by additional guidance on June 15, 2023 (Notice 2023-47). While the notices stated that taxpayers may rely upon the information included in the notices, we or our tax equity partners may not be able to utilize the Energy Community Bonus Credit until the U.S. Treasury issues a forthcoming proposed regulation. Finally, the U.S. Treasury issued guidance on the Domestic Content Bonus Credit (Notice 2023-38) on May 12, 2023. Our ability to use this bonus credit will depend in part on the extent to which our equipment suppliers and financing partners have confidence in the potentially burdensome, complicated regulations.

Forthcoming regulations and guidance on the ITC bonus credits may be necessary to determine whether and to what extent we may benefit from the bonus credits, and our ability to incorporate them into our business operations, which will be further impacted by when the U.S. Treasury promulgates additional guidance and the official regulations.

The federal government also currently offers a personal income tax credit under Section 25D of the Code (“Residential Clean Energy Credit”), for the installation of certain solar power facilities owned by residential taxpayers, which is applicable to customers who purchase a solar energy system outright as opposed to entering into a Customer Agreement.

We and our tax equity partners have claimed and expect to continue to claim ITCs with respect to qualifying solar energy projects. However, the application of law and guidance regarding ITC eligibility to the facts of particular solar energy projects is subject to a number of uncertainties, in particular with respect to the new IRA provisions for which U.S. Treasury regulations (“Treasury Regulations”) will continue to be forthcoming, and there can be no assurance that the IRS will agree with our approach in the event of an audit. The U.S. Treasury is expected to continue issuing Treasury Regulations and additional guidance with respect to the application of the newly enacted IRA provisions, and the IRS and U.S. Treasury may modify existing guidance, possibly with retroactive effect. For example, in the Spring of 2023 the U.S. Treasury issued a Notice of Proposed Rulemaking (“NPRM”) titled “Definition of Qualifying Energy Property, Section 48 Investment Tax Credit” that is currently scheduled to begin in August 2023. Any of the foregoing items could reduce the amount of ITCs available to us and our tax equity partners. In this event, we could be required to indemnify tax equity partners for disallowed ITCs, adjust the terms of future tax equity partnerships, or seek alternative sources of funding for solar energy projects, each of which could have a material adverse effect on our business, financial condition, results of operations and prospects.

Future reductions in the Commercial ITC and any further legislative reductions or changes to the Commercial ITC may impact the attractiveness of solar energy to certain tax equity investors and could potentially harm our business. Obtaining tax equity funding (and tax equity funding on advantageous terms) also may become more challenging. Additionally, the benefits of the Commercial ITC have historically enhanced our ability to provide competitive pricing for customers. Reductions in, eliminations of or expirations of governmental incentives such as the Residential Clean Energy Credit could reduce the number of customers who choose to purchase our solar energy systems.

Additionally, potential investors must remain satisfied that the structures that we offer make the tax benefits associated with solar energy systems available to these investors, which depends on the investors’ assessment of the tax law, the absence of any unfavorable interpretations of that law and the continued application of existing tax law and interpretations to our funding structures. Changes in existing law or interpretations of existing law by the IRS and/or the courts could reduce the willingness of investors to invest in funds associated with these solar energy systems. Moreover, reductions to the corporate tax rate may reduce the appetite for tax benefits overall, which could reduce the pool of available funds. Accordingly, we cannot provide assurances that this type of financing will continue to be available to us. New investment fund structures or other financing mechanisms may become available, but if we are unable to take advantage of these fund structures and financing mechanisms, we may be at a competitive disadvantage. If, for any reason, we are unable to finance our solar service offerings through tax-advantaged structures or if we are unable to realize or monetize Commercial ITCs or other tax benefits, we may no longer be able to provide our solar service offerings to new customers on an economically viable basis, which would have a material adverse effect on our business, financial condition, and operations.

If the IRS makes determinations that the creditable basis of our solar energy systems is materially lower than what we have claimed, we may have to pay significant amounts to our fund investors, and our business, financial condition, and prospects may be materially and adversely affected.

We and our fund investors claim the Commercial ITC in amounts based on the purchase price paid by our funds for our solar energy systems. Such purchase prices are based on the fair market value of our systems as determined pursuant to independent appraisals obtained by us. With respect to Commercial ITCs, the IRS may on audit determine that the creditable basis for our energy systems is lower than the amount determined by the appraisal and accordingly argue that the tax credits previously claimed must be reduced. If the creditable basis is determined in these circumstances to be less than what we or our tax equity investment funds reported, we may owe our fund investors an amount equal to the amount by which the ITCs are reduced (including any interest and penalties), plus any costs and expenses associated with a challenge to that valuation. We could also be subject to tax liabilities, including interest and penalties. If the IRS further disagrees now or in the future with the amounts we or our tax equity investment funds reported regarding the creditable or depreciable basis of our solar energy systems, it could have a material adverse effect on our business, financial condition, and prospects.

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

The IRS is auditing one of our investment funds covered by our 2018 insurance policy in an audit involving a review of the creditable basis of our solar energy systems. If this audit results in an adverse final determination, we may be subject to an indemnity obligation to our investor, which may result in certain limited out-of-pocket costs and potential increased insurance premiums in the future.

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

Our business depends on government policies that promote and support solar energy and enhance the economic viability of owning solar energy systems. U.S. federal, state and local governmental bodies provide incentives to owners, distributors, installers and manufacturers of solar energy systems to promote solar energy. These incentives include Commercial ITCs and Residential Energy Efficient Property Credit, as discussed above, as well as other tax credits, rebates and solar renewable energy credits (“SRECs”) associated with solar energy generation. Some markets, such as New Jersey and Maryland, currently utilize SRECs. SRECs can be volatile and their value could decrease over time as the supply of SREC-producing solar energy systems installed in a particular market increases. We rely on these incentives to lower our cost of capital and to attract investors, all of which enable us to lower the price we charge customers for our solar service offerings. These incentives have had a significant impact on the development of solar energy but they could change at any time, especially after changes in the Administration or Congress. These incentives may also expire on a particular date, end when the allocated funding is exhausted, or be reduced, terminated or repealed without notice. The financial value of certain incentives may also decrease over time.

In December 2017, significant federal tax legislation was enacted, including a change to the corporate tax rate (the “Tax Act”). As part of the Tax Act, the current corporate income tax rate was reduced, and there were other changes including limiting or eliminating various other deductions, credits and tax preferences. This reduction in the corporate income tax rate may have reduced appetite for the Commercial ITC and depreciation benefits available with respect to solar facilities. The IRA implemented a corporate alternative minimum tax of 15% of financial statement income (subject to certain adjustments) for companies that report over $1 billion in profits to shareholders; similar to existing law, business credits (including Commercial ITCs) are limited to 75% of income in excess of $25,000 (with no limit against the first $25,000). We cannot predict whether and to what extent the U.S. corporate income tax rate will change under the Biden administration. The U.S. Congress is constantly considering changes to the tax code. For example, on June 13, 2023, the House Ways & Means Committee passed legislation (H.R. 3938) that, if it became law, would eliminate the IRA’s Clean Electricity Investment Credit, which is scheduled to take effect on January 1, 2025. Further limitations on, or elimination of, the tax benefits that support the financing of solar energy under current U.S. law could significantly impact our ability to raise tax equity investment funds or impact the terms thereof, including the amount of cash distributable to our investors. Similarly, any unfavorable interpretations of tax law by the IRS and/or the courts with respect to our financing structures could reduce the willingness of investors to invest in our funds associated with any such structure.

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

We are required under generally accepted accounting principles to test goodwill for impairment at least annually or when events or changes in circumstances indicate that the carrying amount may be impaired, and to review our intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Factors that can lead to impairment of goodwill and intangible assets include significant adverse changes in the business climate and actual or projected operating results, declines in the financial condition of our business and sustained decrease in our stock price. During the first quarter of fiscal 2023, we performed a quantitative assessment as of March 31, 2023 related to the recoverability of our goodwill for our one reporting unit and concluded that the fair value of our one reporting unit exceeded its carrying amount as of March 31, 2023. For further information regarding the assessment please see Note 2, Summary of Significant Accounting Policies in this Quarterly Report on Form 10-Q. We performed a qualitative assessment as of June 30, 2023 and concluded no further evaluation was required. However, if we identify any factors that could indicate an impairment, including a sustained decrease in our stock price, we may be required to record charges to earnings if our goodwill becomes impaired.

Risks Related to Ownership of Our Common Stock

Our executive officers, directors and principal stockholders continue to have substantial control over us, which will limit your ability to influence the outcome of important matters, including a change in control.

Our executive officers, directors and each of our stockholders who beneficially own 5% or more of our outstanding common stock and their affiliates, in the aggregate, beneficially own approximately 32.4% of the outstanding shares of our common stock, based on the number of shares outstanding as of June 30, 2023. As a result, these stockholders, if acting together, will be able to influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. They may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentrated control may have the effect of delaying or preventing a change in control of our company, could deprive our stockholders of an opportunity to receive a premium for their capital stock and might ultimately affect the market price of our common stock.

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

Anti-takeover provisions contained in our restated certificate of incorporation and amended and restated bylaws, as well as provisions of Delaware law, could impair a takeover attempt.

Our restated certificate of incorporation, amended and restated bylaws and Delaware law contain provisions that could have the effect of rendering more difficult, delaying, or preventing an acquisition deemed undesirable by our board of directors and therefore depress the trading price of our common stock. Among other things, our restated certificate of incorporation and amended and restated bylaws include provisions:

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

As a Delaware corporation, we are also subject to provisions of Delaware law, including Section 203 of the Delaware General Corporation law, which prevents certain stockholders holding more than 15% of our outstanding capital stock from engaging in certain business combinations without approval of the holders of at least two-thirds of our outstanding capital stock not held by such stockholder. Any provision of our restated certificate of incorporation, amended and restated bylaws or Delaware law that has the effect of delaying or preventing a change in control could limit the opportunity for our stockholders to receive a premium for their shares of our capital stock and could also affect the price that some investors are willing to pay for our common stock.

Provisions contained in our restated certificate of incorporation and amended and restated bylaws limit the ability of our stockholders to call special meetings and prohibit stockholder action by written consent.

Our restated certificate of incorporation provides that our stockholders may not take action by written consent. Instead, any such actions must be taken at an annual or special meeting of our stockholders. As a result, our stockholders are not able to take any action without first holding a meeting of our stockholders called in accordance with the provisions of our amended and restated bylaws, including advance notice procedures set forth in our amended and restated bylaws. Our amended and restated bylaws further provide that special meetings of our stockholders may be called only by a majority of our board of directors, the chairman of our board of directors, our Chief Executive Officer or our President. As a result, our stockholders are not allowed to call a special meeting. These provisions may delay the ability of our stockholders to force consideration of a stockholder proposal, including a proposal to remove directors.

Provisions contained in our restated certificate of incorporation and amended and restated bylaws could preclude our stockholders from bringing matters before meetings of stockholders and delay changes in our board of directors.

Our amended and restated bylaws provide advance notice procedures for stockholders seeking to bring business before, or nominate candidates for election as directors at, our annual or special meetings of stockholders. In addition, our restated certificate of incorporation provides that stockholders may remove directors only for cause. Any amendment of these provisions in our amended and restated bylaws or restated certificate of incorporation would require approval by holders of a majority of our then outstanding capital stock. These provisions could preclude our stockholders from bringing matters before annual or special meetings of stockholders and delay changes in our board of directors.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sales of Equity Securities
None.
Issuer Purchases of Equity Securities
None.

Item 5. OTHER INFORMATION

On June 2, 2023, Danny Abajian, our Chief Financial Officer, adopted a trading plan for the sale of the Company’s common stock that is intended to satisfy the affirmative defense of Rule 10b5-1(c). The trading plan will expire on May 30, 2025 and provides for an aggregate of approximately 297,339 shares of common stock to be sold, should the Company's stock price reach a series of certain price thresholds.

Item 6. EXHIBITS
The documents listed in the Exhibit Index of this Quarterly Report on Form 10-Q are incorporated by reference or are filed with this Quarterly Report on Form 10-Q, in each case as indicated therein (numbered in accordance with Item 601 of Regulation S-K).

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1	Restated Certificate of Incorporation of Sunrun Inc.	8-K	001-37511	3.3	6/07/2023

3.2	Bylaws of Sunrun Inc., Amended and Restated as of June 2, 2023.	8-K	001-37511	3.4	6/07/2023

10.1¥
Credit Agreement, dated as of April 20, 2021, by and among Sunrun Luna Portfolio 2021, LLC, as Borrower, Atlas Securitized Products Holdings, L.P., as Administrative Agent, Wells Fargo Bank, National Association, as Collateral Agent and Paying Agent, and the Lenders and Funding Agents party thereto from time to time, as amended by the Amendment to the Credit Agreement, dated as of May 5, 2021, the Second Amendment to Credit Agreement, dated as of October 8, 2021, the Third Amendment to Credit Agreement, dated as of March 23, 2022, and Fourth Amendment to Credit Agreement and First Amendment to Amended and Restated Custodial Agreement, dated as of May 10, 2023
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

SUNRUN INC.

Date: August 2, 2023	By:	/s/ Mary Powell
Mary Powell
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Danny Abajian
Danny Abajian
Chief Financial Officer
(Principal Financial Officer)