Form 10-Q
period 2023-09-30
Sunrun Inc.
filed 2023-11-01
CIK 1469367

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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

As of October 27, 2023, the number of shares of the registrant’s common stock outstanding was 217,878,898.

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

•Regulators may impose rules on the type of electricians qualified to install and service our solar and battery systems in California, which may result in workforce shortages, operational delays, and increased costs.
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

Sunrun Inc.
Consolidated Balance Sheets
(In Thousands, Except Share Par Values)
(Unaudited)

	September 30, 2023	December 31, 2022
Assets
Current assets:
Cash	$643,787	$740,508
Restricted cash	308,010	212,367
Accounts receivable (net of allowances for credit losses of $14,050 and $13,381 as of September 30, 2023 and December 31, 2022, respectively)	188,892	214,255
Inventories	661,801	783,904
Prepaid expenses and other current assets	126,028	146,609
Total current assets	1,928,518	2,097,643
Restricted cash	148	148
Solar energy systems, net	12,528,617	10,988,361
Property and equipment, net	128,015	67,439
Intangible assets, net	1,273	7,527
Goodwill	3,122,168	4,280,169
Other assets	2,318,376	1,827,518
Total assets (1)	$20,027,115	$19,268,805
Liabilities and total equity
Current liabilities:
Accounts payable	$296,453	$339,166
Distributions payable to noncontrolling interests and redeemable noncontrolling interests	32,697	32,050
Accrued expenses and other liabilities	381,453	406,466
Deferred revenue, current portion	128,894	183,719
Deferred grants, current portion	8,211	8,252
Finance lease obligations, current portion	18,611	11,444
Non-recourse debt, current portion	540,517	157,810
Pass-through financing obligation, current portion	16,432	16,544
Total current liabilities	1,423,268	1,155,451
Deferred revenue, net of current portion	1,025,890	912,254
Deferred grants, net of current portion	193,754	201,094
Finance lease obligations, net of current portion	56,472	17,302
Convertible senior notes	394,583	392,882
Line of credit	517,248	505,158
Non-recourse debt, net of current portion	8,785,196	7,343,299
Pass-through financing obligation, net of current portion	280,974	289,011
Other liabilities	138,058	140,290
Deferred tax liabilities	137,294	133,047
Total liabilities (1)	12,952,737	11,089,788
Commitments and contingencies (Note 15)
Redeemable noncontrolling interests	683,449	609,702
Stockholders’ equity:
Preferred stock, $0.0001 par value—authorized, 200,000 shares as of September 30, 2023 and December 31, 2022; no shares issued and outstanding as of September 30, 2023 and December 31, 2022	—	—
Common stock, $0.0001 par value—authorized, 2,000,000 shares as of September 30, 2023 and December 31, 2022; issued and outstanding, 217,714 and 214,184 shares as of September 30, 2023 and December 31, 2022, respectively	22	21
Additional paid-in capital	6,575,428	6,470,194
Accumulated other comprehensive income	119,233	67,109
Retained earnings	(1,083,575)	170,798
Total stockholders’ equity	5,611,108	6,708,122
Noncontrolling interests	779,821	861,193
Total equity	6,390,929	7,569,315
Total liabilities, redeemable noncontrolling interests and total equity	$20,027,115	$19,268,805

1)The Company’s consolidated assets as of September 30, 2023 and December 31, 2022 include $10,952,422 and $10,031,506, respectively, in assets of variable interest entities (“VIEs”) that can only be used to settle obligations of the VIEs. These assets include solar energy systems, net as of September 30, 2023 and December 31, 2022 of $9,942,904 and $8,968,835, respectively; cash as of September 30, 2023 and December 31, 2022 of $250,476 and $457,005, respectively; restricted cash as of September 30, 2023 and December 31, 2022 of $47,379 and $44,514, respectively; accounts receivable, net as of September 30, 2023 and December 31, 2022 of $75,584 and $66,847, respectively; inventories as of September 30, 2023 and December 31, 2022 of $264,433 and $193,836, respectively; prepaid expenses and other current assets as of September 30, 2023 and December 31, 2022 of $14,043 and $12,698, respectively; and other assets as of September 30, 2023 and December 31, 2022 of $357,603 and $287,771, respectively. The Company’s consolidated liabilities as of September 30, 2023 and December 31, 2022 include $2,267,311 and $2,227,002, respectively, in liabilities of VIEs whose creditors have no recourse to the Company. These liabilities include accounts payable as of September 30, 2023 and December 31, 2022 of $12,296 and $36,315, respectively; distributions payable to noncontrolling interests and redeemable noncontrolling interests as of September 30, 2023 and December 31, 2022 of $32,698 and $32,051, respectively; accrued expenses and other current liabilities as of September 30, 2023 and December 31, 2022 of $32,817 and $32,512, respectively; deferred revenue as of September 30, 2023 and December 31, 2022 of $662,151 and $621,457, respectively; non-recourse debt as of September 30, 2023 and December 31, 2022 of $1,511,087 and $1,489,407, respectively; and other liabilities as of September 30, 2023 and December 31, 2022 of $16,262 and $15,260, respectively.
The accompanying notes are an integral part of these consolidated financial statements.

Sunrun Inc.
Consolidated Statements of Operations
(In Thousands, Except Per Share Amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue:
Customer agreements and incentives	$316,528	$271,211	$865,151	$740,789
Solar energy systems and product sales	246,653	360,695	878,072	971,481
Total revenue	563,181	631,906	1,743,223	1,712,270
Operating expenses:
Cost of customer agreements and incentives	283,742	209,539	789,334	613,878
Cost of solar energy systems and product sales	234,274	311,782	824,830	854,105
Sales and marketing	176,349	193,992	574,061	556,346
Research and development	5,039	4,398	14,153	16,794
General and administrative	48,452	47,099	156,704	140,126
Goodwill impairment	1,158,000	—	1,158,000	—
Amortization of intangible assets	4,802	1,341	7,253	4,023
Total operating expenses	1,910,658	768,151	3,524,335	2,185,272
Loss from operations	(1,347,477)	(136,245)	(1,781,112)	(473,002)
Interest expense, net	(171,288)	(117,214)	(471,163)	(312,513)
Other income, net	77,673	97,953	93,744	263,784
Loss before income taxes	(1,441,092)	(155,506)	(2,158,531)	(521,731)
Income tax expense (benefit)	29,846	—	(11,096)	—
Net loss	(1,470,938)	(155,506)	(2,147,435)	(521,731)
Net loss attributable to noncontrolling interests and redeemable noncontrolling interests	(401,479)	(366,066)	(893,062)	(632,087)
Net (loss) income attributable to common stockholders	$(1,069,459)	$210,560	$(1,254,373)	$110,356
Net (loss) income per share attributable to common stockholders
Basic	$(4.92)	$0.99	$(5.81)	$0.52
Diluted	$(4.92)	$0.96	$(5.81)	$0.51
Weighted average shares used to compute net (loss) income per share attributable to common stockholders
Basic	217,344	212,696	216,029	210,609
Diluted	217,344	220,850	216,029	218,662

The accompanying notes are an integral part of these consolidated financial statements.

Sunrun Inc.
Consolidated Statements of Comprehensive (Loss) Income
(In Thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net (loss) income attributable to common stockholders	$(1,069,459)	$210,560	$(1,254,373)	$110,356
Unrealized gain on derivatives, net of income taxes	62,021	38,545	71,412	150,751
Adjustment for net (gain) loss on derivatives recognized into earnings, net of income taxes	(7,522)	(5,808)	(19,288)	762
Other comprehensive income	54,499	32,737	52,124	151,513
Comprehensive (loss) income	$(1,014,960)	$243,297	$(1,202,249)	$261,869

Sunrun Inc.
Consolidated Statements of Redeemable Noncontrolling Interests and Equity
Three Months Ended September 30, 2023 and 2022
(In Thousands)
(Unaudited)

	Three Months Ended September 30, 2023
	Redeemable Noncontrolling Interests	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total Stockholders' Equity	Noncontrolling Interests	Total Equity
		Shares	Amount
Balance at June 30, 2023	$609,573	217,044	$22	$6,546,814	$64,734	$(14,116)	$6,597,454	$988,090	$7,585,544
Exercise of stock options	—	55	—	283	—	—	283	—	283
Issuance of restricted stock units, net of tax withholdings	—	615	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	27,654	—	—	27,654	—	27,654
Contributions from noncontrolling interests and redeemable noncontrolling interests	149,998	—	—	—	—	—	—	205,004	205,004
Distributions to noncontrolling interests and redeemable noncontrolling interests	(17,132)	—	—	—	—	—	—	(35,653)	(35,653)
Net loss	(51,220)	—	—	—	—	(1,069,459)	(1,069,459)	(350,259)	(1,419,718)
Acquisition of noncontrolling interests	(7,770)	—	—	677	—	—	677	(27,361)	(26,684)
Other comprehensive income, net of income taxes	—	—	—	—	54,499	—	54,499	—	54,499
Balance at September 30, 2023	$683,449	217,714	$22	$6,575,428	$119,233	$(1,083,575)	$5,611,108	$779,821	$6,390,929

	Three Months Ended September 30, 2022
	Redeemable Noncontrolling Interests	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total Stockholders' Equity	Noncontrolling Interests	Total Equity
		Shares	Amount
Balance at June 30, 2022	$639,740	211,943	$21	$6,403,716	$45,726	$(102,783)	$6,346,680	$826,221	$7,172,901
Exercise of stock options	—	596	—	4,717	—	—	4,717	—	4,717
Issuance of restricted stock units, net of tax withholdings	—	415	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	25,487	—	—	25,487	—	25,487
Contributions from noncontrolling interests and redeemable noncontrolling interests	—	—	—	—	—	—	—	393,799	393,799
Distributions to noncontrolling interests and redeemable noncontrolling interests	(18,247)	—	—	—	—	—	—	(35,191)	(35,191)
Net (loss) income	(12,014)	—	—	—	—	210,560	210,560	(354,052)	(143,492)
Acquisition of noncontrolling interest	—	—	—	(1,680)	—	—	(1,680)	(5,520)	(7,200)
Other comprehensive income, net of income taxes	—	—	—	—	32,737	—	32,737	—	32,737
Balance at September 30, 2022	$609,479	212,954	$21	$6,432,240	$78,463	$107,777	$6,618,501	$825,257	$7,443,758

Sunrun Inc.
Consolidated Statements of Redeemable Noncontrolling Interests and Equity
Nine Months Ended September 30, 2023 and 2022
(In Thousands)
(Unaudited)

	Nine Months Ended September 30, 2023
	Redeemable Noncontrolling Interests	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total Stockholders' Equity	Noncontrolling Interests	Total Equity
		Shares	Amount
Balance at December 31, 2022	$609,702	214,184	$21	$6,470,194	$67,109	$170,798	$6,708,122	$861,193	$7,569,315
Exercise of stock options	—	580	—	3,601	—	—	3,601	—	3,601
Issuance of restricted stock units, net of tax withholdings	—	2,203	1	—	—	—	1	—	1
Shares issued in connection with the Employee Stock Purchase Plan	—	747	—	10,549	—	—	10,549	—	10,549
Stock-based compensation	—	—	—	85,938	—	—	85,938	—	85,938
Contributions from noncontrolling interests and redeemable noncontrolling interests	169,993	—	—	—	—	—	—	942,548	942,548
Distributions to noncontrolling interests and redeemable noncontrolling interests	(51,512)	—	—	—	—	—	—	(122,670)	(122,670)
Net loss	(24,723)	—	—	—	—	(1,254,373)	(1,254,373)	(868,339)	(2,122,712)
Acquisition of noncontrolling interests	(20,011)	—	—	5,146	—	—	5,146	(32,911)	(27,765)
Other comprehensive income, net of income taxes	—	—	—	—	52,124	—	52,124	—	52,124
Balance at September 30, 2023	$683,449	217,714	$22	$6,575,428	$119,233	$(1,083,575)	$5,611,108	$779,821	$6,390,929

	Nine Months Ended September 30, 2022
	Redeemable Noncontrolling Interests	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total Stockholders' Equity	Noncontrolling Interests	Total Equity
		Shares	Amount
Balance at December 31, 2021	$594,973	208,176	$21	$6,330,344	$(73,050))	$(2,579)	$6,254,736	$722,878	$6,977,614
Exercise of stock options	—	1,547	—	12,210	—	—	12,210	—	12,210
Issuance of restricted stock units, net of tax withholdings	—	2,532	—	—	—	—	—	—	—
Shares issued in connection with the Employee Stock Purchase Plan	—	699	—	10,345	—	—	10,345	—	10,345
Stock-based compensation	—	—	—	98,784	—	—	98,784	—	98,784
Contributions from noncontrolling interests and redeemable noncontrolling interests	100,019	—	—	—	—	—	—	825,531	825,531
Distributions to noncontrolling interests and redeemable noncontrolling interests	(50,451)	—	—	—	—	—	—	(108,197)	(108,197)
Net (loss) income	(35,062)	—	—	—	—	110,356	110,356	(597,025)	(486,669)
Acquisition of noncontrolling interest	—	—	—	(19,443)	—	—	(19,443)	(17,930)	(37,373)
Other comprehensive income, net of income taxes	—	—	—	—	151,513	—	151,513	—	151,513
Balance at September 30, 2022	$609,479	212,954	$21	$6,432,240	$78,463	$107,777	$6,618,501	$825,257	$7,443,758

Sunrun Inc.
Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Nine Months Ended September 30,
	2023	2022
Operating activities:
Net loss	$(2,147,435)	$(521,731)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization, net of amortization of deferred grants	388,645	331,856
Goodwill impairment	1,158,000	—
Deferred income taxes	(11,093)	—
Stock-based compensation expense	84,226	88,702
Interest on pass-through financing obligations	14,642	15,079
Reduction in pass-through financing obligations	(30,532)	(31,105)
Unrealized gain on derivatives	(80,121)	(191,818)
Other noncash items	142,434	26,368
Changes in operating assets and liabilities:
Accounts receivable	9,986	(87,307)
Inventories	122,103	(82,275)
Prepaid and other assets	(334,190)	(283,715)
Accounts payable	(56,271)	(14,763)
Accrued expenses and other liabilities	(24,487)	72,801
Deferred revenue	59,360	133,788
Net cash used in operating activities	(704,733)	(544,120)
Investing activities:
Payments for the costs of solar energy systems	(1,935,721)	(1,481,556)
Purchase of equity investment	—	(75,000)
Purchases of property and equipment, net	(16,298)	(10,820)
Net cash used in investing activities	(1,952,019)	(1,567,376)
Financing activities:
Proceeds from state tax credits, net of recapture	4,033	—
Proceeds from line of credit	651,398	1,018,967
Repayment of line of credit	(639,308)	(724,066)
Proceeds from issuance of non-recourse debt	3,189,480	2,381,630
Repayment of non-recourse debt	(1,399,799)	(1,166,720)
Payment of debt fees	(46,930)	(42,282)
Proceeds from pass-through financing and other obligations, net	6,712	1,451
Payment of finance lease obligations	(16,795)	(10,489)
Contributions received from noncontrolling interests and redeemable noncontrolling interests	1,112,541	925,550
Distributions paid to noncontrolling interests and redeemable noncontrolling interests	(173,536)	(152,105)
Acquisition of noncontrolling interest	(46,274)	(37,373)
Net proceeds related to stock-based award activities	14,152	22,555
Net cash provided by financing activities	2,655,674	2,217,118

Net change in cash and restricted cash	(1,078)	105,622
Cash and restricted cash, beginning of period	953,023	850,431
Cash and restricted cash, end of period	$951,945	$956,053
Supplemental disclosures of cash flow information
Cash paid for interest	$313,027	$209,723
Cash paid for income taxes	$—	$—
Supplemental disclosures of noncash investing and financing activities
Purchases of solar energy systems and property and equipment included in accounts payable and accrued expenses	$74,885	$52,246
Right-of-use assets obtained in exchange for new finance lease liabilities	$64,308	$17,000

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

Note 2. Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and applicable rules and regulations of the SEC regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. As such, these unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s annual report on Form 10-K for the year ended December 31, 2022. The results of the three and nine months ended September 30, 2023 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2023 or other future periods.

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
Revenue from external customers (including, but not limited to homeowners) for each group of similar products and services is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Customer agreements	$289,678	$234,219	$789,256	$656,724
Incentives	26,850	36,992	75,895	84,065
Customer agreements and incentives	316,528	271,211	865,151	740,789

Solar energy systems	135,476	241,697	566,861	651,010
Products	111,177	118,998	311,211	320,471
Solar energy systems and product sales	246,653	360,695	878,072	971,481
Total revenue	$563,181	$631,906	$1,743,223	$1,712,270

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

The following table provides a reconciliation of cash and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statement of cash flows. Cash and restricted cash consists of the following (in thousands):

	Nine Months Ended September 30,
	2023	2022
Beginning of period:
Cash	$740,508	$617,634
Restricted cash, current and long-term	212,515	232,797
Total	$953,023	$850,431

End of period:
Cash	$643,787	$672,083
Restricted cash, current and long-term	308,158	283,970
Total	$951,945	$956,053
Accounts Receivable
Accounts receivable consist of amounts due from customers, as well as state and utility rebates due from government agencies and utility companies. Under Customer Agreements, the customers typically assign incentive rebates to the Company.
Accounts receivable, net consists of the following (in thousands):

	September 30, 2023	December 31, 2022
Customer receivables	$195,480	$218,712
Other receivables	7,462	8,924
Allowance for credit losses	(14,050)	(13,381)
Total	$188,892	$214,255
Goodwill
Goodwill represents the excess of the purchase price over the fair value of assets acquired and liabilities assumed. Goodwill is reviewed for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value may be impaired. The Company has determined that it operates as one reporting unit and the Company’s goodwill is recorded at the enterprise level. The Company performs its annual impairment test of goodwill on October 1 of each fiscal year or whenever events or circumstances change or occur that would indicate that goodwill might be impaired. When assessing goodwill for impairment, the Company uses qualitative and if necessary, quantitative methods in accordance with FASB ASC Topic 350, Goodwill. The Company also considers its enterprise value and if necessary, discounted cash flow model, which involves assumptions and estimates, including the Company’s future financial performance, weighted average cost of capital and interpretation of currently enacted tax laws.

Circumstances that could indicate impairment and require the Company to perform a quantitative impairment test include significant declines in the Company’s financial results or enterprise value relative to its net book value or a sustained decline in the Company's stock price below its book value, coupled with declines in valuations for comparable public companies or acquisition premiums. The Company tests goodwill for impairment for its one reporting unit using a fair value approach. The Company’s stock price has continued to decline during 2023, consistent with other industry peers, experiencing a significant decline during the third quarter. A sustained decrease in the Company’s stock price is one of the qualitative factors to be considered as part of an impairment test when evaluating whether events or changes in circumstances may indicate that it is more likely than not that a potential goodwill impairment exists.

Due to the continued material sustained decline in the Company’s market capitalization after consideration of a control premium below the book value of equity, the Company performed a quantitative assessment as of September 30, 2023 related to the recoverability of its goodwill for its one reporting unit. The Company estimated the fair value of its reporting unit primarily based on consideration of an income approach analysis. Under the income approach, future cash flows of the Company were estimated and converted to present value based on a discount rate reflecting a market participant risk-adjusted rate of return. As of September 30, 2023, the Company concluded that the fair value of the Company’s one reporting unit did not exceed its carrying value and recorded a non-cash goodwill impairment charge of $1.2 billion in its Consolidated Statement of Operations. This impairment charge did not impact the Company’s liquidity position, its debt covenants or cash flows.

The significant assumptions and estimates used in the assessment include, among others, estimated future net annual contracted cash flows under its existing long term customer agreements, as well as future growth estimates which rely on management judgements. The Company selected estimates used in the discounted cash flow projections using historical data as well as current and anticipated market conditions, and estimated growth rates with consideration of published industry trends. The Company also compared the total invested capital (including market capitalization) to the fair value of its reporting unit to assess the reasonableness of fair value after consideration of a control premium based on observable comparable company transactions. After the impairment charge, the fair value of the Company’s one reporting unit approximated its estimated carrying value as of September 30, 2023.

Should, among other events and circumstances, industry conditions deteriorate, the outlook for future operating results and cash flow decline or regulations change, costs of equity or debt capital increase, valuations for comparable public companies or comparable acquisition valuations decrease, or the Company's market capitalization experience a further sustained decline below its book value, the Company may need to further reassess the recoverability of goodwill in future periods. Given the inherent estimation uncertainty in assumptions underlying a discounted cashflow analysis, actual conditions may differ materially from the Company’s estimates, which could result in additional impairment charges.
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
The opening balance of deferred revenue was $873.6 million as of December 31, 2021. Deferred revenue consists of the following (in thousands):

	September 30, 2023	December 31, 2022
Under Customer Agreements:
Payments received, net	$864,546	$840,771
Financing component balance	70,552	65,326
	935,098	906,097

Under SREC contracts:
Payments received, net	207,908	179,416
Financing component balance	11,778	10,460
	219,686	189,876

Total	$1,154,784	$1,095,973

During the three months ended September 30, 2023 and 2022, the Company recognized revenue of $31.0 million and $27.5 million, respectively, and in the nine months ended September 30, 2023 and 2022, the Company recognized revenue of $84.7 million and $73.4 million, respectively, from amounts included in deferred revenue at the beginning of the respective periods. Revenue allocated to remaining performance obligations represents contracted revenue that has not yet been recognized and includes deferred revenue as well as amounts that will be invoiced and recognized as revenue in future periods. Contracted but not yet recognized revenue was approximately $23.6 billion as of September 30, 2023, of which the Company expects to recognize approximately 5% over the next 12 months. The annual recognition is not expected to vary significantly over the next 10 years as the vast majority of existing Customer Agreements have at least 10 years remaining, given that the average age of the Company's fleet of residential solar energy systems under Customer Agreements is less than five years due to the Company being formed in 2007 and having experienced significant growth in the last few years. The annual recognition on these existing contracts will gradually decline over the midpoint of the Customer Agreements over the following 10 years as the typical 20- or 25-year initial term expires on individual Customer Agreements.
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

Certain assets are measured at fair value on a non-recurring basis. These assets are not measured at fair value on an ongoing basis, but are subject to fair value adjustments only in certain circumstances. These assets can include goodwill that is written down to fair value when they are impaired. Assets that are written down to fair value when impaired are not subsequently adjusted to fair value unless further impairment occurs.
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

Note 3. Fair Value Measurement
At September 30, 2023 and December 31, 2022, the carrying value of receivables, accounts payable, accrued expenses and distributions payable to noncontrolling interests approximates fair value due to their short-term nature and falls under the Level 2 hierarchy. The carrying values and fair values of debt instruments are as follows (in thousands):

	September 30, 2023		December 31, 2022
	Carrying Value	Fair Value	Carrying Value	Fair Value
Recourse debt	$911,830	$805,331	$898,040	$787,340
Senior debt	3,662,600	3,597,216	3,238,633	3,176,774
Subordinated debt	2,220,784	2,078,182	1,743,048	1,625,258
Securitization debt	3,442,330	3,066,258	2,519,428	2,169,247
Total	$10,237,544	$9,546,987	$8,399,149	$7,758,619
At September 30, 2023 and December 31, 2022, the fair value of certain recourse debt and certain senior, subordinated and securitization loans approximate their carrying values because their interest rates are variable rates that approximate rates currently available to the Company. At September 30, 2023 and December 31, 2022, the fair value of the Company’s other debt instruments are based on rates currently offered for debt with similar maturities and terms. The Company’s fair value of the debt instruments fell under the Level 2 hierarchy. These valuation approaches involve some level of management estimation and judgment, the degree of which is dependent on the price transparency for the instruments or market.
At September 30, 2023 and December 31, 2022, financial instruments measured at fair value on a recurring basis, based upon the fair value hierarchy, are as follows (in thousands):

	September 30, 2023
	Level 1	Level 2	Level 3	Total
Derivative assets:
Interest rate swaps	$—	$258,923	$—	$258,923
Total	$—	$258,923	$—	$258,923
Derivative liabilities:
Interest rate swaps	$—	$6	$—	$6
Total	$—	$6	$—	$6

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Derivative assets:
Interest rate swaps	$—	$177,827	$—	$177,827
Total	$—	$177,827	$—	$177,827
Derivative liabilities:
Interest rate swaps	$—	$8,247	$—	$8,247
Total	$—	$8,247	$—	$8,247

The above balances are recorded in other assets and other liabilities, respectively, in the consolidated balance sheets, except for $64.9 million and $55.0 million as of September 30, 2023 and December 31, 2022, respectively, which is recorded in prepaid and other assets.
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

Note 4. Inventories
Inventories consist of the following (in thousands):

	September 30, 2023	December 31, 2022
Raw materials	$594,435	$671,880
Work-in-process	67,366	112,024
Total	$661,801	$783,904

Note 5. Solar Energy Systems, net
Solar energy systems, net consists of the following (in thousands):

	September 30, 2023	December 31, 2022
Solar energy system equipment costs	$12,068,415	$10,529,852
Inverters and batteries	1,683,328	1,384,776
Total solar energy systems	13,751,743	11,914,628
Less: accumulated depreciation and amortization	(2,036,742)	(1,682,296)
Add: construction-in-progress	813,616	756,029
Total solar energy systems, net	$12,528,617	$10,988,361
All solar energy systems, including construction-in-progress, have been leased to or are subject to signed Customer Agreements with customers. The Company recorded depreciation expense related to solar energy systems of $128.0 million and $108.3 million for the three months ended September 30, 2023 and 2022, respectively, and $365.4 million and $313.8 million for the nine months ended September 30, 2023 and 2022, respectively. The depreciation expense was reduced by the amortization of deferred grants of $2.0 million and $2.1 million for the three months ended September 30, 2023 and 2022, respectively, and $6.2 million and $6.2 million for the nine months ended September 30, 2023 and 2022, respectively.

Note 6. Other Assets
Other assets consist of the following (in thousands):

	September 30, 2023	December 31, 2022
Costs to obtain contracts - customer agreements	$1,447,418	$1,096,346
Costs to obtain contracts - incentives	2,481	2,481
Accumulated amortization of costs to obtain contracts	(151,968)	(112,968)
Unbilled receivables	425,234	324,385
Allowance for credit losses on unbilled receivables	(4,338)	(3,322)
Equity investment	186,226	186,197
Operating lease right-of-use assets	99,063	104,759
Other assets	314,260	229,640
Total	$2,318,376	$1,827,518
The Company recorded amortization of costs to obtain contracts of $13.5 million and $9.8 million for the three months ended September 30, 2023 and 2022, respectively, and $39.5 million and $27.1 million for the nine months ended September 30, 2023 and 2022, respectively, in Sales and marketing in the consolidated statements of operations.
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

Note 7. Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consist of the following (in thousands):

	September 30, 2023	December 31, 2022
Accrued employee compensation	$115,687	$101,621
Accrued interest	80,006	63,595
Operating lease obligations	31,637	31,307
Other accrued expenses	154,123	209,943
Total	$381,453	$406,466

Note 8. Indebtedness
As of September 30, 2023, debt consisted of the following (in thousands, except percentages):

	September 30, 2023	December 31, 2022	Unused Borrowing Capacity (1)	Weighted Average Interest Rate at September 30, 2023 (2)	Weighted Average Interest Rate at December 31, 2022 (2)	Contractual Interest Rate (3)	Contractual Maturity Date
Recourse debt
Bank line of credit (4)	$517,247	$505,158	$31,000	8.95%	6.01%	SOFR +3.25%	January 2025
0% Convertible Senior Notes (5)	400,000	400,000	—	—%	—%	—%	February 2026
Total recourse debt	917,247	905,158	31,000
Unamortized debt discount	(5,417)	(7,118)	—
Total recourse debt, net	911,830	898,040	31,000

Non-recourse debt (6)
Senior revolving and delayed draw loans (7)	1,404,702	1,560,002	132,400	7.49%	6.49%	SOFR +2.00%- 3.10%	April 2025 - March 2027
Senior non-revolving loans (10)	2,257,516	1,680,444	—	6.97%	6.00%	4.66% - 6.93%; SOFR +1.75% - 2.50%	April 2024 - July 2053
Subordinated revolving and delayed draw loans (7)(11)	168,400	333,800	13,100	11.85%	9.58%	SOFR +3.50% - 9.10%	April 2024 - March 2027
Subordinated loans (8)(9)	2,090,880	1,442,336	—	9.18%	8.76%	7.00% - 10.50%; SOFR +6.00% - 6.75%	November 2025 - January 2042
Securitized loans	3,488,203	2,531,465	—	4.62%	3.87%	2.27% - 6.60%	July 2045 - January 2059
Total non-recourse debt	9,409,701	7,548,047	145,500
Unamortized debt discount, net	(83,987)	(46,938)	—
Total non-recourse debt, net	9,325,714	7,501,109	145,500
Total debt, net	$10,237,544	$8,399,149	$176,500

(1)    Represents the additional amount the Company could borrow, if any, based on the state of its existing assets as of September 30, 2023.
(2)    Reflects weighted average contractual, unhedged rates. See Note 9, Derivatives for hedge rates.
(3)    Ranges shown reflect fixed interest rate and rates using SOFR, as applicable.

(4)    The former working capital facility was terminated in January 2022 and was replaced by this syndicated working capital facility with banks has a total commitment up to $600.0 million and is secured by substantially all of the unencumbered assets of the Company, as well as ownership interests in certain subsidiaries of the Company. Borrowings under the Facility may be designated as Base Rate Loans or Term SOFR Loans, subject to certain terms and conditions under the Credit Agreement. Base Rate Loans accrue interest at a rate per year equal to 2.25% plus the highest of (a) the federal funds rate plus 0.50%, (b) the interest rate determined from time to time by the Administrative Agent as its prime rate and notified to the Company, (c) the Adjusted Term SOFR Rate (defined below) for a one-month interest period in effect on such day (or if such day is not a business day, the immediately preceding business day) plus 1.00% and (d) 0.00%. Term SOFR Loans accrue interest at a rate per annum equal to (a) 3.25% plus (b) the greater of (i) 0.00% and (ii) the sum of (x) the forward-looking term rate for a period comparable to the applicable available tenor based on SOFR that is published by CME Group Benchmark Administration Ltd or a successor for the applicable interest period and (y) (1) if the applicable interest period is one month, 0.11448%, (2) if the applicable interest period is three months, 0.26161% or (c) if the applicable interest period is six months, 0.42826% (the rate pursuant to clause (b), the "Adjusted Term SOFR Rate"). This facility is subject to various restrictive covenants, such as the completion and presentation of audited consolidated financial statements, maintaining a minimum modified interest coverage ratio, a minimum modified current ratio, a maximum modified leverage ratio, and a minimum unencumbered cash balance, in each case, tested quarterly. The Company was in compliance with all debt covenants as of September 30, 2023.
(5)    These convertible senior notes ("Notes") will not bear regular interest, and the principal amount of the notes will not accrete. The Notes may bear special interest under specified circumstances relating to the Company’s failure to comply with its reporting obligations under the Indenture or if the Notes are not freely tradeable as required by the Indenture. The Notes will mature on February 1, 2026, unless earlier repurchased by the Company, redeemed by the Company or converted pursuant to their terms. The initial conversion rate of the Notes is 8.4807 shares of the Company’s common stock, par value $0.0001 per share, per $1,000 principal amount of Notes, which is equivalent to an initial conversion price of approximately $117.91 per share. The conversion rate will be subject to adjustment upon the occurrence of certain specified events but will not be adjusted for any accrued and unpaid special interest. In addition, upon the occurrence of a make-whole fundamental change or an issuance of a notice of redemption, the Company will, in certain circumstances, increase the conversion rate by a number of additional shares for a holder that elects to convert its Notes in connection with such make-whole fundamental change or notice of redemption. The debt discount recorded on the Notes is being amortized to interest expense at an effective interest rate of 0.57%. As of September 30, 2023, $6.0 million of the debt discount was amortized to interest expense inception to date. In connection with the offering of the Notes, the Company entered into privately negotiated capped call transactions (“Capped Calls”) with certain of the initial purchasers and/or their respective affiliates at a cost of approximately $28.0 million. The Capped Calls are classified as equity and were recorded to additional paid-in-capital within stockholders’ equity as of March 31, 2021. The Capped Calls each have an initial strike price of approximately $117.91 per share, subject to certain adjustments, which corresponds to the initial conversion price of the Notes. The Capped Calls have initial cap prices of $157.22 per share. The Capped Calls cover, subject to anti-dilution adjustments, approximately 3.4 million shares of common stock. The Capped Calls are expected generally to reduce the potential dilution to the common stock upon any conversion of Notes and/or offset any cash payments the Company is required to make in excess of the principal amount of the Notes, as the case may be, in the event the market price per share of common stock, as measured under the Capped Calls, is greater than the strike price of the Capped Call, with such offset subject to a cap. If, however, the market price per share of the common stock, as measured under the Capped Calls, exceeds the cap price of the Capped Calls, there would be dilution and/or there would not be an offset of such potential cash payments, in each case, to the extent that the then-market price per share of the common stock exceeds the cap price. The final components of the Capped Calls are scheduled to expire on January 29, 2026. None of the conversion criteria has been met as of September 30, 2023.
(6)    Certain loans under this category are part of project equity transactions.
(7)    Pursuant to the terms of the aggregation facilities within this category the Company may draw up to an aggregate principal amount of $2.2 billion in revolver borrowings depending on the available borrowing base at the time.
(8)    A loan under this category with an outstanding balance of $137.0 million as of September 30, 2023 contains a put option that can be exercised beginning in 2036 that would require the Company to pay off the entire loan on November 30, 2037.
(9)    Loans under this category with a floating rate had a total outstanding balance of $454.3 million as of September 30, 2023.

(10)    As of September 30, 2023, a loan under this category had a balance of $162.4 million with a maturity date of April 2024 and is reflected in Non-recourse debt, current portion within the Consolidated Balance Sheet. Although there is no assurance that the Company will be able to do so, the Company believes that it is probable that it will be able to extend or otherwise refinance the facility prior to maturity.
(11)    As of September 30, 2023, a loan under this category had a balance of $122.4 million with a maturity date of April 2024 and is reflected in Non-recourse debt, current portion within the Consolidated Balance Sheet. Although there is no assurance that the Company will be able to do so, the Company believes that it is probable that it will be able to extend or otherwise refinance the facility prior to maturity.

Senior and Subordinated Debt Facilities
Each of the Company's senior and subordinated debt facilities contain customary covenants, including the requirement to maintain certain financial measurements and provide lender reporting. Each of the senior and subordinated debt facilities also contain certain provisions in the event of default that entitle lenders to take certain actions including acceleration of amounts due under the facilities and acquisition of membership interests and assets that are pledged to the lenders under the terms of the senior and subordinated debt facilities. The facilities are non-recourse to the Company and are secured by net cash flows from Customer Agreements or inventories less certain operating, maintenance and other expenses that are available to the borrower after distributions to tax equity investors, where applicable. Under the terms of these facilities, the Company's subsidiaries pay interest and principal from the net cash flows available to the subsidiaries. The Company was in compliance with all debt covenants as of September 30, 2023.
Non-Recourse Financings
In connection with each of the Company's non-recourse financings (including securitized note facilities), assets (consisting of membership interests in project companies that own photovoltaic systems and related customer agreements) were contributed by the Company to special purpose subsidiaries of the Company (each a “Non-Recourse Borrower”). Each of such financings contains customary covenants including the requirement to provide reporting to the indenture trustee or collateral agent and, if applicable, ratings agencies. Each of the financings also contains certain provisions which entitle the indenture trustee or collateral agent to take certain actions upon the occurrence of an event of default, including acceleration of amounts due under the facilities and the foreclosure on the assets of the Non-Recourse Borrower that are pledged to the lenders under the terms thereof. The facilities are non-recourse to the Company and are secured by first priority security interests by each Non-Recourse Borrower in favor of the indenture trustee or collateral agent in all of the Non-Recourse Borrower’s assets including the cash flows from Customer Agreements which are available to each Non-Recourse Borrower after giving effect to certain operating, maintenance and other expenses and, where applicable, distributions to tax equity investors. As a result of such security interests, the assets of each Non-Recourse Borrower are not available to the creditors of the Company unless and until distributions from such entities are made to the Company as permitted under the applicable facility documentation. Under the terms of these financings, each Non-Recourse Borrower pays interest and principal from such net cash flows. The Company was in compliance with all debt covenants as of September 30, 2023.

Note 9. Derivatives
Interest Rate Swaps
The Company uses interest rate swaps to hedge variable interest payments due on certain of its term loans and aggregation facility. These swaps allow the Company to incur fixed interest rates on these loans and receive payments based on variable interest rates with the swap counterparty based on SOFR (daily, one month, three month) on the notional amounts over the life of the swaps. In the second quarter of 2023, the Company entered into bilateral agreements with its swap counterparties to transition the remaining portion of its swaps to SOFR. The Company made various elections under FASB ASC Topic 848, Reference Rate Reform, related to changes in critical terms of the hedging relationships due to reference rate reform to not result in a de-designation of these hedging relationships. As of September 30, 2023, all of the Company's interest rate swap agreements were indexed to SOFR.
The interest rate swaps have been designated as cash flow hedges. The credit risk adjustment associated with these swaps is the risk of non-performance by the counterparties to the contracts. In the nine months ended September 30, 2023, the hedge relationships on the Company’s interest rate swaps have been assessed as highly effective as the quarterly assessment performed determined changes in cash flows of the derivative instruments have been highly effective in offsetting the changes in the cash flows of the hedged items, are expected to be highly effective in the future and the critical terms of the interest rate swaps match the critical terms of the underlying forecasted hedged transactions. Accordingly, changes in the fair value of these derivatives are recorded as a component of accumulated other comprehensive income, net of income taxes. Changes in the fair value of these derivatives are subsequently reclassified into earnings, and are included in interest expense, net in the Company’s statements of operations, in the period that the hedged forecasted transactions affect earnings. To the extent that the hedge relationships are not effective, changes in the fair value of these derivatives are recorded in other expenses, net in the Company's statements of operations on a prospective basis.

The Company’s master netting and other similar arrangements allow net settlements under certain conditions. When those conditions are met, the Company presents derivatives at net fair value. As of September 30, 2023, the information related to these offsetting arrangements were as follows (in thousands):

Instrument Description	Gross Amounts of Recognized Assets / Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets / Liabilities Included in the Consolidated Balance Sheet	Notional Amount (1)
Assets:
Derivatives designated as hedging instruments	$170,712	$(6)	$170,706	$1,758,578
Derivatives not designated as hedging instruments	88,211	—	88,211	1,856,690
Total derivative assets	$258,923	$(6)	$258,917	$3,615,268

Liabilities:
Derivatives designated as hedging instruments	$(6)	$6	$—	$—
Derivatives not designated as hedging instruments	—	—	—	—
Total derivative liabilities	$(6)	$6	$—	$—
Total	$258,917	$—	$258,917	$3,615,268

(1)    Comprised of 75 interest rate swaps which effectively fix the SOFR portion of interest rates on outstanding balances of certain loans under the senior and securitized sections of the debt footnote table (see Note 8, Indebtedness) at 0.31% to 3.78% per annum. These swaps mature from April 30, 2024 to January 31, 2043.
As of December 31, 2022, the information related to these offsetting arrangements were as follows (in thousands):

Instrument Description	Gross Amounts of Recognized Assets / Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets / Liabilities Included in the Consolidated Balance Sheet	Notional Amount
Assets:
Derivatives designated as hedging instruments	$133,168	$—	$133,168	$2,122,222
Derivatives not designated as hedging instruments	44,659	(4,523)	40,136	1,095,820
Total derivative assets	$177,827	$(4,523)	$173,304	$3,218,042

Liabilities:
Derivatives designated as hedging instruments	(3,724)	—	(3,724)	—
Derivatives not designated as hedging instruments	(4,523)	4,523	—	—
Total derivative liabilities	$(8,247)	$4,523	$(3,724)	$—
Total	$169,580	$—	$169,580	$3,218,042

The gains on derivatives designated as cash flow hedges recognized into OCI, before tax effect, consisted of the following (in thousands):

	Three months ended September 30,
	2023	2022
Derivatives designated as cash flow hedges:
Interest rate swaps	$(79,261)	$(60,900)

	Nine months ended September 30,
	2023	2022
Derivatives designated as cash flow hedges:
Interest rate swaps	$(92,306)	$(171,664)
The gains (losses) on derivatives financial instruments recognized into the consolidated statements of operations, before tax effect, consisted of the following (in thousands):

	Three months ended September 30,
	2023		2022
	Interest expense, net	Other expense, net	Interest expense, net	Other expense, net
Derivatives designated as cash flow hedges:
Interest rate swaps:
Gains reclassified from AOCI into income	$(10,274)	$—	$(7,887)	$—
Derivatives not designated as cash flow hedges:
Interest rate swaps:
Gains recognized into income	—	(81,461)	—	(71,825)
Total gains	$(10,274)	$(81,461)	$(7,887)	$(71,825)

	Nine months ended September 30,
	2023		2022
	Interest expense, net	Other expense, net	Interest expense, net	Other expense, net
Derivatives designated as cash flow hedges:
Interest rate swaps:
(Gains) losses reclassified from AOCI into income	$(26,345)	$—	$1,025	$—
Derivatives not designated as cash flow hedges:
Interest rate swaps:
Gains recognized into income	—	(99,133)	—	(192,838)
Total (gains) losses	$(26,345)	$(99,133)	$1,025	$(192,838)

All amounts in Accumulated other comprehensive income (loss) ("AOCI") in the consolidated statements of redeemable noncontrolling interests and equity relate to derivatives, refer to the consolidated statements of comprehensive (loss) income. The net gain (loss) on derivatives includes the tax effect of $14.5 million and $20.3 million for the three months ended September 30, 2023 and 2022, respectively, and $13.8 million and $21.2 million for the nine months ended September 30, 2023 and 2022, respectively.
During the next 12 months, the Company expects to reclassify $38.4 million of net gains on derivative instruments from accumulated other comprehensive income to earnings. There were 33 undesignated derivative instruments recorded by the Company as of September 30, 2023.

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
Under these financing obligation arrangements, wholly owned subsidiaries of the Company finance the cost of solar energy systems with investors for an initial term of 22 years, and one fund for 7 years. The solar energy systems are subject to Customer Agreements with an initial term of typically 20 or 25 years that automatically renew annually or for five years. These solar energy systems are reported under the line item solar energy systems, net in the consolidated balance sheets. As of September 30, 2023 and December 31, 2022, the cost of the solar energy systems placed in service under the financing obligation arrangements was $695.2 million and $699.5 million, respectively. The accumulated depreciation related to these assets as of September 30, 2023 and December 31, 2022 was $186.0 million and $167.9 million, respectively.
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

Note 11. VIE Arrangements
The Company consolidated various VIEs at September 30, 2023 and December 31, 2022. The carrying amounts and classification of the VIEs’ assets and liabilities included in the consolidated balance sheets are as follows (in thousands):

	September 30, 2023	December 31, 2022
Assets
Current assets
Cash	$250,476	$457,005
Restricted cash	47,379	44,514
Accounts receivable, net	75,584	66,847
Inventories	264,433	193,836
Prepaid expenses and other current assets	14,043	12,698
Total current assets	651,915	774,900
Solar energy systems, net	9,942,904	8,968,835
Other assets	357,603	287,771
Total assets	$10,952,422	$10,031,506
Liabilities
Current liabilities
Accounts payable	$12,296	$36,315
Distributions payable to noncontrolling interests and redeemable noncontrolling interests	32,698	32,051
Accrued expenses and other liabilities	32,817	32,512
Deferred revenue, current portion	50,219	49,037
Non-recourse debt, current portion	256,230	39,894
Total current liabilities	384,260	189,809
Deferred revenue, net of current portion	611,932	572,420
Non-recourse debt, net of current portion	1,254,857	1,449,513
Other liabilities	16,262	15,260
Total liabilities	$2,267,311	$2,227,002
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

Note 13. Stock-Based Compensation
Stock Options
The following table summarizes the activity for all stock options under all of the Company’s equity incentive plans for the nine months ended September 30, 2023 (shares and aggregate intrinsic value in thousands):

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2022	5,217	$16.08	5.68	$58,784
Granted	—	—
Exercised	(534)	6.75
Canceled	(106)	30.09
Outstanding at September 30, 2023	4,577	$16.85	4.99	$14,182

Options vested and exercisable at September 30, 2023	3,764	$13.77	4.30	$13,991
Restricted Stock Units
The following table summarizes the activity for all restricted stock units (“RSUs”) under all of the Company’s equity incentive plans for the nine months ended September 30, 2023 (shares in thousands):

	Number of Awards	Weighted Average Grant Date Fair Value
Unvested balance at December 31, 2022	4,542	$31.60
Granted	6,886	19.63
Issued	(2,202)	27.67
Canceled / forfeited	(745)	27.77
Unvested balance at September 30, 2023	8,481	$23.25
Warrants for Strategic Partners
The Company has issued warrants for up to 846,943 shares of its common stock to certain strategic partners (calculated using the respective quarter of grant's closing stock price). The exercise price of each warrant is $0.01 per share, and 47,810 warrants were exercised during the nine months ended September 30, 2023. There were 330,329 warrants exercised during the nine months ended September 30, 2022. The Company recognized stock-based compensation expense of $1.1 million and $1.1 million during the three months ended September 30, 2023 and 2022, respectively, and $3.2 million and $3.2 million during the nine months ended September 30, 2023 and 2022, respectively, under performance and time-based warrants.
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

Stock-Based Compensation Expense
The Company recognized stock-based compensation expense, including ESPP expenses, in the consolidated statements of operations as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Cost of customer agreements and incentives	$2,335	$1,776	$6,224	$7,132
Cost of solar energy systems and product sales	1,153	1,741	4,415	6,755
Sales and marketing	14,096	10,418	43,808	48,042
Research and development	405	464	1,299	2,160
General and administration	9,734	8,431	28,480	24,613
Total	$27,723	$22,830	$84,226	$88,702
During the three and nine months ended September 30, 2023, stock-based compensation expense capitalized to solar energy systems, net in the Company’s consolidated balance sheet was $3.4 million and $8.6 million, respectively, and was $2.7 million and $10.1 million during the three and nine months ended September 30, 2022, respectively.

Note 14. Income Taxes

The income tax rate for the three months ended September 30, 2023 and 2022 was (2.1)% and 0.0%, respectively, and for the nine months ended September 30, 2023 and 2022 was 0.5% and 0.0%, respectively. The differences between the actual consolidated effective income tax rate and the U.S. federal statutory rate were primarily attributable to the goodwill impairment charge, the allocation of losses on noncontrolling interests and income tax expense related to the valuation allowance. There was no tax impact of the goodwill impairment as it is not deductible for tax purposes.

The Company sells solar energy systems to investment Funds. As the investment Funds are consolidated by the Company, the gain on the sale of the assets has been eliminated in the consolidated financial statements, however gains on sale are recognized for tax purposes and the tax effects of which, both current and deferred, are included in the Company’s income tax provision.

Note 15. Commitments and Contingencies
Letters of Credit
As of September 30, 2023 and December 31, 2022, the Company had $22.2 million and $44.4 million, respectively, of unused letters of credit outstanding, which each carry fees of 0.50% - 3.25% per annum and 0.50% - 3.25% per annum, respectively.
Guarantees
Certain tax equity funds and debt facilities require the Company to maintain an aggregate amount of $35.0 million of unencumbered cash and cash equivalents at the end of each month.
Purchase Commitment
The Company entered into purchase commitments, which may be canceled by the Company without significant penalties, with multiple suppliers to purchase $208.2 million of photovoltaic modules, inverters and batteries by the end of 2023.

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

Note 16. Earnings Per Share
Basic net (loss) income per share is computed by dividing net (loss) income attributable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net (loss) income per share is computed by dividing net (loss) income attributable to common stockholders by the weighted-average number of common shares outstanding during the period adjusted to include the effect of potentially dilutive securities. Potentially dilutive securities are excluded from the computation of dilutive EPS in periods in which the effect would be antidilutive.
The computation of the Company’s basic and diluted net (loss) income per share is as follows (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Numerator:
Net (loss) income attributable to common stockholders	$(1,069,459)	$210,560	$(1,254,373)	$110,356
Debt Discount Amortization	—	571	—	1,692
Net (loss) income available to common stockholders	$(1,069,459)	$211,131	$(1,254,373)	$112,048
Denominator:
Weighted average shares used to compute net (loss) income per share attributable to common stockholders, basic	217,344	212,696	216,029	210,609
Weighted average effect of potentially dilutive shares to purchase common stock	—	8,154	—	8,053
Weighted average shares used to compute net (loss) income per share attributable to common stockholders, diluted	217,344	220,850	216,029	218,662
Net (loss) income per share attributable to common stockholders
Basic	$(4.92)	$0.99	$(5.81)	$0.52
Diluted	$(4.92)	$0.96	$(5.81)	$0.51

The following shares were excluded from the computation of diluted net (loss) income per share as the impact of including those shares would be anti-dilutive (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Outstanding stock options	1,516	1,686	1,529	1,703
Unvested restricted stock units	8,663	1,576	6,840	3,282
Convertible Senior Notes (if converted)	3,392	3,392	2,262	3,392
Total	13,571	6,654	10,631	8,377

Note 17. Related Party Transactions

Advances Receivable—Related Party

Net amounts due from direct-sales professionals were $11.7 million and $18.1 million as of September 30, 2023 and December 31, 2022, respectively. The Company provided a reserve of $2.6 million and $1.9 million as of September 30, 2023 and December 31, 2022, respectively, related to advances to direct-sales professionals who have terminated their employment agreement with the Company.

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

As of September 30, 2023, we operated the largest fleet of residential solar energy systems in the United States. We have a Networked Solar Energy Capacity of 6,462 megawatts as of September 30, 2023, which represents the aggregate megawatt production capacity of our solar energy systems that have been recognized as deployments, from our inception through the measurement date. Gross Earning Assets as of September 30, 2023 were approximately $13.3 billion. Please see the section entitled “Key Operating Metrics” for more details on how we calculate Networked Solar Energy Capacity and Gross Earning Assets.
We also have a long track record of attracting low-cost capital from diverse sources, including tax equity and debt investors. Since inception we have raised tax equity investment funds to finance the installation of solar energy systems.
Market & Macroeconomic Environment
Our business and financial performance also depend on worldwide economic conditions. We face global macroeconomic challenges, particularly in light of increases and volatility in interest rates, uncertainty in markets, inflationary trends, navigating complex and evolving regulatory and tax frameworks, and the dynamics of the global trade environment. In the first nine months of fiscal 2023, we observed market uncertainty, increasing inflationary pressures, rising interest rates, the market impacts of proposed or newly enacted regulatory frameworks in markets within which we do business and on our industry, supply constraints, and bank failures. In particular, rising interest rates, including recent historic increases starting in 2021 and continuing through the third quarter of 2023, have resulted and may continue to result in a decrease in our advance rates, reducing the proceeds we receive from certain investment funds. Because our financing structure is sensitive to volatility in interest rates, higher rates increase our cost of capital and may decrease the amount of capital available to us to finance the deployment of new solar energy systems. These market dynamics, some of which we expect will continue into the foreseeable future, have impacted and may continue to impact our business and financial results.

In December 2022, California made changes to its net metering policy by adopting a program called Net Billing Tariff (“NBT”) that presents a significant change to the rate structure for new California customers, which has partially limited the financial attractiveness of our offerings in certain regions of the state, particularly for solar-only systems. However, under this new policy, the value proposition of storage offerings is significantly enhanced. We believe that California will be predominantly a solar plus storage market going forward and the vast majority of California sales now consist of either our Sunrun Shift product or our backup battery offerings. As the demand for solar plus storage offerings grows, we anticipate facing additional operational challenges associated with the complexity of deploying storage solutions. For example, solar plus storage offerings tend to have longer cycle times due to factors such as lengthened permitting and inspection times and potential need of a main panel upgrade. Any such factors that extend the timeframes from customer signature to installation have historically resulted in increased operational challenges and correspondingly lower realization rates, and any future instances may continue to do so. Accordingly, this may adversely affect our financial performance, as well as the timing and magnitude of our installations and the recognition of the associated revenue.

Under the new NBT framework, the value proposition of our products is best understood when customers compare the combined costs of their utility bill along with their Sunrun solar and storage bill, due to the impact of time-of-use rates and export rates. The solar industry in California is adjusting from selling based on the value of solar-only to a more complicated rate design with NBT. We believe the best customer offering is one that pairs solar and storage, although it may be more confusing to customers when compared to solar-only offers from competitors. This dynamic may result in less sales efficacy so long as customers continue to be presented with inferior, but simpler, solar-only offerings and as a result, may harm our business, financial condition, and results of operations, and may also harm the reputation of the solar industry in California at large.

Since implementation of NBT, originations in California have continued to be below levels prior to the transition for us and across the residential solar industry. Without further increases in originations, our new installations in California may continue to decline compared to prior periods, which could have a material adverse effect on our business operations and financial performance.

We have also recently seen new market entrants paying significantly higher turnkey prices and sales commissions than prevailing industry norms. Although we believe this to be an economically unsustainable practice, in the short term, it has contributed to increased competition in the industry.

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

We intend to pursue these opportunities on a variety of fronts, and we continue to pursue the development of our grid services business, creating virtual power plants that lead to a cleaner, more resilient grid. In collaboration with grid managers, we can deploy our battery systems where they will add the most value for utilities, the grid, and customers. We are actively delivering demand response and capacity services to meet operational needs in multiple geographies, and partnering with grid managers to build a more resilient electricity system that integrates the new energy technologies customers want.

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

To further expand such future upsell and retrofit opportunities, from time to time, we may pursue acquisitions of previously installed solar systems. While we do not expect such acquisitions to represent a material portion of our growth on an annual basis, we plan to pursue such transactions opportunistically. For instance, in the third quarter of fiscal 2021, we completed a strategic transaction that added approximately 2,000 Customers and 13 MW of Networked Solar Energy Capacity.

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
As of September 30, 2023, we had 63 active investment funds, which are described below. We have established different types of investment funds to implement our asset monetization strategy. Depending on the nature of the investment fund, cash may be contributed to the investment fund by the investor upfront or in stages based on milestones associated with the design, construction or interconnection status of the solar energy systems. The cash contributed by the fund investor is used by the investment fund to purchase solar energy systems. The investment funds either own or enter into a master lease with a Sunrun subsidiary for the solar energy systems, Customer Agreements and associated incentives. We receive on-going cash distributions from the investment funds representing a portion of the monthly customer payments received. We use the upfront cash, as well as on-going distributions to cover our costs associated with designing, purchasing and installing the solar energy systems. In addition, we also use debt, equity and other financing strategies to fund our operations. The allocation of the economic benefits between us and the fund investor and the corresponding accounting treatment varies depending on the structure of the investment fund.

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
The table below provides an overview of our current investment funds (dollars in millions):

Consolidated Joint Ventures
	Pass-Through Financing Obligations	Partnership Flip	JV Inverted Lease
Consolidation	Owner entity consolidated, tenant entity not consolidated	Single entity, consolidated	Owner and tenant entities consolidated
Balance sheet classification	Pass-through financing obligation	Redeemable noncontrolling interests and noncontrolling interests	Redeemable noncontrolling interests and noncontrolling interests
Revenue from Commercial ITCs	Recognized on the permission to operate ("PTO") date	None	None
Method of calculating investor interest	Effective interest rate method	Greater of HLBV or redemption value	Greater of HLBV or redemption value
Liability balance as of September 30, 2023	$297.4	N/A	N/A
Noncontrolling interest balance (redeemable or otherwise) as of September 30, 2023	N/A	$1,457.9	$5.3

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

	As of September 30,
	2023	2022
Networked Solar Energy Capacity (megawatts)	6,462	5,392
Customers	903,270	759,937

	As of September 30,
	2023	2022(1)

	(in thousands)
Gross Earning Assets Contracted Period	$10,064,328	$8,159,595
Gross Earning Assets Renewal Period	3,235,066	3,358,679
Gross Earning Assets	$13,299,394	$11,518,274

(1)    The Gross Earning Assets as of September 30, 2022 reflect the application of a 5% unlevered discount rate, which is consistent with the discount rate used during that period. If we had applied an unlevered discount rate of 6% as of September 30, 2022, the Gross Earning Assets Contracted Period would have been $7,501,707 and the Gross Earning Assets Renewal Period would have been $2,767,731.

The tables below provide a range of Gross Earning Asset amounts if different default, discount and purchase and renewal assumptions were used.
Gross Earning Assets Contracted Period:

	As of September 30, 2023
	Discount rate
Default rate	4%	5%	6%	7%	8%

	(in thousands)
5%	$11,689,188	$10,666,200	$9,777,612	$9,002,409	$8,323,249
0%	$12,051,211	$10,987,649	$10,064,328	$9,259,271	$8,554,346
Gross Earning Assets Renewal Period:

	As of September 30, 2023
	Discount rate
Purchase or Renewal rate	4%	5%	6%	7%	8%

	(in thousands)
80%	$4,158,363	$3,409,319	$2,806,632	$2,319,745	$1,924,845
90%	$4,790,719	$3,928,740	$3,235,066	$2,674,574	$2,219,887
100%	$5,423,073	$4,448,159	$3,663,499	$3,029,400	$2,514,928

Total Gross Earning Assets:

	As of September 30, 2023
	Discount rate
Purchase or Renewal rate	4%	5%	6%	7%	8%

	(in thousands)
80%	$16,209,574	$14,396,968	$12,870,960	$11,579,016	$10,479,190
90%	$16,841,930	$14,916,389	$13,299,394	$11,933,844	$10,774,233
100%	$17,474,284	$15,435,808	$13,727,827	$12,288,671	$11,069,274

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
Consideration from customers is considered variable due to the performance guarantee under Customer Agreements and liquidated damage provisions under SREC contracts in the event minimum deliveries are not achieved. Customer Agreements with a performance guarantee provide a credit to the customer if the system's cumulative production, as measured on various PTO anniversary dates, is below our guarantee of a specified minimum. Revenue is recognized to the extent it is probable that a significant reversal of such revenue will not occur. If our estimate of the future production shortfall amount for Customer Agreements with a performance guarantee was 10% higher, the additional reduction to revenue in the nine months ended September 30, 2023 would have been less than $3.0 million. Our estimated production shortfall reduced revenue during the nine months ended September 30, 2023 by less than $7.9 million more than the prior year's period. We have historically estimated an immaterial amount of liquidated damages pursuant to SREC contracts, and actual damages have not been materially different from estimates, nor material in amount during the nine months ended September 30, 2023 and 2022.
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
Goodwill
Goodwill represents the excess of the purchase price over the fair value of assets acquired and liabilities assumed. Goodwill is reviewed for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value may be impaired. We have determined that we operate as one reporting unit and our goodwill is tested for impairment at the enterprise level. We perform our annual impairment test of goodwill on October 1 of each fiscal year or whenever events or circumstances change or occur that would indicate that goodwill might be impaired. When assessing goodwill for impairment, we use qualitative and if necessary, quantitative methods in accordance with FASB ASC Topic 350, Goodwill. We also consider our enterprise value and if necessary, a discounted cash flow model, which involves assumptions and estimates, including our future financial performance, weighted average cost of capital and interpretation of currently enacted tax laws.

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

During the third quarter of fiscal 2023, consistent with other industry peers, our stock price continued to decline resulting in a decline in our market capitalization after consideration of a control premium below the book value of equity. We made revisions to our forecast and discount rate and, performed an interim quantitative assessment as of September 30, 2023 related to the recoverability of our goodwill for our one reporting unit. We estimated the fair value of our reporting unit primarily based on consideration of an income approach analysis. Under the income approach, our future cash flows were estimated and converted to present value based on a discount rate reflecting a market participant risk-adjusted rate of return. As of September 30, 2023, we concluded that the fair value of our one reporting unit did not exceed our carrying value and recorded an impairment charge of $1.2 billion in our Consolidated Statement of Operations.

For our interim quantitative assessment of goodwill as of September 30, 2023, we estimated the fair value of our one reporting unit and compared that fair value to its recorded carrying value. The significant assumptions and estimates used in the assessment include, among others, estimated future net annual contracted cashflows under our existing long term customer agreements, as well as future growth estimates which rely on management judgements. We also compared the total invested capital (including market capitalization) to the fair value of our reporting unit to assess the reasonableness of fair value after consideration of a control premium based on observable comparable company transactions.

We utilized varying discount rates depending on the risk associated and sensitivity with differing cash flow projections. Holding all other assumptions constant, a 50 basis point increase in the discount rate assumptions would have increased the goodwill impairment charge by approximately $0.5 billion. Should, among other events and circumstances, industry conditions deteriorate, the outlook for future operating results and cash flow decline or regulations change, costs of equity or debt capital increase, valuations for comparable public companies or comparable acquisition valuations decrease, or our market capitalization experience a further sustained decline below its book value, we may need to further reassess the recoverability of goodwill in future periods. Given the inherent estimation uncertainty in assumptions underlying a discounted cashflow analysis, actual conditions may differ materially from the Company’s estimates, which could result in additional impairment charges.

Impairment of Long-Lived Assets
The carrying value of our long-lived assets, including solar energy systems and definite-lived intangible assets, are periodically reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable or that the useful life is shorter than originally estimated. Factors that we consider in deciding when to perform an impairment review would include significant negative industry or economic trends, and significant changes or planned changes in our use of the assets. Recoverability of these assets is measured by comparison of the carrying value of each asset group to the future undiscounted cash flows the asset is expected to generate over its remaining life. If the asset is considered to be impaired, the amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset. If the useful life is shorter than originally estimated, we amortize the remaining carrying value over the new shorter useful life. During the nine months ended September 30, 2023, we recognized an impairment charge of $3.7 million within Amortization of intangible assets in our Consolidated Statement of Operations. During the nine months ended September 30, 2022, there were no impairment charges.
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
We determine the net (loss) income attributable to common stockholders by deducting from net loss, the net loss attributable to noncontrolling interests and redeemable noncontrolling interests in these funds. The net loss attributable to noncontrolling interests and redeemable noncontrolling interests represents the fund investors’ allocable share in the results of operations of these investment funds. For these funds, we have determined that the provisions in the contractual arrangements represent substantive profit-sharing arrangements, where the allocations to the partners sometimes differ from the stated ownership percentages. We have further determined that, for these arrangements, the appropriate methodology for attributing income and loss to the noncontrolling interests and redeemable noncontrolling interests each period is a balance sheet approach using the HLBV method. Under the HLBV method, the amounts of income and loss attributed to the noncontrolling interests and redeemable noncontrolling interests in the consolidated statements of operations reflect changes in the amounts the fund investors would hypothetically receive at each balance sheet date under the liquidation provisions of the contractual provisions of these funds, assuming the net assets of the respective investment funds were liquidated at the carrying value determined in accordance with GAAP. The fund investors’ interest in the results of operations of these investment funds is initially determined by calculating the difference in the noncontrolling interests and redeemable noncontrolling interests’ claim under the HLBV method at the start and end of each reporting period, after taking into account any contributions and distributions between the fund and the fund investors and subject to the redemption provisions in certain funds.

The calculation of HLBV does not require estimates since each HLBV calculation is based upon the liquidation provisions of each fund’s contractual agreement. The calculation of the redeemable noncontrolling interest balance involves estimates such as a discount rate used in net present value calculations, and customer default rates. If the assumptions used for each of these were 10% higher, the impact to the aggregate redeemable noncontrolling interest balance as of September 30, 2023 would be a reduction of $21.4 million.

Results of Operations
The results of operations presented below should be reviewed in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

	(in thousands, except per share data)
Revenue:
Customer agreements and incentives	$316,528	$271,211	$865,151	$740,789
Solar energy systems and product sales	246,653	360,695	878,072	971,481
Total revenue	563,181	631,906	1,743,223	1,712,270
Operating expenses:
Cost of customer agreements and incentives	283,742	209,539	789,334	613,878
Cost of solar energy systems and product sales	234,274	311,782	824,830	854,105
Sales and marketing	176,349	193,992	574,061	556,346
Research and development	5,039	4,398	14,153	16,794
General and administrative	48,452	47,099	156,704	140,126
Goodwill impairment	1,158,000	—	1,158,000	—
Amortization of intangible assets	4,802	1,341	7,253	4,023
Total operating expenses	1,910,658	768,151	3,524,335	2,185,272
Loss from operations	(1,347,477)	(136,245)	(1,781,112)	(473,002)
Interest expense, net	(171,288)	(117,214)	(471,163)	(312,513)
Other income, net	77,673	97,953	93,744	263,784
Loss before income taxes	(1,441,092)	(155,506)	(2,158,531)	(521,731)
Income tax expense (benefit)	29,846	—	(11,096)	—
Net loss	(1,470,938)	(155,506)	(2,147,435)	(521,731)
Net loss attributable to noncontrolling interests and redeemable noncontrolling interests	(401,479)	(366,066)	(893,062)	(632,087)
Net (loss) income attributable to common stockholders	$(1,069,459)	$210,560	$(1,254,373)	$110,356
Net (loss) income per share attributable to common stockholders
Basic	$(4.92)	$0.99	$(5.81)	$0.52
Diluted	$(4.92)	$0.96	$(5.81)	$0.51
Weighted average shares used to compute (loss) income per share attributable to common stockholders
Basic	217,344	212,696	216,029	210,609
Diluted	217,344	220,850	216,029	218,662

Comparison of the Three Months Ended September 30, 2023 and 2022
Revenue

	Three Months Ended September 30,		Change
	2023	2022	$	%

	(in thousands)
Customer agreements	$289,678	$234,219	$55,459	24%
Incentives	26,850	36,992	(10,142)	(27)%
Customer agreements and incentives	316,528	271,211	45,317	17%

Solar energy systems	135,476	241,697	(106,221)	(44)%
Products	111,177	118,998	(7,821)	(7)%
Solar energy systems and product sales	246,653	360,695	(114,042)	(32)%
Total revenue	$563,181	$631,906	$(68,725)	(11)%
Customer Agreements and Incentives. The $55.5 million increase in Revenue from customer agreements was primarily due to new systems placed in service in the period from October 1, 2022 through September 30, 2023, plus a full quarter of revenue recognized in the third quarter of 2023 for systems placed in service in the third quarter of 2022 versus only a partial amount of such revenue related to the period in which the assets were in service in 2022. Revenue from incentives consisted primarily of sales of SRECs. The $10.1 million decrease related to the timing and volume of SREC sales which were responsive to market conditions.

Solar Energy Systems and Product Sales. Revenue from solar energy systems sales decreased by $106.2 million compared to the prior year primarily due to an increase in the proportion of customers choosing to enter into a Customer Agreement versus purchasing a system outright using a loan, likely due to increased interest rates. Product sales decreased by $7.8 million, primarily due to the lower average sales price of solar energy products, as well as lower sales volume of solar energy products to suppliers of solar energy systems compared to the prior year, due to easing of supply chain constraints.
Operating Expenses

	Three Months Ended September 30,		Change
	2023	2022	$	%

	(in thousands)
Cost of customer agreements and incentives	$283,742	$209,539	$74,203	35%
Cost of solar energy systems and product sales	234,274	311,782	(77,508)	(25)%
Sales and marketing	176,349	193,992	(17,643)	(9)%
Research and development	5,039	4,398	641	15%
General and administrative	48,452	47,099	1,353	3%
Goodwill impairment	1,158,000	—	1,158,000	100%
Amortization of intangible assets	4,802	1,341	3,461	258%
Total operating expenses	$1,910,658	$768,151	$1,142,507	149%
Cost of Customer Agreements and Incentives. The $74.2 million increase in Cost of customer agreements and incentives was primarily due to the new systems placed in service in the period from October 1, 2022 through September 30, 2023, plus a full quarter of costs recognized in the third quarter of 2023 for systems placed in service in the third quarter of 2022 versus only a partial amount of such expenses related to the period in which the assets were in service in 2022.

The Cost of customer agreements and incentives increased to 90% of revenue from customer agreements and incentives during the three months ended September 30, 2023, from 77% during the three months ended September 30, 2022. This increase is due to a higher proportion of customers choosing to enter into Customer Agreements versus purchasing a system outright. Customer Agreements fulfillment incurs upfront non-capitalizable costs for building the system which do not recur during the agreement period over which the revenue is recognized.
Cost of Solar Energy Systems and Product Sales. The $77.5 million decrease in Cost of solar energy systems and product sales was primarily due to the corresponding net decrease in the solar energy systems and product sales discussed above.
The Cost of solar energy systems and product sales increased to 95% of revenue from solar energy systems and product sales during the three months ended September 30, 2023, from 86% during the three months ended September 30, 2022, primarily as a result of sales price increases lagging cost increases, as well as reduced pricing realized in our distribution business.
Sales and Marketing Expense. The $17.6 million decrease in Sales and marketing expense was primarily attributable to decreases in employee compensation costs, as well as a decrease in costs to acquire customers through our sales lead generating partners. Included in Sales and marketing expense is $13.5 million and $9.8 million of amortization of costs to obtain Customer Agreements for the three months ended September 30, 2023 and 2022, respectively.
Research and Development Expense. The $0.6 million increase in Research and development expense was primarily attributable to an increase in headcount driving higher employee compensation costs.
General and Administrative Expense. The $1.4 million increase in General and administrative expenses was primarily attributable to an increase in headcount driving higher employee compensation costs. Additionally, there were increases related to information technology related consulting costs, when compared to the three months ended September 30, 2022.
Goodwill Impairment. The $1.2 billion increase in Goodwill impairment expense related to an impairment charge of $1.2 billion that was a result of an interim impairment test performed during the three months ended September 30, 2023. For further detail, see Note 2, Summary of Significant Accounting Policies.
Non-Operating Expenses, net

	Three Months Ended September 30,		Change
	2023	2022	$	%

	(in thousands)
Interest expense, net	$(171,288)	$(117,214)	$(54,074)	46%
Other income, net	$77,673	$97,953	$(20,280)	(21)%

Interest Expense, net. The increase in Interest expense, net of $54.1 million was primarily related to additional non-recourse debt entered into subsequent to September 30, 2022. Included in net interest expense is $7.9 million and $7.1 million of non-cash interest recognized under Customer Agreements that have a significant financing component for the three months ended September 30, 2023 and 2022, respectively.

Other Income, net. The decrease in Other income, net of $20.3 million related primarily to a net gain of $26.0 million recognized on the extinguishment of debt in the three months ended September 30, 2022, with no such comparable activity in the three months ended September 30, 2023.
Income Tax Expense

	Three Months Ended September 30,		Change
	2023	2022	$	%

	(in thousands)
Income tax expense	$29,846	$—	$29,846	100%

The increase in income tax expense of $29.8 million is primarily attributable to increased income allocable to the controlling interest and a valuation allowance on federal net operating losses in the prior year.
Net Loss Attributable to Noncontrolling Interests and Redeemable Noncontrolling Interests

	Three Months Ended September 30,		Change
	2023	2022	$	%

	(in thousands)
Net loss attributable to noncontrolling interests and redeemable noncontrolling interests	$(401,479)	$(366,066)	$(35,413)	10%

Net loss attributable to noncontrolling interests and redeemable noncontrolling interests was primarily the result of an addition of six other new investment funds since September 30, 2022, for which the HLBV method is used in determining the amount of net loss attributable to noncontrolling interests. Redeemable noncontrolling interests generally allocates more loss to the noncontrolling interest in the first several years after fund formation.
Comparison of the Nine Months Ended September 30, 2023 and 2022
Revenue

	Nine Months Ended September 30,		Change
	2023	2022	$	%

	(in thousands)
Customer agreements	$789,256	$656,724	$132,532	20%
Incentives	75,895	84,065	(8,170)	(10)%
Customer agreements and incentives	865,151	740,789	124,362	17%

Solar energy systems	566,861	651,010	(84,149)	(13)%
Products	311,211	320,471	(9,260)	(3)%
Solar energy systems and product sales	878,072	971,481	(93,409)	(10)%
Total revenue	$1,743,223	$1,712,270	$30,953	2%
Customer Agreements and Incentives. The $132.5 million increase in Revenue from customer agreements was primarily due to new systems placed in service in the period from October 1, 2022 through September 30, 2023, plus a full nine months of revenue recognized in 2023 for systems placed in service in the first nine months of 2022 versus only a partial amount of such revenue related to the period in which the assets were in service in 2022. Revenue from incentives consisted primarily of sales of SRECs. The $8.2 million decrease related to the timing and volume of SREC sales which were responsive to market conditions.
Solar Energy Systems and Product Sales. Revenue from solar energy systems sales decreased by $84.1 million compared to the prior year primarily due to an increase in the proportion of customers choosing to enter into a Customer Agreement versus purchasing a system outright using a loan, likely due to increased interest rates. Product sales decreased by $9.3 million, primarily due to the lower average sales price of solar energy products, as well as lower sales volume of solar energy products to suppliers of solar energy systems compared to the prior year, due to easing of supply chain constraints.

Operating Expenses

	Nine Months Ended September 30,		Change
	2023	2022	$	%

	(in thousands)
Cost of customer agreements and incentives	$789,334	$613,878	$175,456	29%
Cost of solar energy systems and product sales	824,830	854,105	(29,275)	(3)%
Sales and marketing	574,061	556,346	17,715	3%
Research and development	14,153	16,794	(2,641)	(16)%
General and administrative	156,704	140,126	16,578	12%
Goodwill impairment	1,158,000	—	1,158,000	100%
Amortization of intangible assets	7,253	4,023	3,230	80%
Total operating expenses	$3,524,335	$2,185,272	$1,339,063	61%
Cost of Customer Agreements and Incentives. The $175.5 million increase in Cost of customer agreements and incentives was primarily due to the new systems placed in service in the period from October 1, 2022 through September 30, 2023, plus a full nine months of costs recognized in 2023 for systems placed in service in the nine months of 2022 versus only a partial amount of such expenses related to the period in which the assets were in service in 2022.
The Cost of customer agreements and incentives increased to 91% of revenue from customer agreements and incentives during the nine months ended September 30, 2023, from 83% during the nine months ended September 30, 2022. This increase is due to a higher proportion of customers choosing to enter into Customer Agreements versus purchasing a system outright. Customer Agreements fulfillment incurs upfront non-capitalizable costs for building the system which do not recur during the agreement period over which the revenue is recognized.
Cost of Solar Energy Systems and Product Sales. The $29.3 million decrease in Cost of solar energy systems and product sales was primarily due to the corresponding net decrease in the solar energy systems and product sales discussed above.
The Cost of solar energy systems and product sales increased to 94% of revenue from solar energy systems and product sales during the nine months ended September 30, 2023, from 88% during the nine months ended September 30, 2022, primarily as a result of sales price increases lagging cost increases, as well as volume pricing granted in our distribution business.
Sales and Marketing Expense. The $17.7 million increase in Sales and marketing expense was primarily attributable to increases in headcount driving higher employee compensation and costs to acquire customers through our sales lead generating partners. Included in Sales and marketing expense is $39.5 million and $27.1 million of amortization of costs to obtain Customer Agreements for the nine months ended September 30, 2023 and 2022, respectively.
Research and Development Expense. The $2.6 million decrease in Research and development expense was primarily attributable to a decrease in headcount driving lower employee compensation costs.
General and Administrative Expense. The $16.6 million increase in General and administrative expenses was primarily attributable to an increase in headcount driving higher employee compensation costs. Additionally, there were increases related to information technology related consulting costs, when compared to the nine months ended September 30, 2022.
Goodwill Impairment. The $1.2 billion increase in Goodwill impairment expense related to an impairment charge of $1.2 billion that was a result of an interim impairment test performed during the nine months ended September 30, 2023. For further detail, see Note 2, Summary of Significant Accounting Policies.

Non-Operating Expenses, net

	Nine Months Ended September 30,		Change
	2023	2022	$	%

	(in thousands)
Interest expense, net	$(471,163)	$(312,513)	$(158,650)	51%
Other income, net	$93,744	$263,784	$(170,040)	(64)%

Interest Expense, net. The increase in Interest expense, net of $158.7 million was primarily related to additional non-recourse debt entered into subsequent to September 30, 2022. Included in net interest expense is $23.0 million and $21.0 million of non-cash interest recognized under Customer Agreements that have a significant financing component for the nine months ended September 30, 2023 and 2022, respectively.

Other Income, net. The decrease in other income, net of $170.0 million related primarily to losses on derivatives, as well as a $47.3 million gain on an equity investment recognized in the nine months ended September 30, 2022, with no such comparable activity in the nine months ended September 30, 2023.
Income Tax Benefit

	Nine Months Ended September 30,		Change
	2023	2022	$	%

	(in thousands)
Income tax benefit	$(11,096)	$—	$(11,096)	100%

The increase in income tax benefit of $11.1 million is primarily attributable to increased losses allocable to the controlling interest and a valuation allowance on federal net operating losses in the prior year.
Net Loss Attributable to Noncontrolling Interests and Redeemable Noncontrolling Interests

	Nine Months Ended September 30,		Change
	2023	2022	$	%

	(in thousands)
Net loss attributable to noncontrolling interests and redeemable noncontrolling interests	$(893,062)	$(632,087)	$(260,975)	41%

Net loss attributable to noncontrolling interests and redeemable noncontrolling interests was primarily the result of an addition of six other new investment funds since September 30, 2022, for which the HLBV method is used in determining the amount of net loss attributable to noncontrolling interests. Redeemable noncontrolling interests generally allocates more loss to the noncontrolling interest in the first several years after fund formation.

Liquidity and Capital Resources

As of September 30, 2023, we had cash of $643.8 million, which consisted of cash held in checking and savings accounts with financial institutions. We finance our operations mainly through a variety of financing fund arrangements that we have formed with fund investors, cash generated from our sources of revenue and borrowings from secured credit facilities arrangements with syndicates of banks and from secured, long-term non-recourse loan arrangements. In 2022, we received $1.2 billion of new commitments on secured credit facilities arrangements with syndicates of banks and $1.2 billion of commitments from secured, long-term non-recourse loan arrangements. Our principal uses of cash are funding our business, including the costs of acquisition and installation of solar energy systems, satisfaction of our obligations under our debt instruments and other working capital requirements. As of September 30, 2023, we had outstanding borrowings of $517.2 million on our $600.0 million corporate bank line of credit maturing in January 2025. Additionally, we have purchase commitments, which have the ability to be canceled without significant penalties, with multiple suppliers to purchase $208.2 million of photovoltaic modules, inverters and batteries by the end of 2023. In January 2021, we issued $400.0 million of convertible senior notes with a maturity date of February 1, 2026, for net proceeds of approximately $389.0 million. Our business model requires substantial outside financing arrangements to grow the business and facilitate the deployment of additional solar energy systems. The solar energy systems that are operational are expected to generate a positive return rate over the term of the Customer Agreement, typically 20 or 25 years. However, in order to grow, we will continue to be dependent on financing from outside parties. If financing is not available to us on acceptable terms if and when needed, we may be required to reduce planned spending, which could have a material adverse effect on our operations. While there can be no assurances, we anticipate raising additional required capital from new and existing investors. We believe our cash, investment fund commitments and available borrowings as further described below will be sufficient to meet our anticipated cash needs for at least the next 12 months. We believe we will meet longer-term expected future cash requirements and obligations through a combination of cash flows from operating activities, available cash balances, and available credit via our credit facilities. The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2023	2022

	(in thousands)
Consolidated cash flow data:
Net cash used in operating activities	$(704,733)	$(544,120)
Net cash used in investing activities	(1,952,019)	(1,567,376)
Net cash provided by financing activities	2,655,674	2,217,118
Net change in cash and restricted cash	$(1,078)	$105,622
Operating Activities
During the nine months ended September 30, 2023, we used $704.7 million in net cash from operating activities. The driver of our operating cash outflow consisted of the cost of our revenue, as well as sales, marketing and general and administrative costs. During the nine months ended September 30, 2023, our operating cash outflows were $481.2 million from our net loss excluding non-cash and non-operating items. Changes in working capital resulted in a net cash outflow of $223.5 million.

During the nine months ended September 30, 2022, we used $544.1 million in net cash from operating activities. The driver of our operating cash outflow consisted of the cost of our revenue, as well as sales, marketing and general and administrative costs. During the nine months ended September 30, 2022, our operating cash outflows were $282.6 million from our net loss excluding non-cash and non-operating items. Changes in working capital resulted in a net cash inflow of $261.5 million.
Investing Activities
During the nine months ended September 30, 2023, we used $1,952.0 million in cash in investing activities. The majority was used to design, acquire and install solar energy systems and components under our long-term Customer Agreements.
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
Financing Activities
During the nine months ended September 30, 2023, we generated $2,655.7 million from financing activities. This was primarily driven by $945.7 million in net proceeds from fund investors, $1,754.8 million in net proceeds from debt, $4.0 million in proceeds from state tax credits, net of recapture and $14.2 million in net proceeds from stock-based awards activity, offset by $46.3 million in acquisition of noncontrolling interests and $16.8 million in repayments under finance lease obligations.

During the nine months ended September 30, 2022, we generated $2,217.1 million from financing activities. This was primarily driven by $774.9 million in net proceeds from fund investors, $1,467.5 million in net proceeds from debt and $22.6 million in net proceeds from stock-based awards activity, offset by $37.4 million in acquisition of noncontrolling interests and $10.5 million in repayments under finance lease obligations.

Debt and Investing Fund Commitments
As of September 30, 2023, we had committed and available capital of approximately $119.8 million that may only be used to purchase and install solar energy systems. We intend to establish new investment funds in the future, and we may also use debt, equity or other financing strategies to finance our business. For a discussion of the terms and conditions of debt instruments and changes thereof in the period, refer to Note 8, Indebtedness, to our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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

In connection with that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective and designed to provide reasonable assurance that the information required to be disclosed is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms as of September 30, 2023. As such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, “disclosure controls and procedures” means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

Solar energy has yet to achieve broad market acceptance and depends in part on continued support in the form of rebates, tax credits, and other incentives from federal, state and local governments. Additionally, there have been significant changes in the residential solar policy and pricing framework in California, which is one of our key markets and represents over 45% of our customer base. Newly adopted changes to California’s net metering policy in December 2022 present a significant change to the financial benefits California customers receive from our solar systems that limit the financial attractiveness of our offerings in this market, particularly for solar-only systems. Originations in California are below levels prior to the NBT transition, and without further increases in originations, our new installations in California may continue to decline compared to prior periods, which could have a material adverse effect on our business operations and financial performance. Further if support diminishes materially for solar policy related to rebates, tax credits, bill crediting, or other incentives, our ability to obtain external financing on acceptable terms, or at all, could be materially adversely affected. These types of funding limitations could lead to inadequate financing support for the anticipated growth in our business. Furthermore, growth in residential solar energy depends in part on macroeconomic conditions, retail prices of electricity and customer preferences, each of which can change quickly. Declining macroeconomic conditions, including in the job markets and residential real estate markets, could contribute to instability and uncertainty among customers and impact their financial wherewithal, credit scores or interest in entering into long-term contracts, even if such contracts would generate immediate and long-term savings.

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

Prior to the Department of Commerce issuing its preliminary decision, the Biden Administration in June 2022 issued Presidential Proclamation 10414, which paused the collection of any new anti-dumping or countervailing duty of certain solar cells and modules exported from Cambodia, Malaysia, Thailand, and Vietnam for two years, until June 2024. The White House initiated this “bridge” action in advance of the Department of Commerce’s preliminary decision, in effect deferring any new solar tariffs for 24 months. Even though the White House effectively deferred any new tariffs from taking effect until June 2024, the Commerce Department’s investigation and subsequent preliminary decision had the effect of increasing module prices and affected module supply. In August 2023, the Department of Commerce published a final determination in the affirmative, consistent with the preliminary determination. In addition, Congress passed legislation (H.J. Res. 39) in 2023 via procedures of the Congressional Review Act (“CRA”) that would have rescinded Presidential Proclamation 10414 and retroactively imposed tariffs on certain imported modules, but President Biden vetoed the legislation on May 16, 2023, and Congress failed to override his veto on May 24, 2023.

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

During 2023, the western United States, and particularly our largest market of California, was deluged by a series of twelve atmospheric river weather events, resulting in prolonged, intense downpour of rain and high wind gusts. Meteorologists estimate that parts of the state received more than 32 trillion gallons of water over three weeks, and certain regions received intense rainfall in short periods of time, such as San Francisco receiving 5.46 inches of rainfall within a 24-hour period. These kinds of extreme weather events put home roofs under acute stress, which can lead to leaks and damage. As a result, we have seen a larger than usual number of damage claims in 2023, which have resulted in higher associated costs. Continued increases in similar types of extreme weather events may harm our business, financial condition, and results of operations.

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

Our future success depends on our ability to raise capital at acceptable terms from third parties to grow our business. To date, we have funded our business principally through low-cost tax equity investment funds. If we are unable to establish new investment funds when needed, or upon desirable terms, the growth of our solar service business would be impaired. Changes in tax law or changes in the interpretation of existing tax law could also affect our ability to establish such tax equity investment funds, impact the terms of existing or future funds, or reduce the pool of capital available for us to grow our business.

The passage of the Inflation Reduction Act, which extended subsidies for various renewable energy technologies, is expected to lead to additional demands for tax equity. As a result, availability of tax equity may present constraints to our growth and harm our financial performance. In addition, terms for tax equity funds, including the realization of tax credit value through potential structures that utilize transferability of the Investment Tax Credit, may not be at terms we view as favorable.

The contract terms in certain of our existing investment fund documents contain various conditions with respect to our ability to draw on financing commitments from the fund investors, including conditions that restrict our ability to draw on such commitments if an event occurs that could reasonably be expected to have a material adverse effect on the fund or, in some instances, us. If we are not able to satisfy such conditions due to events related to our business, a specific investment fund, developments in our industry, including tax or regulatory changes, or otherwise, and as a result, we are unable to draw on existing funding commitments, we could experience a material adverse effect on our business, liquidity, financial condition, results of operations and prospects. If any of the investors that currently invest in our investment funds decide not to invest in future investment funds to finance our solar service offerings due to general market conditions, concerns about our business or prospects, decreased appetite for tax benefits or any other reason, or materially change the terms under which they are willing to provide future financing, we would need to identify new investors to invest in our investment funds and our cost of capital may increase.

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

While interest rates had been at long-term historic lows during large parts of our operating history, they have increased in recent years, and may continue to increase. Rising interest rates, including recent historic increases starting in 2021 and continuing through the third quarter of 2023, have resulted and may continue to result in a decrease in our advance rates, reducing the proceeds we receive from certain investment funds. Because our financing structure is sensitive to volatility in interest rates, higher rates increase our cost of capital and decrease the amount of capital available to us to finance the deployment of new solar energy systems. Additionally, we have selectively increased pricing in many markets over the last year in response to higher interest rates, and may continue to do so in the future, which may impact the overall attractiveness of our offerings to potential new customers. Our future success depends on our ability to raise capital from fund investors and obtain secured lending to help finance the deployment of our solar service offerings. Part of our business strategy is to seek to reduce our cost of capital through such financing arrangements to improve our margins, offset reductions in government incentives and maintain the price competitiveness of our solar service offerings. Rising base interest rates or credit spreads, which have, and may continue to be worsened by inflation, an economic recession, or other variables, may have an adverse impact on our ability to offer attractive pricing on our solar service offerings to customers, which could negatively impact sales of our solar energy offerings, and our cash flows. Because we typically enter into interest rate swaps shortly after the installation of a system, we are subject to higher interest rate risk between customer pricing through system installation, which may cause volatility to our cash flows.

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

Some states, including our largest market of California, have moved away from the traditional retail NEM credit structure of paying the full retail rate for exported electricity, and instead, such states have chosen to value excess generation by customers’ solar systems in different ways. In 2016, the Arizona Corporation Commission (“ACC”) replaced retail NEM with a fixed export rate. In 2017, Nevada implemented a reduced credit step down to NEM credits over time. Hawaii, a state with extremely high distributed solar penetration, effectively ended NEM in 2016 and has since become a solar plus battery market, with programs that utilize additional values from aggregated distributed resources, including rooftop solar paired with batteries, to support grid needs. Many states across the United States have traditionally set limits on the amount of rooftop solar that can be exported for retail credit and there is a long legislative and regulatory history of those limitations being extended in various states, including California, North Carolina, and South Carolina.

Our ability to sell our solar service offerings may be adversely impacted by the failure to extend existing limits or “caps” to retail NEM or the elimination of other existing policies that value exported electricity to the grid. Most recently, on April 26, 2022, Florida Governor DeSantis vetoed legislation that would have established a threshold date and percentage trigger when retail NEM could have faced declines in the immediate export rate in Florida. New Jersey currently has no cap but a threshold that triggers regulatory review of its NEM policy.

Most notably, as a result of the finalization of the NEM proceeding on December 15, 2022 by the California Public Utilities Commission (“CPUC”), California has moved to a NBT structure in which exported electricity is no longer valued at the retail rate and is instead valued by that state’s “avoided cost” annual calculations, which substantially decreased the credit allocated to an exported electron during the day. The final California NEM decision rejected a very controversial solar specific fixed charge and rejected the creation of new non-bypassable charges, minimum bills, and grid participation charges for solar and solar plus storage customers. Additionally, the final California NEM decision made no retroactive changes to legacy NEM 1.0 or 2.0 California customers. In mid-April 2023, new California solar customers located in areas serviced by investor-owned utilities (“IOU”) began applying for service under the new NBT.

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

All states regulate investor-owned utility retail electricity pricing. In addition, there are numerous publicly owned utilities and electric cooperatives that establish their own retail electricity pricing through some form of regulation or internal process. These regulations and policies could deter potential customers from purchasing our solar service offerings. For example, some utilities in states such as Arizona and Utah have sought and secured rate design changes that reduce credit for residential solar exports to below the retail rate and impose new charges for rooftop solar customers. Utilities in additional states may follow suit. Such rate changes can include changing rates to charge lower volume-based rates—the rates charged for kilowatt hours of electricity purchased by a residential customer—while raising unavoidable fixed charges that an end customer is subject to when they purchase solar energy from third parties, and levying charges on homeowners based on their point of maximum demand during a month (referred to as “demand charge”). For example, the Arizona Public Service Company offers residential demand charge rate plans and if our solar customers have subscribed to those plans, they may not realize typical savings from our offerings. These forms of rate design could adversely impact our business by reducing the value of the electricity our solar energy systems produce compared to retail net metering, and reducing any savings customers realize by purchasing our solar service offerings. These proposals could continue or be replicated in other states. In addition to changes in general rates charged to all residential customers, utilities sometimes have proposed solar-specific charges (which may be fixed charges, capacity-based charges, or other rate charges). Any of these changes could materially reduce the demand for our offerings and could limit the number of markets in which our offerings are competitive with electricity provided by the utilities.

We are not currently regulated as a utility under applicable laws, but we may be subject to regulation as a utility in the future or become subject to new federal and state regulations for any additional solar service offerings we may introduce in the future.

Most federal, state, and municipal laws do not currently regulate us as a utility. As a result, we are not subject to the various regulatory requirements applicable to U.S. utilities. However, any federal, state, local or other applicable regulations could place significant restrictions on our ability to operate our business and execute our business plan by prohibiting or otherwise restricting our sale of electricity. These regulatory requirements could include restricting our sale of electricity, as well as regulating the price of our solar service offerings. For example, the New York Public Service Commission and the Illinois Power Agency have issued orders requiring registration of distributed energy providers in certain ways similar to energy service companies, which increases the regulatory compliance burden for us in such states. If we become subject to the same regulatory authorities as utilities in other states or if new regulatory bodies are established to oversee our business, our operating costs could materially increase.

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

Interconnection regulations are based on claims from utilities regarding the amount of solar energy that can be connected to the grid without causing grid reliability issues or requiring significant grid upgrades. Although recent rulings from the Hawaii Utilities Commission have helped resolve some problems, historically, interconnection limits or circuit-level caps have slowed the pace of our installations in Hawaii. Similar interconnection limits could slow our future installations in Hawaii, Puerto Rico, or other markets, harming our growth rate and customer satisfaction scores. Similarly, the California, Illinois, and Hawaii Public Utilities Commissions require the activation of some advanced inverter functionality to head off presumed grid reliability issues, which may require more expensive equipment and more oversight of the operation of the solar energy systems over time. As a result, these regulations may hamper our ability to sell our offerings in certain markets and increase our costs, adversely affecting our business, operating results, financial condition, and prospects. We expect utility requirements to incorporate these advanced functions provided by the IEEE 1547-2018/UL-1741 SB inverters and that they will become more commonplace. Additional states are expected to adopt the usage of advanced inverters to align with California's anticipated requirement that all new systems use inverters certified to the new UL 1741 SB standard. This requirement became effective in March 2023. All of our vendors are certified to this standard.

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

For example, on December 2, 2020, the California Contractors State License Board (the “CSLB”) filed an administrative proceeding against Sunrun and certain of its officers related to an accident that occurred during an installation by one of our affiliate channel partners, Horizon Solar Power, which held its own license with the CSLB. On November 8, 2021, the parties entered into a stipulated settlement imposing citations and withdrawing the administrative proceeding with additional conditions. We consistently denied wrongdoing concerning the allegations in the administrative proceeding and made no admissions of wrongdoing incident to the settlement. We could face other similar claims or proceedings in the future, which, if not resolved favorably, could potentially result in fines, public reprimand, probation, or the suspension or revocation of certain of our licenses.

Completing the sale and installation of a solar energy system requires many different steps including a site audit, completion of designs, permitting, installation, electrical sign-off and interconnection. Customers may cancel their Customer Agreement, subject to certain conditions, during this process until commencement of installation, and we have experienced increased customer cancellations in certain geographic markets during certain periods in our operating history. We or our solar partners may face customer cancellations, delays or cost overruns which may adversely affect our or our solar partners’ ability to ramp up the volume of sales or installations in accordance with our plans. These cancellations, delays or overruns may be the result of a variety of factors, such as labor shortages or other labor issues, defects in materials and workmanship, adverse weather conditions, transportation constraints, construction change orders, site changes or roof conditions, geographic factors, extended permitting and inspection times and other unforeseen difficulties or any other factors that may extend the timing to install, any of which could lead to increased cancellation rates, reputational harm and other adverse effects. For example, some customer orders are canceled after a site visit if we determine that a customer needs to make repairs to or install a new roof, or that there is excessive shading on their property. Additionally, as the demand for solar plus storage offerings grows, we anticipate facing additional operational challenges associated with the complexity of deploying storage solutions that tend to have longer cycle times due to factors such as lengthened permitting and inspection times and potential need of a main panel upgrade. Any such factors that extend the timeframes from customer signature to installation or increased project complexity may result in increased operational challenges and correspondingly lower realization rates. If we continue to experience increased customer cancellations, our financial results may be materially and adversely affected. In addition, the current macroeconomic environment, including rising interest rates, instability in financial markets and bank failures, may impact our ability to engage with new customers and expand our relationships with existing customers. If our customers are materially negatively impacted by these factors, our business could be negatively impacted.

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

We typically bear the risk of loss and are generally obligated to cover the cost of maintenance, repair and removal for any solar energy system that we sell or lease to our investment funds. At the time we sell or lease a solar energy system to an investment fund, we enter into a maintenance services agreement where we agree to operate and maintain the system for a fixed fee that is calculated to cover our future expected maintenance costs. If our solar energy systems require an above-average amount of repairs or if the cost of repairing systems were higher than our estimate, we would need to perform such repairs without additional compensation. If our solar energy systems, more than 45% of which were located in California as of September 30, 2023, are damaged as the result of a natural disaster beyond our control, losses could exceed or be excluded from, our insurance policy limits, and we could incur unforeseen costs that could harm our business and financial condition. We may also incur significant costs for taking other actions in preparation for, or in reaction to, such events. We purchase property insurance with industry standard coverage and limits approved by an investor’s third-party insurance advisors to hedge against such risk, but such coverage may not cover our losses.

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

As of September 30, 2023, California represented over 45% of our customer base. This concentration of our customer base and operational infrastructure could lead to our business and results of operations being particularly susceptible to adverse economic, regulatory, political, weather and other conditions in this market and in other markets that may become similarly concentrated, in particular the east coast, where we have seen significant growth recently. Recent changes to net metering policy and the tariff structure in California in December 2022 have created additional uncertainty and challenges, given the size of our customer base in California. Originations in California continue to be below levels prior to the NBT transition, and without further increases in originations, our new installations in California may continue to decline compared to prior periods, which could have a material adverse effect on our business operations and financial performance.

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

Expanding and maintaining new sales channels and affiliate channel partner networks could be costly and time-consuming. As we enter new channels and establish new partnerships, we could be at a disadvantage relative to other companies who have more history in these spaces.

As we continue to grow and expand our sales channels and affiliate channel partner networks, we may encounter challenges and additional costs.

With respect to developing our sales channels, such as direct-to-home, homebuilder, retail, and e-commerce channels and adapt to a remote selling model, we have incurred and may continue to incur significant costs. In addition, we may not initially or ever be successful in utilizing these new channels. Furthermore, we may not be able to compete successfully with companies with a historical presence in such channels, and we may not realize the anticipated benefits of entering such channels, including efficiently increasing our customer base and ultimately reducing costs. Entering new channels also poses the risk of conflicts between sales channels. If we are unable to successfully compete in new channels, our operating results and growth prospects could be adversely affected.

If we fail to maintain or expand our affiliate channel partner relationships, we may be unable to adequately meet anticipated demand for our solar service offerings, or we may only be able to offer our systems at higher costs or after delays. Further, if the terms, including geographic scope, exclusivity, pricing, duration, or other key terms of our agreements with our solar partners are substantially altered, it may impact our operational results and financial performance.

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

Our Customer Agreements are typically for 20 or 25 years and require the customer to make monthly payments to us. Accordingly, we are subject to the credit risk of customers. As of September 30, 2023, the average FICO score of our customers under a Customer Agreement with a monthly payment schedule remained at or above 740, which is generally categorized as a “Very Good” credit profile by the Fair Isaac Corporation. However, this may decline to the extent FICO score requirements under future investment funds are relaxed. While customer defaults have been immaterial to date, we expect that the risk of customer defaults may increase as we grow our business. Due to the immaterial amount of customer defaults to date, our reserve for this exposure is minimal, and our future exposure may exceed the amount of such reserves. If we experience increased customer credit defaults, our revenue and our ability to raise new investment funds could be adversely affected. If economic conditions worsen, certain of our customers may face liquidity concerns and may be unable to satisfy their payment obligations to us on a timely basis or at all, which could have a material adverse effect on our financial condition and results of operations.

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

On July 27, 2021, the CSLB decided that only electricians with a certain license (C-10) would be eligible to install energy storage systems in California. In June 2023, the CSLB initiated a formal rulemaking with proposal to allow solar installers (C-46 license holders) to continue to install energy storage systems less than 80 kWh when “incidental and supplemental” to the installation of a PV system, but would require the use of a C-10 license holder for repair and retrofit work. The proposed rulemaking is subject to notice and comment procedures and is expected to take six to twelve months to be finalized. The energy storage systems that we install in the residential market typically do not exceed 80 kWh.

While our workforce includes workers operating under both C-10 and C-46 licenses in California, there are a limited number of C-10 certified electricians in the state, which may result in workforce shortages, operational delays, and increased costs. Obtaining a C-10 license can be an extended process, and the timing and cost of having a large number of our C-46 licensed electricians seek such additional qualification is unclear.

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

•growing and maintaining our affiliate channel partner network;

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

Our inability to operationalize these tax credits, avail ourselves of IRA benefits in a timely fashion, or ensure the facilities we intend to qualify under the ITC bonus credits satisfy the applicable requirements, could impact our ability to compete, and compromise or eliminate opportunities to financially benefit from these tax credits, which would adversely impact our business. On February 13, 2023, the U.S. Department of the Treasury (“U.S. Treasury”) issued initial guidance regarding the Low-Income Communities Bonus Credit (Notice 2023-17), which stated that the U.S. Treasury and the IRS will not accept applications to use this bonus credit until the third quarter of 2023, or thereafter. The U.S. Treasury issued further guidance on May 31, 2023 regarding the application procedures, additional criteria, applicable definitions, and other information necessary to submit an application. On September

27, 2023 the U.S. Department of the Treasury, U.S. Department of Energy, and the Internal Revenue Service announced that applications for the Low-Income Communities Bonus Credit Program under Section 48(e) of the Internal Revenue Code will open at 9am ET on October 19, 2023.

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

Forthcoming regulations and guidance on the ITC bonus credits and allocation process will be necessary to determine whether, to what extent, and when we may benefit from the bonus credits, and our ability to incorporate them into our business operations, which will be further impacted by when the U.S. Treasury promulgates additional guidance and the official regulations.

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

We cannot guarantee that our internal controls over financial reporting will prevent or detect all errors and fraud. The risk of errors is increased in light of the complexity of our business and investment funds. For example, we must deal with significant complexity in accounting for our fund structures and the resulting allocation of net (loss) income between our stockholders and noncontrolling interests under the hypothetical liquidation at book value (“HLBV”) method as well as the income tax consequences of these fund structures. As we enter into additional investment funds, which may have contractual provisions different from those of our existing funds, the analysis as to whether we consolidate these funds, the calculation under the HLBV method, and the analysis of the tax impact could become increasingly complicated. This additional complexity could require us to hire additional resources and increase the chance that we experience errors in the future.

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

We are required under generally accepted accounting principles to test goodwill for impairment at least annually or when events or changes in circumstances indicate that the carrying value may be impaired, and to review our intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Factors that can lead to impairment of goodwill and intangible assets include significant adverse changes in the business climate and actual or projected operating results, declines in the financial condition of our business and sustained decrease in our stock price. During the third quarter of fiscal 2023, we performed an interim quantitative assessment as of September 30, 2023 related to the recoverability of our goodwill for our one reporting unit as a result of a material sustained decline in our stock price and concluded that the fair value of our one reporting unit did not exceed its carrying value as of September 30, 2023 and recorded an impairment of $1.2 billion in our Consolidated Statement of Operations.

It is possible that we could recognize further goodwill impairment losses in the future if, among other factors:

•there are further sustained declines in our stock price

•valuations for comparable companies or comparable acquisitions valuations deteriorate the cost of equity or debt capital increases; or

•the outlook for future cash flows for our reporting unit deteriorate including but not limited to, increased competition, downward forecast revisions, restricting plans or changes in state and federal regulations affecting our business.

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

Our executive officers, directors and each of our stockholders who beneficially own 5% or more of our outstanding common stock and their affiliates, in the aggregate, beneficially own approximately 27.5% of the outstanding shares of our common stock, based on the number of shares outstanding as of September 30, 2023. As a result, these stockholders, if acting together, will be able to influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. They may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentrated control may have the effect of delaying or preventing a change in control of our company, could deprive our stockholders of an opportunity to receive a premium for their capital stock and might ultimately affect the market price of our common stock.

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

•major catastrophic events, global armed conflicts or civil unrest;

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sales of Equity Securities
None.
Issuer Purchases of Equity Securities
None.

Item 5. OTHER INFORMATION

On September 15, 2023, Ed Fenster, our Co-Executive Chair, adopted a trading plan for the sale of the Company's common stock that is intended to satisfy the affirmative defense of Rule 10b5-1(c). The trading plan will expire on December 28, 2024 and provides for the following transactions, each of which is based upon the Company's stock price reaching a series of price thresholds: (i) the exercise and hold of up to 173,300 stock options; (ii) the donation of 40,000 shares to a 501(c)3 non-profit organization; (iii) the exercise and sale of up to 395,792 stock options assuming the sale of shares to cover withholding taxes and option exercise price; and (iv) the sale of up to 499,015 long shares of common stock. As of the date he entered into the plan, Mr. Fenster owns or is able to exercise options to purchase a total of 2,611,760 common shares in the Company. Additional shares are expected to vest during the duration of the plan.

Item 6. EXHIBITS
The documents listed in the Exhibit Index of this Quarterly Report on Form 10-Q are incorporated by reference or are filed with this Quarterly Report on Form 10-Q, in each case as indicated therein (numbered in accordance with Item 601 of Regulation S-K).

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1	Restated Certificate of Incorporation of Sunrun Inc.	8-K	001-37511	3.3	6/7/2023

3.2	Bylaws of Sunrun Inc., Amended and Restated as of June 2, 2023.	8-K	001-37511	3.4	6/7/2023

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1†	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Schema Linkbase Document.

101.CAL	XBRL Taxonomy Definition Linkbase Document.

101.DEF	XBRL Taxonomy Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Labels Linkbase Document.

101.PRE	XBRL Taxonomy Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.INS, 101.SCH, 101.CAL, 101.DEF, 101.LAB, and 101.PRE)

_____________________

†	The certifications attached as Exhibit 32.1 that accompany this Quarterly Report on Form 10-Q are deemed furnished and not filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Sunrun Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUNRUN INC.

Date: November 1, 2023	By:	/s/ Mary Powell
Mary Powell
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Danny Abajian
Danny Abajian
Chief Financial Officer
(Principal Financial and Accounting Officer)