Form 10-Q
period 2024-03-31
Sunrun Inc.
filed 2024-05-08
CIK 1469367

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number: 001-37511

Sunrun Inc.
(Exact name of registrant as specified in its charter)

Delaware	26-2841711
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

600 California Street, Suite 1800
San Francisco, California 94108
(Address of principal executive offices and Zip Code)

(415) 580-6900
(Registrant’s telephone number, including area code)

225 Bush Street, Suite 1400
San Francisco, California 94104
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

As of May 3, 2024, the number of shares of the registrant’s common stock outstanding was 221,662,910.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

The discussion in this Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and the Private Securities Litigation Reform Act of 1995, which statements involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “should,” “expects,” “plans,” “goals,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential,” “continue,” “likely,” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:

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

•our ability to manage our supply chains and distribution channels and the impact of natural disasters, supply chain disruptions, inflation, tariffs and trade barriers, export regulations, bank failures, geopolitical conflicts, macroeconomic conditions, and other events beyond our control on our business and operations, results of operations, and financial position;

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

•the willingness and ability of our solar partners to fulfill their respective warranty and other contractual obligations;

•our ability to renew or replace expiring, canceled, or terminated Customer Agreements at favorable rates or on a long-term basis;

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

You should not rely upon forward-looking statements as predictions of future events. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot guarantee that the future results, levels of activity, performance or events and circumstances reflected in these forward-looking statements will be achieved or occur. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of these forward-looking statements. We undertake no obligation to update publicly any forward-looking statements for any reason after the date of this Quarterly Report on Form 10-Q to conform these statements to actual results or to changes in our expectations, except as required by law.

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

SELECTED RISKS AFFECTING OUR BUSINESS

Investing in our common stock involves numerous risks, including the risks described in Part II, Item 1A. “Risk Factors”, of this Quarterly Report on Form 10-Q. Below are some of these risks, any one of which could materially adversely affect our business, financial condition, results of operations and prospects.

Selected Risks Related to the Solar Industry

•The solar energy industry is an emerging market which is constantly evolving and may not develop to the size or at the rate we expect.
•We have historically benefited from declining costs in our industry, and our business and financial results may be harmed as a result of recent, and any continued increases in, costs associated with our solar service offerings and any failure of these costs to continue declining as we currently expect. If we do not reduce our cost structure in the future, our ability to continue to be profitable may be impaired.
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

Selected Risks Related to Regulation and Policy

•The customer value proposition for distributed solar, storage, and home electrification products is influenced by a number of factors, including, but not limited to, the retail price of electricity, the valuation of electricity not consumed on site and exported to the grid, the rate design mechanisms of customers’ utility bills, various policies related to the permitting and interconnection costs of our products to homes and the grid, the availability of incentives for solar, batteries, and other electrification products, and other policies which allow aggregations of our systems to provide the grid value. Significant changes to any of these factors may impact the competitiveness of our service offerings to customers.
•Electric utility statutes and regulations and changes to such statutes or regulations may present technical, regulatory, and economic barriers to the purchase and use of our solar service offerings that may significantly reduce demand for such offerings.
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
•We and our solar partners depend on a limited number of suppliers of solar panels, batteries, and other system components to adequately meet anticipated demand for our solar and storage service offerings. Any shortage, bottlenecks, delay, detentions, or component price change from these suppliers, or the acquisition of any of these suppliers by a competitor, could result in sales and installation delays, cancellations and loss of market share.
•If we fail to manage our recent and future growth effectively, we may be unable to execute our business plan, maintain high levels of customer service, or adequately address competitive challenges.
•We may not realize the anticipated benefits of past or future investments, strategic transactions, or acquisitions, and integration of these acquisitions may disrupt our business and our management team.
•The failure to hire and retain a sufficient number of employees and service providers in key functions would constrain our growth and our ability to timely complete customers’ Projects and successfully manage customer accounts.

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
•Failure or perceived failure to comply with existing or future laws, regulations, contracts, self-regulatory schemes, standards, and other obligations related to data privacy and security (including security incidents) could harm our business. Compliance or the actual or perceived failure to comply with such obligations could increase the costs of our products/services, limit their use or adoption, and otherwise negatively affect our operating results and business.

Selected Risks Related to Taxes and Accounting

•Our ability to provide our solar and storage service offerings to customers on an economically viable basis depends in part on our ability to finance these systems with fund investors who seek particular tax and other benefits.
•If the IRS makes determinations that the creditable basis of our solar energy systems is materially lower than what we have claimed, we may have to pay significant amounts to our fund investors, and our business, financial condition, and prospects may be materially and adversely affected.
•Our business currently depends on the availability of utility rebates, tax credits and other benefits, tax exemptions and exclusions, and other financial incentives, on the federal, state, and/or local levels. We may be adversely affected by changes in, and application of, these laws or other incentives to us, and the expiration, elimination. or reduction of these benefits could adversely impact our business.

If we are unable to adequately address these and other risks we face, our business may be harmed.

Sunrun Inc.
Consolidated Balance Sheets
(In Thousands, Except Share Par Values)
(Unaudited)

	March 31, 2024	December 31, 2023
Assets
Current assets:
Cash	$487,280	$678,821
Restricted cash	295,751	308,869
Accounts receivable (net of allowances for credit losses of $16,015 and $19,042 as of March 31, 2024 and December 31, 2023, respectively)	169,661	172,001
Inventories	411,993	459,746
Prepaid expenses and other current assets	305,921	262,822
Total current assets	1,670,606	1,882,259
Restricted cash	148	148
Solar energy systems, net	13,422,536	13,028,871
Property and equipment, net	157,165	149,139
Goodwill	3,122,168	3,122,168
Other assets	2,461,720	2,267,652
Total assets (1)	$20,834,343	$20,450,237
Liabilities and total equity
Current liabilities:
Accounts payable	$286,923	$230,723
Distributions payable to noncontrolling interests and redeemable noncontrolling interests	34,039	35,180
Accrued expenses and other liabilities	538,117	499,225
Deferred revenue, current portion	120,673	128,600
Deferred grants, current portion	8,199	8,199
Finance lease obligations, current portion	24,015	22,053
Non-recourse debt, current portion	245,310	547,870
Pass-through financing obligation, current portion	16,545	16,309
Total current liabilities	1,273,821	1,488,159
Deferred revenue, net of current portion	1,109,391	1,067,461
Deferred grants, net of current portion	193,409	195,724
Finance lease obligations, net of current portion	73,807	68,753
Convertible senior notes	662,781	392,867
Line of credit	387,002	539,502
Non-recourse debt, net of current portion	9,852,968	9,191,689
Pass-through financing obligation, net of current portion	253,361	278,333
Other liabilities	147,204	190,866
Deferred tax liabilities	122,216	122,870
Total liabilities (1)	14,075,960	13,536,224
Commitments and contingencies (Note 15)
Redeemable noncontrolling interests	656,845	676,177
Stockholders’ equity:
Preferred stock, $0.0001 par value—authorized, 200,000 shares as of March 31, 2024 and December 31, 2023; no shares issued and outstanding as of March 31, 2024 and December 31, 2023	—	—
Common stock, $0.0001 par value—authorized, 2,000,000 shares as of March 31, 2024 and December 31, 2023; issued and outstanding, 220,672 and 219,392 shares as of March 31, 2024 and December 31, 2023, respectively	22	22
Additional paid-in capital	6,614,414	6,609,229
Accumulated other comprehensive income	87,532	54,676
Retained earnings	(1,521,517)	(1,433,699)
Total stockholders’ equity	5,180,451	5,230,228
Noncontrolling interests	921,087	1,007,608
Total equity	6,101,538	6,237,836
Total liabilities, redeemable noncontrolling interests and total equity	$20,834,343	$20,450,237

1)The Company’s consolidated assets as of March 31, 2024 and December 31, 2023 include $11,973,297 and $11,538,540, respectively, in assets of variable interest entities (“VIEs”) that can only be used to settle obligations of the VIEs. These assets include solar energy systems, net as of March 31, 2024 and December 31, 2023 of $10,871,862 and $10,469,093, respectively; cash as of March 31, 2024 and December 31, 2023 of $207,883 and $254,522, respectively; restricted cash as of March 31, 2024 and December 31, 2023 of $40,146 and $48,169, respectively; accounts receivable, net as of March 31, 2024 and December 31, 2023 of $94,176 and $76,249, respectively; inventories as of March 31, 2024 and December 31, 2023 of $119,803 and $150,065, respectively; prepaid expenses and other current assets as of March 31, 2024 and December 31, 2023 of $209,140 and $161,414, respectively; and other assets as of March 31, 2024 and December 31, 2023 of $430,287 and $379,028, respectively. The Company’s consolidated liabilities as of March 31, 2024 and December 31, 2023 include $2,433,853 and $2,417,984, respectively, in liabilities of VIEs whose creditors have no recourse to the Company. These liabilities include accounts payable as of March 31, 2024 and December 31, 2023 of $6,581 and $12,187, respectively; distributions payable to noncontrolling interests and redeemable noncontrolling interests as of March 31, 2024 and December 31, 2023 of $34,016 and $35,181, respectively; accrued expenses and other current liabilities as of March 31, 2024 and December 31, 2023 of $231,302 and $185,766, respectively; deferred revenue as of March 31, 2024 and December 31, 2023 of $754,735 and $708,413, respectively; non-recourse debt as of March 31, 2024 and December 31, 2023 of $1,389,627 and $1,459,621, respectively; and other liabilities as of March 31, 2024 and December 31, 2023 of $17,592 and $16,816, respectively.
The accompanying notes are an integral part of these consolidated financial statements.

Sunrun Inc.
Consolidated Statements of Operations
(In Thousands, Except Per Share Amounts)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Revenue:
Customer agreements and incentives	$322,967	$246,474
Solar energy systems and product sales	135,221	343,375
Total revenue	458,188	589,849
Operating expenses:
Cost of customer agreements and incentives	269,534	236,905
Cost of solar energy systems and product sales	156,159	320,018
Sales and marketing	152,264	202,836
Research and development	12,087	4,557
General and administrative	51,266	53,227
Total operating expenses	641,310	817,543
Loss from operations	(183,122)	(227,694)
Interest expense, net	(192,159)	(142,698)
Other income (expense), net	89,930	(25,000)
Loss before income taxes	(285,351)	(395,392)
Income tax benefit	(2,201)	(59,619)
Net loss	(283,150)	(335,773)
Net loss attributable to noncontrolling interests and redeemable noncontrolling interests	(195,332)	(95,385)
Net loss attributable to common stockholders	$(87,818)	$(240,388)
Net loss per share attributable to common stockholders
Basic	$(0.40)	$(1.12)
Diluted	$(0.40)	$(1.12)
Weighted average shares used to compute net loss per share attributable to common stockholders
Basic	219,882	214,548
Diluted	219,882	214,548

The accompanying notes are an integral part of these consolidated financial statements.

Sunrun Inc.
Consolidated Statements of Comprehensive Loss
(In Thousands)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Net loss attributable to common stockholders	$(87,818)	$(240,388)
Unrealized gain (loss) on derivatives, net of income taxes	40,302	(30,434)
Adjustment for net gain on derivatives recognized into earnings, net of income taxes	(7,446)	(5,154)
Other comprehensive income (loss)	32,856	(35,588)
Comprehensive loss	$(54,962)	$(275,976)

Sunrun Inc.
Consolidated Statements of Redeemable Noncontrolling Interests and Equity
Three Months Ended March 31, 2024 and 2023
(In Thousands)
(Unaudited)

	Three Months Ended March 31, 2024
	Redeemable Noncontrolling Interests	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
		Shares	Amount
Balance at December 31, 2023	$676,177	219,392	$22	$6,609,229	$54,676	$(1,433,699)	$5,230,228	$1,007,608	$6,237,836
Exercise of stock options	—	177	—	1,056	—	—	1,056	—	1,056
Issuance of restricted stock units, net of tax withholdings	—	1,103	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	42,494	—	—	42,494	—	42,494
Contributions from noncontrolling interests and redeemable noncontrolling interests	16,435	—	—	—	—	—	—	147,902	147,902
Distributions to noncontrolling interests and redeemable noncontrolling interests	(16,653)	—	—	—	—	—	—	(57,046)	(57,046)
Net loss	(17,955)	—	—	—	—	(87,818)	(87,818)	(177,377)	(265,195)
Capped call transaction	—	—	—	(38,365)	—	—	(38,365)	—	(38,365)
Acquisition of noncontrolling interests	(1,159)	—	—	—	—	—	—	—	—
Other comprehensive income, net of income taxes	—	—	—	—	32,856	—	32,856	—	32,856
Balance at March 31, 2024	$656,845	220,672	$22	$6,614,414	$87,532	$(1,521,517)	$5,180,451	$921,087	$6,101,538

	Three Months Ended March 31, 2023
	Redeemable Noncontrolling Interests	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
		Shares	Amount
Balance at December 31, 2022	$609,702	214,184	$21	$6,470,194	$67,109	$170,798	$6,708,122	$861,193	$7,569,315
Exercise of stock options	—	199	—	1,328	—	—	1,328	—	1,328
Issuance of restricted stock units, net of tax withholdings	—	783	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	29,805	—	—	29,805	—	29,805
Contributions from noncontrolling interests and redeemable noncontrolling interests	—	—	—	—	—	—	—	397,750	397,750
Distributions to noncontrolling interests and redeemable noncontrolling interests	(17,002)	—	—	—	—	—	—	(45,471)	(45,471)
Net (loss) income	17,248	—	—	—	—	(240,388)	(240,388)	(112,633)	(353,021)
Acquisition of noncontrolling interest	(5,241)	—	—	4,479	—	—	4,479	(5,550)	(1,071)
Other comprehensive income, net of income taxes	—	—	—	—	(35,588)	—	(35,588)	—	(35,588)
Balance at March 31, 2023	$604,707	215,166	$21	$6,505,806	$31,521	$(69,590)	$6,467,758	$1,095,289	$7,563,047

Sunrun Inc.
Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Operating activities:
Net loss	$(283,150)	$(335,773)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization, net of amortization of deferred grants	150,520	123,105
Deferred income taxes	(2,202)	(59,613)
Stock-based compensation expense	28,869	28,266
Interest on pass-through financing obligations	4,756	4,862
Reduction in pass-through financing obligations	(9,335)	(9,641)
Unrealized (gain) loss on derivatives	(55,103)	30,721
Other noncash items	14,639	27,366
Changes in operating assets and liabilities:
Accounts receivable	(1,371)	(9,385)
Inventories	47,753	(103,986)
Prepaid expenses and other assets	(135,678)	(109,454)
Accounts payable	59,641	(1,428)
Accrued expenses and other liabilities	3,395	(26,776)
Deferred revenue	34,173	2,413
Net cash used in operating activities	(143,093)	(439,323)
Investing activities:
Payments for the costs of solar energy systems	(538,975)	(506,314)
Purchases of property and equipment, net	3,531	(3,996)
Net cash used in investing activities	(535,444)	(510,310)
Financing activities:
Proceeds from state tax credits, net of recapture	—	4,033
Proceeds from line of credit	139,805	143,331
Repayment of line of credit	(292,305)	(96,236)
Proceeds from issuance of convertible senior notes, net of capped call transaction	444,822	—
Repurchase of convertible senior notes	(173,715)	—
Proceeds from issuance of non-recourse debt	770,106	514,880
Repayment of non-recourse debt	(431,532)	(50,968)
Payment of debt fees	(47,779)	(733)
Proceeds from pass-through financing and other obligations, net	1,808	2,004
Repayment of pass-through financing obligation	(20,000)	—
Payment of finance lease obligations	(6,732)	(4,477)
Contributions received from noncontrolling interests and redeemable noncontrolling interests	164,337	397,750
Distributions paid to noncontrolling interests and redeemable noncontrolling interests	(74,834)	(63,901)
Acquisition of noncontrolling interest	(1,159)	(7,175)
Proceeds from transfer of investment tax credits	106,529	—
Payments to redeemable noncontrolling interests and noncontrolling interests of investment tax credits	(106,529)	—
Net proceeds related to stock-based award activities	1,056	1,328
Net cash provided by financing activities	473,878	839,836

Net change in cash and restricted cash	(204,659)	(109,797)
Cash and restricted cash, beginning of period	987,838	953,023
Cash and restricted cash, end of period	$783,179	$843,226
Supplemental disclosures of cash flow information
Cash paid for interest	$136,711	$93,988
Cash paid for income taxes	$—	$—
Supplemental disclosures of noncash investing and financing activities
Purchases of solar energy systems and property and equipment included in accounts payable and accrued expenses	$59,370	$69,557
Right-of-use assets obtained in exchange for new finance lease liabilities	$14,891	$10,175

The accompanying notes are an integral part of these consolidated financial statements.

Sunrun Inc.
Notes to Consolidated Financial Statements
(Unaudited)

Note 1. Organization
Sunrun Inc. (“Sunrun” or the “Company”) was formed in 2007. The Company is engaged in the design, development, installation, sale, ownership and maintenance of residential solar energy and battery storage systems (“Projects”) in the United States.
Sunrun acquires customers directly and through relationships with various solar and strategic partners (“Partners”). The Projects are constructed either by Sunrun or by Sunrun’s Partners and are mostly owned by the Company. Sunrun’s customers enter into an agreement to utilize the solar energy system (the “Customer Agreement”) which typically has an initial term of 20 or 25 years. Sunrun monitors, maintains, and insures the Projects during the term of the Customer Agreement. The Company also sells battery storage along with the solar energy systems and products, such as panels and racking and solar leads generated by customers.
The Company has formed various subsidiaries (“Funds”) to finance the development of Projects. These Funds, structured as limited liability companies, obtain financing from outside investors and purchase or lease Projects from Sunrun under master purchase or master lease agreements. The Company currently utilizes three legal structures in its investment Funds, which are referred to as: (i) pass-through financing obligations, (ii) partnership-flips, and (iii) joint venture (“JV”) inverted leases.

Note 2. Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting, and in the opinion management, include all necessary adjustments for the fair presentation of the Company’s interim financial statements. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. As such, these unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s annual report on Form 10-K for the year ended December 31, 2023. The results of the three months ended March 31, 2024 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2024 or other future periods.
The consolidated financial statements reflect the accounts and operations of the Company and those of its subsidiaries, including Funds, in which the Company has a controlling financial interest. The typical condition for a controlling financial interest ownership is holding a majority of the voting interests of an entity. However, a controlling financial interest may also exist in entities, such as VIEs, through arrangements that do not involve holding a majority of the voting interests. In accordance with the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification Topic 810 (“ASC 810”) Consolidation, the Company consolidates any VIE of which it is the primary beneficiary. The primary beneficiary, as defined in ASC 810, is the party that has (1) the power to direct the activities of a VIE that most significantly impact the VIE’s economic performance and (2) the obligation to absorb the losses of the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE. The Company evaluates its relationships with its VIEs on an ongoing basis to determine whether it continues to be the primary beneficiary. The consolidated financial statements reflect the assets and liabilities of VIEs that are consolidated. All intercompany transactions and balances have been eliminated in consolidation.
Reclassifications
When necessary, reclassifications have been made to our prior period financial information to conform with current year presentation and are not material to our consolidated financial statements.

Use of Estimates
The preparation of the consolidated financial statements requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The Company regularly makes estimates and assumptions, including, but not limited to, revenue recognition constraints that result in variable consideration, the discount rate used to adjust the promised amount of consideration for the effects of a significant financing component, the estimates that affect the collectability of accounts receivable, the valuation of inventories, the useful lives of solar energy systems, the useful lives of property and equipment, the effective interest rate used to amortize pass-through financing obligations, the discount rate used for operating and financing leases, the valuation of stock-based compensation, the determination of valuation allowances associated with deferred tax assets, the fair value of debt instruments disclosed and the redemption value of redeemable noncontrolling interests. The Company bases its estimates on historical experience and various other assumptions believed to be reasonable. Actual results may differ from such estimates.
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
Revenue from external customers (including, but not limited to homeowners) for each group of similar products and services is as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Customer agreements	$304,134	$225,088
Incentives	18,833	21,386
Customer agreements and incentives	322,967	246,474

Solar energy systems	65,065	228,902
Product sales	70,156	114,473
Solar energy systems and product sales	135,221	343,375
Total revenue	$458,188	$589,849

Revenue from Customer Agreements includes payments by customers for the use of the system as well as utility and other rebates assigned by the customer to the Company in the Customer Agreement. Revenue from incentives includes revenue from the sale of commercial investment tax credits (“Commercial ITCs”) and solar renewable energy credits (“SRECs”).
Cash and Restricted Cash
Restricted cash represents amounts related to obligations under certain financing transactions and future replacement of solar energy system components.

The following table provides a reconciliation of cash and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows. Cash and restricted cash consists of the following (in thousands):

	Three Months Ended March 31,
	2024	2023
Beginning of period:
Cash	$678,821	$740,508
Restricted cash, current and long-term	309,017	212,515
Total	$987,838	$953,023

End of period:
Cash	$487,280	$628,536
Restricted cash, current and long-term	295,899	214,690
Total	$783,179	$843,226
Accounts Receivable
Accounts receivable consist of amounts due from customers, as well as state and utility rebates due from government agencies and utility companies. Under Customer Agreements, the customers typically assign incentive rebates to the Company.
Accounts receivable, net consists of the following (in thousands):

	March 31, 2024	December 31, 2023
Customer receivables	$180,117	$186,537
Other receivables	5,559	4,506
Allowance for credit losses	(16,015)	(19,042)
Total	$169,661	$172,001
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
Circumstances that could indicate impairment and require the Company to perform a quantitative impairment test include significant declines in the Company’s financial results or enterprise value relative to its net book value or a sustained decline in the Company’s stock price below its book value, coupled with declines in valuations for comparable public companies or acquisition premiums. The Company tests goodwill for impairment for its one reporting unit using an estimated fair value approach. Due to the sustained decline in the Company’s market capitalization after consideration of a control premium below the book value of equity, the Company recorded an impairment charge as of September 30, 2023 related to the recoverability of its goodwill for its one reporting unit. After the impairment charge, the fair value of the Company’s one reporting unit approximated its estimated carrying value. No additional impairment had occurred as of December 31, 2023.

Should, among other events and circumstances, industry conditions deteriorate, the outlook for future operating results and cash flow decline or regulations change, costs of equity or debt capital increase, valuations for comparable public companies or comparable acquisition valuations decrease, or the Company’s market capitalization experience a further sustained decline below its book value, the Company may need to further reassess the recoverability of goodwill in future periods. As of March 31, 2024, there were no indicators of impairment that would require a goodwill impairment analysis.
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
The opening balance of deferred revenue was $1.1 billion as of December 31, 2022. Deferred revenue consists of the following (in thousands):

	March 31, 2024	December 31, 2023
Under Customer Agreements:
Payments received, net	$880,755	$873,137
Financing component balance	74,121	72,289
	954,876	945,426

Under SREC contracts:
Payments received, net	260,352	237,800
Financing component balance	14,836	12,835
	275,188	250,635

Total	$1,230,064	$1,196,061

During the three months ended March 31, 2024 and 2023, the Company recognized revenue of $27.7 million and $24.1 million, respectively, from amounts included in deferred revenue at the beginning of the respective periods. Revenue allocated to remaining performance obligations represents contracted revenue that has not yet been recognized and includes deferred revenue as well as amounts that will be invoiced and recognized as revenue in future periods. Contracted but not yet recognized revenue was approximately $26.6 billion as of March 31, 2024, of which the Company expects to recognize approximately 5% over the next 12 months. The annual recognition is not expected to vary significantly over the next 10 years as the vast majority of existing Customer Agreements have at least 10 years remaining, given that the average age of the Company’s fleet of residential solar energy systems under Customer Agreements is less than five years as a result of the Company experiencing significant growth in the last few years. The annual recognition on these existing contracts will gradually decline over the midpoint of the Customer Agreements, which is around 10 years, as the typical 20- or 25-year initial term expires on individual Customer Agreements.
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

Certain assets are measured at fair value on a non-recurring basis. These assets are not also measured at fair value on an ongoing basis, but are subject to fair value adjustments only in certain circumstances. These assets can include goodwill that is written down to fair value when it is impaired, which uses Level 3 inputs. Assets that are written down to fair value when impaired are not subsequently adjusted to fair value unless further impairment occurs.
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
The Company begins to recognize revenue on Customer Agreements when permission to operate (“PTO”) is given by the local utility company or on the date daily operation commences if utility approval is not required. Revenue recognition does not necessarily follow the receipt of cash. For Customer Agreements that include a fixed fee per month which entitles the customer to any and all electricity generated by the system, and for which the Company’s obligation is to provide continuous access to a functioning solar energy system, the Company recognizes revenue evenly over the time that it satisfies its performance obligations, which is over the initial term of the Customer Agreements. For Customer Agreements that charge a fixed price per kilowatt hour, and for which the Company’s obligation is the provision of electricity from a solar energy system, revenue is recognized based on the actual amount of power generated at rates specified under the contracts. Customer Agreements typically have an initial term of 20 or 25 years. After the initial contract term, Customer Agreements typically automatically renew annually or for a five year term.
SREC revenue arises from the sale of environmental credits generated by solar energy systems and is generally recognized upon delivery of the SRECs to the counterparty or upon reporting of the electricity generation. For pass-through financing obligation Funds, the value attributable to the monetization of Commercial ITCs are recognized in the period a solar energy system is granted PTO, see Note 10, Pass-Through Financing Obligations.
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
Consideration from customers is considered variable due to the performance guarantee under Customer Agreements and liquidating damage provisions under SREC contracts in the event minimum deliveries are not achieved. Performance guarantees provide a credit to the customer if the system’s cumulative production, as measured on various PTO anniversary dates, is below the Company’s guarantee of a specified minimum. Revenue is recognized to the extent it is probable that a significant reversal of such revenue will not occur.

The Company capitalizes incremental costs incurred to obtain a contract in Other assets in the consolidated balance sheets. These amounts are amortized on a straight-line basis over the term of the Customer Agreements, and are included in Sales and marketing in the consolidated statements of operations.
Solar energy systems and product sales
For solar energy systems sold to customers, revenue is recognized when the solar energy system passes inspection by the authority having jurisdiction, which inspection generally occurs after installation but prior to PTO, at which time the Company has met the performance obligation in the contract. For solar energy system sales that include delivery obligations up until interconnection to the local power grid with PTO, the Company recognizes revenue at PTO. Certain solar energy systems sold to customers include fees for extended warranty and maintenance services. These fees are recognized over the life of the service agreement. The Company’s installation Projects are typically completed in less than twelve months.
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
Recently Issued and Adopted Accounting Standards
Accounting standards to be adopted:
In October 2023, the FASB issued ASU 2023-06, Disclosure Improvements — Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative, to modify the disclosure or presentation requirements of a variety of topics, which will allow users to more easily compare entities subject to the SEC’s existing disclosures with those entities that were not previously subject to the SEC’s requirements, and to align the requirements in the FASB accounting standard codification with the SEC’s regulations. The amendments in this ASU are effective when the related disclosure is effectively removed from Regulations S-X or S-K, with early adoption prohibited. The Company is currently evaluating the provisions of the amendments and the impact on its future consolidated financial statements.
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which expands disclosures about a public entity’s reportable segments and requires enhanced information about a reportable segment’s expenses, interim segment profit or loss, and how a public entity’s CODM uses reported segment profit or loss information in assessing segment performance and allocating resources. This ASU became effective for fiscal years beginning after December 15, 2023. The Company is currently evaluating this guidance and the impact it may have on its financial statement disclosures.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which expands disclosures in an entity’s income tax rate reconciliation table and regarding cash taxes paid both in the U.S. and foreign jurisdictions. This ASU is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating this guidance and the impact it may have on its financial statement disclosures.
In March 2024, the SEC issued Final Rule 33-11275 and 34-99678 - The Enhancement and Standardization of Climate-Related Disclosures for Investors. This rule requires registrants to provide standardized disclosures related to climate-related risks, governance and risk management strategies, and the financial impact of severe weather events and Scope 1 and 2 greenhouse gas emissions. The rule requires implementation in phases between 2025 and 2033. In April 2024, the SEC announced that it would voluntarily stay its final climate disclosure rules pending judicial review. The Company is currently evaluating the impact of the rule on its future consolidated financial statements.

Note 3. Fair Value Measurement
At March 31, 2024 and December 31, 2023, the carrying value of receivables, accounts payable, accrued expenses and distributions payable to noncontrolling interests approximates fair value due to their short-term nature and falls under the Level 2 hierarchy. The carrying values and fair values of debt instruments are as follows (in thousands):

	March 31, 2024		December 31, 2023
	Carrying Value	Fair Value	Carrying Value	Fair Value
Recourse debt	$1,049,783	$1,029,681	$932,369	$844,727
Senior debt	4,392,367	4,357,504	4,114,134	4,082,994
Subordinated debt	2,385,584	2,270,183	2,219,573	2,131,994
Securitization debt	3,320,327	3,078,187	3,405,852	3,191,542
Total	$11,148,061	$10,735,555	$10,671,928	$10,251,257
At March 31, 2024 and December 31, 2023, the fair value of certain recourse debt and certain senior, subordinated and securitization loans approximate their carrying values because their interest rates are variable rates that approximate rates currently available to the Company. At March 31, 2024 and December 31, 2023, the fair value of the Company’s other debt instruments are based on rates currently offered for debt with similar maturities and terms. The Company’s fair value of the debt instruments fell under the Level 2 hierarchy. These valuation approaches involve some level of management estimation and judgment, the degree of which is dependent on the price transparency for the instruments or market.

At March 31, 2024 and December 31, 2023, financial instruments measured at fair value on a recurring basis, based upon the fair value hierarchy, are as follows (in thousands):

	March 31, 2024
	Level 1	Level 2	Level 3	Total
Derivative assets:
Interest rate swaps	$—	$169,888	$—	$169,888
Total	$—	$169,888	$—	$169,888
Derivative liabilities:
Interest rate swaps	$—	$22,403	$—	$22,403
Total	$—	$22,403	$—	$22,403

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Derivative assets:
Interest rate swaps	$—	$132,734	$—	$132,734
Total	$—	$132,734	$—	$132,734
Derivative liabilities:
Interest rate swaps	$—	$60,401	$—	$60,401
Total	$—	$60,401	$—	$60,401

The above balances are recorded in other assets and other liabilities, respectively, in the consolidated balance sheets, except for $58.4 million and $55.5 million as of March 31, 2024 and December 31, 2023, respectively, which is recorded in prepaid expenses and other current assets.
The Company determines the fair value of its interest rate swaps using a discounted cash flow model that incorporates an assessment of the risk of non-performance by the interest rate swap counterparty and an evaluation of the Company’s credit risk in valuing derivative instruments. The valuation model uses various inputs including contractual terms, interest rate curves, credit spreads, and measures of volatility.

Note 4. Inventories
Inventories consist of the following (in thousands):

	March 31, 2024	December 31, 2023
Raw materials	$362,779	$413,410
Work-in-process	49,214	46,336
Total	$411,993	$459,746

Note 5. Solar Energy Systems, net
Solar energy systems, net consists of the following (in thousands):

	March 31, 2024	December 31, 2023
Solar energy system equipment costs	$13,002,812	$12,558,996
Inverters and batteries	2,005,966	1,845,580
Total solar energy systems	15,008,778	14,404,576
Less: accumulated depreciation and amortization	(2,303,527)	(2,165,171)
Add: construction-in-progress	717,285	789,466
Total solar energy systems, net	$13,422,536	$13,028,871
All solar energy systems, including construction-in-progress, have been leased to or are subject to signed Customer Agreements with customers. The Company recorded depreciation expense related to solar energy systems of $141.7 million and $116.6 million for the three months ended March 31, 2024 and 2023, respectively. The depreciation expense was reduced by the amortization of deferred grants of $2.0 million and $2.1 million for the three months ended March 31, 2024 and 2023, respectively.

Note 6. Other Assets
Other assets consist of the following (in thousands):

	March 31, 2024	December 31, 2023
Costs to obtain contracts - Customer Agreements	$1,674,184	$1,565,098
Costs to obtain contracts - incentives	2,481	2,481
Accumulated amortization of costs to obtain contracts	(185,489)	(168,564)
Unbilled receivables	516,126	468,379
Allowance for credit loss on unbilled receivables	(5,252)	(4,774)
Equity investment	132,563	132,563
Operating lease right-of-use assets	88,282	91,635
Other assets	238,825	180,834
Total	$2,461,720	$2,267,652
The Company recorded amortization of costs to obtain contracts of $17.0 million and $12.2 million for the three months ended March 31, 2024 and 2023, respectively, in Sales and marketing in the consolidated statements of operations.
The majority of unbilled receivables arise from fixed price escalators included in the Company’s long-term Customer Agreements. The escalator is included in calculating the total estimated transaction value for an individual Customer Agreement. The total estimated transaction value is then recognized over the term of the Customer Agreement. The amount of unbilled receivables increases while billings for an individual Customer Agreement are less than the revenue recognized for that Customer Agreement. Conversely, the amount of unbilled receivables decreases once the billings become higher than the amount of revenue recognized in the period. At the end of the initial term of a Customer Agreement, the cumulative amounts recognized as revenue and billed to date are the same, therefore the unbilled receivable balance for an individual Customer Agreement will be zero. The Company applies an estimated loss-rate in order to determine the current expected credit loss for unbilled receivables. The estimated loss-rate is determined by analyzing historical credit losses, residential first and second mortgage foreclosures and consumers’ utility default rates, as well as current economic conditions. The Company reviews individual customer collection status of electricity billings to determine whether the unbilled receivables for an individual customer should be written off, including the possibility of a service transfer to a potential new homeowner.

Note 7. Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consist of the following (in thousands):

	March 31, 2024	December 31, 2023
Accrued employee compensation	$94,790	$93,414
Accrued interest	91,901	92,881
Operating lease obligations	29,182	29,572
Other accrued expenses	322,244	283,358
Total	$538,117	$499,225

Note 8. Indebtedness
As of March 31, 2024, debt consisted of the following (in thousands, except percentages):

	March 31, 2024	December 31, 2023	Unused Borrowing Capacity (1)	Weighted Average Interest Rate at March 31, 2024 (2)	Weighted Average Interest Rate at December 31, 2023 (2)	Contractual Interest Rate (3)	Contractual Maturity Date
Recourse debt
Line of credit (4)	$387,002	$539,502	$—	9.32%	8.89%	SOFR +3.25% - 3.75%	November 2025
Convertible Senior Notes due 2026 (5)	194,478	397,642	—	—%	—%	—%	February 2026
Convertible Senior Notes due 2030 (6)	483,187	—	—	4.00%	—%	4.00%	March 2030
Total recourse debt	1,064,667	937,144	—
Unamortized debt discount	(14,884)	(4,775)	—
Total recourse debt, net	1,049,783	932,369	—

Non-recourse debt (7)
Senior revolving and delayed draw loans (8)	1,826,800	1,886,300	49,800	7.98%	7.59%	SOFR +2.35%- 3.10%	March 2027 - February 2028
Senior non-revolving loans(9)	2,568,240	2,226,343	—	6.98%	7.07%	4.66% - 6.93%; SOFR +1.85% - 2.65%	September 2025 - February 2055
Subordinated revolving and delayed draw loans (8)	181,550	146,000	—	11.45%	12.01%	SOFR +3.76% - 9.10%	March 2027 - April 2028
Subordinated loans (10)(11)	2,245,740	2,110,693	—	9.23%	9.18%	7.00% - 10.50%; SOFR +6.00% - 6.90%	June 2026 - January 2042
Securitized loans	3,364,050	3,450,794	—	4.62%	4.61%	2.27% - 6.60%	April 2048 - January 2059
Total non-recourse debt	10,186,380	9,820,130	49,800
Unamortized debt (discount) premium, net	(88,102)	(80,571)	—
Total non-recourse debt, net	10,098,278	9,739,559	49,800
Total debt, net	$11,148,061	$10,671,928	$49,800

(1)Represents the additional amount the Company could borrow, if any, based on the state of its existing assets as of March 31, 2024.
(2)Reflects weighted average contractual, unhedged rates. See Note 9, Derivatives for hedge rates.
(3)Ranges shown reflect a fixed interest rate and rates using SOFR, as applicable.

(4)The working capital facility (the “Facility”) was amended in February 2024 and its total commitment of up to $447.5 million is secured by substantially all of the unencumbered assets of the Company, as well as ownership interests in certain subsidiaries of the Company. Borrowings under the Facility may be designated as Base Rate Loans or Term SOFR Loans, subject to certain terms and conditions under the Credit Agreement. Base Rate Loans accrue interest at a rate per year equal to 2.25% to 2.75% depending on total outstanding balance as a percentage of total commitment plus the highest of (a) the federal funds rate plus 0.50%, (b) the interest rate determined from time to time by the Administrative Agent as its prime rate and notified to the Company, (c) the Adjusted Term SOFR Rate (defined below) for a one-month interest period in effect on such day (or if such day is not a business day, the immediately preceding business day) plus 1.00% and (d) 0.00%. Term SOFR Loans accrue interest at a rate per annum equal to (a) 3.25% to 3.75% depending on total outstanding balance as a percentage of total commitment plus (b) the greater of (i) 0.00% and (ii) the sum of (x) the forward-looking term rate for a period comparable to the applicable available tenor based on SOFR that is published by CME Group Benchmark Administration Ltd or a successor for the applicable interest period and (y) (1) if the applicable interest period is one month, 0.11448%, (2) if the applicable interest period is three months, 0.26161% or (c) if the applicable interest period is six months, 0.42826% (the rate pursuant to clause (b), the “Adjusted Term SOFR Rate”). The maturity date of this facility could be extended to March 1, 2027 if, as of September 30, 2024, the Company maintain funds on deposit in a collateral account equal to an amount sufficient to repay at the scheduled maturity all of its 0% Senior Convertible Notes due 2026 that are outstanding on September 30, 2024 and the Company is otherwise in compliance with its quarter-end liquidity covenant. This facility is subject to various restrictive covenants, such as the completion and presentation of audited consolidated financial statements, maintaining a minimum modified interest coverage ratio, a minimum modified current ratio, a maximum modified leverage ratio, and a minimum unencumbered cash balance, in each case, tested quarterly. The Company was in compliance with all debt covenants as of March 31, 2024.
(5)Convertible senior notes due 2026 (the “2026 Notes”) under this category with an outstanding balance of $194.5 million as of March 31, 2024 will not bear regular interest, and the principal amount of the 2026 Notes will not accrete. The 2026 Notes may bear special interest under specified circumstances relating to the Company’s failure to comply with its reporting obligations under the Indenture or if the 2026 Notes are not freely tradeable as required by the indenture. The 2026 Notes will mature on February 1, 2026, unless earlier repurchased by the Company, redeemed by the Company or converted pursuant to their terms. The initial conversion rate of the Notes is 8.4807 shares of the Company’s common stock, par value $0.0001 per share, per $1,000 principal amount of 2026 Notes, which is equivalent to an initial conversion price of approximately $117.91 per share. The conversion rate will be subject to adjustment upon the occurrence of certain specified events but will not be adjusted for any accrued and unpaid special interest. In addition, upon the occurrence of a make-whole fundamental change or an issuance of a notice of redemption, the Company will, in certain circumstances, increase the conversion rate by a number of additional shares for a holder that elects to convert its 2026 Notes in connection with such make-whole fundamental change or notice of redemption. The debt discount recorded on the 2026 Notes is being amortized to interest expense at an effective interest rate of 0.57%. As of March 31, 2024, $7.1 million of the debt discount was amortized to interest expense inception to date. In connection with the offering of the 2026 Notes, the Company entered into privately negotiated capped call transactions (the “2026 Capped Calls”) with certain of the initial purchasers and/or their respective affiliates at a cost of approximately $28.0 million. The 2026 Capped Calls are classified as equity and were recorded to additional paid-in-capital within stockholders’ equity as of March 31, 2021. The 2026 Capped Calls each have an initial strike price of approximately $117.91 per share, subject to certain adjustments, which corresponds to the initial conversion price of the 2026 Notes. The 2026 Capped Calls have initial cap prices of $157.22 per share. The 2026 Capped Calls cover, subject to anti-dilution adjustments, approximately 3.4 million shares of common stock. The 2026 Capped Calls are expected generally to reduce the potential dilution to the common stock upon any conversion of 2026 Notes and/or offset any cash payments the Company is required to make in excess of the principal amount of the 2026 Notes, as the case may be, in the event the market price per share of common stock, as measured under the 2026 Capped Calls, is greater than the strike price of the 2026 Capped Call, with such offset subject to a cap. If, however, the market price per share of the common stock, as measured under the 2026 Capped Calls, exceeds the cap price of the 2026 Capped Calls, there would be dilution and/or there would not be an offset of such potential cash payments, in each case, to the extent that the then-market price per share of the common stock exceeds the cap price. The final components of the 2026 Capped Calls are scheduled to expire on January 29, 2026. None of the conversion criteria has been met as of March 31, 2024.

(6)Convertible senior notes due 2030 (the “2030 Notes” and, together with the 2026 Notes, the “Notes”) under this category with an outstanding balance of $483.2 million as of March 31, 2024 will bear regular interest at 4.00% per annum, and the principal amount of the 2030 Notes will not accrete. The 2030 Notes may bear special interest under specified circumstances relating to the Company’s failure to comply with its reporting obligations under the indenture or if the 2030 Notes are not freely tradeable as required by the indenture. The 2030 Notes will mature on March 1, 2030, unless repurchased by the Company, redeemed by the Company or converted pursuant to their terms prior to maturity. The initial conversion rate of the 2030 Notes is 61.3704 shares of the Company’s common stock, par value $0.0001 per share, per $1,000 principal amount of 2030 Notes, which is equivalent to an initial conversion price of approximately $16.29 per share. The conversion rate will be subject to adjustment upon the occurrence of certain specified events but will not be adjusted for any accrued and unpaid special interest. In addition, upon the occurrence of a make-whole fundamental change or an issuance of a notice of redemption, the Company will, in certain circumstances, increase the conversion rate by a number of additional shares for a holder that elects to convert its 2030 Notes in connection with such make-whole fundamental change or notice of redemption. The debt discount recorded on the 2030 Notes is being amortized to interest expense at an effective interest rate of 4.51%. As of March 31, 2024, $0.2 million of the debt discount was amortized to interest expense inception to date. In connection with the offering of the 2030 Notes, the Company entered into privately negotiated capped call transactions (the “2030 Capped Calls”) with certain of the initial purchasers and/or their respective affiliates at a cost of approximately $38.4 million. The 2030 Capped Calls are classified as equity and were recorded to additional paid-in-capital within stockholders’ equity as of March 31, 2024. The 2030 Capped Calls each have an initial strike price of approximately $16.29 per share, subject to certain adjustments, which corresponds to the initial conversion price of the 2030 Notes. The 2030 Capped Calls have initial cap prices of $22.37 per share. The 2030 Capped Calls cover, subject to anti-dilution adjustments, approximately 29.7 million shares of common stock. The 2030 Capped Calls are expected generally to reduce the potential dilution to the common stock upon any conversion of 2030 Notes and/or offset any cash payments the Company is required to make in excess of the principal amount of the 2030 Notes, as the case may be, in the event the market price per share of Common Stock, as measured under the 2030 Capped Calls, is greater than the strike price of the 2030 Capped Call, with such offset subject to a cap. If, however, the market price per share of the common stock, as measured under the 2030 Capped Calls, exceeds the cap price of the 2030 Capped Calls, there would be dilution and/or there would not be an offset of such potential cash payments, in each case, to the extent that the then-market price per share of the common stock exceeds the cap price. The final components of the 2030 Capped Calls are scheduled to expire on February 27, 2030. None of the conversion criteria has been met as of March 31, 2024.
(7)Certain loans under this category are part of project equity transactions.
(8)Pursuant to the terms of the aggregation facilities within this category the Company may draw up to an aggregate principal amount of $2.7 billion in revolver borrowings depending on the available borrowing base at the time.
(9)Loans under this category with a fixed rate had a total outstanding balance of $907.8 million as of March 31, 2024.
(10)A loan under this category with an outstanding balance of $143.7 million as of March 31, 2024 contains a put option that can be exercised beginning in 2036 that would require the Company to pay off the entire loan on November 30, 2037.
(11)Loans under this category with a floating rate have a total outstanding balance of $468.5 million as of March 31, 2024.

Senior and Subordinated Debt Facilities
Each of the Company’s senior and subordinated debt facilities contain customary covenants, including the requirement to maintain certain financial measurements and provide lender reporting. Each of the senior and subordinated debt facilities also contain certain provisions in the event of default that entitle lenders to take certain actions including acceleration of amounts due under the facilities and acquisition of membership interests and assets that are pledged to the lenders under the terms of the senior and subordinated debt facilities. The facilities are non-recourse to the Company and are secured by net cash flows from Customer Agreements or inventories less certain operating, maintenance and other expenses that are available to the borrower after distributions to tax equity investors, where applicable. Under the terms of these facilities, the Company’s subsidiaries pay interest and principal from the net cash flows available to the subsidiaries. The Company was in compliance with all debt covenants as of March 31, 2024.
Non-Recourse Financings
In connection with each of the Company’s non-recourse debt (including securitized loans), assets (consisting of membership interests in project companies that own photovoltaic systems and related Customer Agreements) were contributed by the Company to special purpose subsidiaries of the Company (each a “Non-Recourse Borrower”). Each of such financings contains customary covenants including the requirement to provide reporting to the indenture trustee or collateral agent and, if applicable, ratings agencies. Each of the financings also contains certain provisions which entitle the indenture trustee or collateral agent to take certain actions upon the occurrence of an event of default, including acceleration of amounts due under the facilities and the foreclosure on the assets of the Non-Recourse Borrower that are pledged to the lenders under the terms thereof. The facilities are non-recourse to the Company and are secured by first priority security interests by each Non-Recourse Borrower in favor of the indenture trustee or collateral agent in all of the Non-Recourse Borrower’s assets including the cash flows from Customer Agreements which are available to each Non-Recourse Borrower after giving effect to certain operating, maintenance and other expenses and, where applicable, distributions to tax equity investors. As a result of such security interests, the assets of each Non-Recourse Borrower are not available to the creditors of the Company unless and until distributions from such entities are made to the Company as permitted under the applicable facility documentation. Under the terms of these financings, each Non-Recourse Borrower pays interest and principal from such net cash flows. The Company was in compliance with all debt covenants as of March 31, 2024.

Note 9. Derivatives
Interest Rate Swaps
The Company uses interest rate swaps to hedge variable interest payments due on certain of its term loans and aggregation facility. These swaps allow the Company to incur fixed interest rates on these loans and receive payments based on variable interest rates with the swap counterparty based on SOFR (daily, one month, three month) on the notional amounts over the life of the swaps. In the second quarter of 2023, the Company entered into bilateral agreements with its swap counterparties to transition the remaining portion of its swaps to SOFR. The Company made various elections under FASB ASC Topic 848, Reference Rate Reform, related to changes in critical terms of the hedging relationships due to reference rate reform to not result in a de-designation of these hedging relationships. As of September 2023, all of the Company’s interest rate swap agreements were indexed to SOFR. In December 2023, the Company started using interest rate swaptions to protect against adverse fluctuations in interest rates prior to expected future draws on the Company’s floating-rate facilities, at which point the Company enters into long-term interest rate hedges.

The interest rate swaps have been designated as cash flow hedges. The credit risk adjustment associated with these swaps is the risk of non-performance by the counterparties to the contracts. In the three months ended March 31, 2024, the hedge relationships on the Company’s interest rate swaps have been assessed as highly effective as the quarterly assessment performed determined changes in cash flows of the derivative instruments have been highly effective in offsetting the changes in the cash flows of the hedged items, are expected to be highly effective in the future and the critical terms of the interest rate swaps match the critical terms of the underlying forecasted hedged transactions. Accordingly, changes in the fair value of these derivatives are recorded as a component of accumulated other comprehensive income, net of income taxes. Changes in the fair value of these derivatives are subsequently reclassified into earnings, and are included in interest expense, net in the Company’s statements of operations, in the period that the hedged forecasted transactions affect earnings. To the extent that the hedge relationships are not effective, changes in the fair value of these derivatives are recorded in other expenses, net in the Company’s statements of operations on a prospective basis.
The Company’s master netting and other similar arrangements allow net settlements under certain conditions. When those conditions are met, the Company presents derivatives at net fair value. As of March 31, 2024, the information related to these offsetting arrangements were as follows (in thousands):

Instrument Description	Gross Amounts of Recognized Assets / Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets / Liabilities Included in the Consolidated Balance Sheet	Notional Amount (1) (2)
Assets:
Derivatives designated as hedging instruments	$123,808	$(4)	$123,804	$1,729,598
Derivatives not designated as hedging instruments	46,080	(6,851)	39,229	1,784,895
Total derivative assets	$169,888	$(6,855)	$163,033	$3,514,493

Liabilities:
Derivatives designated as hedging instruments	$(3)	$4	$1	$—
Derivatives not designated as hedging instruments	(22,400)	6,851	(15,549)	546,860
Total derivative liabilities	$(22,403)	$6,855	$(15,548)	$546,860
Total	$147,485	$—	$147,485	$4,061,353

(1)    Comprised of 73 interest rate swaps which effectively fix the SOFR portion of interest rates on outstanding balances of certain loans under the senior and securitized sections of the debt footnote table (see Note 8, Indebtedness) at 0.31% to 4.53% per annum. These swaps mature from April 30, 2024 to January 31, 2043.

(2)    Comprised of 12 interest rate swaptions which effectively fix the SOFR portion of interest rates on future outstanding balances of certain loans under the senior revolving section of the debt footnote table (see Note 8, Indebtedness) at 3.81% to 4.13% per annum. These swaptions expire from April 8, 2024 to June 7, 2024 with potential underlying swaps maturing from July 31, 2042 to October 31, 2042.

As of December 31, 2023, the information related to these offsetting arrangements were as follows (in thousands):

Instrument Description	Gross Amounts of Recognized Assets / Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets / Liabilities Included in the Consolidated Balance Sheet	Notional Amount
Assets:
Derivatives designated as hedging instruments	$97,321	$(5)	$97,316	$1,416,686
Derivatives not designated as hedging instruments	35,413	(5,246)	30,167	1,695,495
Total derivative assets	$132,734	$(5,251)	$127,483	$3,112,181

Liabilities:
Derivatives designated as hedging instruments	(5,963)	5	(5,958)	324,042
Derivatives not designated as hedging instruments	(54,438)	5,246	(49,192)	809,785
Total derivative liabilities	$(60,401)	$5,251	$(55,150)	$1,133,827
Total	$72,333	$—	$72,333	$4,246,008
The (gains) losses on derivatives designated as cash flow hedges recognized into OCI, before tax effect, consisted of the following (in thousands):

	Three months ended March 31,
	2024	2023
Derivatives designated as cash flow hedges:
Interest rate swaps	$(42,987)	$38,027
The (gains) losses on derivatives financial instruments recognized into the consolidated statements of operations, before tax effect, consisted of the following (in thousands):

	Three months ended March 31,
	2024		2023
	Interest expense, net	Other expense, net	Interest expense, net	Other expense, net
Derivatives designated as cash flow hedges:
Interest rate swaps:
(Gains) losses reclassified from Accumulated other comprehensive income (“AOCI”) into income	$(10,131)	$—	$(7,039)	$—
Derivatives not designated as cash flow hedges:
Interest rate swaps:
(Gains) losses recognized into income	—	(60,501)	—	25,050
Total (gains) losses	$(10,131)	$(60,501)	$(7,039)	$25,050

All amounts in AOCI in the consolidated statements of redeemable noncontrolling interests and equity relate to derivatives, refer to the consolidated statements of comprehensive income (loss). The net gain (loss) on derivatives includes the tax effect of $0.0 million and $9.5 million for the three months ended March 31, 2024 and 2023, respectively.
During the next 12 months, the Company expects to reclassify $30.7 million of net gains on derivative instruments from accumulated other comprehensive income to earnings. There were 49 undesignated derivative instruments recorded by the Company as of March 31, 2024.

Note 10. Pass-Through Financing Obligations

The Company’s pass-through financing obligations (“Financing Obligations”) arise when the Company leases solar energy systems to Fund investors who are considered commercial customers under a master lease agreement, and these investors in turn are assigned the Customer Agreements with customers. The Company receives all of the value attributable to the accelerated tax depreciation and some or all of the value attributable to the other incentives. Given the assignment of operating cash flows, these arrangements are accounted for as Financing Obligations. The Company also sells the rights and related value attributable to the Commercial ITC to these investors.
Under these Financing Obligation arrangements, wholly owned subsidiaries of the Company finance the cost of solar energy systems with investors for an initial term of 22 years, and one Fund for 7 years. The solar energy systems are subject to Customer Agreements with an initial term of typically 20 or 25 years that automatically renew annually or for a term of five years. These solar energy systems are reported under the line item solar energy systems, net in the consolidated balance sheets. As of March 31, 2024 and December 31, 2023, the cost of the solar energy systems placed in service under the Financing Obligation arrangements was $480.0 million and $692.3 million, respectively. The accumulated depreciation related to these assets as of March 31, 2024 and December 31, 2023 was $118.6 million and $191.5 million, respectively.
The investors make a series of large up-front payments and, in certain cases, subsequent smaller quarterly payments (lease payments) to the subsidiaries of the Company. The Company accounts for the payments received from the investors under the Financing Obligation arrangements as borrowings by recording the proceeds received as Financing Obligations on its consolidated balance sheets, and cash provided by financing activities in its consolidated statements of cash flows. These Financing Obligations are reduced over a period of approximately 22 years, or over 7 years in the case of one Fund, by customer payments under the Customer Agreements, and proceeds from the contracted resale of SRECs as they are received by the investor. In addition, funds paid for the Commercial ITC value upfront are initially recorded as a refund liability and recognized as revenue as the associated solar energy system reaches PTO. The Commercial ITC value is reflected in cash provided by operations on the consolidated statements of cash flows. The Company accounts for the Customer Agreements, as well as the resale of SRECs consistent with the Company’s revenue recognition accounting policies as described in Note 2, Summary of Significant Accounting Policies.
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

Note 11. VIE Arrangements
The Company consolidated various VIEs at March 31, 2024 and December 31, 2023. The carrying amounts and classification of the VIEs’ assets and liabilities included in the consolidated balance sheets are as follows (in thousands):

	March 31, 2024	December 31, 2023
Assets
Current assets
Cash	$207,883	$254,522
Restricted cash	40,146	48,169
Accounts receivable, net	94,176	76,249
Inventories	119,803	150,065
Prepaid expenses and other current assets	209,140	161,414
Total current assets	671,148	690,419
Solar energy systems, net	10,871,862	10,469,093
Other assets	430,287	379,028
Total assets	$11,973,297	$11,538,540
Liabilities
Current liabilities
Accounts payable	$6,581	$12,187
Distributions payable to noncontrolling interests and redeemable noncontrolling interests	34,016	35,181
Accrued expenses and other liabilities	231,302	185,766
Deferred revenue, current portion	57,132	54,103
Non-recourse debt, current portion	217,075	270,460
Total current liabilities	546,106	557,697
Deferred revenue, net of current portion	697,603	654,310
Non-recourse debt, net of current portion	1,172,552	1,189,161
Other liabilities	17,592	16,816
Total liabilities	$2,433,853	$2,417,984
The Company holds certain variable interests in nonconsolidated VIEs established as a result of four pass-through Fund arrangements as further explained in Note 10, Pass-Through Financing Obligations. The Company does not have material exposure to losses as a result of its involvement with the VIEs in excess of the amount of the pass-through financing obligation recorded in the Company’s consolidated financial statements. The Company is not considered the primary beneficiary of these VIEs.

Note 12. Redeemable Noncontrolling Interests
During certain specified periods of time, noncontrolling interests in certain funding arrangements have the right to put all of their membership interests to the Company. During a specific period of time, the Company has the right to call all membership units of the related redeemable noncontrolling interests.

Note 13. Stock-Based Compensation
Stock Options
The following table summarizes the activity for all stock options under all of the Company’s equity incentive plans for the three months ended March 31, 2024 (shares and aggregate intrinsic value in thousands):

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2023	4,243	$17.19	4.85	$31,762
Granted	—	—
Exercised	(163)	5.95
Canceled	(12)	29.48
Outstanding at March 31, 2024	4,068	$17.60	4.76	$12,817

Options vested and exercisable at March 31, 2024	3,544	$15.31	4.31	$12,817
Restricted Stock Units
The following table summarizes the activity for all restricted stock units (“RSUs”) under all of the Company’s equity incentive plans for the three months ended March 31, 2024 (shares in thousands):

	Number of Awards	Weighted Average Grant Date Fair Value
Unvested balance at December 31, 2023	8,449	$22.16
Granted	2,615	16.62
Issued	(1,164)	23.38
Canceled / forfeited	(362)	20.94
Unvested balance at March 31, 2024	9,538	$20.18
Warrants for Strategic Partners

The Company has issued warrants for up to 846,943 shares of its common stock to certain strategic partners (calculated using the respective quarter of grant’s closing stock price). The exercise price of each warrant is $0.01 per share, and 13,939 warrants were exercised during the three months ended March 31, 2024. There were 15,939 warrants exercised during the three months ended March 31, 2023. The Company recognized stock-based compensation expense of nil and $1.1 million during the three months ended March 31, 2024 and 2023, respectively, under performance and time-based warrants.
Employee Stock Purchase Plan

Under the Company’s 2015 Employee Stock Purchase Plan (“ESPP”), as amended, eligible employees are offered shares bi-annually through a 24-month offering period with six-month purchase periods. Each purchase period begins on the first trading day on or after May 15 and November 15 of each year. Employees may purchase a limited number of shares of the Company’s common stock via regular payroll deductions at a discount of 15% of the lower of the fair market value of the Company’s common stock (i) on the first trading date of each offering period or (ii) on the exercise date. Employees may deduct up to 15% of payroll, with a cap of $25,000 of fair market value of the Company’s common stock in any calendar year and 10,000 shares of the Company’s common stock per employee per purchase period.

Stock-Based Compensation Expense
The Company recognized stock-based compensation expense, including ESPP expenses, in the consolidated statements of operations as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Cost of customer agreements and incentives	$1,946	$1,841
Cost of solar energy systems and product sales	554	1,768
Sales and marketing	15,175	14,877
Research and development	2,612	442
General and administration	8,582	9,338
Total	$28,869	$28,266
During the three months ended March 31, 2024 and 2023, stock-based compensation expense capitalized to solar energy systems, net in the Company’s consolidated balance sheets was $2.7 million and $2.3 million, respectively.

Note 14. Income Taxes

The income tax rate for the three months ended March 31, 2024 and 2023 was 0.8% and 15.1%, respectively. The differences between the actual consolidated effective income tax rate and the U.S. federal statutory rate were primarily attributable to the allocation of losses on noncontrolling interests and income tax expense related to the valuation allowance.

The Company sells solar energy systems to investment Funds. As the investment Funds are consolidated by the Company, the gain on the sale of the assets has been eliminated in the consolidated financial statements, however gains on sale are recognized for tax purposes and the tax effects of which, both current and deferred, are included in the Company’s income tax provision.

Note 15. Commitments and Contingencies
Letters of Credit
As of March 31, 2024 and December 31, 2023, the Company had $38.5 million and $37.0 million, respectively, of unused letters of credit outstanding, which each carry fees of 0.50% - 3.25% per annum and 0.50% - 3.25% per annum, respectively.
Guarantees
Certain tax equity funds and debt facilities require the Company to maintain an aggregate amount of $35.0 million of unencumbered cash and cash equivalents at the end of each month.
Purchase Commitment
The Company entered into purchase commitments, which have the ability to be canceled without significant penalties, with multiple suppliers to purchase $280.4 million of photovoltaic modules, inverters and batteries by the end of the first quarter of 2025.

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
Commercial ITC Indemnification
The Company is contractually committed to compensate its investors for any losses that they may suffer in certain limited circumstances resulting from reductions in Commercial ITCs, including any reduction in depreciable basis. Generally, such obligations would arise as a result of reductions to the value of the underlying solar energy systems as assessed by the Internal Revenue Service (the “IRS”). The Company set the purchase prices and claimed values based on fair market values determined with the assistance of an independent third-party appraisal with respect to the systems that generate Commercial ITCs (and the associated depreciable basis) that are passed-through to, and claimed by, the Fund investors. In April 2018, the Company purchased an insurance policy providing for certain payments by the insurers in the event there is a final determination (including a judicial determination) that reduced the Commercial ITCs and depreciation claimed in respect of solar energy systems sold or transferred to most Funds through April 2018, or later, in the case of Funds added to the policy after such date. In general, the policy indemnifies the Company and related parties for additional taxes (including penalties and interest) owed in respect of lost Commercial ITCs, depreciation, gross-up costs and expenses incurred in defending such claim, subject to negotiated exclusions from, and limitations to, coverage. The Company purchased similar additional insurance policies in January 2021, October 2022, and May 2023.

At each balance sheet date, the Company assesses and recognizes, when applicable, the potential exposure from this obligation based on all the information available at that time, including any audits undertaken by the IRS. The IRS is auditing one of the Company’s investors in an audit involving a review of the fair market value determination of the Company’s solar energy systems in the investment fund, which is covered by the Company’s 2018 insurance policy. If this audit results in an adverse final determination, the Company may be subject to an indemnity obligation to its investor, which may result in certain limited out-of-pocket costs and potential increased insurance premiums in the future.

Litigation

The Company is subject to certain legal proceedings, claims, investigations, and administrative proceedings in the ordinary course of its business. The Company records a provision for a liability when it is both probable that the liability has been incurred and the amount of the liability can be reasonably estimated. The Company evaluates the adequacy of its legal reserves based on its assessment of many factors, including interpretations of the law and assumptions that ultimately may or may not be correct about the future outcome of each case based on available information. These provisions, if any, are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. Depending on the nature and timing of any such proceedings that may arise, an unfavorable resolution of a matter could materially affect the Company’s future consolidated results of operations, cash flows, or financial position in a particular period.

In the normal course of business, the Company has from time to time been named as a party to various legal claims, actions, or complaints. While the outcome of these matters cannot currently be predicted with certainty, the Company does not currently believe that the outcome of any of these claims will have a material adverse effect, individually or in the aggregate, on its consolidated financial position, results of operations, or cash flows.

Note 16. Net Loss Per Share
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
The computation of the Company’s basic and diluted net loss per share is as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2024	2023
Numerator:
Net loss attributable to common stockholders	$(87,818)	$(240,388)
Denominator:
Weighted average shares used to compute net loss per share attributable to common stockholders, basic	219,882	214,548
Weighted average effect of potentially dilutive shares to purchase common stock	—	—
Weighted average shares used to compute net loss per share attributable to common stockholders, diluted	219,882	214,548
Net loss per share attributable to common stockholders
Basic	$(0.40)	$(1.12)
Diluted	$(0.40)	$(1.12)

The following shares were excluded from the computation of diluted net loss per share as the impact of including those shares would be anti-dilutive (in thousands):

	Three Months Ended March 31,
	2024	2023
Outstanding stock options	1,968	1,472
Unvested restricted stock units	8,345	3,924
Convertible Senior Notes (if converted)	14,146	3,392
Total	24,459	8,788

Note 17. Related Party Transactions

Advances Receivable—Related Party

Net amounts due from direct-sales professionals were $13.2 million and $10.1 million as of March 31, 2024 and December 31, 2023, respectively. The Company provided a reserve of $2.5 million and $2.4 million as of March 31, 2024 and December 31, 2023, respectively, related to advances to direct-sales professionals who have terminated their employment agreement with the Company.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with the unaudited consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to such differences include those identified below and those discussed in the section titled “Risk Factors” included elsewhere in this Quarterly Report on Form 10-Q.

Overview

Sunrun’s (the “Company,” “our,” “we”) mission is to connect people to the cleanest energy on earth. Sunrun transformed the solar industry in 2007 by removing financial barriers and democratizing access to locally-generated, renewable energy. Today, Sunrun is the nation’s leading provider of clean energy as a subscription service, offering residential solar and storage with no upfront costs. Sunrun’s innovative products and solutions can connect homes to the cleanest energy on earth, providing them with energy security, predictability, and peace of mind. Sunrun also manages energy services that benefit communities, utilities, and the electric grid while enhancing customer value.

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

Our core solar service offerings are provided through our lease and power purchase agreements, which we refer to as our “Customer Agreements,” and which provide customers with simple, predictable pricing for solar energy that is insulated from rising retail electricity prices. They also provide customers who opt for storage offerings the benefit of increased resiliency from backup energy and enhanced energy management capabilities. While customers have the option to purchase a solar energy system outright from us, most of our customers choose to buy solar as a service from us through our Customer Agreements without the significant upfront investment of purchasing a solar energy system. With our solar service offerings, we install solar energy systems on our customers’ homes and provide them with the solar power produced by those systems for typically a 20- or 25-year initial term. In addition, we monitor, maintain and insure the system during the term of the contract. In exchange, we receive predictable cash flows from high credit quality customers and qualify for tax and other benefits. We finance portions of these tax benefits and cash flows through tax equity, non-recourse debt and project equity structures in order to fund our upfront costs, overhead and growth investments. We develop valuable customer relationships that can extend beyond this initial contract term and provide us an opportunity over time to integrate additional solar, battery storage, electrification and distributed power plant offerings into a smart solution for each home and community. Since our founding, we have continued to invest in a platform of services and tools to enable large scale operations for us and our partner network, and these partners include solar integrators, sales partners, installation partners and other strategic partners. The platform includes processes and software, as well as fulfillment and acquisition of marketing leads. We believe our platform empowers new market entrants and smaller industry participants to profitably serve our large and underpenetrated market without making the significant investments in technology and infrastructure required to compete effectively against established industry players. Our platform provides the support for our multi-channel model, which drives broad customer reach and capital-efficient growth.
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

We have experienced substantial growth in our business and operations since our inception in 2007, as well as through our acquisition of Vivint Solar on October 8, 2020. As of March 31, 2024, we operate the largest fleet of residential solar energy systems in the United States. We have a Networked Solar Energy Capacity of 6,873 megawatts as of March 31, 2024, which represents the aggregate megawatt production capacity of our solar energy systems that have been recognized as deployments, from our inception through the measurement date. Gross Earning Assets as of March 31, 2024 were approximately $15.0 billion. Please see the section entitled “Key Operating Metrics” for more details on how we calculate Networked Solar Energy Capacity and Gross Earning Assets.
We also have a long track record of attracting low-cost capital from diverse sources, including tax equity and debt investors. Since inception we have raised tax equity investment funds to finance the installation of solar energy systems.
Market & Macroeconomic Environment

Our business and financial performance also depend on worldwide economic conditions. We face global macroeconomic challenges, particularly in light of increases and volatility in interest rates, uncertainty in markets, inflationary trends, navigating complex and evolving regulatory and tax frameworks, and the dynamics of the global trade environment. During fiscal year 2023 and the first three months of fiscal 2024, we observed market uncertainty, increasing inflationary pressures, rising interest rates, the market impacts of proposed or newly enacted regulatory frameworks in markets within which we do business and within our industry, supply constraints, and bank failures. In particular, rising interest rates, including recent historic increases starting in 2021, have resulted and may continue to result in a decrease in our advance rates, reducing the proceeds we receive from certain investment funds. Because our financing structure is sensitive to volatility in interest rates, higher rates increase our cost of capital and may decrease the amount of capital available to us to finance the deployment of new solar energy systems. These market dynamics, some of which we expect will continue into the foreseeable future, have impacted and may continue to impact our business and financial results.

In December 2022, California made changes to its net metering policy by adopting Net Billing Tariff (“NBT”), which presents a significant change to the rate structure for new California customers, and has partially limited the financial attractiveness of our offerings in certain regions of the state, particularly for solar-only systems. However, under this new policy, the value proposition of storage offerings is significantly enhanced. We believe that California will be predominantly a solar plus storage market going forward and the vast majority of California sales now consist of either our Sunrun Shift product or our backup battery offerings. As the demand for solar plus storage offerings grows, we anticipate facing additional operational challenges associated with the complexity of deploying storage solutions. For example, solar plus storage offerings tend to have longer cycle times due to factors such as lengthened permitting and inspection times and potential need of a main panel upgrade. Any such factors that extend the timeframes from customer signature to installation have historically resulted in increased operational challenges and correspondingly lower realization rates, and any future instances may continue to do so. Accordingly, this may adversely affect our financial performance, as well as the timing and magnitude of our installations and the recognition of the associated revenue.

Under the new NBT framework, the value proposition of our products is best understood when customers compare the combined costs of their utility bill along with their Sunrun solar and storage bill, due to the impact of time-of-use rates and export rates. The solar industry in California is adjusting from selling based on the value of solar-only to a more complicated rate design with NBT. We believe the best customer offering is one that pairs solar and storage, although it may be more confusing to customers when compared to solar-only offerings from competitors. This dynamic may result in less sales efficacy so long as customers continue to be presented with inferior, but simpler, solar-only offerings and as a result, may harm our business, financial condition, and results of operations, and may also harm the reputation of the solar industry in California at large.

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
As of March 31, 2024, we had 65 active investment funds, which are described below. We have established different types of investment funds to implement our asset monetization strategy. Depending on the nature of the investment fund, cash may be contributed to the investment fund by the investor upfront or in stages based on milestones associated with the design, construction or interconnection status of the solar energy systems. The cash contributed by the fund investor is used by the investment fund to purchase solar energy systems. The investment funds either own or enter into a master lease with a Sunrun subsidiary for the solar energy systems, Customer Agreements and associated incentives. We receive on-going cash distributions from the investment funds representing a portion of the monthly customer payments received. We use the upfront cash, as well as on-going distributions to cover our costs associated with designing, purchasing and installing the solar energy systems. In addition, we also use debt, equity and other financing strategies to fund our operations. The allocation of the economic benefits between us and the fund investor and the corresponding accounting treatment varies depending on the structure of the investment fund.
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
The table below provides an overview of our current investment funds (dollars in millions):

Consolidated Joint Ventures
	Pass-Through Financing Obligations	Partnership Flip	JV Inverted Lease
Consolidation	Owner entity consolidated, tenant entity not consolidated	Single entity, consolidated	Owner and tenant entities consolidated
Balance sheet classification	Pass-through financing obligation	Redeemable noncontrolling interests and noncontrolling interests	Redeemable noncontrolling interests
Revenue from Commercial ITCs	Recognized on the permission to operate (“PTO”) date	None	None
Method of calculating investor interest	Effective interest rate method	Greater of HLBV or redemption value	Greater of HLBV or redemption value
Liability balance as of March 31, 2024	$269.9	N/A	N/A
Noncontrolling interest balance (redeemable or otherwise) as of March 31, 2024	N/A	$1,572.7	$5.3

For further information regarding our investment funds, including the associated risks, see Part II, Item 1A. Risk Factors— “Our ability to provide our solar service offerings to customers on an economically viable basis depends in part on our ability to finance these systems with fund investors who seek particular tax and other benefits”, Note 10, Pass-Through Financing Obligations, Note 11, VIE Arrangements, and Note 12, Redeemable Noncontrolling Interests to our consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

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

•Networked Solar Energy Capacity represents the aggregate megawatt production capacity of our solar energy systems, whether sold directly to customers or subject to executed Customer Agreements (i) for which we have confirmation that the systems are installed, subject to final inspection; or (ii) in the case of certain system installations by our partners, for which we have accrued at least 80% of the expected project cost (inclusive of acquisitions of installed systems). Systems that have met these criteria are considered to be deployed. We believe it is helpful to investors to evaluate networked solar energy capacity added during the period in order to measure the growth of our business as a whole, whether sold directly to customers or subject to executed Customer Agreements.

•Gross Earning Assets is calculated as Gross Earning Assets Contracted Period plus Gross Earning Assets Renewal Period.

◦Gross Earning Assets Contracted Period represents the present value of the remaining net cash flows (discounted at 6%) during the initial term of our Customer Agreements as of the measurement date. It is calculated as the present value of cash flows (discounted at 6%) we expect to receive from Subscribers in future periods, after deducting expected operating and maintenance costs based on the service agreements underlying each fund, equipment replacements costs, distributions to tax equity partners in consolidated joint venture partnership flip structures, and distributions to project equity investors. We include cash flows we expect to receive in future periods from tax equity partners, government incentive and rebate programs, contracted sales of solar renewable energy credits, and awarded net cash flows from grid service programs with utility or grid operators.

◦Gross Earning Assets Renewal Period is the forecasted net present value we would receive upon or following the expiration of the initial Customer Agreement term but before the 30th anniversary of the system’s activation (either in the form of cash payments during any applicable renewal period or a system purchase at the end of the initial term), for Subscribers as of the measurement date. We calculate the Gross Earning Assets Renewal Period amount at the expiration of the initial contract term assuming either a system purchase or a renewal, forecasting only a 30-year customer relationship (although the customer may renew for additional years, or purchase the system), at a contract rate equal to 90% of the customer’s contractual rate in effect at the end of the initial contract term. After the initial contract term, our Customer Agreements typically automatically renew annually or for a five year term and the rate is initially set at up to a 10% discount to then-prevailing utility power prices.

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

	As of March 31,
	2024	2023
Networked Solar Energy Capacity (megawatts)	6,866	5,907
Customers	957,313	829,709

	As of March 31,
	2024	2023

	(in thousands)
Gross Earning Assets Contracted Period	$11,545,364	$8,583,529
Gross Earning Assets Renewal Period	3,492,176	2,969,814
Gross Earning Assets	$15,037,540	$11,553,343

The tables below provide a range of Gross Earning Asset amounts if different default, discount and purchase and renewal assumptions were used.
Gross Earning Assets Contracted Period:

	As of March 31, 2024
	Discount rate
Default rate	4%	5%	6%	7%	8%

	(in thousands)
5%	$13,343,443	$12,211,771	$11,227,742	$10,368,410	$9,614,820
0%	$13,743,812	$12,567,574	$11,545,364	$10,653,188	$9,871,231
Gross Earning Assets Renewal Period:

	As of March 31, 2024
	Discount rate
Purchase or Renewal rate	4%	5%	6%	7%	8%

	(in thousands)
80%	$4,479,005	$3,675,276	$3,028,451	$2,505,753	$2,081,645
90%	$5,162,199	$4,236,932	$3,492,176	$2,890,236	$2,401,744
100%	$5,845,390	$4,798,585	$3,955,899	$3,274,719	$2,721,843

Total Gross Earning Assets:

	As of March 31, 2024
	Discount rate
Purchase or Renewal rate	4%	5%	6%	7%	8%

	(in thousands)
80%	$18,222,817	$16,242,850	$14,573,815	$13,158,941	$11,952,875
90%	$18,906,010	$16,804,505	$15,037,540	$13,543,425	$12,272,975
100%	$19,589,201	$17,366,158	$15,501,263	$13,927,907	$12,593,074

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). GAAP requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. In many instances, we could have reasonably used different accounting estimates, and in other instances, changes in the accounting estimates are reasonably likely to occur from period to period. Actual results could differ significantly from our estimates. Our future financial statements will be affected to the extent that our actual results materially differ from these estimates. For further information on all of our significant accounting policies, see Note 2, Summary of Significant Accounting Policies of our annual report on Form 10-K for the year ended December 31, 2023, filed on February 21, 2024.

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
We begin to recognize revenue from a Customer Agreement when PTO for the applicable solar energy system is given by the local utility company or on the date daily operation commences if utility approval is not required. For Customer Agreements that include a fixed fee per month which entitles the customer to any and all electricity generated by the system, we recognize revenue evenly over the time that we satisfy our performance obligations over the initial term of Customer Agreements. For Customer Agreements that charge a fixed price per kilowatt hour, revenue is recognized based on the actual amount of power generated at rates specified under the contracts. Customer Agreements typically have an initial term of 20 or 25 years. After the initial contract term, our Customer Agreements typically automatically renew annually or for a five year term.
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
Consideration from customers is considered variable due to the performance guarantee under Customer Agreements and liquidated damage provisions under SREC contracts in the event minimum deliveries are not achieved. Customer Agreements with a performance guarantee provide a credit to the customer if the system’s cumulative production, as measured on various PTO anniversary dates, is below our guarantee of a specified minimum. Revenue is recognized to the extent it is probable that a significant reversal of such revenue will not occur. If our estimate of the future production shortfall amount for Customer Agreements with a performance guarantee was 10% higher, the additional reduction to revenue in the three months ended March 31, 2024 would have been less than $3.4 million. Our estimated production shortfall reduced revenue during the three months ended March 31, 2024 by less than $8.3 million more than the prior year’s period. We have historically estimated an immaterial amount of liquidated damages pursuant to SREC contracts, and actual damages have not been materially different from estimates, nor material in amount during the three months ended March 31, 2024 and 2023.
Solar Energy Systems and Product Sales. Solar energy systems sales are revenue from the sale of solar energy systems directly to customers. We generally recognize revenue from solar energy systems sold to customers when the solar energy system passes inspection by the authority having jurisdiction, which inspection generally occurs after installation but prior to PTO, at which time we have met the performance obligation in the contract. For solar energy system sales that include delivery obligations up until interconnection to the local power grid with permission to operate, we recognize revenue at PTO. Certain solar energy systems sold to customers include fees for extended warranty and maintenance services. These fees are recognized over the life of the service agreement.
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

Circumstances that could indicate impairment and require us to perform a quantitative impairment test include a significant decline in our financial results, a significant decline in our enterprise value relative to our net book value, a sustained decline in our stock price, or an unanticipated change in competition or our market share and a significant change in our strategic plans. A sustained decrease in the price of our common stock is one of the qualitative factors to be considered as part of an impairment test when evaluating whether events or changes in circumstances may indicate that it is more likely than not that a potential goodwill impairment exists. Due to the continued sustained decline in our market capitalization after consideration of a control premium below the book value of equity, we recorded an impairment charge as of September 30, 2023 related to the recoverability of our goodwill for our one reporting unit. After the impairment charge, the fair value of our one reporting unit approximated its estimated carrying value. As of October 1, 2023, we conducted our annual goodwill impairment test. The test concluded that no additional impairment had occurred during the fourth quarter of fiscal 2023.

Should, among other events and circumstances, industry conditions deteriorate, the outlook for future operating results and cash flow decline or regulations change, costs of equity or debt capital increase, valuations for comparable public companies or comparable acquisition valuations decrease, or our market capitalization experience a further sustained decline below its book value, we may need to further reassess the recoverability of goodwill in future periods. As of March 31, 2024, there were no indicators of impairment that would require a goodwill impairment analysis.
Impairment of Long-Lived Assets
The carrying values of our long-lived assets, including solar energy systems, are periodically reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable or that the useful life is shorter than originally estimated. Factors that we consider in deciding when to perform an impairment review would include significant negative industry or economic trends, and significant changes or planned changes in our use of the assets. Recoverability of these assets is measured by comparison of the carrying value of each asset group to the future undiscounted cash flows the asset is expected to generate over its remaining life. If the asset is considered to be impaired, the amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset. If the useful life is shorter than originally estimated, we amortize the remaining carrying value over the new shorter useful life. During the three months ended March 31, 2024 and 2023, there were no indicators of impairment and therefore no cash flow analysis was performed.
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

We determine the net income (loss) attributable to common stockholders by deducting from net income (loss), the net income (loss) attributable to noncontrolling interests and redeemable noncontrolling interests in these funds. The net income (loss) attributable to noncontrolling interests and redeemable noncontrolling interests represents the fund investors’ allocable share in the results of operations of these investment funds. For these funds, we have determined that the provisions in the contractual arrangements represent substantive profit-sharing arrangements, where the allocations to the partners sometimes differ from the stated ownership percentages. We have further determined that, for these arrangements, the appropriate methodology for attributing income and loss to the noncontrolling interests and redeemable noncontrolling interests each period is a balance sheet approach using the HLBV method. Under the HLBV method, the amounts of income and loss attributed to the noncontrolling interests and redeemable noncontrolling interests in the consolidated statements of operations reflect changes in the amounts the fund investors would hypothetically receive at each balance sheet date under the liquidation provisions of the contractual provisions of these funds, assuming the net assets of the respective investment funds were liquidated at the carrying value determined in accordance with GAAP. The fund investors’ interest in the results of operations of these investment funds is initially determined by calculating the difference in the noncontrolling interests and redeemable noncontrolling interests’ claim under the HLBV method at the start and end of each reporting period, after taking into account any contributions and distributions between the fund and the fund investors and subject to the redemption provisions in certain funds.
The calculation of HLBV does not require estimates since each HLBV calculation is based upon the liquidation provisions of each fund’s contractual agreement. The calculation of the redeemable noncontrolling interest balance involves estimates such as a discount rate used in net present value calculations, and customer default rates. If the assumptions used for each of these were 10% higher, the impact to the aggregate redeemable noncontrolling interest balance as of March 31, 2024 would be a reduction of $20.6 million.

Results of Operations
The results of operations presented below should be reviewed in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q.

	Three Months Ended March 31,
	2024	2023

	(in thousands, except per share data)
Revenue:
Customer agreements and incentives	$322,967	$246,474
Solar energy systems and product sales	135,221	343,375
Total revenue	458,188	589,849
Operating expenses:
Cost of customer agreements and incentives	269,534	236,905
Cost of solar energy systems and product sales	156,159	320,018
Sales and marketing	152,264	202,836
Research and development	12,087	4,557
General and administrative	51,266	53,227
Total operating expenses	641,310	817,543
Loss from operations	(183,122)	(227,694)
Interest expense, net	(192,159)	(142,698)
Other income (expense), net	89,930	(25,000)
Loss before income taxes	(285,351)	(395,392)
Income tax benefit	(2,201)	(59,619)
Net loss	(283,150)	(335,773)
Net loss attributable to noncontrolling interests and redeemable noncontrolling interests	(195,332)	(95,385)
Net loss attributable to common stockholders	$(87,818)	$(240,388)
Net loss per share attributable to common stockholders
Basic	$(0.40)	$(1.12)
Diluted	$(0.40)	$(1.12)
Weighted average shares used to compute loss per share attributable to common stockholders
Basic	219,882	214,548
Diluted	219,882	214,548

Comparison of the Three Months Ended March 31, 2024 and 2023
Revenue

	Three Months Ended March 31,		Change
	2024	2023	$	%

	(in thousands)
Customer agreements	$304,134	$225,088	$79,046	35%
Incentives	18,833	21,386	(2,553)	(12)%
Customer agreements and incentives	322,967	246,474	76,493	31%

Solar energy systems	65,065	228,902	(163,837)	(72)%
Products	70,156	114,473	(44,317)	(39)%
Solar energy systems and product sales	135,221	343,375	(208,154)	(61)%
Total revenue	$458,188	$589,849	$(131,661)	(22)%
Customer Agreements and Incentives. The $79.0 million increase in Revenue from customer agreements was primarily due to new systems placed in service in the period from April 1, 2023 through March 31, 2024, plus a full three months of revenue recognized in 2024 for systems placed in service in the first three months of 2023 versus only a partial amount of such revenue related to the period in which the assets were in service in 2023. Revenue from incentives consisted primarily of sales of SRECs. The $2.6 million decrease related to the timing and volume of SREC sales which were responsive to market conditions.
Solar Energy Systems and Product Sales. Revenue from solar energy systems sales decreased by $163.8 million compared to the prior year primarily due to an increase in the proportion of customers choosing to enter into a Customer Agreement versus purchasing a system outright using a loan, likely due to increased interest rates. Product sales decreased by $44.3 million, primarily due to the lower average sales price of solar energy products, as well as lower sales volume of solar energy products to installers of solar energy systems compared to the prior year, due to easing of supply chain constraints.
Operating Expenses

	Three Months Ended March 31,		Change
	2024	2023	$	%

	(in thousands)
Cost of customer agreements and incentives	$269,534	$236,905	$32,629	14%
Cost of solar energy systems and product sales	156,159	320,018	(163,859)	(51)%
Sales and marketing	152,264	202,836	(50,572)	(25)%
Research and development	12,087	4,557	7,530	165%
General and administrative	51,266	53,227	(1,961)	(4)%
Total operating expenses	$641,310	$817,543	$(176,233)	(22)%
Cost of Customer Agreements and Incentives. The $32.6 million increase in Cost of customer agreements and incentives was primarily due to the new systems placed in service in the period from April 1, 2023 through March 31, 2024, plus a full three months of costs recognized in 2024 for systems placed in service in the three months of 2023 versus only a partial amount of such expenses related to the period in which the assets were in service in 2023.
The Cost of customer agreements and incentives decreased to 83% of revenue from customer agreements and incentives during the three months ended March 31, 2024, from 96% during the three months ended March 31, 2023. This decrease is primarily due to customer pricing increases catching up to costs.

Cost of Solar Energy Systems and Product Sales. The $163.9 million decrease in Cost of solar energy systems and product sales was primarily due to the corresponding net decrease in the solar energy systems and product sales discussed above.
The Cost of solar energy systems and product sales increased to 115% of revenue from solar energy systems and product sales during the three months ended March 31, 2024, from 93% during the three months ended March 31, 2023, primarily as the result of a $22.1 million increase in inventory reserves related to the wind-down of the AEE Solar operations.
Sales and Marketing Expense. The $50.6 million decrease in Sales and marketing expense was primarily attributable to decreases in headcount driving lower employee compensation and costs to acquire customers through our sales lead generating partners. Included in Sales and marketing expense is $17.0 million and $12.2 million of amortization of costs to obtain Customer Agreements for the three months ended March 31, 2024 and 2023, respectively.
Research and Development Expense. The $7.5 million increase in Research and development expense was primarily attributable to an increase in headcount driving higher employee compensation costs, as well as an increase in support related consulting costs.
General and Administrative Expense. The $2.0 million decrease in General and administrative expenses was primarily attributable to a decrease of $1.341 million in amortization of intangibles from the prior period, as the intangibles were fully amortized in 2023.
Non-Operating Expenses, net

	Three Months Ended March 31,		Change
	2024	2023	$	%

	(in thousands)
Interest expense, net	$(192,159)	$(142,698)	$(49,461)	35%
Other income (expense), net	$89,930	$(25,000)	$114,930	(460)%

Interest Expense, net. The increase in Interest expense, net of $49.5 million was primarily related to additional non-recourse debt entered into subsequent to March 31, 2023. Included in net interest expense is $8.4 million and $7.5 million of non-cash interest recognized under Customer Agreements that have a significant financing component for the three months ended March 31, 2024 and 2023, respectively.

Other Income (Expense), net. The increase in other income (expense), net of $114.9 million related primarily to gains on derivatives, as well as a $30.9 million gain on extinguishment of debt mainly related to the repurchase of convertible senior notes recognized in the three months ended March 31, 2024, with no such comparable activity in the three months ended March 31, 2023.
Income Tax Benefit

	Three Months Ended March 31,		Change
	2024	2023	$	%

	(in thousands)
Income tax benefit	$(2,201)	$(59,619)	$57,418	(96)%

The decrease in income tax benefit of $57.4 million is primarily attributable to decreased loss allocable to the controlling interest and an increase in valuation allowance on federal net operating losses in the current year compared to prior year.

Net Loss Attributable to Noncontrolling Interests and Redeemable Noncontrolling Interests

	Three Months Ended March 31,		Change
	2024	2023	$	%

	(in thousands)
Net loss attributable to noncontrolling interests and redeemable noncontrolling interests	$(195,332)	$(95,385)	$(99,947)	105%

Net loss attributable to noncontrolling interests and redeemable noncontrolling interests was primarily the result of an addition of five new investment funds since March 31, 2023, for which the HLBV method was used in determining the amount of net loss attributable to noncontrolling interests. Investment funds generally allocate more loss to the noncontrolling interest in the first several years after fund formation.

Liquidity and Capital Resources
As of March 31, 2024, we had cash of $487.3 million, which consisted of cash held in checking and savings accounts with financial institutions. We finance our operations mainly through a variety of financing fund arrangements that we have formed with fund investors, cash generated from our sources of revenue and borrowings from secured credit facilities arrangements with syndicates of banks and from secured, long-term non-recourse loan arrangements. In 2023, we received $1.0 billion of new commitments on secured credit facilities arrangements with syndicates of banks and $0.8 billion of commitments from secured, long-term non-recourse loan arrangements. Our principal uses of cash are funding our business, including the costs of acquisition and installation of solar energy systems, satisfaction of our obligations under our debt instruments and other working capital requirements. As of March 31, 2024, we had outstanding borrowings of $387.0 million on our $447.5 million credit facility maturing in November 2025. In February 2024, we amended one of our subsidiary’s senior secured credit facility to, among other things, increase the total commitments from $1.8 billion to $2.4 billion and extend the maturity date from April 2025 to April 2028. In February 2024, we amended our bank line of credit to, among other things, reduce the total commitments from $600.0 million to $447.5 million, and to extend the maturity date from January 2025 to November 2025. This maturity date can be further extended to March 2027, if we meet certain liquidity tests as of September 30, 2024.
Additionally, we have purchase commitments, which have the ability to be canceled without significant penalties, with multiple suppliers to purchase $280.4 million of photovoltaic modules, inverters and batteries by the end of the first quarter of 2025. In February 2024, we issued $475.0 million of convertible senior notes with a maturity date of March 1, 2030, for net proceeds of approximately $470.1 million. Our business model requires substantial outside financing arrangements to grow the business and facilitate the deployment of additional solar energy systems. The solar energy systems that are operational are expected to generate a positive return rate over the term of the Customer Agreement, typically 20 or 25 years. However, in order to grow, we will continue to be dependent on financing from outside parties. If financing is not available to us on acceptable terms if and when needed, we may be required to reduce planned spending, which could have a material adverse effect on our operations. While there can be no assurances, we anticipate raising additional required capital from new and existing investors. We believe our cash, investment fund commitments and available borrowings as further described below will be sufficient to meet our anticipated cash needs for at least the next 12 months. We believe we will meet longer-term expected future cash requirements and obligations through a combination of cash flows from operating activities, available cash balances, and available credit via our credit facilities. The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
	2024	2023

	(in thousands)
Consolidated cash flow data:
Net cash used in operating activities	$(143,093)	$(439,323)
Net cash used in investing activities	(535,444)	(510,310)
Net cash provided by financing activities	473,878	839,836
Net change in cash and restricted cash	$(204,659)	$(109,797)
Operating Activities
During the three months ended March 31, 2024, we used $143.1 million in net cash from operating activities. The driver of our operating cash outflow consisted of the cost of our revenue, as well as sales, marketing and general and administrative costs. During the three months ended March 31, 2024, our operating cash outflows were $151.0 million from our net loss excluding non-cash and non-operating items. Changes in working capital resulted in a net cash outflow of $7.9 million.

During the three months ended March 31, 2023, we used $439.3 million in net cash from operating activities. The driver of our operating cash outflow consisted of the cost of our revenue, as well as sales, marketing and general and administrative costs. During the three months ended March 31, 2023, our operating cash outflows were $190.7 million from our net loss excluding non-cash and non-operating items. Changes in working capital resulted in a net cash inflow of $248.6 million.
Investing Activities
During the three months ended March 31, 2024, we used $535.4 million in cash in investing activities. The majority was used to design, acquire and install solar energy systems and components under our long-term Customer Agreements.
During the three months ended March 31, 2023, we used $510.3 million in cash in investing activities. The majority was used to design, acquire and install solar energy systems and components under our long-term Customer Agreements.
Financing Activities
During the three months ended March 31, 2024, we generated $473.9 million from financing activities. This was primarily driven by $71.3 million in net proceeds from fund investors, $409.4 million in net proceeds from debt and $1.1 million in net proceeds from stock-based awards activity, offset by $1.2 million in acquisition of noncontrolling interests and $6.7 million in repayments under finance lease obligations.
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

Debt and Investment Fund Commitments
As of March 31, 2024, we had committed and available capital of approximately $182.6 million that may only be used to purchase and install solar energy systems. We intend to establish new investment funds in the future, and we may also use debt, equity or other financing strategies to finance our business. For a discussion of the terms and conditions of debt instruments and changes thereof in the period, refer to Note 8, Indebtedness, to our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Recent Accounting Pronouncements
See Note 2, Summary of Significant Accounting Policies, to our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to certain market risks in the ordinary course of our business. Our primary exposure includes changes in interest rates because certain borrowings bear interest at floating rates based on SOFR, plus a specified margin. We sometimes manage our interest rate exposure on floating-rate debt by entering into derivative instruments to hedge all or a portion of our interest rate exposure in certain debt facilities. We do not enter into any derivative instruments for trading or speculative purposes. Changes in economic conditions could result in higher interest rates, thereby increasing our interest expense and operating expenses and reducing funds available for capital investments, operations and other purposes. For quantitative and qualitative disclosures about market risk, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our annual report on Form 10-K for the year ended December 31, 2023, filed on February 21, 2024. Our exposures to market risk have not changed materially since December 31, 2023.

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

In connection with that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective and designed to provide reasonable assurance that the information required to be disclosed is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms as of March 31, 2024. As such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, “disclosure controls and procedures” means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
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

Solar energy has yet to achieve broad market acceptance and depends in part on continued support in the form of rebates, tax credits, and other incentives from federal, state and local governments. Additionally, there have been significant changes in the residential solar policy and pricing framework in California, which is one of our key markets and represents over 45% of our customer base. Changes to California’s net metering policy adopted in December 2022, with the new billing regime implemented in April 2023, present a significant change to the financial benefits California customers receive from our solar systems and may limit the financial attractiveness of our offerings in this market, particularly for solar-only systems. Originations in California are below levels prior to the NBT transition, and without further increases in originations, our new installations in California may continue to decline compared to prior periods, which could have a material adverse effect on our business operations and financial performance. Further, if support diminishes materially for solar policy related to rebates, tax credits, bill crediting, or other incentives, our ability to obtain external financing on acceptable terms, or at all, could be materially adversely affected. These types of funding limitations could lead to inadequate financing support for the anticipated growth in our business. Furthermore, growth in residential solar energy depends in part on macroeconomic conditions, retail prices of electricity and customer preferences, each of which can change quickly. Declining macroeconomic conditions, including in job markets and residential real estate markets, could contribute to instability and uncertainty among customers and impact their financial wherewithal, credit scores or interest in entering into long-term contracts, even if such contracts would generate immediate and long-term savings.

Furthermore, market prices of retail electricity generated by utilities or other energy sources could decline for a variety of reasons, as discussed further below. Any declines in macroeconomic conditions, changes in retail prices of electricity or changes in customer preferences would adversely impact our business.

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

For example, on April 24, 2024, new antidumping (“AD”) and countervailing duty (“CVD”) petitions were filed against Cambodia, Malaysia, Thailand, and Vietnam. AD and CVD measures (typically, in the form of tariffs) are used to remedy the economic advantage created by unfair foreign pricing and government subsidies. The U.S. Department of Commerce (“Commerce”) is responsible for investigating dumping and subsidization. With a filing date of April 24, 2024, preliminary determinations in the AD investigations could be issued around October 1, 2024. Importers would then be required to pay cash deposits (estimated duties) on entries of cells and modules from the subject countries. Preliminary determinations in CVD investigations could be issued around July 18, 2024, and would also trigger payment of cash deposits. If Commerce determines that “critical circumstances” exist, they will order the retroactive collection of duty deposits for entries made during the 90-day period before the publication date of the preliminary determination.

Similarly on February 4, 2022, the Biden Administration announced a four-year extension of the 2018 tariffs imposed in response to a petition filed under Section 201 of the Trade Act of 1974 (the “Section 201 Tariffs”). The Biden Administration set the Section 201 Tariffs at 14.75%, with a modest rate reduction each year. The decision exempted bifacial modules from the tariffs as well as 5 GW of imported solar cells each year.

In August 2021, an anonymous group of U.S. solar manufacturers filed petitions with Commerce alleging that Chinese companies were evading antidumping and countervailing duty (AD and CVD) orders on crystalline silicon photovoltaic cells and modules, which are used in the production of solar panels. Ultimately, Commerce objected to the anonymous nature of the petition, and it expired. Subsequently, on February 8, 2022, Auxin Solar, a U.S.-based solar panel manufacturer, submitted a petition to Commerce to request country-wide circumvention inquiries pursuant to Section 781(b) of the Tariff Act of 1930 concerning crystalline silicon photovoltaic cells and modules assembled in Malaysia, Thailand, Vietnam and Cambodia using Chinese inputs. On April 1, 2022, Commerce initiated the inquiries, and, after conducting an investigation, issued a preliminary decision on December 2, 2022, recommending that the Biden Administration impose tariffs on certain solar panel imports from the Southeast Asian countries. However, prior to Commerce issuing its preliminary decision, the Biden Administration in June 2022 issued Presidential Proclamation 10414, which paused the collection of any new anti-dumping or countervailing duty of certain solar cells and modules imported from Cambodia, Malaysia, Thailand, and Vietnam for two years, until June 2024. In December 2023, Auxin Solar, a U.S.-based solar panel manufacturer filed a suit seeking to overturn the regulations implementing Presidential Proclamation 10414 and overturn the Biden Administration’s moratorium on additional duties and tariffs on certain solar cells and modules imported from Cambodia, Malaysia, Thailand, or Vietnam. In addition, as Presidential Proclamation 10414 expires in June 2024, panel prices may increase.

In addition, U.S. laws and regulations intended to prevent the importation of goods manufactured with forced labor has and could continue to affect our business operation and supply chain, including the Uyghur Forced Labor Prevention Act and the withhold release order (“WRO”) that U.S. Customs and Border Protection (“CBP”) issued on June 24, 2021 applicable to certain silica-based products manufactured in the Xinjiang Uyghur Autonomous Region of China. Intensive examinations, withhold release orders, and related governmental procedures have resulted in supply chain and operational delays throughout the industry, and we have implemented policies and procedures to maintain compliance and minimize delays. These and similar trade restrictions that may be imposed in the future could cause delivery and installation delays, and restrict the global supply of polysilicon and solar products. This could result in near-term demand for available solar energy systems despite higher costs, increased costs of polysilicon and the overall cost of solar energy systems, and equipment shortages, potentially reducing overall demand for and limiting the supply of our products and services.

We cannot predict what actions may ultimately be taken with respect to tariffs or trade relations between the United States and other countries, what products may be subject to such actions, or what actions may be taken by other countries in retaliation. The tariffs described above, the adoption and expansion of trade restrictions, the occurrence of a trade war, or other governmental action related to tariffs, trade agreements or related policies have the potential to adversely impact our supply chain and access to equipment, our costs and ability to economically serve certain markets. Any such cost increases or decreases in availability could slow our growth and cause our financial results and operational metrics to suffer. We cannot predict whether and to what extent U.S. trade policies will change in the future and cannot ensure that additional tariffs or other restrictive measures will not continue or increase.

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

We face competition from other residential solar service providers, and we also may face competition from new entrants into the market as a result of the passage of the IRA and its impacts and benefits to the solar industry. Some of these competitors may have a higher degree of brand name recognition, differing business and pricing strategies, lower barriers to entry into the solar market, and greater capital resources than we have, as well as extensive knowledge of our target markets. If we are unable to establish or maintain a consumer brand that resonates with customers, maintain high customer satisfaction, or compete with the pricing offered by our competitors, our sales and market share position may be adversely affected, as our growth is primarily dependent on originating new customers. We also face competitive pressure from companies that may offer lower-priced consumer offerings than we do.

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

Climate change poses a systemic threat to the global economy and will continue to do so until our society transitions to renewable energy and decarbonizes. While our core business model seeks to accelerate this transition to renewable energy, there are inherent climate-related risks to our business operations. Warming temperatures throughout the United States, and in California, our biggest market, in particular, have contributed to extreme weather, intense drought, and increased wildfire risks. These extreme weather events have the potential to disrupt our business, our third-party suppliers, and our customers, and may cause us to incur additional operational costs. They can also cause a decrease in the output from our systems due to smoke or haze. Additionally, if weather patterns significantly shift due to climate change, it may be harder to predict the average annual amount of sunlight striking each location where our solar energy systems are installed. This could make our solar service offerings less economical overall or make individual systems less economical.

Natural disasters and extreme weather events associated with climate change have impacted our operations by delaying the installation of our systems, leading to increased expenses and decreased revenue and cash flows. For instance, the series of twelve atmospheric river weather events that deluged the western United States in 2023, resulted in prolonged, intense downpour of rain and high wind gusts, and put home roofs under acute stress. As a result, we have seen a larger than usual number of damage claims in 2023, which have resulted in higher associated costs. Continued increases in similar types of extreme weather events may harm our business, financial condition, and results of operations.

Our corporate mission is to connect people to the cleanest energy on earth, and we seek to mitigate these climate-related risks not only through our core business model and sustainability initiatives, but also by working with organizations who are also focused on mitigating their own climate-related risks.

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

The passage of the IRA, which extended subsidies for various renewable energy technologies, is expected to lead to additional demands for tax equity. As a result, availability of tax equity may present constraints to our growth and harm our financial performance. In addition, terms for tax equity funds, including the realization of tax credit value through potential structures that utilize transferability of the ITC, may not be at terms we view as favorable.

During the first quarter of 2024, we transitioned a large portion of our funding from a traditional tax equity framework (where tax equity funding is typically provided at or before installation) to a tax credit transfer framework under the IRA's transferability provisions (where the timing of tax equity or cash equity funding can be dependent on the timing of the transfer of the tax credits, which occurs in arrears following the date the associated solar system is placed in service). Under this new transferability framework, any transfers of tax credits that occur in arrears can occur in a range from monthly up to a year or more following the date the associated solar system is placed in service. As a result, the timing of tax equity and/or cash equity funding can be delayed, which may adversely impact our business and operations and may cause volatility to our cash flows as we have an increased mix of transferability funds.

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

While interest rates had been at long-term historic lows during large parts of our operating history, they have increased in recent years, and may continue to increase. Rising interest rates, including recent historic increases starting in 2021, have resulted and may continue to result in a decrease in our advance rates, reducing the proceeds we receive from certain investment funds. Because our financing structure is sensitive to volatility in interest rates, higher rates increase our cost of capital and decrease the amount of capital available to us to finance the deployment of new solar energy systems. Additionally, we have selectively increased pricing in many markets over the last year in response to higher interest rates, and may continue to do so in the future, which may impact the overall attractiveness of our offerings to potential new customers. Our future success depends on our ability to raise capital from fund investors and obtain secured lending to help finance the deployment of our solar service offerings. Part of our business strategy is to seek to reduce our cost of capital through such financing arrangements to improve our margins, offset reductions in government incentives and maintain the price competitiveness of our solar service offerings. Rising base interest rates or credit spreads, which have been, and may continue to be, worsened by inflation, an economic recession, or other variables, may have an adverse impact on our ability to offer attractive pricing on our solar service offerings to customers, which could negatively impact sales of our solar energy offerings and our cash flows. Because we typically enter into interest rate swaps shortly after the installation of a system, we are subject to higher interest rate risk between customer pricing through system installation, which may cause volatility to our cash flows.

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

We have substantial amounts of debt, including our convertible senior notes (“Notes”), our credit facility and the non-recourse debt facilities entered into by our subsidiaries, as discussed in more detail in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements, in each case, included in this periodic report. Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness depends on our future performance, which is subject to economic, financial, competitive, and other factors beyond our control. Our business may not continue to generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures to operate our business. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to timely repay or otherwise refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations and negatively impact our financial condition and prospects.

Indebtedness under certain of our Senior and Subordinated Debt Facilities and our other credit facilities accrue interest at variable interest rates based on the Secured Overnight Financing Rate (or other benchmark rates based thereof, collectively, “SOFR”).

In certain of our debt facilities accruing interest based on SOFR, daily changes in the rate have, on occasion, been more volatile than daily changes in comparable benchmark or market rates, and SOFR over time may bear little or no relation to the historical actual or historical indicative data. Additionally, some of our credit facilities based on SOFR include a credit spread adjustment on SOFR due to LIBOR representing an unsecured lending rate while SOFR represents a secured lending rate. In addition, ARRC has imposed certain curbs on interdealer trading in SOFR derivatives, which reduce market liquidity and may raise hedging costs for us as end-users. The possible volatility of SOFR as the LIBOR replacement rate, the addition of credit spread adjustment in certain of our facilities, and potential illiquidity in SOFR derivative markets could result in higher borrowing costs for us, which would adversely affect our financial condition, and results of operations.

We may not have the ability to raise the funds necessary to settle conversions of the Notes in cash or to repurchase the Notes upon a fundamental change, and our future debt may contain limitations on our ability to pay cash upon conversion or repurchase of the Notes.

The Notes will have the right to require us to repurchase all or a portion of their Notes upon the occurrence of a fundamental change under the indenture, which includes certain events such as a change of control, before the maturity date at a fundamental change repurchase price equal to 100% of the principal amount of the Notes to be repurchased, plus accrued and unpaid special interest, if any. In addition, upon conversion of the Notes, unless we elect to deliver solely shares of our common stock to settle such conversion (other than paying cash in lieu of delivering any fractional share), we will be required to make cash payments in respect of the Notes being converted. However, we may not have enough available cash or be able to obtain financing at the time we are required to make repurchases of Notes surrendered therefor or pay cash for Notes being converted. In addition, our ability to repurchase the Notes or to pay cash upon conversions of the Notes may be limited by law, by regulatory authority or by agreements governing our indebtedness at the time.

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

In connection with our issuance of the convertible senior notes due 2026 in January 2021 and our issuance of the convertible senior notes due 2030 in February 2024, we entered into privately negotiated capped call transactions (the “Capped Call transactions”) with certain financial institutions (the “option counterparties”). The option counterparties are financial institutions or affiliates of financial institutions, and we will be subject to the risk that one or more of such option counterparties may default under the Capped Call transactions. Our exposure to the credit risk of the option counterparties will not be secured by any collateral. If any option counterparty becomes subject to bankruptcy or other insolvency proceedings, with respect to such option counterparty’s obligations under the relevant Capped Call transaction, we will become an unsecured creditor in those proceedings with a claim equal to our exposure at that time under such transaction. Our exposure will depend on many factors but, generally, an increase in our exposure will be positively correlated to an increase in our common stock market price and in the volatility of the market price of our common stock. In addition, upon a default by any of the option counterparties, we may suffer adverse tax consequences and dilution with respect to our common stock. We can provide no assurance as to the financial stability or viability of any of the option counterparties.

Risks Related to Regulation and Policy

The customer value proposition for distributed solar, storage, and home electrification products is influenced by a number of factors, including, but not limited to, the retail price of electricity, the valuation of electricity not consumed on site and exported to the grid, the rate design mechanisms of customers’ utility bills, various policies related to the permitting and interconnection costs of our products to homes and the grid, the availability of incentives for solar, batteries, and other electrification products, and other policies which allow aggregations of our systems to provide the grid value. Significant changes to any of these factors may impact the competitiveness of our service offerings to customers.

The value proposition of our solar and storage offering, as well as our other related home electrification offerings, such as the electric vehicle charging station, is impacted by several factors outside of our control including, but are not limited to, the retail price of electricity, the valuation of electricity not consumed on site but exported to the grid, the rate design mechanisms of customers’ utility bills, various policies related to the permitting and interconnection costs of our products to homes and the grid, the availability of incentives for solar, batteries, and other electrification products, and other policies which allow aggregations of our systems to provide the grid value. For over two decades across the United States, utilities, their trade associations, fossil fuel interests, and some other stakeholders not aligned with a decentralized grid have been challenging many legislative and regulatory policies that enhance the customer value proposition of residential solar and storage.

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

Some states, including our largest market of California, have moved away from the traditional retail NEM credit structure of paying the full retail rate for exported electricity, and instead, such states have chosen to value excess generation by customers’ solar systems in different ways. In 2016, the Arizona Corporation Commission (“ACC”) replaced retail NEM with a declining fixed export rate. In 2017, Nevada implemented a reduced credit step down to NEM credits over time. Hawaii, a state with extremely high distributed solar penetration, effectively ended NEM in 2016 and has since become a solar plus battery market, with programs that utilize additional values from aggregated distributed resources, including rooftop solar paired with batteries, to support grid needs. Many states across the United States have traditionally set limits on the amount of rooftop solar that can be exported for retail credit and there is a long legislative and regulatory history of those limitations being extended in various states, including California, New Jersey, Illinois, North Carolina, and South Carolina.

Our ability to sell our solar service offerings may be adversely impacted by the failure to extend existing limits or “caps” to retail NEM or the elimination of other existing policies that value exported electricity to the grid. On April 26, 2022, Florida Governor DeSantis vetoed legislation that would have established a threshold date and percentage trigger when retail NEM could have faced declines in the immediate export rate in Florida. New Jersey currently has no NEM cap but reached a threshold that triggers regulatory review of its NEM policy, which will proceed over the next two years. Recently, the Fiscal Oversight and Management Board of Puerto Rico requested a revision or reversal of Puerto Rico’s Act 10, which unanimously extended NEM through 2031.

Most notably, as a result of the finalization of the NEM proceeding on December 15, 2022 by the California Public Utilities Commission (“CPUC”), California has moved to a NBT structure in which exported electricity is no longer valued at the retail rate and is instead valued by the state’s “avoided cost” annual calculations, which substantially decreases the credit allocated to an exported electron during the day. The final California NEM decision rejected a very controversial solar-specific fixed charge and rejected the creation of new non-bypassable charges, minimum bills, and grid participation charges for solar and solar plus storage customers. Additionally, the final California NEM decision made no retroactive changes to legacy NEM 1.0 or 2.0 California customers. In April 2023, new California solar customers located in areas serviced by investor-owned utilities (“IOU”) began applying for service under the new NBT. Also, in April 2023, the California IOUs and other parties filed initial proposals that would represent the highest fixed charges in the United States. In a June 2023 ruling, the CPUC indicated that it will approve by July 2024 guidelines for future development and implementation of income-graduated fixed charges, but the implementation of the first iteration of these charges is not expected to occur until late 2026. In March 2024, the CPUC issued a proposed decision which would institute a fixed charge of $24.15/month for most customers of the three major investor-owned utility territories, with no change in existing income-tiers. The proposed decision would add a smaller fixed monthly charge of $6/month and $12/month respectively for the two-tiers of existing low-income customers. A vote by the CPUC on this proposed decision is scheduled for May 9, 2024.

The final California NEM decision presents a significant change to the residential solar market in California. Under this new framework, storage paired with solar will have a heightened value proposition to customers, and we may see increased demand for our solar plus storage offerings, thereby increasing the importance of procuring a variety of battery storage products and potentially accentuating supply chain risks related to battery storage systems. The new NBT pricing framework may also result in the introduction of new product offerings and pricing structures by our competitors throughout the solar and utilities industries, and has led to our introduction of Sunrun Shift™, our home solar subscription offering that maximizes the value of solar energy under California’s NBT by increasing self-consumption during peak hours when rates are highest and reducing low-value exports back to the grid through the use of a new storage configuration. This may also result in increased competition and uncertainty regarding the demand for such new products and offerings, which may adversely impact our business and results of operations.

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

In addition, many utilities, their trade associations, and fossil fuel interests in the country, which have significantly greater economic, technical, operational, and political resources than the residential solar industry, are currently challenging solar-related policies, which may have the effect of reducing the competitiveness of residential solar energy. Any adverse changes in solar-related policies could have a negative impact on our business and prospects.

Regulations and policies related to rate design could deter potential customers from purchasing our solar service offerings, reduce the value of the electricity our systems produce, and reduce any savings that our customers could realize from our solar service offerings.

All states regulate investor-owned utility retail electricity pricing. In addition, there are numerous publicly owned utilities and electric cooperatives that establish their own retail electricity pricing through some form of regulation or internal process. These regulations and policies could deter potential customers from purchasing our solar service offerings. For example, some utilities in states such as Arizona and Utah have sought and secured rate design changes that reduce the credit for residential solar exports to below the retail rate and impose new charges for rooftop solar customers. Utilities in additional states may follow suit. Such rate changes can include changing rates to charge lower volume-based rates—the rates charged for kilowatt hours of electricity purchased by a residential customer—while raising unavoidable fixed charges that an end customer is subject to when they purchase solar energy from third parties, and levying charges on homeowners based on their point of maximum demand during a month (referred to as “demand charge”). For example, the Arizona Public Service Company offers residential demand charge rate plans and if our solar customers have subscribed to those plans, they may not realize typical savings from our offerings. These forms of rate design could adversely impact our business by reducing the value of the electricity our solar energy systems produce compared to retail net metering, and reducing any savings customers realize by purchasing our solar service offerings. These proposals could continue or be replicated in other states. In addition to changes in general rates charged to all residential customers, utilities sometimes have proposed solar-specific charges (which may be fixed charges, capacity-based charges, or other rate charges). Any of these changes could materially reduce the demand for our offerings and could limit the number of markets in which our offerings are competitive with electricity provided by the utilities.

We are not currently regulated as a utility under applicable laws, but we may be subject to regulation as a utility in the future or become subject to new federal and state regulations for any additional solar service offerings we may introduce in the future.

Most federal, state, and municipal laws do not currently regulate us as a utility. As a result, we are not subject to the various regulatory requirements applicable to U.S. utilities. However, federal, state, local or other applicable regulations could place significant restrictions on our ability to operate our business and execute our business plan by prohibiting or otherwise restricting our sale of electricity. These regulatory requirements could include restricting our sale of electricity, as well as regulating the price of our solar service offerings. For example, the New York Public Service Commission and the Illinois Power Agency have issued orders requiring registration of distributed energy providers in certain ways similar to energy service companies, which increases the regulatory compliance burden for us in such states. If we become subject to the same regulatory authorities as utilities in other states or if new regulatory bodies are established to oversee our business, our operating costs could materially increase and we may not be able to execute on our business plans.

Our business depends in part on the regulatory treatment of third-party-owned solar energy systems.

Our Customer Agreements are third-party ownership arrangements. Sales of electricity by third parties face regulatory challenges in some states and jurisdictions. These challenges pertain to issues such as whether third-party-owned systems qualify for the same rebates, tax exemptions or other non-tax incentives available for homeowner-owned solar energy systems, whether third-party-owned systems are eligible at all for these incentives, whether our Customer Agreements are properly characterized as leases or PPAs, and whether third-party-owned systems are eligible for net metering and the associated significant cost savings. Texas and Connecticut clarified through legislation that third-party-owned residential solar systems would be treated the same as customer-owned systems, and would qualify for the existing residential solar property tax exemption. Additionally, Virginia passed legislation in the spring of 2024 that clarified leased systems are allowed. Adverse regulatory treatment of third-party ownership arrangements could reduce demand for our solar service offerings, adversely impact our access to capital and cause us to increase the price we charge customers for energy.

Interconnection limits or circuit-level caps imposed by regulators may significantly reduce our ability to sell electricity from our solar service offerings in certain markets or slow interconnections, harming our growth rate and customer satisfaction scores.

Interconnection rules establish the circumstances in which rooftop solar will be connected to the electricity grid. Interconnection limits or circuit-level caps imposed by regulators may curb our growth in key markets. Utilities throughout the country have different rules and regulations regarding interconnection and some utilities cap or limit the amount of solar energy that can be interconnected to the grid. Our systems do not provide power to customers until they are interconnected to the grid, and some relevant laws and regulations in certain markets may considerably slow the timing of interconnection, which may in turn impact the system production and our business and sales results.

Interconnection regulations are based on claims from utilities regarding the amount of solar energy that can be connected to the grid without causing grid reliability issues or requiring significant grid upgrades. Although recent rulings from the Hawaii Utilities Commission have helped resolve some problems, historically, interconnection limits or circuit-level caps have slowed the pace of our installations in Hawaii. Similar interconnection limits could slow our future installations in Hawaii, Puerto Rico, Colorado, New Jersey, or other markets, harming our growth rate and customer satisfaction scores. Similarly, the California, Illinois, and Hawaii Public Utilities Commissions require the activation of some advanced inverter functionality to head off presumed grid reliability issues, which may require more oversight of the operation of the solar energy systems over time, but may also help ensure circuits remain open or interconnection costs remain low. Interconnection constraints and limits may hamper our ability to sell our offerings in certain markets and increase our costs, adversely affecting our business, operating results, financial condition, and prospects. We expect utility requirements to incorporate these advanced functions provided by the IEEE 1547-2018/UL-1741 SB inverters and that they will become more commonplace. Additional states are expected to adopt the usage of advanced inverters to align with California’s anticipated requirement that all new systems use inverters certified to the new UL 1741 SB standard. This requirement became effective in March 2023. All of our vendors are certified to this standard.

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

Human rights issues in foreign countries and the U.S. government response to them could also disrupt our supply chain and operations. In particular, the WRO issued by the CBP on June 24, 2021 applicable to certain silica-based products manufactured in the Xinjiang Uyghur Autonomous Region of China, and any other allegations regarding forced labor in China and U.S. trade regulations to prohibit the importation of any goods derived from forced labor, could affect our operations. Further, the Uyghur Forced Labor Prevention Act that President Biden signed into law on December 23, 2021, which took effect on June 21, 2022, has affected, and may continue to affect, our supply chain and operations. Intensive examinations, withhold release orders, and related governmental procedures have resulted in supply chain and operational delays throughout the industry, and we have implemented policies and procedures to maintain compliance and minimize delays. These and other similar trade restrictions that may be imposed in the future could cause delivery and installation delays, and restrict the global supply of polysilicon and solar products. This, coupled with the passage of the IRA, could result in near-term demand for available solar energy systems despite higher costs, as well as increased costs of polysilicon and the overall cost of solar energy systems, potentially reducing overall demand for our products and services.

In addition, our supply chain and operations (or those of our partners) could be subject to events beyond our control, such as earthquakes, wildfires, flooding, hurricanes, tsunamis, typhoons, volcanic eruptions, droughts, tornadoes, the effects of climate change and related extreme weather, public health issues and pandemics, war, terrorism, government restrictions or limitations on trade, and geo-political unrest and uncertainties, such as Russia’s invasion of Ukraine and the current armed conflict in Israel and the Gaza Strip. We currently do not, and do not plan to in the future, source any products, materials, components, parts, or services directly from providers in these regions. As a result, we do not anticipate any material impacts to our supply chain directly arising from these conflicts at this time.

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

For example, on December 2, 2020, the California Contractors State License Board (the “CSLB”) filed an administrative proceeding against us and certain of our officers related to an accident that occurred during an installation by one of our affiliate channel partners, Horizon Solar Power, which held its own license with the CSLB. On November 8, 2021, the parties entered into a stipulated settlement imposing citations and withdrawing the administrative proceeding with additional conditions. We consistently denied wrongdoing concerning the allegations in the administrative proceeding and made no admissions of wrongdoing incident to the settlement. We could face other similar claims or proceedings in the future, which, if not resolved favorably, could potentially result in fines, public reprimand, probation, or the suspension or revocation of certain of our licenses.

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

Policy can impact solar installation completion timelines. For example, in fall 2022, California passed SB 379, which imposes a required timeline for cities and counties to implement an online, automated solar permitting platform like SolarAPP+. Cities with populations over 50,000 and counties with populations over 150,000 were required to have instant, online, automated residential solar and storage permitting as of September 30, 2023, which may increase the speed at which we install solar systems. The remaining, smaller jurisdictions are required to implement instant, online residential solar and storage permitting by September 30, 2024.

In addition, the installation of solar energy systems and other energy-related products requiring building modifications are subject to oversight and regulation in accordance with national, state and local laws and ordinances relating to building, fire and electrical codes, safety, environmental protection, utility interconnection and metering, and related matters. We also rely on certain of our and our partners’ employees to maintain professional licenses in many of the jurisdictions in which we operate, and our failure to employ properly licensed personnel could adversely affect our licensing status in those jurisdictions. It is difficult and costly to track the requirements of every individual authority having jurisdiction over our installations and to design solar energy systems to comply with these varying standards. Any new government regulations or utility policies pertaining to our systems may result in significant additional expenses to us and our customers and, as a result, could cause a significant reduction in demand for our solar service offerings.

We have a variety of stringent quality standards that we apply in the selection, supervision, and oversight of our third-party suppliers and solar partners. We exercise oversight over our partners through written agreements requiring compliance with the laws and requirements of all jurisdictions, including regarding safety and consumer protections, by oversight of compliance with these agreements, and enforced by termination of a partner relationship for failure to meet those obligations. However, because our suppliers and partners are third parties, ultimately, we cannot guarantee that they will follow our standards or ethical business practices, such as fair wage practices and compliance with environmental, safety and other local laws, despite our efforts to hold them accountable to our standards. A lack of demonstrated compliance could lead us to seek alternative suppliers or contractors, which could increase our costs and result in delayed delivery or installation of our products, product shortages or other disruptions of our operations. Violation of labor or other laws by our suppliers and solar partners or the divergence of a supplier’s or solar partner’s labor or other practices from those generally accepted as ethical in the United States or other markets in which we do business could also attract negative publicity for us and harm our business, brand and reputation in the market.

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

We typically bear the risk of loss and are generally obligated to cover the cost of maintenance, repair and removal for any solar energy system that we sell or lease to our investment funds. At the time we sell or lease a solar energy system to an investment fund, we enter into a maintenance services agreement where we agree to operate and maintain the system for a fixed fee that is calculated to cover our future expected maintenance costs. If our solar energy systems require an above-average amount of repairs or if the cost of repairing systems were higher than our estimate, we would need to perform such repairs without additional compensation. If our solar energy systems, more than 45% of which were located in California as of March 31, 2024, are damaged as the result of a natural disaster beyond our control, losses could exceed or be excluded from, our insurance policy limits, and we could incur unforeseen costs that could harm our business and financial condition. We may also incur significant costs for taking other actions in preparation for, or in reaction to, such events. We purchase property insurance with industry standard coverage and limits approved by an investor’s third-party insurance advisors to hedge against such risk, but such coverage may not cover our losses.

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

As of March 31, 2024, California represented over 45% of our customer base. This concentration of our customer base and operational infrastructure could lead to our business and results of operations being particularly susceptible to adverse economic, regulatory, political, weather and other conditions in this market and in other markets that may become similarly concentrated, in particular the east coast, where we have seen significant growth recently. Recent changes to net metering policy and the tariff structure in California in December 2022 have created additional uncertainty and challenges, given the size of our customer base in California. Originations in California continue to be below levels prior to the NBT transition, and without further increases in originations, our new installations in California may continue to decline compared to prior periods, which could have a material adverse effect on our business operations and financial performance.

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

With respect to developing our sales channels, such as direct-to-home, homebuilder, retail, and e-commerce channels and adapting to a remote selling model, we have incurred and may continue to incur significant costs. In addition, we may not initially or ever be successful in utilizing these new channels. Furthermore, we may not be able to compete successfully with companies with a historical presence in such channels, and we may not realize the anticipated benefits of entering such channels, including efficiently increasing our customer base and ultimately reducing costs. Entering new channels also poses the risk of conflicts between sales channels. If we are unable to successfully compete in new channels, our operating results and growth prospects could be adversely affected.

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

The value of our solar energy systems at the end of the associated term of the lease or PPA may be lower than projected, which may adversely affect our financial performance and valuation.

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

Our Customer Agreements are typically for 20 or 25 years and require the customer to make monthly payments to us. Accordingly, we are subject to the credit risk of customers. As of March 31, 2024, the average FICO score of our customers under a Customer Agreement with a monthly payment schedule remained at or above 740, which is generally categorized as a “Very Good” credit profile by the Fair Isaac Corporation. However, this may decline to the extent FICO score requirements under future investment funds are relaxed. While customer defaults have been immaterial to date, we expect that the risk of customer defaults may increase as we grow our business. Due to the immaterial amount of customer defaults to date, our reserve for this exposure is minimal, and our future exposure may exceed the amount of such reserves. If we experience increased customer credit defaults, our revenue and our ability to raise new investment funds could be adversely affected. If economic conditions worsen, certain of our customers may face liquidity concerns and may be unable to satisfy their payment obligations to us on a timely basis or at all, which could have a material adverse effect on our financial condition and results of operations.

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

Any security breach, unauthorized access or disclosure, or theft of data, including personal information, we, our third-party service providers, and suppliers gather, store, transmit, and use, or other hacking, cyber-attack, phishing attack, and unauthorized intrusions into or through our systems or those of our third party service providers, could harm our reputation, subject us to claims, litigation, financial harm, and have an adverse impact on our business.

In the ordinary course of business, we, our third-party providers upon which we rely, and our suppliers collect, receive, store, transmit, process, and use proprietary, confidential, and sensitive data, including the personal information of customers, such as names, addresses, email addresses, credit information and other housing and energy use information, as well as the personal information of our employees. Unauthorized disclosure of such proprietary, confidential, or sensitive data, including personal information, whether through a breach of our or those of our third-party service providers and suppliers systems by an unauthorized party, including, but not limited to hackers, threat actors, sophisticated nation-states, nation-state-supported actors, personnel theft or misuse of information, or otherwise, could harm our business. Some actors now engage and are expected to continue to engage in cyber-attacks, including without limitation nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts, we, the third parties upon which we rely, and our customers may be vulnerable to a heightened risk of these attacks, including retaliatory cyber-attacks, that could materially disrupt our systems and operations, supply chain, and ability to produce, sell and distribute our goods and services.

In addition, we, our third-party service providers upon which we rely, and our suppliers may be subject to a variety of evolving threats, such as computer malware (including as a result of advanced persistent threat intrusions), ransomware, malicious code (such as viruses or worms), social engineering (including through deep fakes, which may be increasingly more difficult to identify as fake, and phishing attacks), telecommunications failures, denial-of-service attacks, credential stuffing attacks, credential harvesting, personnel misconduct or error, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, natural disasters and extreme weather events, general hacking, and other similar threats. Cybersecurity threats have become more prevalent, and could impact our systems and those of our third parties in the future. Our team members who work remotely pose increased risks to our information technology systems and data, because many of them utilize network connections outside our premises that are less secure.

Applicable data privacy and security obligations may require us to notify relevant stakeholders, including affected individuals, customers, regulators, and investors, of security incidents. Such disclosures are costly, and the disclosure or the failure to comply with such requirements could lead to adverse consequences. Inadvertent disclosure of confidential data, such as personal information, or if a third party were to gain unauthorized access to this type of data in our possession, has resulted in, and could result in future claims or litigation arising from damages suffered by those affected, government enforcement actions (for example, investigations, fines, penalties, audits, and inspections), additional reporting requirements and/or oversight, indemnification obligations, reputational harm, interruptions in our operations, financial loss, and other similar harms. In addition, we could incur significant costs in complying with the multitude of federal, state and local laws, and applicable independent security control frameworks, regarding the unauthorized disclosure of personal information. While we have implemented security measures designed to protect against security incidents, there can be no assurance that these measures will be effective. Finally, any perceived or actual unauthorized disclosure of such information, unauthorized intrusion, or other cyberthreat could harm our reputation, substantially impair our ability to attract and retain customers, interrupt our operations, and have an adverse impact on our business.

We rely on third-party service providers and technologies to operate critical business systems to process sensitive information in a variety of contexts, including, without limitation, cloud-based infrastructure, encryption and authentication technology, employee email, and other functions. Our ability to monitor these third parties’ information security practices is limited, and these third parties may not have adequate information security measures in place. If our third-party service providers experience a security incident or other interruption, we could experience adverse consequences. While we may be entitled to damages if our third-party service providers fail to satisfy their privacy or security-related obligations to us, any award may be insufficient to cover our damages, or we may be unable to recover such award.

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

We are, and may become, subject to stringent and evolving U.S. and foreign laws, regulations, and rules, contractual obligations, industry standards, policies and other obligations related to data privacy and security. Many of these laws and regulations are subject to change and uncertain interpretation, and could result in claims, increased cost of operations, or otherwise harm our business.

In the ordinary course of business, we process personal data and other sensitive information, including proprietary and confidential business data, trade secrets, intellectual property, and sensitive third-party data. Our data processing activities subject us to numerous data privacy and security obligations, such as various laws, regulations, guidance, industry standards, external and internal privacy and security policies, contractual requirements, and other obligations relating to data privacy and security. Obligations related to data privacy and security (and consumers’ data privacy expectations) are quickly changing, becoming increasingly stringent, and creating uncertainty. Additionally, these obligations may be subject to differing applications and interpretations, which may be inconsistent or conflict among jurisdictions. Preparing for and complying with these obligations requires us to devote significant resources, which may necessitate changes to our services, information technologies, systems, and practices, and to those of any third parties that process personal data on our behalf.

In the United States, federal, state, and local governments have enacted numerous data privacy and security laws, including data breach notification laws, personal data privacy laws, consumer protection laws, and other similar laws. For example, the Telephone Consumer Protection Act of 1991 (“TCPA”) imposes various consumer consent requirements and other restrictions on certain telemarketing activity and other communications with consumers by phone, fax, or text message, and violations of the TCPA violations can result in significant financial penalties, including penalties or criminal fines imposed by the Federal Communications Commission or fines of up to $1,500 per violation imposed through private litigation or by state authorities.

In the past few years, numerous U.S. states—including California, Colorado, Utah, Virginia, and Connecticut —have enacted comprehensive data privacy and security laws that impose certain obligations on covered businesses, including providing specific disclosures in privacy notices and affording residents with certain rights concerning their personal data. As applicable, such rights may include the right to access, correct, or delete certain personal data, and to opt-out of certain data processing activities, such as targeted advertising, profiling, and automated decision-making. The exercise of these rights may impact our business and ability to provide our products and services. Certain states also impose stricter requirements for processing certain personal data, including sensitive information. These state laws allow for statutory fines for noncompliance. For example, the CCPA applies to personal data of consumers, business representatives, and employees who are California residents, and requires businesses to provide specific disclosures in privacy notices and honor requests of such individuals to exercise certain privacy rights. The CCPA provides for fines of up to $7,500 per intentional violation and allows private litigants affected by certain data breaches to recover significant statutory damages. These developments further complicate compliance efforts, and increase legal risk and compliance costs for us, the third parties upon whom we rely, and our customers.

We publish privacy policies, marketing materials and other statements, regarding data privacy and security. If these policies, materials, or statements are found to be deficient, lacking in transparency, deceptive, unfair, or misrepresentative of our practices, we may be subject to investigation, enforcement actions by regulators or other adverse consequences. We may at times fail (or be perceived to have failed) in our efforts to comply with our data privacy and security obligations. Moreover, despite our efforts, our personnel or third parties on whom we rely may fail to comply with such obligations, which could negatively impact our business operations. If we or the third parties on which we rely fail, or are perceived to have failed, to address or comply with applicable data privacy and security obligations, we could face significant consequences, including but not limited to: government enforcement actions (e.g., investigations, fines, penalties, audits, inspections), litigation (including class-action claims), mass arbitration claims, additional reporting requirements and/or oversight, bans on processing personal data, and orders to destroy or not use personal data.

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

Whether we compete effectively may also be impacted by our ability to accurately anticipate and effectively respond to the risks and opportunities presented by the disruptions and developments of emerging and newly available technologies, including artificial intelligence (“AI”). We may not be successful in anticipating or responding to these developments on a timely and cost-effective basis, and if the rate at which we adopt and the ways in which we apply new technologies lags or differs negatively in meaningful ways from our competitors, our business could be adversely affected.

In particular, generative AI and other new and emerging technologies present a number of inherent risks and incorporating them into our information technology infrastructure, products, and services responsibly is crucial to maintaining and strengthening our competitive position in the market. For example, AI technologies may create unintended biases, accuracy issues, and discriminatory outcomes that could lead to errors in our decision-making, product development or other business activities, which could have a negative impact on our business, operating results and financial condition. Further, the unauthorized use of AI technologies by our employees, third-party providers, or our suppliers pose additional risks relating to data privacy and security, including the potential exposure of our confidential information to unauthorized recipients. Use of AI tools could result in future claims or litigation related to unauthorized access to or use of confidential information and failure to comply with open source software requirements.

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

To support our growth, we need to hire, train, deploy, manage and retain a substantial number of skilled employees, engineers, installers, electricians, sales and project finance specialists. Competition for qualified personnel in our industry is increasing, particularly for skilled personnel involved in the installation of solar energy systems. We have in the past been, and may in the future be, unable to attract or retain qualified and skilled installation personnel or installation companies to be our solar partners, which would have an adverse effect on our business. We and our solar partners also compete with the homebuilding and construction industries for skilled labor. As these industries grow and seek to hire additional workers, our cost of labor may increase. The unionization of the industry’s labor force could also increase our labor costs. Shortages of skilled labor could significantly delay a project or otherwise increase our costs. Because our profit on a particular installation is based in part on assumptions as to the cost of such a project, cost overruns, delays or other execution issues may cause us to not achieve our expected margins or cover our costs for that project. In addition, because we are headquartered in the San Francisco Bay Area, we compete for a limited pool of technical and engineering resources that requires us to pay wages that are competitive with relatively high regional standards for employees in these fields. Further, we need to continue to expand upon the training of our customer service team to provide high-end account management and service to customers before, during and following the point of installation of our solar energy systems. Identifying, and recruiting qualified personnel and training them requires significant time, expense and attention. It can take several months before a new customer service team member is fully trained and productive at the standards that we have established. If we are unable to hire, develop and retain talented technical and customer service personnel, we may not be able to realize the expected benefits of this investment or grow our business.

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

In June 2023, the CSLB initiated a formal rule proposal to allow solar installers (C-46 license holders) to continue to install energy storage systems less than 80 kWh when “incidental and supplemental” to the installation of a PV system, but would require the use of a C-10 license holder for repair and retrofit work. The proposed rule was adopted by the CSLB on April 18, 2024 and will need to be approved by the Office of Administrative Law before becoming effective. The energy storage systems that we install in the residential market typically do not exceed 80 kWh.

While our workforce includes workers operating under both C-10 and C-46 licenses in California, there are a limited number of C-10 certified electricians in the state and we are required to have each jobsite staffed with a Commercial Journeyperson or Residential Wireman (if it is a residential job) if any electrical work is being performed under a C-10, which may result in workforce shortages, operational delays, and increased costs. Obtaining a C-10 license can be an extended process, and the timing and cost of having a large number of our C-46 licensed Solar Contractors seek such additional qualification is unclear. A significant portion of our customer base is in California, and as the state deals with growing wildfire risk and grid instability, an increasing number of our customers are choosing our solar and battery offerings. If we are unable to hire, develop and retain sufficient certified electricians, our growth of solar and battery customers in California may be significantly constrained, which would negatively impact our operating results. We have actively managed our workforce in anticipation of these changing contractor regulations by signing up Electrical Trainees in all of our California branches and through on the job training plus enrollment in schooling we have had many of our trainees become Journeypersons as well.

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

Our business involves transactions with customers. We and our solar partners must comply with numerous federal, state and local laws and regulations that govern matters relating to our interactions with customers, including those pertaining to data privacy and security, consumer financial and credit transactions, home improvement contracts, warranties and direct-to-home solicitation, along with certain rules and regulations specific to the marketing and sale of residential solar products and services. These laws and regulations are dynamic and subject to potentially differing interpretations, and various federal, state and local legislative and regulatory bodies may expand current laws or regulations, or enact new laws and regulations, regarding these matters. Changes in these laws or regulations or their interpretation could dramatically affect how we do business, acquire customers, and manage and use information we collect from and about current and prospective customers and the costs associated therewith. We strive to comply with all applicable laws and regulations relating to our interactions with residential customers. It is possible, however, that these requirements may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules or our practices. Noncompliance with any such laws or regulations, or the perception that we or our solar partners have violated such laws or regulations or engaged in deceptive practices that could result in a violation, could also expose us to claims, proceedings, litigation and investigations by private parties and regulatory authorities, as well as substantial fines and negative publicity, each of which may materially and adversely affect our business. We have incurred, and will continue to incur, significant expenses to comply with such laws and regulations, and increased regulation of matters relating to our interactions with residential customers could require us to modify our operations and incur significant additional expenses, which could have an adverse effect on our business, financial condition, and results of operations.

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

In the past, we have experienced seasonal fluctuations in sales and installations, particularly in the fourth quarter. This has been the result of decreased sales through the holiday season and weather-related installation delays. Our incentives revenue is also highly variable due to associated revenue recognition rules, as discussed in greater detail in Management’s Discussion and Analysis of Financial Condition and Results of Operations. Seasonal and other factors may also contribute to variability in our sales of solar energy systems and product sales. For these or other reasons, the results of any prior quarterly or annual periods should not be relied upon as indications of our future performance. In addition, our actual revenue or key operating metrics in one or more future quarters may fall short of the expectations of investors and financial analysts. If that occurs, the trading price of our common stock could decline and you could lose part or all of your investment.

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

•changes in the legal or tax risks associated with these financings; and

•legislative or regulatory changes or decreases to these incentives, including forthcoming final regulations from the U.S. Treasury regarding the Section 48 investment tax credit and the “tech-neutral” Section 48E Clean Electricity Investment Tax Credit.

The federal government currently offers a Commercial ITC under Section 48(a) of the Code, for the installation of certain energy properties, including solar power and storage facilities owned for business purposes. The Commercial ITC was extended and expanded upon by the IRA, which was signed into law by President Biden on August 16, 2022. The IRA also created several ITC “bonus credits” to further incentivize various types of solar and storage facilities.

Our inability to operationalize these tax credits, avail ourselves of IRA benefits in a timely fashion, or ensure the facilities we intend to qualify under the ITC bonus credits satisfy the applicable requirements could impact our ability to compete, and compromise or eliminate opportunities to financially benefit from these tax credits, which would adversely impact our business. The U.S. Department of the Treasury is in various stages of issuing guidance on the ITC bonus credits. On August 10, 2023, the Treasury issued a final rule for the Low-Income Communities Bonus Credit Program under Section 48(e) of the Internal Revenue Code. On March 29, 2024, Treasury issued additional guidance for the Low-Income Communities Bonus Credit Program, and it is currently reviewing applications for it, along with the U.S. Department of Energy.

In addition, the U.S. Treasury issued initial guidance on the Energy Community Bonus Credit (Notice 2023-29) on April 4, 2023, followed by additional guidance on June 15, 2023 (Notice 2023-47) and March 22, 2024. Finally, the U.S. Treasury issued guidance on the Domestic Content Bonus Credit (Notice 2023-38) on May 12, 2023. Our ability to use this bonus credit will depend in part on issuance of final rules and to the extent to which our equipment suppliers and financing partners have confidence in the potentially burdensome, complicated regulations.

Forthcoming further regulations and guidance on the ITC bonus credits and allocation process will be necessary to determine whether, to what extent, and when we may benefit from the bonus credits, and our ability to incorporate them into our business operations, which will be further impacted by when the U.S. Treasury promulgates additional guidance and the official regulations. The U.S. Treasury is expected to issue final rules on the Energy Communities Bonus Credit and the Domestic Content Bonus Credit in 2024 or early 2025.

The federal government also currently offers a Residential Clean Energy Credit, for the installation of certain solar power facilities owned by residential taxpayers, which is applicable to customers who purchase a solar energy system outright as opposed to entering into a Customer Agreement.

We and our tax equity partners have claimed and expect to continue to claim ITCs with respect to qualifying solar energy projects. However, the application of law and guidance regarding ITC eligibility to the facts of particular solar energy projects is subject to a number of uncertainties, in particular with respect to the new IRA provisions for which U.S. Treasury regulations (“Treasury Regulations”) will continue to be forthcoming, and there can be no assurance that the IRS will agree with our approach in the event of an audit. The U.S. Treasury is expected to continue issuing Treasury Regulations and additional guidance with respect to the application of the newly enacted IRA provisions, and the IRS and U.S. Treasury may modify existing guidance, possibly with retroactive effect. For example, on November 17, 2023 the U.S. Treasury published a Notice of Proposed Rulemaking (“NPRM”) titled “Definition of Energy Property and Rules Applicable to the Energy Credit,” which will update the rules and regulations of the Section 48 ITC. Any of the foregoing items could reduce the amount of ITCs available to us and our tax equity partners. In this event, we could be required to indemnify tax equity partners for disallowed ITCs, adjust the terms of future tax equity partnerships, or seek alternative sources of funding for solar energy projects, each of which could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

We and our fund investors claim the Commercial ITC in amounts based on the purchase price paid by our funds for our solar energy systems (i.e., the funds’ basis in the solar energy systems, or creditable basis). Such purchase prices are based on the fair market value of our systems as determined pursuant to independent appraisals obtained by us. With respect to Commercial ITCs, the IRS may on audit determine that the creditable basis for our solar energy systems is lower than the amount determined by the appraisal and accordingly argue that the tax credits previously claimed must be reduced. If the creditable basis is determined in these circumstances to be less than what we or our tax equity investment funds reported, we may owe our fund investors an amount equal to the amount by which the ITCs are reduced (including any interest and penalties), plus any costs and expenses associated with a challenge to that valuation. We could also be subject to tax liabilities, including interest and penalties. If the IRS further disagrees now or in the future with the amounts we or our tax equity investment funds reported regarding the creditable or depreciable basis of our solar energy systems, it could have a material adverse effect on our business, financial condition, and prospects.

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

The IRS is auditing one of our investors in an audit involving a review of the fair market value determination of our solar energy systems in the investment fund, which is covered by our 2018 insurance policy. If this audit results in an adverse final determination, we may be subject to an indemnity obligation to our investor, which may result in certain limited out-of-pocket costs and potential increased insurance premiums in the future.

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

Our business depends on government policies that promote and support solar energy and enhance the economic viability of owning solar energy systems. U.S. federal, state and local governmental bodies provide incentives to owners, distributors, installers and manufacturers of solar energy systems to promote solar energy. These incentives include Commercial ITCs and Residential Energy Efficient Property Credit, as discussed above, as well as other tax credits, rebates and SRECs associated with solar energy generation. Some markets, such as New Jersey and Maryland, currently utilize SRECs. SRECs can be volatile and their value could decrease over time as the supply of SREC-producing solar energy systems installed in a particular market increases. We rely on these incentives to lower our cost of capital and to attract investors, all of which enable us to lower the price we charge customers for our solar service offerings. These incentives have had a significant impact on the development of solar energy but they could change at any time, especially after changes in the Administration or Congress. These incentives may also expire on a particular date, when the allocated funding is exhausted, or be reduced, terminated or repealed without notice. The financial value of certain incentives may also decrease over time.

In December 2017, significant federal tax legislation was enacted, including a change to the corporate tax rate (the “Tax Act”). As part of the Tax Act, the current corporate income tax rate was reduced, and there were other changes including limiting or eliminating various other deductions, credits and tax preferences. This reduction in the corporate income tax rate may have reduced appetite for the Commercial ITC and depreciation benefits available with respect to solar facilities. The IRA implemented a corporate alternative minimum tax of 15% of financial statement income (subject to certain adjustments) for companies that report over $1 billion in profits to shareholders; similar to existing law, business credits (including Commercial ITCs) are limited to 75% of income in excess of $25,000 (with no limit against the first $25,000). We cannot predict whether and to what extent the U.S. corporate income tax rate will change under the Biden Administration. Congress is constantly considering changes to the tax code. For example, on June 13, 2023, the House Ways & Means Committee passed legislation (H.R. 3938) that, if it became law, would eliminate the IRA’s Section 48E Clean Electricity Investment Credit, which is scheduled to take effect on January 1, 2025. Further limitations on, or elimination of, the tax benefits that support the financing of solar energy under current U.S. law could significantly impact our ability to raise tax equity investment funds or impact the terms thereof, including the amount of cash distributable to our investors. Similarly, any unfavorable interpretations of tax law by the IRS and/or the courts with respect to our financing structures could reduce the willingness of investors to invest in our funds associated with any such structure.

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

We cannot guarantee that our internal controls over financial reporting will prevent or detect all errors and fraud. The risk of errors is increased in light of the complexity of our business and investment funds. For example, we must deal with significant complexity in accounting for our fund structures and the resulting allocation of net (loss) income between our stockholders and noncontrolling interests under the HLBV method as well as the income tax consequences of these fund structures. As we enter into additional investment funds, which may have contractual provisions different from those of our existing funds, the analysis as to whether we consolidate these funds, the calculation under the HLBV method, and the analysis of the tax impact could become increasingly complicated. This additional complexity could require us to hire additional resources and increase the chance that we experience errors in the future.

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

Generally accepted accounting principles in the United States are subject to change and interpretation by the Financial Accounting Standards Board (“FASB”), the SEC, and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results and on the financial results of other companies in our industry, and may even affect the reporting of transactions completed before the announcement or effectiveness of a change. Other companies in our industry may be affected differently by the adoption of new accounting standards, including timing of the adoption of new accounting standards, adversely affecting the comparability of financial statements.

Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.

As of December 31, 2023, we had U.S. federal and state net operating loss carryforwards (“NOLs”) of approximately $720.7 million and $3.3 billion, respectively, which begin expiring in varying amounts in 2028 and 2024, respectively, if unused. Our U.S. federal and certain state NOLs generated in tax years beginning after December 31, 2017 total approximately $2.0 billion and $357.1 million, respectively, have indefinite carryover periods, and do not expire. Under Sections 382 and 383 of the Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change NOLs and other pre-change tax assets, such as tax credits, to offset its post change income and taxes may be limited. In general, an “ownership change” occurs if there is a cumulative change in our ownership by “5% stockholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. Additionally, states may impose other limitations on the use of NOLs and tax credit carryforwards. Any such limitations on our ability to use our NOLs and other tax assets could adversely impact our business, financial condition, and results of operations. We have performed an analysis to determine whether an ownership change under Section 382 of the Code had occurred and determined no ownership changes were identified as of December 31, 2023.

We may be required to record an impairment expense on our goodwill.

We are required under generally accepted accounting principles to test goodwill for impairment at least annually or when events or changes in circumstances indicate that the carrying value may be impaired. Factors that can lead to impairment of goodwill include significant adverse changes in the business climate and actual or projected operating results, declines in the financial condition of our business and sustained decrease in our stock price. During the third quarter of fiscal 2023, we performed an interim quantitative assessment as of September 30, 2023 related to the recoverability of our goodwill for our one reporting unit as a result of a material sustained decline in our stock price. We concluded that the fair value of our one reporting unit did not exceed its carrying value as of September 30, 2023 and recorded an impairment of $1.2 billion in our consolidated statements of operations. As of October 1, 2023, we conducted our annual goodwill impairment test. The test concluded that no additional impairment had occurred during the fourth quarter of 2023. Since our annual impairment test of goodwill for the fiscal year ended December 31, 2023, we have not identified any indicators of impairment that would require a goodwill impairment analysis.

It is possible that we could recognize further goodwill impairment losses in the future if, among other factors:

•there are further sustained declines in our stock price;

•valuations for comparable companies or comparable acquisitions valuations deteriorate the cost of equity or debt capital increases; or

•the outlook for future cash flows for our reporting unit deteriorates due to but not limited to, increased competition, changes to discount rate, downward forecast revisions, restricted plans or changes in state and federal regulations affecting our business.

For further information regarding the assessment please see Note 2, Summary of Significant Accounting Policies, in this Quarterly Report on Form 10-Q.

Risks Related to Ownership of Our Common Stock

Our executive officers, directors and principal stockholders continue to have substantial control over us, which will limit your ability to influence the outcome of important matters, including a change in control.

Our executive officers, directors and each of our stockholders who beneficially own 5% or more of our outstanding common stock and their affiliates, in the aggregate, beneficially own approximately 39.5% of the outstanding shares of our common stock, based on the number of shares outstanding as of December 31, 2023. As a result, these stockholders, if acting together, will be able to influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. They may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentrated control may have the effect of delaying or preventing a change in control of our company, could deprive our stockholders of an opportunity to receive a premium for their capital stock and might ultimately affect the market price of our common stock.

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

•actual or perceived data privacy or security incidents;

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

The option counterparties or their respective affiliates may modify their hedge positions by entering into or unwinding various derivatives with respect to our common stock and/or purchasing or selling our common stock or other securities of ours in secondary market transactions prior to the maturity of the Notes (and are likely to do so during the observation period for conversions of Notes following November 1, 2025 for the 2026 Notes or December 1, 2029 for the 2030 Notes or following any repurchase of Notes by us). This activity could also cause or avoid an increase or a decrease in the market price of our common stock.

The potential effect, if any, of these transactions and activities on the market price of our common stock will depend in part on market conditions and cannot be ascertained at this time.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sales of Equity Securities
None.
Issuer Purchases of Equity Securities
None.

Item 5. OTHER INFORMATION

Rule 10b5-1 Disclosure

On February 29, 2024, Lynn Jurich, our Co-Executive Chair and a member of our Board, terminated a trading plan for the sale of the Company’s common stock that is intended to satisfy the affirmative defense of Rule 10b5-1(c). The trading plan was set to expire on February 20, 2025 and provided for the following transactions: (i) the exercise of up to 145,988 stock options and the sale of the underlying shares of common stock, subject to the Company’s stock price reaching certain price thresholds, and (ii) the sale of up to 850,000 shares of common stock, some of which were subject to the Company’s stock price reaching certain price thresholds.

On March 5, 2024, Ms. Jurich adopted a trading plan for the sale of the Company’s common stock that is intended to satisfy the affirmative defense of Rule 10b5-1(c). The trading plan is set to expire on May 30, 2025 and provides for the following transactions: the sale of up to 900,000 shares of common stock, all of which are subject to the Company’s stock price reaching certain price thresholds.

Item 6. EXHIBITS

The documents listed in the Exhibit Index of this Quarterly Report on Form 10-Q are incorporated by reference or are filed with this Quarterly Report on Form 10-Q, in each case as indicated therein (numbered in accordance with Item 601 of Regulation S-K).

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1	Restated Certificate of Incorporation of Sunrun Inc.	8-K	001-37511	3.3	6/7/2023

3.2	Bylaws of Sunrun Inc., Amended and Restated as of June 2, 2023.	8-K	001-37511	3.4	6/7/2023

4.1	Indenture, dated February 27, 2024, between Sunrun Inc. and Computershare Trust Company, National Association.	8-K	001-37511	4.1	2/27/2024

4.2	Form of 4.00% Convertible Senior Note due 2030 (included in Exhibit 4.1).	8-K	001-37511	4.2	2/27/2024

10.1	Purchase Agreement, dated February 22, 2024, by and among Sunrun Inc., Goldman Sachs & Co. LLC and Morgan Stanley & Co. LLC, as representatives of the several initial purchasers named in Schedule I thereto.	8-K	001-37511	10.1	2/27/2024

10.2	Form of Capped Call Confirmation.	8-K	001-37511	10.2	2/27/2024

10.3	Sunrun Inc. Policy for Recoupment of Incentive Compensation, Amended and Restated as of October 26, 2023.					X

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1†	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Schema Linkbase Document.

101.CAL	XBRL Taxonomy Definition Linkbase Document.

101.DEF	XBRL Taxonomy Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Labels Linkbase Document.

101.PRE	XBRL Taxonomy Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.INS, 101.SCH, 101.CAL, 101.DEF, 101.LAB, and 101.PRE)

_____________________

†	The certifications attached as Exhibit 32.1 that accompany this Quarterly Report on Form 10-Q are deemed furnished and not filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Sunrun Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUNRUN INC.

Date: May 8, 2024	By:	/s/ Mary Powell
Mary Powell
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Danny Abajian
Danny Abajian
Chief Financial Officer
(Principal Financial and Accounting Officer)