Form 10-Q
period 2024-06-30
Sunrun Inc.
filed 2024-08-06
CIK 1469367

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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

As of August 1, 2024, the number of shares of the registrant’s common stock outstanding was 223,539,691.

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

Sunrun Inc.
Consolidated Balance Sheets
(In Thousands, Except Share Par Values)
(Unaudited)

	June 30, 2024	December 31, 2023
Assets
Current assets:
Cash	$707,587	$678,821
Restricted cash	334,513	308,869
Accounts receivable (net of allowances for credit losses of $15,934 and $19,042 as of June 30, 2024 and December 31, 2023, respectively)	179,949	172,001
Inventories	353,125	459,746
Prepaid expenses and other current assets	100,978	262,822
Total current assets	1,676,152	1,882,259
Restricted cash	148	148
Solar energy systems, net	13,856,654	13,028,871
Property and equipment, net	143,128	149,139
Goodwill	3,122,168	3,122,168
Other assets	2,645,109	2,267,652
Total assets (1)	$21,443,359	$20,450,237
Liabilities and total equity
Current liabilities:
Accounts payable	$216,557	$230,723
Distributions payable to noncontrolling interests and redeemable noncontrolling interests	35,067	35,180
Accrued expenses and other liabilities	349,061	499,225
Deferred revenue, current portion	120,006	128,600
Deferred grants, current portion	8,181	8,199
Finance lease obligations, current portion	26,434	22,053
Non-recourse debt, current portion	250,980	547,870
Pass-through financing obligation, current portion	1,458	16,309
Total current liabilities	1,007,744	1,488,159
Deferred revenue, net of current portion	1,141,120	1,067,461
Deferred grants, net of current portion	190,949	195,724
Finance lease obligations, net of current portion	80,233	68,753
Convertible senior notes	652,379	392,867
Line of credit	390,929	539,502
Non-recourse debt, net of current portion	10,668,063	9,191,689
Pass-through financing obligation, net of current portion	—	278,333
Other liabilities	151,876	190,866
Deferred tax liabilities	111,594	122,870
Total liabilities (1)	14,394,887	13,536,224
Commitments and contingencies (Note 15)
Redeemable noncontrolling interests	635,865	676,177
Stockholders’ equity:
Preferred stock, $0.0001 par value—authorized, 200,000 shares as of June 30, 2024 and December 31, 2023; no shares issued and outstanding as of June 30, 2024 and December 31, 2023	—	—
Common stock, $0.0001 par value—authorized, 2,000,000 shares as of June 30, 2024 and December 31, 2023; issued and outstanding, 223,298 and 219,392 shares as of June 30, 2024 and December 31, 2023, respectively	22	22
Additional paid-in capital	6,653,582	6,609,229
Accumulated other comprehensive income	94,584	54,676
Retained earnings	(1,382,443)	(1,433,699)
Total stockholders’ equity	5,365,745	5,230,228
Noncontrolling interests	1,046,862	1,007,608
Total equity	6,412,607	6,237,836
Total liabilities, redeemable noncontrolling interests and total equity	$21,443,359	$20,450,237

1)The Company’s consolidated assets as of June 30, 2024 and December 31, 2023 include $12,321,868 and $11,538,540, respectively, in assets of variable interest entities (“VIEs”) that can only be used to settle obligations of the VIEs. These assets include solar energy systems, net as of June 30, 2024 and December 31, 2023 of $11,288,489 and $10,469,093, respectively; cash as of June 30, 2024 and December 31, 2023 of $293,912 and $254,522, respectively; restricted cash as of June 30, 2024 and December 31, 2023 of $56,276 and $48,169, respectively; accounts receivable, net as of June 30, 2024 and December 31, 2023 of $99,065 and $76,249, respectively; inventories as of June 30, 2024 and December 31, 2023 of $98,594 and $150,065, respectively; prepaid expenses and other current assets as of June 30, 2024 and December 31, 2023 of $9,755 and $161,414, respectively; and other assets as of June 30, 2024 and December 31, 2023 of $475,777 and $379,028, respectively. The Company’s consolidated liabilities as of June 30, 2024 and December 31, 2023 include $2,299,340 and $2,417,984, respectively, in liabilities of VIEs whose creditors have no recourse to the Company. These liabilities include accounts payable as of June 30, 2024 and December 31, 2023 of $6,529 and $12,187, respectively; distributions payable to noncontrolling interests and redeemable noncontrolling interests as of June 30, 2024 and December 31, 2023 of $35,068 and $35,181, respectively; accrued expenses and other current liabilities as of June 30, 2024 and December 31, 2023 of $38,796 and $185,766, respectively; deferred revenue as of June 30, 2024 and December 31, 2023 of $741,151 and $708,413, respectively; non-recourse debt as of June 30, 2024 and December 31, 2023 of $1,461,064 and $1,459,621, respectively; and other liabilities as of June 30, 2024 and December 31, 2023 of $16,732 and $16,816, respectively.
The accompanying notes are an integral part of these consolidated financial statements.

Sunrun Inc.
Consolidated Statements of Operations
(In Thousands, Except Per Share Amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue:
Customer agreements and incentives	$387,825	$302,149	$710,792	$548,623
Solar energy systems and product sales	136,041	288,044	271,262	631,419
Total revenue	523,866	590,193	982,054	1,180,042
Operating expenses:
Cost of customer agreements and incentives	298,665	268,687	568,199	505,592
Cost of solar energy systems and product sales	130,120	270,538	286,279	590,556
Sales and marketing	151,657	194,876	303,921	397,712
Research and development	10,243	4,557	22,330	9,114
General and administrative	61,229	57,476	112,495	110,703
Total operating expenses	651,914	796,134	1,293,224	1,613,677
Loss from operations	(128,048)	(205,941)	(311,170)	(433,635)
Interest expense, net	(207,207)	(157,177)	(399,366)	(299,875)
Other income, net	64,378	41,071	154,308	16,071
Loss before income taxes	(270,877)	(322,047)	(556,228)	(717,439)
Income tax (benefit) expense	(10,949)	18,677	(13,150)	(40,942)
Net loss	(259,928)	(340,724)	(543,078)	(676,497)
Net loss attributable to noncontrolling interests and redeemable noncontrolling interests	(399,002)	(396,198)	(594,334)	(491,583)
Net income (loss) attributable to common stockholders	$139,074	$55,474	$51,256	$(184,914)
Net income (loss) per share attributable to common stockholders
Basic	$0.63	$0.26	$0.23	$(0.86)
Diluted	$0.55	$0.25	$0.23	$(0.86)
Weighted average shares used to compute net income (loss) per share attributable to common stockholders
Basic	222,474	216,017	221,178	215,153
Diluted	255,107	221,849	244,755	215,153

The accompanying notes are an integral part of these consolidated financial statements.

Sunrun Inc.
Consolidated Statements of Comprehensive Income (Loss)
(In Thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income (loss) attributable to common stockholders	$139,074	$55,474	$51,256	$(184,914)
Unrealized gain on derivatives, net of income taxes	13,974	39,825	54,276	9,391
Adjustment for net gain on derivatives recognized into earnings, net of income taxes	(6,922)	(6,612)	(14,368)	(11,766)
Other comprehensive income (loss)	7,052	33,213	39,908	(2,375)
Comprehensive income (loss)	$146,126	$88,687	$91,164	$(187,289)

Sunrun Inc.
Consolidated Statements of Redeemable Noncontrolling Interests and Equity
Three Months Ended June 30, 2024 and 2023
(In Thousands)
(Unaudited)

	Three Months Ended June 30, 2024
	Redeemable Noncontrolling Interests	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
		Shares	Amount
Balance at March 31, 2024	$656,845	220,672	$22	$6,614,414	$87,532	$(1,521,517)	$5,180,451	$921,087	$6,101,538
Exercise of stock options	—	238	—	1,547	—	—	1,547	—	1,547
Issuance of restricted stock units, net of tax withholdings	—	1,538	—	—	—	—	—	—	—
Shares issued in connection with the Employee Stock Purchase Plan	—	850	—	8,374	—	—	8,374	—	8,374
Stock-based compensation	—	—	—	28,833	—	—	28,833	—	28,833
Contributions from noncontrolling interests and redeemable noncontrolling interests	—	—	—	—	—	—	—	631,580	631,580
Distributions to noncontrolling interests and redeemable noncontrolling interests	(17,163)	—	—	—	—	—	—	(91,431)	(91,431)
Net income (loss)	4,238	—	—	—	—	139,074	139,074	(403,240)	(264,166)
Acquisition of noncontrolling interest	(8,055)	—	—	414	—	—	414	(11,134)	(10,720)
Other comprehensive income, net of taxes	—	—	—	—	7,052	—	7,052	—	7,052
Balance at June 30, 2024	$635,865	223,298	$22	$6,653,582	$94,584	$(1,382,443)	$5,365,745	$1,046,862	$6,412,607

	Three Months Ended June 30, 2023
	Redeemable Noncontrolling Interests	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
		Shares	Amount
Balance at March 31, 2023	$604,707	215,166	$21	$6,505,806	$31,521	$(69,590)	$6,467,758	$1,095,289	$7,563,047
Exercise of stock options	—	326	—	1,990	—	—	1,990	—	1,990
Issuance of restricted stock units, net of tax withholdings	—	805	1	—	—	—	1	—	1
Shares issued in connection with the Employee Stock Purchase Plan	—	747	—	10,549	—	—	10,549	—	10,549
Stock-based compensation	—	—	—	28,479	—	—	28,479	—	28,479
Contributions from noncontrolling interests and redeemable noncontrolling interests	19,995	—	—	—	—	—	—	339,794	339,794
Distributions to noncontrolling interests and redeemable noncontrolling interests	(17,378)	—	—	—	—	—	—	(41,546)	(41,546)
Net income (loss)	9,249	—	—	—	—	55,474	55,474	(405,447)	(349,973)
Acquisition of noncontrolling interest	(7,000)	—	—	(10)	—	—	(10)	—	(10)
Other comprehensive income, net of taxes	—	—	—	—	33,213	—	33,213	—	33,213
Balance at June 30, 2023	$609,573	217,044	$22	$6,546,814	$64,734	$(14,116)	$6,597,454	$988,090	$7,585,544

Sunrun Inc.
Consolidated Statements of Redeemable Noncontrolling Interests and Equity
Six Months Ended June 30, 2024 and 2023
(In Thousands)
(Unaudited)

	Six Months Ended June 30, 2024
	Redeemable Noncontrolling Interests	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
		Shares	Amount
Balance at December 31, 2023	$676,177	219,392	$22	$6,609,229	$54,676	$(1,433,699)	$5,230,228	$1,007,608	$6,237,836
Exercise of stock options	—	415	—	2,603	—	—	2,603	—	2,603
Issuance of restricted stock units, net of tax withholdings	—	2,641	—	—	—	—	—	—	—
Shares issued in connection with the Employee Stock Purchase Plan	—	850	—	8,374	—	—	8,374	—	8,374
Stock-based compensation	—	—	—	71,327	—	—	71,327	—	71,327
Contributions from noncontrolling interests and redeemable noncontrolling interests	16,435	—	—	—	—	—	—	779,482	779,482
Distributions to noncontrolling interests and redeemable noncontrolling interests	(33,816)	—	—	—	—	—	—	(148,477)	(148,477)
Net (loss) income	(13,717)	—	—	—	—	51,256	51,256	(580,617)	(529,361)
Capped call transaction	—	—	—	(38,365)	—	—	(38,365)	—	(38,365)
Acquisition of noncontrolling interests	(9,214)	—	—	414	—	—	414	(11,134)	(10,720)
Other comprehensive income, net of income taxes	—	—	—	—	39,908	—	39,908	—	39,908
Balance at June 30, 2024	$635,865	223,298	$22	$6,653,582	$94,584	$(1,382,443)	$5,365,745	$1,046,862	$6,412,607

	Six Months Ended June 30, 2023
	Redeemable Noncontrolling Interests	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (loss)	Retained Earnings	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
		Shares	Amount
Balance at December 31, 2022	$609,702	214,184	$21	$6,470,194	$67,109	$170,798	$6,708,122	$861,193	$7,569,315
Exercise of stock options	—	525	—	3,318	—	—	3,318	—	3,318
Issuance of restricted stock units, net of tax withholdings	—	1,588	1	—	—	—	1	—	1
Shares issued in connection with the Employee Stock Purchase Plan	—	747	—	10,549	—	—	10,549	—	10,549
Stock-based compensation	—	—	—	58,284	—	—	58,284	—	58,284
Contributions from noncontrolling interests and redeemable noncontrolling interests	19,995	—	—	—	—	—	—	737,544	737,544
Distributions to noncontrolling interests and redeemable noncontrolling interests	(34,380)	—	—	—	—	—	—	(87,017)	(87,017)
Net income (loss)	26,497	—	—	—	—	(184,914)	(184,914)	(518,080)	(702,994)
Acquisition of noncontrolling interest	(12,241)	—	—	4,469	—	—	4,469	(5,550)	(1,081)
Other comprehensive loss, net of income taxes	—	—	—	—	(2,375)	—	(2,375)	—	(2,375)
Balance at June 30, 2023	$609,573	217,044	$22	$6,546,814	$64,734	$(14,116)	$6,597,454	$988,090	$7,585,544

Sunrun Inc.
Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Six Months Ended June 30,
	2024	2023
Operating activities:
Net loss	$(543,078)	$(676,497)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization, net of amortization of deferred grants	303,005	249,889
Deferred income taxes	(13,150)	(40,937)
Stock-based compensation expense	56,964	56,503
Interest on pass-through financing obligations	8,837	9,756
Reduction in pass-through financing obligations	(19,188)	(20,047)
Unrealized gain on derivatives	(71,559)	(5,731)
Other noncash items	39,823	78,684
Changes in operating assets and liabilities:
Accounts receivable	(13,602)	(12,702)
Inventories	106,621	(7,836)
Prepaid expenses and other assets	(270,624)	(250,680)
Accounts payable	(8,838)	(19,832)
Accrued expenses and other liabilities	7,699	(48,510)
Deferred revenue	65,452	46,447
Net cash used in operating activities	(351,638)	(641,493)
Investing activities:
Payments for the costs of solar energy systems	(1,143,506)	(1,198,940)
Purchases of property and equipment, net	(743)	(11,632)
Net cash used in investing activities	(1,144,249)	(1,210,572)
Financing activities:
Proceeds from state tax credits, net of recapture	5,203	4,033
Proceeds from line of credit	143,732	356,384
Repayment of line of credit	(292,305)	(279,736)
Proceeds from issuance of convertible senior notes, net of capped call transaction	444,822	—
Repurchase of convertible senior notes	(183,784)	—
Proceeds from issuance of non-recourse debt	2,615,256	1,465,110
Repayment of non-recourse debt	(1,453,725)	(337,990)
Payment of debt fees	(83,024)	(17,121)
Proceeds from pass-through financing and other obligations, net	3,603	4,320
Repayment of pass-through financing obligation	(240,288)	—
Payment of finance lease obligations	(13,751)	(10,760)
Contributions received from noncontrolling interests and redeemable noncontrolling interests	795,917	757,539
Distributions paid to noncontrolling interests and redeemable noncontrolling interests	(182,403)	(121,344)
Acquisition of noncontrolling interest	(19,933)	(14,184)
Proceeds from transfer of investment tax credits	334,220	—
Payments to redeemable noncontrolling interests and noncontrolling interests of investment tax credits	(334,220)	—
Net proceeds related to stock-based award activities	10,977	13,869
Net cash provided by financing activities	1,550,297	1,820,120

Net change in cash and restricted cash	54,410	(31,945)
Cash and restricted cash, beginning of period	987,838	953,023
Cash and restricted cash, end of period	$1,042,248	$921,078
Supplemental disclosures of cash flow information
Cash paid for interest	$281,368	$198,754
Cash paid for income taxes	$—	$—
Supplemental disclosures of noncash investing and financing activities
Purchases of solar energy systems and property and equipment included in accounts payable and accrued expenses	$59,782	$70,820
Right-of-use assets obtained in exchange for new finance lease liabilities	$32,726	$44,852

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
The Company has formed various subsidiaries (“Funds”) to finance the development of Projects. These Funds, structured as limited liability companies, obtain financing from outside investors and purchase or lease Projects from Sunrun under master purchase or master lease agreements. The Company currently utilizes two legal structures in its investment Funds, which are referred to as: (i) pass-through financing obligations, and (ii) partnership-flips.

Note 2. Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting, and in the opinion of management, include all adjustments of a normal recurring nature necessary for the fair presentation of the Company's interim financial statements. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. As such, these unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s annual report on Form 10-K for the year ended December 31, 2023. The results of the six months ended June 30, 2024 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2024 or other future periods.
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
Revenue from external customers (including, but not limited to homeowners) for each group of similar products and services is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Customer agreements	$358,084	$274,490	$662,218	$499,578
Incentives	29,741	27,659	48,574	49,045
Customer agreements and incentives	387,825	302,149	710,792	548,623

Solar energy systems	55,281	202,483	120,346	431,385
Product sales	80,760	85,561	150,916	200,034
Solar energy systems and product sales	136,041	288,044	271,262	631,419
Total revenue	$523,866	$590,193	$982,054	$1,180,042

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

The following table provides a reconciliation of cash and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows. Cash and restricted cash consists of the following (in thousands):

	Six Months Ended June 30,
	2024	2023
Beginning of period:
Cash	$678,821	$740,508
Restricted cash, current and long-term	309,017	212,515
Total	$987,838	$953,023

End of period:
Cash	$707,587	$669,094
Restricted cash, current and long-term	334,661	251,984
Total	$1,042,248	$921,078
Accounts Receivable
Accounts receivable consist of amounts due from customers, as well as state and utility rebates due from government agencies and utility companies. Under Customer Agreements, the customers typically assign incentive rebates to the Company.
Accounts receivable, net consists of the following (in thousands):

	June 30, 2024	December 31, 2023
Customer receivables	$189,483	$186,537
Other receivables	6,400	4,506
Allowance for credit losses	(15,934)	(19,042)
Total	$179,949	$172,001
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

Should, among other events and circumstances, industry conditions deteriorate, the outlook for future operating results and cash flow decline or regulations change, costs of equity or debt capital increase, valuations for comparable public companies or comparable acquisition valuations decrease, or the Company’s market capitalization experience a further sustained decline below its book value, the Company may need to further reassess the recoverability of goodwill in future periods. As of June 30, 2024, there were no indicators of impairment that would require a goodwill impairment analysis.
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
The opening balance of deferred revenue was $1.1 billion as of December 31, 2022. Deferred revenue consists of the following (in thousands):

	June 30, 2024	December 31, 2023
Under Customer Agreements:
Payments received, net	$897,930	$873,137
Financing component balance	75,955	72,289
	973,885	945,426

Under SREC contracts:
Payments received, net	271,919	237,800
Financing component balance	15,322	12,835
	287,241	250,635

Total	$1,261,126	$1,196,061

During the three months ended June 30, 2024 and 2023, the Company recognized revenue of $34.5 and $29.6 million, respectively, and in the six months ended June 30, 2024 and 2023, the Company recognized revenue of $62.2 million and $53.6 million, respectively, from amounts included in deferred revenue at the beginning of the respective periods. Revenue allocated to remaining performance obligations represents contracted revenue that has not yet been recognized and includes deferred revenue as well as amounts that will be invoiced and recognized as revenue in future periods. Contracted but not yet recognized revenue was approximately $28.0 billion as of June 30, 2024, of which the Company expects to recognize approximately 5% over the next 12 months. The annual recognition is not expected to vary significantly over the next 10 years as the vast majority of existing Customer Agreements have at least 10 years remaining, given that the average age of the Company’s fleet of residential solar energy systems under Customer Agreements is less than five years as a result of the Company experiencing significant growth in the last few years. The annual recognition on these existing contracts will gradually decline over the midpoint of the Customer Agreements, which is around 10 years, as the typical 20- or 25-year initial term expires on individual Customer Agreements.
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

Note 3. Fair Value Measurement
At June 30, 2024 and December 31, 2023, the carrying value of receivables, accounts payable, accrued expenses and distributions payable to noncontrolling interests approximates fair value due to their short-term nature and falls under the Level 2 hierarchy. The carrying values and fair values of debt instruments are as follows (in thousands):

	June 30, 2024		December 31, 2023
	Carrying Value	Fair Value	Carrying Value	Fair Value
Recourse debt	$1,043,308	$994,211	$932,369	$844,727
Senior debt	3,992,668	3,949,473	4,114,134	4,082,994
Subordinated debt	2,552,046	2,428,014	2,219,573	2,131,994
Securitization debt	4,374,329	4,115,450	3,405,852	3,191,542
Total	$11,962,351	$11,487,148	$10,671,928	$10,251,257
At June 30, 2024 and December 31, 2023, the fair value of certain recourse debt and certain senior, subordinated and securitization loans approximate their carrying values because their interest rates are variable rates that approximate rates currently available to the Company. At June 30, 2024 and December 31, 2023, the fair value of the Company’s other debt instruments are based on rates currently offered for debt with similar maturities and terms. The Company’s fair value of the debt instruments fell under the Level 2 hierarchy. These valuation approaches involve some level of management estimation and judgment, the degree of which is dependent on the price transparency for the instruments or market.

At June 30, 2024 and December 31, 2023, financial instruments measured at fair value on a recurring basis, based upon the fair value hierarchy, are as follows (in thousands):

	June 30, 2024
	Level 1	Level 2	Level 3	Total
Derivative assets:
Interest rate swaps	$—	$145,869	$—	$145,869
Total	$—	$145,869	$—	$145,869
Derivative liabilities:
Interest rate swaps	$—	$21,805	$—	$21,805
Total	$—	$21,805	$—	$21,805

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Derivative assets:
Interest rate swaps	$—	$132,734	$—	$132,734
Total	$—	$132,734	$—	$132,734
Derivative liabilities:
Interest rate swaps	$—	$60,401	$—	$60,401
Total	$—	$60,401	$—	$60,401

The above balances are recorded in other assets and other liabilities, respectively, in the consolidated balance sheets, except for $47.7 million and $55.5 million as of June 30, 2024 and December 31, 2023, respectively, which is recorded in prepaid expenses and other current assets.
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

Note 4. Inventories
Inventories consist of the following (in thousands):

	June 30, 2024	December 31, 2023
Raw materials	$310,002	$413,410
Work-in-process	43,123	46,336
Total	$353,125	$459,746

Note 5. Solar Energy Systems, net
Solar energy systems, net consists of the following (in thousands):

	June 30, 2024	December 31, 2023
Solar energy system equipment costs	$13,405,177	$12,558,996
Inverters and batteries	2,164,021	1,845,580
Total solar energy systems	15,569,198	14,404,576
Less: accumulated depreciation and amortization	(2,441,474)	(2,165,171)
Add: construction-in-progress	728,930	789,466
Total solar energy systems, net	$13,856,654	$13,028,871

All solar energy systems, including construction-in-progress, have been leased to or are subject to signed Customer Agreements with customers. In accordance with its policy, the Company periodically reviews the estimated useful lives of its fixed assets on an ongoing basis and recognizes any changes in estimated useful lives by prospectively adjusting depreciation expense. During the three months ended June 30, 2024, the Company completed an assessment of its battery equipment, which included review of an independent engineering report, and determined that the useful life of its batteries was longer than the estimated useful life being used to calculate depreciation. As a result, effective April 1, 2024, the Company changed its estimated useful life to reflect the estimated period these assets will remain in service. The estimated useful lives of batteries previously was 10 years and were increased to 15 years. The impact of this change in estimate reduces depreciation expense and was immaterial for the three and six months ended June 30, 2024. For batteries placed in service as of June 30, 2024, we estimate the impact on depreciation for the year ended December 31, 2024 will be $14.0 million. The Company recorded depreciation expense related to solar energy systems of $143.4 million and $120.8 million for the three months ended June 30, 2024 and 2023, respectively, and $285.1 million and $237.4 million for the six months ended June 30, 2024 and 2023, respectively. The depreciation expense was reduced by the amortization of deferred grants of $2.1 million and $2.0 million for the three months ended June 30, 2024 and 2023, respectively, and $4.1 million for both the six months ended June 30, 2024 and 2023.

Note 6. Other Assets
Other assets consist of the following (in thousands):

	June 30, 2024	December 31, 2023
Costs to obtain contracts - Customer Agreements	$1,799,993	$1,565,098
Costs to obtain contracts - incentives	2,481	2,481
Accumulated amortization of costs to obtain contracts	(202,479)	(168,564)
Unbilled receivables	567,202	468,379
Allowance for credit loss on unbilled receivables	(5,765)	(4,774)
Equity investment	132,563	132,563
Operating lease right-of-use assets	89,532	91,635
Other assets	261,582	180,834
Total	$2,645,109	$2,267,652
The Company recorded amortization of costs to obtain contracts of $17.3 million and $13.8 million for the three months ended June 30, 2024 and 2023, respectively, and $34.3 million and $26.0 million for the six months ended June 30, 2024 and 2023, respectively, in Sales and marketing in the consolidated statements of operations.
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

Note 7. Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consist of the following (in thousands):

	June 30, 2024	December 31, 2023
Accrued employee compensation	$89,620	$93,414
Accrued interest	101,352	92,881
Operating lease obligations	28,964	29,572
Other accrued expenses	129,125	283,358
Total	$349,061	$499,225

Note 8. Indebtedness
As of June 30, 2024, debt consisted of the following (in thousands, except percentages):

	June 30, 2024	December 31, 2023	Unused Borrowing Capacity (1)	Weighted Average Interest Rate at June 30, 2024 (2)	Weighted Average Interest Rate at December 31, 2023 (2)	Contractual Interest Rate (3)	Contractual Maturity Date
Recourse debt
Line of credit (4)	$390,929	$539,502	$250	9.32%	8.89%	SOFR +3.25% - 3.75%	November 2025
Convertible Senior Notes due 2026 (5)	183,228	397,642	—	—%	—%	—%	February 2026
Convertible Senior Notes due 2030 (6)	483,187	—	—	4.00%	—%	4.00%	March 2030
Total recourse debt	1,057,344	937,144	250
Unamortized debt discount	(14,036)	(4,775)	—
Total recourse debt, net	1,043,308	932,369	250

Non-recourse debt (7)
Senior revolving and delayed draw loans (8)	1,607,400	1,886,300	27,700	8.00%	7.59%	SOFR +2.35%- 3.10%	March 2027 - February 2028
Senior non-revolving loans(9)	2,386,790	2,226,343	—	6.90%	6.26%	4.66% - 6.93%; SOFR +1.85% - 2.25%	September 2026 - January 2054
Subordinated revolving and delayed draw loans (8)	30,000	146,000	—	14.43%	12.01%	SOFR +9.10%	March 2027
Subordinated loans (10)(11)	2,570,495	2,110,693	—	9.49%	9.18%	7.00% - 10.75%; SOFR +6.50% - 6.90%	June 2026 - January 2042
Securitized loans	4,443,450	3,450,794	—	5.03%	4.61%	2.27% - 6.60%	April 2048 - July 2059
Total non-recourse debt	11,038,135	9,820,130	27,700
Unamortized debt (discount) premium, net	(119,092)	(80,571)	—
Total non-recourse debt, net	10,919,043	9,739,559	27,700
Total debt, net	$11,962,351	$10,671,928	$27,950

(1)Represents the additional amount the Company could borrow, if any, based on the state of its existing assets as of June 30, 2024.
(2)Reflects weighted average contractual, unhedged rates. See Note 9, Derivatives for hedge rates.
(3)Ranges shown reflect a fixed interest rate and rates using SOFR, as applicable.

(4)The working capital facility (the “Facility”) was amended in February 2024 and its total commitment of up to $447.5 million is secured by substantially all of the unencumbered assets of the Company, as well as ownership interests in certain subsidiaries of the Company. Borrowings under the Facility may be designated as Base Rate Loans or Term SOFR Loans, subject to certain terms and conditions under the Credit Agreement. Base Rate Loans accrue interest at a rate per year equal to 2.25% to 2.75% depending on total outstanding balance as a percentage of total commitment plus the highest of (a) the federal funds rate plus 0.50%, (b) the interest rate determined from time to time by the Administrative Agent as its prime rate and notified to the Company, (c) the Adjusted Term SOFR Rate (defined below) for a one-month interest period in effect on such day (or if such day is not a business day, the immediately preceding business day) plus 1.00% and (d) 0.00%. Term SOFR Loans accrue interest at a rate per annum equal to (a) 3.25% to 3.75% depending on total outstanding balance as a percentage of total commitment plus (b) the greater of (i) 0.00% and (ii) the sum of (x) the forward-looking term rate for a period comparable to the applicable available tenor based on SOFR that is published by CME Group Benchmark Administration Ltd or a successor for the applicable interest period and (y) (1) if the applicable interest period is one month, 0.11448%, (2) if the applicable interest period is three months, 0.26161% or (c) if the applicable interest period is six months, 0.42826% (the rate pursuant to clause (b), the “Adjusted Term SOFR Rate”). The maturity date of this facility could be extended to March 1, 2027 if, as of September 30, 2024, the Company maintains funds on deposit in a collateral account equal to an amount sufficient to repay at the scheduled maturity all of its 0% Senior Convertible Notes due 2026 that are outstanding on September 30, 2024 and the Company is otherwise in compliance with its quarter-end liquidity covenant. This facility is subject to various restrictive covenants, such as the completion and presentation of audited consolidated financial statements, maintaining a minimum modified interest coverage ratio, a minimum modified current ratio, a maximum modified leverage ratio, and a minimum unencumbered cash balance, in each case, tested quarterly. The Company was in compliance with all debt covenants as of June 30, 2024.
(5)Convertible senior notes due 2026 (the “2026 Notes”) under this category with an outstanding balance of $183.2 million as of June 30, 2024 will not bear regular interest, and the principal amount of the 2026 Notes will not accrete. The 2026 Notes may bear special interest under specified circumstances relating to the Company’s failure to comply with its reporting obligations under the Indenture or if the 2026 Notes are not freely tradeable as required by the indenture. The 2026 Notes will mature on February 1, 2026, unless earlier repurchased by the Company, redeemed by the Company or converted pursuant to their terms. The initial conversion rate of the Notes is 8.4807 shares of the Company’s common stock, par value $0.0001 per share, per $1,000 principal amount of 2026 Notes, which is equivalent to an initial conversion price of approximately $117.91 per share. The conversion rate will be subject to adjustment upon the occurrence of certain specified events but will not be adjusted for any accrued and unpaid special interest. In addition, upon the occurrence of a make-whole fundamental change or an issuance of a notice of redemption, the Company will, in certain circumstances, increase the conversion rate by a number of additional shares for a holder that elects to convert its 2026 Notes in connection with such make-whole fundamental change or notice of redemption. The debt discount recorded on the 2026 Notes is being amortized to interest expense at an effective interest rate of 0.57%. As of June 30, 2024, $7.4 million of the debt discount was amortized to interest expense inception to date. In connection with the offering of the 2026 Notes, the Company entered into privately negotiated capped call transactions (the “2026 Capped Calls”) with certain of the initial purchasers and/or their respective affiliates at a cost of approximately $28.0 million. The 2026 Capped Calls are classified as equity and were recorded to additional paid-in-capital within stockholders’ equity as of March 31, 2021. The 2026 Capped Calls each have an initial strike price of approximately $117.91 per share, subject to certain adjustments, which corresponds to the initial conversion price of the 2026 Notes. The 2026 Capped Calls have initial cap prices of $157.22 per share. The 2026 Capped Calls cover, subject to anti-dilution adjustments, approximately 3.4 million shares of common stock. The 2026 Capped Calls are expected generally to reduce the potential dilution to the common stock upon any conversion of 2026 Notes and/or offset any cash payments the Company is required to make in excess of the principal amount of the 2026 Notes, as the case may be, in the event the market price per share of common stock, as measured under the 2026 Capped Calls, is greater than the strike price of the 2026 Capped Call, with such offset subject to a cap. If, however, the market price per share of the common stock, as measured under the 2026 Capped Calls, exceeds the cap price of the 2026 Capped Calls, there would be dilution and/or there would not be an offset of such potential cash payments, in each case, to the extent that the then-market price per share of the common stock exceeds the cap price. The final components of the 2026 Capped Calls are scheduled to expire on January 29, 2026. None of the conversion criteria has been met as of June 30, 2024.

(6)Convertible senior notes due 2030 (the “2030 Notes” and, together with the 2026 Notes, the “Notes”) under this category with an outstanding balance of $483.2 million as of June 30, 2024 will bear regular interest at 4.00% per annum, and the principal amount of the 2030 Notes will not accrete. The 2030 Notes may bear special interest under specified circumstances relating to the Company’s failure to comply with its reporting obligations under the indenture or if the 2030 Notes are not freely tradeable as required by the indenture. The 2030 Notes will mature on March 1, 2030, unless repurchased by the Company, redeemed by the Company or converted pursuant to their terms prior to maturity. The initial conversion rate of the 2030 Notes is 61.3704 shares of the Company’s common stock, par value $0.0001 per share, per $1,000 principal amount of 2030 Notes, which is equivalent to an initial conversion price of approximately $16.29 per share. The conversion rate will be subject to adjustment upon the occurrence of certain specified events but will not be adjusted for any accrued and unpaid special interest. In addition, upon the occurrence of a make-whole fundamental change or an issuance of a notice of redemption, the Company will, in certain circumstances, increase the conversion rate by a number of additional shares for a holder that elects to convert its 2030 Notes in connection with such make-whole fundamental change or notice of redemption. The debt discount recorded on the 2030 Notes is being amortized to interest expense at an effective interest rate of 4.51%. As of June 30, 2024, $0.6 million of the debt discount was amortized to interest expense inception to date. In connection with the offering of the 2030 Notes, the Company entered into privately negotiated capped call transactions (the “2030 Capped Calls”) with certain of the initial purchasers and/or their respective affiliates at a cost of approximately $38.4 million. The 2030 Capped Calls are classified as equity and were recorded to additional paid-in-capital within stockholders’ equity as of June 30, 2024. The 2030 Capped Calls each have an initial strike price of approximately $16.29 per share, subject to certain adjustments, which corresponds to the initial conversion price of the 2030 Notes. The 2030 Capped Calls have initial cap prices of $22.37 per share. The 2030 Capped Calls cover, subject to anti-dilution adjustments, approximately 29.7 million shares of common stock. The 2030 Capped Calls are expected generally to reduce the potential dilution to the common stock upon any conversion of 2030 Notes and/or offset any cash payments the Company is required to make in excess of the principal amount of the 2030 Notes, as the case may be, in the event the market price per share of Common Stock, as measured under the 2030 Capped Calls, is greater than the strike price of the 2030 Capped Call, with such offset subject to a cap. If, however, the market price per share of the common stock, as measured under the 2030 Capped Calls, exceeds the cap price of the 2030 Capped Calls, there would be dilution and/or there would not be an offset of such potential cash payments, in each case, to the extent that the then-market price per share of the common stock exceeds the cap price. The final components of the 2030 Capped Calls are scheduled to expire on February 27, 2030. None of the conversion criteria has been met as of June 30, 2024.
(7)Certain loans under this category are part of project equity transactions.
(8)Pursuant to the terms of the aggregation facilities within this category the Company may draw up to an aggregate principal amount of $2.6 billion in revolver borrowings depending on the available borrowing base at the time. In July 2024, an amendment was executed on one of the aggregation facilities increasing the aggregate principal amount to $2.9 billion.
(9)Loans under this category with a fixed rate had a total outstanding balance of $906.9 million as of June 30, 2024.
(10)A loan under this category with an outstanding balance of $146.9 million as of June 30, 2024 contains a put option that can be exercised beginning in 2036 that would require the Company to pay off the entire loan on November 30, 2037.
(11)Loans under this category with a floating rate have a total outstanding balance of $625.0 million as of June 30, 2024.

Senior and Subordinated Debt Facilities
Each of the Company’s senior and subordinated debt facilities contain customary covenants, including the requirement to maintain certain financial measurements and provide lender reporting. Each of the senior and subordinated debt facilities also contain certain provisions in the event of default that entitle lenders to take certain actions including acceleration of amounts due under the facilities and acquisition of membership interests and assets that are pledged to the lenders under the terms of the senior and subordinated debt facilities. The facilities are non-recourse to the Company and are secured by net cash flows from Customer Agreements or inventories less certain operating, maintenance and other expenses that are available to the borrower after distributions to tax equity investors, where applicable. Under the terms of these facilities, the Company’s subsidiaries pay interest and principal from the net cash flows available to the subsidiaries. The Company was in compliance with all debt covenants as of June 30, 2024.
Non-Recourse Financings
In connection with each of the Company’s non-recourse debt (including securitized loans), assets (consisting of membership interests in project companies that own photovoltaic systems and related Customer Agreements) were contributed by the Company to special purpose subsidiaries of the Company (each a “Non-Recourse Borrower”). Each of such financings contains customary covenants including the requirement to provide reporting to the indenture trustee or collateral agent and, if applicable, ratings agencies. Each of the financings also contains certain provisions which entitle the indenture trustee or collateral agent to take certain actions upon the occurrence of an event of default, including acceleration of amounts due under the facilities and the foreclosure on the assets of the Non-Recourse Borrower that are pledged to the lenders under the terms thereof. The facilities are non-recourse to the Company and are secured by first priority security interests by each Non-Recourse Borrower in favor of the indenture trustee or collateral agent in all of the Non-Recourse Borrower’s assets including the cash flows from Customer Agreements which are available to each Non-Recourse Borrower after giving effect to certain operating, maintenance and other expenses and, where applicable, distributions to tax equity investors. As a result of such security interests, the assets of each Non-Recourse Borrower are not available to the creditors of the Company unless and until distributions from such entities are made to the Company as permitted under the applicable facility documentation. Under the terms of these financings, each Non-Recourse Borrower pays interest and principal from such net cash flows. The Company was in compliance with all debt covenants as of June 30, 2024.

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

The interest rate swaps have been designated as cash flow hedges. The credit risk adjustment associated with these swaps is the risk of non-performance by the counterparties to the contracts. In the six months ended June 30, 2024, the hedge relationships on the Company’s interest rate swaps have been assessed as highly effective as the quarterly assessment performed determined changes in cash flows of the derivative instruments have been highly effective in offsetting the changes in the cash flows of the hedged items, are expected to be highly effective in the future and the critical terms of the interest rate swaps match the critical terms of the underlying forecasted hedged transactions. Accordingly, changes in the fair value of these derivatives are recorded as a component of accumulated other comprehensive income, net of income taxes. Changes in the fair value of these derivatives are subsequently reclassified into earnings, and are included in interest expense, net in the Company’s statements of operations, in the period that the hedged forecasted transactions affect earnings. To the extent that the hedge relationships are not effective, changes in the fair value of these derivatives are recorded in other expenses, net in the Company’s statements of operations on a prospective basis.
The Company’s master netting and other similar arrangements allow net settlements under certain conditions. When those conditions are met, the Company presents derivatives at net fair value. As of June 30, 2024, the information related to these offsetting arrangements were as follows (in thousands):

Instrument Description	Gross Amounts of Recognized Assets / Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets / Liabilities Included in the Consolidated Balance Sheet	Notional Amount (1)
Assets:
Derivatives designated as hedging instruments	$118,135	$—	$118,135	$1,413,213
Derivatives not designated as hedging instruments(2)	27,734	(3,062)	24,672	1,163,481
Total derivative assets	$145,869	$(3,062)	$142,807	$2,576,694

Liabilities:
Derivatives designated as hedging instruments	$—	$—	$—	$—
Derivatives not designated as hedging instruments	(21,805)	3,062	(18,743)	771,575
Total derivative liabilities	$(21,805)	$3,062	$(18,743)	$771,575
Total	$124,064	$—	$124,064	$3,348,269

(1)    Comprised of 51 interest rate swaps which effectively fix the SOFR portion of interest rates on outstanding balances of certain loans under the senior and securitized sections of the debt footnote table (see Note 8, Indebtedness) at 0.31% to 4.53% per annum. These swaps mature from January 31, 2025 to January 31, 2043.

(2)    Includes 13 interest rate swaptions which effectively fix the SOFR portion of interest rates on future outstanding balances of certain loans under the senior revolving section of the debt footnote table (see Note 8, Indebtedness) at 4.01% to 4.46% per annum. These swaptions expire from July 3, 2024 to September 6, 2024 with potential underlying swaps maturing from October 31, 2042 to February 2, 2043.

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
The gains on derivatives designated as cash flow hedges recognized into other comprehensive income (loss), before tax effect, consisted of the following (in thousands):

	Three months ended June 30,
	2024	2023
Derivatives designated as cash flow hedges:
Interest rate swaps	$(16,470)	$(51,073)

	Six months ended June 30,
	2024	2023
Derivatives designated as cash flow hedges:
Interest rate swaps	$(59,457)	$(13,045)

The gains on derivatives financial instruments recognized into the consolidated statements of operations, before tax effect, consisted of the following (in thousands):

	Three months ended June 30,
	2024		2023
	Interest expense, net	Other income, net	Interest expense, net	Other income, net
Derivatives designated as cash flow hedges:
Interest rate swaps:
Gains reclassified from Accumulated other comprehensive income (“AOCI”) into income	$(9,418)	$—	$(9,032)	$—
Derivatives not designated as cash flow hedges:
Interest rate swaps:
Gains recognized into income	—	(16,305)	—	(42,723)
Total gains	$(9,418)	$(16,305)	$(9,032)	$(42,723)

	Six months ended June 30,
	2024		2023
	Interest expense, net	Other income, net	Interest expense, net	Other income, net
Derivatives designated as cash flow hedges:
Interest rate swaps:
Gains reclassified from Accumulated other comprehensive income (“AOCI”) into income	$(19,549)	$—	$(16,071)	$—
Derivatives not designated as cash flow hedges:
Interest rate swaps:
Gains recognized into income	—	(76,806)	—	(17,673)
Total gains	$(19,549)	$(76,806)	$(16,071)	$(17,673)
All amounts in AOCI in the consolidated statements of redeemable noncontrolling interests and equity relate to derivatives, refer to the consolidated statements of comprehensive income (loss). The net gain on derivatives includes the tax effect of nil and $8.8 million for the three months ended June 30, 2024 and 2023, respectively, and nil and $0.7 million for the six months ended June 30, 2024 and 2023, respectively.
During the next 12 months, the Company expects to reclassify $27.7 million of net gains on derivative instruments from accumulated other comprehensive income to earnings. There were 33 undesignated derivative instruments recorded by the Company as of June 30, 2024.

Note 10. Pass-Through Financing Obligations

The Company’s pass-through financing obligations (“Financing Obligations”) arise when the Company leases solar energy systems to Fund investors who are considered commercial customers under a master lease agreement, and these investors in turn are assigned the Customer Agreements with customers. The Company receives all of the value attributable to the accelerated tax depreciation and some or all of the value attributable to the other incentives. Given the assignment of operating cash flows, this arrangement is accounted for as Financing Obligations. The Company also sells the rights and related value attributable to the Commercial ITC to these investors.
Under the Financing Obligation arrangement, a wholly owned subsidiary of the Company finances the cost of solar energy systems with investors for an initial term of 7 years. The solar energy systems are subject to Customer Agreements with an initial term of typically 20 years that automatically renew annually or for a term of five years. These solar energy systems are reported under the line item solar energy systems, net in the consolidated balance sheets. As of June 30, 2024 and December 31, 2023, the cost of the solar energy systems placed in service under the Financing Obligation arrangements was $58.6 million and $692.3 million, respectively. The accumulated depreciation related to these assets as of June 30, 2024 and December 31, 2023 was $10.6 million and $191.5 million, respectively. During the three months ended June 30, 2024, the Company retired three of its financing obligations and terminated the associated leases for $233.9 million, which resulted in a gain on debt extinguishment of $47.1 million.
The investors make a series of large up-front payments and subsequent smaller quarterly payments (lease payments) to the subsidiary of the Company. The Company accounts for the payments received from the investors under the Financing Obligation arrangement as borrowings by recording the proceeds received as Financing Obligations on its consolidated balance sheets, and cash provided by financing activities in its consolidated statements of cash flows. This Financing Obligation is reduced over a period of approximately 7 years, by customer payments under the Customer Agreements. In addition, funds paid for the Commercial ITC value upfront are initially recorded as a refund liability and recognized as revenue as the associated solar energy system reaches PTO. The Commercial ITC value, if any, is reflected in cash provided by operations on the consolidated statements of cash flows. The Company accounts for the Customer Agreements consistent with the Company’s revenue recognition accounting policies as described in Note 2, Summary of Significant Accounting Policies.
Interest is calculated on the Financing Obligations using the effective interest rate method. The effective interest rate, which is adjusted on a prospective basis, is the interest rate that equates the present value of the estimated cash amounts to be received by the investor over the lease term with the present value of the cash amounts paid by the investor to the Company, adjusted for amounts received by the investor. The Financing Obligation is nonrecourse once the associated assets have been placed in service and all the contractual arrangements have been assigned to the investor.
Under the Financing Obligation, the investor has a right to extend its right to receive cash flows from the customers beyond the initial term in certain circumstances.
Under the Financing Obligation, the Company is responsible for services such as warranty support, accounting, lease servicing and performance reporting to customers. As part of the warranty and performance guarantee with the customers in applicable Funds, the Company guarantees certain specified minimum annual solar energy production output for the solar energy systems leased to the customers, which the Company accounts for as disclosed in Note 2, Summary of Significant Accounting Policies.

Note 11. VIE Arrangements
The Company consolidated various VIEs at June 30, 2024 and December 31, 2023. The carrying amounts and classification of the VIEs’ assets and liabilities included in the consolidated balance sheets are as follows (in thousands):

	June 30, 2024	December 31, 2023
Assets
Current assets
Cash	$293,912	$254,522
Restricted cash	56,276	48,169
Accounts receivable, net	99,065	76,249
Inventories	98,594	150,065
Prepaid expenses and other current assets	9,755	161,414
Total current assets	557,602	690,419
Solar energy systems, net	11,288,489	10,469,093
Other assets	475,777	379,028
Total assets	$12,321,868	$11,538,540
Liabilities
Current liabilities
Accounts payable	$6,529	$12,187
Distributions payable to noncontrolling interests and redeemable noncontrolling interests	35,068	35,181
Accrued expenses and other liabilities	38,796	185,766
Deferred revenue, current portion	55,896	54,103
Non-recourse debt, current portion	82,315	270,460
Total current liabilities	218,604	557,697
Deferred revenue, net of current portion	685,255	654,310
Non-recourse debt, net of current portion	1,378,749	1,189,161
Other liabilities	16,732	16,816
Total liabilities	$2,299,340	$2,417,984
The Company holds one variable interest in a nonconsolidated VIE established as a result of a pass-through Fund arrangement as further explained in Note 10, Pass-Through Financing Obligations. The Company does not have material exposure to losses as a result of its involvement with the VIE in excess of the amount of the pass-through financing obligation recorded in the Company’s consolidated financial statements. The Company is not considered the primary beneficiary of these VIE.

Note 12. Redeemable Noncontrolling Interests
During certain specified periods of time, noncontrolling interests in certain funding arrangements have the right to put all of their membership interests to the Company. During a specific period of time, the Company has the right to call all membership units of the related redeemable noncontrolling interests.

Note 13. Stock-Based Compensation
Stock Options
The following table summarizes the activity for all stock options under all of the Company’s equity incentive plans for the six months ended June 30, 2024 (shares and aggregate intrinsic value in thousands):

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2023	4,243	$17.19	4.85	$31,762
Granted	—	—
Exercised	(559)	6.03
Canceled	(39)	27.64
Outstanding at June 30, 2024	3,645	$18.79	4.97	$7,786

Options vested and exercisable at June 30, 2024	3,214	$16.88	4.62	$7,786
Restricted Stock Units
The following table summarizes the activity for all restricted stock units (“RSUs”) under all of the Company’s equity incentive plans for the six months ended June 30, 2024 (shares in thousands):

	Number of Awards	Weighted Average Grant Date Fair Value
Unvested balance at December 31, 2023	8,449	$22.16
Granted	8,285	13.82
Issued	(2,645)	22.22
Canceled / forfeited	(918)	19.01
Unvested balance at June 30, 2024	13,171	$16.86
Warrants for Strategic Partners

The Company has issued warrants for up to 846,943 shares of its common stock to certain strategic partners (calculated using the respective quarter of grant’s closing stock price). The exercise price of each warrant is $0.01 per share, and 13,939 warrants were exercised during the six months ended June 30, 2024. There were 31,876 warrants exercised during the six months ended June 30, 2023. The Company recognized stock-based compensation expense of nil and $1.1 million during the three months ended June 30, 2024 and 2023, respectively, and nil and $2.1 million during the six months ended June 30, 2024 and 2023, respectively, under performance and time-based warrants.
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

Stock-Based Compensation Expense
The Company recognized stock-based compensation expense, including ESPP expenses, in the consolidated statements of operations as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Cost of customer agreements and incentives	$2,299	$2,048	$4,245	$3,889
Cost of solar energy systems and product sales	535	1,494	1,089	3,262
Sales and marketing	11,816	14,835	26,991	29,712
Research and development	4,462	452	7,074	894
General and administration	8,983	9,408	17,565	18,746
Total	$28,095	$28,237	$56,964	$56,503
During the three and six months ended June 30, 2024, stock-based compensation expense capitalized to solar energy systems, net in the Company’s consolidated balance sheets was $2.4 million and $5.2 million, respectively, and was $2.8 million and $5.2 million during the three and six months ended June 30, 2023, respectively.

Note 14. Income Taxes

The income tax rate for the three months ended June 30, 2024 and 2023 was 4.0% and (5.8)%, respectively, and for the six months ended June 30, 2024 and 2023 was 2.4% and 5.7%, respectively. The differences between the actual consolidated effective income tax rate and the U.S. federal statutory rate were primarily attributable to the allocation of losses on noncontrolling interests, income tax benefit from transferring investment tax credits, and income tax expense related to the valuation allowance.

The Company sells solar energy systems to investment Funds. As the investment Funds are consolidated by the Company, the gain on the sale of the assets has been eliminated in the consolidated financial statements, however gains on sale are recognized for tax purposes and the tax effects of which, both current and deferred, are included in the Company’s income tax provision.

Note 15. Commitments and Contingencies
Letters of Credit
As of June 30, 2024 and December 31, 2023, the Company had $27.7 million and $37.0 million, respectively, of unused letters of credit outstanding, which each carry fees of 0.50% - 3.25% per annum and 0.50% - 3.25% per annum, respectively.
Guarantees
Certain tax equity funds and debt facilities require the Company to maintain an aggregate amount of $35.0 million of unencumbered cash and cash equivalents at the end of each month.
Purchase Commitment
The Company entered into purchase commitments, which have the ability to be canceled without significant penalties, with multiple suppliers to purchase $196.0 million of photovoltaic modules, inverters and batteries by the end of the first quarter of 2025.

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
The computation of the Company’s basic and diluted net income (loss) per share is as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Numerator:
Net income (loss) attributable to common stockholders	$139,074	$55,474	$51,256	$(184,914)
Debt discount amortization	883	534	3,900	—
Net income (loss) available to common stockholders	$139,957	$56,008	$55,156	$(184,914)
Denominator:
Weighted average shares used to compute net income (loss) per share attributable to common stockholders, basic	222,474	216,017	221,178	215,153
Weighted average effect of potentially dilutive shares to purchase common stock	32,633	5,832	23,577	—
Weighted average shares used to compute net income (loss) per share attributable to common stockholders, diluted	255,107	221,849	244,755	215,153
Net income (loss) per share attributable to common stockholders
Basic	$0.63	$0.26	$0.23	$(0.86)
Diluted	$0.55	$0.25	$0.23	$(0.86)

The following shares were excluded from the computation of diluted net income (loss) per share as the impact of including those shares would be anti-dilutive (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Outstanding stock options	1,984	1,599	1,976	1,536
Unvested restricted stock units	12,858	8,154	10,602	6,039
Convertible Senior Notes (if converted)	—	—	7,073	1,696
Total	14,842	9,753	19,651	9,271

Note 17. Related Party Transactions

Advances Receivable—Related Party

Net amounts due from direct-sales professionals were $15.0 million and $10.1 million as of June 30, 2024 and December 31, 2023, respectively. The Company provided a reserve of $2.5 million and $2.4 million as of June 30, 2024 and December 31, 2023, respectively, related to advances to direct-sales professionals who have terminated their employment agreement with the Company.

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

We have experienced substantial growth in our business and operations since our inception in 2007, as well as through our acquisition of Vivint Solar on October 8, 2020. As of June 30, 2024, we operate the largest fleet of residential solar energy systems in the United States. We have a Networked Solar Energy Capacity of 7,058 megawatts as of June 30, 2024, which represents the aggregate megawatt production capacity of our solar energy systems that have been recognized as deployments, from our inception through the measurement date. Gross Earning Assets as of June 30, 2024 were approximately $15.7 billion. Please see the section entitled “Key Operating Metrics” for more details on how we calculate Networked Solar Energy Capacity and Gross Earning Assets.
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
As of June 30, 2024, we had 62 active investment funds, which are described below. We have established different types of investment funds to implement our asset monetization strategy. Depending on the nature of the investment fund, cash may be contributed to the investment fund by the investor upfront or in stages based on milestones associated with the design, construction or interconnection status of the solar energy systems. The cash contributed by the fund investor is used by the investment fund to purchase solar energy systems. The investment funds either own or enter into a master lease with a Sunrun subsidiary for the solar energy systems, Customer Agreements and associated incentives. We receive on-going cash distributions from the investment funds representing a portion of the monthly customer payments received. We use the upfront cash, as well as on-going distributions to cover our costs associated with designing, purchasing and installing the solar energy systems. In addition, we also use debt, equity and other financing strategies to fund our operations. The allocation of the economic benefits between us and the fund investor and the corresponding accounting treatment varies depending on the structure of the investment fund.
We currently utilize two legal structures in our investment funds, which we refer to as: (i) pass-through financing obligations, and (ii) partnership flips. We reflect pass-through financing obligations on our consolidated balance sheet as a pass-through financing obligation. We record the investor’s interest in partnership flips as noncontrolling interests or redeemable noncontrolling interests. If redemption is at our option, we record the investor’s interest as a noncontrolling interest and account for the interest using the hypothetical liquidation at book value (“HLBV”) method. If the investor has the option to put their interest to us, we record the investor’s interest as a redeemable noncontrolling interest at the greater of the HLBV and the redemption value.
The table below provides an overview of our current investment funds (dollars in millions):

	Pass-Through Financing Obligations	Partnership Flip
Consolidation	Owner entity consolidated, tenant entity not consolidated	Single entity, consolidated
Balance sheet classification	Pass-through financing obligation	Redeemable noncontrolling interests and noncontrolling interests
Revenue from Commercial ITCs	Recognized on the permission to operate (“PTO”) date	None
Method of calculating investor interest	Effective interest rate method	Greater of HLBV or redemption value
Liability balance as of June 30, 2024	$1.5	N/A
Noncontrolling interest balance (redeemable or otherwise) as of June 30, 2024	N/A	$1,682.7

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

•Gross Earning Assets is calculated as Gross Earning Assets Contracted Period plus Gross Earning Assets Renewal Period.

◦Gross Earning Assets Contracted Period represents the present value of the remaining net cash flows (discounted at 6%) during the initial term of our Customer Agreements as of the measurement date. It is calculated as the present value of cash flows (discounted at 6%) we expect to receive from Subscribers in future periods, after deducting expected operating and maintenance costs based on the service agreements underlying each fund, equipment replacements costs, distributions to tax equity partners in partnership flip structures, and distributions to project equity investors. We include cash flows we expect to receive in future periods from tax equity partners, government incentive and rebate programs, contracted sales of solar renewable energy credits, and awarded net cash flows from grid service programs with utility or grid operators.

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

Gross Earning Assets is forecasted as of a specific date. It is forward-looking, and we use judgment in developing the assumptions used to calculate it. Factors that could impact Gross Earning Assets include, but are not limited to, customer payment defaults, or declines in utility rates or early termination of a contract in certain circumstances, including prior to installation. We believe it is useful for investors to evaluate the future expected cash flows from all customers that have been deployed through the respective measurement date, less estimated costs to maintain such systems and estimated distributions to tax equity partners in partnership flip structures, and distributions to project equity investors. Various assumptions are made when calculating these metrics. Gross Earning Assets utilize a 6% unlevered discount rate (weighted average cost of capital or “WACC”) to discount future cash flows to the present period. Furthermore, this metric assumes that customers renew after the initial contract period at a rate equal to 90% of the rate in effect at the end of the initial contract term. For Customer Agreements with 25-year initial contract terms, a 5-year renewal period is assumed. For a 20-year initial contract term, a 10-year renewal period is assumed. In all instances, we assume a 30-year customer relationship, although the customer may renew for additional years, or purchase the system. Estimated cost of servicing assets has been deducted and is estimated based on the service agreements underlying each fund.

	As of June 30,
	2024	2023
Networked Solar Energy Capacity (megawatts)	7,058	6,204
Customers	984,000	869,464

	As of June 30,
	2024	2023

	(in thousands)
Gross Earning Assets Contracted Period	$12,050,938	$9,437,213
Gross Earning Assets Renewal Period	3,640,744	3,121,859
Gross Earning Assets	$15,691,682	$12,559,072

The tables below provide a range of Gross Earning Asset amounts if different default, discount and purchase and renewal assumptions were used.
Gross Earning Assets Contracted Period:

	As of June 30, 2024
	Discount rate
Default rate	4%	5%	6%	7%	8%

	(in thousands)
5%	$14,000,004	$12,774,589	$11,710,585	$10,782,682	$9,970,004
0%	$14,430,420	$13,156,457	$12,050,938	$11,087,389	$10,243,981
Gross Earning Assets Renewal Period:

	As of June 30, 2024
	Discount rate
Purchase or Renewal rate	4%	5%	6%	7%	8%

	(in thousands)
80%	$4,665,681	$3,829,676	$3,156,831	$2,613,057	$2,171,796
90%	$5,378,368	$4,415,660	$3,640,744	$3,014,392	$2,506,043
100%	$6,091,052	$5,001,643	$4,124,656	$3,415,725	$2,840,288

Total Gross Earning Assets:

	As of June 30, 2024
	Discount rate
Purchase or Renewal rate	4%	5%	6%	7%	8%

	(in thousands)
80%	$19,096,102	$16,986,132	$15,207,768	$13,700,446	$12,415,777
90%	$19,808,788	$17,572,117	$15,691,682	$14,101,781	$12,750,024
100%	$20,521,472	$18,158,099	$16,175,594	$14,503,115	$13,084,269

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
Consideration from customers is considered variable due to the performance guarantee under Customer Agreements and liquidated damage provisions under SREC contracts in the event minimum deliveries are not achieved. Customer Agreements with a performance guarantee provide a credit to the customer if the system’s cumulative production, as measured on various PTO anniversary dates, is below our guarantee of a specified minimum. Revenue is recognized to the extent it is probable that a significant reversal of such revenue will not occur. If our estimate of the future production shortfall amount for Customer Agreements with a performance guarantee was 10% higher, the additional reduction to revenue in the six months ended June 30, 2024 would have been less than $3.6 million. Our estimated production shortfall reduced revenue during the six months ended June 30, 2024 by less than $7.9 million more than the prior year’s period. We have historically estimated an immaterial amount of liquidated damages pursuant to SREC contracts, and actual damages have not been materially different from estimates, nor material in amount during the six months ended June 30, 2024 and 2023.
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

Should, among other events and circumstances, industry conditions deteriorate, the outlook for future operating results and cash flow decline or regulations change, costs of equity or debt capital increase, valuations for comparable public companies or comparable acquisition valuations decrease, or our market capitalization experience a further sustained decline below its book value, we may need to further reassess the recoverability of goodwill in future periods. As of June 30, 2024, there were no indicators of impairment that would require a goodwill impairment analysis.

Impairment of Long-Lived Assets
The carrying values of our long-lived assets, including solar energy systems, are periodically reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable or that the useful life is shorter than originally estimated. Factors that we consider in deciding when to perform an impairment review would include significant negative industry or economic trends, and significant changes or planned changes in our use of the assets. Recoverability of these assets is measured by comparison of the carrying value of each asset group to the future undiscounted cash flows the asset is expected to generate over its remaining life. If the asset is considered to be impaired, the amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset. If the useful life is shorter than originally estimated, we amortize the remaining carrying value over the new shorter useful life. During the three and six months ended June 30, 2024 and 2023, there were no indicators of impairment and therefore no cash flow analysis was performed.
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

The calculation of HLBV does not require estimates since each HLBV calculation is based upon the liquidation provisions of each fund’s contractual agreement. The calculation of the redeemable noncontrolling interest balance involves estimates such as a discount rate used in net present value calculations, and customer default rates. If the assumptions used for each of these were 10% higher, the impact to the aggregate redeemable noncontrolling interest balance as of June 30, 2024 would be a reduction of $20.6 million.

Results of Operations
The results of operations presented below should be reviewed in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

	(in thousands, except per share data)
Revenue:
Customer agreements and incentives	$387,825	$302,149	$710,792	$548,623
Solar energy systems and product sales	136,041	288,044	271,262	631,419
Total revenue	523,866	590,193	982,054	1,180,042
Operating expenses:
Cost of customer agreements and incentives	298,665	268,687	568,199	505,592
Cost of solar energy systems and product sales	130,120	270,538	286,279	590,556
Sales and marketing	151,657	194,876	303,921	397,712
Research and development	10,243	4,557	22,330	9,114
General and administrative	61,229	57,476	112,495	110,703
Total operating expenses	651,914	796,134	1,293,224	1,613,677
Loss from operations	(128,048)	(205,941)	(311,170)	(433,635)
Interest expense, net	(207,207)	(157,177)	(399,366)	(299,875)
Other income, net	64,378	41,071	154,308	16,071
Loss before income taxes	(270,877)	(322,047)	(556,228)	(717,439)
Income tax (benefit) expense	(10,949)	18,677	(13,150)	(40,942)
Net loss	(259,928)	(340,724)	(543,078)	(676,497)
Net loss attributable to noncontrolling interests and redeemable noncontrolling interests	(399,002)	(396,198)	(594,334)	(491,583)
Net income (loss) attributable to common stockholders	$139,074	$55,474	$51,256	$(184,914)
Net income (loss) per share attributable to common stockholders
Basic	$0.63	$0.26	$0.23	$(0.86)
Diluted	$0.55	$0.25	$0.23	$(0.86)
Weighted average shares used to compute income (loss) per share attributable to common stockholders
Basic	222,474	216,017	221,178	215,153
Diluted	255,107	221,849	244,755	215,153

Comparison of the Three Months Ended June 30, 2024 and 2023
Revenue

	Three Months Ended June 30,		Change
	2024	2023	$	%

	(in thousands)
Customer agreements	$358,084	$274,490	$83,594	30%
Incentives	29,741	27,659	2,082	8%
Customer agreements and incentives	387,825	302,149	85,676	28%

Solar energy systems	55,281	202,483	(147,202)	(73)%
Products	80,760	85,561	(4,801)	(6)%
Solar energy systems and product sales	136,041	288,044	(152,003)	(53)%
Total revenue	$523,866	$590,193	$(66,327)	(11)%
Customer Agreements and Incentives. The $83.6 million increase in Revenue from customer agreements was primarily due to new systems placed in service in the period from July 1, 2023 through June 30, 2024, plus a full quarter of revenue recognized in 2024 for systems placed in service in the second quarter of 2023 versus only a partial amount of such revenue related to the period in which the assets were in service in 2023. Revenue from incentives consisted primarily of sales of SRECs. The $2.1 million increase related to the timing and volume of SREC sales which were responsive to market conditions.
Solar Energy Systems and Product Sales. Revenue from solar energy systems sales decreased by $147.2 million compared to the prior year primarily due to an increase in the proportion of customers choosing to enter into a Customer Agreement versus purchasing a system outright using a loan, likely due to increased interest rates. Product sales decreased by $4.8 million, primarily due to the lower average sales price of solar energy products, as well as lower sales volume of solar energy products to installers of solar energy systems compared to the prior year, due to easing of supply chain constraints.
Operating Expenses

	Three Months Ended June 30,		Change
	2024	2023	$	%

	(in thousands)
Cost of customer agreements and incentives	$298,665	$268,687	$29,978	11%
Cost of solar energy systems and product sales	130,120	270,538	(140,418)	(52)%
Sales and marketing	151,657	194,876	(43,219)	(22)%
Research and development	10,243	4,557	5,686	125%
General and administrative	61,229	57,476	3,753	7%
Total operating expenses	$651,914	$796,134	$(144,220)	(18)%

Cost of Customer Agreements and Incentives. The $30.0 million increase in Cost of customer agreements and incentives was primarily due to the new systems placed in service in the period from July 1, 2023 through June 30, 2024, plus a full quarter of costs recognized in the second quarter of 2024 for systems placed in service in the second quarter of 2023 versus only a partial amount of such expenses related to the period in which the assets were in service in 2023.
The Cost of customer agreements and incentives decreased to 77% of revenue from customer agreements and incentives during the three months ended June 30, 2024, from 89% during the three months ended June 30, 2023. This decrease is primarily due to customer pricing increases catching up to costs.

Cost of Solar Energy Systems and Product Sales. The $140.4 million decrease in Cost of solar energy systems and product sales was primarily due to the corresponding net decrease in the solar energy systems and product sales discussed above.
The Cost of solar energy systems and product sales increased to 96% of revenue from solar energy systems and product sales during the three months ended June 30, 2024, from 94% during the three months ended June 30, 2023, primarily as the result of sales price increases lagging cost increases, as well as reduced pricing realized in our distribution business.
Sales and Marketing Expense. The $43.2 million decrease in Sales and marketing expense was primarily attributable to decreases in headcount driving lower employee compensation and costs to acquire customers through our sales lead generating partners. Included in Sales and marketing expense is $17.3 million and $13.8 million of amortization of costs to obtain Customer Agreements for the three months ended June 30, 2024 and 2023, respectively.
Research and Development Expense. The $5.7 million increase in Research and development expense was primarily attributable to an increase in headcount driving higher employee compensation costs.
General and Administrative Expense. The $3.8 million increase in General and administrative expenses was primarily attributable to an increase in headcount driving higher employee compensation costs. Additionally, there were increases related to information technology related consulting costs, when compared to the three months ended June 30, 2023.
Non-Operating Expenses, net

	Three Months Ended June 30,		Change
	2024	2023	$	%

	(in thousands)
Interest expense, net	$(207,207)	$(157,177)	$(50,030)	32%
Other income, net	$64,378	$41,071	$23,307	57%

Interest Expense, net. The increase in Interest expense, net of $50.0 million was primarily related to additional non-recourse debt entered into subsequent to June 30, 2023. Included in net interest expense is $8.6 million and $7.6 million of non-cash interest recognized under Customer Agreements that have a significant financing component for the three months ended June 30, 2024 and 2023, respectively.

Other Income, net. The increase in other income, net of $23.3 million related primarily to gains on extinguishment of debt, with no such comparable activity in the three months ended June 30, 2023.
Income Tax Benefit

	Three Months Ended June 30,		Change
	2024	2023	$	%

	(in thousands)
Income tax (benefit) expense	$(10,949)	$18,677	$(29,626)	(159)%

The increase in income tax benefit of $29.6 million is primarily attributable to a benefit from transferring investment tax credits and a reduced expense related to the valuation allowance on federal net operating losses in the current year compared to prior year.

Net Loss Attributable to Noncontrolling Interests and Redeemable Noncontrolling Interests

	Three Months Ended June 30,		Change
	2024	2023	$	%

	(in thousands)
Net loss attributable to noncontrolling interests and redeemable noncontrolling interests	$(399,002)	$(396,198)	$(2,804)	1%

Net loss attributable to noncontrolling interests and redeemable noncontrolling interests was primarily the result of an addition of 7 new investment funds since June 30, 2023, for which the HLBV method was used in determining the amount of net loss attributable to noncontrolling interests. Investment funds generally allocate more loss to the noncontrolling interest in the first several years after fund formation.

Comparison of the Six Months Ended June 30, 2024 and 2023
Revenue

	Six Months Ended June 30,		Change
	2024	2023	$	%

	(in thousands)
Customer agreements	$662,218	$499,578	$162,640	33%
Incentives	48,574	49,045	(471)	(1)%
Customer agreements and incentives	710,792	548,623	162,169	30%

Solar energy systems	120,346	431,385	(311,039)	(72)%
Products	150,916	200,034	(49,118)	(25)%
Solar energy systems and product sales	271,262	631,419	(360,157)	(57)%
Total revenue	$982,054	$1,180,042	$(197,988)	(17)%
Customer Agreements and Incentives. The $162.6 million increase in Revenue from customer agreements was primarily due to new systems placed in service in the period from July 1, 2023 through June 30, 2024, plus a full six months of revenue recognized in 2024 for systems placed in service in the first six months of 2023 versus only a partial amount of such revenue related to the period in which the assets were in service in 2023. Revenue from incentives consisted primarily of sales of SRECs. The $0.5 million decrease related to the timing and volume of SREC sales which were responsive to market conditions.
Solar Energy Systems and Product Sales. Revenue from solar energy systems sales decreased by $311.0 million compared to the prior year primarily due to an increase in the proportion of customers choosing to enter into a Customer Agreement versus purchasing a system outright using a loan, likely due to increased interest rates. Product sales decreased by $49.1 million, primarily due to the lower average sales price of solar energy products, as well as lower sales volume of solar energy products to installers of solar energy systems compared to the prior year, due to easing of supply chain constraints.

Operating Expenses

	Six Months Ended June 30,		Change
	2024	2023	$	%

	(in thousands)
Cost of customer agreements and incentives	$568,199	$505,592	$62,607	12%
Cost of solar energy systems and product sales	286,279	590,556	(304,277)	(52)%
Sales and marketing	303,921	397,712	(93,791)	(24)%
Research and development	22,330	9,114	13,216	145%
General and administrative	112,495	110,703	1,792	2%
Total operating expenses	$1,293,224	$1,613,677	$(320,453)	(20)%
Cost of Customer Agreements and Incentives. The $62.6 million increase in Cost of customer agreements and incentives was primarily due to the new systems placed in service in the period from July 1, 2023 through June 30, 2024, plus a full six months of costs recognized in 2024 for systems placed in service in the six months of 2023 versus only a partial amount of such expenses related to the period in which the assets were in service in 2023.
The Cost of customer agreements and incentives decreased to 80% of revenue from customer agreements and incentives during the six months ended June 30, 2024, from 92% during the six months ended June 30, 2023. This decrease is primarily due to customer pricing increases catching up to costs.
Cost of Solar Energy Systems and Product Sales. The $304.3 million decrease in Cost of solar energy systems and product sales was primarily due to the corresponding net decrease in the solar energy systems and product sales discussed above.
The Cost of solar energy systems and product sales increased to 106% of revenue from solar energy systems and product sales during the six months ended June 30, 2024, from 94% during the six months ended June 30, 2023, primarily as the result of a $22.1 million increase in inventory reserves related to the wind-down of the AEE Solar operations.
Sales and Marketing Expense. The $93.8 million decrease in Sales and marketing expense was primarily attributable to decreases in headcount driving lower employee compensation and costs to acquire customers through our sales lead generating partners. Included in Sales and marketing expense is $34.3 million and $26.0 million of amortization of costs to obtain Customer Agreements for the six months ended June 30, 2024 and 2023, respectively.
Research and Development Expense. The $13.2 million increase in Research and development expense was primarily attributable to an increase in headcount driving higher employee compensation costs, as well as an increase in support related consulting costs.
General and Administrative Expense. The $1.8 million increase in General and administrative expenses was primarily related to an increase in information technology related consulting costs, when compared to the six months ended June 30, 2023.
Non-Operating Expenses, net

	Six Months Ended June 30,		Change
	2024	2023	$	%

	(in thousands)
Interest expense, net	$(399,366)	$(299,875)	$(99,491)	33%
Other income, net	$154,308	$16,071	$138,237	860%

Interest Expense, net. The increase in Interest expense, net of $99.5 million was primarily related to additional non-recourse debt entered into subsequent to June 30, 2023. Included in net interest expense is $16.9 million and $15.1 million of non-cash interest recognized under Customer Agreements that have a significant financing component for the six months ended June 30, 2024 and 2023, respectively.

Other Income, net. The increase in Other income, net of $138.2 million related primarily to gains on extinguishment of debt mainly recognized in the Six Months Ended June 30, 2024, with no such comparable activity in the six months ended June 30, 2023.
Income Tax Benefit

	Six Months Ended June 30,		Change
	2024	2023	$	%

	(in thousands)
Income tax benefit	$(13,150)	$(40,942)	$27,792	(68)%

The decrease in income tax benefit of $27.8 million is primarily attributable to the reduction of losses allocable to the controlling interests, offset by increased benefit from transferring investment tax credits and a reduced expense related to the valuation allowance.
Net Loss Attributable to Noncontrolling Interests and Redeemable Noncontrolling Interests

	Six Months Ended June 30,		Change
	2024	2023	$	%

	(in thousands)
Net loss attributable to noncontrolling interests and redeemable noncontrolling interests	$(594,334)	$(491,583)	$(102,751)	21%

Net loss attributable to noncontrolling interests and redeemable noncontrolling interests was primarily the result of an addition of seven new investment funds since June 30, 2023, for which the HLBV method was used in determining the amount of net loss attributable to noncontrolling interests. Investment funds generally allocate more loss to the noncontrolling interest in the first several years after fund formation.

Liquidity and Capital Resources
As of June 30, 2024, we had cash of $707.6 million, which consisted of cash held in checking and savings accounts with financial institutions. We finance our operations mainly through a variety of financing fund arrangements that we have formed with fund investors, cash generated from our sources of revenue and borrowings from secured credit facilities arrangements with syndicates of banks and from secured, long-term non-recourse loan arrangements. In 2023, we received $1.0 billion of new commitments on secured credit facilities arrangements with syndicates of banks and $0.8 billion of commitments from secured, long-term non-recourse loan arrangements. Our principal uses of cash are funding our business, including the costs of acquisition and installation of solar energy systems, satisfaction of our obligations under our debt instruments and other working capital requirements. As of June 30, 2024, we had outstanding borrowings of $390.9 million on our $447.5 million credit facility maturing in November 2025. In February 2024, we amended one of our subsidiary’s senior secured credit facility to, among other things, increase the total commitments from $1.8 billion to $2.4 billion and extend the maturity date from April 2025 to April 2028. In February 2024, we amended our bank line of credit to, among other things, reduce the total commitments from $600.0 million to $447.5 million, and to extend the maturity date from January 2025 to November 2025. This maturity date can be further extended to March 2027, if we meet certain liquidity tests as of September 30, 2024.
Additionally, we have purchase commitments, which have the ability to be canceled without significant penalties, with multiple suppliers to purchase $196.0 million of photovoltaic modules, inverters and batteries by the end of the first quarter of 2025. In February 2024, we issued $475.0 million of convertible senior notes with a maturity date of March 1, 2030, for net proceeds of approximately $470.1 million. Our business model requires substantial outside financing arrangements to grow the business and facilitate the deployment of additional solar energy systems. The solar energy systems that are operational are expected to generate a positive return rate over the term of the Customer Agreement, typically 20 or 25 years. However, in order to grow, we will continue to be dependent on financing from outside parties. If financing is not available to us on acceptable terms if and when needed, we may be required to reduce planned spending, which could have a material adverse effect on our operations. While there can be no assurances, we anticipate raising additional required capital from new and existing investors. We believe our cash, investment fund commitments and available borrowings as further described below will be sufficient to meet our anticipated cash needs for at least the next 12 months. We believe we will meet longer-term expected future cash requirements and obligations through a combination of cash flows from operating activities, available cash balances, and available credit via our credit facilities. The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
	2024	2023

	(in thousands)
Consolidated cash flow data:
Net cash used in operating activities	$(351,638)	$(641,493)
Net cash used in investing activities	(1,144,249)	(1,210,572)
Net cash provided by financing activities	1,550,297	1,820,120
Net change in cash and restricted cash	$54,410	$(31,945)
Operating Activities
During the six months ended June 30, 2024, we used $351.6 million in net cash from operating activities. The driver of our operating cash outflow consisted of the cost of our revenue, as well as sales, marketing and general and administrative costs. During the six months ended June 30, 2024, our operating cash outflows were $238.3 million from our net loss excluding non-cash and non-operating items. Changes in working capital resulted in a net cash outflow of $113.3 million.

During the six months ended June 30, 2023, we used $641.5 million in net cash from operating activities. The driver of our operating cash outflow consisted of the cost of our revenue, as well as sales, marketing and general and administrative costs. During the six months ended June 30, 2023, our operating cash outflows were $348.4 million from our net loss excluding non-cash and non-operating items. Changes in working capital resulted in a net cash inflow of $293.1 million.
Investing Activities
During the six months ended June 30, 2024, we used $1.1 billion in cash in investing activities. The majority was used to design, acquire and install solar energy systems and components under our long-term Customer Agreements.
During the six months ended June 30, 2023, we used $1.2 billion in cash in investing activities. The majority was used to design, acquire and install solar energy systems and components under our long-term Customer Agreements.
Financing Activities
During the six months ended June 30, 2024, we generated $1,550.3 million from financing activities. This was primarily driven by $376.8 million in net proceeds from fund investors, $1,191.0 million in net proceeds from debt and $11.0 million in net proceeds from stock-based awards activity, offset by $19.9 million in acquisition of noncontrolling interests and $13.8 million in repayments under finance lease obligations.

During the six months ended June 30, 2023, we generated $1.8 billion from financing activities. This was primarily driven by $640.5 million in net proceeds from fund investors, $1.2 billion in net proceeds from debt, $4.0 million in proceeds from state tax credits, net of recapture and $13.9 million in net proceeds from stock-based awards activity, offset by $14.2 million in acquisition of noncontrolling interests and $10.8 million in repayments under finance lease obligations.

Debt and Investment Fund Commitments
As of June 30, 2024, we had committed and available capital of approximately $539.9 million that may only be used to purchase and install solar energy systems. We intend to establish new investment funds in the future, and we may also use debt, equity or other financing strategies to finance our business. For a discussion of the terms and conditions of debt instruments and changes thereof in the period, refer to Note 8, Indebtedness, to our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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

In connection with that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective and designed to provide reasonable assurance that the information required to be disclosed is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms as of June 30, 2024. As such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, “disclosure controls and procedures” means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

Similarly, on February 4, 2022, the Biden Administration announced a four-year extension of the 2018 tariffs imposed in response to a petition filed under Section 201 of the Trade Act of 1974 (the “Section 201 Tariffs”). The Biden Administration set the Section 201 Tariffs at 14.75%, with a modest rate reduction each year. The decision exempted bifacial modules from the tariffs as well as 5 GW of imported solar cells each year. On May 16, 2024, the Biden Administration announced the removal of the exemption for bifacial modules and those products are now subject to the Section 201 Tariffs.

In August 2021, an anonymous group of U.S. solar manufacturers filed petitions with Commerce alleging that Chinese companies were evading antidumping and countervailing duty orders on crystalline silicon photovoltaic cells and modules, which are used in the production of solar panels. Ultimately, Commerce objected to the anonymous nature of the petition, and it expired. Subsequently, on February 8, 2022, Auxin Solar, a U.S.-based solar panel manufacturer, submitted a petition to Commerce to request country-wide circumvention inquiries pursuant to Section 781(b) of the Tariff Act of 1930 concerning crystalline silicon photovoltaic cells and modules assembled in Malaysia, Thailand, Vietnam and Cambodia using Chinese inputs. On April 1, 2022, Commerce initiated the inquiries, and, after conducting an investigation, issued a preliminary decision on December 2, 2022, recommending that the Biden Administration impose tariffs on certain solar panel imports from the Southeast Asian countries. However, prior to Commerce issuing its preliminary decision, the Biden Administration in June 2022 issued Presidential Proclamation 10414, which paused the collection of any new anti-dumping or countervailing duty of certain solar cells and modules imported from Cambodia, Malaysia, Thailand, and Vietnam until June 2024. In December 2023, Auxin Solar, a U.S.-based solar panel manufacturer filed a lawsuit seeking to overturn the regulations implementing Presidential Proclamation 10414 and overturn the Biden Administration’s moratorium on additional duties and tariffs on certain solar cells and modules imported from Cambodia, Malaysia, Thailand, or Vietnam. In addition, as Presidential Proclamation 10414 expires in June 2024, panel prices may increase.

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

We cannot predict what actions may ultimately be taken with respect to tariffs or trade relations between the United States and other countries, which products may be subject to such actions, or what actions may be taken by other countries in retaliation. The tariffs described above, the adoption and expansion of trade restrictions, the occurrence of a trade war, or other governmental action related to tariffs, trade agreements or related policies have the potential to adversely impact our supply chain and access to equipment, and our costs and ability to economically serve certain markets. Any such cost increases or decreases in availability could slow our growth and cause our financial results and operational metrics to suffer. We cannot predict whether, and to what extent, U.S. trade policies will change in the future and cannot ensure that additional tariffs or other restrictive measures will not continue or increase.

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

During the first quarter of 2024, we transitioned a large portion of our funding from a traditional tax equity framework (where tax equity funding is typically provided at or before installation) to a tax credit transfer framework under the IRA’s transferability provisions (where the timing of tax equity or cash equity funding can be dependent on the timing of the transfer of the tax credits, which occurs in arrears following the date the associated solar system is placed in service). Under this new transferability framework, any transfers of tax credits that occur in arrears can occur in a range from monthly up to a year or more following the date the associated solar system is placed in service. As a result, the timing of tax equity and/or cash equity funding can be delayed, which may adversely impact our business and operations and may cause volatility to our cash flows as we have an increased mix of transferability funds.

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

Some states, including our largest market of California, have moved away from the traditional retail NEM credit structure of paying the full retail rate for exported electricity, and instead, such states have chosen to value excess generation by customers’ solar systems in different ways. In 2016, the Arizona Corporation Commission (“ACC”) replaced retail NEM with a declining fixed export rate. In 2017, Nevada implemented a reduced credit step down to NEM credits over time. Hawaii, a state with extremely high distributed solar penetration, effectively ended NEM in 2016 and has since become a solar plus battery market, with programs that utilize additional values from aggregated distributed resources, including rooftop solar paired with batteries, to support grid needs. At the end of 2024, Illinois is set to transition from traditional retail NEM to a Smart Solar Billing tariff, which is designed to recognize the full value of rooftop solar, but uses rate design to leverage technology like batteries to best respond to the needs of the grid. Many states across the United States have traditionally set limits on the amount of rooftop solar that can be exported for retail credit and there is a long legislative and regulatory history of those limitations being extended in various states, including California, New Jersey, Illinois, North Carolina, and South Carolina.

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

Most notably, as a result of the finalization of the NEM proceeding on December 15, 2022 by the California Public Utilities Commission (“CPUC”), California moved to a NBT structure in which exported electricity is no longer valued at the retail rate and is instead valued by the state’s “avoided cost” annual calculations, which substantially decreases the credit allocated to an exported electron during the day. The final California NEM decision rejected a very controversial solar-specific fixed charge and rejected the creation of new non-bypassable charges, minimum bills, and grid participation charges for solar and solar plus storage customers. Additionally, the final California NEM decision made no retroactive changes to legacy NEM 1.0 or 2.0 California customers. In April 2023, new California solar customers located in areas serviced by investor-owned utilities (“IOU”) began applying for service under the new NBT. Also, in April 2023, the California IOUs and other parties filed initial proposals that would represent the highest fixed charges in the United States. In a June 2023 ruling, the CPUC indicated that it will approve by July 2024 guidelines for future development and implementation of income-graduated fixed charges, but the implementation of the first iteration of these charges is not expected to occur until late 2026. In May 2024, the CPUC approved a final decision instituting a fixed charge of $24.15/month for most customers of the three major investor-owned utility territories, with no change in existing income-tiers. The decision added a smaller fixed monthly charge of $6/month and $12/month respectively for the two-tiers of existing low-income customers.

The final California NEM decision presents a significant change to the residential solar market in California. Under this new framework, storage paired with solar has a heightened value proposition to customers, and we have seen an increase demand for our solar plus storage offerings, thereby increasing the importance of procuring a variety of battery storage products and potentially accentuating supply chain risks related to battery storage systems. The new NBT pricing framework may also result in the introduction of new product offerings and pricing structures by our competitors throughout the solar and utilities industries, and has led to our introduction of Sunrun Shift™, our home solar subscription offering that maximizes the value of solar energy under California’s NBT by increasing self-consumption during peak hours when rates are highest and reducing low-value exports back to the grid through the use of a new storage configuration. This may also result in increased competition and uncertainty regarding the demand for such new products and offerings, which may adversely impact our business and results of operations.

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

We typically bear the risk of loss and are generally obligated to cover the cost of maintenance, repair and removal for any solar energy system that we sell or lease to our investment funds. At the time we sell or lease a solar energy system to an investment fund, we enter into a maintenance services agreement where we agree to operate and maintain the system for a fixed fee that is calculated to cover our future expected maintenance costs. If our solar energy systems require an above-average amount of repairs or if the cost of repairing systems were higher than our estimate, we would need to perform such repairs without additional compensation. If our solar energy systems, more than 45% of which were located in California as of June 30, 2024, are damaged as the result of a natural disaster beyond our control, losses could exceed or be excluded from, our insurance policy limits, and we could incur unforeseen costs that could harm our business and financial condition. We may also incur significant costs for taking other actions in preparation for, or in reaction to, such events. We purchase property insurance with industry standard coverage and limits approved by an investor’s third-party insurance advisors to hedge against such risk, but such coverage may not cover our losses.

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

As of June 30, 2024, California represented over 45% of our customer base. This concentration of our customer base and operational infrastructure could lead to our business and results of operations being particularly susceptible to adverse economic, regulatory, political, weather and other conditions in this market and in other markets that may become similarly concentrated, in particular the east coast, where we have seen significant growth recently. Recent changes to net metering policy and the tariff structure in California in December 2022 have created additional uncertainty and challenges, given the size of our customer base in California. Originations in California continue to be below levels prior to the NBT transition, and without further increases in originations, our new installations in California may continue to decline compared to prior periods, which could have a material adverse effect on our business operations and financial performance.

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

Our Customer Agreements are typically for 20 or 25 years and require the customer to make monthly payments to us. Accordingly, we are subject to the credit risk of customers. As of June 30, 2024, the average FICO score of our customers under a Customer Agreement with a monthly payment schedule remained at or above 740, which is generally categorized as a “Very Good” credit profile by the Fair Isaac Corporation. However, this may decline to the extent FICO score requirements under future investment funds are relaxed. While customer defaults have been immaterial to date, we expect that the risk of customer defaults may increase as we grow our business. Due to the immaterial amount of customer defaults to date, our reserve for this exposure is minimal, and our future exposure may exceed the amount of such reserves. If we experience increased customer credit defaults, our revenue and our ability to raise new investment funds could be adversely affected. If economic conditions worsen, certain of our customers may face liquidity concerns and may be unable to satisfy their payment obligations to us on a timely basis or at all, which could have a material adverse effect on our financial condition and results of operations.

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

In June 2023, the CSLB initiated a formal rule proposal to allow solar installers (C-46 license holders) to continue to install energy storage systems less than 80 kWh when “incidental and supplemental” to the installation of a PV system, but would require the use of a C-10 license holder for repair and retrofit work. The proposed rule was adopted by the CSLB on April 18, 2024. The Office of Administrative Law approved the proposed rule on June 5, 2024, and the rule currently will be effective as of October 1, 2024. The energy storage systems that we install in the residential market typically do not exceed 80 kWh.

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

We are required under generally accepted accounting principles to test goodwill for impairment at least annually or when events or changes in circumstances indicate that the carrying value may be impaired. Factors that can lead to impairment of goodwill include significant adverse changes in the business climate and actual or projected operating results, declines in the financial condition of our business and sustained decrease in our stock price. During the third quarter of fiscal 2023, we performed an interim quantitative assessment as of September 30, 2023 related to the recoverability of our goodwill for our one reporting unit as a result of a material sustained decline in our stock price. We concluded that the fair value of our one reporting unit did not exceed its carrying value as of September 30, 2023 and recorded an impairment of $2.0 billion in our consolidated statements of operations. As of October 1, 2023, we conducted our annual goodwill impairment test. The test concluded that no additional impairment had occurred during the fourth quarter of 2023. Since our annual impairment test of goodwill for the fiscal year ended December 31, 2023, we have not identified any indicators of impairment that would require a goodwill impairment analysis.

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

Our executive officers, directors and each of our stockholders who beneficially own 5% or more of our outstanding common stock and their affiliates, in the aggregate, beneficially own approximately 43.0% of the outstanding shares of our common stock, based on the number of shares outstanding as of December 31, 2023. As a result, these stockholders, if acting together, will be able to influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. They may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentrated control may have the effect of delaying or preventing a change in control of our company, could deprive our stockholders of an opportunity to receive a premium for their capital stock and might ultimately affect the market price of our common stock.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sales of Equity Securities
None.
Issuer Purchases of Equity Securities
None.

Item 5. OTHER INFORMATION

Rule 10b5-1 Disclosure

During our last fiscal quarter, some of our directors and officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated the contracts, instructions or written plans for the purchase or sale of our securities as noted below.

On May 10, 2024, Mary Powell, our Chief Executive Officer and a member of our Board, terminated a trading plan for the sale of the Company’s common stock that is intended to satisfy the affirmative defense of Rule 10b5-1(c). The trading plan was set to expire on December 31, 2024 and provided for the sale of up to 6,463 shares of common stock, subject to the Company’s stock price reaching a certain price threshold.

On May 13, 2024, Gerald Risk, a member of our Board, adopted a trading plan for the sale of the Company’s common stock that is intended to satisfy the affirmative defense of Rule 10b5-1(c). The trading plan is set to expire on July 31, 2025 and provides for the sale of up to 36,180 shares of common stock, which is based upon the Company's stock price reaching certain price thresholds.

On May 17, 2024, Paul Dickson, our President and Chief Revenue Officer, terminated a trading plan for the sale of the Company’s common stock that is intended to satisfy the affirmative defense of Rule 10b5-1(c). The trading plan was set to expire on February 20, 2025 and provided for the following transactions, each of which was based upon the Company’s stock price reaching certain price thresholds: (i) the exercise of up to 55,067 stock options and the sale of the underlying shares of common stock, and (ii) the sale of up to 59,734 shares of common stock. Subsequently on May 17, 2024, Mr. Dickson adopted a trading plan for the sale of the Company’s common stock that is intended to satisfy the affirmative defense of Rule 10b5-1(c). The trading plan is set to expire on August 15, 2025 and provides for the following transactions, each of which is subject to the Company's stock price reaching certain price thresholds: (i) the exercise of up to 140,250 stock options and the sale of the underlying shares of common stock, and (ii) the sale of up to 63,266 shares of common stock.

On June 3, 2024, Danny Abajian, our Chief Financial Officer, terminated a trading plan for the sale of the Company’s common stock that is intended to satisfy the affirmative defense of Rule 10b5-1(c). The trading plan was set to expire on May 30, 2025 and provided for the following transactions, each of which was based upon the Company’s stock price reaching certain price thresholds: (i) the exercise of up to 155,374 stock options and the sale of the underlying shares of common stock, and (ii) the sale of up to 141,965 shares of common stock. Subsequently on June 3, 2024, Mr. Abajian adopted a trading plan for the sale of the Company’s common stock that is intended to satisfy the affirmative defense of Rule 10b5-1(c). The trading plan is set to expire on June 2, 2026 and provides for the following transactions, each of which is subject to the Company's stock price reaching certain price thresholds: (i) the exercise of up to 200,782 stock options and the sale of the underlying shares of common stock, and (ii) the sale of up to 156,641 shares of common stock.

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

SUNRUN INC.

Date: August 6, 2024	By:	/s/ Mary Powell
Mary Powell
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Danny Abajian
Danny Abajian
Chief Financial Officer
(Principal Financial and Accounting Officer)