Form 10-Q
period 2024-09-30
Sunrun Inc.
filed 2024-11-07
CIK 1469367

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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

As of November 1, 2024, the number of shares of the registrant’s common stock outstanding was 224,339,374.

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

Sunrun Inc.
Consolidated Balance Sheets
(In Thousands, Except Share Par Values)
(Unaudited)

	September 30, 2024	December 31, 2023
Assets
Current assets:
Cash	$533,863	$678,821
Restricted cash	476,606	308,869
Accounts receivable (net of allowances for credit losses of $17,024 and $19,042 as of September 30, 2024 and December 31, 2023, respectively)	182,513	172,001
Inventories	342,348	459,746
Prepaid expenses and other current assets	67,132	262,822
Total current assets	1,602,462	1,882,259
Restricted cash	148	148
Solar energy systems, net	14,427,903	13,028,871
Property and equipment, net	134,613	149,139
Goodwill	3,122,168	3,122,168
Other assets	2,817,029	2,267,652
Total assets (1)	$22,104,323	$20,450,237
Liabilities and total equity
Current liabilities:
Accounts payable	$244,184	$230,723
Distributions payable to noncontrolling interests and redeemable noncontrolling interests	43,871	35,180
Accrued expenses and other liabilities	410,488	499,225
Deferred revenue, current portion	120,991	128,600
Deferred grants, current portion	8,165	8,199
Finance lease obligations, current portion	26,532	22,053
Non-recourse debt, current portion	236,227	547,870
Pass-through financing obligation, current portion	1,050	16,309
Total current liabilities	1,091,508	1,488,159
Deferred revenue, net of current portion	1,171,925	1,067,461
Deferred grants, net of current portion	188,589	195,724
Finance lease obligations, net of current portion	74,627	68,753
Convertible senior notes	603,510	392,867
Line of credit	392,524	539,502
Non-recourse debt, net of current portion	11,219,898	9,191,689
Pass-through financing obligation, net of current portion	—	278,333
Other liabilities	212,091	190,866
Deferred tax liabilities	115,258	122,870
Total liabilities (1)	15,069,930	13,536,224
Commitments and contingencies (Note 15)
Redeemable noncontrolling interests	633,817	676,177
Stockholders’ equity:
Preferred stock, $0.0001 par value—authorized, 200,000 shares as of September 30, 2024 and December 31, 2023; no shares issued and outstanding as of September 30, 2024 and December 31, 2023	—	—
Common stock, $0.0001 par value—authorized, 2,000,000 shares as of September 30, 2024 and December 31, 2023; issued and outstanding, 224,087 and 219,392 shares as of September 30, 2024 and December 31, 2023, respectively	22	22
Additional paid-in capital	6,707,031	6,609,229
Accumulated other comprehensive income	37,189	54,676
Retained earnings	(1,466,209)	(1,433,699)
Total stockholders’ equity	5,278,033	5,230,228
Noncontrolling interests	1,122,543	1,007,608
Total equity	6,400,576	6,237,836
Total liabilities, redeemable noncontrolling interests and total equity	$22,104,323	$20,450,237

1)The Company’s consolidated assets as of September 30, 2024 and December 31, 2023 include $12,715,551 and $11,538,540, respectively, in assets of variable interest entities (“VIEs”) that can only be used to settle obligations of the VIEs. These assets include solar energy systems, net as of September 30, 2024 and December 31, 2023 of $11,568,737 and $10,469,093, respectively; cash as of September 30, 2024 and December 31, 2023 of $375,111 and $254,522, respectively; restricted cash as of September 30, 2024 and December 31, 2023 of $52,033 and $48,169, respectively; accounts receivable, net as of September 30, 2024 and December 31, 2023 of $96,476 and $76,249, respectively; inventories as of September 30, 2024 and December 31, 2023 of $94,883 and $150,065, respectively; prepaid expenses and other current assets as of September 30, 2024 and December 31, 2023 of $8,199 and $161,414, respectively; and other assets as of September 30, 2024 and December 31, 2023 of $520,112 and $379,028, respectively. The Company’s consolidated liabilities as of September 30, 2024 and December 31, 2023 include $2,315,398 and $2,417,984, respectively, in liabilities of VIEs whose creditors have no recourse to the Company. These liabilities include accounts payable as of September 30, 2024 and December 31, 2023 of $5,816 and $12,187, respectively; distributions payable to noncontrolling interests and redeemable noncontrolling interests as of September 30, 2024 and December 31, 2023 of $43,872 and $35,181, respectively; accrued expenses and other current liabilities as of September 30, 2024 and December 31, 2023 of $38,168 and $185,766, respectively; deferred revenue as of September 30, 2024 and December 31, 2023 of $779,372 and $708,413, respectively; non-recourse debt as of September 30, 2024 and December 31, 2023 of $1,430,320 and $1,459,621, respectively; and other liabilities as of September 30, 2024 and December 31, 2023 of $17,850 and $16,816, respectively.
The accompanying notes are an integral part of these consolidated financial statements.

Sunrun Inc.
Consolidated Statements of Operations
(In Thousands, Except Per Share Amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue:
Customer agreements and incentives	$405,861	$316,528	$1,116,653	$865,151
Solar energy systems and product sales	131,312	246,653	402,574	878,072
Total revenue	537,173	563,181	1,519,227	1,743,223
Operating expenses:
Cost of customer agreements and incentives	308,382	283,742	876,581	789,334
Cost of solar energy systems and product sales	125,312	234,274	411,591	824,830
Sales and marketing	162,490	176,349	466,411	574,061
Research and development	8,180	5,039	30,510	14,153
General and administrative	60,587	53,254	173,082	163,957
Goodwill impairment	—	1,158,000	—	1,158,000
Total operating expenses	664,951	1,910,658	1,958,175	3,524,335
Loss from operations	(127,778)	(1,347,477)	(438,948)	(1,781,112)
Interest expense, net	(215,615)	(171,288)	(614,981)	(471,163)
Other (expense) income, net	(82,598)	77,673	71,710	93,744
Loss before income taxes	(425,991)	(1,441,092)	(982,219)	(2,158,531)
Income tax (benefit) expense	(13,803)	29,846	(26,953)	(11,096)
Net loss	(412,188)	(1,470,938)	(955,266)	(2,147,435)
Net loss attributable to noncontrolling interests and redeemable noncontrolling interests	(328,422)	(401,479)	(922,756)	(893,062)
Net loss attributable to common stockholders	$(83,766)	$(1,069,459)	$(32,510)	$(1,254,373)
Net loss per share attributable to common stockholders
Basic	$(0.37)	$(4.92)	$(0.15)	$(5.81)
Diluted	$(0.37)	$(4.92)	$(0.15)	$(5.81)
Weighted average shares used to compute net loss per share attributable to common stockholders
Basic	223,695	217,344	222,078	216,029
Diluted	223,695	217,344	222,078	216,029

The accompanying notes are an integral part of these consolidated financial statements.

Sunrun Inc.
Consolidated Statements of Comprehensive Loss
(In Thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net loss attributable to common stockholders	$(83,766)	$(1,069,459)	$(32,510)	$(1,254,373)
Unrealized (loss) gain on derivatives, net of income taxes	(50,708)	62,021	3,568	71,412
Adjustment for net gain on derivatives recognized into earnings, net of income taxes	(6,687)	(7,522)	(21,055)	(19,288)
Other comprehensive (loss) income	(57,395)	54,499	(17,487)	52,124
Comprehensive loss	$(141,161)	$(1,014,960)	$(49,997)	$(1,202,249)

Sunrun Inc.
Consolidated Statements of Redeemable Noncontrolling Interests and Equity
Three Months Ended September 30, 2024 and 2023
(In Thousands)
(Unaudited)

	Three Months Ended September 30, 2024
	Redeemable Noncontrolling Interests	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
		Shares	Amount
Balance at June 30, 2024	$635,865	223,298	$22	$6,653,582	$94,584	$(1,382,443)	$5,365,745	$1,046,862	$6,412,607
Exercise of stock options	—	106	—	976	—	—	976	—	976
Issuance of restricted stock units, net of tax withholdings	—	683	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	26,249	—	—	26,249	—	26,249
Contributions from noncontrolling interests	—	—	—	—	—	—	—	494,569	494,569
Distributions to noncontrolling interests and redeemable noncontrolling interests	(17,330)	—	—	—	—	—	—	(47,460)	(47,460)
Net income (loss)	15,282	—	—	—	—	(83,766)	(83,766)	(343,704)	(427,470)
Acquisition of noncontrolling interest	—	—	—	26,224	—	—	26,224	(27,724)	(1,500)
Other comprehensive loss, net of taxes	—	—	—	—	(57,395)	—	(57,395)	—	(57,395)
Balance at September 30, 2024	$633,817	224,087	$22	$6,707,031	$37,189	$(1,466,209)	$5,278,033	$1,122,543	$6,400,576

	Three Months Ended September 30, 2023
	Redeemable Noncontrolling Interests	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
		Shares	Amount
Balance at June 30, 2023	$609,573	217,044	$22	$6,546,814	$64,734	$(14,116)	$6,597,454	$988,090	$7,585,544
Exercise of stock options	—	55	—	283	—	—	283	—	283
Issuance of restricted stock units, net of tax withholdings	—	615	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	27,654	—	—	27,654	—	27,654
Contributions from noncontrolling interests and redeemable noncontrolling interests	149,998	—	—	—	—	—	—	205,004	205,004
Distributions to noncontrolling interests and redeemable noncontrolling interests	(17,132)	—	—	—	—	—	—	(35,653)	(35,653)
Net loss	(51,220)	—	—	—	—	(1,069,459)	(1,069,459)	(350,259)	(1,419,718)
Acquisition of noncontrolling interest	(7,770)	—	—	677	—	—	677	(27,361)	(26,684)
Other comprehensive income, net of taxes	—	—	—	—	54,499	—	54,499	—	54,499
Balance at September 30, 2023	$683,449	217,714	$22	$6,575,428	$119,233	$(1,083,575)	$5,611,108	$779,821	$6,390,929

Sunrun Inc.
Consolidated Statements of Redeemable Noncontrolling Interests and Equity
Nine Months Ended September 30, 2024 and 2023
(In Thousands)
(Unaudited)

	Nine Months Ended September 30, 2024
	Redeemable Noncontrolling Interests	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
		Shares	Amount
Balance at December 31, 2023	$676,177	219,392	$22	$6,609,229	$54,676	$(1,433,699)	$5,230,228	$1,007,608	$6,237,836
Exercise of stock options	—	521	—	3,579	—	—	3,579	—	3,579
Issuance of restricted stock units, net of tax withholdings	—	3,324	—	—	—	—	—	—	—
Shares issued in connection with the Employee Stock Purchase Plan	—	850	—	8,374	—	—	8,374	—	8,374
Stock-based compensation	—	—	—	97,576	—	—	97,576	—	97,576
Contributions from noncontrolling interests and redeemable noncontrolling interests	16,435	—	—	—	—	—	—	1,274,051	1,274,051
Distributions to noncontrolling interests and redeemable noncontrolling interests	(51,146)	—	—	—	—	—	—	(195,937)	(195,937)
Net income (loss)	1,565	—	—	—	—	(32,510)	(32,510)	(924,321)	(956,831)
Capped call transaction	—	—	—	(38,365)	—	—	(38,365)	—	(38,365)
Acquisition of noncontrolling interests	(9,214)	—	—	26,638	—	—	26,638	(38,858)	(12,220)
Other comprehensive loss, net of income taxes	—	—	—	—	(17,487)	—	(17,487)	—	(17,487)
Balance at September 30, 2024	$633,817	224,087	$22	$6,707,031	$37,189	$(1,466,209)	$5,278,033	$1,122,543	$6,400,576

	Nine Months Ended September 30, 2023
	Redeemable Noncontrolling Interests	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
		Shares	Amount
Balance at December 31, 2022	$609,702	214,184	$21	$6,470,194	$67,109	$170,798	$6,708,122	$861,193	$7,569,315
Exercise of stock options	—	580	—	3,601	—	—	3,601	—	3,601
Issuance of restricted stock units, net of tax withholdings	—	2,203	1	—	—	—	1	—	1
Shares issued in connection with the Employee Stock Purchase Plan	—	747	—	10,549	—	—	10,549	—	10,549
Stock-based compensation	—	—	—	85,938	—	—	85,938	—	85,938
Contributions from noncontrolling interests and redeemable noncontrolling interests	169,993	—	—	—	—	—	—	942,548	942,548
Distributions to noncontrolling interests and redeemable noncontrolling interests	(51,512)	—	—	—	—	—	—	(122,670)	(122,670)
Net loss	(24,723)	—	—	—	—	(1,254,373)	(1,254,373)	(868,339)	(2,122,712)
Acquisition of noncontrolling interest	(20,011)	—	—	5,146	—	—	5,146	(32,911)	(27,765)
Other comprehensive income, net of income taxes	—	—	—	—	52,124	—	52,124	—	52,124
Balance at September 30, 2023	$683,449	217,714	$22	$6,575,428	$119,233	$(1,083,575)	$5,611,108	$779,821	$6,390,929

Sunrun Inc.
Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Nine Months Ended September 30,
	2024	2023
Operating activities:
Net loss	$(955,266)	$(2,147,435)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization, net of amortization of deferred grants	458,533	388,645
Goodwill impairment	—	1,158,000
Deferred income taxes	(26,953)	(11,093)
Stock-based compensation expense	83,956	84,226
Interest on pass-through financing obligations	8,837	14,642
Reduction in pass-through financing obligations	(20,787)	(30,532)
Unrealized loss (gain) on derivatives	2,311	(80,121)
Other noncash items	105,259	142,434
Changes in operating assets and liabilities:
Accounts receivable	(20,715)	9,986
Inventories	117,398	122,103
Prepaid expenses and other assets	(470,617)	(334,190)
Accounts payable	36,379	(56,271)
Accrued expenses and other liabilities	76,406	(24,487)
Deferred revenue	97,465	59,360
Net cash used in operating activities	(507,794)	(704,733)
Investing activities:
Payments for the costs of solar energy systems	(1,907,667)	(1,935,721)
Purchases of property and equipment, net	(945)	(16,298)
Net cash used in investing activities	(1,908,612)	(1,952,019)
Financing activities:
Proceeds from state tax credits, net of recapture	5,203	4,033
Proceeds from line of credit	305,556	651,398
Repayment of line of credit	(452,534)	(639,308)
Proceeds from issuance of convertible senior notes, net of capped call transaction	444,822	—
Repurchase of convertible senior notes	(229,346)	—
Proceeds from issuance of non-recourse debt	3,364,956	3,189,480
Repayment of non-recourse debt	(1,692,214)	(1,399,799)
Payment of debt fees	(93,747)	(46,930)
Proceeds from pass-through financing and other obligations, net	4,795	6,712
Repayment of pass-through financing obligation	(240,288)	—
Payment of finance lease obligations	(20,635)	(16,795)
Contributions received from noncontrolling interests and redeemable noncontrolling interests	1,290,486	1,112,541
Distributions paid to noncontrolling interests and redeemable noncontrolling interests	(238,388)	(173,536)
Acquisition of noncontrolling interest	(21,434)	(46,274)
Proceeds from transfer of investment tax credits	557,111	—
Payments to redeemable noncontrolling interests and noncontrolling interests of investment tax credits	(557,111)	—
Net proceeds related to stock-based award activities	11,953	14,152
Net cash provided by financing activities	2,439,185	2,655,674

Net change in cash and restricted cash	22,779	(1,078)
Cash and restricted cash, beginning of period	987,838	953,023
Cash and restricted cash, end of period	$1,010,617	$951,945
Supplemental disclosures of cash flow information
Cash paid for interest	$423,839	$313,027
Cash paid for income taxes	$—	$—
Supplemental disclosures of noncash investing and financing activities
Purchases of solar energy systems and property and equipment included in accounts payable and accrued expenses	$59,658	$74,885
Right-of-use assets obtained in exchange for new finance lease liabilities	$35,507	$64,308

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

Note 2. Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting, and in the opinion of management, include all adjustments of a normal recurring nature necessary for the fair presentation of the Company's interim financial statements. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. As such, these unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s annual report on Form 10-K for the year ended December 31, 2023. The results of the nine months ended September 30, 2024 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2024 or other future periods.
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
Reclassifications
When necessary, reclassifications have been made to the Company’s prior period financial information to conform with current year presentation and are not material to the Company’s consolidated financial statements.

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
Revenue from external customers (including, but not limited to homeowners) for each group of similar products and services is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Customer agreements	$368,641	$289,678	$1,030,859	$789,256
Incentives	37,220	26,850	85,794	75,895
Customer agreements and incentives	405,861	316,528	1,116,653	865,151

Solar energy systems	47,189	135,476	167,535	566,861
Product sales	84,123	111,177	235,039	311,211
Solar energy systems and product sales	131,312	246,653	402,574	878,072
Total revenue	$537,173	$563,181	$1,519,227	$1,743,223

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

The following table provides a reconciliation of cash and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows. Cash and restricted cash consists of the following (in thousands):

	Nine Months Ended September 30,
	2024	2023
Beginning of period:
Cash	$678,821	$740,508
Restricted cash, current and long-term	309,017	212,515
Total	$987,838	$953,023

End of period:
Cash	$533,863	$643,787
Restricted cash, current and long-term	476,754	308,158
Total	$1,010,617	$951,945
Accounts Receivable
Accounts receivable consist of amounts due from customers, as well as state and utility rebates due from government agencies and utility companies. Under Customer Agreements, the customers typically assign incentive rebates to the Company.
Accounts receivable, net consists of the following (in thousands):

	September 30, 2024	December 31, 2023
Customer receivables	$190,548	$186,537
Other receivables	8,989	4,506
Allowance for credit losses	(17,024)	(19,042)
Total	$182,513	$172,001
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

Should, among other events and circumstances, industry conditions deteriorate, the outlook for future operating results and cash flow decline or regulations change, costs of equity or debt capital increase, valuations for comparable public companies or comparable acquisition valuations decrease, or the Company’s market capitalization experience a further sustained decline below its book value, the Company may need to further reassess the recoverability of goodwill in future periods. As of September 30, 2024, there were no indicators of goodwill impairment that would require an interim goodwill impairment test.
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
The opening balance of deferred revenue was $1.1 billion as of December 31, 2022. Deferred revenue consists of the following (in thousands):

	September 30, 2024	December 31, 2023
Under Customer Agreements:
Payments received, net	$927,422	$873,137
Financing component balance	77,829	72,289
	1,005,251	945,426

Under SREC contracts:
Payments received, net	272,417	237,800
Financing component balance	15,248	12,835
	287,665	250,635

Total	$1,292,916	$1,196,061

During the three months ended September 30, 2024 and 2023, the Company recognized revenue of $41.5 million and $31.0 million, respectively, and in the nine months ended September 30, 2024 and 2023, the Company recognized revenue of $103.7 million and $84.7 million, respectively, from amounts included in deferred revenue at the beginning of the respective periods. Revenue allocated to remaining performance obligations represents contracted revenue that has not yet been recognized and includes deferred revenue as well as amounts that will be invoiced and recognized as revenue in future periods. Contracted but not yet recognized revenue was approximately $29.5 billion as of September 30, 2024, of which the Company expects to recognize approximately 5% over the next 12 months. The annual recognition is not expected to vary significantly over the next 10 years as the vast majority of existing Customer Agreements have at least 10 years remaining, given that the average age of the Company’s fleet of residential solar energy systems under Customer Agreements is less than five years as a result of the Company experiencing significant growth in the last few years. The annual recognition on these existing contracts will gradually decline over the midpoint of the Customer Agreements, which is around 10 years, as the typical 20- or 25-year initial term expires on individual Customer Agreements.
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

Note 3. Fair Value Measurement
At September 30, 2024 and December 31, 2023, the carrying value of receivables, accounts payable, accrued expenses and distributions payable to noncontrolling interests approximates fair value due to their short-term nature and falls under the Level 2 hierarchy. The carrying values and fair values of debt instruments are as follows (in thousands):

	September 30, 2024		December 31, 2023
	Carrying Value	Fair Value	Carrying Value	Fair Value
Recourse debt	$996,034	$1,152,113	$932,369	$844,727
Senior debt	4,135,861	4,125,315	4,114,134	4,082,994
Subordinated debt	2,638,532	2,573,620	2,219,573	2,131,994
Securitization debt	4,681,732	4,562,296	3,405,852	3,191,542
Total	$12,452,159	$12,413,344	$10,671,928	$10,251,257
At September 30, 2024 and December 31, 2023, the fair value of certain recourse debt and certain senior, subordinated and securitization loans approximate their carrying values because their interest rates are variable rates that approximate rates currently available to the Company. At September 30, 2024 and December 31, 2023, the fair value of the Company’s other debt instruments are based on rates currently offered for debt with similar maturities and terms. The Company’s fair value of the debt instruments fell under the Level 2 hierarchy. These valuation approaches involve some level of management estimation and judgment, the degree of which is dependent on the price transparency for the instruments or market.

At September 30, 2024 and December 31, 2023, financial instruments measured at fair value on a recurring basis, based upon the fair value hierarchy, are as follows (in thousands):

	September 30, 2024
	Level 1	Level 2	Level 3	Total
Derivative assets:
Interest rate swaps	$—	$78,060	$—	$78,060
Total	$—	$78,060	$—	$78,060
Derivative liabilities:
Interest rate swaps	$—	$87,101	$—	$87,101
Total	$—	$87,101	$—	$87,101

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Derivative assets:
Interest rate swaps	$—	$132,734	$—	$132,734
Total	$—	$132,734	$—	$132,734
Derivative liabilities:
Interest rate swaps	$—	$60,401	$—	$60,401
Total	$—	$60,401	$—	$60,401

The above balances are recorded in other assets and other liabilities, respectively, in the consolidated balance sheets, except for $23.1 million and $55.5 million as of September 30, 2024 and December 31, 2023, respectively, which is recorded in prepaid expenses and other current assets.
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

Note 4. Inventories
Inventories consist of the following (in thousands):

	September 30, 2024	December 31, 2023
Raw materials	$304,647	$413,410
Work-in-process	37,701	46,336
Total	$342,348	$459,746

Note 5. Solar Energy Systems, net
Solar energy systems, net consists of the following (in thousands):

	September 30, 2024	December 31, 2023
Solar energy system equipment costs	$13,816,521	$12,558,996
Inverters and batteries	2,366,478	1,845,580
Total solar energy systems	16,182,999	14,404,576
Less: accumulated depreciation and amortization	(2,582,654)	(2,165,171)
Add: construction-in-progress	827,558	789,466
Total solar energy systems, net	$14,427,903	$13,028,871

All solar energy systems, including construction-in-progress, have been leased to or are subject to signed Customer Agreements with customers. In accordance with its policy, the Company periodically reviews the estimated useful lives of its fixed assets on an ongoing basis and recognizes any changes in estimated useful lives by prospectively adjusting depreciation expense. During the three months ended June 30, 2024, the Company completed an assessment of its battery equipment, which included review of an independent engineering report, and determined that the useful life of its batteries was longer than the estimated useful life being used to calculate depreciation. As a result, effective April 1, 2024, the Company changed its estimated useful life to reflect the estimated period these assets will remain in service. The estimated useful life of batteries previously was 10 years and was increased to 15 years. The impact of this change in estimate reduces depreciation expense and was immaterial for the three and nine months ended September 30, 2024. For batteries placed in service as of the effective date of April 1, 2024, the Company estimates the impact on depreciation for the year ended December 31, 2024 will be $14.0 million. The Company recorded depreciation expense related to solar energy systems of $146.2 million and $128.0 million for the three months ended September 30, 2024 and 2023, respectively, and $431.3 million and $365.4 million for the nine months ended September 30, 2024 and 2023, respectively. The depreciation expense was reduced by the amortization of deferred grants of $2.0 million for both the three months ended September 30, 2024 and 2023, and $6.1 million and $6.2 million for the nine months ended September 30, 2024 and 2023, respectively.

Note 6. Other Assets
Other assets consist of the following (in thousands):

	September 30, 2024	December 31, 2023
Costs to obtain contracts - Customer Agreements	$1,946,323	$1,565,098
Costs to obtain contracts - incentives	2,481	2,481
Accumulated amortization of costs to obtain contracts	(223,129)	(168,564)
Unbilled receivables	622,583	468,379
Allowance for credit loss on unbilled receivables	(6,325)	(4,774)
Equity investment	132,579	132,563
Operating lease right-of-use assets	82,717	91,635
Other assets	259,800	180,834
Total	$2,817,029	$2,267,652
The Company recorded amortization of costs to obtain contracts of $20.9 million and $13.5 million for the three months ended September 30, 2024 and 2023, respectively, and $55.2 million and $39.5 million for the nine months ended September 30, 2024 and 2023, respectively, in Sales and marketing in the consolidated statements of operations.
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

Note 7. Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consist of the following (in thousands):

	September 30, 2024	December 31, 2023
Accrued employee compensation	$123,400	$93,414
Accrued interest	110,390	92,881
Operating lease obligations	28,356	29,572
Other accrued expenses	148,342	283,358
Total	$410,488	$499,225

Note 8. Indebtedness
As of September 30, 2024, debt consisted of the following (in thousands, except percentages):

	September 30, 2024	December 31, 2023	Unused Borrowing Capacity (1)	Weighted Average Interest Rate at September 30, 2024 (2)	Weighted Average Interest Rate at December 31, 2023 (2)	Contractual Interest Rate (3)	Contractual Maturity Date
Recourse debt
Line of credit (4)	$392,524	$539,502	$—	9.01%	8.89%	SOFR +3.25% - 3.75%	March 2027
Convertible Senior Notes due 2026 (5)	133,228	397,642	—	—%	—%	—%	February 2026
Convertible Senior Notes due 2030 (6)	483,187	—	—	4.00%	—%	4.00%	March 2030
Total recourse debt	1,008,939	937,144	—
Unamortized debt discount	(12,905)	(4,775)	—
Total recourse debt, net	996,034	932,369	—

Non-recourse debt (7)
Senior revolving and delayed draw loans (8)	1,779,300	1,886,300	162,700	7.91%	7.59%	SOFR +2.35%- 3.10%	March 2027 - February 2028
Senior non-revolving loans(9)	2,357,004	2,226,343	—	6.89%	6.26%	4.66% - 6.93%; SOFR +1.85% - 2.25%	September 2026 - January 2054
Subordinated revolving and delayed draw loans (8)	25,350	146,000	—	14.27%	12.01%	SOFR +9.10%	March 2027
Subordinated loans (10)(11)	2,660,026	2,110,693	—	9.51%	9.18%	7.00% - 10.75%; SOFR +6.50% - 6.90%	June 2026 - January 2042
Securitized loans	4,757,218	3,450,794	—	5.08%	4.61%	2.27% - 6.60%	April 2048 - October 2059
Total non-recourse debt	11,578,898	9,820,130	162,700
Unamortized debt (discount) premium, net	(122,773)	(80,571)	—
Total non-recourse debt, net	11,456,125	9,739,559	162,700
Total debt, net	$12,452,159	$10,671,928	$162,700

(1)Represents the additional amount the Company could borrow, if any, based on the state of its existing assets as of September 30, 2024.
(2)Reflects weighted average contractual, unhedged rates. See Note 9, Derivatives for hedge rates.
(3)Ranges shown reflect a fixed interest rate and rates using SOFR, as applicable.

(4)The working capital facility (the “Facility”) was amended in February 2024 and its total commitment of up to $447.5 million is secured by substantially all of the unencumbered assets of the Company, as well as ownership interests in certain subsidiaries of the Company. Borrowings under the Facility may be designated as Base Rate Loans or Term SOFR Loans, subject to certain terms and conditions under the Credit Agreement. Base Rate Loans accrue interest at a rate per year equal to 2.25% to 2.75% depending on total outstanding balance as a percentage of total commitment plus the highest of (a) the federal funds rate plus 0.50%, (b) the interest rate determined from time to time by the Administrative Agent as its prime rate and notified to the Company, (c) the Adjusted Term SOFR Rate (defined below) for a one-month interest period in effect on such day (or if such day is not a business day, the immediately preceding business day) plus 1.00% and (d) 0.00%. Term SOFR Loans accrue interest at a rate per annum equal to (a) 3.25% to 3.75% depending on total outstanding balance as a percentage of total commitment plus (b) the greater of (i) 0.00% and (ii) the sum of (x) the forward-looking term rate for a period comparable to the applicable available tenor based on SOFR that is published by CME Group Benchmark Administration Ltd or a successor for the applicable interest period and (y) (1) if the applicable interest period is one month, 0.11448%, (2) if the applicable interest period is three months, 0.26161% or (c) if the applicable interest period is six months, 0.42826% (the rate pursuant to clause (b), the “Adjusted Term SOFR Rate”). The maturity date of this facility has been automatically extended to March 1, 2027, as of September 30, 2024, due to the Company maintaining funds on deposit in the Convertible Debt Reserve Account equal to the amount sufficient to repay at the scheduled maturity all of its 0% Senior Convertible Notes due 2026 that are outstanding on September 30, 2024 and the Company is otherwise in compliance with its quarter-end liquidity covenant. This facility is subject to various restrictive covenants, such as the completion and presentation of audited consolidated financial statements, maintaining a minimum modified interest coverage ratio, a minimum modified current ratio, a maximum modified leverage ratio, and a minimum unencumbered cash balance, in each case, tested quarterly. The Company was in compliance with all debt covenants as of September 30, 2024.
(5)Convertible senior notes due 2026 (the “2026 Notes”) under this category with an outstanding balance of $133.2 million as of September 30, 2024 will not bear regular interest, and the principal amount of the 2026 Notes will not accrete. The 2026 Notes may bear special interest under specified circumstances relating to the Company’s failure to comply with its reporting obligations under the Indenture or if the 2026 Notes are not freely tradeable as required by the indenture. The 2026 Notes will mature on February 1, 2026, unless earlier repurchased by the Company, redeemed by the Company or converted pursuant to their terms. The initial conversion rate of the Notes is 8.4807 shares of the Company’s common stock, par value $0.0001 per share, per $1,000 principal amount of 2026 Notes, which is equivalent to an initial conversion price of approximately $117.91 per share. The conversion rate will be subject to adjustment upon the occurrence of certain specified events but will not be adjusted for any accrued and unpaid special interest. In addition, upon the occurrence of a make-whole fundamental change or an issuance of a notice of redemption, the Company will, in certain circumstances, increase the conversion rate by a number of additional shares for a holder that elects to convert its 2026 Notes in connection with such make-whole fundamental change or notice of redemption. The debt discount recorded on the 2026 Notes is being amortized to interest expense at an effective interest rate of 0.57%. As of September 30, 2024, $7.6 million of the debt discount was amortized to interest expense inception to date. In connection with the offering of the 2026 Notes, the Company entered into privately negotiated capped call transactions (the “2026 Capped Calls”) with certain of the initial purchasers and/or their respective affiliates at a cost of approximately $28.0 million. The 2026 Capped Calls are classified as equity and were recorded to additional paid-in-capital within stockholders’ equity as of March 31, 2021. The 2026 Capped Calls each have an initial strike price of approximately $117.91 per share, subject to certain adjustments, which corresponds to the initial conversion price of the 2026 Notes. The 2026 Capped Calls have initial cap prices of $157.22 per share. The 2026 Capped Calls cover, subject to anti-dilution adjustments, approximately 3.4 million shares of common stock. The 2026 Capped Calls are expected generally to reduce the potential dilution to the common stock upon any conversion of 2026 Notes and/or offset any cash payments the Company is required to make in excess of the principal amount of the 2026 Notes, as the case may be, in the event the market price per share of common stock, as measured under the 2026 Capped Calls, is greater than the strike price of the 2026 Capped Call, with such offset subject to a cap. If, however, the market price per share of the common stock, as measured under the 2026 Capped Calls, exceeds the cap price of the 2026 Capped Calls, there would be dilution and/or there would not be an offset of such potential cash payments, in each case, to the extent that the then-market price per share of the common stock exceeds the cap price. The final components of the 2026 Capped Calls are scheduled to expire on January 29, 2026. None of the conversion criteria has been met as of September 30, 2024.

(6)Convertible senior notes due 2030 (the “2030 Notes” and, together with the 2026 Notes, the “Notes”) under this category with an outstanding balance of $483.2 million as of September 30, 2024 will bear regular interest at 4.00% per annum, and the principal amount of the 2030 Notes will not accrete. The 2030 Notes may bear special interest under specified circumstances relating to the Company’s failure to comply with its reporting obligations under the indenture or if the 2030 Notes are not freely tradeable as required by the indenture. The 2030 Notes will mature on March 1, 2030, unless repurchased by the Company, redeemed by the Company or converted pursuant to their terms prior to maturity. The initial conversion rate of the 2030 Notes is 61.3704 shares of the Company’s common stock, par value $0.0001 per share, per $1,000 principal amount of 2030 Notes, which is equivalent to an initial conversion price of approximately $16.29 per share. The conversion rate will be subject to adjustment upon the occurrence of certain specified events but will not be adjusted for any accrued and unpaid special interest. In addition, upon the occurrence of a make-whole fundamental change or an issuance of a notice of redemption, the Company will, in certain circumstances, increase the conversion rate by a number of additional shares for a holder that elects to convert its 2030 Notes in connection with such make-whole fundamental change or notice of redemption. The debt discount recorded on the 2030 Notes is being amortized to interest expense at an effective interest rate of 4.51%. As of September 30, 2024, $1.1 million of the debt discount was amortized to interest expense inception to date. In connection with the offering of the 2030 Notes, the Company entered into privately negotiated capped call transactions (the “2030 Capped Calls”) with certain of the initial purchasers and/or their respective affiliates at a cost of approximately $38.4 million. The 2030 Capped Calls are classified as equity and were recorded to additional paid-in-capital within stockholders’ equity as of September 30, 2024. The 2030 Capped Calls each have an initial strike price of approximately $16.29 per share, subject to certain adjustments, which corresponds to the initial conversion price of the 2030 Notes. The 2030 Capped Calls have initial cap prices of $22.37 per share. The 2030 Capped Calls cover, subject to anti-dilution adjustments, approximately 29.7 million shares of common stock. The 2030 Capped Calls are expected generally to reduce the potential dilution to the common stock upon any conversion of 2030 Notes and/or offset any cash payments the Company is required to make in excess of the principal amount of the 2030 Notes, as the case may be, in the event the market price per share of Common Stock, as measured under the 2030 Capped Calls, is greater than the strike price of the 2030 Capped Call, with such offset subject to a cap. If, however, the market price per share of the common stock, as measured under the 2030 Capped Calls, exceeds the cap price of the 2030 Capped Calls, there would be dilution and/or there would not be an offset of such potential cash payments, in each case, to the extent that the then-market price per share of the common stock exceeds the cap price. The final components of the 2030 Capped Calls are scheduled to expire on February 27, 2030. None of the conversion criteria has been met as of September 30, 2024.
(7)Certain loans under this category are part of project equity transactions.
(8)Pursuant to the terms of the aggregation facilities within this category the Company may draw up to an aggregate principal amount of $2.8 billion in revolver borrowings depending on the available borrowing base at the time.
(9)Loans under this category with a fixed rate had a total outstanding balance of $895.5 million as of September 30, 2024.
(10)A loan under this category with an outstanding balance of $149.3 million as of September 30, 2024 contains a put option that can be exercised beginning in 2036 that would require the Company to pay off the entire loan on November 30, 2037.
(11)Loans under this category with a floating rate have a total outstanding balance of $637.7 million as of September 30, 2024.

Senior and Subordinated Debt Facilities
Each of the Company’s senior and subordinated debt facilities contain customary covenants, including the requirement to maintain certain financial measurements and provide lender reporting. Each of the senior and subordinated debt facilities also contain certain provisions in the event of default that entitle lenders to take certain actions including acceleration of amounts due under the facilities and acquisition of membership interests and assets that are pledged to the lenders under the terms of the senior and subordinated debt facilities. The facilities are non-recourse to the Company and are secured by net cash flows from Customer Agreements or inventories less certain operating, maintenance and other expenses that are available to the borrower after distributions to tax equity investors, where applicable. Under the terms of these facilities, the Company’s subsidiaries pay interest and principal from the net cash flows available to the subsidiaries. The Company was in compliance with all debt covenants as of September 30, 2024.
Non-Recourse Financings
In connection with each of the Company’s non-recourse debt (including securitized loans), assets (consisting of membership interests in project companies that own photovoltaic systems and related Customer Agreements) were contributed by the Company to special purpose subsidiaries of the Company (each a “Non-Recourse Borrower”). Each of such financings contains customary covenants including the requirement to provide reporting to the indenture trustee or collateral agent and, if applicable, ratings agencies. Each of the financings also contains certain provisions which entitle the indenture trustee or collateral agent to take certain actions upon the occurrence of an event of default, including acceleration of amounts due under the facilities and the foreclosure on the assets of the Non-Recourse Borrower that are pledged to the lenders under the terms thereof. The facilities are non-recourse to the Company and are secured by first priority security interests by each Non-Recourse Borrower in favor of the indenture trustee or collateral agent in all of the Non-Recourse Borrower’s assets including the cash flows from Customer Agreements which are available to each Non-Recourse Borrower after giving effect to certain operating, maintenance and other expenses and, where applicable, distributions to tax equity investors. As a result of such security interests, the assets of each Non-Recourse Borrower are not available to the creditors of the Company unless and until distributions from such entities are made to the Company as permitted under the applicable facility documentation. Under the terms of these financings, each Non-Recourse Borrower pays interest and principal from such net cash flows. The Company was in compliance with all debt covenants as of September 30, 2024.

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

The interest rate swaps have been designated as cash flow hedges. The credit risk adjustment associated with these swaps is the risk of non-performance by the counterparties to the contracts. In the nine months ended September 30, 2024, the hedge relationships on the Company’s interest rate swaps have been assessed as highly effective as the quarterly assessment performed determined changes in cash flows of the derivative instruments have been highly effective in offsetting the changes in the cash flows of the hedged items, are expected to be highly effective in the future and the critical terms of the interest rate swaps match the critical terms of the underlying forecasted hedged transactions. Accordingly, changes in the fair value of these derivatives are recorded as a component of accumulated other comprehensive income, net of income taxes. Changes in the fair value of these derivatives are subsequently reclassified into earnings, and are included in interest expense, net in the Company’s statements of operations, in the period that the hedged forecasted transactions affect earnings. To the extent that the hedge relationships are not effective, changes in the fair value of these derivatives are recorded in other expenses, net in the Company’s statements of operations on a prospective basis.
The Company’s master netting and other similar arrangements allow net settlements under certain conditions. When those conditions are met, the Company presents derivatives at net fair value. As of September 30, 2024, the information related to these offsetting arrangements were as follows (in thousands):

Instrument Description	Gross Amounts of Recognized Assets / Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets / Liabilities Included in the Consolidated Balance Sheet	Notional Amount (1)
Assets:
Derivatives designated as hedging instruments	$69,160	$—	$69,160	$907,105
Derivatives not designated as hedging instruments(2)	8,900	(313)	8,587	696,435
Total derivative assets	$78,060	$(313)	$77,747	$1,603,540

Liabilities:
Derivatives designated as hedging instruments	$(8,434)	$—	$(8,434)	$492,216
Derivatives not designated as hedging instruments	(78,667)	313	(78,354)	1,736,820
Total derivative liabilities	$(87,101)	$313	$(86,788)	$2,229,036
Total	$(9,041)	$—	$(9,041)	$3,832,576

(1)    Comprised of 55 interest rate swaps which effectively fix the SOFR portion of interest rates on outstanding balances of certain loans under the senior and securitized sections of the debt footnote table (see Note 8, Indebtedness) at 0.31% to 4.53% per annum. These swaps mature from August 13, 2027 to January 31, 2043.

(2)    Includes 13 interest rate swaptions which effectively fix the SOFR portion of interest rates on future outstanding balances of certain loans under the senior revolving section of the debt footnote table (see Note 8, Indebtedness) at 3.42% to 4.19% per annum. These swaptions expire from October 2, 2024 to December 4, 2024 with potential underlying swaps maturing on February 2, 2043.

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
The losses (gains) on derivatives designated as cash flow hedges recognized into other comprehensive income (loss), before tax effect, consisted of the following (in thousands):

	Three months ended September 30,
	2024	2023
Derivatives designated as cash flow hedges:
Interest rate swaps	$48,297	$(79,261)

	Nine months ended September 30,
	2024	2023
Derivatives designated as cash flow hedges:
Interest rate swaps	$(11,160)	$(92,306)

The (losses) gains on derivatives financial instruments recognized into the consolidated statements of operations, before tax effect, consisted of the following (in thousands):

	Three months ended September 30,
	2024		2023
	Interest expense, net	Other expense, net	Interest expense, net	Other income, net
Derivatives designated as cash flow hedges:
Interest rate swaps:
Gains reclassified from Accumulated other comprehensive income (“AOCI”) into income	$(9,098)	$—	$(10,274)	$—
Derivatives not designated as cash flow hedges:
Interest rate swaps:
Gains (losses) recognized into income	—	86,596	—	(81,461)
Total (losses) gains	$(9,098)	$86,596	$(10,274)	$(81,461)

	Nine months ended September 30,
	2024		2023
	Interest expense, net	Other income, net	Interest expense, net	Other expense, net
Derivatives designated as cash flow hedges:
Interest rate swaps:
Gains reclassified from Accumulated other comprehensive income (“AOCI”) into income	$(28,647)	$—	$(26,345)	$—
Derivatives not designated as cash flow hedges:
Interest rate swaps:
Gains (losses) recognized into income	—	9,790	—	(99,133)
Total (losses) gains	$(28,647)	$9,790	$(26,345)	$(99,133)
All amounts in AOCI in the consolidated statements of redeemable noncontrolling interests and equity relate to derivatives, refer to the consolidated statements of comprehensive income (loss). The net gain on derivatives includes the tax effect of nil and $14.5 million for the three months ended September 30, 2024 and 2023, respectively, and nil and $13.8 million for the nine months ended September 30, 2024 and 2023, respectively.
During the next 12 months, the Company expects to reclassify $12.9 million of net gains on derivative instruments from accumulated other comprehensive income to earnings. There were 37 undesignated derivative instruments recorded by the Company as of September 30, 2024.

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

Under the Financing Obligation arrangement, a wholly owned subsidiary of the Company finances the cost of solar energy systems with investors for an initial term of seven years. The solar energy systems are subject to Customer Agreements with an initial term of typically 20 years that automatically renews annually, or for a term of five years. These solar energy systems are reported under the line item solar energy systems, net in the consolidated balance sheets. As of September 30, 2024 and December 31, 2023, the cost of the solar energy systems placed in service under the Financing Obligation arrangements was $58.4 million and $692.3 million, respectively. The accumulated depreciation related to these assets as of September 30, 2024 and December 31, 2023 was $11.3 million and $191.5 million, respectively. During the nine months ended September 30, 2024, the Company retired four of its financing obligations and terminated the associated leases for $253.9 million, which resulted in a gain on debt extinguishment of $49.5 million.
The investors make a series of large up-front payments and subsequent smaller quarterly payments (lease payments) to the subsidiary of the Company. The Company accounts for the payments received from the investors under the Financing Obligation arrangement as borrowings by recording the proceeds received as Financing Obligations on its consolidated balance sheets, and cash provided by financing activities in its consolidated statements of cash flows. This Financing Obligation is reduced over a period of approximately seven years, by customer payments under the Customer Agreements. In addition, funds paid for the Commercial ITC value upfront are initially recorded as a refund liability and recognized as revenue as the associated solar energy system reaches PTO. The Commercial ITC value, if any, is reflected in cash provided by operations on the consolidated statements of cash flows. The Company accounts for the Customer Agreements consistent with the Company’s revenue recognition accounting policies as described in Note 2, Summary of Significant Accounting Policies.
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

Note 11. VIE Arrangements
The Company consolidated various VIEs at September 30, 2024 and December 31, 2023. The carrying amounts and classification of the VIEs’ assets and liabilities included in the consolidated balance sheets are as follows (in thousands):

	September 30, 2024	December 31, 2023
Assets
Current assets
Cash	$375,111	$254,522
Restricted cash	52,033	48,169
Accounts receivable, net	96,476	76,249
Inventories	94,883	150,065
Prepaid expenses and other current assets	8,199	161,414
Total current assets	626,702	690,419
Solar energy systems, net	11,568,737	10,469,093
Other assets	520,112	379,028
Total assets	$12,715,551	$11,538,540
Liabilities
Current liabilities
Accounts payable	$5,816	$12,187
Distributions payable to noncontrolling interests and redeemable noncontrolling interests	43,872	35,181
Accrued expenses and other liabilities	38,168	185,766
Deferred revenue, current portion	58,561	54,103
Non-recourse debt, current portion	68,844	270,460
Total current liabilities	215,261	557,697
Deferred revenue, net of current portion	720,811	654,310
Non-recourse debt, net of current portion	1,361,476	1,189,161
Other liabilities	17,850	16,816
Total liabilities	$2,315,398	$2,417,984
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

Note 13. Stock-Based Compensation
Stock Options
The following table summarizes the activity for all stock options under all of the Company’s equity incentive plans for the nine months ended September 30, 2024 (shares and aggregate intrinsic value in thousands):

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2023	4,243	$17.19	4.85	$31,762
Granted	—	—
Exercised	(665)	6.54
Canceled	(43)	26.63
Outstanding at September 30, 2024	3,535	$19.08	4.75	$19,514

Options vested and exercisable at September 30, 2024	3,176	$17.57	4.45	$19,514
Restricted Stock Units
The following table summarizes the activity for all restricted stock units (“RSUs”) under all of the Company’s equity incentive plans for the nine months ended September 30, 2024 (shares in thousands):

	Number of Awards	Weighted Average Grant Date Fair Value
Unvested balance at December 31, 2023	8,449	$22.16
Granted	8,840	14.05
Issued	(3,325)	22.43
Canceled / forfeited	(1,171)	18.74
Unvested balance at September 30, 2024	12,793	$16.76
Warrants for Strategic Partners

The Company has issued warrants for up to 846,943 shares of its common stock to certain strategic partners (calculated using the respective quarter of grant’s closing stock price). The exercise price of each warrant is $0.01 per share, and 13,939 warrants were exercised during the nine months ended September 30, 2024. There were 47,810 warrants exercised during the nine months ended September 30, 2023. The Company recognized stock-based compensation expense of nil and $1.1 million during the three months ended September 30, 2024 and 2023, respectively, and nil and $3.2 million during the nine months ended September 30, 2024 and 2023, respectively, under performance and time-based warrants.
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

Stock-Based Compensation Expense
The Company recognized stock-based compensation expense, including ESPP expenses, in the consolidated statements of operations as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Cost of customer agreements and incentives	$2,143	$2,335	$6,388	$6,224
Cost of solar energy systems and product sales	463	1,153	1,552	4,415
Sales and marketing	11,453	14,096	38,444	43,808
Research and development	1,117	405	8,191	1,299
General and administration	11,816	9,734	29,381	28,480
Total	$26,992	$27,723	$83,956	$84,226
During the three and nine months ended September 30, 2024, stock-based compensation expense capitalized to solar energy systems, net in the Company’s consolidated balance sheets was $2.4 million and $7.5 million, respectively, and was $3.4 million and $8.6 million during the three and nine months ended September 30, 2023, respectively.

Note 14. Income Taxes

The income tax rate for the three months ended September 30, 2024 and 2023 was 3.2% and (2.1)%, respectively, and for the nine months ended September 30, 2024 and 2023 was 2.7% and 0.5%, respectively. The differences between the actual consolidated effective income tax rate and the U.S. federal statutory rate were primarily attributable to the allocation of losses on noncontrolling interests, income tax benefit from transferring investment tax credits, income tax expense related to the valuation allowance, and the goodwill impairment charge in 2023.

The Company sells solar energy systems to investment Funds. As the investment Funds are consolidated by the Company, the gain on the sale of the assets has been eliminated in the consolidated financial statements, however gains on sale are recognized for tax purposes and the tax effects of which, both current and deferred, are included in the Company’s income tax provision.

The Company enters into investment tax credit transfer (each, an "ITC" and collectively, the "ITCs") agreements with third-party transferees to transfer to such third-parties, for cash, the ITCs generated by certain solar energy systems that have been or will be placed in service. The Company accounts for its share of ITC transfer proceeds under ASC 740, Income Taxes, as a reduction of income tax expense in the consolidated statement of operations during the year in which the credits arise (i.e., the flow-through method) and the tax equity investor’s share is distributed upon receipt. During the three and nine months ended September 30, 2024 the Company recognized income tax benefit to the Company of $13.8 million and $32.4 million, respectively. There was no such comparable activity recognized in the three and nine months ended September 30, 2023.

Note 15. Commitments and Contingencies
Letters of Credit
As of September 30, 2024 and December 31, 2023, the Company had $32.4 million and $37.0 million, respectively, of unused letters of credit outstanding, which each carry fees of 0.50% - 3.25% per annum and 0.50% - 3.25% per annum, respectively.
Guarantees
Certain tax equity funds and debt facilities require the Company to maintain an aggregate amount of $35.0 million of unencumbered cash and cash equivalents at the end of each month.

Purchase Commitment
The Company entered into purchase commitments, which have the ability to be canceled without significant penalties, with multiple suppliers to purchase $125.4 million of photovoltaic modules, inverters and batteries by the end of the first quarter of 2025.
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
The computation of the Company’s basic and diluted net loss per share is as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Numerator:
Net loss attributable to common stockholders	$(83,766)	$(1,069,459)	$(32,510)	$(1,254,373)
Denominator:
Weighted average shares used to compute net loss per share attributable to common stockholders, basic	223,695	217,344	222,078	216,029
Weighted average effect of potentially dilutive shares to purchase common stock	—	—	—	—
Weighted average shares used to compute net loss per share attributable to common stockholders, diluted	223,695	217,344	222,078	216,029
Net loss per share attributable to common stockholders
Basic	$(0.37)	$(4.92)	$(0.15)	$(5.81)
Diluted	$(0.37)	$(4.92)	$(0.15)	$(5.81)

The following shares were excluded from the computation of diluted net income (loss) per share as the impact of including those shares would be anti-dilutive (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Outstanding stock options	1,315	1,516	1,755	1,529
Unvested restricted stock units	2,568	8,663	7,924	6,840
Convertible Senior Notes (if converted)	30,783	3,392	14,976	2,262
Total	34,666	13,571	24,655	10,631

Note 17. Related Party Transactions

Advances Receivable—Related Party

Net amounts due from direct-sales professionals were $15.6 million and $10.1 million as of September 30, 2024 and December 31, 2023, respectively. The Company provided a reserve of $2.7 million and $2.4 million as of September 30, 2024 and December 31, 2023, respectively, related to advances to direct-sales professionals who have terminated their employment agreement with the Company.

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

We have experienced substantial growth in our business and operations since our inception in 2007, as well as through our acquisition of Vivint Solar on October 8, 2020. As of September 30, 2024, we operate the largest fleet of residential solar energy systems in the United States. We have a Networked Solar Energy Capacity of 7,288 megawatts as of September 30, 2024, which represents the aggregate megawatt production capacity of our solar energy systems that have been recognized as deployments, from our inception through the measurement date. Gross Earning Assets as of September 30, 2024 were approximately $16.8 billion. Please see the section entitled “Key Operating Metrics” for more details on how we calculate Networked Solar Energy Capacity and Gross Earning Assets.
We also have a long track record of attracting low-cost capital from diverse sources, including tax equity and debt investors. Since inception we have raised tax equity investment funds to finance the installation of solar energy systems.
Market & Macroeconomic Environment

Our business and financial performance also depend on worldwide economic conditions. We face global macroeconomic challenges, particularly in light of increases and volatility in interest rates, uncertainty in markets, inflationary trends, navigating complex and evolving regulatory and tax frameworks, and the dynamics of the global trade environment. During fiscal year 2023 and the first nine months of fiscal 2024, we observed market uncertainty, increasing inflationary pressures, rising interest rates, the market impacts of proposed or newly enacted regulatory frameworks in markets within which we do business and within our industry, supply constraints, and bank failures. In particular, rising interest rates, including recent historic increases starting in 2021, have resulted and may continue to result in a decrease in our advance rates, reducing the proceeds we receive from certain investment funds. Because our financing structure is sensitive to volatility in interest rates, higher rates increase our cost of capital and may decrease the amount of capital available to us to finance the deployment of new solar energy systems. These market dynamics, some of which we expect will continue into the foreseeable future, have impacted and may continue to impact our business and financial results.

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

2024 Election

As a result of the recent election, we are in a period of transition in both the White House and Congress. The policy implications of these political shifts remain uncertain, and we may face changes or delays in policies that affect our business, including those related to federal tax credits, tariffs, and other regulatory measures. Any delay, reduction, or elimination in the implementation of policies that support the residential solar industry, such as the Investment Tax Credit and adders under the Inflation Reduction Act, could have an adverse effect on our business. Additionally, the election outcome could contribute to a higher interest rate environment, which may further negatively impact our operations and financing costs. While it is difficult to predict specific outcomes at this time, we expect a period of regulatory and policy uncertainty in the near term. However, we believe our diversified business model and flexible operational framework position us to adapt to potential changes in the regulatory landscape and will continue to build on the robust bi-partisan support for residential solar policy.

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
As of September 30, 2024, we had 62 active investment funds, which are described below. We have established different types of investment funds to implement our asset monetization strategy. Depending on the nature of the investment fund, cash may be contributed to the investment fund by the investor upfront or in stages based on milestones associated with the design, construction or interconnection status of the solar energy systems. The cash contributed by the fund investor is used by the investment fund to purchase solar energy systems. The investment funds either own or enter into a master lease with a Sunrun subsidiary for the solar energy systems, Customer Agreements and associated incentives. We receive on-going cash distributions from the investment funds representing a portion of the monthly customer payments received. We use the upfront cash, as well as on-going distributions to cover our costs associated with designing, purchasing and installing the solar energy systems. In addition, we also use debt, equity and other financing strategies to fund our operations. The allocation of the economic benefits between us and the fund investor and the corresponding accounting treatment varies depending on the structure of the investment fund.
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
The table below provides an overview of our current investment funds (dollars in millions):

	Pass-Through Financing Obligations	Partnership Flip
Consolidation	Owner entity consolidated, tenant entity not consolidated	Single entity, consolidated
Balance sheet classification	Pass-through financing obligation	Redeemable noncontrolling interests and noncontrolling interests
Revenue from Commercial ITCs	Recognized on the permission to operate (“PTO”) date	None
Method of calculating investor interest	Effective interest rate method	Greater of HLBV or redemption value
Liability balance as of September 30, 2024	$1.1	N/A
Noncontrolling interest balance (redeemable or otherwise) as of September 30, 2024	N/A	$1,756.4

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

	As of September 30,
	2024	2023
Networked Solar Energy Capacity (megawatts)	7,288	6,462
Customers	1,015,910	903,270

	As of September 30,
	2024	2023

	(in thousands)
Gross Earning Assets Contracted Period	$12,964,438	$10,064,328
Gross Earning Assets Renewal Period	3,815,274	3,235,066
Gross Earning Assets	$16,779,712	$13,299,394

The tables below provide a range of Gross Earning Asset amounts if different default, discount and purchase and renewal assumptions were used.
Gross Earning Assets Contracted Period:

	As of September 30, 2024
	Discount rate
Default rate	4%	5%	6%	7%	8%

	(in thousands)
5%	$15,060,780	$13,742,642	$12,598,730	$11,601,639	$10,728,777
0%	$15,523,626	$14,153,111	$12,964,438	$11,928,938	$11,022,983
Gross Earning Assets Renewal Period:

	As of September 30, 2024
	Discount rate
Purchase or Renewal rate	4%	5%	6%	7%	8%

	(in thousands)
80%	$4,884,907	$4,011,357	$3,308,350	$2,740,204	$2,279,136
90%	$5,631,096	$4,625,014	$3,815,274	$3,160,800	$2,629,609
100%	$6,377,283	$5,238,669	$4,322,196	$3,581,394	$2,980,080

Total Gross Earning Assets:

	As of September 30, 2024
	Discount rate
Purchase or Renewal rate	4%	5%	6%	7%	8%

	(in thousands)
80%	$20,408,533	$18,164,468	$16,272,788	$14,669,141	$13,302,119
90%	$21,154,722	$18,778,125	$16,779,712	$15,089,737	$13,652,591
100%	$21,900,908	$19,391,779	$17,286,634	$15,510,332	$14,003,063

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
Consideration from customers is considered variable due to the performance guarantee under Customer Agreements and liquidated damage provisions under SREC contracts in the event minimum deliveries are not achieved. Customer Agreements with a performance guarantee provide a credit to the customer if the system’s cumulative production, as measured on various PTO anniversary dates, is below our guarantee of a specified minimum. Revenue is recognized to the extent it is probable that a significant reversal of such revenue will not occur. If our estimate of the future production shortfall amount for Customer Agreements with a performance guarantee was 10% higher, the additional reduction to revenue in the nine months ended September 30, 2024 would have been less than $3.7 million. Our estimated production shortfall reduced revenue during the nine months ended September 30, 2024 by $7.2 million more than the prior year’s period. We have historically estimated an immaterial amount of liquidated damages pursuant to SREC contracts, and actual damages have not been materially different from estimates, nor material in amount during the nine months ended September 30, 2024 and 2023.
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

Should, among other events and circumstances, industry conditions deteriorate, the outlook for future operating results and cash flow decline or regulations change, costs of equity or debt capital increase, valuations for comparable public companies or comparable acquisition valuations decrease, or our market capitalization experience a further sustained decline below its book value, we may need to further reassess the recoverability of goodwill in future periods. As of September 30, 2024, there were no indicators of goodwill impairment that would require an interim goodwill impairment test.
Impairment of Long-Lived Assets
The carrying values of our long-lived assets, including solar energy systems, are periodically reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable or that the useful life is shorter than originally estimated. Factors that we consider in deciding when to perform an impairment review would include significant negative industry or economic trends, and significant changes or planned changes in our use of the assets. Recoverability of these assets is measured by comparison of the carrying value of each asset group to the future undiscounted cash flows the asset is expected to generate over its remaining life. If the asset is considered to be impaired, the amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset. If the useful life is shorter than originally estimated, we amortize the remaining carrying value over the new shorter useful life. During the three and nine months ended September 30, 2024 and 2023, there were no indicators of impairment and therefore no cash flow analysis was performed.
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
The calculation of HLBV does not require estimates since each HLBV calculation is based upon the liquidation provisions of each fund’s contractual agreement. The calculation of the redeemable noncontrolling interest balance involves estimates such as a discount rate used in net present value calculations, and customer default rates. If the assumptions used for each of these were 10% higher, the impact to the aggregate redeemable noncontrolling interest balance as of September 30, 2024 would be a reduction of $21.6 million.

Results of Operations
The results of operations presented below should be reviewed in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

	(in thousands, except per share data)
Revenue:
Customer agreements and incentives	$405,861	$316,528	$1,116,653	$865,151
Solar energy systems and product sales	131,312	246,653	402,574	878,072
Total revenue	537,173	563,181	1,519,227	1,743,223
Operating expenses:
Cost of customer agreements and incentives	308,382	283,742	876,581	789,334
Cost of solar energy systems and product sales	125,312	234,274	411,591	824,830
Sales and marketing	162,490	176,349	466,411	574,061
Research and development	8,180	5,039	30,510	14,153
General and administrative	60,587	53,254	173,082	163,957
Goodwill impairment	—	1,158,000	—	1,158,000
Total operating expenses	664,951	1,910,658	1,958,175	3,524,335
Loss from operations	(127,778)	(1,347,477)	(438,948)	(1,781,112)
Interest expense, net	(215,615)	(171,288)	(614,981)	(471,163)
Other (expense) income, net	(82,598)	77,673	71,710	93,744
Loss before income taxes	(425,991)	(1,441,092)	(982,219)	(2,158,531)
Income tax (benefit) expense	(13,803)	29,846	(26,953)	(11,096)
Net loss	(412,188)	(1,470,938)	(955,266)	(2,147,435)
Net loss attributable to noncontrolling interests and redeemable noncontrolling interests	(328,422)	(401,479)	(922,756)	(893,062)
Net loss attributable to common stockholders	$(83,766)	$(1,069,459)	$(32,510)	$(1,254,373)
Net loss per share attributable to common stockholders
Basic	$(0.37)	$(4.92)	$(0.15)	$(5.81)
Diluted	$(0.37)	$(4.92)	$(0.15)	$(5.81)
Weighted average shares used to compute loss per share attributable to common stockholders
Basic	223,695	217,344	222,078	216,029
Diluted	223,695	217,344	222,078	216,029

Comparison of the Three Months Ended September 30, 2024 and 2023
Revenue

	Three Months Ended September 30,		Change
	2024	2023	$	%

	(in thousands)
Customer agreements	$368,641	$289,678	$78,963	27%
Incentives	37,220	26,850	10,370	39%
Customer agreements and incentives	405,861	316,528	89,333	28%

Solar energy systems	47,189	135,476	(88,287)	(65)%
Products	84,123	111,177	(27,054)	(24)%
Solar energy systems and product sales	131,312	246,653	(115,341)	(47)%
Total revenue	$537,173	$563,181	$(26,008)	(5)%
Customer Agreements and Incentives. The $79.0 million increase in Revenue from Customer Agreements was primarily due to new systems placed in service in the period from October 1, 2023 through September 30, 2024, plus a full quarter of revenue recognized in 2024 for systems placed in service in the third quarter of 2023 versus only a partial amount of such revenue related to the period in which the assets were in service in 2023. Revenue from incentives consisted primarily of sales of SRECs. The $10.4 million increase related to the timing and volume of SREC sales, which were responsive to market conditions.
Solar Energy Systems and Product Sales. Revenue from solar energy systems sales decreased by $88.3 million compared to the prior year primarily due to an increase in the proportion of customers choosing to enter into a Customer Agreement versus purchasing a system outright using a loan for cash or using a third party loan, likely due to increased interest rates. Product sales decreased by $27.1 million, primarily due to the lower average sales price of solar energy products, as well as lower sales volume of solar energy products to installers of solar energy systems compared to the prior year, due to easing of supply chain constraints.
Operating Expenses

	Three Months Ended September 30,		Change
	2024	2023	$	%

	(in thousands)
Cost of customer agreements and incentives	$308,382	$283,742	$24,640	9%
Cost of solar energy systems and product sales	125,312	234,274	(108,962)	(47)%
Sales and marketing	162,490	176,349	(13,859)	(8)%
Research and development	8,180	5,039	3,141	62%
General and administrative	60,587	53,254	7,333	14%
Goodwill impairment	—	1,158,000	(1,158,000)	100%
Total operating expenses	$664,951	$1,910,658	$(1,245,707)	(65)%
Cost of Customer Agreements and Incentives. The $24.6 million increase in Cost of customer agreements and incentives was primarily due to the new systems placed in service in the period from October 1, 2023 through September 30, 2024, plus a full quarter of costs recognized in the third quarter of 2024 for systems placed in service in the third quarter of 2023 versus only a partial amount of such expenses related to the period in which the assets were in service in 2023.
The Cost of customer agreements and incentives decreased to 76% of revenue from customer agreements and incentives during the three months ended September 30, 2024, from 90% during the three months ended September 30, 2023. This decrease is primarily due to customer pricing increases catching up to costs.

Cost of Solar Energy Systems and Product Sales. The $109.0 million decrease in Cost of solar energy systems and product sales was primarily due to the corresponding net decrease in the solar energy systems and product sales discussed above.
The Cost of solar energy systems and product sales remained consistent at 95% of revenue from Solar energy systems and product sales during the three months ended September 30, 2024, when compared with the three months ended September 30, 2023.
Sales and Marketing Expense. The $13.9 million decrease in Sales and marketing expense was primarily attributable to decreases in headcount driving lower employee compensation and costs to acquire customers through our sales lead generating partners. Included in Sales and marketing expense is $20.9 million and $13.5 million of amortization of costs to obtain Customer Agreements for the three months ended September 30, 2024 and 2023, respectively.
Research and Development Expense. The $3.1 million increase in Research and development expense was primarily attributable to an increase in headcount driving higher employee compensation costs.
General and Administrative Expense. The $7.3 million increase in General and administrative expenses was primarily attributable to information technology related consulting costs, as well as an increase in stock-based compensation costs.
Goodwill Impairment. The $1.2 billion decrease in Goodwill impairment expense related to an impairment charge of $1.2 billion that was a result of an interim impairment test performed during the three months ended September 30, 2023, with no such comparable charge in the three months ended September 30, 2024.
Non-Operating Expenses, net

	Three Months Ended September 30,		Change
	2024	2023	$	%

	(in thousands)
Interest expense, net	$(215,615)	$(171,288)	$(44,327)	26%
Other (expense) income, net	$(82,598)	$77,673	$(160,271)	(206)%

Interest Expense, net. The increase in Interest expense, net of $44.3 million was primarily related to additional non-recourse debt entered into subsequent to September 30, 2023. Included in net interest expense is $8.8 million and $7.9 million of non-cash interest recognized under Customer Agreements that have a significant financing component for the three months ended September 30, 2024 and 2023, respectively.

Other (Expense) Income, net. The decrease in other income, net of $160.3 million related primarily to losses on derivatives.
Income Tax (Benefit) Expense

	Three Months Ended September 30,		Change
	2024	2023	$	%

	(in thousands)
Income tax (benefit) expense	$(13,803)	$29,846	$(43,649)	(146)%

The increase in income tax (benefit) expense of $43.6 million is primarily attributable to increased losses allocable to the controlling interest (excluding the goodwill impairment charge in 2023), increased benefit from transferring investment tax credits, and increased expense related to the valuation allowance on federal net operating losses in the current year compared to prior year.

Net Loss Attributable to Noncontrolling Interests and Redeemable Noncontrolling Interests

	Three Months Ended September 30,		Change
	2024	2023	$	%

	(in thousands)
Net loss attributable to noncontrolling interests and redeemable noncontrolling interests	$(328,422)	$(401,479)	$73,057	(18)%

Net loss attributable to noncontrolling interests and redeemable noncontrolling interests was primarily the result of an addition of 7 new investment funds since September 30, 2023, for which the HLBV method was used in determining the amount of net loss attributable to noncontrolling interests. Investment funds generally allocate more loss to the noncontrolling interest in the first several years after fund formation.

Comparison of the Nine Months Ended September 30, 2024 and 2023
Revenue

	Nine Months Ended September 30,		Change
	2024	2023	$	%

	(in thousands)
Customer agreements	$1,030,859	$789,256	$241,603	31%
Incentives	85,794	75,895	9,899	13%
Customer agreements and incentives	1,116,653	865,151	251,502	29%

Solar energy systems	167,535	566,861	(399,326)	(70)%
Products	235,039	311,211	(76,172)	(24)%
Solar energy systems and product sales	402,574	878,072	(475,498)	(54)%
Total revenue	$1,519,227	$1,743,223	$(223,996)	(13)%
Customer Agreements and Incentives. The $241.6 million increase in Revenue from Customer Agreements was primarily due to new systems placed in service in the period from October 1, 2023 through September 30, 2024, plus a full nine months of revenue recognized in 2024 for systems placed in service in the first nine months of 2023 versus only a partial amount of such revenue related to the period in which the assets were in service in 2023. Revenue from incentives consisted primarily of sales of SRECs. The $9.9 million increase related to the timing and volume of SREC sales, which were responsive to market conditions.
Solar Energy Systems and Product Sales. Revenue from solar energy systems sales decreased by $399.3 million compared to the prior year primarily due to an increase in the proportion of customers choosing to enter into a Customer Agreement versus purchasing a system outright using a loan, likely due to increased interest rates. Product sales decreased by $76.2 million, primarily due to the lower average sales price of solar energy products, as well as lower sales volume of solar energy products to installers of solar energy systems compared to the prior year, due to easing of supply chain constraints and wind-down of AEE business.

Operating Expenses

	Nine Months Ended September 30,		Change
	2024	2023	$	%

	(in thousands)
Cost of customer agreements and incentives	$876,581	$789,334	$87,247	11%
Cost of solar energy systems and product sales	411,591	824,830	(413,239)	(50)%
Sales and marketing	466,411	574,061	(107,650)	(19)%
Research and development	30,510	14,153	16,357	116%
General and administrative	173,082	163,957	9,125	6%
Goodwill impairment	—	1,158,000	(1,158,000)	(100)%
Total operating expenses	$1,958,175	$3,524,335	$(1,566,160)	(44)%
Cost of Customer Agreements and Incentives. The $87.2 million increase in Cost of customer agreements and incentives was primarily due to the new systems placed in service in the period from October 1, 2023 through September 30, 2024, plus a full nine months of costs recognized in 2024 for systems placed in service in the nine months of 2023 versus only a partial amount of such expenses related to the period in which the assets were in service in 2023.
The Cost of customer agreements and incentives decreased to 79% of revenue from customer agreements and incentives during the nine months ended September 30, 2024, from 91% during the nine months ended September 30, 2023. This decrease is primarily due to customer pricing increases catching up to costs.
Cost of Solar Energy Systems and Product Sales. The $413.2 million decrease in Cost of solar energy systems and product sales was primarily due to the corresponding net decrease in the solar energy systems and product sales discussed above.
The Cost of solar energy systems and product sales increased to 102% of revenue from solar energy systems and product sales during the nine months ended September 30, 2024, from 94% during the nine months ended September 30, 2023, primarily as the result of a $22.1 million increase in inventory reserves recorded in the first quarter of fiscal 2024 related to the wind-down of the AEE Solar operations.
Sales and Marketing Expense. The $107.7 million decrease in Sales and marketing expense was primarily attributable to decreases in headcount driving lower employee compensation and costs to acquire customers through our sales lead generating partners. Included in Sales and marketing expense is $55.2 million and $39.5 million of amortization of costs to obtain Customer Agreements for the nine months ended September 30, 2024 and 2023, respectively.
Research and Development Expense. The $16.4 million increase in Research and development expense was primarily attributable to an increase in headcount driving higher employee compensation costs, as well as an increase in support related consulting costs.
General and Administrative Expense. The $9.1 million increase in General and administrative expenses was primarily related to an increase in information technology related consulting costs, when compared to the nine months ended September 30, 2023.
Goodwill Impairment. The $1.2 billion decrease in Goodwill impairment expense related to an impairment charge of $1.2 billion that was a result of an interim impairment test performed during the nine months ended September 30, 2023, with no such comparable charge in the nine months ended September 30, 2024.

Non-Operating Expenses, net

	Nine Months Ended September 30,		Change
	2024	2023	$	%

	(in thousands)
Interest expense, net	$(614,981)	$(471,163)	$(143,818)	31%
Other income, net	$71,710	$93,744	$(22,034)	(24)%

Interest Expense, net. The increase in Interest expense, net of $143.8 million was primarily related to additional non-recourse debt entered into subsequent to September 30, 2023. Included in net interest expense is $25.7 million and $23.0 million of non-cash interest recognized under Customer Agreements that have a significant financing component for the nine months ended September 30, 2024 and 2023, respectively.

Other Income, net. The decrease in Other income, net of $22.0 million related primarily to an increase in losses on derivatives during the nine months ended September 30, 2024.
Income Tax Benefit

	Nine Months Ended September 30,		Change
	2024	2023	$	%

	(in thousands)
Income tax benefit	$(26,953)	$(11,096)	$(15,857)	143%

The increase in income tax benefit of $15.9 million is primarily attributable to reduced losses allocable to the controlling interest (excluding the goodwill impairment charge in 2023), increased benefit from transferring investment tax credits, and increased expense related to the valuation allowance on federal net operating losses in the current year compared to prior year.
Net Loss Attributable to Noncontrolling Interests and Redeemable Noncontrolling Interests

	Nine Months Ended September 30,		Change
	2024	2023	$	%

	(in thousands)
Net loss attributable to noncontrolling interests and redeemable noncontrolling interests	$(922,756)	$(893,062)	$(29,694)	3%

Net loss attributable to noncontrolling interests and redeemable noncontrolling interests was primarily the result of an addition of 7 new investment funds since September 30, 2023, for which the HLBV method was used in determining the amount of net loss attributable to noncontrolling interests. Investment funds generally allocate more loss to the noncontrolling interest in the first several years after fund formation.

Liquidity and Capital Resources
As of September 30, 2024, we had cash of $533.9 million, which consisted of cash held in checking and savings accounts with financial institutions. We finance our operations mainly through a variety of financing fund arrangements that we have formed with fund investors, cash generated from our sources of revenue and borrowings from secured credit facilities arrangements with syndicates of banks and from secured, long-term non-recourse loan arrangements. In 2023, we received $1.0 billion of new commitments on secured credit facilities arrangements with syndicates of banks and $0.8 billion of commitments from secured, long-term non-recourse loan arrangements. Our principal uses of cash are funding our business, including the costs of acquisition and installation of solar energy systems, satisfaction of our obligations under our debt instruments and other working capital requirements. As of September 30, 2024, we had outstanding borrowings of $392.5 million on our $447.5 million credit facility maturing in March 2027. In February 2024, we amended one of our subsidiary’s senior secured credit facility to, among other things, increase the total commitments from $1.8 billion to $2.4 billion and extend the maturity date from April 2025 to April 2028. In July 2024, we amended the same senior secured credit facility to increase total commitments from $2.4 billion to $2.6 billion. In February 2024, we amended our bank line of credit to, among other things, reduce the total commitments from $600.0 million to $447.5 million, and to extend the maturity date from January 2025 to November 2025. As of September 30, 2024, this maturity date was automatically extended to March 1, 2027, due to us maintaining funds on deposit in a collateral account equal to an amount sufficient to repay at the scheduled maturity all of our 0% Senior Convertible Notes due 2026 that are outstanding as of September 30, 2024 and being otherwise in compliance with our quarter-end liquidity covenant.
Additionally, we have purchase commitments, which have the ability to be canceled without significant penalties, with multiple suppliers to purchase $125.4 million of photovoltaic modules, inverters and batteries by the end of the first quarter of 2025. In February 2024, we issued $475.0 million of convertible senior notes with a maturity date of March 1, 2030, for net proceeds of approximately $470.1 million. Our business model requires substantial outside financing arrangements to grow the business and facilitate the deployment of additional solar energy systems. The solar energy systems that are operational are expected to generate a positive return rate over the term of the Customer Agreement, typically 20 or 25 years. However, in order to grow, we will continue to be dependent on financing from outside parties. If financing is not available to us on acceptable terms if and when needed, we may be required to reduce planned spending, which could have a material adverse effect on our operations. While there can be no assurances, we anticipate raising additional required capital from new and existing investors. We believe our cash, investment fund commitments and available borrowings as further described below will be sufficient to meet our anticipated cash needs for at least the next 12 months. We believe we will meet longer-term expected future cash requirements and obligations through a combination of cash flows from operating activities, available cash balances, and available credit via our credit facilities. The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2024	2023

	(in thousands)
Consolidated cash flow data:
Net cash used in operating activities	$(507,794)	$(704,733)
Net cash used in investing activities	(1,908,612)	(1,952,019)
Net cash provided by financing activities	2,439,185	2,655,674
Net change in cash and restricted cash	$22,779	$(1,078)
Operating Activities
During the nine months ended September 30, 2024, we used $507.8 million in net cash from operating activities. The driver of our operating cash outflow consisted of the cost of our revenue, as well as sales, marketing and general and administrative costs. During the nine months ended September 30, 2024, our operating cash outflows were $344.1 million from our net loss excluding non-cash and non-operating items. Changes in working capital resulted in a net cash outflow of $163.7 million.

During the nine months ended September 30, 2023, we used $704.7 million in net cash from operating activities. The driver of our operating cash outflow consisted of the cost of our revenue, as well as sales, marketing and general and administrative costs. During the nine months ended September 30, 2023, our operating cash outflows were $481.2 million from our net loss excluding non-cash and non-operating items. Changes in working capital resulted in a net cash inflow of $223.5 million.
Investing Activities
During the nine months ended September 30, 2024, we used $1.9 billion in cash in investing activities. The majority was used to design, acquire and install solar energy systems and components under our long-term Customer Agreements.

During the nine months ended September 30, 2023, we used $2.0 billion in cash in investing activities. The majority was used to design, acquire and install solar energy systems and components under our long-term Customer Agreements.
Financing Activities
During the nine months ended September 30, 2024, we generated $2.4 billion from financing activities. This was primarily driven by $1.6 billion in net proceeds from debt, $816.6 million in net proceeds from fund investors, $12.0 million in net proceeds from stock-based awards activity, and $5.2 million in proceeds from state tax credits, net of recapture, offset by $21.4 million in acquisition of noncontrolling interests and $20.6 million in repayments under finance lease obligations.
During the nine months ended September 30, 2023, we generated $2.7 billion from financing activities. This was primarily driven by $1.8 billion in net proceeds from debt, $945.7 million in net proceeds from fund investors, $14.2 million in net proceeds from stock-based awards activity, and $4.0 million in proceeds from state tax credits, net of recapture, offset by $46.3 million in acquisition of noncontrolling interests and $16.8 million in repayments under finance lease obligations.

Debt and Investment Fund Commitments
As of September 30, 2024, we had committed and available capital of approximately $405.2 million that may only be used to purchase and install solar energy systems. We intend to establish new investment funds in the future, and we may also use debt, equity or other financing strategies to finance our business. For a discussion of the terms and conditions of debt instruments and changes thereof in the period, refer to Note 8, Indebtedness, to our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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

In connection with that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective and designed to provide reasonable assurance that the information required to be disclosed is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms as of September 30, 2024. As such term is defined in Rules 13a-15(e) and

15d-15(e) under the Exchange Act, “disclosure controls and procedures” means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
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

For example, on April 24, 2024, new antidumping (“AD”) and countervailing duty (“CVD”) petitions were filed against Cambodia, Malaysia, Thailand, and Vietnam. AD and CVD measures (typically, in the form of tariffs) are used to remedy the economic advantage created by unfair foreign pricing and government subsidies. The U.S. Department of Commerce (“Commerce”) is responsible for investigating dumping and subsidization. Preliminary determinations in the AD investigations are expected to be released around November 27, 2024. Importers would then be required to pay cash deposits (estimated duties) on entries of cells and modules from the subject countries. Preliminary determinations in CVD investigations were issued on October 1, 2024 with Commerce finding injury and imposing CVD levels that averaged from 8-10% (with specific rates varying depending on the country and the company investigated). If Commerce determines that “critical circumstances” exist, they will order the retroactive collection of duty deposits for entries made during the 90-day period before the publication date of the preliminary determination.

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

In August 2021, an anonymous group of U.S. solar manufacturers filed petitions with Commerce alleging that Chinese companies were evading antidumping and countervailing duty orders on crystalline silicon photovoltaic cells and modules, which are used in the production of solar panels. Ultimately, Commerce objected to the anonymous nature of the petition, and it expired. Subsequently, on February 8, 2022, Auxin Solar, a U.S.-based solar panel manufacturer, submitted a petition to Commerce to request country-wide circumvention inquiries pursuant to Section 781(b) of the Tariff Act of 1930 concerning crystalline silicon photovoltaic cells and modules assembled in Malaysia, Thailand, Vietnam and Cambodia using Chinese inputs. On April 1, 2022, Commerce initiated the inquiries, and, after conducting an investigation, issued a preliminary decision on December 2, 2022, recommending that the Biden Administration impose tariffs on certain solar panel imports from the Southeast Asian countries. However, prior to Commerce issuing its preliminary decision, the Biden Administration in June 2022 issued Presidential Proclamation 10414, which paused the collection of any new anti-dumping or countervailing duty of certain solar cells and modules imported from Cambodia, Malaysia, Thailand, and Vietnam until June 2024. In December 2023, Auxin Solar, a U.S.-based solar panel manufacturer filed a lawsuit seeking to overturn the regulations implementing Presidential Proclamation 10414 and overturn the Biden Administration’s moratorium on additional duties and tariffs on certain solar cells and modules imported from Cambodia, Malaysia, Thailand, or Vietnam. In addition, with the expiration of Presidential Proclamation 10414, panel prices may increase.

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

While interest rates had been at long-term historic lows during large parts of our operating history, they increased in recent years, and may continue to increase in the future. Rising interest rates, including the historic increases starting in 2021, have resulted and may continue to result in a decrease in our advance rates, reducing the proceeds we receive from certain investment funds. Because our financing structure is sensitive to volatility in interest rates, higher rates increase our cost of capital and decrease the amount of capital available to us to finance the deployment of new solar energy systems. Additionally, we have selectively increased pricing in many markets in prior years in response to higher interest rates, and may do so in the future, which may impact the overall attractiveness of our offerings to potential new customers. Our future success depends on our ability to raise capital from fund investors and obtain secured lending to help finance the deployment of our solar service offerings. Part of our business strategy is to seek to reduce our cost of capital through such financing arrangements to improve our margins, offset reductions in government incentives and maintain the price competitiveness of our solar service offerings. Rising base interest rates or credit spreads, which have been, and may continue to be, worsened by inflation, an economic recession, or other variables, may have an adverse impact on our ability to offer attractive pricing on our solar service offerings to customers, which could negatively impact sales of our solar energy offerings and our cash flows. Because we typically enter into interest rate swaps shortly after the installation of a system, we are subject to higher interest rate risk between customer pricing through system installation, which may cause volatility to our cash flows.

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

In connection with our issuance of the convertible senior notes due 2026 in January 2021 and the convertible senior notes due 2030 in February 2024, we entered into privately negotiated capped call transactions (the “Capped Call transactions”) with certain financial institutions (the “option counterparties”). The option counterparties are financial institutions or affiliates of financial institutions, and we will be subject to the risk that one or more of such option counterparties may default under the Capped Call transactions. Our exposure to the credit risk of the option counterparties will not be secured by any collateral. If any option counterparty becomes subject to bankruptcy or other insolvency proceedings, with respect to such option counterparty’s obligations under the relevant Capped Call transaction, we will become an unsecured creditor in those proceedings with a claim equal to our exposure at that time under such transaction. Our exposure will depend on many factors but, generally, an increase in our exposure will be positively correlated to an increase in our common stock market price and in the volatility of the market price of our common stock. In addition, upon a default by any of the option counterparties, we may suffer adverse tax consequences and dilution with respect to our common stock. We can provide no assurance as to the financial stability or viability of any of the option counterparties.

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

In connection with the value attributed to exported electricity, net metering (“NEM”) has traditionally been the main policy mechanism to measure and value exported electricity sent back to the grid in the markets within which we do business. That value has always varied depending on the retail price of power in a certain market, substantial differences in rate design per market, and NEM market specific differences, including detail around how to carry over NEM credits, whether or not to cap the amount of net metered solar in a specific market, or how a specific market values the exported electricity. A substantial majority of the markets in which we operate have implemented NEM policies, allowing end customers to receive credits for the electricity not consumed on site and exported to the grid.

Some states, including our largest market of California, have moved away from the traditional retail NEM credit structure of paying the full retail rate for exported electricity, and instead, such states have chosen to value excess generation by customers’ solar systems in different ways. In 2016, the Arizona Corporation Commission (“ACC”) replaced retail NEM with a declining fixed export rate. In 2017, Nevada implemented a reduced credit step down to NEM credits over time. Hawaii, a state with extremely high distributed solar penetration, effectively ended NEM in 2016 and has since become a solar plus battery market, with programs that utilize additional values from aggregated distributed resources, including rooftop solar paired with batteries, to support grid needs. At the end of 2024, Illinois is set to transition from traditional retail NEM to a Smart Solar Billing tariff, which includes an upfront payment to value the benefits solar brings to the distribution system paired with a time-varying export rate that can be responded to by utilizing solar paired with batteries. Many states across the United States have traditionally set limits on the amount of rooftop solar that can be exported for retail credit and there is a long legislative and regulatory history of those limitations being extended in various states, including California, New Jersey, Illinois, North Carolina, and South Carolina.

Our ability to sell our solar service offerings may be adversely impacted by the failure to extend existing limits or “caps” to retail NEM or the elimination of other existing policies that value exported electricity to the grid. On April 26, 2022, Florida Governor DeSantis vetoed legislation that would have established a threshold date and percentage trigger when retail NEM could have faced declines in the immediate export rate in Florida. New Jersey currently has no NEM cap but reached a threshold that triggers regulatory review of its NEM policy, which will proceed over the next two years. Recently, the Fiscal Oversight and Management Board of Puerto Rico filed a lawsuit that would require the Puerto Rico Energy Board in 2025 to review and determine the future of NEM, which could revise or reverse Puerto Rico’s Act 10, which had unanimously extended NEM through 2031.

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

The final California NEM decision presents a significant change to the residential solar market in California. Under this new framework, storage paired with solar has a heightened value proposition to customers, and we have seen an increased demand for our solar plus storage offerings, thereby increasing the importance of procuring a variety of battery storage products and potentially accentuating supply chain risks related to battery storage systems. The new NBT pricing framework may also result in the introduction of new product offerings and pricing structures by our competitors throughout the solar and utilities industries, and has led to our introduction of Sunrun Shift™, our home solar subscription offering that maximizes the value of solar energy under California’s NBT by increasing self-consumption during peak hours when rates are highest and reducing low-value exports back to the grid through the use of a new storage configuration. This may also result in increased competition and uncertainty regarding the demand for such new products and offerings, which may adversely impact our business and results of operations. Recently, California Governor Newsom issued an executive order directing the CPUC and other state agencies to evaluate and report on efforts to address rising electricity costs, and the potential impact of this executive order is still unclear.

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

Policy can impact solar installation completion timelines. For example, in fall 2022, California passed SB 379, which imposes a required timeline for cities and counties to implement an online, automated solar permitting platform like SolarAPP+. Cities with populations over 50,000 and counties with populations over 150,000 were required to have instant, online, automated residential solar and storage permitting as of September 30, 2023, which may increase the speed at which we install solar systems. The remaining, smaller jurisdictions were required to implement instant, online residential solar and storage permitting by September 30, 2024.

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

We typically bear the risk of loss and are generally obligated to cover the cost of maintenance, repair and removal for any solar energy system that we sell or lease to our investment funds. At the time we sell or lease a solar energy system to an investment fund, we enter into a maintenance services agreement where we agree to operate and maintain the system for a fixed fee that is calculated to cover our future expected maintenance costs. If our solar energy systems require an above-average amount of repairs or if the cost of repairing systems were higher than our estimate, we would need to perform such repairs without additional compensation. If our solar energy systems, more than 45% of which were located in California as of September 30, 2024, are damaged as the result of a natural disaster beyond our control, losses could exceed or be excluded from, our insurance policy limits, and we could incur unforeseen costs that could harm our business and financial condition. We may also incur significant costs for taking other actions in preparation for, or in reaction to, such events. We purchase property insurance with industry standard coverage and limits approved by an investor’s third-party insurance advisors to hedge against such risk, but such coverage may not cover our losses.

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

As of September 30, 2024, California represented over 45% of our customer base. This concentration of our customer base and operational infrastructure could lead to our business and results of operations being particularly susceptible to adverse economic, regulatory, political, weather and other conditions in this market and in other markets that may become similarly concentrated, in particular the east coast, where we have seen significant growth recently. Recent changes to net metering policy and the tariff structure in California in December 2022 have created additional uncertainty and challenges, given the size of our customer base in California. Originations in California continue to be below levels prior to the NBT transition, and without further increases in originations, our new installations in California may continue to decline compared to prior periods, which could have a material adverse effect on our business operations and financial performance.

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

Our Customer Agreements are typically for 20 or 25 years and require the customer to make monthly payments to us. Accordingly, we are subject to the credit risk of customers. As of September 30, 2024, the average FICO score of our customers under a Customer Agreement with a monthly payment schedule remained at or above 740, which is generally categorized as a “Very Good” credit profile by the Fair Isaac Corporation. However, this may decline to the extent FICO score requirements under future investment funds are relaxed. While customer defaults have been immaterial to date, we expect that the risk of customer defaults may increase as we grow our business. Due to the immaterial amount of customer defaults to date, our reserve for this exposure is minimal, and our future exposure may exceed the amount of such reserves. If we experience increased customer credit defaults, our revenue and our ability to raise new investment funds could be adversely affected. If economic conditions worsen, certain of our customers may face liquidity concerns and may be unable to satisfy their payment obligations to us on a timely basis or at all, which could have a material adverse effect on our financial condition and results of operations.

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

In addition to data privacy and security laws, we are or may become contractually subject to industry standards adopted by industry groups, such as the Payment Card Industry Data Security Standard (“PCI DSS”). Noncompliance by us or third parties on whom we rely with PCI-DSS can result in penalties ranging from $5,000 to $100,000 per month by credit card companies, litigation, damage to our reputation, and revenue losses.

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

In June 2023, the CSLB initiated a formal rule proposal to allow solar installers (C-46 license holders) to continue to install energy storage systems less than 80 kWh when “incidental and supplemental” to the installation of a PV system, but would require the use of a C-10 license holder for repair and retrofit work. The proposed rule was adopted by the CSLB on April 18, 2024. The Office of Administrative Law approved the proposed rule on June 5, 2024, and the rule was set to be effective as of October 1, 2024. However, there is currently a preliminary injunction in the case and the CSLB is enjoined from taking any action to enforce or implement the regulation pending resolution of the case. The energy storage systems that we install in the residential market typically do not exceed 80 kWh.

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

Forthcoming further regulations and guidance on the ITC bonus credits and allocation process will be necessary to determine whether, to what extent, and when we may benefit from the bonus credits, and our ability to incorporate them into our business operations, which will be further impacted by when the U.S. Treasury promulgates additional guidance and the official regulations. The U.S. Treasury is expected to issue proposed and/or final rules on the Energy Communities Bonus Credit, the Domestic Content Bonus Credit and the Clean Electricity Low-Income Communities Bonus Credit Program in late 2024 or early 2025.

The federal government also currently offers a Residential Clean Energy Credit, for the installation of certain solar power facilities owned by residential taxpayers, which is applicable to customers who purchase a solar energy system outright as opposed to entering into a Customer Agreement.

We and our tax equity partners have claimed and expect to continue to claim ITCs with respect to qualifying solar energy projects. However, the application of law and guidance regarding ITC eligibility to the facts of particular solar energy projects is subject to a number of uncertainties, in particular with respect to the new IRA provisions for which U.S. Treasury regulations (“Treasury Regulations”) will continue to be forthcoming, and there can be no assurance that the IRS will agree with our approach in the event of an audit. The U.S. Treasury is expected to continue issuing Treasury Regulations and additional guidance with respect to the application of the newly enacted IRA provisions, and the IRS and U.S. Treasury may modify existing guidance, possibly with retroactive effect. For example, on November 17, 2023 the U.S. Treasury published a Notice of Proposed Rulemaking (“NPRM”) titled “Definition of Energy Property and Rules Applicable to the Energy Credit,” which will update the rules and regulations of the Section 48 ITC. Additionally, on January 1, 2025, the ITC framework of Section 48 that the solar industry has historically relied upon will shift to the “tech-neutral” Section 48E Clean Electricity Investment Tax Credit. This transition may create uncertainty regarding the implementation of Section 48E and any potential U.S. Treasury guidance related to obtaining ITCs under this new framework, which may cause delays or potentially adverse impacts on our business. Any of the foregoing items could reduce the amount of ITCs available to us and our tax equity partners. In this event, we could be required to indemnify tax equity partners for disallowed ITCs, adjust the terms of future tax equity partnerships, or seek alternative sources of funding for solar energy projects, each of which could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

In December 2017, significant federal tax legislation was enacted, including a change to the corporate tax rate (the “Tax Act”). As part of the Tax Act, the current corporate income tax rate was reduced, and there were other changes including limiting or eliminating various other deductions, credits and tax preferences. This reduction in the corporate income tax rate may have reduced appetite for the Commercial ITC and depreciation benefits available with respect to solar facilities. The IRA implemented a corporate alternative minimum tax of 15% of financial statement income (subject to certain adjustments) for companies that report over $1 billion in profits to shareholders; similar to existing law, business credits (including Commercial ITCs) are limited to 75% of income in excess of $25,000 (with no limit against the first $25,000). We cannot predict whether and to what extent the U.S. corporate income tax rate will change as a result of the outcome of the 2024 presidential election. Congress is constantly considering changes to the tax code. For example, on June 13, 2023, the House Ways & Means Committee passed legislation (H.R. 3938) that, if it became law, would eliminate the IRA’s Section 48E Clean Electricity Investment Credit, which is scheduled to take effect on January 1, 2025. Further limitations on, or elimination of, the tax benefits that support the financing of solar energy under current U.S. law could significantly impact our ability to raise tax equity investment funds or impact the terms thereof, including the amount of cash distributable to our investors. Similarly, any unfavorable interpretations of tax law by the IRS and/or the courts with respect to our financing structures could reduce the willingness of investors to invest in our funds associated with any such structure.

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

We are required under generally accepted accounting principles to test goodwill for impairment at least annually or when events or changes in circumstances indicate that the carrying value may be impaired. Factors that can lead to impairment of goodwill include significant adverse changes in the business climate and actual or projected operating results, declines in the financial condition of our business and sustained decrease in our stock price. During the third quarter of fiscal 2023, we performed an interim quantitative assessment as of September 30, 2023 related to the recoverability of our goodwill for our one reporting unit as a result of a material sustained decline in our stock price. We concluded that the fair value of our one reporting unit did not exceed its carrying value as of September 30, 2023 and recorded an impairment of $2.0 billion in our consolidated statements of operations. As of October 1, 2023, we conducted our annual goodwill impairment test. The test concluded that no additional impairment had occurred during the fourth quarter of 2023. Since our annual impairment test of goodwill for the fiscal year ended December 31, 2023, we have not identified any indicators of goodwill impairment that would require an interim goodwill impairment test.

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

Our executive officers, directors and each of our stockholders who beneficially own 5% or more of our outstanding common stock and their affiliates, in the aggregate, beneficially own approximately 47.1% of the outstanding shares of our common stock, based on the number of shares outstanding as of December 31, 2023. As a result, these stockholders, if acting together, will be able to influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. They may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentrated control may have the effect of delaying or preventing a change in control of our company, could deprive our stockholders of an opportunity to receive a premium for their capital stock and might ultimately affect the market price of our common stock.

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

On August 16, 2024, Paul Dickson, our President and Chief Revenue Officer, terminated a trading plan for the sale of the Company’s common stock that is intended to satisfy the affirmative defense of Rule 10b5-1(c). The trading plan was set to expire on August 15, 2025 and provided for the following transactions, each of which was based upon the Company’s stock price reaching certain price thresholds: (i) the exercise of up to 140,250 stock options and the sale of the underlying shares of common stock, and (ii) the sale of up to 63,266 shares of common stock. Subsequently on August 26, 2024, Mr. Dickson adopted a trading plan for the sale of the Company’s common stock that is intended to satisfy the affirmative defense of Rule 10b5-1(c). The trading plan is set to expire on November 28, 2025 and provides for the following transactions, each of which is subject to the Company's stock price reaching certain price thresholds: (i) the exercise of up to 222,852 stock options and the sale of the underlying shares of common stock, and (ii) the sale of up to 159,233 shares of common stock.

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

10.1
Credit Agreement, dated as of April 20, 2021, by and among Sunrun Luna Portfolio 2021, LLC, as Borrower, Atlas Securitized Products Holdings, L.P., as Administrative Agent, Wells Fargo Bank, National Association, as Collateral Agent and Paying Agent, and the Lenders and Funding Agents party thereto from time to time, as amended by the Amendment to the Credit Agreement, dated as of May 5, 2021, the Second Amendment to Credit Agreement, dated as of October 8, 2021, the Third Amendment to Credit Agreement, dated as of March 23, 2022, Fourth Amendment to Credit Agreement and First Amendment to Amended and Restated Custodial Agreement, dated as of May 10, 2023, the Fifth Amendment to Credit Agreement and First Amendment to Transaction Management Agreement, dated as of December 27, 2023, the Sixth Amendment to the Credit Agreement, dated as of February 16, 2024, and the Seventh Amendment to the Credit Agreement, dated as of July 31, 2024.
		8-K	001-37511	10.1	8/6/2024

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1†	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Schema Linkbase Document.

101.CAL	XBRL Taxonomy Definition Linkbase Document.

101.DEF	XBRL Taxonomy Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Labels Linkbase Document.

101.PRE	XBRL Taxonomy Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.INS, 101.SCH, 101.CAL, 101.DEF, 101.LAB, and 101.PRE)

_____________________

†	The certifications attached as Exhibit 32.1 that accompany this Quarterly Report on Form 10-Q are deemed furnished and not filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Sunrun Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUNRUN INC.

Date: November 7, 2024	By:	/s/ Mary Powell
Mary Powell
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Danny Abajian
Danny Abajian
Chief Financial Officer
(Principal Financial and Accounting Officer)