Form 10-K
period 2024-12-31
Sunrun Inc.
filed 2025-02-27
CIK 1469367

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes ☒    No  ☐
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes  ☐    No  ☒
Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒    No ☐
Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files).     Yes  ☒    No  ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.       ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.       ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).       ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The Nasdaq Stock Market on June 30, 2024 was approximately $2.6 billion.
As of February 21, 2025, the number of shares of the registrant’s common stock outstanding was 226,209,702.
Portions of the information called for by Part III of this Form 10-K are hereby incorporated by reference from the definitive Proxy Statements for our annual meeting of stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2024.

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
•Trade policies and international relations between the U.S. and key solar manufacturing countries continue to evolve. The imposition of new duties, tariffs, or other trade barriers—whether by the U.S. government or in retaliation by other nations—may disrupt supply chains, increase costs, and create uncertainty in our business operations.

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

PART I
Item 1. Business.
Overview
Sunrun's (the “Company,” “our,” “we”) mission is to connect people to the cleanest energy on earth. Sunrun transformed the solar industry in 2007 by removing financial barriers and democratizing access to locally-generated, renewable energy. Today, Sunrun is the nation’s leading provider of clean energy as a subscription service, offering residential solar and storage with no upfront costs. Sunrun’s innovative products and solutions can connect homes to the cleanest energy on earth, providing them with energy security, predictability, and peace of mind. Sunrun also manages energy services that benefit communities, utilities, and the electric grid while enhancing customer value.

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

We have experienced substantial growth in our business and operations since our inception in 2007, as well as through our acquisition of Vivint Solar on October 8, 2020. As of December 31, 2024, we operated the largest fleet of residential solar energy systems in the United States. We have a Networked Solar Energy Capacity of 7,531 megawatts as of December 31, 2024, which represents the aggregate megawatt production capacity of our solar energy systems that have been recognized as deployments, from our inception through the measurement date. Gross Earning Assets as of December 31, 2024 were approximately $17.8 billion. Please see the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Key Operating Metrics” for more details on how we calculate Networked Solar Energy Capacity and Gross Earning Assets.

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
The combination of direct-to-consumer, solar partnerships and strategic partnerships offers distinct advantages. The direct-to-consumer channel allows us to scale rapidly, drive incremental unit costs down over the long term, and refine operational processes to share with our partners. Our solar partnerships and strategic partnerships enable nimble market entry and exit, while allowing for capital efficient growth. Together, this multi-channel strategy supported by our open platform allows us to reach more customers with our leading solar service offerings without compromising our ability to provide exceptional customer service.
Customer Agreements
Since we were founded in 2007, we have been providing solar energy to residential customers at prices typically below utility rates through a variety of offerings, most commonly through our leases and power purchase agreements which we refer to as our Customer Agreements. Under our Customer Agreements, customers have the right to use and consume all electricity produced by the solar energy system on a continuous basis or, for customers who also opted for our battery storage offerings, stored in batteries which can be discharged as needed. Most Customer Agreements, other than those billed based on generation, entitle the customer to a refund for underproduction below a guaranteed amount, which we refer to as our "performance guarantee." Either directly or through a solar partner, we construct a solar energy system on a customer’s home which generates electricity at set prices through Customer Agreements which typically have an initial term of 20 or 25 years. Rates for both forms of our Customer Agreements can be fixed for the duration of the contract or escalated at a pre-determined percentage annually. Upon installation, a system is interconnected to the local utility grid. The home’s energy usage is provided by the solar energy system with any additional energy needs provided by the local utility. Any excess solar energy that is not immediately used by our customers or stored in batteries is exported to the utility grid using a bi-directional utility net meter, and in states with net metering, customers generally receive a credit for this excess power from their utility to offset future usage of utility-generated energy.
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

If a customer sells his or her home, the customer has the right to purchase the system or assign the Customer Agreement to the new homeowner, provided the new homeowner meets our credit requirements and agrees to be bound by the terms and conditions of the Customer Agreement. In connection with this service transfer, the customer may prepay all or a portion of the remaining payments due under the Customer Agreement to lower or eliminate the monthly rate to be paid by the new homeowner. If the customer fails to purchase the system or assign the Customer Agreement to a new homeowner, we may negotiate directly with the new homeowner to transfer the Customer Agreement (at times on modified terms) and/or look to the original customer to pay all remaining payments due. We have completed thousands of service transfers and, from inception through December 31, 2024, the aggregate expected net present value of the Customer Agreements once assigned represented approximately 100% of what it was prior to assignment.
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
Supply Chain
We purchase equipment, including solar panels, inverters and batteries from a limited number of manufacturers and suppliers. If we fail to maintain or expand our relationships with these suppliers and manufacturers, or if one or more that we rely upon to meet anticipated demand reduces or ceases production, it may be difficult to quickly identify and qualify alternatives on acceptable terms. In addition, equipment prices may increase in the coming years, or not decrease at the rates we historically have experienced, due to tariffs or other factors. As discussed in Item 1A. Risk Factors “We have historically benefited from declining costs in our industry, and our business and financial results may be harmed as a result of recent and any continued increases in costs associated with our solar service offerings and any failure of these costs to continue declining as we currently expect. If we do not reduce our cost structure in the future, our ability to continue to be profitable may be impaired.” Section 201 tariffs on solar modules were imposed beginning in 2018 and were extended through 2026.

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
Competition
We believe that our primary competitors are the traditional utilities that supply electricity to our potential customers. We compete with these traditional utilities primarily based on price (cents per kilowatt hour), predictability of future prices (by providing pre-determined annual price escalations), the backup power capabilities of our battery storage solution, and the ease by which customers can switch to electricity generated by our solar energy systems.

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
We also face competition from purely finance-driven organizations that acquire customers and then subcontract out the installation of solar energy systems, from installation businesses that seek financing from external parties, to large construction companies and utilities and sophisticated electrical and roofing companies.
Intellectual Property
As of December 31, 2024, we had 61 issued patents and 11 filed patent applications in the United States relating to a variety of aspects of our solar solutions. Our issued U.S. patents will expire 20 years from their respective filing dates, with the earliest expiring in 2029. We intend to file additional patent applications as we continue to innovate through our research and development efforts.
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
Our operations are subject to stringent and complex federal, state and local laws, including regulations governing the occupational health and safety of our employees and wage regulations. For example, we are subject to the requirements of the federal Occupational Safety and Health Act, as amended (“OSHA”), the U.S. Department of Transportation (“DOT”), and comparable state laws that protect and regulate employee health and safety. We endeavor to maintain compliance with applicable DOT, OSHA and other comparable government regulations. However, we have in the past experienced workplace accidents and received citations from regulators resulting in fines, as discussed in Item 1A. Risk Factors “Compliance with occupational safety and health requirements and best practices can be costly, and noncompliance with such requirements may result in potentially significant penalties, operational delays and adverse publicity.” These incidents have not had a material impact on our business or our relations with our employees.
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

Government Incentives
Federal, state and local government bodies provide incentives to owners, distributors, system integrators and manufacturers of solar energy systems to promote solar energy in the form of rebates, tax credits, payments for renewable energy credits associated with renewable energy generation and exclusion of solar energy systems from property tax assessments. These incentives enable us to lower the price we charge customers for energy from, and to lease, our solar energy systems, helping to catalyze customer adoption of solar energy as an alternative to utility-provided power. In addition, for some investors, the acceleration of depreciation creates a valuable tax benefit that reduces the overall cost of the solar energy system and increases the return on investment. The federal government also currently offers an investment tax credit (“Commercial ITC”) under Section 48(a) of the Internal Revenue Code of 1986, as amended (the “Code”) as well as a technology-neutral investment tax credit under Section 48(E) of the Code (the “48E Credit” and collectively with the Commercial ITC, the “ITCs”), for the installation of certain energy properties, including solar power facilities and energy storage owned for business purposes.
The Inflation Reduction Act of 2022 (the “IRA”) was signed into law by President Biden on August 16, 2022, and some of its notable provisions include:
•the eligibility of solar facilities placed in service in 2022 (regardless of when construction began) and prior to January 1, 2025, or, at the election of the taxpayer, solar facilities that began construction prior to January 1, 2025 and are placed in service on or after January 1, 2025, for a 30% Commercial ITC under Section 48(a) of the Code (assuming apprenticeship and prevailing wage requirements are met; these requirements are deemed met for projects less than 1 MW), with standalone storage beginning in 2023;
•in the absence of meeting apprenticeship and prevailing wage requirements, the “base” amount of the Commercial ITC is 6% for facilities beginning construction prior to January 1, 2025 and 2% thereafter (however, as indicated above, the majority of our business qualifies for 30% credits upon which “bonus credits” could increase the total credit amount up to 70% in certain circumstances);
•the eligibility of solar and storage facilities that begin construction after December 31, 2024 (or began construction prior to January 1, 2025 but do not elect application of the Commercial ITC) and are placed in service after 2024 and through at least 2033 (with phase down for projects that begin construction after (i) 2033 or (ii) if later, the first year after the year in which the U.S. Department of Treasury determines greenhouse gas emissions from the production of electricity in the United States are no more than 25% of 2022 levels), for a 30% 48E Credit (assuming application of same apprenticeship and prevailing wage requirements outlined above); and
•several new ITC bonus credits under both the Commercial ITC and the 48E Credit, which apply to certain facilities placed in service beginning in 2023, including those meeting certain domestic content requirements, those located in “Energy Communities,” and those located in or that benefit low-income communities and tribal communities.
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
We and our tax equity partners have claimed and expect to continue to claim ITCs with respect to qualifying solar energy projects. In structuring tax equity partnerships and determining ITC eligibility, we have relied upon applicable tax law and published IRS guidance. The U.S. Treasury issued final regulations on the Commercial ITCs in December 2024 and on the 48E Credits and the ITC bonus credit for low-income communities in 2023 and is expected to issue final rules on the other ITC bonus credits in 2025. Some of these final rules may be subject to Congressional Review Act (“CRA”) challenges in 2025, based on legal outcomes determining whether certain final rules are subject to the CRA. Notably, the U.S. Treasury has not issued proposed or final rules on the Energy Communities Bonus Credit or the Domestic Content Bonus Credit, so we continue to rely on other published IRS guidance in this regard.
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
While there are numerous federal, state and local government incentives that benefit our business, some adverse actions, interpretations or determinations of new or existing laws or regulations could have a negative impact on our business. For example, in the future, Congress could revise or eliminate certain provisions in the IRA that could negatively impact our business, such as reducing the percentage or duration of the ITCs. Federal agencies may also issue tax guidance or regulations that could negatively impact our business, by, for example, narrowing the applicability of ITC bonus credits or preventing certain businesses from participating.
Human Capital Management
At Sunrun, our human capital strategy is to attract, retain and develop the highest quality workforce. We do this by providing a differentiated company culture and employee experience, including through our compensation and benefits programming; and through the support of our employees’ career mobility, leadership development, continuous education and upskilling. In 2024, we invested and deployed a career mobility platform and this is our fourth year offering an education benefit. Through our education benefit, we develop future leaders with curated programs aligned to Sunrun’s priorities, enhancing business skills and job performance. Our career development programming is particularly focused on growing and developing our frontline sales and installation employees, who make up 81% of our workforce. In 2024 we also launched our wellbeing strategy to enhance and support our employees’ mental, physical, social, financial, and career wellbeing.

Inclusion and Diversity. We believe that a culture of belonging creates an engaged and motivated workforce focused on our customers and delivering value for our shareholders. We are focused on ensuring all of our employees are informed and regularly connected to values and performance based leadership through our internal communication platform. To ensure we have a large pool of applicants from a variety of backgrounds, and therefore that we identify the best qualified talent, we develop a diverse slate of qualified candidates to be presented to hiring managers for all new management-level roles and above. Additionally, we require that our interview panels of all new management-level roles and above include a diverse panel of interviewers. We also have minimum requirements for the length in time that many roles are posted to promote in consideration of internal candidates and a broader range of external candidates. In 2024, we fostered deeper talent attraction partnerships with local organizations such as Illinois Solar For All (ILSFA) and military partnerships focused on hiring retiring military service members. We have grown our nine Sunrun Communities (“Employee Resource Groups”) to promote connection, collaboration and communication among our employees, foster inclusivity, and assist in the development and facilitation of programming to support personal and professional development. Annually, as part of our impact report on environment, sustainability and governance, we share details on our strategies, focus areas, outcomes achieved and workforce demographics.

Human Capital. As of December 31, 2024, we had approximately 11,058 full-time employees, inclusive of our active direct-to-home salesforce. We also engage independent contractors and consultants. None of our employees are covered by collective bargaining agreements. We have not experienced any work stoppages.

Health and Safety. At Sunrun, we start with safety. We prioritize the safety, health, and welfare of our team members as part of our people-centric culture. Our safety strategy consists of four pillars: visible leadership, technical qualification and knowledge, operational discipline, and formal safety communications. To reinforce our safety culture of excellence, we have implemented many initiatives, including an expanded fall protection policy; the implementation of a zero-tolerance policy for any life threatening safety violations; a required recurring competent persons and human factors training; regular onsite safety visits from our front-line managers and the executive leadership team; the adoption of a formal rewards and recognition program; and the incorporation of proactive safety targets within bonus structures.
Available Information
Our principal executive offices are located at 600 California Street, Suite 1800, San Francisco, California 94108, and our telephone number is (415) 580-6900. Our website address is www.sunrun.com. Information contained on, or that can be accessed through, our website does not constitute part of this Annual Report on Form 10-K and inclusions of our website address in this Annual Report on Form 10-K are inactive textual references only.

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
We also use the investor relations page on our website as a channel of distribution for important company information. Important information, including press releases, analyst presentations and financial information regarding us, as well as corporate governance information, is routinely posted and accessible on the investor relations page on our website. We encourage investors, the media and others interested in Sunrun to review the information we make public in these locations, as such information could be deemed to be material information, including any information posted to our investor relations page on our website, which has been designated a Regulation FD compliant method of disclosure. Information on or that can be accessed through our website is not part of this Annual Report on Form 10-K, any other report or document we file with the SEC, and the inclusion of our website address is an inactive textual reference only.
The Sunrun design logo, “Sunrun” and our other registered or common law trademarks, service marks or trade names appearing in this Annual Report on Form 10-K are the property of Sunrun Inc. Other trademarks and trade names referred to in this Annual Report on Form 10-K are the property of their respective owners.
Data Privacy and Security
In the ordinary course of our business, we may process personal or sensitive data. Accordingly, we are, or may become, subject to numerous data privacy and security obligations, including federal, state, local, and foreign laws, regulations, guidance, and industry standards related to data privacy, security, and protection. Such obligations may include, without limitation, the European Union’s General Data Protection Regulation 2016/679 (“EU GDPR”), the EU GDPR as it forms part of United Kingdom (“UK”) law by virtue of section 3 of the European Union (Withdrawal) Act 2018 (“UK GDPR”), the ePrivacy Directive, and the Payment Card Industry Data Security Standard (“PCI DSS”). Several states within the United States have enacted or proposed data privacy laws. For example, Virginia passed the Consumer Data Protection Act, and Colorado passed the Colorado Privacy Act. Additionally, we are, or may become, subject to various U.S. federal and state consumer protection laws which require us to publish statements that accurately and fairly describe how we handle personal data and choices individuals may have about the way we handle their personal data.
The California Consumer Privacy Act (“CCPA”) is an example of the increasingly stringent and evolving regulatory frameworks related to personal data processing that may increase our compliance obligations and exposure for any noncompliance. For example, the CCPA imposes obligations on covered businesses to provide specific disclosures related to a business’s collecting, using, and disclosing personal data and to respond to certain requests from California residents related to their personal data (for example, requests to know of the business’s personal data processing activities, to delete the individual’s personal data, and to opt out of certain personal data disclosures). Also, the CCPA provides for civil penalties and a private right of action for data breaches which may include an award of statutory damages. In addition, the California Privacy Rights Act of 2020 (“CPRA”) expanded the CCPA by giving California residents the ability to limit use of certain sensitive personal data, establishing restrictions on personal data retention, expanding the types of data breaches that are subject to the CCPA’s private right of action, and establishing a new California Privacy Protection Agency to implement and enforce the new law.
See the section titled “Risks Related to Our Business Operations” for additional information about the laws and regulations to which we may become subject and about the risks to our business associated with such laws and regulations.

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

Solar energy has yet to achieve broad market acceptance and depends in part on continued support in the form of rebates, tax credits, and other incentives from federal, state and local governments. Additionally, there have been significant changes in the residential solar policy and pricing framework in California, which is one of our key markets and represents over 45% of our customer base. Changes to California’s net metering policy adopted in December 2022, with the new billing regime implemented in April 2023, present a significant change to the financial benefits California customers receive from our solar systems and may limit the financial attractiveness of our offerings in this market, particularly for solar-only systems. Originations in California are below levels prior to the Net Billing Tariff (“NBT”) transition, and without further increases in originations, our new installations in California may continue to decline compared to prior periods, which could have a material adverse effect on our business operations and financial performance. Further, if support diminishes materially for solar policy related to rebates, tax credits, bill crediting, or other incentives, our ability to obtain external financing on acceptable terms, or at all, could be materially adversely affected. These types of funding limitations could lead to inadequate financing support for the anticipated growth in our business. Furthermore, growth in residential solar energy depends in part on macroeconomic conditions, retail prices of electricity and customer preferences, each of which can change quickly. Declining macroeconomic conditions, including in job markets and residential real estate markets, could contribute to instability and uncertainty among customers and impact their financial wherewithal, credit scores or interest in entering into long-term contracts, even if such contracts would generate immediate and long-term savings.

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

In addition, on April 24, 2024, antidumping (“AD”) and countervailing duty (“CVD”) petitions were filed against Cambodia, Malaysia, Thailand, and Vietnam. AD and CVD measures (typically, in the form of tariffs) are used to remedy the economic advantage created by unfair foreign pricing and government subsidies. The U.S. Department of Commerce (“Commerce”) is responsible for investigating dumping and subsidization. Preliminary determinations in the AD investigations were issued on December 2, 2024 and ranged from 0% - 271%. Importers are now required to pay cash deposits (estimated duties) on all entries of cells and modules from the subject countries. Preliminary determinations in CVD investigations were issued on October 1, 2024 with Commerce finding injury and imposing CVD levels that averaged from 8-10% (with specific rates varying depending on the country and the company investigated). Further, Commerce determined that “critical circumstances” existed for some importers. As a result, those importers now face retroactive collection of duty deposits for entries made during the 90-day period before the publication date of the preliminary determination.

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

In August 2021, an anonymous group of U.S. solar manufacturers filed petitions with Commerce alleging that Chinese companies were evading antidumping and countervailing duty orders on crystalline silicon photovoltaic cells and modules, which are used in the production of solar panels. Ultimately, Commerce objected to the anonymous nature of the petition, and it expired. Subsequently, on February 8, 2022, Auxin Solar, a U.S.-based solar panel manufacturer, submitted a petition to Commerce to request country-wide circumvention inquiries pursuant to Section 781(b) of the Tariff Act of 1930 concerning crystalline silicon photovoltaic cells and modules assembled in Malaysia, Thailand, Vietnam and Cambodia using Chinese inputs. On April 1, 2022, Commerce initiated the inquiries, and, after conducting an investigation, issued a preliminary decision on December 2, 2022, recommending that the Biden Administration impose tariffs on certain solar panel imports from the Southeast Asian countries. However, prior to Commerce issuing its preliminary decision, the Biden Administration in June 2022 issued Presidential Proclamation 10414, which paused the collection of any new anti-dumping or countervailing duty of certain solar cells and modules imported from Cambodia, Malaysia, Thailand, and Vietnam for two years, until June 2024. Since June 2024, new imports have been subject to these circumvention penalties unless suppliers can show they use sufficient non-Chinese materials in their production, including solar wafers and cells from outside China. In December 2023, Auxin Solar, a U.S.-based solar panel manufacturer filed a lawsuit seeking to overturn the regulations implementing Presidential Proclamation 10414 and overturn the Biden Administration’s moratorium on additional duties and tariffs on certain solar cells and modules imported from Cambodia, Malaysia, Thailand, or Vietnam.

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

We face competition from other residential solar service providers, and we also may face competition from new entrants into the market as a result of the passage of the IRA and its impacts and benefits to the solar industry. Some of these competitors may have a higher degree of brand name recognition, differing business and pricing strategies, lower barriers to entry into the solar market, and greater capital resources than we have, as well as extensive knowledge of our target markets. For example, more recently, we have seen some of these competitors offer significantly higher turnkey prices and sales commissions than prevailing industry norms. If we are unable to establish or maintain a consumer brand that resonates with customers, maintain high customer satisfaction, or compete with the pricing offered by our competitors, our sales and market share position may be adversely affected, as our growth is primarily dependent on originating new customers. We also face competitive pressure from companies that may offer lower-priced consumer offerings than we do.

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

The energy produced and revenue and cash flows generated by a solar energy system depend on suitable solar and weather conditions, both of which are beyond our control. Furthermore, components of our systems, such as panels and inverters, could be damaged by severe weather or natural catastrophes, such as hailstorms, tornadoes, fires, hurricanes, atmospheric rivers, or earthquakes. In these circumstances, we generally would be obligated to bear the expense of repairing the damaged solar energy systems that we own. Sustained unfavorable weather or environmental conditions also could unexpectedly delay the installation of our solar energy systems, leading to increased expenses and decreased revenue and cash flows in the relevant periods. Extreme weather conditions, as well as the natural catastrophes that could result from such conditions, can severely impact our operations by delaying the installation of our systems, lowering sales, and causing a decrease in the output from our systems due to smoke or haze. Weather patterns could change, making it harder to predict the average annual amount of sunlight striking each location where our solar energy systems are installed. This could make our solar service offerings less economical overall or make individual systems less economical. Any of these events or conditions could harm our business, financial condition, and results of operations.

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

In certain of our debt facilities accruing interest based on SOFR, daily changes in the rate have, on occasion, been more volatile than daily changes in comparable benchmark or market rates, and SOFR over time may bear little or no relation to the historical actual or historical indicative data. Additionally, some of our credit facilities based on SOFR include a credit spread adjustment on SOFR. In addition, ARRC has imposed certain curbs on interdealer trading in SOFR derivatives, which reduce market liquidity and may raise hedging costs for us as end-users. The possible volatility of SOFR, the addition of credit spread adjustment in certain of our facilities, and potential illiquidity in SOFR derivative markets could result in higher borrowing costs for us, which would adversely affect our financial condition, and results of operations.

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

Some states, including our largest market of California, have moved away from the traditional retail NEM credit structure of paying the full retail rate for exported electricity, and instead, such states have chosen to value excess generation by customers’ solar systems in different ways. In 2016, the Arizona Corporation Commission (“ACC”) replaced retail NEM with a declining fixed export rate. In 2017, Nevada implemented a reduced credit step down to NEM credits over time. Hawaii ended retail NEM in 2016 and has since developed programs that utilize values from rooftop solar paired with batteries to support grid needs. At the end of 2024, Illinois transitioned from traditional retail NEM to a Smart Solar Billing tariff, which includes an upfront distribution system payment paired with a time-varying export rate that can be responded to by utilizing solar paired with batteries. Many states across the United States have traditionally set limits on the amount of rooftop solar that can be exported for retail credit and there is a long legislative and regulatory history of those limitations being extended in various states, including California, New Jersey, Illinois, North Carolina, and South Carolina.

Our ability to sell our solar service offerings may be adversely impacted by the failure to extend existing limits or “caps” to retail NEM or the elimination of other existing policies that value exported electricity to the grid. In 2022, Florida Governor DeSantis vetoed legislation that would have established a threshold date and percentage trigger when retail NEM could have faced declines in the immediate export rate in Florida. New Jersey currently has no NEM cap but reached a threshold that triggers regulatory review of its NEM policy, which will proceed over the next two years. Recently, the Fiscal Oversight and Management Board of Puerto Rico filed a lawsuit that would require the Puerto Rico Energy Board in 2025 to review and determine the future of NEM, which could revise or reverse Puerto Rico’s Act 10, which had unanimously extended NEM through 2031.

Most notably, as a result of the finalization of the NEM proceeding on December 15, 2022 by the California Public Utilities Commission (“CPUC”), California moved to a NBT structure in which exported electricity is no longer valued at the retail rate and is instead valued by the state’s “avoided cost” annual calculations, which substantially decreases the credit allocated to an exported electron during the day. The final California NEM decision rejected a very controversial solar-specific fixed charge and rejected the creation of new non-bypassable charges, minimum bills, and grid participation charges for solar and solar plus storage customers. Additionally, the final California NEM decision made no retroactive changes to legacy NEM 1.0 or 2.0 California customers. In April 2023, new California solar customers located in areas serviced by investor-owned utilities (“IOU”) began applying for service under the new NBT. Also, in April 2023, the California IOUs and other parties filed initial proposals that would represent the highest fixed charges in the United States. In a June 2023 ruling, the CPUC indicated that it will approve by July 2024 guidelines for future development and implementation of income-graduated fixed charges, but the implementation of the first iteration of these charges is not expected to occur until late 2025 or early 2026. In May 2024, the CPUC approved a final decision instituting a fixed charge of $24.15/month for most customers of the three major investor-owned utility territories, with no change in existing income-tiers. The decision added a smaller fixed monthly charge of $6/month and $12/month, respectively, for the two-tiers of existing low-income customers.

The final California NEM decision presents a significant change to the residential solar market in California. Under this new framework, storage paired with solar has a heightened value proposition to customers, and we have seen an increased demand for our solar plus storage offerings, thereby increasing the importance of procuring a variety of battery storage products and potentially accentuating supply chain risks related to battery storage systems. The new NBT pricing framework may also result in the introduction of new product offerings and pricing structures by our competitors throughout the solar and utilities industries, and led to our introduction of Sunrun Shift™, our home solar subscription offering that maximizes the value of solar energy under California’s NBT by increasing self-consumption during peak hours when rates are highest and reducing low-value exports back to the grid through the use of a new storage configuration. This may also result in increased competition and uncertainty regarding the demand for such new products and offerings, which may adversely impact our business and results of operations. Recently, California Governor Newsom issued an executive order directing the CPUC and other state agencies to evaluate and report on efforts to address rising electricity costs, and the potential impact of this executive order is still unclear.

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

Our Customer Agreements are third-party ownership arrangements. Sales of electricity by third parties face regulatory challenges in some states and jurisdictions. These challenges pertain to issues such as whether third-party-owned systems qualify for the same rebates, tax exemptions or other non-tax incentives available for homeowner-owned solar energy systems, whether third-party-owned systems are eligible at all for these incentives, whether our Customer Agreements are properly characterized as leases or PPAs, and whether third-party-owned systems are eligible for net metering and the associated significant cost savings. Texas and Connecticut clarified through legislation that third-party-owned residential solar systems would be treated the same as customer-owned systems, and would qualify for the existing residential solar property tax exemption. Additionally, Virginia passed legislation in 2024 that clarified leased systems are allowed. Adverse regulatory treatment of third-party ownership arrangements could reduce demand for our solar service offerings, adversely impact our access to capital and cause us to increase the price we charge customers for energy.

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

We typically bear the risk of loss and are generally obligated to cover the cost of maintenance, repair and removal for any solar energy system that we sell or lease to our investment funds. At the time we sell or lease a solar energy system to an investment fund, we enter into a maintenance services agreement where we agree to operate and maintain the system for a fixed fee that is calculated to cover our future expected maintenance costs. If our solar energy systems require an above-average amount of repairs or if the cost of repairing systems were higher than our estimate, we would need to perform such repairs without additional compensation. If our solar energy systems, more than 45% of which were located in California as of December 31, 2024, are damaged as the result of a natural disaster beyond our control, losses could exceed or be excluded from, our insurance policy limits, and we could incur unforeseen costs that could harm our business and financial condition. We may also incur significant costs for taking other actions in preparation for, or in reaction to, such events. We purchase property insurance with industry standard coverage and limits approved by an investor’s third-party insurance advisors to hedge against such risk, but such coverage may not cover our losses.

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

As of December 31, 2024, California represented over 45% of our customer base. This concentration of our customer base and operational infrastructure could lead to our business and results of operations being particularly susceptible to adverse economic, regulatory, political, weather and other conditions in this market and in other markets that may become similarly concentrated, in particular the east coast, where we have seen significant growth recently. Recent changes to net metering policy and the tariff structure in California in December 2022 have created additional uncertainty and challenges, given the size of our customer base in California. Originations in California continue to be below levels prior to the NBT transition, and without further increases in originations, our new installations in California may continue to decline compared to prior periods, which could have a material adverse effect on our business operations and financial performance.

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

Our Customer Agreements are typically for 20 or 25 years and require the customer to make monthly payments to us. Accordingly, we are subject to the credit risk of customers. As of December 31, 2024, the average FICO score of our customers under a Customer Agreement with a monthly payment schedule remained at or above 740, which is generally categorized as a “Very Good” credit profile by the Fair Isaac Corporation. However, this may decline to the extent FICO score requirements under future investment funds are relaxed. While customer defaults have been immaterial to date, we expect that the risk of customer defaults may increase as we grow our business. Due to the immaterial amount of customer defaults to date, our reserve for this exposure is minimal, and our future exposure may exceed the amount of such reserves. If we experience increased customer credit defaults, our revenue and our ability to raise new investment funds could be adversely affected. If economic conditions worsen, certain of our customers may face liquidity concerns and may be unable to satisfy their payment obligations to us on a timely basis or at all, which could have a material adverse effect on our financial condition and results of operations.

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

Our failure to address these risks, or other problems encountered in connection with our past or future investments, strategic transactions, or acquisitions, could cause us to fail to realize the anticipated benefits of these acquisitions or investments, cause us to incur unanticipated liabilities, and harm our business generally. Future acquisitions could also result in dilutive issuances of our equity securities, the incurrence of debt, contingent liabilities, amortization expenses, or incremental expenses, any of which could harm our financial condition or results of operations, and the trading price of our common stock could decline.

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

Cyber-attacks, malicious internet-based activity, online and offline fraud, and other similar activities threaten the confidentiality, integrity, and availability of our sensitive information and information technology systems, and those of the third parties with whom we work. Such threats are prevalent and continue to rise, are increasingly difficult to detect, and come from a variety of sources, including “hackers,” threat actors, “hacktivists,” organized criminal threat actors, personnel (such as through theft or misuse), sophisticated nation states, and nation-state-supported actors.

Some actors now engage and are expected to continue to engage in cyber-attacks, including without limitation nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts, we, the third parties with whom we work, and our customers may be vulnerable to a heightened risk of these attacks, including retaliatory cyber-attacks, that could materially disrupt our systems and operations, supply chain, and ability to produce, sell and distribute our goods and services.

In addition, we, our third-party service providers with whom we work are subject to a variety of evolving threats, such as computer malware (including as a result of advanced persistent threat intrusions), ransomware, malicious code (such as viruses or worms), social engineering (including through deep fakes, which may be increasingly more difficult to identify as fake, and phishing attacks), telecommunications failures, denial-of-service attacks, credential stuffing attacks, credential harvesting, personnel misconduct or error, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, natural disasters and extreme weather events, general hacking, telecommunications failures, attacks enhanced or infiltrated by AI, and other similar threats. Cybersecurity threats have become more prevalent, and could impact our systems and those of our third parties in the future. Our team members who work remotely pose increased risks to our information technology systems and data, because many of them utilize network connections outside our premises that are less secure.

In particular, severe ransomware attacks are becoming increasingly prevalent and can lead to significant interruptions in our operations, ability to provide our products or services, loss of sensitive data and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments.

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

We rely on third parties and technologies to operate critical business systems to process sensitive information in a variety of contexts, including, without limitation, cloud-based infrastructure, encryption and authentication technology, employee email, and other functions. Our ability to monitor these third parties’ information security practices is limited, and these third parties may not have adequate information security measures in place. If the third parties with whom we work experience a security incident or other interruption, we could experience adverse consequences. While we may be entitled to damages if our third-party service providers fail to satisfy their privacy or security-related obligations to us, any award may be insufficient to cover our damages, or we may be unable to recover such award.

We take steps designed to detect, mitigate, and remediate vulnerabilities in our information systems (such as our hardware and/or software, including that of third parties with whom we work). We may not, however, detect and remediate all such vulnerabilities on a timely basis. Further, we may experience delays in developing and deploying remedial measures and patches designed to address identified vulnerabilities.

Any of the previously identified or similar threats could cause a security incident or other interruption that could result in unauthorized, unlawful, or accidental acquisition, modification, destruction, loss, alteration, encryption, disclosure of, or access to our sensitive information or our information technology systems, or those of the third parties with whom we work. A security incident or other interruption could disrupt our ability (and that of third parties with whom we work) to provide our services.

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

In addition to experiencing a security incident, third parties may gather, collect, or infer sensitive information about us from public sources, data brokers, or other means that reveals competitively sensitive details about our organization and could be used to undermine our competitive advantage or market position. Additionally, sensitive information of the Company or our customers could be leaked, disclosed, or revealed as a result of or in connection with our employees’, personnel’s, or vendors’ use of generative AI technologies.

We, and the third parties with whom we work, are, and may become, subject to stringent and evolving U.S. and foreign laws, regulations, and rules, contractual obligations, industry standards, policies and other obligations related to data privacy and security. Many of these laws and regulations are subject to change and uncertain interpretation, and could result in claims, increased cost of operations, or otherwise harm our business.

In the ordinary course of business, we collect, receive, store, process, generate, use, transfer, disclose, make accessible, protect, secure, dispose of, transmit, and share (collectively, “process”) personal data and other sensitive information, including proprietary and confidential business data, trade secrets, intellectual property, and sensitive third-party data. Our data processing activities subject us to numerous data privacy and security obligations, such as various laws, regulations, guidance, industry standards, external and internal privacy and security policies, contractual requirements, and other obligations relating to data privacy and security. Obligations related to data privacy and security (and consumers’ data privacy expectations) are quickly changing, becoming increasingly stringent, and creating uncertainty. Additionally, these obligations may be subject to differing applications and interpretations, which may be inconsistent or conflict among jurisdictions. Preparing for and complying with these obligations requires us to devote significant resources, which may necessitate changes to our services, information technologies, systems, and practices, and to those of any third parties that process personal data on our behalf.

In the United States, federal, state, and local governments have enacted numerous data privacy and security laws, including data breach notification laws, personal data privacy laws, consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), and other similar laws (e.g., wiretapping laws). For example, the Telephone Consumer Protection Act of 1991 (“TCPA”) imposes various consumer consent requirements and other restrictions on certain telemarketing activity and other communications with consumers by phone, fax, or text message, and violations of the TCPA violations can result in significant financial penalties, including penalties or criminal fines imposed by the Federal Communications Commission or fines of up to $1,500 per violation imposed through private litigation or by state authorities.

Numerous U.S. states—including California, Colorado, Utah, Virginia, and Connecticut —have enacted comprehensive data privacy and security laws that impose certain obligations on covered businesses, including providing specific disclosures in privacy notices and affording residents with certain rights concerning their personal data. As applicable, such rights may include the right to access, correct, or delete certain personal data, and to opt-out of certain data processing activities, such as targeted advertising, profiling, and automated decision-making. The exercise of these rights may impact our business and ability to provide our products and services. Certain states also impose stricter requirements for processing certain personal data, including sensitive information. These state laws allow for statutory fines for noncompliance. For example, the CCPA applies to personal data of consumers, business representatives, and employees who are California residents, and requires businesses to provide specific disclosures in privacy notices and honor requests of such individuals to exercise certain privacy rights. The CCPA provides for fines of up to $7,500 per intentional violation and allows private litigants affected by certain data breaches to recover significant statutory damages. These developments further complicate compliance efforts, and increase legal risk and compliance costs for us, the third parties with whom we work, and our customers. Similar laws are being considered in several other states, as well as at the federal and local levels, and we expect more states to pass similar laws in the future.

Our employees and personnel use generative artificial intelligence (“AI”) technologies, and the disclosure and use of personal data in generative AI technologies is subject to various privacy laws and other privacy obligations. Governments have passed and are likely to pass additional laws regulating generative AI. Our use of this technology could result in additional compliance costs, regulatory investigations and actions, and lawsuits. If we are unable to use generative AI, it could make our business less efficient and result in competitive disadvantages.

In addition to data privacy and security laws, we are or may become contractually subject to industry standards adopted by industry groups, such as the Payment Card Industry Data Security Standard (“PCI DSS”). Noncompliance with PCI-DSS by us or the third parties with whom we work can result in penalties from credit card companies ranging from $5,000 to $100,000 per month, as well as litigation, reputational damage, and revenue losses.

We publish privacy policies, marketing materials, whitepapers, and other statements, regarding data privacy and security. Regulators in the United States are increasingly scrutinizing these statements, and if these policies, materials, or statements are found to be deficient, lacking in transparency, deceptive, unfair, or misrepresentative of our practices, we may be subject to investigation, enforcement actions by regulators or other adverse consequences. We may at times fail (or be perceived to have failed) in our efforts to comply with our data privacy and security obligations. Moreover, despite our efforts, our personnel or third parties with whom we work may fail to comply with such obligations, which could negatively impact our business operations. If we or the third parties on which we rely fail, or are perceived to have failed, to address or comply with applicable data privacy and security obligations, we could face significant consequences, including but not limited to: government enforcement actions (e.g., investigations, fines, penalties, audits, inspections), litigation (including class-action claims), mass arbitration claims, additional reporting requirements and/or oversight, bans on processing personal data, and orders to destroy or not use personal data.

In particular, plaintiffs have become increasingly more active in bringing privacy-related claims against companies, including class claims and mass arbitration demands. Some of these claims allow for the recovery of statutory damages on a per violation basis, and, if viable, carry the potential for monumental statutory damages, depending on the volume of data and the number of violations.

Information technology systems are a critical component of our long-term competitive strategy. Failure to implement, adopt, and innovate responsibly and in a timely manner in response to rapidly evolving technological developments, including the use of artificial intelligence, could adversely impact our ability to compete, as well as our financial condition and operating results.

Our ability to compete effectively requires our continued investment in technology to ensure we provide ongoing value to our current and potential customers and operate efficiently. The adoption and integration of newly emerging technologies involve significant uncertainties. If we are unable to effectively develop, integrate, or introduce new technologies, products, and services, our competitive position could be negatively impacted, and our business may suffer material adverse effects.

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

In particular, generative AI and other new and emerging technologies present a number of inherent risks and incorporating them into our information technology infrastructure, products, and services responsibly is crucial to maintaining and strengthening our competitive position in the market. For example, the use of generative AI technologies may result in unintended biases, accuracy issues, or discriminatory outcomes, potentially leading to errors in decision-making, product development, or other business activities. Such outcomes could negatively affect our business operations, financial performance, and overall financial condition. Further, the unauthorized use of generative AI technologies by our employees, third-party providers, or our suppliers pose additional risks relating to data privacy and security, including the potential exposure of our confidential information to unauthorized recipients. Use of generative AI tools could result in future claims or litigation related to unauthorized access to or use of confidential information and failure to comply with open source software requirements.

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

The federal government currently offers ITCs under Section 48(a) and 48E of the Code, for the installation of certain energy properties, including solar power and storage facilities owned for business purposes. The Commercial ITC was extended and expanded upon and the 48E Credit was created by the IRA, which was signed into law by President Biden on August 16, 2022. The IRA also created several ITC “bonus credits” to further incentivize various types of solar and storage facilities.

Our inability to operationalize these tax credits, avail ourselves of IRA benefits in a timely fashion, or ensure the facilities we intend to qualify under the ITC bonus credits satisfy the applicable requirements could impact our ability to compete, and compromise or eliminate opportunities to financially benefit from these tax credits, which would adversely impact our business. The U.S. Department of the Treasury has issued various stages of issuing guidance on the ITC bonus credits.

The U.S. Department of Treasury recently issued final regulations and further guidance on the Commercial ITC, 48E Credits and ITC bonus credits. We are continuing to review and analyze such final regulations and guidance and whether, to what extent, and when we may benefit from the ITCs and bonus credits.

The federal government also currently offers a Residential Clean Energy Credit, for the installation of certain solar power facilities owned by residential taxpayers, which is applicable to customers who purchase a solar energy system outright as opposed to entering into a Customer Agreement.

We and our tax equity partners have claimed and expect to continue to claim ITCs with respect to qualifying solar energy projects. However, the application of law and guidance regarding ITC eligibility to the facts of particular solar energy projects is subject to a number of uncertainties. In particular with respect to the new IRA provisions for which U.S. Treasury regulations (“Treasury Regulations”) had been proposed and were only recently finalized, there can be no assurance that the IRS will agree with our approach in the event of an audit. While the U.S. Department of the Treasury addressed and clarified certain outstanding issues from the proposed Treasury Regulations regarding energy property and aggregation, the final rules may be subject to further interpretation and guidance. The U.S. Congress and Executive branches may enact legislation or issue executive orders that impact the newly enacted IRA provisions, and the IRS and U.S. Treasury may modify existing guidance, possibly with retroactive effect. For example, on January 20, 2025, the current U.S. administration issued an executive order for all federal agencies to immediately review all agency actions that potentially burden development of domestic energy resources, including any clean energy-related federal disbursements, followed by additional guidance and judicial action that generally make the fate of clean energy tax credits unclear. Additionally, on January 1, 2025, the ITC framework of Section 48 that the solar industry has historically relied upon shifted to the “tech-neutral” 48E Credit applied separately to a qualified facility and energy storage technology. This transition may create uncertainty regarding the implementation of Section 48E of the Code under this new framework, which may cause delays or potentially adverse impacts on our business. Any of the foregoing items could reduce the amount of ITCs available to us and our tax equity partners. In this event, we could be required to indemnify tax equity partners for disallowed ITCs, adjust the terms of future tax equity partnerships, or seek alternative sources of funding for solar energy projects, each of which could have a material adverse effect on our business, financial condition, results of operations and prospects.

Future reductions in the ITCs or any further legislative reductions or changes to the ITC may impact the attractiveness of solar energy to certain tax equity investors and could potentially harm our business. Obtaining tax equity funding (and tax equity funding on advantageous terms) also may become more challenging. Additionally, the benefits of the Commercial ITC have historically enhanced our ability to provide competitive pricing for customers. Reductions in, eliminations of or expirations of governmental incentives such as the Residential Clean Energy Credit could reduce the number of customers who choose to purchase our solar energy systems.

Additionally, potential investors must remain satisfied that the structures that we offer make the tax benefits associated with solar energy systems available to these investors, which depends on the investors’ assessment of the tax law, the absence of any unfavorable interpretations of that law and the continued application of existing tax law and interpretations to our funding structures. Changes in existing law or interpretations of existing law by the IRS and/or the courts could reduce the willingness of investors to invest in funds associated with these solar energy systems. Moreover, reductions to the corporate tax rate may reduce the appetite for tax benefits overall, which could reduce the pool of available funds. Accordingly, we cannot provide assurances that this type of financing will continue to be available to us. New investment fund structures or other financing mechanisms may become available, but if we are unable to take advantage of these fund structures and financing mechanisms, we may be at a competitive disadvantage. If, for any reason, we are unable to finance our solar service offerings through tax-advantaged structures or if we are unable to realize or monetize ITCs or other tax benefits, we may no longer be able to provide our solar service offerings to new customers on an economically viable basis, which would have a material adverse effect on our business, financial condition, and operations.

If the IRS makes determinations that the creditable basis of our solar energy systems is materially lower than what we have claimed, we may have to pay significant amounts to our fund investors, and our business, financial condition, and prospects may be materially and adversely affected.

We and our fund investors claim the ITCs in amounts based on the purchase price paid by our funds for our solar energy systems (i.e., the funds’ basis in the solar energy systems, or creditable basis). Such purchase prices are based on the fair market value of our systems as determined pursuant to independent appraisals obtained by us. With respect to ITCs, the IRS may on audit determine that the creditable basis for our solar energy systems is lower than the amount determined by the appraisal and accordingly argue that the tax credits previously claimed must be reduced. If the creditable basis is determined in these circumstances to be less than what we or our tax equity investment funds reported, we may owe our fund investors an amount equal to the amount by which the ITCs are reduced (including any interest and penalties), plus any costs and expenses associated with a challenge to that valuation. We could also be subject to tax liabilities, including interest and penalties. If the IRS further disagrees now or in the future with the amounts we or our tax equity investment funds reported regarding the creditable or depreciable basis of our solar energy systems, it could have a material adverse effect on our business, financial condition, and prospects.

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

In 2018, the IRS opened an audit of our investors and reviewed the tax basis of our solar energy systems in the investment fund, which is covered by our 2018 insurance policy. In December 2024, this IRS audit resolved with no adverse findings involving the fair market value of the price paid by the investment fund for our solar energy systems. We incurred no out-of-pocket costs except the time, procedural, and administrative expenses associated with such a multi-year process. We do not expect increases in insurance premiums as a result of this audit. Now or in the future, routine IRS audits may subject us to indemnity obligations to investors, and may result in certain limited out-of-pocket costs and potential increased insurance premiums in the future.

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

Our business depends on government policies that promote and support solar energy and enhance the economic viability of owning solar energy systems. U.S. federal, state and local governmental bodies provide incentives to owners, distributors, installers and manufacturers of solar energy systems to promote solar energy. These incentives include ITCs and Residential Energy Efficient Property Credit, as discussed above, as well as other tax credits, rebates and SRECs associated with solar energy generation. Some markets, such as New Jersey and Maryland, currently utilize SRECs. SRECs can be volatile and their value could decrease over time as the supply of SREC-producing solar energy systems installed in a particular market increases. We rely on these incentives to lower our cost of capital and to attract investors, all of which enable us to lower the price we charge customers for our solar service offerings. These incentives have had a significant impact on the development of solar energy but they could change at any time, especially after changes in the Administration or Congress. These incentives may also expire on a particular date, when the allocated funding is exhausted, or be reduced, terminated or repealed without notice. The financial value of certain incentives may also decrease over time.

In December 2017, significant federal tax legislation was enacted, including a change to the corporate tax rate (the “Tax Act”). As part of the Tax Act, the current corporate income tax rate was reduced, and there were other changes including limiting or eliminating various other deductions, credits and tax preferences. This reduction in the corporate income tax rate may have reduced appetite for the ITC and depreciation benefits available with respect to solar facilities. The IRA implemented a corporate alternative minimum tax of 15% of financial statement income (subject to certain adjustments) for companies that report over $1 billion in profits to shareholders; similar to existing law, business credits (including Commercial ITCs) are limited to 75% of income in excess of $25,000 (with no limit against the first $25,000). We cannot predict whether and to what extent the U.S. corporate income tax rate will change as a result of the new White House administration and changes in Congress. Congress has been consistently considering changes to the tax code. For example, Congress and the current administration are discussing several approaches to adjust the 48E Credit and other tax credits. Further limitations on, or elimination of, the tax benefits that support the financing of solar energy under current U.S. law could significantly impact our ability to raise tax equity investment funds or impact the terms thereof, including the amount of cash distributable to our investors. Similarly, any unfavorable interpretations of tax law by the IRS and/or the courts with respect to our financing structures could reduce the willingness of investors to invest in our funds associated with any such structure.

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

As of December 31, 2024, we had U.S. federal, state and foreign net operating loss carryforwards (“NOLs”) of approximately $720.7 million, $3.3 billion, and $459.9 million respectively, which begin expiring in varying amounts in 2028, 2025, and 2031 respectively, if unused. Our U.S. federal and certain state NOLs generated in tax years beginning after December 31, 2017 total approximately $2.0 billion and $334.4 million, respectively, have indefinite carryover periods, and do not expire. Under Sections 382 and 383 of the Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change NOLs and other pre-change tax assets, such as tax credits, to offset its post change income and taxes may be limited. In general, an “ownership change” occurs if there is a cumulative change in our ownership by “5% stockholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. Additionally, states may impose other limitations on the use of NOLs and tax credit carryforwards. Any such limitations on our ability to use our NOLs and other tax assets could adversely impact our business, financial condition, and results of operations. We have performed an analysis to determine whether an ownership change under Section 382 of the Code had occurred and determined no ownership changes were identified as of December 31, 2024.

We may be required to record an impairment expense on our goodwill in the future.

We are required under generally accepted accounting principles to test goodwill for impairment at least annually or when events or changes in circumstances indicate that the carrying value may be impaired. Factors that can lead to impairment of goodwill include significant adverse changes in the business climate and actual or projected operating results, declines in the financial condition of our business and sustained decrease in our stock price. As of October 1, 2024, we conducted our annual goodwill impairment test and concluded that the fair value of our one reporting unit exceeded its carrying value. However, during the fourth quarter of fiscal 2024, we performed an interim quantitative assessment as of December 31, 2024 related to the recoverability of our goodwill for our one reporting unit as a result of a material sustained decline in the Company’s market capitalization. We concluded that the fair value of our one reporting unit did not exceed its carrying value as of December 31, 2024 and recorded an impairment of $3.1 billion in our consolidated statements of operations equal to the full value of the previously recorded goodwill. We may be required to record an impairment expense on any goodwill to arise from a future acquisition.

For further information regarding the assessment please see Note 2, Summary of Significant Accounting Policies, in this Annual Report on Form 10-K.

Risks Related to Ownership of Our Common Stock

Our executive officers, directors and principal stockholders continue to have substantial control over us, which will limit your ability to influence the outcome of important matters, including a change in control.

Our executive officers, directors and each of our stockholders who beneficially own 5% or more of our outstanding common stock and their affiliates, in the aggregate, beneficially own approximately 27.8% of the outstanding shares of our common stock, based on the number of shares outstanding as of December 31, 2024. As a result, these stockholders, if acting together, will be able to influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. They may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentrated control may have the effect of delaying or preventing a change in control of our company, could deprive our stockholders of an opportunity to receive a premium for their capital stock and might ultimately affect the market price of our common stock.

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

Item 1B. Unresolved Staff Comments.
Not applicable.

Item 1C. Cybersecurity.
Cybersecurity Risk Management and Strategy

We recognize the importance of assessing, identifying, and managing material risks associated with cybersecurity threats. We have implemented cybersecurity processes, technologies, and controls to aid in our efforts to assess, identify, and manage such material risks.

To identify and assess material risks from cybersecurity threats, our enterprise risk management program considers cybersecurity risks alongside other company risks as part of our overall risk assessment process. Our enterprise risk professionals collaborate with subject matter specialists, as necessary, to gather insights for identifying and assessing material cybersecurity risks, their severity, and potential mitigation strategies. We employ various tools and services for such purposes, including network, cloud and endpoint monitoring, vulnerability assessments, penetration testing, and tabletop exercises. We also have a cybersecurity risk assessment process, which surfaces cybersecurity risks by measuring our posture against industry standards and engaging third parties to assess our information security program.

To manage our material risks from cybersecurity threats, we take certain measures, including the below listed activities, depending on the nature of the relevant systems, data, and environment:

•undertaking period reviews of our consumer-facing policies and statements;

•conduct phishing security training for employees and contractors with access to corporate email systems;

•require employees, and data service providers with whom we share customer, employee or partner data, to treat customer information with care;

•running tabletop exercises to simulate a response to a cybersecurity incident;

•carrying cybersecurity insurance that provides protection against the potential losses arising from a cybersecurity incident;

•conducting annual cybersecurity awareness training for employees; and

•maintaining an incident response plan to prepare for, detect, respond to, and recover from, cybersecurity incidents.

As part of our efforts to identify, assess, and manage material risks from cybersecurity threats, we engage third-party cybersecurity consultants and use them to, among other things, conduct a review of our cybersecurity program or conduct a tabletop exercise to help identify areas for continued focus, improvement and/or compliance. In addition to maintaining a robust incident response plan, we regularly test our response capabilities through real-world simulations, post-incident reviews, and lessons-learned exercises to ensure continuous improvement in our ability to respond effectively to cybersecurity incidents.

Our processes also address cybersecurity risks associated with our use of third-party service providers, including those in our supply chain, which also include, but are not limited to, open-source software in our application development processes, or those who have access to our customer and employee data or our systems. Our cybersecurity program is closely aligned with our commitment to data privacy. We adhere to applicable data protection laws and regulations, integrate privacy-by-design principles into our processes, and routinely assess our practices to ensure that we protect customer, employee, and partner information. Addressing these risks is part of our enterprise risk management program. Cybersecurity risks affect the selection and oversight of our third-party service providers. We perform diligence on third-parties that have access to our critical systems, data or facilities that house such systems or data, and monitor cybersecurity threat risks identified through such diligence. Additionally, we may impose contractual requirements related to cybersecurity on certain third parties that could pose significant cybersecurity risk to us and require them to agree to audits as appropriate.

Cybersecurity Incidents

During the last fiscal year, we did not identify any risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, that materially affected or are reasonably likely to materially affect the Company, including its business strategy, results of operations, or financial condition. While we have encountered routine cybersecurity threats and attempted attacks, such as phishing emails and malware attempts, our security measures have effectively mitigated these risks without causing material disruption.

Despite our efforts, the risk of cybersecurity incidents remains, and we continue to monitor, adapt and enhance our security posture to address evolving threats. Any future cybersecurity breaches or system vulnerabilities could impact our business operations, reputation and regulatory compliance obligations. We remain committed to maintaining a robust cybersecurity program to mitigate these risks.

We provide disclosures on the potential material impacts of cybersecurity threats on our business operations, which are detailed under the heading 'Risks Related to Our Business Operations' in Item 1A of this Annual Report on Form 10-K, and those disclosures are incorporated by reference herein.

Cybersecurity Governance

Cybersecurity is a critical component of our enterprise risk management framework and a key area of focus for both our Board and management. Our approach is to treat cybersecurity not just as a technology issue, but to recognize that it can have wide-ranging impacts on the business, operations, and financials of our company.

Our Audit Committee is responsible for the oversight of risks from cybersecurity threats and receives updates from management quarterly. At least annually, the entire Board receives an overview from management of our cybersecurity threat risk management and strategy processes covering topics such as data security posture, results from third-party assessments, progress towards pre-determined risk-mitigation-related goals, our incident response plan, and material cybersecurity threat risks or incidents and developments, as well as the steps management has taken to respond to such risks. In such sessions, the Audit Committee and Board generally receive materials including a cybersecurity scorecard and other materials indicating current and emerging material cybersecurity threat risks, and describing the company’s ability to mitigate those risks, and discuss such matters with our Chief Information Security Officer. Members of the Board are also encouraged to regularly engage in ad hoc conversations with management on cybersecurity-related news events and discuss any updates to our cybersecurity risk management and strategy programs. Material cybersecurity threat risks are also integrated into Board meeting discussions of important matters like enterprise risk management, operational budgeting, business continuity planning, mergers and acquisitions, brand management, and other relevant matters.

Our cybersecurity risk management and strategy processes, which are discussed in greater detail above, are led by our VP Information Security in connection with our Chief Technology Officer, Chief Legal and People Officer, our Senior Vice President of Legal and Vice President, Internal Audit. Such individuals have extensive prior work experience and expertise spanning over three decades in various roles involving managing information security, developing cybersecurity strategy, implementing effective information and cybersecurity programs, managing cybersecurity operations and incident response, and incorporating security and privacy by design into software development programs.

These members of management are informed about and monitor the prevention, mitigation, detection, and remediation of cybersecurity incidents through their management of, and participation in, the cybersecurity risk management and strategy processes described above, including the operation of our incident response plan.

As discussed above, these members of management report to the entire Board about cybersecurity threat risks, among other cybersecurity related matters at least annually, with updates to the Audit Committee on a quarterly basis.

Item 2. Properties.
Our corporate headquarters and executive offices are located in San Francisco, California, where we lease approximately 14,800 square feet of office space. We also maintain 91 other locations, consisting primarily of branch offices, warehouses and sales offices in 19 states.
We lease all of our facilities and we do not own any real property. We believe that our current facilities are adequate to meet our ongoing needs. If we require additional space, we believe that we will be able to obtain additional facilities on commercially reasonable terms.

Item 3. Legal Proceedings.
See Note 18, Commitments and Contingencies, to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Item 4. Mine Safety Disclosures.
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
Our common stock began trading on the Nasdaq Global Select Market under the symbol “RUN” on August 5, 2015.
Holders of Record
As of February 21, 2025, there were approximately 429 holders of record of common stock. Certain shares are held in “street” name and, accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.
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
Unregistered Sales of Equity Securities
During the year ended December 31, 2021, we issued warrants exercisable for up to 846,943 shares of our common stock to certain strategic partners, calculated using the closing stock price for the respective stock grant’s quarter of issuance. The shares underlying the warrants will vest upon certain time- and performance-based criteria as set forth in the warrants. The exercise price of the warrants is $0.01 per share, and 13,939, 63,742 and 346,269 warrants were exercised during the years ended December 31, 2024, 2023 and 2022, respectively.

The warrants were issued and sold pursuant to an exemption from the registration requirements of Section 5 of the Securities Act, as they did not involve a public offering under Section 4(a)(2) and were issued as restricted securities pursuant to Rule 144 of the Securities Act.
Stock Price Performance Graph
The following stock performance graph compares our total stock return with the total return for (i) the Nasdaq Composite Index and the (ii) the Invesco Solar ETF, which represents a peer group of solar companies, for the period from December 31, 2019 through December 31, 2024. The figures represented below assume an investment of $100 in our common stock at the closing price of $13.81 on December 31, 2019 and in the Nasdaq Composite Index and the Invesco Solar ETF on December 31, 2019 including the reinvestment of dividends into shares of common stock. The comparisons in the table are required by the SEC, and are not intended to forecast or be indicative of possible future performance of our common stock. This graph shall not be deemed “soliciting material” or be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that section, and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

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
We provide clean, solar energy and energy storage to customers at a significant savings compared to traditional utility energy. We have been selling solar energy to residential customers through a variety of offerings since we were founded in 2007. We, either directly or through one of our solar partners, install a solar energy system on a customer’s home and either sell the system to the customer or, as is more often the case, sell the energy generated by the system to the customer pursuant to a lease or PPA with no or low upfront costs. We refer to these leases and PPAs as “Customer Agreements.” Following installation, a system is interconnected to the local utility grid. The home’s energy usage is provided by the solar energy system, with any additional energy needs provided by the local utility. Any excess solar energy, including amounts in excess of battery storage, that is not immediately used by the customers is exported to the utility grid using a bi-directional utility net meter, and the customer generally receives a credit for the excess energy from their utility to offset future usage of utility-generated energy.
We offer our solar service offerings both directly to the customer and through our solar partners, which include sales and installation partners, and strategic partners, which include retail partners. In addition, we sell solar energy systems directly to customers for cash. We also sell solar energy panels and other products (such as racking) to resellers. As of December 31, 2024, we provided our solar services to customers and sold solar energy panels and other products to resellers throughout the United States. More than 45% of our cumulative systems deployed are in California.
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
Our ability to offer Customer Agreements depends in part on our ability to finance the purchase and installation of the solar energy systems by monetizing the resulting customer cash flows and related Commercial ITCs, accelerated tax depreciation and other incentives from governments and local utilities. We monetize these incentives under tax equity investment funds, which are generally structured as non-recourse project financings. Since inception we have raised numerous tax equity investment funds to finance the installation of solar energy systems. From time to time, we may repurchase investors' interests in our tax equity investment funds after the recapture period of the relevant tax incentives. We intend to establish additional investment funds and may also use debt, equity and other financing strategies to fund our growth.
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

Market & Macroeconomic Environment

Our business and financial performance also depend on worldwide economic conditions. We face global macroeconomic challenges, particularly in light of increases and volatility in interest rates, uncertainty in markets, inflationary trends, navigating complex and evolving regulatory and tax frameworks, and the dynamics of the global trade environment. During the twelve months ended December 31, 2024, we observed market uncertainty, increasing inflationary pressures, rising interest rates, the market impacts of proposed or newly enacted regulatory frameworks in markets within which we do business and within our industry, supply constraints, and bank failures. In particular, rising interest rates, including recent historic increases starting in 2021, have resulted and may continue to result in a decrease in our advance rates, reducing the proceeds we receive from certain investment funds. Because our financing structure is sensitive to volatility in interest rates, higher rates increase our cost of capital and may decrease the amount of capital available to us to finance the deployment of new solar energy systems. These market dynamics, some of which we expect will continue into the foreseeable future, have impacted and may continue to impact our business and financial results.

In December 2022, California made changes to its net metering policy by adopting NBT, which presents a significant change to the rate structure for new California customers, and has partially limited the financial attractiveness of our offerings in certain regions of the state, particularly for solar-only systems. However, under this new policy, the value proposition of storage offerings is significantly enhanced. We believe that California will be predominantly a solar plus storage market going forward and the vast majority of California sales now consist of either our Sunrun Shift product or our backup battery offerings. As the demand for solar plus storage offerings grows, we anticipate facing additional operational challenges associated with the complexity of deploying storage solutions. For example, solar plus storage offerings tend to have longer cycle times due to factors such as lengthened permitting and inspection times and potential need of a main panel upgrade. Any such factors that extend the timeframes from customer signature to installation have historically resulted in increased operational challenges and correspondingly lower realization rates, and any future instances may continue to do so. Accordingly, this may adversely affect our financial performance, as well as the timing and magnitude of our installations and the recognition of the associated revenue.

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
2024 Election

As a result of the recent transition in both the White House and Congress, we may face changes or delays in policies that affect our business, including those related to federal tax credits, tariffs, and other regulatory measures. Any delay, reduction, or elimination in the implementation of policies that support the residential solar industry, such as the ITCs and adders under the IRA, or Executive Orders issued by the President of the United States, could have an adverse effect on our business. Additionally, these changes in the United States’ government could contribute to a higher interest rate environment, which may further negatively impact our operations and financing costs. While it is difficult to predict specific outcomes at this time, we expect a period of regulatory and policy uncertainty in the near term. However, we believe our diversified business model and flexible operational framework position us to adapt to potential changes in the regulatory landscape and will continue to build on the robust bi-partisan support for residential solar policy.
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
As of December 31, 2024, we had 62 active investment funds, which are described below. We have established different types of investment funds to implement our asset monetization strategy. Depending on the nature of the investment fund, cash may be contributed to the investment fund by the investor upfront or in stages based on milestones associated with the design, construction or interconnection status of the solar energy systems. The cash contributed by the fund investor is used by the investment fund to purchase solar energy systems. The investment funds either own or enter into a master lease with a Sunrun subsidiary for the solar energy systems, Customer Agreements and associated incentives. We receive on-going cash distributions from the investment funds representing a portion of the monthly customer payments received. We use the upfront cash, as well as on-going distributions to cover our costs associated with designing, purchasing and installing the solar energy systems. In addition, we also use debt, equity and other financing strategies to fund our operations. The allocation of the economic benefits between us and the fund investor and the corresponding accounting treatment varies depending on the structure of the investment fund.

We currently utilize the legal structure for our investment funds which we refer to as partnership flips. Historically, we also utilized pass-through financing obligations as a legal structure for our investment funds. In Q4 2024, we retired our last pass-through financing obligation fund. We record the investor’s interest in partnership flips as noncontrolling interests or redeemable noncontrolling interests. These partnership flips are usually redeemable at our option and, in certain cases, at the investor’s option. If redemption is at our option, we record the investor’s interest as a noncontrolling interest and account for the interest using the hypothetical liquidation at book value (“HLBV”) method. If the investor has the option to put their interest to us, we record the investor’s interest as a redeemable noncontrolling interest at the greater of the HLBV and the redemption value.
The table below provides an overview of our current investment funds (dollars in millions):

	Pass-Through Financing Obligations	Partnership Flip
Consolidation	Owner entity consolidated, tenant entity not consolidated	Single entity, consolidated
Balance sheet classification	Pass-through financing obligation	Redeemable noncontrolling interests and noncontrolling interests
Revenue from Commercial ITCs	Recognized on the permission to operate ("PTO") date	None
Method of calculating investor interest	Effective interest rate method	Greater of HLBV or redemption value
Liability balance as of December 31, 2024	$—	N/A
Noncontrolling interest balance (redeemable or otherwise) as of December 31, 2024	N/A	$1,610.0
For further information regarding our investment funds, including the associated risks, see Item 1A. Risk Factors—"Our ability to provide our solar service offerings to customers on an economically viable basis depends in part on our ability to finance these systems with fund investors who seek particular tax and other benefits.", Note 12, Pass-Through Financing Obligation, Note 13, VIE Arrangements and Note 14, Redeemable Noncontrolling Interests to our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.

Pass-through Financing Obligations
Pass-Through Financing Obligations. In this investment fund structure, we and the fund investor each utilize separate entities to facilitate the pass-through of the Commercial ITC to the fund investors. We contribute solar energy systems to an “owner” entity in exchange for interests in the owner entity, and the fund investors contribute cash to a “tenant” entity in exchange for interests in the tenant entity.
Under our pass-through financing obligation structure, in accordance with the provisions of FASB, Accounting Standards Codification (“ASC”) Topic 810, Consolidation, we have determined that we are the primary beneficiary of the owner entity, and accordingly, we consolidate that entity. We have also determined that we are not the primary beneficiary of the tenant entity, and accordingly, we do not consolidate that entity.
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
Partnership Flips
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
For all of our partnership flips, the redeemable noncontrolling interest is carried on our balance sheet at the greater of the redemption value or the amount calculated under the HLBV method. The HLBV method estimates the amount that, if the fund’s assets were hypothetically sold at their book value, the investor would be entitled to receive according to the liquidation waterfall in the partnership agreement.
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

•Gross Earning Assets is calculated as Gross Earning Assets Contracted Period plus Gross Earning Assets Renewal Period.

◦Gross Earning Assets Contracted Period represents the present value of the remaining net cash flows (discounted at 6%) during the initial term of our Customer Agreements as of the measurement date. It is calculated as the present value of cash flows (discounted at 6%) we expect to receive from Subscribers in future periods as set forth in Customer Agreements, after deducting expected operating and maintenance costs, equipment replacements costs, distributions to tax equity partners in partnership flip structures, and distributions to project equity investors. We include cash flows we expect to receive in future periods from tax equity partners, government incentive and rebate programs, contracted sales of solar renewable energy credits, and awarded net cash flows from grid service programs with utility or grid operators.

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

	As of December 31,
	2024	2023
Networked Solar Energy Capacity (megawatts)	7,531	6,689
Customers	1,048,842	933,275

	As of December 31,
	2024	2023
	(in thousands)
Gross Earning Assets Contracted Period	$13,790,540	$10,802,494
Gross Earning Assets Renewal Period	4,043,288	3,364,026
Gross Earning Assets	$17,833,828	$14,166,520
The tables below provide a range of Gross Earning Asset amounts if different default, discount and purchase and renewal assumptions were used.
Gross Earning Assets Contracted Period:

	As of December 31, 2024
	Discount rate
Default rate	4%	5%	6%	7%	8%
	(in thousands)
5%	$16,022,644	$14,619,534	$13,402,304	$12,341,650	$11,413,421
0%	$16,514,342	$15,055,431	$13,790,540	$12,689,006	$11,725,573
Gross Earning Assets Renewal Period:

	As of December 31, 2024
	Discount rate
Purchase or Renewal rate	4%	5%	6%	7%	8%
	(in thousands)
80%	$5,152,733	$4,241,752	$3,507,314	$2,912,667	$2,429,164
90%	$5,938,980	$4,889,436	$4,043,288	$3,358,184	$2,801,115
100%	$6,725,224	$5,537,118	$4,579,261	$3,803,700	$3,173,064
Total Gross Earning Assets:

	As of December 31, 2024
	Discount rate
Purchase or Renewal rate	4%	5%	6%	7%	8%
	(in thousands)
80%	$21,667,075	$19,297,183	$17,297,854	$15,601,673	$14,154,737
90%	$22,453,322	$19,944,867	$17,833,828	$16,047,190	$14,526,688
100%	$23,239,566	$20,592,549	$18,369,801	$16,492,706	$14,898,637

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

We believe that policies associated with our principles of consolidation, revenue recognition, impairment of long-lived assets, provision for income taxes, business combinations and calculation of noncontrolling interests and redeemable noncontrolling interests have the greatest impact on our consolidated financial statements. Therefore, we consider these to be our critical accounting policies and estimates.
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
Consideration from customers is considered variable due to the performance guarantee under Customer Agreements and liquidated damage provisions under SREC contracts in the event minimum deliveries are not achieved. Customer Agreements with a performance guarantee provide a credit to the customer if the system's cumulative production, as measured on various PTO anniversary dates, is below our guarantee of a specified minimum. Revenue is recognized to the extent it is probable that a significant reversal of such revenue will not occur. If our estimate of the future production shortfall amount for Customer Agreements with a performance guarantee was 10% higher, the additional reduction to revenue in the twelve months ended December 31, 2024 would have been less than $4.0 million. Our estimated production shortfall reduced revenue during the twelve months ended December 31, 2024 by less than $7.6 million more than the prior year's period. We have historically estimated an immaterial amount of liquidated damages pursuant to SREC contracts, and actual damages have not been materially different from estimates, nor material in amount during the years ended December 31, 2024, 2023 and 2022.
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

Goodwill
Goodwill represents the excess of the purchase price over the fair value of assets acquired and liabilities assumed. Goodwill is reviewed for impairment at least annually as of October 1st or whenever events or changes in circumstances indicate that the carrying value may be impaired. We have determined that we operate as one reporting unit and our goodwill is tested for impairment at the enterprise level. When assessing goodwill for impairment, we use qualitative and if necessary, quantitative methods in accordance with FASB ASC Topic 350, Goodwill.
Circumstances or events that could indicate impairment and require us to perform a quantitative impairment test include a significant decline in our financial results, a significant decline in our enterprise value relative to our net book value, a sustained decline in our stock price, or an unanticipated change in competition affecting our market share and a significant change in our strategic plans or regulatory environment. A sustained decrease in the price of our common stock is one of the qualitative factors to be considered as part of an impairment test when evaluating whether events or changes in circumstances may indicate that it is more likely than not that a potential goodwill impairment exists.
As of October 1, 2024, we performed a qualitative assessment to evaluate any circumstances and events impacting our one reporting unit to determine the likelihood of goodwill impairment. We concluded it was more likely than not that the fair value of our one reporting unit exceeded its carrying value. To corroborate this conclusion, we compared the carrying value of our one reporting unit to our enterprise market capitalization after consideration of a reasonable control premium.
However, in November 2024, consistent with industry peers, our stock price declined resulting in a significant decline in our market capitalization below the book value of equity. This indicator triggered an interim quantitative assessment as of December 31, 2024. Per ASC 350-20-35-22 “quoted market prices in active markets are the best evidence of fair value and shall be used as the basis for the measurement, if available.” We estimated the fair value of our reporting unit primarily based on consideration of an income approach and market capitalization. Under the income approach, our future cash flows were estimated and present valued based on a discount rate reflecting a market participant risk-adjusted rate of return. The assumptions and estimates used in the assessment include, among others, estimated future net annual contracted cash flows under our existing long term customer agreements, as well as future growth estimates. We also compared the total invested capital (including market capitalization) to the fair value of our reporting unit to assess the reasonableness of fair value. As of December 31, 2024, we concluded that the fair value of our one reporting unit did not exceed its carrying value primarily driven by our market capitalization and recorded an impairment charge of $3.1 billion in our consolidated statements of operations equal to the full value of the previously recorded goodwill.
We utilized varying discount rates depending on the risk associated and sensitivity with differing cash flow projections. Holding all other assumptions constant, a 50 basis point decrease in the discount rate assumptions or a 10% increase in our market capitalization as of December 31, 2024 would not change the goodwill impairment charge.

Impairment of Long-Lived Assets
The carrying values of our long-lived assets, including solar energy systems, are periodically reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable or that the useful life is shorter than originally estimated. Factors that we consider in deciding when to perform an impairment review would include significant negative industry or economic trends, and significant changes or planned changes in our use of the assets. Recoverability of these assets is measured by comparison of the carrying value of each asset group to the future undiscounted cash flows the asset is expected to generate over its remaining life. If the asset is considered to be impaired, the amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset. If the useful life is shorter than originally estimated, we amortize the remaining carrying value over the new shorter useful life. During the years ended December 31, 2024, 2023 and 2022, there were no indicators of impairment and therefore no cash flow analysis was performed.
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
We sell solar energy systems to investment funds. As the investment funds are consolidated by us, the gain on the sale of the solar energy systems is not recognized in the consolidated financial statements. However, this gain is recognized for tax reporting purposes. We account for the income tax consequences of these intra-entity transfers, both current and deferred, as a component of income tax expense and deferred tax liability, net during the period in which the transfers occur.
We account for investment tax credits as a reduction of income tax expense in the year in which the credits are recognized (i.e. the flow-through method). The Company enters into ITC transfer agreements with third-party transferees to transfer to such third-parties, for cash, the ITCs generated by certain solar energy systems that have been or will be placed in service. The Company accounts for its share of ITC transfer proceeds under ASC 740, Income Taxes, as a reduction of income tax expense in the consolidated statement of operations during the year in which the credits are recognized (i.e., the flow-through method) and the tax equity investor’s share is distributed upon receipt.
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

Business Combinations
We allocate the fair value of purchase price to the tangible assets acquired, liabilities assumed and intangible assets acquired based on their estimated fair values. Any residual purchase price is recorded as goodwill. The allocation of the purchase price requires management to make significant estimates in determining the fair values of assets acquired and liabilities assumed, especially with respect to the solar energy systems acquired as part of our acquisition of Vivint Solar in 2020.
Significant estimates in valuing certain tangible assets include but are not limited to discount rates. These estimates are inherently uncertain and unpredictable.

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
The calculation of HLBV does not require estimates since each HLBV calculation is based upon the liquidation provisions of each fund’s contractual agreement. The calculation of the redeemable noncontrolling interest balance involves estimates such as a discount rate used in net present value calculations, and customer default rates. If the assumptions used for each of these were 10% higher, the impact to the aggregate redeemable noncontrolling interest balance as of December 31, 2024 would be a reduction of $21.8 million.

Results of Operations
The results of operations presented below should be reviewed in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K. Our Annual Report on Form 10-K for the year ended December 31, 2023 includes a discussion and analysis of our financial condition and results of operations for the year ended December 31, 2022 in Item 7 of Part II, “Management's Discussion and Analysis of Financial Condition and Results of Operations.”

	Year Ended December 31,
	2024	2023
	(in thousands, except per share amounts)
Revenue:
Customer agreements and incentives	$1,505,227	$1,186,706
Solar energy systems and product sales	532,492	1,073,107
Total revenue	2,037,719	2,259,813
Operating expenses:
Cost of customer agreements and incentives	1,169,213	1,077,114
Cost of solar energy systems and product sales	539,952	1,019,638
Sales and marketing	617,162	740,821
Research and development	39,304	21,816
General and administrative	245,127	221,067
Goodwill impairment	3,122,168	1,158,000
Total operating expenses	5,732,926	4,238,456
Loss from operations	(3,695,207)	(1,978,643)
Interest expense, net	(848,366)	(652,989)
Other income (expense), net	161,539	(63,900)
Loss before income taxes	(4,382,034)	(2,695,532)
Income tax benefit	(26,817)	(12,691)
Net loss	(4,355,217)	(2,682,841)
Net loss attributable to noncontrolling interests and redeemable noncontrolling interests	(1,509,050)	(1,078,344)
Net loss attributable to common stockholders	$(2,846,167)	$(1,604,497)
Net loss per share attributable to common stockholders
Basic	$(12.81)	$(7.41)
Diluted	$(12.81)	$(7.41)
Weighted average shares used to compute net loss per share attributable to common stockholders
Basic	222,215	216,642
Diluted	222,215	216,642

Comparison of the Years Ended December 31, 2024 and 2023
Revenue

	Year Ended December 31,		Change
	2024	2023	$	%
	(in thousands)
Customer agreements	$1,388,412	$1,077,099	$311,313	29%
Incentives	116,815	109,607	7,208	7%
Customer agreements and incentives	1,505,227	1,186,706	318,521	27%
Solar energy systems	204,776	656,408	(451,632)	(69)%
Products	327,716	416,699	(88,983)	(21)%
Solar energy systems and product sales	532,492	1,073,107	(540,615)	(50)%
Total revenue	$2,037,719	$2,259,813	$(222,094)	(10)%
Customer Agreements and Incentives. The $311.3 million increase in Revenue from Customer Agreements was primarily due to new systems placed in service in 2024 and a full year of revenue recognized in 2024 for systems placed in service in 2023 versus only a partial amount of such revenue related to the period in which the assets were in service in 2023. Revenue from incentives consisted primarily of sales of SRECs. The $7.2 million increase when compared to the prior year related to the timing and volume of SREC sales, which were responsive to market conditions.
Solar Energy Systems and Product Sales. Revenue from solar energy systems sales decreased by $451.6 million compared to the prior year primarily due to an increase in the proportion of customers choosing to enter into a Customer Agreement versus purchasing a system outright using a loan, likely due to increased interest rates. Product sales decreased by $89.0 million compared to the prior year primarily due to the lower average sales price of solar energy products, as well as lower sales volume of solar energy products to installers of solar energy systems compared to the prior year, due to easing of supply chain constraints and the wind-down of the AEE Solar operations in 2024.
Operating Expenses

	Year Ended December 31,		Change
	2024	2023	$	%
	(in thousands)
Cost of customer agreements and incentives	$1,169,213	$1,077,114	$92,099	9%
Cost of solar energy systems and product sales	539,952	1,019,638	(479,686)	(47)%
Sales and marketing	617,162	740,821	(123,659)	(17)%
Research and development	39,304	21,816	17,488	80%
General and administrative expense	245,127	221,067	24,060	11%
Goodwill impairment	3,122,168	1,158,000	1,964,168	100%
Total operating expenses	$5,732,926	$4,238,456	$1,494,470	35%

Cost of Customer Agreements and Incentives. The $92.1 million increase in Cost of customer agreements and incentives was primarily due to the new systems placed in service in 2024, plus a full year of costs recognized in 2024 for systems placed in service in 2023 versus only a partial amount of such expenses related to the period in which the assets were in service in 2023.

The Cost of customer agreements and incentives decreased to 78% of customer agreements and incentives revenue during 2024, from 91% in the prior year. This decrease is primarily due to customer pricing increases catching up to costs.

Cost of Solar Energy Systems and Product Sales. There was a $479.7 million decrease in Cost of solar energy systems and product sales, which was primarily due to the corresponding net decrease in the solar energy systems and product sales discussed above.

The Cost of solar energy systems and product sales increased to 101% of solar energy systems and product sales revenue during 2024, when compared with 95% in the prior year, primarily as the result of a $22.1 million increase in inventory reserves recorded in the first quarter of fiscal 2024 related to the wind-down of the AEE Solar operations.
Sales and Marketing Expense. The $123.7 million decrease in Sales and marketing expense was primarily attributable to decreases in headcount driving lower employee compensation and costs to acquire customers through our sales lead generating partners. Included in sales and marketing expense were $76.2 million and $56.3 million of amortization of costs to obtain Customer Agreements for 2024 and 2023, respectively.
Research and Development Expense. The $17.5 million increase in Research and development expense was primarily attributable to an increase in headcount driving higher employee compensation costs, as well as an increase in support related consulting costs.
General and Administrative Expense. The $24.1 million increase in General and administrative expenses was primarily attributable to an increase in headcount driving higher employee compensation costs. Additionally, there were increases related to information technology related consulting costs, when compared to the prior year period.
Goodwill impairment. The $2.0 billion increase in Goodwill impairment expense related to an impairment charge of $3.1 billion that was a result of an interim impairment test performed during the fourth quarter of 2024 and an impairment charge of $1.2 billion that was a result of an interim impairment test performed during the third quarter of 2023. For further detail, see Note 2, Summary of Significant Accounting Policies to our consolidated financial statement included elsewhere in this Annual Report on Form 10-K.
Non-Operating Expenses

	Year Ended December 31,		Change
	2024	2023	$	%
	(in thousands)
Interest expense, net	$(848,366)	$(652,989)	$(195,377)	30%
Other income (expense), net	161,539	(63,900)	225,439	(353)%
Total interest and other expense, net	$(686,827)	$(716,889)	$30,062	(4)%
Interest expense, net. The increase in Interest expense, net of $195.4 million is primarily related to additional non-recourse debt entered into in 2024. Included in net interest expense is $34.8 million and $31.2 million of non-cash interest recognized under Customer Agreements that have a significant financing component for 2024 and 2023, respectively.
Other income (expense), net. The increase in other income of $225.4 million relates primarily to an increase in gains on derivatives during 2024, as well as a $7.4 million decrease in loss on an equity investment, as we recorded a $51.3 million loss on an equity investment in 2024, compared with a $58.7 million loss on an equity investment during 2023.
Income Tax Benefit

	Year Ended December 31,		Change
	2024	2023	$	%
	(in thousands)
Income tax benefit	$26,817	$12,691	$14,126	111%
The increase in Income tax benefit of $14.1 million primarily relates to an increase in pre-tax loss, increased proceeds from investment tax credit transfers, and a decrease in valuation allowance on certain federal and state tax credits and net operating losses, which was offset by goodwill impairment and an increase in noncontrolling interest and redeemable noncontrolling interests.
Given our net operating loss carryforwards as of December 31, 2024, we do not expect to pay income tax, including in connection with our 2024 income tax provision, until our net operating losses are fully utilized. As of December 31, 2024, we had net operating loss carryforwards for federal, state, and foreign income tax purposes of approximately $720.7 million, $3.3 billion, and $459.9 million, respectively, which will begin to expire in 2028 for federal purposes, in 2025 for state purposes, and in 2031 for foreign purposes. In addition, federal and certain state net operating loss carryforwards generated in tax years beginning after December 31, 2017 total $2.0 billion and $334.4 million, respectively, and have indefinite carryover periods and do not expire.
Net Loss Attributable to Noncontrolling Interests and Redeemable Noncontrolling Interests

	Year Ended December 31,		Change
	2024	2023	$	%
	(in thousands)
Net loss attributable to noncontrolling interests and redeemable noncontrolling interests	$(1,509,050)	$(1,078,344)	$(430,706)	40%

Net loss attributable to noncontrolling interests and redeemable noncontrolling interests was primarily the result of an addition of seven new investment funds since December 31, 2023, for which the HLBV method was used in determining the amount of net loss attributable to noncontrolling interests. Investment funds generally allocate more loss to the noncontrolling interest in the first several years after fund formation.

Liquidity and Capital Resources
As of December 31, 2024, we had cash of $575.0 million, which consisted of cash held in checking and savings accounts with financial institutions. We finance our operations mainly through a variety of financing fund arrangements that we have formed with fund investors, cash generated from our sources of revenue and borrowings from secured credit facilities arrangements with syndicates of banks and from secured, long-term non-recourse loan arrangements. In 2024, we received $3.4 billion of new commitments on secured credit facilities arrangements and $1.5 billion of commitments from secured, long-term non-recourse loan arrangements. Our principal uses of cash are funding our business, including the costs of acquisition and installation of solar energy systems, satisfaction of our obligations under our debt instruments and other working capital requirements. As of December 31, 2024, we had outstanding borrowings of $384.2 million on our $447.5 million credit facility maturing in March 2027. In February 2024, we amended one of our subsidiary’s senior secured credit facility to, among other things, increase the total commitments from $1.8 billion to $2.4 billion and extend the maturity date from April 2025 to April 2028. In July 2024, we amended the same senior secured credit facility to increase total commitments from $2.4 billion to $2.6 billion. In February 2024, we amended our bank line of credit to, among other things, reduce the total commitments from $600.0 million to $447.5 million, and to extend the maturity date from January 2025 to November 2025. As of September 30, 2024, this maturity date was automatically extended to March 1, 2027, due to us maintaining funds on deposit in a collateral account equal to an amount sufficient to repay at the scheduled maturity all of our 0% Senior Convertible Notes due 2026 that are outstanding as of September 30, 2024 and being otherwise in compliance with our quarter-end liquidity covenant.

Additionally, we have purchase commitments, which have the ability to be canceled without significant penalties, with multiple suppliers to purchase $574.0 million of photovoltaic modules, inverters and batteries by the end of the fourth quarter of 2025. In February 2024, we issued $475.0 million of convertible senior notes with a maturity date of March 1, 2030, for net proceeds of approximately $470.1 million. Our business model requires substantial outside financing arrangements to grow the business and facilitate the deployment of additional solar energy systems. The solar energy systems that are operational are expected to generate a positive return rate over the term of the Customer Agreement, typically 20 or 25 years. However, in order to grow, we will continue to be dependent on financing from outside parties. If financing is not available to us on acceptable terms if and when needed, we may be required to reduce planned spending, which could have a material adverse effect on our operations. While there can be no assurances, we anticipate raising additional required capital from new and existing investors. We believe our cash, investment fund commitments and available borrowings as further described below will be sufficient to meet our anticipated cash needs for at least the next 12 months. We believe we will meet longer-term expected future cash requirements and obligations through a combination of cash flows from operating activities, available cash balances, and available credit via our credit facilities. The following table summarizes our cash flows for the periods indicated:

	Year Ended December 31,
	2024	2023
	(in thousands)
Consolidated cash flow data:
Net cash used in operating activities	$(766,153)	$(820,740)
Net cash used in investing activities	(2,701,024)	(2,613,143)
Net cash provided by financing activities	3,426,755	3,468,698
Net (decrease) increase in cash	$(40,422)	$34,815
Operating Activities
During 2024, we used $766.2 million in net cash from operating activities. The driver of our operating cash outflow consisted of the cost of our revenue, as well as sales, marketing and general and administrative costs. During 2024, our operating cash outflows were $447.6 million from our net loss excluding non-cash and non-operating items. Changes in working capital resulted in a net cash outflow of $318.5 million.
During 2023, we used $820.7 million in net cash from operating activities. The driver of our operating cash outflow consisted of the cost of our revenue, as well as sales, marketing and general and administrative costs. During 2023, our operating cash outflows were $625.6 million from our net loss excluding non-cash and non-operating items. Changes in working capital resulted in a net cash outflow of $195.3 million.
Investing Activities
During 2024, we used $2.7 billion in cash in investing activities. The majority was used to design, acquire and install solar energy systems and components under our long-term Customer Agreements.
During 2023, we used $2.6 billion in cash in investing activities. The majority was used to design, acquire and install solar energy systems and components under our long-term Customer Agreements. Included within cash used in investing activities during 2023, was a $5.0 million contribution we made as an additional investment in Lunar Energy.
Financing Activities
During 2024, we generated $3.4 billion from financing activities. This was primarily driven by $1.3 billion in net proceeds from fund investors, $2.1 billion in net proceeds from debt, $124.3 million in net proceeds from trade receivable financing, $98.2 million in net proceeds from convertible senior notes and $18.9 million in net proceeds from stock-based awards activity, offset by $26.2 million in acquisition of noncontrolling interests and $27.2 million in repayments under finance lease obligations.

During 2023, we generated $3.5 billion from financing activities. This was primarily driven by $1.4 billion in net proceeds from fund investors, $2.2 billion in net proceeds from debt, $22.6 million in net proceeds from stock-based awards activity, offset by $1.5 million in repurchase of convertible senior notes, $46.3 million in acquisition of noncontrolling interests and $23.3 million in repayments under finance lease obligations.
Debt, Equity, and Financing Fund Commitments
Debt Instruments
For a discussion of the terms and conditions of debt instruments and changes thereof in the period, refer to Note 10, Indebtedness, to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
Investment Fund Commitments
As of December 31, 2024, we had committed and available capital of approximately $260.2 million that may only be used to purchase and install solar energy systems. We intend to establish new investment funds in the future, and we may also use debt, equity or other financing strategies to finance our business.

Recent Accounting Pronouncements
See Note 2, Summary of Significant Accounting Policies, to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to certain market risks in the ordinary course of our business. Our primary exposure includes changes in interest rates because certain borrowings bear interest at floating rates based on SOFR, as applicable, plus a specified margin. We sometimes manage our interest rate exposure on floating-rate debt by entering into derivative instruments to hedge all or a portion of our interest rate exposure in certain debt facilities. We do not enter into any derivative instruments for trading or speculative purposes. Changes in economic conditions could result in higher interest rates, thereby increasing our interest expense and operating expenses and reducing funds available for capital investments, operations and other purposes. A hypothetical 10% increase in our interest rates on our variable rate debt facilities would have increased our interest expense by $14.8 million and $11.7 million for the year ended December 31, 2024 and 2023, respectively.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Sunrun Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Sunrun Inc. (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive (loss) income, redeemable noncontrolling interests and stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 27, 2025 expressed an unqualified opinion thereon.
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

Noncontrolling Interests and Redeemable Noncontrolling Interests

Description of matter
At December 31, 2024, noncontrolling interests were $1 billion and redeemable noncontrolling interests were $0.6 billion. As explained in Note 2 to the consolidated financial statements, noncontrolling interests and redeemable noncontrolling interests represent investors’ interests in the net assets of the tax equity funds that the Company has created to finance the cost of its solar energy systems subject to the Company’s Customer Agreements. The Company has
determined that the contractual provisions in the funding arrangements represent substantive profit sharing arrangements. The Company has further determined that the appropriate methodology for attributing income and loss to the noncontrolling interests and redeemable noncontrolling interests each period is a balance sheet approach referred to as the hypothetical liquidation at book value
(“HLBV”) method.

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
February 27, 2025

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Sunrun Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Sunrun Inc.’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Sunrun Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2024 consolidated financial statements of the Company and our report dated February 27, 2025 expressed an unqualified opinion thereon.
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
/s/ Ernst & Young LLP

San Francisco, California
February 27, 2025

Sunrun Inc.
Consolidated Balance Sheets
(In Thousands, Except Share Par Values)

	As of December 31,
	2024	2023
Assets
Current assets:
Cash	$574,956	$678,821
Restricted cash	372,312	308,869
Accounts receivable (net of allowances for credit losses of $15,420 and $19,042 as of December 31, 2024 and 2023, respectively)	170,706	172,001
Inventories	402,083	459,746
Prepaid expenses and other current assets	202,579	262,822
Total current assets	1,722,636	1,882,259
Restricted cash	148	148
Solar energy systems, net	15,032,115	13,028,871
Property and equipment, net	121,239	149,139
Goodwill	—	3,122,168
Other assets	3,021,746	2,267,652
Total assets (1)	$19,897,884	$20,450,237
Liabilities and total equity
Current liabilities:
Accounts payable	$354,214	$230,723
Distributions payable to noncontrolling interests and redeemable noncontrolling interests	41,464	35,180
Accrued expenses and other liabilities	543,752	499,225
Deferred revenue, current portion	129,442	128,600
Deferred grants, current portion	7,900	8,199
Finance lease obligations, current portion	26,045	22,053
Non-recourse debt, current portion	231,665	547,870
Pass-through financing obligation, current portion	—	16,309
Total current liabilities	1,334,482	1,488,159
Deferred revenue, net of current portion	1,208,905	1,067,461
Deferred grants, net of current portion	196,535	195,724
Finance lease obligations, net of current portion	66,139	68,753
Line of credit	384,226	539,502
Non-recourse debt, net of current portion	11,806,181	9,191,689
Convertible senior notes	479,420	392,867
Pass-through financing obligation, net of current portion	—	278,333
Other liabilities	119,846	190,866
Deferred tax liabilities	137,940	122,870
Total liabilities (1)	15,733,674	13,536,224
Commitments and contingencies (Note 18)
Redeemable noncontrolling interests	624,159	676,177
Stockholders’ equity:
Preferred stock, $0.0001 par value—authorized, 200,000 shares as of December 31, 2024 and 2023; no shares issued and outstanding as of December 31, 2024 and 2023	—	—
Common stock, $0.0001 par value—authorized, 2,000,000 shares as of December 31, 2024 and 2023; issued and outstanding, 225,662 and 219,392 shares as of December 31, 2024 and 2023, respectively	23	22
Additional paid-in capital	6,747,236	6,609,229
Accumulated other comprehensive loss	86,814	54,676
Retained earnings	(4,279,866)	(1,433,699)
Total stockholders’ equity	2,554,207	5,230,228
Noncontrolling interests	985,844	1,007,608
Total equity	3,540,051	6,237,836
Total liabilities, redeemable noncontrolling interests and total equity	$19,897,884	$20,450,237

(1)The Company’s consolidated assets as of December 31, 2024 and 2023 include $13,290,216 and $11,538,540, respectively, in assets of variable interest entities, or “VIEs”, that can only be used to settle obligations of the VIEs. Solar energy systems, net, as of December 31, 2024 and 2023 were $12,062,819 and $10,469,093, respectively; cash as of December 31, 2024 and 2023 were $420,756 and $254,522, respectively; restricted cash as of December 31, 2024 and 2023 were $57,892 and $48,169, respectively; accounts receivable, net as of December 31, 2024 and 2023 were $92,259 and $76,249, respectively; inventories as of December 31, 2024 and  2023 of $62,581 and $150,065, respectively; prepaid expenses and other current assets as of December 31, 2024 and 2023 were $7,616 and $161,414, respectively and other assets as of December 31, 2024 and 2023 were $586,293 and $379,028, respectively. The Company’s consolidated liabilities as of December 31, 2024 and 2023 include $2,343,040 and $2,417,984, respectively, in liabilities of VIEs whose creditors have no recourse to the Company. These liabilities include accounts payable as of December 31, 2024 and 2023 of $5,400 and $12,187, respectively; distributions payable to noncontrolling interests and redeemable noncontrolling interests as of December 31, 2024 and 2023 of $41,465 and $35,181, respectively; accrued expenses and other liabilities as of December 31, 2024 and 2023 of $42,997 and $185,766, respectively; deferred revenue as of December 31, 2024 and 2023 of $826,854 and $708,413, respectively; deferred grants as of December 31, 2024 and 2023 of $0 and $0, respectively; non-recourse debt as of December 31, 2024 and 2023 of $1,407,784 and $1,459,621, respectively; and other liabilities as of December 31, 2024 and 2023 of $18,540 and $16,816, respectively.
The accompanying notes are an integral part of these consolidated financial statements.

Sunrun Inc.
Consolidated Statements of Operations
(In Thousands, Except Per Share Amounts)

	Year Ended December 31,
	2024	2023	2022
Revenue:
Customer agreements and incentives	$1,505,227	$1,186,706	$983,047
Solar energy systems and product sales	532,492	1,073,107	1,338,375
Total revenue	2,037,719	2,259,813	2,321,422
Operating expenses:
Cost of customer agreements and incentives	1,169,213	1,077,114	844,162
Cost of solar energy systems and product sales	539,952	1,019,638	1,178,548
Sales and marketing	617,162	740,821	745,386
Research and development	39,304	21,816	20,907
General and administrative	245,127	221,067	194,611
Goodwill impairment	3,122,168	1,158,000	—
Total operating expenses	5,732,926	4,238,456	2,983,614
Loss from operations	(3,695,207)	(1,978,643)	(662,192)
Interest expense, net	(848,366)	(652,989)	(445,819)
Other income (expense), net	161,539	(63,900)	260,657
Loss before income taxes	(4,382,034)	(2,695,532)	(847,354)
Income tax (benefit) expense	(26,817)	(12,691)	2,291
Net loss	(4,355,217)	(2,682,841)	(849,645)
Net loss attributable to noncontrolling interests and redeemable noncontrolling interests	(1,509,050)	(1,078,344)	(1,023,022)
Net (loss) income attributable to common stockholders	$(2,846,167)	$(1,604,497)	$173,377
Net (loss) income per share attributable to common stockholders
Basic	$(12.81)	$(7.41)	$0.82
Diluted	$(12.81)	$(7.41)	$0.80
Weighted average shares used to compute net (loss) income per share attributable to common stockholders
Basic	222,215	216,642	211,347
Diluted	222,215	216,642	219,157
The accompanying notes are an integral part of these consolidated financial statements.

Sunrun Inc.
Consolidated Statements of Comprehensive (Loss) Income
(In Thousands)

	Year Ended December 31,
	2024	2023	2022
Net (loss) income attributable to common stockholders	$(2,846,167)	$(1,604,497)	$173,377
Unrealized gain on derivatives, net of income taxes	58,056	14,482	140,805
Adjustment for net gain on derivatives recognized into earnings, net of income taxes	(25,918)	(26,915)	(646)
Other comprehensive income (loss)	32,138	(12,433)	140,159
Comprehensive (loss) income	$(2,814,029)	$(1,616,930)	$313,536
The accompanying notes are an integral part of these consolidated financial statements.

Sunrun Inc.
Consolidated Statements of Redeemable Noncontrolling Interests and Stockholders' Equity
(In Thousands)

	Redeemable Noncontrolling Interests	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive(Loss) Income	Retained Earnings (Accumulated Deficit)	Total Stockholders' Equity	Noncontrolling Interests	Total Equity
		Shares	Amount
Balance - December 31, 2021	$594,973	208,176	$21	$6,330,344	$(73,050)	$(2,579)	$6,254,736	$722,878	$6,977,614
Exercise of stock options	—	1,842	—	13,772	—	—	13,772	$—	13,772
Issuance of restricted stock units, net of tax withholdings	—	2,968	—	—	—	—	—	—	—
Shares issued in connection with the Employee Stock Purchase Plan	—	1,198	—	19,091	—	—	19,091	—	19,091
Stock-based compensation	—	—	—	123,050	—	—	123,050	—	123,050
Contributions from redeemable noncontrolling interests and noncontrolling interests	89,088	—	—	—	—	—	—	1,325,705	1,325,705
Distributions to redeemable noncontrolling interests and noncontrolling interests	(67,732)	—	—	—	—	—	—	(150,369)	(150,369)
Net (loss) income	(5,558)	—	—	—	—	173,377	173,377	(1,017,464)	(844,087)
Acquisition of noncontrolling interest	(1,069)	—	—	(16,063)	—	—	(16,063)	(19,557)	(35,620)
Other comprehensive income, net of taxes	—	—	—	—	140,159	—	140,159	—	140,159
Balance - December 31, 2022	609,702	214,184	21	6,470,194	67,109	170,798	6,708,122	861,193	7,569,315
Exercise of stock options	—	838	—	4,304	—	—	4,304	—	4,304
Issuance of restricted stock units, net of tax withholdings	—	2,836	1	—	—	—	1	—	1
Shares issued in connection with the Employee Stock Purchase Plan	—	1,534	—	18,305	—	—	18,305	—	18,305
Stock-based compensation	—	—	—	111,280	—	—	111,280	—	111,280
Contributions from redeemable noncontrolling interests and noncontrolling interests	185,397	—	—	—	—	—	—	1,387,002	1,387,002
Distributions to redeemable noncontrolling interests and noncontrolling interests	(68,310)	—	—	—	—	—	—	(159,876)	(159,876)
Net (loss) income	(30,601)	—	—	—	—	(1,604,497)	(1,604,497)	(1,047,743)	(2,652,240)
Acquisition of noncontrolling interests	(20,011)	—	—	5,146	—	—	5,146	(32,968)	(27,822)
Other comprehensive income, net of taxes	—	—	—	—	(12,433)	—	(12,433)	—	(12,433)
Balance - December 31, 2023	676,177	219,392	22	6,609,229	54,676	(1,433,699)	5,230,228	1,007,608	6,237,836
Exercise of stock options	—	524	—	3,607	—	—	3,607	—	3,607
Issuance of restricted stock units, net of tax withholdings	—	4,076	1	—	—	—	1	—	1
Shares issued in connection with the Employee Stock Purchase Plan	—	1,670	—	15,267	—	—	15,267	—	15,267
Stock-based compensation	—	—	—	124,267	—	—	124,267	—	124,267
Contributions from redeemable noncontrolling interests and noncontrolling interests	24,602	—	—	—	—	—	—	1,787,364	1,787,364
Distributions to redeemable noncontrolling interests and noncontrolling interests	(68,543)	—	—	—	—	—	—	(246,400)	(246,400)
Net income (loss)	14,820	—	—	—	—	(2,846,167)	(2,846,167)	(1,523,870)	(4,370,037)
Capped call transaction	—	—	—	(38,365)	—	—	(38,365)	—	(38,365)
Acquisition of noncontrolling interests	(22,897)	—	—	33,231	—	—	33,231	(38,858)	(5,627)
Other comprehensive loss, net of taxes	—	—	—	—	32,138	—	32,138	—	32,138
Balance - December 31, 2024	$624,159	225,662	$23	$6,747,236	$86,814	$(4,279,866)	$2,554,207	$985,844	$3,540,051
The accompanying notes are an integral part of these consolidated financial statements

Sunrun Inc.
Consolidated Statements of Cash Flows
(In Thousands)

	Year Ended December 31,
	2024	2023	2022
Operating activities:
Net loss	$(4,355,217)	$(2,682,841)	$(849,645)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization, net of amortization of deferred grants	620,876	531,669	451,046
Goodwill impairment	3,122,168	1,158,000	—
Deferred income taxes	(26,817)	(12,716)	2,291
Stock-based compensation expense	112,825	111,781	110,633
Interest on pass-through financing obligations	8,837	19,504	20,076
Reduction in pass-through financing obligations	(20,787)	(40,352)	(41,164)
Unrealized (gain) loss on derivatives	(120,008)	28,105	(184,904)
Other noncash items	210,479	261,390	53,651
Changes in operating assets and liabilities:
Accounts receivable	(14,974)	15,748	(86,762)
Inventories	57,663	324,158	(277,085)
Prepaid expenses and other current assets	(771,997)	(476,628)	(378,807)
Accounts payable	177,449	(108,785)	40,458
Accrued expenses and other liabilities	80,588	(56,473)	64,122
Deferred revenue	152,762	106,700	227,297
Net cash used in operating activities	(766,153)	(820,740)	(848,793)
Investing activities:
Payments for the costs of solar energy systems	(2,699,452)	(2,587,183)	(1,992,863)
Purchase of equity investment	—	(5,000)	(75,000)
Purchases of property and equipment, net	(1,572)	(20,960)	(18,203)
Net cash used in investing activities	(2,701,024)	(2,613,143)	(2,086,066)
Financing activities:
Proceeds from state tax credits, net of recapture	5,203	4,033	—
Proceeds from trade receivable financing	124,261	41,225	—
Repayment of trade receivable financing	—	(41,225)	—
Proceeds from line of credit	354,256	1,124,675	1,165,267
Repayment of line of credit	(509,532)	(1,090,331)	(871,175)
Proceeds from issuance of convertible senior notes, net of capped call transaction	444,822	—	—
Repurchase of convertible senior notes	(346,581)	(1,545)	—
Proceeds from issuance of non-recourse debt	4,009,906	3,745,580	3,428,830
Repayment of non-recourse debt	(1,794,962)	(1,575,527)	(1,799,428)
Payment of debt fees	(93,875)	(47,342)	(62,994)
Proceeds from pass-through financing and other obligations, net	4,795	8,812	3,645
Repayment of pass-through financing obligation	(240,288)	—	—
Payment of finance lease obligations	(27,240)	(23,279)	(14,146)
Contributions received from noncontrolling interests and redeemable noncontrolling interests	1,811,966	1,572,399	1,414,793
Distributions paid to noncontrolling interests and redeemable noncontrolling interests	(308,657)	(225,114)	(217,633)
Acquisition of noncontrolling interest	(26,195)	(46,274)	(42,571)
Net proceeds related to stock-based award activities	18,876	22,611	32,863
Proceeds from transfer of investment tax credits	705,697	6,980	—
Payments to redeemable noncontrolling interests and noncontrolling interests of investment tax credits	(705,697)	(6,980)	—
Net cash provided by financing activities	3,426,755	3,468,698	3,037,451
Net change in cash and restricted cash	(40,422)	34,815	102,592
Cash and restricted cash, beginning of period	987,838	953,023	850,431
Cash and restricted cash, end of period	$947,416	$987,838	$953,023
Supplemental disclosures of cash flow information
Cash paid for interest	$591,285	$433,050	$300,118
Cash paid for income taxes	$—	$—	$—
Supplemental disclosures of noncash investing and financing activities
Purchases of solar energy systems and property and equipment included in accounts payable and accrued expenses	$40,814	$61,740	$61,327
Right-of-use assets obtained in exchange for new finance lease liabilities	$36,991	$87,726	$21,030
Portion of solar energy systems financed with seller financing, included within non-recourse debt	$—	$—	$—

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
Sunrun acquires customers directly and through relationships with various solar and strategic partners (“Partners”). The Projects are constructed either by Sunrun or by Sunrun’s Partners and are mostly owned by the Company. Sunrun’s customers enter into an agreement to utilize the solar energy system (the “Customer Agreement”) which typically has an initial term of 20 or 25 years. Sunrun monitors, maintains and insures the Projects during the term of the Customer Agreement. The Company also sells battery storage along with the solar energy systems and products, such as panels and racking and solar leads generated by customers.
The Company has formed various subsidiaries (“Funds”) to finance the development of Projects. These Funds, structured as limited liability companies, obtain financing from outside investors and purchase Projects from Sunrun under master purchase. The Company currently utilizes the legal structure for its investment Funds which are referred to as partnership-flips.

Note 2. Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and reflect the accounts and operations of the Company and those of its subsidiaries, including Funds, in which the Company has a controlling financial interest. The typical condition for a controlling financial interest ownership is holding a majority of the voting interests of an entity. However, a controlling financial interest may also exist in entities, such as variable interest entities (“VIEs”), through arrangements that do not involve controlling voting interests. In accordance with the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 810, Consolidation, the Company consolidates any VIE of which it is the primary beneficiary. The primary beneficiary, as defined in FASB ASC Topic 810, Consolidation, is the party that has (1) the power to direct the activities of a VIE that most significantly impact the VIE’s economic performance and (2) the obligation to absorb the losses of the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE. The Company evaluates its relationships with its VIEs on an ongoing basis to determine whether it continues to be the primary beneficiary. The consolidated financial statements reflect the assets and liabilities of VIEs that are consolidated. All intercompany transactions and balances have been eliminated in consolidation.
Reclassifications
When necessary, reclassifications have been made to the Company’s prior period financial information to conform with current year presentation and are not material to the Company’s consolidated financial statements.
Use of Estimates
The preparation of the consolidated financial statements requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The Company regularly makes estimates and assumptions, including, but not limited to, revenue recognition constraints that result in variable consideration, the discount rate used to adjust the promised amount of consideration for the effects of a significant financing component, the estimates that affect the collectability of accounts receivable, the valuation of inventories, the useful lives of solar energy systems, the useful lives of property and equipment, the fair value estimates used in the goodwill impairment calculation, the discount rate used for operating and financing leases, the valuation of stock-based compensation, the determination of valuation allowances associated with deferred tax assets, the fair value of debt instruments disclosed and the redemption value of redeemable noncontrolling interests. The Company bases its estimates on historical experience and various other assumptions believed to be reasonable. Actual results may differ from such estimates.

Sunrun Inc.
Notes to Consolidated Financial Statements — Continued
Segment Information
The Company has one operating segment with one business activity, providing solar energy services and products to customers. The Company's chief operating decision maker ("CODM") is its Chief Executive Officer, who reviews financial information presented on a consolidated basis. When evaluating performance and allocating resources, the CODM uses consolidated income (loss) from operations and net income (loss). These financial metrics are used by the CODM to make key operating decisions, such as the determination of volume targets and the allocation of budget between cost of revenues, sales and marketing, research and development, and general and administrative expenses. The CODM does not use asset or liability information in evaluating the Company’s operating segment.
Revenue from external customers (including, but not limited to homeowners) for each group of similar products and services is as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Customer agreements	$1,388,412	$1,077,099	$872,298
Incentives	116,815	109,607	110,749
Customer agreements and incentives	1,505,227	1,186,706	983,047

Solar energy systems	204,776	656,408	913,904
Products	327,716	416,699	424,471
Solar energy systems and product sales	532,492	1,073,107	1,338,375
Total revenue	$2,037,719	$2,259,813	$2,321,422
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
The following table provides a reconciliation of cash and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows. Cash and restricted cash consists of the following (in thousands):

	December 31,
	2024	2023	2022
Cash	$574,956	$678,821	$740,508
Restricted cash, current and long-term	372,460	309,017	212,515
Total	$947,416	$987,838	$953,023

Sunrun Inc.
Notes to Consolidated Financial Statements — Continued
Accounts Receivable
Accounts receivable consist of amounts due from customers as well as state and utility rebates due from government agencies and utility companies. Under Customer Agreements, the customers typically assign incentive rebates to the Company.
Accounts receivable are recorded at net realizable value. The Company maintains allowances for the applicable portion of receivables using the expected credit loss model. The Company estimates expected credit losses from doubtful accounts based upon the expected collectability of all accounts receivables, which takes into account the number of days past due, collection history, identification of specific customer exposure, current economic trends, and management’s expectation of future economic conditions. Once a receivable is deemed to be uncollectible, it is written off. In 2024, 2023 and 2022, the Company recorded provisions for credit losses of $17.0 million, $21.7 million and $17.0 million, respectively, and wrote-off uncollectible receivables of $20.7 million, $15.8 million and $10.3 million, respectively.
Accounts receivable, net consists of the following (in thousands):

	December 31,
	2024	2023
Customer receivables	$179,152	$186,537
Other receivables	6,974	4,506
Allowance for credit losses	(15,420)	(19,042)
Total	$170,706	$172,001
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
Solar Energy Systems, net
The Company records solar energy systems subject to signed Customer Agreements and solar energy systems that are under installation as solar energy systems, net on its consolidated balance sheet. Solar energy systems, net is comprised of system equipment costs related to solar energy systems, less accumulated depreciation and amortization. Depreciation on solar energy systems is calculated on a straight-line basis over the estimated useful lives of the systems of 35 years. The Company periodically reviews its estimated useful life and recognizes changes in estimates by prospectively adjusting depreciation expense. Inverters and batteries are depreciated over their estimated useful life of 10 to 15 years.
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
Capitalization of Software Costs
For costs incurred in the development of internal use software, the Company capitalizes costs incurred during the application development stage. Costs related to preliminary project activities and post implementation activities are expensed as incurred. Internal use software is amortized on a straight-line basis over its estimated useful life of 3 years. Costs of $25.9 million, $21.3 million and $10.0 million were capitalized in 2024, 2023 and 2022, respectively.
Impairment of Long-Lived Assets
The carrying values of the Company’s long-lived assets, including solar energy systems, are periodically reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable or that the useful life is shorter than originally estimated. Factors that are considered in deciding when to perform an impairment review would include significant negative industry or economic trends and significant changes or planned changes in the use of the assets. Recoverability of these assets is measured by comparison of the carrying value of each asset group to the future undiscounted cash flows the asset group is expected to generate over its remaining life. If the asset group is considered to be impaired, the amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset group. If the useful life is shorter than originally estimated, the Company amortizes the remaining carrying value over the new shorter useful life. The Company has recognized no material impairments of its long-lived assets in any of the periods presented.
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

Sunrun Inc.
Notes to Consolidated Financial Statements — Continued
Circumstances that could indicate impairment and require the Company to perform a quantitative impairment test include significant declines in the Company’s financial results or enterprise value relative to its net book value or a sustained decline in the Company's stock price below its book value, coupled with declines in valuations for comparable public companies or acquisition premiums. The Company tests goodwill for impairment for its one reporting unit using an estimated fair value approach. The Company’s stock price, consistent with other industry peers, experienced a significant decline during the fourth quarter of fiscal 2024. A sustained decrease in the Company’s stock price is one of the qualitative factors to be considered as part of an impairment test when evaluating whether events or changes in circumstances may indicate that it is more likely than not that a potential goodwill impairment exists.
As of October 1st, the Company performed a qualitative assessment and concluded that the fair value of the Company’s one reporting unit exceeded its carrying value with consideration of a reasonable control premium. However, during the fourth quarter of fiscal 2024, due to the significant sustained decline in the Company’s market capitalization below the book value of equity, the Company performed an interim quantitative assessment. The Company estimated the fair value of its reporting unit primarily based on consideration of an income approach and market capitalization. Under the income approach, future cash flows of the Company were estimated and present valued based on a discount rate reflecting a market participant risk-adjusted rate of return.
The assumptions and estimates used in the assessment include, among others, estimated future net annual contracted cash flows under its existing long term customer agreements, as well as future growth estimates which rely on management judgement. The Company selected estimates used in the discounted cash flow projections using historical data as well as current and anticipated market conditions, and estimated growth rates with consideration of published industry trends. The Company also compared the total invested capital (including market capitalization) to the fair value of its reporting unit to assess the reasonableness of fair value. The Company concluded that the fair value of its one reporting unit did not exceed its carrying value as of December 31, 2024 and recorded a non-cash goodwill impairment charge of $3.1 billion in its consolidated statements of operations primarily driven by the Company’s market capitalization. This impairment charge did not result in a change to previously recorded deferred taxes, as goodwill was not deductible for tax purposes, nor did it impact the Company’s liquidity position, its debt covenants or cash flows.
Supplier Finance Agreements
The Company has entered into supplier finance agreements with certain financial institutions, whereby these institutions pay amounts related to trade and inventory payables to suppliers on behalf of the Company. The terms of these agreements allow the Company to extend, at its sole discretion, the original supplier payment terms up to 90 or 120 days. The Company does not provide any form of guarantee under these financing agreements. Amounts outstanding under these agreements are reflected in Accrued expenses and other liabilities in the consolidated balance sheets. The Company records interest for the period the supplier finance obligation is outstanding and reflects the proceeds and payments related to these transactions as a financing activity within its consolidated statement of cash flow.

The following is a rollforward of the obligations under these supplier finance agreements (in thousands):

Supplier finance obligations outstanding at December 31, 2022	$—
Proceeds from trade receivable financing	41,225
Repayment of trade receivable financing	(41,225)
Supplier finance obligations outstanding at December 31, 2023	—
Proceeds from trade receivable financing	124,261
Repayment of trade receivable financing	—
Accrued interest on trade receivable financing	5,977
Supplier finance obligations outstanding at December 31, 2024	$130,238
Deferred Revenue
When the Company receives consideration, or when such consideration is unconditionally due, from a customer prior to delivering goods or services to the customer under the terms of a Customer Agreement, the Company records deferred revenue. Such deferred revenue consists of amounts for which the criteria for revenue

Sunrun Inc.
Notes to Consolidated Financial Statements — Continued
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

    The opening balance of deferred revenue was $1,096.0 million as of December 31, 2022. Deferred revenue consists of the following (in thousands):

	December 31,
	2024	2023
Under Customer Agreements:
Payments received, net	$950,225	$873,137
Financing component balance	79,731	72,289
	1,029,956	945,426

Under SREC contracts:
Payments received, net	291,972	237,800
Financing component balance	16,419	12,835
	308,391	250,635

Total	$1,338,347	$1,196,061
    During the years ended December 31, 2024, 2023 and 2022, the Company recognized revenue of $137.7 million, $113.3 million and $99.0 million, respectively, from amounts included in deferred revenue at the beginning of the respective periods. Revenue allocated to remaining performance obligations represents contracted revenue that has not yet been recognized and includes deferred revenue as well as amounts that will be invoiced and recognized as revenue in future periods. Contracted but not yet recognized revenue was approximately $31.3 billion as of December 31, 2024, of which the Company expects to recognize approximately 5% over the next 12 months. The annual recognition is not expected to vary significantly over the next 10 years as the vast majority of existing Customer Agreements have at least 10 years remaining, given that the average age of the Company's fleet of residential solar energy systems under Customer Agreements is less than 6 years due to the Company being formed in 2007 and having experienced significant growth in the last few years. The annual recognition on these existing contracts will gradually decline over the midpoint of the Customer Agreements over the following 10 years as the typical 20- or 25-year initial term expires on individual Customer Agreements.
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

Solar Energy Performance Guarantees
The Company guarantees to customers certain specified minimum solar energy production output for solar facilities over the initial term of the Customer Agreements. The Company monitors the solar energy systems to determine whether these specified minimum outputs are being achieved. Annually or every two years, depending on the terms of the Customer Agreement, the Company will refund a portion of electricity payments to a customer if the solar energy production output was less than the performance guarantee. The Company considers this a variable component that offsets the transaction price.
Derivative Financial Instruments
The Company recognizes all derivative instruments on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income if a derivative is designated as part of a hedge transaction. The ineffective portion of the hedge, if any, is immediately recognized in earnings and is included in other income (expenses), net in the consolidated statements of operations.
The Company uses derivative financial instruments, primarily interest rate swaps, to manage its exposure to interest rate risks on its syndicated term loans, which are recognized on the balance sheet at their fair values. On the date that the Company enters into a derivative contract, the Company formally documents all relationships between the hedging instruments and the hedged items, as well as its risk management objective and strategy for undertaking each hedge transaction. Derivative instruments designated in a hedge relationship to mitigate exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Cash flow hedges are accounted for by recording the fair value of the derivative instrument on the balance sheet as either a freestanding asset or liability. Changes in the fair value of a derivative that is designated and qualifies as an effective cash flow hedge are recorded in accumulated other comprehensive loss, net of tax, until earnings are affected by the variability of cash flows of the hedged item. Any derivative gains and losses that are not effective in hedging the variability of expected cash flows of the hedged item or that do not qualify for hedge accounting treatment are recognized directly into income. At the hedge’s inception and at least quarterly thereafter, a formal assessment is performed to determine whether changes in cash flows of the derivative instrument have been highly effective in offsetting changes in the cash flows of the hedged items and whether they are expected to be highly effective in the future. The Company discontinues hedge accounting prospectively when (i) it determines that the derivative is no longer effective in offsetting changes in the cash flows of a hedged item; (ii) the derivative expires or is sold, terminated, or exercised; or (iii) management determines that designating the derivative as a hedging instrument is no longer appropriate. In all situations in which hedge accounting is discontinued and the derivative remains outstanding, the derivative instrument is carried at its fair market value on the balance sheet with the changes in fair value recognized in current period earnings. The remaining balance in accumulated other comprehensive income associated with the derivative that has been discontinued is not recognized in the income statement unless it is probable that the forecasted transaction will not occur. Such amounts are recognized in earnings when earnings are affected by the hedged transaction.

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

Sunrun Inc.
Notes to Consolidated Financial Statements — Continued
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

Sunrun Inc.
Notes to Consolidated Financial Statements — Continued
Stock-Based Compensation
The Company grants stock options and restricted stock units (“RSUs”) for its equity incentive plan and employee stock purchase plan. Stock-based compensation to employees is measured based on the grant date fair value of the awards and recognized over the period during which the employee is required to perform services in exchange for the award (generally the vesting period of the award). When determining the grant date fair value of stock-based compensation, the Company utilizes the observable closing share price of its stock on the grant date. The Company considers whether any adjustments are needed to the share price to reflect fair value, including in instances where the observable market price does not reflect certain material non-public information known to the Company, but unavailable to marketplace participants at the time the market price is observed. No such adjustments were made during the years ended December 31, 2024, 2023, and 2022. The Company estimates the fair value of stock options and employee stock purchase plans awards granted using the Black-Scholes option-valuation model. Upon completion of the acquisition of Vivint Solar, all outstanding equity awards under Vivint Solar's equity incentive plans were automatically converted to Sunrun equity awards with the number of shares underlying such awards (and, in the case of stock options, the applicable exercise price) adjusted based on the exchange ratio of 0.55 shares of Sunrun common stock per share of Vivint Solar common stock and the fair value was also updated in accordance with FASB ASC Topic 718, Stock Compensation. Compensation cost is recognized over the vesting period of the applicable award using the straight-line method for those options expected to vest. For performance-based equity compensation awards, the Company generally recognizes compensation expense for each vesting tranche over the related performance period.
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

Sunrun Inc.
Notes to Consolidated Financial Statements — Continued
Income Taxes
The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements and tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are provided against deferred tax assets to the extent that it is more likely than not that the deferred tax asset will not be realized. The Company is subject to the provisions of FASB ASC Topic 740, Income Taxes, which establishes consistent thresholds as it relates to accounting for income taxes. It defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more likely than not” to be sustained by the taxing authority and requires measurement of a tax position meeting the more-likely-than-not criterion, based on the largest benefit that is more than 50% likely to be realized. Management has analyzed the Company’s inventory of tax positions with respect to all applicable income tax issues for all open tax years (in each respective jurisdiction).
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
The Company accounts for investment tax credits as a reduction of income tax expense in the year in which the credits are recognized (i.e. the flow-through method). The Company enters into ITC transfer agreements with third-party transferees to transfer to such third-parties, for cash, the ITCs generated by certain solar energy systems that have been or will be placed in service. The Company accounts for its share of ITC transfer proceeds under ASC 740, Income Taxes, as a reduction of income tax expense in the consolidated statement of operations during the year in which the credits are recognized (i.e., the flow-through method) and the tax equity investor’s share is distributed upon receipt.
The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal, state and local jurisdictions, where applicable. The statute of limitations for the tax returns varies by jurisdiction.
Concentrations of Risk
Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash and accounts receivable, which includes rebates receivable. The associated risk of concentration for cash is mitigated by banking with institutions with high credit ratings. At certain times, amounts on deposit exceed Federal Deposit Insurance Corporation insurance limits. The Company does not require collateral or other security to support accounts receivable. To reduce credit risk, management performs periodic credit evaluations and ongoing evaluations of its customers’ financial condition. Rebates receivable are due from various states and local governments as well as various utility companies. The Company considers the collectability risk of such amounts to be low. The Company is not dependent on any single customer. The Company’s customers under Customer Agreements are primarily located in California, Arizona, New Jersey, New York, Maryland, Illinois and Massachusetts. The loss of a customer would not adversely impact the Company’s operating results or financial position. The Company depends on a limited number of suppliers of solar panels and other system components. During the years ended December 31, 2024 and 2023, the solar materials purchases from the top five suppliers were approximately $854.9 million and $561.6 million, respectively.
Recently Issued and Adopted Accounting Standards
Accounting standards adopted January 1, 2022:
In October 2021, the FASB issued ASU No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which requires contract assets and contract liabilities acquired in a business combination to be recognized and measured in accordance with FASB ASC Topic 606, Revenue from Contracts with Customers. This ASU is effective for interim and annual periods beginning after

Sunrun Inc.
Notes to Consolidated Financial Statements — Continued
December 15, 2022 on a prospective basis, with early adoption permitted. Effective January 1, 2022, the Company early adopted ASU 2021-08 on a prospective basis. There was no impact to its consolidated financial statements.

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
Accounting standards adopted January 1, 2023:
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
Accounting standards adopted January 1, 2024:
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which expands disclosures about a public entity’s reportable segments and requires enhanced information about a reportable segment’s expenses, interim segment profit or loss, and how a public entity’s CODM uses reported segment profit or loss information in assessing segment performance and allocating resources. This ASU became effective for fiscal years beginning after December 15, 2023. The Company adopted ASU 2023-07 during the year ended December 31, 2024, see Segment Information above in this footnote for further detail.
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

Sunrun Inc.
Notes to Consolidated Financial Statements — Continued
In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures: Disaggregation of Income Statement Expenses. This guidance requires disclosures about significant expense categories, including but not limited to, inventory purchases, employee compensation, depreciation, amortization, and selling expenses. This ASU is effective for fiscal years beginning after December 15, 2026 and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating this guidance and the impact it may have on its financial statement disclosures.
In November 2024, the FASB issued ASU 2024-04, Debt — Debt with Conversion and Other Options (Subtopic 470-20) — Induced Conversions of Convertible Debt Instruments. This guidance clarifies the requirements for determining whether to account for certain early settlements of convertible debt instruments as induced conversions or extinguishment. This ASU is effective for fiscal years beginning after December 15, 2025, with early adoption permitted for entities that have already adopted ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity's Own Equity (Subtopic 815- 40), Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. The Company is currently evaluating this guidance and the impact it may have on its future consolidated financial statements.

Note 3. Fair Value Measurement
At December 31, 2024 and 2023, the carrying value of receivables, accounts payable, accrued expenses and distributions payable to noncontrolling interests approximates fair value due to their short-term nature and falls under the Level 2 hierarchy. The carrying values and fair values of debt instruments are as follows (in thousands):

	December 31, 2024		December 31, 2023
	Carrying Value	Fair Value	Carrying Value	Fair Value
Recourse debt	$863,646	$807,801	$932,369	$844,727
Senior debt	4,738,594	4,681,858	4,114,134	4,082,994
Subordinated debt	2,667,010	2,539,930	2,219,573	2,131,994
Securitization debt	4,632,242	4,363,326	3,405,852	3,191,542
Total	$12,901,492	$12,392,915	$10,671,928	$10,251,257
At December 31, 2024 and 2023, the fair value of certain recourse debt and certain senior, subordinated and securitization loans approximate their carrying values because their interest rates are variable rates that approximate rates currently available to the Company. At December 31, 2024 and 2023, the fair value of the Company’s other debt instruments are based on rates currently offered for debt with similar maturities and terms. The Company’s fair value of the debt instruments fell under the Level 2 hierarchy. These valuation approaches involve some level of management estimation and judgment, the degree of which is dependent on the price transparency for the instruments or market.
At December 31, 2024 and 2023, financial instruments measured at fair value on a recurring basis, based upon the fair value hierarchy are as follows (in thousands):

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Derivative assets:
Interest rate swaps	$—	$171,758	$—	$171,758
Total	$—	$171,758	$—	$171,758

Derivative liabilities:
Interest rate swaps	$—	$7,385	$—	$7,385
Total	$—	$7,385	$—	$7,385

Sunrun Inc.
Notes to Consolidated Financial Statements — Continued

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Derivative assets:
Interest rate swaps	$—	$132,734	$—	$132,734
Total	$—	$132,734	$—	$132,734

Derivative liabilities:
Interest rate swaps	$—	$60,401	$—	$60,401
Total	$—	$60,401	$—	$60,401
The above balances are recorded in other assets and other liabilities, respectively, in the consolidated balance sheets, except for $30.6 million and $55.5 million as of December 31, 2024 and 2023, respectively, which is recorded in prepaid expenses and other current assets.
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

Note 4. Inventories
Inventories consist of the following (in thousands):

	December 31,
	2024	2023
Raw materials	$357,870	$413,410
Work-in-process	44,213	46,336
Total	$402,083	$459,746
The Internal Revenue Service (“IRS”) provided taxpayers a safe harbor opportunity for solar facilities that began construction prior to January 1, 2025 and are placed in service on or after January 1, 2025 to elect the application of the Commercial ITC under Section 48(a) of the Code. The Company has sought to avail itself of the safe harbor in order to retain the ability to elect the application of the Commercial ITC under Section 48(a) of the Code by incurring certain costs and taking title to equipment in 2024. As of December 31, 2024, there was $349.5 million related to the safe harbor program within raw materials.

Note 5. Solar Energy Systems, net
Solar energy systems, net consists of the following (in thousands):

	December 31,
	2024	2023
Solar energy system equipment costs	$14,258,772	$12,558,996
Inverters and batteries	2,554,739	1,845,580
Total solar energy systems	16,813,511	14,404,576
Less: accumulated depreciation and amortization	(2,732,888)	(2,165,171)
Add: construction-in-progress	951,492	789,466
Total solar energy systems, net	$15,032,115	$13,028,871
All solar energy systems, including construction-in-progress, have been leased to or are subject to signed Customer Agreements with customers. In accordance with its policy, the Company periodically reviews the estimated useful lives of its fixed assets on an ongoing basis and recognizes any changes in estimated useful lives

Sunrun Inc.
Notes to Consolidated Financial Statements — Continued
by prospectively adjusting depreciation expense. During the three months ended June 30, 2024, the Company completed an assessment of its battery equipment, which included review of an independent engineering report, and determined that the useful life of its batteries was longer than the estimated useful life being used to calculate depreciation. As a result, effective April 1, 2024, the Company changed its estimated useful life to reflect the estimated period these assets will remain in service. The estimated useful life of batteries previously was 10 years and was increased to 15 years. The impact of this change in estimate reduces depreciation expense and was immaterial for the twelve months ended December 31, 2024. For batteries placed in service as of the effective date of April 1, 2024, the impact on depreciation for the year ended December 31, 2024 was approximately $14.0 million. The Company recorded depreciation expense related to solar energy systems of $584.6 million, $500.6 million and $426.7 million for the years ended December 31, 2024, 2023 and 2022, respectively. The depreciation expense was reduced by the amortization of deferred grants of $7.8 million, $8.2 million and $8.3 million for the years ended December 31, 2024, 2023 and 2022, respectively.
Note 6. Property and Equipment, net
Property and equipment, net consists of the following (in thousands):

	December 31,
	2024	2023
Machinery and equipment	$17,375	$17,216
Leasehold improvements, furniture, and computer hardware	43,835	47,810
Vehicles	159,736	157,486
Computer software	56,742	74,636
Total property and equipment	277,688	297,148
Less: Accumulated depreciation and amortization	(156,449)	(148,009)
Total property and equipment, net	$121,239	$149,139
Depreciation and amortization expense was $44.1 million, $31.9 million and $27.2 million for the years ended December 31, 2024, 2023 and 2022, respectively.
Note 7. Goodwill, net
The goodwill was acquired as part of the acquisition of Mainstream Energy Corporation, which included AEE Solar and its racking business SnapNrack; Clean Energy Experts, LLC; Omni Energy, LLC; and Vivint Solar.
The Company has determined that it has one reporting unit and performs its annual impairment test of goodwill on October 1 of each fiscal year or whenever events or circumstances change or occur that would indicate that goodwill might be impaired. During the fourth quarter of 2024, the Company as part of its annual impairment test performed a qualitative assessment as of October 1, 2024 related to the recoverability of its goodwill for its one reporting unit. As of October 1, 2024, the Company concluded that the fair value of the Company’s one reporting unit exceed its carrying value with consideration of a reasonable control premium. However, during the fourth quarter of fiscal 2024, the Company performed an interim quantitative assessment as of December 31, 2024 related to the recoverability of its goodwill for its one reporting unit as a result of a material sustained decline in the Company’s market capitalization below the book value of equity. The Company concluded that the fair value of its one reporting unit did not exceed its carrying value as of December 31, 2024 and recorded a non-cash goodwill impairment charge of $3.1 billion in its consolidated statements of operations. As of September 30, 2023, the Company concluded that the fair value of the Company’s one reporting unit did not exceed its carrying value with consideration of a control premium and recorded a non-cash goodwill impairment charge of $1.2 billion in its consolidated statements of operations. There was no such impairment during the year ended December 31, 2022.
The change in the carrying value of goodwill is as follows (in millions):

Balance—January 1, 2023 and 2022	$4,280
Impairment—September 30, 2023	(1,158)
Balance—December 31, 2023	$3,122
Impairment—December 31, 2024	$(3,122)
Balance—December 31, 2024	$—

Note 8. Other Assets
Other assets consist of the following (in thousands):

	December 31,
	2024	2023
Costs to obtain contracts - customer agreements	$2,084,545	$1,565,098
Costs to obtain contracts - incentives	2,481	2,481
Accumulated amortization of costs to obtain contracts	(243,989)	(168,564)
Unbilled receivables	681,823	468,379
Allowance for credit loss on unbilled receivables	(6,928)	(4,774)
Operating lease right-of-use assets	76,810	91,635
Equity investment	81,297	132,563
Other assets	345,707	180,834
Total	$3,021,746	$2,267,652
    The Company recorded amortization of costs to obtain contracts of $76.2 million and $56.3 million for the years ended December 31, 2024 and 2023, respectively, in sales and marketing expense in the consolidated statements of operations.

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
Note 9. Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consist of the following (in thousands):

	December 31,
	2024	2023
Accrued employee compensation	$104,747	$93,414
Operating lease obligations	28,784	29,572
Accrued interest	115,112	92,881
Accrued supplier finance obligations	130,238	—
Other accrued expenses	164,871	283,358
Total	$543,752	$499,225

Note 10. Indebtedness
As of December 31, 2024 and 2023, respectively, debt consisted of the following (in thousands, except percentages):

	December 31, 2024	December 31, 2023	Unused Borrowing Capacity (1)	Weighted Average Interest Rate at December 31, 2024 (2)	Weighted Average Interest Rate at December 31, 2023 (2)	Contractual Interest Rate (3)	Contractual Maturity Date
Recourse debt
Line of credit (4)	$384,226	$539,502	$—	8.45%	8.89%	SOFR +3.25%	March 2027
Convertible Senior Notes due 2026 (5)	7,687	397,642	—	—%	—%	—%	February 2026
Convertible Senior Notes due 2030 (6)	483,187	—	—	4.00%	—%	4%	March 2030
Total recourse debt	875,100	937,144	—
Unamortized debt discount	(11,454)	(4,775)	—
Total recourses debt, net	863,646	932,369	—

Non-recourse debt (7)
Senior revolving and delayed draw loans (8)	2,412,400	1,886,300	61,500	7.24%	7.59%	SOFR +2.35% - 3.10%	March 2027 - February 2028
Senior non-revolving loans (9)	2,325,558	2,226,343	—	6.66%	7.07%	4.66% - 6.93%; SOFR +1.85% - 2.25%	September 2026 - January 2054
Subordinated revolving and delayed draw loans (8)	20,400	146,000	—	13.62%	12.01%	SOFR +9.10%	March 2027
Subordinated loans (10)(11)(12)	2,691,534	2,110,693	—	9.36%	9.18%	7.00% - 10.61%; SOFR +6.50% - 6.90%	April 2027 - January 2042
Securitized loans	4,705,549	3,450,794	—	5.08%	4.61%	2.27% - 6.60%	April 2048 - October 2059
Total non-recourse debt	12,155,441	9,820,130	61,500
Unamortized debt (discount) premium, net	(117,595)	(80,571)	—
Total non-recourse debt, net	12,037,846	9,739,559	61,500
Total debt, net	$12,901,492	$10,671,928	$61,500

(1)Represents the additional amount the Company could borrow, if any, based on the state of its existing assets as of December 31, 2024.
(2)Reflects weighted average contractual, unhedged rates. See Note 11, Derivatives, for hedge rates.
(3)Ranges shown reflect fixed interest rate and rates using SOFR, as applicable.
(4)The working capital facility (the “Facility”) was amended in October 2024 and its total commitment of up to $447.5 million is secured by substantially all of the unencumbered assets of the Company, as well as ownership interests in certain subsidiaries of the Company. Borrowings under the Facility may be designated as Base Rate Loans or Term SOFR Loans, subject to certain terms and conditions under the Credit Agreement. Base Rate Loans accrue interest at a rate per year equal to 2.25% to 2.75% depending on total outstanding balance as a percentage of total commitment plus the highest of (a) the federal funds rate plus 0.50%, (b) the interest rate determined from time to time by the Administrative Agent as its prime rate and notified to the Company, (c) the Adjusted Term SOFR Rate (defined below) for a one-month interest period in effect on such day (or if such day is not a business day, the immediately preceding business day) plus 1.00% and (d) 0.00%. Term SOFR Loans accrue interest at a rate per annum equal to (a) 3.25% to 3.75% depending on total outstanding balance as a percentage of total commitment plus (b) the greater of (i) 0.00% and (ii) the sum of (x) the forward-looking term rate for a period comparable to the applicable available tenor based on SOFR that is published by CME Group Benchmark Administration Ltd or a successor for the applicable interest period and (y) (1) if the applicable interest period is one month, 0.11448%, (2) if the applicable interest period is three months, 0.26161% or (c) if the applicable interest period is six months, 0.42826% (the rate pursuant to clause (b), the “Adjusted Term SOFR Rate”). The maturity date of this facility was automatically extended to March 1, 2027 in September 2024 as the Company had funds on deposit in the Convertible Debt Reserve Account equal to the amount sufficient to repay at the scheduled maturity all of its 0% Senior Convertible Notes due 2026 that were outstanding as of September 2024. This facility is subject to various restrictive covenants, such as the completion and presentation of audited consolidated financial statements, maintaining a minimum modified interest coverage ratio, a minimum modified current ratio, a maximum modified leverage ratio, and a minimum unencumbered cash balance, in each case, tested quarterly. The Company was in compliance with all debt covenants as of December 31, 2024.
(5)Convertible senior notes due 2026 (the "2026 Notes") under this category with an outstanding balance of $7.7 million as of December 31, 2024 will not bear regular interest, and the principal amount of the 2026 Notes will not accrete. The 2026 Notes may bear special interest under specified circumstances relating to the Company’s failure to comply with its reporting obligations under the Indenture or if the 2026 Notes are not freely tradeable as required by the indenture. The 2026 Notes will mature on February 1, 2026, unless earlier repurchased by the Company, redeemed by the Company or converted pursuant to their terms. The initial conversion rate of the Notes is 8.4807 shares of the Company’s common stock, par value $0.0001 per share, per $1,000 principal amount of 2026 Notes, which is equivalent to an initial conversion price of approximately $117.91 per share. The conversion rate will be subject to adjustment upon the occurrence of certain specified events but will not be adjusted for any accrued and unpaid special interest. In addition, upon the occurrence of a make-whole fundamental change or an issuance of a notice of redemption, the Company will, in certain circumstances, increase the conversion rate by a number of additional shares for a holder that elects to convert its 2026 Notes in connection with such make-whole fundamental change or notice of redemption. The debt discount recorded on the 2026 Notes is being amortized to interest expense at an effective interest rate of 0.57%. As of December 31, 2024, $7.7 million of the debt discount was amortized to interest expense inception to date. In connection with the offering of the 2026 Notes, the Company entered into privately negotiated capped call transactions (the “2026 Capped Calls”) with certain of the initial purchasers and/or their respective affiliates at a cost of approximately $28.0 million. The 2026 Capped Calls are classified as equity and were recorded to additional paid-in-capital within stockholders’ equity as of March 31, 2021. The 2026 Capped Calls each have an initial strike price of approximately $117.91 per share, subject to certain adjustments, which corresponds to the initial conversion price of the 2026 Notes. The 2026 Capped Calls have initial cap prices of $157.22 per share. The 2026 Capped Calls cover, subject to anti-dilution adjustments, approximately 3.4 million shares of common stock. The 2026 Capped Calls are expected generally to reduce the potential dilution to the common stock upon any conversion of 2026 Notes and/or offset any cash payments the Company is required to make in excess of the principal amount of the 2026 Notes, as the case may be, in the event the market price per share of common stock, as measured under the 2026 Capped Calls, is greater than the strike price of the 2026 Capped Call, with such offset subject to a cap. If, however, the market price per share of the common stock, as measured under the 2026 Capped Calls, exceeds the cap price of the 2026 Capped Calls, there would be dilution and/or there would not be an offset of such potential cash payments, in each case, to the extent that the then-market price per share of the common stock exceeds the cap price. The final components of the 2026 Capped Calls are scheduled to expire on January 29, 2026. None of the conversion criteria has been met as of December 31, 2024.
(6)Convertible senior notes due 2030 (the "2030 Notes" and, together with the 2026 Notes, the "Notes") under this category with an outstanding balance of $483.2 million as of December 31, 2024 will bear regular interest at 4.00% per annum, and the principal amount of the 2030 Notes will not accrete. The 2030 Notes may bear special interest under specified circumstances relating to the Company’s failure to comply with its reporting obligations under the Indenture or if the 2030 Notes are not freely tradeable as required by the indenture. The 2030 Notes will mature on March 1, 2030, unless repurchased by the Company, redeemed by the Company or converted pursuant to their terms prior to maturity. The initial conversion rate of the 2030 Notes is 61.3704 shares of the Company’s common stock, par value $0.0001 per share, per $1,000 principal amount of 2030 Notes, which is equivalent to an initial conversion price of approximately $16.29 per share. The conversion rate will be subject to adjustment upon the occurrence of certain specified events but will not be adjusted for any accrued and unpaid special interest. In addition, upon the occurrence of a make-whole fundamental change or an issuance of a notice of redemption, the Company will, in certain circumstances, increase the conversion rate by a number of additional shares for a holder that elects to convert its 2030 Notes in connection with such make-whole fundamental change or notice of redemption. The debt discount recorded on the 2030 Notes is being amortized to interest expense at an effective interest rate of 4.51%. As of December 31, 2024, $1.6 million of the debt discount was amortized to interest expense inception to date. In connection with the offering of the 2030 Notes, the Company entered into privately negotiated capped call transactions (the “2030 Capped Calls”) with certain of the initial purchasers and/or their respective affiliates at a cost of approximately $38.4 million. The 2030 Capped Calls are classified as equity and were recorded to additional paid-in-capital within stockholders’ equity as of March 31, 2024. The 2030 Capped Calls each have an initial strike price of approximately $16.29 per share, subject to certain adjustments, which corresponds to the initial conversion price of the 2030 Notes. The 2030 Capped Calls have initial cap prices of $22.37 per share. The 2030 Capped Calls cover, subject to anti-dilution adjustments, approximately 29.7 million shares of common stock. The 2030 Capped Calls are expected generally to reduce the potential dilution to the common stock upon any conversion of 2030 Notes and/or offset any cash payments the Company is required to make in excess of the principal amount of the 2030 Notes, as the case may be, in the event the market price per share of common stock, as measured under the 2030 Capped Calls, is greater than the strike price of the 2030 Capped Call, with such offset subject to a cap. If, however, the market price per share of the common stock, as measured under the 2030 Capped Calls, exceeds the cap price of the 2030 Capped Calls, there would be dilution and/or there would not be an offset of such potential cash payments, in each case, to the extent that the then-market price per share of the common stock exceeds the cap price. The final components of the 2030 Capped Calls are scheduled to expire on February 27, 2030. None of the conversion criteria has been met as of December 31, 2024.
(7)Certain loans under this category are part of project equity transactions.
(8)Pursuant to the terms of the aggregation facilities within this category the Company may draw up to an aggregate principal amount of $2.8 billion in revolver borrowings depending on the available borrowing base at the time.
(9)Loans under this category with a fixed rate had a total outstanding balance of $888.6 million as of December 31, 2024.
(10)A loan under this category with an outstanding balance of $152.5 million as of December 31, 2024 contains a put option that can be exercised beginning in 2036 that would require the Company to pay off the entire loan on November 30, 2037.
(11)Loans under this category with a floating rate had a total outstanding balance of $646.4 million as of December 31, 2024.
(12)A loan under this category with an outstanding balance of $217.5 million as of December 31, 2024 and a maturity date of June 28, 2026 was amended on January 31, 2025 to extend the maturity date to June 28, 2027 and upsize the facility by $35.0 million.

Senior and Subordinated Debt Facilities
Each of the Company's senior and subordinated debt facilities contain customary covenants including the requirement to maintain certain financial measurements and provide lender reporting. Each of the senior and subordinated debt facilities also contain certain provisions in the event of default that entitle lenders to take certain actions including acceleration of amounts due under the facilities and acquisition of membership interests and assets that are pledged to the lenders under the terms of the senior and subordinated debt facilities. The facilities are non-recourse to the Company and are secured by net cash flows from Customer Agreements or inventories less certain operating, maintenance and other expenses that are available to the borrower after distributions to tax equity investors, where applicable. Under the terms of these facilities, the Company's subsidiaries pay interest and principal from the net cash flows available to the subsidiaries. The Company was in compliance with all debt covenants as of December 31, 2024.
Non-Recourse Financings
In connection with each of the Company's non-recourse debt (including securitized loans), assets (consisting of membership interests in project companies that own photovoltaic systems and related Customer Agreements) were contributed by the Company to special purpose subsidiaries of the Company (each a “Non-Recourse Borrower”). Each of such financings contains customary covenants including the requirement to provide reporting to the indenture trustee or collateral agent and, if applicable, ratings agencies. Each of the financings also contains certain provisions which entitle the indenture trustee or collateral agent to take certain actions upon the occurrence of an event of default, including acceleration of amounts due under the facilities and the foreclosure on the assets of the Non-Recourse Borrower that are pledged to the lenders under the terms thereof. The facilities are non-recourse to the Company and are secured by first priority security interests by each Non-Recourse Borrower in favor of the indenture trustee or collateral agent in all of the Non-Recourse Borrower’s assets including the cash flows from Customer Agreements which are available to each Non-Recourse Borrower after giving effect to certain operating, maintenance and other expenses and, where applicable, distributions to tax equity investors. As a result of such security interests, the assets of each Non-Recourse Borrower are not available to the creditors of the Company unless and until distributions from such entities are made to the Company as permitted under the applicable facility documentation. Under the terms of these financings, each Non-Recourse Borrower pays interest and principal from such net cash flows. The Company was in compliance with all debt covenants as of December 31, 2024.
Maturities of Indebtedness
The aggregate future principal payments for debt as of December 31, 2024 are as follows (in thousands):

2025	$245,745
2026	865,755
2027	1,531,774
2028	2,567,435
2029	1,244,672
Thereafter	6,575,160
Subtotal	13,030,541
Debt discount, net	(129,049)
Total	$12,901,492

Note 11. Derivatives
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
The interest rate swaps have been designated as cash flow hedges. The credit risk adjustment associated with these swaps is the risk of non-performance by the counterparties to the contracts. In the quarter ended December 31, 2024, the hedge relationships on the Company’s interest rate swaps have been assessed as highly effective as the quarterly assessment performed determined changes in cash flows of the derivative instruments have been highly effective in offsetting the changes in the cash flows of the hedged items, are expected to be highly effective in the future and the critical terms of the interest rate swaps match the critical terms of the underlying forecasted hedged transactions. Accordingly, changes in the fair value of these derivatives are recorded as a component of accumulated other comprehensive income, net of income taxes. Changes in the fair value of these derivatives are subsequently reclassified into earnings, and are included in interest expense, net in the Company’s statements of operations, in the period that the hedged forecasted transactions affect earnings. To the extent that the hedge relationships are not effective, changes in the fair value of these derivatives are recorded in other expense (income), net in the Company's statements of operations on a prospective basis.
The Company’s master netting and other similar arrangements allow net settlements under certain conditions. When those conditions are met, the Company presents derivatives at net fair value. As of December 31, 2024, the information related to these offsetting arrangements were as follows (in thousands):

Instrument Description	Gross Amounts of Recognized Assets / Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets / Liabilities Included in the Consolidated Balance Sheet	Notional Amount (1) (2)
Assets:
Derivatives designated as hedging instruments	$117,793	$—	$117,793	$1,382,188
Derivatives not designated as hedging instruments	53,965	(7,252)	46,713	2,118,393
Total derivative assets	171,758	(7,252)	164,506	3,500,581

Liabilities:
Derivatives designated as hedging instruments	—	—	—	—
Derivatives not designated as hedging instruments	(7,385)	7,252	(133)	653,365
Total derivative liabilities	(7,385)	7,252	(133)	653,365
Total derivative assets & liabilities	$164,373	$—	$164,373	$4,153,946

(1)Comprised of 66 interest rate swaps which effectively fix the SOFR portion of interest rates on outstanding balances of certain loans under the senior section of the debt footnote table (see Note 10, Indebtedness) at 0.31% to 4.53% per annum. These swaps mature from August 13, 2027 to January 31, 2043.

(2)Comprised of 9 interest rate swaptions which effectively fix the SOFR portion of interest rates on future outstanding balances of certain loans under the senior revolving section of the debt footnote table (see Note 10, Indebtedness) at 3.94% to 4.27% per annum. These swaptions expire from February 5, 2025 to March 5, 2025 with potential underlying swaps maturing on October 31, 2040.

As of December 31, 2023, the information related to these offsetting arrangements were as follows (in thousands):

Instrument Description	Gross Amounts of Recognized Assets / Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets / Liabilities Included in the Consolidated Balance Sheet	Notional Amount
Assets:
Derivatives designated as hedging instruments	$97,321	$(5)	$97,316	$1,416,686
Derivatives not designated as hedging instruments	35,413	(5,246)	30,167	1,695,495
Total derivative assets	132,734	(5,251)	127,483	3,112,181

Liabilities:
Derivatives designated as hedging instruments	(5,963)	5	(5,958)	324,042
Derivatives not designated as hedging instruments	(54,438)	5,246	(49,192)	809,785
Total derivative liabilities	(60,401)	5,251	(55,150)	1,133,827
Total derivative assets & liabilities	$72,333	$—	$72,333	$4,246,008
The gains on derivatives designated as cash flow hedges recognized into OCI, before tax effect, consisted of the following (in thousands):

	Year Ended December 31,
	2024	2023	2022
Derivatives designated as cash flow hedges:
Interest rate swaps	$(75,396)	$(23,787)	$(177,451)

The losses (gains) on derivatives financial instruments recognized into the consolidated statements of operations, before tax effect, consisted of the following (in thousands):

	Year Ended December 31,
	2024		2023		2022
	Interest expense, net	Other expense, net	Interest expense, net	Other income, net	Interest expense, net	Other income, net
Derivatives designated as cash flow hedges:
Interest rate swaps
Gains reclassified from AOCI into income	$(35,237)	$—	$(36,755)	$—	$(2,407)	$—
Derivatives not designated as cash flow hedges:
Interest rate swaps
(Gains) losses recognized into income	—	(121,665)	—	661	—	(189,710)
Total (gains) losses	$(35,237)	$(121,665)	$(36,755)	$661	$(2,407)	$(189,710)
All amounts in Accumulated other comprehensive (loss) income ("AOCI") in the consolidated statements of redeemable noncontrolling interests and equity relate to derivatives, refer to the consolidated statements of comprehensive loss. The net gains (losses) on derivatives includes the tax effect of $8.0 million, $0.5 million and $34.9 million for the twelve months ended December 31, 2024, 2023 and 2022, respectively.
During the next 12 months, the Company expects to reclassify $16.2 million of net gains on derivative instruments from accumulated other comprehensive income to earnings. There were forty-four undesignated derivative instruments recorded by the Company as of December 31, 2024.

Note 12. Pass-Through Financing Obligation
The Company's pass-through financing obligation ("Financing Obligation") arises when the Company leases solar energy systems to Fund investors who are considered commercial customers under a master lease agreement, and these investors in turn are assigned the Customer Agreements with customers. The Company receives all of the value attributable to the accelerated tax depreciation and some or all of the value attributable to the other incentives. Given the assignment of operating cash flows, this arrangement is accounted for as a Financing Obligation. The Company also sells the rights and related value attributable to the Commercial ITC to these investors.
Under the Financing Obligation arrangement, a wholly owned subsidiary of the Company finances the cost of solar energy systems with investors for an initial term of seven years. The solar energy systems are subject to Customer Agreements with an initial term of typically 20 years that automatically renew annually or for five years. These solar energy systems are reported under the line item solar energy systems, net in the consolidated balance sheets. As of December 31, 2023, the cost of the solar energy systems placed in service under the Financing Obligation arrangement was $692.3 million. The accumulated depreciation related to these assets as of December 31, 2023 was $191.5 million. During the year ended December 31, 2024, the Company retired all five of its remaining Financing Obligation arrangements and terminated the associated leases for $240.3 million, which resulted in a gain on debt extinguishment of $50.6 million.
The investors make a series of large up-front payments and, subsequent smaller quarterly payments (lease payments) to the subsidiary of the Company. The Company accounts for the payments received from the investors under the Financing Obligation arrangement as borrowings by recording the proceeds received as a Financing Obligation on its consolidated balance sheets, and cash provided by financing activities in its consolidated statements of cash flows. This Financing Obligation is reduced over a period of approximately 7 years by customer payments under the Customer Agreements. In addition, funds paid for the Commercial ITC value upfront are initially recorded as a refund liability and recognized as revenue as the associated solar energy system reaches PTO. The Commercial ITC value, if any, is reflected in cash provided by operations on the consolidated statements of cash flows. The Company accounts for the Customer Agreements consistent with the Company’s revenue recognition accounting policies as described in Note 2, Summary of Significant Accounting Policies.

Interest is calculated on the financing obligation using the effective interest rate method. The effective interest rate, which is adjusted on a prospective basis, is the interest rate that equates the present value of the estimated cash amounts to be received by the investor over the lease term with the present value of the cash amounts paid by the investor to the Company, adjusted for amounts received by the investor. The Financing Obligation is nonrecourse once the associated assets have been placed in service and all the contractual arrangements have been assigned to the investor.
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

Note 13. VIE Arrangements
The Company consolidated various VIEs at December 31, 2024 and 2023. The carrying amounts and classification of the VIEs’ assets and liabilities included in the consolidated balance sheets are as follows (in thousands):

	December 31,
	2024	2023
Assets
Current assets
Cash	$420,756	$254,522
Restricted cash	57,892	48,169
Accounts receivable, net	92,259	76,249
Inventories	62,581	150,065
Prepaid expenses and other current assets	7,616	161,414
Total current assets	641,104	690,419
Solar energy systems, net	12,062,819	10,469,093
Other assets	586,293	379,028
Total assets	$13,290,216	$11,538,540
Liabilities
Current liabilities
Accounts payable	$5,400	$12,187
Distributions payable to noncontrolling interests and redeemable noncontrolling interests	41,465	35,181
Accrued expenses and other liabilities	42,997	185,766
Deferred revenue, current portion	62,278	54,103
Non-recourse debt, current portion	60,292	270,460
Total current liabilities	212,432	557,697
Deferred revenue, net of current portion	764,576	654,310
Non-recourse debt, net of current portion	1,347,492	1,189,161
Other liabilities	18,540	16,816
Total liabilities	$2,343,040	$2,417,984

Note 14. Redeemable Noncontrolling Interests
During certain specified periods of time (the “Early Exit Periods”), noncontrolling interests in certain funding arrangements have the right to put all of their membership interests to the Company (the “Put Provisions”). During a specific period of time (the “Call Periods”), the Company has the right to call all membership units of the related redeemable noncontrolling interests.

Note 15. Stockholders’ Equity
Convertible Preferred Stock
The Company did not have any convertible preferred stock issued and outstanding as of December 31, 2024 and 2023.
The Company did not declare or pay any dividends in 2024, 2023 or 2022.
Common Stock
The Company has reserved sufficient shares of common stock for issuance upon the exercise of stock options and the exercise of warrants. Common stockholders are entitled to dividends if and when declared by the board of directors, subject to the prior rights of the preferred stockholders. As of December 31, 2024, no common stock dividends had been declared by the board of directors.
The Company has reserved shares of common stock for issuance as follows (in thousands):

	December 31,
	2024	2023
Stock plans
Shares available for grant
Sunrun-VSI 2014 Equity Incentive Plan	—	5,694
2015 Equity Incentive Plan	15,595	17,830
2015 Employee Stock Purchase Plan	6,868	8,537
Options outstanding	3,507	4,243
Restricted stock units outstanding	12,375	8,449
Total	38,345	44,753
Note 16. Stock-Based Compensation
2013 Equity Incentive Plan
In July 2013, the Board of Directors approved the 2013 Equity Incentive Plan (“2013 Plan”). In March 2015, the Board of Directors authorized an additional 3,000,000 shares reserved for issuance under the 2013 Plan. An aggregate of 4,500,000 shares of common stock were reserved for issuance under the 2013 Plan plus (i) any shares that were reserved but not issued under the plan that was previously in place, and (ii) any shares subject to stock options or similar awards granted under the plan that was previously in place that expire or otherwise terminate without having been exercised in full and shares issued that are forfeited to or repurchased by the Company, with the maximum number of shares to be added to the 2013 Plan pursuant to clauses (i) and (ii) equal to 8,044,829 shares. All the remaining shares that were available for future grants under the 2013 Plan were transferred to the 2015 Equity Incentive Plan (“2015 Plan”) at the inception of the 2015 Plan.
Sunrun-VSI 2014 Equity Incentive Plan
Upon completion of the Merger, the Company may grant equity awards through the Sunrun-VSI 2014 Equity Incentive Plan (“Sunrun-VSI 2014 Plan”), which was previously called the Vivint Solar 2014 Equity Incentive Plan.

Sunrun Inc.
Notes to Consolidated Financial Statements — Continued
Under the Sunrun-VSI 2014 Plan, the Company could grant stock options, restricted stock, restricted stock units (“RSUs”), stock appreciation rights, performance stock units, performance shares and performance awards to its employees, directors and consultants, and its parent and subsidiary corporations’ employees and consultants.
In September 2024, the Sunrun-VSI 2014 Plan expired pursuant to its terms and as of that date no additional shares were able to be granted pursuant to such plan. All Sunrun-VSI 2014 Plan shares that were reserved but not granted have expired and are no longer available for grant under the Sunrun-VSI 2014 Plan.
2015 Equity Incentive Plan
In July 2015, the Sunrun Board approved the 2015 Plan. An aggregate of 11,400,000 shares of common stock are reserved for issuance under the 2015 Plan plus (i) any shares that were reserved but not issued under the 2013 Plan at the inception of the 2015 Plan, and (ii) any shares subject to stock options or similar awards granted under the 2008 Plan, 2013 Plan and 2014 Plan that expire or otherwise terminate without having been exercised in full and shares issued that are forfeited to or repurchased by the Company, with the maximum number of shares to be added to the 2015 Plan pursuant to clauses (i) and (ii) equal to 15,439,334 shares. The 2015 Plan provides for annual automatic increases on January 1 to the shares reserved for issuance. The automatic increase of the number of shares available for issuance under the 2015 Plan is equal to the least of 10 million shares, 4% of the outstanding shares of common stock as of the last day of the Company’s immediately preceding fiscal year or such other amount as the Board of Directors may determine. In 2023 and 2024, there were no additional shares reserved for issuance under the 2015 Plan pursuant to the automatic provision. Stock options granted to employees generally have a maximum term of ten-years and vest over a four-year period from the date of grant; 25% vest at the end of one year, and 75% vest monthly over the remaining three years. The options may include provisions permitting exercise of the option prior to full vesting. Any unvested shares shall be subject to repurchase by the Company at the original exercise price of the option in the event of a termination of an optionee’s employment prior to vesting. RSUs granted to employees generally vest over a four-year period from the date of grant; 25% vest at the end of one year, and 75% vest quarterly over the remaining three years.
Stock Options
The following table summarizes the activity for all stock options under all of the Company’s equity incentive plans for the years ended December 31, 2024 and 2023 (shares and aggregate intrinsic value in thousands):

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2022	5,217	$16.08	5.68	$58,784
Granted	—	—
Exercised	(775)	6.58
Canceled	(199)	29.58
Outstanding at December 31, 2023	4,243	17.19	4.85	31,762
Granted	—	—
Exercised	(669)	6.55
Canceled	(67)	25.76
Outstanding at December 31, 2024	3,507	$19.05	4.54	$3,882
Options vested and exercisable at December 31, 2024	3,218	$17.92	4.30	$3,882
Options vested and expected to vest at December 31, 2024	3,507	$19.05	4.54	$3,882
The weighted-average grant-date fair value of stock options granted during the year ended December 31, 2024, 2023 and 2022 were $0.00, $0.00 and $17.21 per share, respectively. The total intrinsic value of the options exercised during the year ended December 31, 2024, 2023 and 2022 was $4.5 million, $10.3 million and $30.8 million, respectively. The aggregate intrinsic value is the difference of the current fair value of the stock and the exercise price for in-the-money stock options. The total fair value of options vested during the year ended December 31, 2024, 2023 and 2022 was $6.5 million, $11.8 million and $16.7 million, respectively.

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
The Company estimated the fair value of stock options with the following assumptions:

	Year Ended December 31,
	2024	2023	2022
Risk-free interest rate	N/A	N/A	1.60% - 3.80%
Volatility	N/A	N/A	65.60% - 69.40%
Expected term (in years)	N/A	N/A	6.10
Expected dividend yield	N/A	N/A	—%
The expected term assumptions were determined based on the average vesting terms and contractual lives of the options. The risk-free interest rate is based on the rate for a U.S. Treasury zero-coupon issue with a term that approximates the expected life of the option grant. No stock options were granted in the years ended December 31, 2024 and 2023. For stock options granted in the year ended December 31, 2022, the expected volatility was calculated based on the Company’s average historical volatilities. The Company accounts for forfeitures as they occur and, as such, reverses compensation cost previously recognized in the period the award is forfeited, for an award that is forfeited before completion of the requisite service period.
Restricted Stock Units
The following table summarizes the activity for all RSUs under all of the Company’s equity incentive plans for the years ended December 31, 2024 and 2023 (shares in thousands):

	Shares	Weighted Average Grant Date Fair Value
Unvested balance at December 31, 2022	4,542	$31.60
Granted	7,782	19.04
Issued	(2,835)	27.11
Canceled / forfeited	(1,040)	26.59
Unvested balance at December 31, 2023	8,449	22.16
Granted	9,447	13.88
Issued	(4,079)	22.03
Canceled / forfeited	(1,442)	18.29
Unvested balance at December 31, 2024	12,375	$16.29

Warrants for Strategic Partners
The Company has issued warrants for up to 846,943 shares of its common stock to certain strategic partners (calculated using the respective quarter of grant's closing stock price). The exercise price of each warrant is $0.01 per share, and 13,939, 63,742 and 346,269 warrants were exercised during the years ended December 31, 2024, 2023 and 2022, respectively. During the years ended December 31, 2024, 2023 and 2022, the Company recognized stock-based compensation expense of nil, $4.3 million and $4.3 million, respectively, under time-based warrants.
Employee Stock Purchase Plan
Under the Company's 2015 Employee Stock Purchase Plan (“ESPP”) (as amended in May 2017), eligible employees are offered shares bi-annually through a 24-month offering period which encompasses four six-month purchase periods. Each purchase period begins on the first trading day on or after May 15 and November 15 of each year. Employees may purchase a limited number of shares of the Company’s common stock via regular payroll deductions at a discount of 15% of the lower of the fair market value of the Company’s common stock on the first trading date of each offering period or on the exercise date. Employees may deduct up to 15% of payroll, with a

Sunrun Inc.
Notes to Consolidated Financial Statements — Continued
cap of $25,000 of fair market value of shares in any calendar year and 10,000 shares per employee per purchase period. Under the ESPP, 1,000,000 shares of the Company’s common stock have been reserved for issuance to eligible employees. The ESPP provides for an automatic increase of the number of shares available for issuance under the ESPP on the first day of each fiscal year beginning on January 1, 2016, equal to the least of 5 million shares, 2% of the outstanding shares of the Company’s common stock on the last day of the immediately preceding fiscal year, or such other amount as may be determined by the Board of Directors. In 2023 and 2024, the Board of Directors did not authorize any additional shares reserved for issuance under the ESPP.
Stock-Based Compensation Expense
The Company recognized stock-based compensation expense, including ESPP expenses, in the consolidated statements of operations as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Cost of customer agreements and incentives	$8,538	$8,772	$9,181
Cost of solar energy systems and product sales	1,999	5,267	9,274
Sales and marketing	50,741	59,026	56,857
Research and development	9,961	1,739	2,667
General and administration	41,586	36,977	32,654
Total	$112,825	$111,781	$110,633
During the years ended December 31, 2024 and 2023, stock-based compensation expense capitalized to the Company’s consolidated balance sheet was $9.9 million and $11.3 million, respectively. As of December 31, 2024 and 2023, total unrecognized compensation cost related to outstanding stock options and RSUs was $150.6 million and $146.5 million, respectively, which are expected to be recognized over a weighted-average period of 2.5 years.
401(k) Plans
    The Sunrun 401(k) Plan and the Vivint Solar 401(k) Plan are deferred salary arrangements under Section 401(k) of the Internal Revenue Code. Under both the Sunrun and Vivint Solar 401(k) Plans, participating U.S. employees may defer a portion of their pre-tax earnings, up to the IRS annual contribution limit ($23,000 for calendar year 2024). Under the Sunrun 401(k) Plan, the Company matches 100% of the first 1% and 50% of the next 5% of each employee's contributions. Under the Vivint Solar 401(k) Plan, the Company matches 33% of each employee's contributions up to a maximum of 6% of the employee’s eligible earnings. The Company recognized expense of $21.1 million, $22.7 million and $21.5 million in the years ended December 31, 2024, 2023 and 2022, respectively.

Note 17. Income Taxes
The following table presents the loss (income) before income taxes for the periods presented (in thousands):

	For the Year Ended December 31,
	2024	2023	2022
Loss (income) attributable to common stockholders	$2,872,984	$1,617,188	$(175,668)
Loss attributable to noncontrolling interest and redeemable noncontrolling interests	1,509,050	1,078,344	1,023,022
Loss before income taxes	$4,382,034	$2,695,532	$847,354

Sunrun Inc.
Notes to Consolidated Financial Statements — Continued
The income tax (benefit) provision consists of the following (in thousands):

	For the Year Ended December 31,
	2024	2023	2022
Current
Federal	$—	$—	$—
State	—	—	—
Foreign	—	—	—
Total current (benefit) expense	—	—	—
Deferred
Federal	(25,833)	(23,583)	1,460
State	(984)	10,892	831
Foreign	—	—	—
Total deferred (benefit) provision	(26,817)	(12,691)	2,291
Total	$(26,817)	$(12,691)	$2,291
The following table represents a reconciliation of the statutory federal rate and the Company’s effective tax rate for the periods presented:

	For the Year Ended December 31,
	2024	2023	2022
Tax provision (benefit) at federal statutory rate	(21.00)%	(21.00)%	(21.00)%
State income taxes, net of federal benefit	0.06	(1.11)	3.42
Foreign provision, net of federal benefit	(0.71)	—	—
Effect of noncontrolling and redeemable noncontrolling interests	7.23	8.40	25.35
Stock-based compensation	0.27	0.46	1.03
Tax credits	(1.78)	(0.63)	(1.42)
Effect of valuation allowance	(0.16)	4.06	(7.47)
Goodwill impairment	14.96	9.02	—
Other	0.52	0.33	0.36
Total	(0.61)%	(0.47)%	0.27%

Sunrun Inc.
Notes to Consolidated Financial Statements — Continued
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The following table represents the components of the Company’s deferred tax assets and liabilities for the periods presented (in thousands):

	December 31,
	2024	2023
Deferred tax assets
Accruals and prepaids	$48,019	$47,922
Deferred revenue	149,928	81,692
Net operating loss carryforwards	835,420	788,507
Stock-based compensation	16,962	12,309
Investment tax and other credits	168,623	122,317
Interest expense	188,016	125,332
UNICAP costs	73,180	110,656
Total deferred tax assets	1,480,148	1,288,735
Less: Valuation allowance	(165,000)	(174,328)
Gross deferred tax assets	1,315,148	1,114,407
Deferred tax liabilities
Interest rate derivatives	27,134	16,945
Capitalized costs to obtain a contract	486,978	375,226
Fixed asset depreciation and amortization	696,755	580,569
Deferred tax on investment in partnerships	242,221	264,537
Gross deferred tax liabilities	1,453,088	1,237,277
Net deferred tax liabilities	$(137,940)	$(122,870)
The Company accounts for investment tax credits as a reduction of income tax expense in the year in which the credits are recognized (i.e. the flow-through method). As of December 31, 2024, the Company has an investment tax credit carryforward of approximately $109.3 million which begins to expire in the year 2033, if not utilized. As of December 31, 2023, the Company has an investment tax credit carryforward of approximately $102.0 million and California enterprise zone credits of approximately $0.8 million.

The Company enters into ITC transfer agreements with third-party transferees to transfer to such third-parties, for cash, the ITCs generated by certain solar energy systems that have been or will be placed in service. The Company accounts for its share of ITC transfer proceeds under ASC 740, Income Taxes, as a reduction of income tax expense in the consolidated statement of operations during the year in which the credits are recognized (i.e., the flow-through method) and the tax equity investor’s share is distributed upon receipt. During the 12 months ended December 31, 2024 and December 31, 2023, the Company recognized income tax benefit to the Company of $70.0 million and $2.0 million, respectively, from such transfers.
Generally, utilization of the net operating loss carryforwards and credits may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code (IRC) of 1986, as amended and similar state provisions. The Company performed an analysis to determine whether an ownership change under IRC section 382 had occurred and determined that no ownership changes were identified as of December 31, 2024.
As of December 31, 2024, the Company had approximately $7.1 million of federal and $7.1 million of state capital loss carryforwards. The Company believes its capital loss carryforwards are not likely to be realized.
Valuation allowances are provided against deferred tax assets to the extent that it is more likely than not that the deferred tax asset will not be realized. The Company’s management considers all available positive and negative evidence including its history of operating income or losses, future reversals of existing taxable temporary difference, taxable income in carryback years and tax-planning strategies. The Company has concluded that it is more likely than not that the benefit from certain federal, state, and foreign tax credits and net operating loss carryforwards will not be realized. In recognition of this risk, the Company has provided a valuation allowance of

Sunrun Inc.
Notes to Consolidated Financial Statements — Continued
$165.0 million on certain deferred tax assets, including those relating to federal, state, and foreign tax credits and net operating loss carryforwards, which is a decrease of $9.3 million in 2024.
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
Uncertain Tax Positions
The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal, state and local, and foreign jurisdictions, where applicable. The statute of limitations for the tax returns varies by jurisdiction.
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
In 2018, the IRS opened an audit of one of the Company’s investors and reviewed the tax basis of the Company’s solar energy systems in the investment fund, which is covered by the Company’s 2018 insurance policy. In December 2024, this IRS audit resolved with no adverse findings involving the fair market value of the price paid by the investment fund for the Company’s solar energy systems. The Company incurred no out-of-pocket costs except the time, procedural, and administrative expenses associated with such a multi-year process. The Company does not expect increases in insurance premiums as a result of this audit.
The Company is subject to taxation and files income tax returns in the U.S., its territories, and various state and local jurisdictions. Due to the Company’s net losses, substantially all of its federal, state and local, and foreign income tax returns since inception are still subject to audit.
The following table summarizes the tax years that remain open and subject to examination by the tax authorities in the most significant jurisdictions in which the Company operates:

Tax Years
U.S. Federal	2020-2024
State	2019-2024
Foreign	2019-2024
Net Operating Loss Carryforwards
As a result of the Company’s net operating loss carryforwards as of December 31, 2024, the Company does not expect to pay income tax, including in connection with its income tax provision for the year ended December 31, 2024. As of December 31, 2024, the Company had net operating loss carryforwards for federal, state, and foreign income tax purposes of approximately $720.7 million, $3.3 billion, and $459.9 million, respectively, which will begin to expire in 2028 for federal purposes, in 2025 for state purposes, and in 2031 for foreign purposes. In addition, federal and certain state net operating loss carryforwards generated in tax years beginning after December 31, 2017 total $2.0 billion and $334.4 million, respectively, and have indefinite carryover periods and do not expire.

Sunrun Inc.
Notes to Consolidated Financial Statements — Continued
Note 18. Commitments and Contingencies
Letters of Credit
As of December 31, 2024 and 2023, the Company had $47.3 million and $37.0 million, respectively, of unused letters of credit outstanding, which each carry fees of 0.50% - 3.25%, respectively.
Guarantees
Certain tax equity funds and debt facilities require the Company to maintain an aggregate amount of $35.0 million of unencumbered cash and cash equivalents at the end of each month.
Operating and Finance Leases
The Company leases real estate under non-cancellable operating leases and equipment under finance leases.
The components of lease expense were as follows (in thousands):

	For the Year Ended December 31,
	2024	2023	2022
Finance lease cost:
Amortization of right-of-use assets	$29,332	$18,827	$15,873
Interest on lease liabilities	5,704	3,291	1,127
Operating lease cost	31,742	34,937	31,966
Short-term lease cost	2,857	2,025	2,602
Variable lease cost	9,828	11,516	9,246
Sublease income	(3,132)	(4,667)	(3,780)
Total lease cost	$76,331	$65,929	$57,034
Other information related to leases was as follows (in thousands):

	For the Year Ended December 31,
	2024	2023	2022
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$35,473	$39,157	$34,233
Operating cash flows from finance leases	5,588	2,952	896
Financing cash flows from finance leases	27,240	23,279	14,146
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	14,461	21,417	38,543
Finance leases	36,991	87,726	21,030
Weighted average remaining lease term (years):
Operating leases	4.56	4.92	5.26
Finance leases	3.48	4.07	2.86
Weighted average discount rate:
Operating leases	5.3%	4.4%	3.8%
Finance leases	5.9%	5.6%	3.7%
Future minimum lease commitments under non-cancellable leases as of December 31, 2024 were as follows (in thousands):

Sunrun Inc.
Notes to Consolidated Financial Statements — Continued

	Operating Leases	Sublease Income	Net Operating Leases	Finance leases
2025	$33,334	$2,700	$30,634	$30,556
2026	28,409	2,191	26,218	29,601
2027	18,353	1,366	16,987	25,883
2028	10,626	—	10,626	14,273
2029	9,259	—	9,259	1,348
Thereafter	15,833	—	15,833	—
Total future lease payments	115,814	6,257	109,557	101,661
Less: Amount representing interest	(12,945)	—	(12,945)	(9,477)
Present value of future payments	102,869	6,257	96,612	92,184
Less: Amount for tenant incentives	—	—	—	—
Revised Present value of future payments	102,869	6,257	96,612	92,184
Less: Current portion	(28,784)	(2,700)	(26,084)	(26,045)
Long term portion	$74,085	$3,557	$70,528	$66,139
Purchase Commitment
    The Company entered into a purchase commitment, which has the ability to be canceled without significant penalties, with a supplier to purchase $574.0 million of batteries by the end of the fourth quarter of 2025.
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

Sunrun Inc.
Notes to Consolidated Financial Statements — Continued
In 2018, the IRS opened an audit of one of the Company’s investors and reviewed the tax basis of the Company’s solar energy systems in the investment fund, which is covered by the Company’s 2018 insurance policy. In December 2024, this IRS audit resolved with no adverse findings involving the fair market value of the price paid by the investment fund for the Company’s solar energy systems. The Company incurred no out-of-pocket costs except the time, procedural, and administrative expenses associated with such a multi-year process. The Company does not expect increases in insurance premiums as a result of this audit.

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

Note 19. Net (Loss) Income Per Share
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

Sunrun Inc.
Notes to Consolidated Financial Statements — Continued
The computation of the Company’s basic and diluted net (loss) income per share is as follows (in thousands, except per share amounts):

	Years Ended December 31,
	2024	2023	2022
Numerator:
Net (loss) income attributable to common stockholders	$(2,846,167)	$(1,604,497)	$173,377
Debt discount amortization	—	—	2,258
Net (loss) income available to common stockholders	$(2,846,167)	$(1,604,497)	$175,635
Denominator:
Weighted average shares used to compute net (loss) income per share attributable to common stockholders, basic	222,215	216,642	211,347
Weighted average effect of potentially dilutive shares to purchase common stock	—	—	7,810
Weighted average shares used to compute net (loss) income per share attributable to common stockholders, diluted	222,215	216,642	219,157
Net (loss) income per share attributable to common stockholders
Basic	$(12.81)	$(7.41)	$0.82
Diluted	$(12.81)	$(7.41)	$0.80
The following shares were excluded from the computation of diluted net (loss) income per share as the impact of including those shares would be anti-dilutive (in thousands):

	Year Ended December 31,
	2024	2023	2022
Outstanding stock options	1,805	1,674	1,661
Unvested restricted stock units	7,534	7,398	2,863
Convertible Senior Notes (if converted)	11,232	2,544	—
Total	20,571	11,616	4,524

Sunrun Inc.
Notes to Consolidated Financial Statements — Continued
Note 20. Related Party Transactions
Advances Receivable—Related Party
Net amounts due from direct-sales professionals were $14.3 million and $10.1 million as of December 31, 2024 and 2023, respectively. The Company provided a reserve of $2.8 million and $2.4 million as of December 31, 2024 and 2023, respectively, related to advances to direct-sales professionals who have terminated their employment agreement with the Company.

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
In connection with that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective and designed to provide reasonable assurance that the information required to be disclosed is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms as of December 31, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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
Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2024 and has concluded that such internal control over financial reporting is effective.

The effectiveness of our internal control over financial reporting as of December 31, 2024 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in its report which is included in Item 8 of this Annual Report on Form 10-K.

Item 9B. Other Information.

None.

Rule 10b5-1 Disclosure

During our last fiscal quarter, none of our directors and officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated the contracts, instructions or written plans for the purchase or sale of our securities.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not Applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
The information required by this Item 10 of Form 10-K will be set forth in our proxy statement to be filed with the SEC in connection with the solicitation of proxies for our 2025 Annual Meeting of Stockholders (“Proxy Statement”) under the section titled “Directors, Executive Officers and Corporate Governance” and is incorporated herein by reference. The Proxy Statement will be filed with the SEC within 120 days after the year-end of the fiscal year which this report relates.
Item 11. Executive Compensation.
The information required by this Item 11 will be set forth in the Proxy Statement under the section titled “Executive Compensation” and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this Item 12 will be set forth in the Proxy Statement under the section titled “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this Item 13 will be set forth in the Proxy Statement under the section titled “Certain Relationships and Related Transactions, and Director Independence” and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.
The information required by this Item 14 will be set forth in the Proxy Statement under the section titled “Ratification of Appointment of Independent Registered Public Accounting Firm” and is incorporated herein by reference.

PART IV
Item 15. Exhibits and Financial Statement Schedules.
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
(3)Exhibits
The exhibits listed in the accompanying “Exhibit Index” are filed or incorporated by reference as part of this Annual Report on Form 10-K.

EXHIBIT INDEX

Exhibit		Incorporated by Reference				Filed Herewith
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
3.1	Restated Certificate of Incorporation of Sunrun Inc.	8-K	001-37511	3.3	6/7/2023
3.2	Bylaws of Sunrun Inc., Amended and Restated as of June 2, 2023	8-K	001-37511	3.4	6/7/2023
4.1	Form of common stock certificate of the Registrant	S-1	333-205217	4.1	6/25/2015
4.2	Form of Stock Issuance Agreement	S-1/A	333-205217	4.4	7/22/2015
4.3	Indenture, dated January 28, 2021, between Sunrun Inc. and Wells Fargo Bank, National Association	8-K	001-37511	4.1	1/28/2021
4.4	Form of 0% Convertible Senior Note due 2026	8-K	001-37511	4.1	1/28/2021
4.5	Form of 4% Convertible Senior Note due 2030	8-K	001-37511	4.1	2/27/2024
4.6	Description of Capital Stock	10-K	001-37511	4.5	2/17/2022
10.1+	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers	S-1	333-205217	10.1	6/25/2015
10.2+	Sunrun Inc. 2015 Equity Incentive Plan and related form agreements	S-1/A	333-205217	10.2	7/22/2015
10.3+	Sunrun Inc. Amended and Restated Employee Stock Purchase Plan and related form agreements	10-Q	001-37511	10.1	8/9/2018
10.4+	Sunrun-VSI 2014 Equity Incentive Plan, and the forms thereunder	10-Q	001-37511	10.1	8/5/2021
10.5+	Sunrun Inc. 2014 Equity Incentive Plan	S-1	333-205217	10.4	6/25/2015
10.6+	Sunrun Inc. 2013 Equity Incentive Plan and related form agreements	S-1	333-205217	10.5	6/25/2015
10.7+	Sunrun Inc. 2008 Equity Incentive Plan and related form agreements	S-1	333-205217	10.6	6/25/2015
10.8+	Sunrun Inc. Amended and Restated Executive Incentive Compensation Plan	8-K	001-37511	10.1	2/4/2020
10.9+	Vivint Solar, Inc. 2014 Equity Incentive Plan	S-1	333-198372	10.3	9/18/2014
10.10+	Form of Notice of Stock Option Grant and Stock Option Agreement under the Vivint Solar, Inc. 2014 Equity Incentive Plan	10-Q	001-36642	10.15	11/12/2014
10.11+	Form of Notice of Restricted Stock Unit Grant and Restricted Stock Unit Agreement under the Vivint Solar, Inc. 2014 Equity Incentive Plan	10-Q	001-36642	10.16	11/12/2014
10.12+	V Solar Holdings, Inc. 2013 Omnibus Incentive Plan	S-1	333-198372	10.2	8/26/2014
10.13+	Form of Stock Option Agreement under the V Solar Holdings, Inc. 2013 Omnibus Incentive Plan	10-Q	001-36642	10.17	11/12/2014
10.14+	Key Employee Change in Control and Severance Plan and Summary Plan Description	10-Q	001-37511	10.1	11/7/2018
10.15+	Amended and Restated Confirmatory Employment Letter by and between Edward Fenster and Sunrun, Inc., dated February 22, 2023	8-K	001-37511	10.1	2/22/2023

Exhibit		Incorporated by Reference				Filed Herewith
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.16+	Amended and Restated Confirmatory Employment Letter by and between Lynn Jurich and Sunrun, Inc., dated February 22, 2023	8-K	001-37511	10.2	2/22/2023
10.17+	Executive Employment Agreement between Sunrun Inc. and Jeanna Steele, dated November 30, 2021	10-K	001-37511	10.20	2/17/2022
10.18+	Employment Agreement between Sunrun Inc. and Paul Dickson, dated December 3, 2021	10-K	001-37511	10.21	2/17/2022
10.19+	Employment Agreement by and between Danny Abajian and Sunrun Inc., dated April 28, 2022	8-K	001-37511	10.1	5/4/2022
10.21+	Amended and Restated Non-Employee Director Pay Policy, Amended July 28, 2023	10-K	001-37511	10.21	2/21/2024
10.22	Subscription Agreement dated July 29, 2020, between Sunrun Inc. and SK E&S Co., Ltd.	8-K	001-37511	10.1	7/30/2020
10.23	Purchase Agreement, dated January 25, 2021, by and among Sunrun Inc. Credit Suisse Securities (USA) LLC and Morgan Stanley & Co. LLC, as representatives of the several initial purchasers named in Schedule I thereto	8-K	001-37511	10.1	1/28/2021
10.24	Form of Capped Call Confirmation for 0% Convertible Senior Note due 2026	8-K	001-37511	10.2	1/28/2021
10.25+	Employment Agreement between Sunrun Inc. and Mary Powell, dated August 31, 2021	8-K	001-37511	10.2	8/5/2021
10.26¥
Credit Agreement, dated as of April 20, 2021, by and among Sunrun Luna Portfolio 2021, LLC, as Borrower, Atlas Securitized Products Holdings, L.P., as Administrative Agent, Computershare Trust Company, National Association, as Collateral Agent and Paying Agent, and the Lenders and Funding Agents party thereto from time to time, as amended by the Amendment to the Credit Agreement, dated as of May 5, 2021, the Second Amendment to Credit Agreement, dated as of October 8, 2021, the Third Amendment to Credit Agreement, dated as of March 23, 2022, the Fourth Amendment to Credit Agreement and First Amendment to Amended and Restated Custodial Agreement, dated as of May 10, 2023, the Fifth Amendment to Credit Agreement and First Amendment to Transaction Management Agreement, dated as of December 27, 2023, the Sixth Amendment to the Credit Agreement, dated as of February 16, 2024, the Seventh Amendment to Credit Agreement, dated as of July 31, 2024, the Eighth Amendment to Credit Agreement and Omnibus Amendment to Transaction Documents, dated as of October 2, 2024, and the Ninth Amendment to Credit Agreement, dated as of January 3, 2025.
						X

Exhibit		Incorporated by Reference				Filed Herewith
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.30¥	Credit Agreement, dated as of January 24, 2022, by and among the Company, KeyBank National Association, as administrative agent, Silicon Valley Bank, a division of First-Citizens Bank & Trust Company, as collateral agent, and each of the guarantors, lenders and arrangers identified on the signature pages thereto, and as amended by Amendment No. 1 to the Credit Agreement, dated as of March 8, 2022, as further amended by Amendment No. 2 to the Credit Agreement, dated as of November 2, 2022, and as further amended by Amendment No. 3 to the Credit Agreement, dated as of February 20, 2024.	10-K	001-37511	10.30	2/21/2024
10.31	Purchase Agreement, dated February 22, 2024, by and among Sunrun Inc., Goldman Sachs & Co. LLC and Morgan Stanley & Co. LLC, as representatives of the several initial purchasers named in Schedule I thereto.	8-K	001-37511	10.1	2/27/2024
10.32	Form of Capped Call Confirmation.	8-K	001-37511	10.2	2/27/2024
19.1	Amended and Restated Insider Trading Policy, Amended and Restated as of October 26, 2023.					X
21.1	List of subsidiaries of the Registrant					X
23.1	Consent of Independent Registered Public Accounting Firm					X
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1†	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
97.1	Sunrun Inc. Policy for Recoupment of Incentive Compensation, Amended and Restated as of October 26, 2023	10-Q	001-37511	10.3	5/8/2024
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the In-line XBRL document
101.SCH	XBRL Taxonomy Schema Linkbase Document
101.CAL	XBRL Taxonomy Definition Linkbase Document
101.DEF	XBRL Taxonomy Calculation Linkbase Document
101.LAB	XBRL Taxonomy Labels Linkbase Document

Exhibit		Incorporated by Reference				Filed Herewith
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
101.PRE	XBRL Taxonomy Presentation Linkbase Document
104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the In-line XBRL document.

†	The certifications attached as Exhibit 32.1 that accompany this Annual Report on Form 10-K, are deemed furnished and not filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Sunrun Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Annual Report on Form 10-K, irrespective of any general incorporation language contained in such filing.
+	Indicates management contract or compensatory plan.
¥	Confidential treatment has been requested as to certain portions of this exhibit, which portions have been omitted and submitted separately to the Securities and Exchange Commission.
^	Portions of this exhibit have been omitted from the exhibit because they are both not material and would be competitively harmful if publicly disclosed.

Item 16. Form 10-K Summary.

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Sunrun Inc.

Date: February 27, 2025	By:	/s/ Mary Powell
Mary Powell
Chief Executive Officer and Director
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Mary Powell	Chief Executive Officer and Director (Principal Executive Officer)	February 27, 2025
Mary Powell

/s/ Danny Abajian	Chief Financial Officer (Principal Financial Officer)	February 27, 2025
Danny Abajian

/s/ Maria Barak	Chief Accounting Officer (Principal Accounting Officer)	February 27, 2025
Maria Barak

/s/ Lynn Jurich	Co-Chair and Director	February 27, 2025
Lynn Jurich

/s/ Edward Fenster	Co-Chair and Director	February 27, 2025
Edward Fenster

/s/ Katherine August-deWilde	Director	February 27, 2025
Katherine August-deWilde

/s/ Leslie Dach	Director	February 27, 2025
Leslie Dach

/s/ Alan Ferber	Director	February 27, 2025
Alan Ferber

/s/ Sonita Lontoh	Director	February 27, 2025
Sonita Lontoh

/s/ John Trinta	Director	February 27, 2025
John Trinta

/s/ Manjula Talreja	Director	February 27, 2025
Manjula Talreja