Form 10-Q
period 2025-03-31
Sunrun Inc.
filed 2025-05-07
CIK 1469367

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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

As of May 2, 2025, the number of shares of the registrant’s common stock outstanding was 228,486,470.

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

Sunrun Inc.
Consolidated Balance Sheets
(In Thousands, Except Share Par Values)
(Unaudited)

	March 31, 2025	December 31, 2024
Assets
Current assets:
Cash	$604,874	$574,956
Restricted cash	373,881	372,312
Accounts receivable (net of allowances for credit losses of $16,261 and $15,420 as of March 31, 2025 and December 31, 2024, respectively)	172,121	170,706
Inventories	414,401	402,083
Prepaid expenses and other current assets	101,936	202,579
Total current assets	1,667,213	1,722,636
Restricted cash	148	148
Solar energy systems, net	15,497,538	15,032,115
Property and equipment, net	109,132	121,239
Other assets	3,103,824	3,021,746
Total assets (1)	$20,377,855	$19,897,884
Liabilities and total equity
Current liabilities:
Accounts payable	$268,908	$354,214
Distributions payable to noncontrolling interests and redeemable noncontrolling interests	37,816	41,464
Accrued expenses and other liabilities	537,042	543,752
Deferred revenue, current portion	133,878	129,442
Deferred grants, current portion	8,389	7,900
Finance lease obligations, current portion	25,526	26,045
Non-recourse debt, current portion	250,422	231,665
Total current liabilities	1,261,981	1,334,482
Deferred revenue, net of current portion	1,238,468	1,208,905
Deferred grants, net of current portion	193,009	196,535
Finance lease obligations, net of current portion	58,025	66,139
Convertible senior notes	472,226	479,420
Line of credit	358,493	384,226
Non-recourse debt, net of current portion	12,479,475	11,806,181
Other liabilities	120,973	119,846
Deferred tax liabilities	97,684	137,940
Total liabilities (1)	16,280,334	15,733,674
Commitments and contingencies (Note 14)
Redeemable noncontrolling interests	657,772	624,159
Stockholders’ equity:
Preferred stock, $0.0001 par value—authorized, 200,000 shares as of March 31, 2025 and December 31, 2024; no shares issued and outstanding as of March 31, 2025 and December 31, 2024	—	—
Common stock, $0.0001 par value—authorized, 2,000,000 shares as of March 31, 2025 and December 31, 2024; issued and outstanding, 227,325 and 225,662 shares as of March 31, 2025 and December 31, 2024, respectively	23	23
Additional paid-in capital	6,784,061	6,747,236
Accumulated other comprehensive income	61,173	86,814
Retained earnings	(4,229,855)	(4,279,866)
Total stockholders’ equity	2,615,402	2,554,207
Noncontrolling interests	824,347	985,844
Total equity	3,439,749	3,540,051
Total liabilities, redeemable noncontrolling interests and total equity	$20,377,855	$19,897,884

1)The Company’s consolidated assets as of March 31, 2025 and December 31, 2024 include $13,795,299 and $13,290,216, respectively, in assets of variable interest entities (“VIEs”) that can only be used to settle obligations of the VIEs. These assets include solar energy systems, net as of March 31, 2025 and December 31, 2024 of $12,616,917 and $12,062,819, respectively; cash as of March 31, 2025 and December 31, 2024 of $297,876 and $420,756, respectively; restricted cash as of March 31, 2025 and December 31, 2024 of $55,122 and $57,892, respectively; accounts receivable, net as of March 31, 2025 and December 31, 2024 of $99,407 and $92,259, respectively; inventories as of March 31, 2025 and December 31, 2024 of $74,392 and $62,581, respectively; prepaid expenses and other current assets as of March 31, 2025 and December 31, 2024 of $7,910 and $7,616, respectively; and other assets as of March 31, 2025 and December 31, 2024 of $643,675 and $586,293, respectively. The Company’s consolidated liabilities as of March 31, 2025 and December 31, 2024 include $2,347,239 and $2,343,040, respectively, in liabilities of VIEs whose creditors have no recourse to the Company. These liabilities include accounts payable as of March 31, 2025 and December 31, 2024 of $5,635 and $5,400, respectively; distributions payable to noncontrolling interests and redeemable noncontrolling interests as of March 31, 2025 and December 31, 2024 of $37,817 and $41,465, respectively; accrued expenses and other current liabilities as of March 31, 2025 and December 31, 2024 of $42,689 and $42,997, respectively; deferred revenue as of March 31, 2025 and December 31, 2024 of $864,162 and $826,854, respectively; non-recourse debt as of March 31, 2025 and December 31, 2024 of $1,378,105 and $1,407,784, respectively; and other liabilities as of March 31, 2025 and December 31, 2024 of $18,831 and $18,540, respectively.
The accompanying notes are an integral part of these consolidated financial statements.

Sunrun Inc.
Consolidated Statements of Operations
(In Thousands, Except Per Share Amounts)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Revenue:
Customer agreements and incentives	$402,920	$322,967
Solar energy systems and product sales	101,351	135,221
Total revenue	504,271	458,188
Operating expenses:
Cost of customer agreements and incentives	308,629	269,534
Cost of solar energy systems and product sales	96,798	156,159
Sales and marketing	145,990	152,264
Research and development	9,979	12,087
General and administrative	57,763	51,266
Total operating expenses	619,159	641,310
Loss from operations	(114,888)	(183,122)
Interest expense, net	(227,434)	(192,159)
Other (expense) income, net	(45,399)	89,930
Loss before income taxes	(387,721)	(285,351)
Income tax benefit	(110,550)	(2,201)
Net loss	(277,171)	(283,150)
Net loss attributable to noncontrolling interests and redeemable noncontrolling interests	(327,182)	(195,332)
Net income (loss) attributable to common stockholders	$50,011	$(87,818)
Net income (loss) per share attributable to common stockholders
Basic	$0.22	$(0.40)
Diluted	$0.20	$(0.40)
Weighted average shares used to compute net income (loss) per share attributable to common stockholders
Basic	226,406	219,882
Diluted	257,911	219,882

The accompanying notes are an integral part of these consolidated financial statements.

Sunrun Inc.
Consolidated Statements of Comprehensive Income (Loss)
(In Thousands)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Net income (loss) attributable to common stockholders	$50,011	$(87,818)
Unrealized (loss) gain on derivatives, net of income taxes	(21,964)	40,302
Adjustment for net gain on derivatives recognized into earnings, net of income taxes	(3,677)	(7,446)
Other comprehensive (loss) income	(25,641)	32,856
Comprehensive income (loss)	$24,370	$(54,962)

Sunrun Inc.
Consolidated Statements of Redeemable Noncontrolling Interests and Equity
Three Months Ended March 31, 2025 and 2024
(In Thousands)
(Unaudited)

	Three Months Ended March 31, 2025
	Redeemable Noncontrolling Interests	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
		Shares	Amount
Balance at December 31, 2024	$624,159	225,662	$23	$6,747,236	$86,814	$(4,279,866)	$2,554,207	$985,844	$3,540,051
Exercise of stock options	—	4	—	20	—	—	20	—	20
Issuance of restricted stock units, net of tax withholdings	—	1,659	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	36,805	—	—	36,805	—	36,805
Contributions from noncontrolling interests and redeemable noncontrolling interests	80,000	—	—	—	—	—	—	175,900	175,900
Distributions to noncontrolling interests and redeemable noncontrolling interests	(18,001)	—	—	—	—	—	—	(38,601)	(38,601)
Net (loss) income	(28,386)	—	—	—	—	50,011	50,011	(298,796)	(248,785)
Other comprehensive loss, net of income taxes	—	—	—	—	(25,641)	—	(25,641)	—	(25,641)
Balance at March 31, 2025	$657,772	227,325	$23	$6,784,061	$61,173	$(4,229,855)	$2,615,402	$824,347	$3,439,749

	Three Months Ended March 31, 2024
	Redeemable Noncontrolling Interests	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
		Shares	Amount
Balance at December 31, 2023	$676,177	219,392	$22	$6,609,229	$54,676	$(1,433,699)	$5,230,228	$1,007,608	$6,237,836
Exercise of stock options	—	177	—	1,056	—	—	1,056	—	1,056
Issuance of restricted stock units, net of tax withholdings	—	1,103	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	42,494	—	—	42,494	—	42,494
Contributions from noncontrolling interests and redeemable noncontrolling interests	16,435	—	—	—	—	—	—	147,902	147,902
Distributions to noncontrolling interests and redeemable noncontrolling interests	(16,653)	—	—	—	—	—	—	(57,046)	(57,046)
Net loss	(17,955)	—	—	—	—	(87,818)	(87,818)	(177,377)	(265,195)
Capped call transaction	—	—	—	(38,365)	—	—	(38,365)	—	(38,365)
Acquisition of noncontrolling interest	(1,159)	—	—	—	—	—	—	—	—
Other comprehensive income, net of income taxes	—	—	—	—	32,856	—	32,856	—	32,856
Balance at March 31, 2024	$656,845	220,672	$22	$6,614,414	$87,532	$(1,521,517)	$5,180,451	$921,087	$6,101,538

Sunrun Inc.
Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Operating activities:
Net loss	$(277,171)	$(283,150)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization, net of amortization of deferred grants	169,890	150,520
Deferred income taxes	(110,550)	(2,202)
Stock-based compensation expense	25,005	28,869
Interest on pass-through financing obligations	—	4,756
Reduction in pass-through financing obligations	—	(9,335)
Unrealized loss (gain) on derivatives	45,070	(55,103)
Other noncash items	61,499	14,639
Changes in operating assets and liabilities:
Accounts receivable	(6,906)	(1,371)
Inventories	(12,318)	47,753
Prepaid expenses and other assets	(45,761)	(135,678)
Accounts payable	(15,618)	59,641
Accrued expenses and other liabilities	27,910	3,395
Deferred revenue	34,744	34,173
Net cash used in operating activities	(104,206)	(143,093)
Investing activities:
Payments for the costs of solar energy systems	(654,802)	(538,975)
Purchases of property and equipment, net	(219)	3,531
Net cash used in investing activities	(655,021)	(535,444)
Financing activities:
Repayment of trade receivable financing	(24,742)	—
Proceeds from line of credit	148,824	139,805
Repayment of line of credit	(174,557)	(292,305)
Proceeds from issuance of convertible senior notes, net of capped call transaction	—	444,822
Repurchase of convertible senior notes	(2,124)	(173,715)
Proceeds from issuance of non-recourse debt	1,520,629	770,106
Repayment of non-recourse debt	(838,483)	(431,532)
Payment of debt fees	(28,018)	(47,779)
Proceeds from pass-through financing and other obligations, net	—	1,808
Repayment of pass-through financing obligation	—	(20,000)
Payment of finance lease obligations	(6,483)	(6,732)
Contributions received from noncontrolling interests and redeemable noncontrolling interests	255,900	164,337
Distributions paid to noncontrolling interests and redeemable noncontrolling interests	(60,253)	(74,834)
Acquisition of noncontrolling interest	—	(1,159)
Proceeds from transfer of investment tax credits	624,776	106,529
Payments to redeemable noncontrolling interests and noncontrolling interests of investment tax credits	(624,776)	(106,529)
Net proceeds related to stock-based award activities	21	1,056
Net cash provided by financing activities	790,714	473,878

Net change in cash and restricted cash	31,487	(204,659)
Cash and restricted cash, beginning of period	947,416	987,838
Cash and restricted cash, end of period	$978,903	$783,179
Supplemental disclosures of cash flow information
Cash paid for interest	$172,332	$136,711
Cash paid for income taxes	$—	$—
Supplemental disclosures of noncash investing and financing activities
Purchases of solar energy systems and property and equipment included in accounts payable and accrued expenses	$41,421	$59,370
Right-of-use assets obtained in exchange for new finance lease liabilities	$1,750	$14,891

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
Sunrun acquires customers directly and through relationships with various solar and strategic partners (“Partners”). The Projects are constructed either by Sunrun or by Sunrun’s Partners and are mostly owned by the Company. Sunrun’s customers enter into an agreement to utilize the solar energy system (the “Customer Agreement”) which typically has an initial term of 20 or 25 years. Sunrun monitors, maintains, and insures the Projects during the term of the Customer Agreement. The Company also sells battery storage along with the solar energy systems and products, and solar leads generated by customers.
The Company has formed various subsidiaries (“Funds”) to finance the development of Projects. These Funds, structured as limited liability companies, obtain financing from outside investors and purchase Projects from Sunrun under master purchase agreements. The Company currently utilizes a partnership-flip legal structure for its Funds.

Note 2. Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting, and in the opinion of management, include all adjustments of a normal recurring nature necessary for the fair presentation of the Company’s interim financial statements. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. As such, these unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s annual report on Form 10-K for the year ended December 31, 2024. The results of the three months ended March 31, 2025 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2025 or other future periods.
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

Use of Estimates
The preparation of the consolidated financial statements requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The Company regularly makes estimates and assumptions, including, but not limited to, revenue recognition constraints that result in variable consideration, the discount rate used to adjust the promised amount of consideration for the effects of a significant financing component, the estimates that affect the collectability of accounts receivable, the valuation of inventories, the useful lives of solar energy systems, the useful lives of property and equipment, the discount rate used for operating and financing leases, the valuation of stock-based compensation, the determination of valuation allowances associated with deferred tax assets, the fair value of debt instruments disclosed and the redemption value of redeemable noncontrolling interests. The Company bases its estimates on historical experience and various other assumptions believed to be reasonable. Actual results may differ from such estimates.
Segment Information
The Company has one operating segment with one business activity, providing solar energy services and products to customers. The Company's chief operating decision maker (“CODM”) is its Chief Executive Officer, who reviews financial information presented on a consolidated basis. When evaluating performance and allocating resources, the CODM uses consolidated income (loss) from operations and net income (loss). These financial metrics are used by the CODM to make key operating decisions, such as the determination of volume targets and the allocation of budget between cost of revenues, sales and marketing, research and development, and general and administrative expenses. The CODM does not use asset or liability information in evaluating the Company’s operating segment.
Revenue from external customers (including, but not limited to homeowners) for each group of similar products and services is as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Customer agreements	$381,360	$304,134
Incentives	21,560	18,833
Customer agreements and incentives	402,920	322,967

Solar energy systems	40,068	65,065
Product sales	61,283	70,156
Solar energy systems and product sales	101,351	135,221
Total revenue	$504,271	$458,188

Revenue from Customer Agreements includes payments by customers for the use of the system as well as utility and other rebates assigned by the customer to the Company in the Customer Agreement. Revenue from incentives includes revenue from the sale of solar renewable energy credits (“SRECs”).
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

The following table provides a reconciliation of cash and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows. Cash and restricted cash consists of the following (in thousands):

	Three Months Ended March 31,
	2025	2024
Beginning of period:
Cash	$574,956	$678,821
Restricted cash, current and long-term	372,460	309,017
Total	$947,416	$987,838

End of period:
Cash	$604,874	$487,280
Restricted cash, current and long-term	374,029	295,899
Total	$978,903	$783,179
Accounts Receivable
Accounts receivable consist of amounts due from customers, as well as state and utility rebates due from government agencies and utility companies. Under Customer Agreements, the customers typically assign incentive rebates to the Company.
Accounts receivable, net consists of the following (in thousands):

	March 31, 2025	December 31, 2024
Customer receivables	$182,270	$179,152
Other receivables	6,112	6,974
Allowance for credit losses	(16,261)	(15,420)
Total	$172,121	$170,706
Supplier Finance Agreements
The Company has entered into supplier finance agreements with certain financial institutions, whereby these institutions pay amounts related to trade and inventory payables to suppliers on behalf of the Company. The terms of these agreements allow the Company to extend, at its sole discretion, the original supplier payment terms up to 90 or 120 days. The Company does not provide any form of guarantee under these financing agreements. Amounts outstanding under these agreements were $104.8 million as of March 31, 2025 and $130.2 million as of December 31, 2024, respectively. The Company records interest for the period the supplier finance obligation is outstanding and reflects the proceeds and payments related to these transactions as a financing activity within its consolidated statement of cash flow.

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
The balance of deferred revenue was $1.2 billion as of December 31, 2023. Deferred revenue consists of the following (in thousands):

	March 31, 2025	December 31, 2024
Under Customer Agreements:
Payments received, net	$960,783	$950,225
Financing component balance	81,660	79,731
	1,042,443	1,029,956

Under SREC contracts:
Payments received, net	311,185	291,972
Financing component balance	18,718	16,419
	329,903	308,391

Total	$1,372,346	$1,338,347

During the three months ended March 31, 2025 and 2024, the Company recognized revenue of $32.2 million and $27.7 million, respectively, from amounts included in deferred revenue at the beginning of the respective periods. Revenue allocated to remaining performance obligations represents contracted revenue that has not yet been recognized and includes deferred revenue as well as amounts that will be invoiced and recognized as revenue in future periods. Contracted but not yet recognized revenue was approximately $32.7 billion as of March 31, 2025, of which the Company expects to recognize approximately 5% over the next 12 months. The annual recognition is not expected to vary significantly over the next 10 years as the vast majority of existing Customer Agreements have at least 10 years remaining, given that the average age of the Company’s fleet of residential solar energy systems under Customer Agreements is less than six years due to the Company being formed in 2007 and having experienced significant growth in the last few years. The annual recognition on these existing contracts will gradually decline over the midpoint of the typical 20- or 25-year initial term of individual Customer Agreements.
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
Product sales consist of batteries and other solar energy products sold to resellers, roofing repair, and customer leads. Product sales revenue is recognized at the time when control is transferred, upon shipment, or as services are delivered. Customer lead revenue, included in product sales, is recognized at the time the lead is delivered.
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
Note 3. Fair Value Measurement
At March 31, 2025 and December 31, 2024, the carrying value of receivables, accounts payable, accrued expenses and distributions payable to noncontrolling interests approximates fair value due to their short-term nature and falls under the Level 2 hierarchy. The carrying values and fair values of debt instruments are as follows (in thousands):

	March 31, 2025		December 31, 2024
	Carrying Value	Fair Value	Carrying Value	Fair Value
Recourse debt	$836,174	$697,758	$863,646	$807,801
Senior debt	4,516,962	4,479,740	4,738,594	4,681,858
Subordinated debt	3,009,568	2,876,855	2,667,010	2,539,930
Securitization debt	5,203,369	5,058,233	4,632,242	4,363,326
Total	$13,566,073	$13,112,586	$12,901,492	$12,392,915
At March 31, 2025 and December 31, 2024, the fair value of certain recourse debt and certain senior, subordinated and securitization loans approximate their carrying values because their interest rates are variable rates that approximate rates currently available to the Company. At March 31, 2025 and December 31, 2024, the fair value of the Company’s other debt instruments are based on rates currently offered for debt with similar maturities and terms. The Company’s fair value of the debt instruments fell under the Level 2 hierarchy. These valuation approaches involve some level of management estimation and judgment, the degree of which is dependent on the price transparency for the instruments or market.

At March 31, 2025 and December 31, 2024, financial instruments measured at fair value on a recurring basis, based upon the fair value hierarchy, are as follows (in thousands):

	March 31, 2025
	Level 1	Level 2	Level 3	Total
Derivative assets:
Interest rate swaps	$—	$112,068	$—	$112,068
Total	$—	$112,068	$—	$112,068
Derivative liabilities:
Interest rate swaps	$—	$17,846	$—	$17,846
Total	$—	$17,846	$—	$17,846

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Derivative assets:
Interest rate swaps	$—	$171,758	$—	$171,758
Total	$—	$171,758	$—	$171,758
Derivative liabilities:
Interest rate swaps	$—	$7,385	$—	$7,385
Total	$—	$7,385	$—	$7,385

The above balances are recorded in other assets and other liabilities, respectively, in the consolidated balance sheets, except for $21.7 million and $30.6 million as of March 31, 2025 and December 31, 2024, respectively, which is recorded in prepaid expenses and other current assets.
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

Note 4. Inventories
Inventories consist of the following (in thousands):

	March 31, 2025	December 31, 2024
Raw materials	$303,768	$357,870
Work-in-process	110,633	44,213
Total	$414,401	$402,083
The IRS provided taxpayers a safe harbor opportunity for solar facilities that began construction prior to January 1, 2025 and are placed in service on or after January 1, 2025 to elect the application of the Commercial ITC under Section 48(a) of the Code. The Company has sought to avail itself of the safe harbor in order to retain the ability to elect the application of the Commercial ITC under Section 48(a) of the Code by incurring certain costs and taking title to equipment in 2024. As of March 31, 2025 and December 31, 2024, there was $322.0 million and $349.5 million, respectively, related to the safe harbor program within raw materials.

Note 5. Solar Energy Systems, net
Solar energy systems, net consists of the following (in thousands):

	March 31, 2025	December 31, 2024
Solar energy system equipment costs	$14,713,752	$14,258,772
Inverters and batteries	2,744,849	2,554,739
Total solar energy systems	17,458,601	16,813,511
Less: accumulated depreciation and amortization	(2,888,775)	(2,732,888)
Add: construction-in-progress	927,712	951,492
Total solar energy systems, net	$15,497,538	$15,032,115
All solar energy systems, including construction-in-progress, have been leased to or are subject to signed Customer Agreements with customers. The Company recorded depreciation expense related to solar energy systems of $161.2 million and $141.7 million for the three months ended March 31, 2025 and 2024, respectively. The depreciation expense was reduced by the amortization of deferred grants of $2.8 million and $2.0 million for the three months ended March 31, 2025 and 2024, respectively.

Note 6. Other Assets
Other assets consist of the following (in thousands):

	March 31, 2025	December 31, 2024
Costs to obtain contracts - Customer Agreements	$2,195,032	$2,084,545
Costs to obtain contracts - incentives	2,481	2,481
Accumulated amortization of costs to obtain contracts	(265,904)	(243,989)
Unbilled receivables	745,647	681,823
Allowance for credit loss on unbilled receivables	(7,575)	(6,928)
Equity investment	81,297	81,297
Operating lease right-of-use assets	71,428	76,810
Other assets	281,418	345,707
Total	$3,103,824	$3,021,746
The Company recorded amortization of costs to obtain contracts of $22.1 million and $17.0 million for the three months ended March 31, 2025 and 2024, respectively, in Sales and marketing in the consolidated statements of operations.
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

Note 7. Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consist of the following (in thousands):

	March 31, 2025	December 31, 2024
Accrued employee compensation	$129,974	$104,747
Accrued interest	110,280	115,112
Operating lease obligations	28,449	28,784
Accrued supplier finance obligations	104,782	130,238
Other accrued expenses	163,557	164,871
Total	$537,042	$543,752

Note 8. Indebtedness
As of March 31, 2025, debt consisted of the following (in thousands, except percentages):

	March 31, 2025	December 31, 2024	Unused Borrowing Capacity (1)	Weighted Average Interest Rate at March 31, 2025 (2)	Weighted Average Interest Rate at December 31, 2024 (2)	Contractual Interest Rate (3)	Contractual Maturity Date
Recourse debt
Line of credit (4)	$358,493	$384,226	$—	8.32%	8.45%	SOFR +3.25% - 3.75%	March 2027
0% Convertible Senior Notes(5)	5,457	7,687	—	—%	—%	—%	February 2026
4% Convertible Senior Notes(6)	483,187	483,187	—	4.00%	4.00%	4.00%	March 2030
Total recourse debt	847,137	875,100	—
Unamortized debt discount	(10,963)	(11,454)	—
Total recourse debt, net	836,174	863,646	—

Non-recourse debt (7)
Senior revolving and delayed draw loans (8)	1,846,900	2,412,400	59,700	6.95%	7.24%	SOFR +2.35%- 3.10%	March 2027 - February 2028
Senior non-revolving loans(9)	2,673,287	2,325,558	—	6.39%	6.66%	4.66% - 6.93%; SOFR +1.90% - 2.25%	September 2026 - January 2060
Subordinated revolving and delayed draw loans (8)	16,200	20,400	—	13.42%	13.62%	SOFR +9.10%	March 2027
Subordinated loans (10)(11)	3,045,927	2,691,534	—	9.36%	9.36%	7.00% - 10.61%; SOFR +6.50% - 6.90%	April 2027 - January 2042
Securitized loans	5,287,785	4,705,549	—	5.25%	5.08%	2.27% - 6.60%	April 2048 - April 2060
Total non-recourse debt	12,870,099	12,155,441	59,700
Unamortized debt (discount) premium, net	(140,200)	(117,595)	—
Total non-recourse debt, net	12,729,899	12,037,846	59,700
Total debt, net	$13,566,073	$12,901,492	$59,700

(1)Represents the additional amount the Company could borrow, if any, based on the state of its existing assets as of March 31, 2025.
(2)Reflects weighted average contractual, unhedged rates. See Note 9, Derivatives for hedge rates.
(3)Ranges shown reflect a fixed interest rate and rates using SOFR, as applicable.

(4)The working capital facility (the “Facility”) was amended in October 2024 and its total commitment of up to $447.5 million is secured by substantially all of the unencumbered assets of the Company, as well as ownership interests in certain subsidiaries of the Company. Borrowings under the Facility may be designated as Base Rate Loans or Term SOFR Loans, subject to certain terms and conditions under the Credit Agreement. Base Rate Loans accrue interest at a rate per year equal to 2.25% to 2.75% depending on total outstanding balance as a percentage of total commitment plus the highest of (a) the federal funds rate plus 0.50%, (b) the interest rate determined from time to time by the Administrative Agent as its prime rate and notified to the Company, (c) the Adjusted Term SOFR Rate (defined below) for a one-month interest period in effect on such day (or if such day is not a business day, the immediately preceding business day) plus 1.00% and (d) 0.00%. Term SOFR Loans accrue interest at a rate per annum equal to (a) 3.25% to 3.75% depending on total outstanding balance as a percentage of total commitment plus (b) the greater of (i) 0.00% and (ii) the sum of (x) the forward-looking term rate for a period comparable to the applicable available tenor based on SOFR that is published by CME Group Benchmark Administration Ltd or a successor for the applicable interest period and (y) (1) if the applicable interest period is one month, 0.11448%, (2) if the applicable interest period is three months, 0.26161% or (c) if the applicable interest period is six months, 0.42826% (the rate pursuant to clause (b), the “Adjusted Term SOFR Rate”). The maturity date of this facility was automatically extended to March 1, 2027 in September 2024, due to the Company maintaining funds on deposit in a collateral account equal to an amount sufficient to repay at the scheduled maturity all of its 0% Senior Convertible Notes due 2026 that were outstanding on September 30, 2024 and the Company was otherwise in compliance with its quarter-end liquidity covenant. This facility is subject to various restrictive covenants, such as the completion and presentation of audited consolidated financial statements, maintaining a minimum modified interest coverage ratio, a minimum modified current ratio, a maximum modified leverage ratio, and a minimum unencumbered cash balance, in each case, tested quarterly. The Company was in compliance with all debt covenants as of March 31, 2025.
(5)Convertible senior notes due 2026 (the “2026 Notes”) under this category with an outstanding balance of $5.5 million as of March 31, 2025 will not bear regular interest, and the principal amount of the 2026 Notes will not accrete. The 2026 Notes may bear special interest under specified circumstances relating to the Company’s failure to comply with its reporting obligations under the Indenture or if the 2026 Notes are not freely tradeable as required by the indenture. The 2026 Notes will mature on February 1, 2026, unless earlier repurchased by the Company, redeemed by the Company or converted pursuant to their terms. The initial conversion rate of the Notes is 8.4807 shares of the Company’s common stock, par value $0.0001 per share, per $1,000 principal amount of 2026 Notes, which is equivalent to an initial conversion price of approximately $117.91 per share. The conversion rate will be subject to adjustment upon the occurrence of certain specified events but will not be adjusted for any accrued and unpaid special interest. In addition, upon the occurrence of a make-whole fundamental change or an issuance of a notice of redemption, the Company will, in certain circumstances, increase the conversion rate by a number of additional shares for a holder that elects to convert its 2026 Notes in connection with such make-whole fundamental change or notice of redemption. The debt discount recorded on the 2026 Notes is being amortized to interest expense at an effective interest rate of 0.57%. As of March 31, 2025, $7.7 million of the debt discount was amortized to interest expense inception to date. In connection with the offering of the 2026 Notes, the Company entered into privately negotiated capped call transactions (the “2026 Capped Calls”) with certain of the initial purchasers and/or their respective affiliates at a cost of approximately $28.0 million. The 2026 Capped Calls are classified as equity and were recorded to additional paid-in-capital within stockholders’ equity as of March 31, 2021. The 2026 Capped Calls each have an initial strike price of approximately $117.91 per share, subject to certain adjustments, which corresponds to the initial conversion price of the 2026 Notes. The 2026 Capped Calls have initial cap prices of $157.22 per share. The 2026 Capped Calls cover, subject to anti-dilution adjustments, approximately 3.4 million shares of common stock. The 2026 Capped Calls are expected generally to reduce the potential dilution to the common stock upon any conversion of 2026 Notes and/or offset any cash payments the Company is required to make in excess of the principal amount of the 2026 Notes, as the case may be, in the event the market price per share of common stock, as measured under the 2026 Capped Calls, is greater than the strike price of the 2026 Capped Call, with such offset subject to a cap. If, however, the market price per share of the common stock, as measured under the 2026 Capped Calls, exceeds the cap price of the 2026 Capped Calls, there would be dilution and/or there would not be an offset of such potential cash payments, in each case, to the extent that the then-market price per share of the common stock exceeds the cap price. The final components of the 2026 Capped Calls are scheduled to expire on January 29, 2026. None of the conversion criteria has been met as of March 31, 2025. The 2026 Notes outstanding balance is recorded in accrued and other liabilities in the consolidated balance sheet as of March 31, 2025.

(6)Convertible senior notes due 2030 (the “2030 Notes” and, together with the 2026 Notes, the “Notes”) under this category with an outstanding balance of $483.2 million as of March 31, 2025 will bear regular interest at 4.00% per annum, and the principal amount of the 2030 Notes will not accrete. The 2030 Notes may bear special interest under specified circumstances relating to the Company’s failure to comply with its reporting obligations under the indenture or if the 2030 Notes are not freely tradeable as required by the indenture. The 2030 Notes will mature on March 1, 2030, unless repurchased by the Company, redeemed by the Company or converted pursuant to their terms prior to maturity. The initial conversion rate of the 2030 Notes is 61.3704 shares of the Company’s common stock, par value $0.0001 per share, per $1,000 principal amount of 2030 Notes, which is equivalent to an initial conversion price of approximately $16.29 per share. The conversion rate will be subject to adjustment upon the occurrence of certain specified events but will not be adjusted for any accrued and unpaid special interest. In addition, upon the occurrence of a make-whole fundamental change or an issuance of a notice of redemption, the Company will, in certain circumstances, increase the conversion rate by a number of additional shares for a holder that elects to convert its 2030 Notes in connection with such make-whole fundamental change or notice of redemption. The debt discount recorded on the 2030 Notes is being amortized to interest expense at an effective interest rate of 4.51%. As of March 31, 2025, $2.1 million of the debt discount was amortized to interest expense inception to date. In connection with the offering of the 2030 Notes, the Company entered into privately negotiated capped call transactions (the “2030 Capped Calls”) with certain of the initial purchasers and/or their respective affiliates at a cost of approximately $38.4 million. The 2030 Capped Calls are classified as equity and were recorded to additional paid-in-capital within stockholders’ equity as of March 31, 2025. The 2030 Capped Calls each have an initial strike price of approximately $16.29 per share, subject to certain adjustments, which corresponds to the initial conversion price of the 2030 Notes. The 2030 Capped Calls have initial cap prices of $22.37 per share. The 2030 Capped Calls cover, subject to anti-dilution adjustments, approximately 29.7 million shares of common stock. The 2030 Capped Calls are expected generally to reduce the potential dilution to the common stock upon any conversion of 2030 Notes and/or offset any cash payments the Company is required to make in excess of the principal amount of the 2030 Notes, as the case may be, in the event the market price per share of Common Stock, as measured under the 2030 Capped Calls, is greater than the strike price of the 2030 Capped Call, with such offset subject to a cap. If, however, the market price per share of the common stock, as measured under the 2030 Capped Calls, exceeds the cap price of the 2030 Capped Calls, there would be dilution and/or there would not be an offset of such potential cash payments, in each case, to the extent that the then-market price per share of the common stock exceeds the cap price. The final components of the 2030 Capped Calls are scheduled to expire on February 27, 2030. None of the conversion criteria has been met as of March 31, 2025.
(7)Certain loans under this category are part of project equity transactions.
(8)Pursuant to the terms of the aggregation facilities within this category the Company may draw up to an aggregate principal amount of $2.9 billion in revolver borrowings depending on the available borrowing base at the time.
(9)Loans under this category with a fixed rate had a total outstanding balance of $1.3 billion as of March 31, 2025.
(10)A loan under this category with an outstanding balance of $153.2 million as of March 31, 2025 contains a put option that can be exercised beginning in 2036 that would require the Company to pay off the entire loan on November 30, 2037.
(11)Loans under this category with a floating rate have a total outstanding balance of $654.8 million as of March 31, 2025.

Senior and Subordinated Debt Facilities
Each of the Company’s senior and subordinated debt facilities contain customary covenants, including the requirement to maintain certain financial measurements and provide lender reporting. Each of the senior and subordinated debt facilities also contain certain provisions in the event of default that entitle lenders to take certain actions including acceleration of amounts due under the facilities and acquisition of membership interests and assets that are pledged to the lenders under the terms of the senior and subordinated debt facilities. The facilities are non-recourse to the Company and are secured by net cash flows from Customer Agreements or inventories less certain operating, maintenance and other expenses that are available to the borrower after distributions to tax equity investors, where applicable. Under the terms of these facilities, the Company’s subsidiaries pay interest and principal from the net cash flows available to the subsidiaries. The Company was in compliance with all debt covenants as of March 31, 2025.
Non-Recourse Financings
In connection with each of the Company’s non-recourse debt (including securitized loans), assets (consisting of membership interests in project companies that own photovoltaic systems and related Customer Agreements) were contributed by the Company to special purpose subsidiaries of the Company (each a “Non-Recourse Borrower”). Each of such financings contains customary covenants including the requirement to provide reporting to the indenture trustee or collateral agent and, if applicable, ratings agencies. Each of the financings also contains certain provisions which entitle the indenture trustee or collateral agent to take certain actions upon the occurrence of an event of default, including acceleration of amounts due under the facilities and the foreclosure on the assets of the Non-Recourse Borrower that are pledged to the lenders under the terms thereof. The facilities are non-recourse to the Company and are secured by first priority security interests by each Non-Recourse Borrower in favor of the indenture trustee or collateral agent in all of the Non-Recourse Borrower’s assets including the cash flows from Customer Agreements which are available to each Non-Recourse Borrower after giving effect to certain operating, maintenance and other expenses and, where applicable, distributions to tax equity investors. As a result of such security interests, the assets of each Non-Recourse Borrower are not available to the creditors of the Company unless and until distributions from such entities are made to the Company as permitted under the applicable facility documentation. Under the terms of these financings, each Non-Recourse Borrower pays interest and principal from such net cash flows. The Company was in compliance with all debt covenants as of March 31, 2025.

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
The interest rate swaps have been designated as cash flow hedges. The credit risk adjustment associated with these swaps is the risk of non-performance by the counterparties to the contracts. In the three months ended March 31, 2025, the hedge relationships on the Company’s interest rate swaps have been assessed as highly effective as the quarterly assessment performed determined changes in cash flows of the derivative instruments have been highly effective in offsetting the changes in the cash flows of the hedged items, are expected to be highly effective in the future and the critical terms of the interest rate swaps match the critical terms of the underlying forecasted hedged transactions. Accordingly, changes in the fair value of these derivatives are recorded as a component of accumulated other comprehensive income, net of income taxes. Changes in the fair value of these derivatives are subsequently reclassified into earnings, and are included in interest expense, net in the Company’s statements of operations, in the period that the hedged forecasted transactions affect earnings. To the extent that the hedge relationships are not effective, changes in the fair value of these derivatives are recorded in other expenses, net in the Company’s statements of operations on a prospective basis.

The Company’s master netting and other similar arrangements allow net settlements under certain conditions. When those conditions are met, the Company presents derivatives at net fair value. As of March 31, 2025, the information related to these offsetting arrangements were as follows (in thousands):

Instrument Description	Gross Amounts of Recognized Assets / Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets / Liabilities Included in the Consolidated Balance Sheet	Notional Amount (1) (2)
Assets:
Derivatives designated as hedging instruments	$91,456	$—	$91,456	$1,372,148
Derivatives not designated as hedging instruments	20,612	(10,335)	10,277	877,928
Total derivative assets	$112,068	$(10,335)	$101,733	$2,250,076

Liabilities:
Derivatives designated as hedging instruments	$—	$—	$—	$—
Derivatives not designated as hedging instruments	(17,846)	10,335	(7,511)	1,239,391
Total derivative liabilities	$(17,846)	$10,335	$(7,511)	$1,239,391
Total	$94,222	$—	$94,222	$3,489,467

(1)    Comprised of 61 interest rate swaps which effectively fix the SOFR portion of interest rates on outstanding balances of certain loans under the senior and securitized sections of the debt footnote table (see Note 8, Indebtedness) at 0.31% to 4.11% per annum. These swaps mature from August 13, 2027 to January 31, 2043.

(2)    Comprised of 12 interest rate swaptions which effectively fix the SOFR portion of interest rates on future outstanding balances of certain loans under the senior revolving section of the debt footnote table (see Note 8, Indebtedness) at 3.96% to 4.51% per annum. These swaptions expire from April 2, 2025 to June 4, 2025 with potential underlying swaps maturing from January 31, 2039 to October 31, 2040.

As of December 31, 2024, the information related to these offsetting arrangements were as follows (in thousands):

Instrument Description	Gross Amounts of Recognized Assets / Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets / Liabilities Included in the Consolidated Balance Sheet	Notional Amount
Assets:
Derivatives designated as hedging instruments	$117,793	$—	$117,793	$1,382,188
Derivatives not designated as hedging instruments	53,965	(7,252)	46,713	2,118,393
Total derivative assets	$171,758	$(7,252)	$164,506	$3,500,581

Liabilities:
Derivatives designated as hedging instruments	—	—	—	—
Derivatives not designated as hedging instruments	(7,385)	7,252	(133)	653,365
Total derivative liabilities	$(7,385)	$7,252	$(133)	$653,365
Total	$164,373	$—	$164,373	$4,153,946
The (gains) losses on derivatives designated as cash flow hedges recognized into OCI, before tax effect, consisted of the following (in thousands):

	Three months ended March 31,
	2025	2024
Derivatives designated as cash flow hedges:
Interest rate swaps	$20,668	$(42,987)
The (gains) losses on derivatives financial instruments recognized into the consolidated statements of operations, before tax effect, consisted of the following (in thousands):

	Three months ended March 31,
	2025		2024
	Interest expense, net	Other expense, net	Interest expense, net	Other expense, net
Derivatives designated as cash flow hedges:
Interest rate swaps:
(Gains) losses reclassified from Accumulated other comprehensive income (“AOCI”) into income	$(4,973)	$—	$(10,131)	$—
Derivatives not designated as cash flow hedges:
Interest rate swaps:
(Gains) losses recognized into income	—	45,503	—	(60,501)
Total (gains) losses	$(4,973)	$45,503	$(10,131)	$(60,501)

All amounts in AOCI in the consolidated statements of redeemable noncontrolling interests and equity relate to derivatives, refer to the consolidated statements of comprehensive income (loss).
During the next 12 months, the Company expects to reclassify $13.6 million of net gains on derivative instruments from accumulated other comprehensive income to earnings. There were 42 undesignated derivative instruments recorded by the Company as of March 31, 2025.

Note 10. VIE Arrangements
The Company consolidated various VIEs at March 31, 2025 and December 31, 2024. The carrying amounts and classification of the VIEs’ assets and liabilities included in the consolidated balance sheets are as follows (in thousands):

	March 31, 2025	December 31, 2024
Assets
Current assets
Cash	$297,876	$420,756
Restricted cash	55,122	57,892
Accounts receivable, net	99,407	92,259
Inventories	74,392	62,581
Prepaid expenses and other current assets	7,910	7,616
Total current assets	534,707	641,104
Solar energy systems, net	12,616,917	12,062,819
Other assets	643,675	586,293
Total assets	$13,795,299	$13,290,216
Liabilities
Current liabilities
Accounts payable	$5,635	$5,400
Distributions payable to noncontrolling interests and redeemable noncontrolling interests	37,817	41,465
Accrued expenses and other liabilities	42,689	42,997
Deferred revenue, current portion	65,524	62,278
Non-recourse debt, current portion	55,849	60,292
Total current liabilities	207,514	212,432
Deferred revenue, net of current portion	798,638	764,576
Non-recourse debt, net of current portion	1,322,256	1,347,492
Other liabilities	18,831	18,540
Total liabilities	$2,347,239	$2,343,040

Note 11. Redeemable Noncontrolling Interests
During certain specified periods of time (the “Early Exit Periods”), noncontrolling interests in certain funding arrangements have the right to put all of their membership interests to the Company (the “Put Provisions”). During a specific period of time, the Company has the right to call all membership units of the related redeemable noncontrolling interests (the "Call Periods").

Note 12. Stock-Based Compensation
Stock Options
The following table summarizes the activity for all stock options under all of the Company’s equity incentive plans for the three months ended March 31, 2025 (shares and aggregate intrinsic value in thousands):

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2024	3,507	$19.05	4.54	$3,882
Granted	—	—
Exercised	(4)	5.35
Canceled	(2)	31.11
Outstanding at March 31, 2025	3,501	$19.06	4.27	$738

Options vested and exercisable at March 31, 2025	3,282	$18.29	4.09	$738
Restricted Stock Units
The following table summarizes the activity for all restricted stock units (“RSUs”) under all of the Company’s equity incentive plans for the three months ended March 31, 2025 (shares in thousands):

	Number of Awards	Weighted Average Grant Date Fair Value
Unvested balance at December 31, 2024	12,375	$16.29
Granted	2,751	8.66
Issued	(1,660)	18.26
Canceled / forfeited	(375)	15.57
Unvested balance at March 31, 2025	13,091	$14.50
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

Stock-Based Compensation Expense
The Company recognized stock-based compensation expense, including ESPP expenses, in the consolidated statements of operations as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Cost of customer agreements and incentives	$2,493	$1,946
Cost of solar energy systems and product sales	454	554
Sales and marketing	10,156	15,175
Research and development	993	2,612
General and administration	10,875	8,582
Total	$24,971	$28,869
During the three months ended March 31, 2025 and 2024, stock-based compensation expense capitalized to solar energy systems, net in the Company’s consolidated balance sheets was $2.4 million and $2.7 million, respectively.

Note 13. Income Taxes

The income tax rate for the three months ended March 31, 2025 and 2024 was 28.5% and 0.8%, respectively. The differences between the actual consolidated effective income tax rate and the U.S. federal statutory rate were primarily attributable to the increased income tax benefit related to ITC (as defined below) transfer originations.

The Company sells solar energy systems to Funds. As the Funds are consolidated by the Company, the gain on the sale of the assets has been eliminated in the consolidated financial statements, however gains on sale are recognized for tax purposes and the tax effects of which, both current and deferred, are included in the Company’s income tax provision.

The Company enters into investment tax credit (each, an "ITC" and collectively, the "ITCs") transfer agreements with third-party transferees to transfer to such third-parties, for cash, the ITCs generated by certain solar energy systems that have been or will be placed in service. The Company accounts for its share of ITC transfer proceeds under ASC 740, Income Taxes, as a reduction of income tax expense in the consolidated statement of operations during the year in which the credits arise (i.e., the flow-through method) and the tax equity investor’s share is distributed upon receipt. During the three months ended March 31, 2025 and 2024, the Company recognized income tax benefit to the Company of $110.6 million and $2.2 million, respectively.

Note 14. Commitments and Contingencies
Letters of Credit
As of March 31, 2025 and December 31, 2024, the Company had $42.6 million and $47.3 million, respectively, of unused letters of credit outstanding, which each carry fees of 0.50% - 3.64% per annum and 0.50% - 3.25% per annum, respectively.
Guarantees
Certain tax equity funds and debt facilities require the Company to maintain an aggregate amount of $35.0 million of unencumbered cash and cash equivalents at the end of each month.
Purchase Commitment
The Company has a purchase commitment, which has the ability to be canceled without significant penalties, with a supplier to purchase $422.4 million of batteries by the end of the fourth quarter of 2025.

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
Commercial ITC Indemnification
The Company is contractually committed to compensate its investors for any losses that they may suffer in certain limited circumstances resulting from reductions in Commercial ITCs, including any reduction in depreciable basis. Generally, such obligations would arise as a result of reductions to the value of the underlying solar energy systems as assessed by the IRS. The Company set the purchase prices and claimed values based on fair market values determined with the assistance of an independent third-party appraisal with respect to the systems that generate Commercial ITCs (and the associated depreciable basis) that are passed-through to, and claimed by, the Fund investors. In April 2018, the Company purchased an insurance policy providing for certain payments by the insurers in the event there is a final determination (including a judicial determination) that reduced the Commercial ITCs and depreciation claimed in respect of solar energy systems sold or transferred to most Funds through April 2018, or later, in the case of Funds added to the policy after such date. In general, the policy indemnifies the Company and related parties for additional taxes (including penalties and interest) owed in respect of lost Commercial ITCs, depreciation, gross-up costs and expenses incurred in defending such claim, subject to negotiated exclusions from, and limitations to, coverage. The Company purchased similar additional insurance policies in January 2021, October 2022, May 2023, March 2024, June 2024, and March 2025.

At each balance sheet date, the Company assesses and recognizes, when applicable, the potential exposure from this obligation based on all the information available at that time, including any routine audits undertaken by the IRS.

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

Note 15. Net Income (Loss) Per Share
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
The computation of the Company’s basic and diluted net income (loss) per share is as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2025	2024
Numerator:
Net income (loss) attributable to common stockholders	$50,011	$(87,818)
Debt discount amortization	634	—
Net income (loss) available to common stockholders	$50,645	(87,818)
Denominator:
Weighted average shares used to compute net income (loss) per share attributable to common stockholders, basic	226,406	219,882
Weighted average effect of potentially dilutive shares to purchase common stock	31,505	—
Weighted average shares used to compute net income (loss) per share attributable to common stockholders, diluted	257,911	219,882
Net income (loss) per share attributable to common stockholders
Basic	$0.22	$(0.40)
Diluted	$0.20	$(0.40)

The following shares were excluded from the computation of diluted net income (loss) per share as the impact of including those shares would be anti-dilutive (in thousands):

	Three Months Ended March 31,
	2025	2024
Outstanding stock options	2,567	1,968
Unvested restricted stock units	14,157	8,345
Convertible Senior Notes (if converted)	—	14,146
Total	16,724	24,459

Note 16. Related Party Transactions

Advances Receivable—Related Party

Net amounts due from direct-sales professionals were $11.7 million and $14.3 million as of March 31, 2025 and December 31, 2024, respectively. The Company provided a reserve of $2.8 million and $2.8 million as of March 31, 2025 and December 31, 2024, respectively, related to advances to direct-sales professionals who have terminated their employment agreement with the Company.

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

We have experienced substantial growth in our business and operations since our inception in 2007, as well as through our acquisition of Vivint Solar on October 8, 2020. As of March 31, 2025, we operate the largest fleet of residential solar energy systems in the United States. We have a Networked Solar Energy Capacity of 7,721 megawatts (“MW”) as of March 31, 2025, which represents the aggregate megawatt production capacity of our solar energy systems that have been recognized as deployments, from our inception through the measurement date. Gross Earning Assets as of March 31, 2025 were approximately $18.5 billion. Please see the section entitled “Key Operating Metrics” for more details on how we calculate Networked Solar Energy Capacity and Gross Earning Assets.
We also have a long track record of attracting low-cost capital from diverse sources, including tax equity and debt investors. Since inception we have raised tax equity Funds to finance the installation of solar energy systems.
Market & Macroeconomic Environment

Our business and financial performance also depend on worldwide economic conditions. We face global macroeconomic challenges, particularly in light of increases and volatility in interest rates, uncertainty in markets, inflationary trends, navigating complex and evolving regulatory and tax frameworks, and the dynamics of the global trade environment. During fiscal year 2024 and the first three months of fiscal 2025, we observed market uncertainty, including as a result of recently announced tariffs, inflationary pressures, rising interest rates, the market impacts of proposed or newly enacted regulatory frameworks in markets within which we do business and within our industry and supply constraints. In particular, rising interest rates, including recent historic increases starting in 2021, have resulted and may continue to result in a decrease in our advance rates, reducing the proceeds we receive from certain Funds. Because our financing structure is sensitive to volatility in interest rates, higher rates increase our cost of capital and may decrease the amount of capital available to us to finance the deployment of new solar energy systems. These market dynamics, some of which we expect will continue into the foreseeable future, have impacted and may continue to impact our business and financial results.

Additionally, our operations and supply chains are subject to risks related to uncertainties in trade policies, including changes in tariffs, duties, trade barriers, and other restrictions imposed by various governments. These trade policy uncertainties may increase our costs, disrupt our supply chain, limit our ability to operate in certain markets, or require us to modify our current business practices. Changes in trade agreements, import/export regulations, and retaliatory measures between countries could further impact the availability and cost of materials necessary for our products and services. While the Company is not a direct importer of modules and batteries, many of the Company's suppliers import products from jurisdictions such as China and Vietnam that are subject to recently announced tariffs, which could significantly increase component expenses for key products, such as lithium-ion battery cells used in our energy storage systems that are currently sourced primarily from China. Despite our efforts to identify qualified suppliers outside of China, these tariffs and potential future trade restrictions could adversely impact our supply chain costs and, consequently, negatively affect consumer demand for our products.

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
Impact of 2024 Presidential Administration Transition
The recent transition in both the White House and Congress following the 2024 election has created a dynamic policy environment that may impact our business and financial results, including those related to federal tax credits, tariffs, and other regulatory measures. Any delay, reduction, or elimination in the implementation of policies that support the residential solar industry, such as the ITCs and adders under the IRA, or Executive Orders issued by the President of the United States, could have an adverse effect on our business. Additionally, these changes in the United States’ government could contribute to a higher interest rate environment, which may further negatively impact our operations and financing costs. While it is difficult to predict specific outcomes at this time, we expect a period of regulatory and policy uncertainty in the near term. However, we believe our diversified business model and flexible operational framework position us to adapt to potential changes in the regulatory landscape and will continue to build on the robust bi-partisan support for residential solar policy.

Funds
Our Customer Agreements provide for recurring customer payments, typically over 20 or 25 years, and the related solar energy systems are generally eligible for Commercial ITCs, accelerated tax depreciation and other government or utility incentives. Our financing strategy is to monetize these benefits at a low weighted average cost of capital. This low cost of capital enables us to offer attractive pricing to our customers for the energy generated by the solar energy system on their homes. Historically, we have monetized a portion of the value created by our Customer Agreements and the related solar energy systems through Funds, as defined below. These assets are attractive to Fund investors due to the long-term, recurring nature of the cash flows generated by our Customer Agreements, the high credit scores of our customers, the fact that energy is a non-discretionary good and our low loss rates. In addition, Fund investors can receive attractive after-tax returns from our Funds due to their ability to utilize Commercial ITCs, accelerated depreciation and certain government or utility incentives associated with the Funds’ ownership of solar energy systems.
As of March 31, 2025, we had 64 active Funds, which are described below. We have established different types of Funds to implement our asset monetization strategy. Depending on the nature of the Fund, cash may be contributed to the Fund by the investor upfront or in stages based on milestones associated with the design, construction or interconnection status of the solar energy systems. The cash contributed by the Fund investor is used by the Fund to purchase solar energy systems. The Funds own a Sunrun subsidiary for the solar energy systems, Customer Agreements and associated incentives. We receive on-going cash distributions from the Funds representing a portion of the monthly customer payments received. We use the upfront cash, as well as on-going distributions to cover our costs associated with designing, purchasing and installing the solar energy systems. In addition, we also use debt, equity and other financing strategies to fund our operations. The allocation of the economic benefits between us and the Fund investor and the corresponding accounting treatment varies depending on the structure of the Fund.
We currently utilize the partnership flip structure for our Funds which we refer to as partnership flips. Historically, we also utilized pass-through financing obligations as a legal structure for our Funds. In Q4 2024, we retired our last pass-through financing obligation Fund. We record the investor’s interest in partnership flips as noncontrolling interests or redeemable noncontrolling interests. These partnership flips are usually redeemable at our option and, in certain cases, at the investor’s option. If redemption is at our option, we record the investor’s interest as a noncontrolling interest and account for the interest using the hypothetical liquidation at book value (“HLBV”) method. If the investor has the option to put their interest to us, we record the investor’s interest as a redeemable noncontrolling interest at the greater of the HLBV and the redemption value.
The table below provides an overview of our current investment funds (dollars in millions):

Consolidated Joint Ventures
Partnership Flip
Consolidation	Single entity, consolidated
Balance sheet classification	Redeemable noncontrolling interests and noncontrolling interests
Revenue from Commercial ITCs	None
Method of calculating investor interest	Greater of HLBV or redemption value
Liability balance as of March 31, 2025	N/A
Noncontrolling interest balance (redeemable or otherwise) as of March 31, 2025	$1,482.1

For further information regarding our Funds, including the associated risks, see Part II, Item 1A. Risk Factors— “Our ability to provide our solar service offerings to customers on an economically viable basis depends in part on our ability to finance these systems with Fund investors who seek particular tax and other benefits”, Note 10, VIE Arrangements, and Note 11, Redeemable Noncontrolling Interests to our consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

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

•Deployments represent solar or storage systems, whether sold directly to customers or subject to executed Customer Agreements (i) for which we have confirmation that the systems are installed, subject to final inspection, or (ii) in the case of certain system installations by our partners, for which we have accrued at least 80% of the expected project cost (inclusive of acquisitions of installed systems). A portion of customers have subsequently entered into Customer Agreements to obtain, or have directly purchased, additional solar or storage systems at the same host customer site, and since these represent separate assets, they are considered separate Deployments.
•Subscribers represent customers subject to Customer Agreements for solar or storage systems that have been recognized as Deployments, whether or not they continue to be active.
•Purchase Customers represent customers who purchased, whether outright or with proceeds from third-party loans, solar or storage systems that have been recognized as Deployments.
•Customers represent aggregate Subscribers and Purchase Customers. We believe that it is helpful to investors to evaluate customers added during the period in order to measure the growth of our business as a whole.
•Solar Capacity Installed represents the aggregate megawatt production capacity of solar energy systems that were recognized as Deployments in a period.
•Networked Solar Capacity represents the cumulative Solar Capacity Installed from the Company’s inception through the measurement date. We believe it is helpful to investors to evaluate networked solar energy capacity added during the period in order to measure the growth of our business as a whole, whether sold directly to customers or subject to executed Customer Agreements.
•Subscriber Additions represent the number of Subscribers added in a period. We believe this metric is helpful to investors to track the additions to our customers under long-term Customer Agreements from our activities in the period.
•Contracted Subscriber Value represents the per Subscriber present value of estimated upfront and future Contracted Cash Flows from Subscriber Additions in a period, discounted at the observed cost of capital in the period.
•Aggregate Contracted Subscriber Value represents Contracted Subscriber Value multiplied by Subscriber Additions.
•Contracted Cash Flows represent (x) (1) scheduled payments from Subscribers during the initial terms of the Customer Agreements, (2) net proceeds from tax equity partners, (3) payments from government and utility incentive and rebate programs, (4) contracted net cash flows from grid services programs with utilities or grid operators, and (5) contracted or defined (i.e., with fixed pricing) cash flows from the sale of renewable energy credits, less (y) (1) estimated operating and maintenance costs to service the systems and replace equipment over the initial terms of the Customer Agreements, consistent with estimates by independent engineers, (2) distributions to tax equity partners in consolidated joint venture partnership flip structures, and (3) distributions to any project equity investors. For Flex Customer Agreements that allow variable billings based on the amount of electricity consumed by the Subscriber, only the minimum contracted payment is included in Contracted Cash Flows.

•Non-contracted or Upside Cash Flows represent (1) net cash flows realized from either the purchase of systems by Subscribers at the end of the Customer Agreement initial terms or renewals of Customer Agreements beyond the initial terms, estimated in both cases to have equivalent value, assuming only a 30-year relationship and a contract renewal rate equal to 90% of each Subscriber’s contractual rate in effect at the end of the initial contract term, (2) non-contracted net cash flows from grid service programs with utilities and grid operators, and (3) non-contracted net cash flows from the sale of renewable energy credits. After the initial contract term, our Customer Agreements typically automatically renew on an annual or multi-year basis, for example 5 years, and the rate is initially set at up to a 10% discount to then-prevailing utility power prices. For Flex Customer Agreements that allow variable billings based on the amount of electricity consumed by the Subscriber, an assumption is made that each Subscriber’s electricity consumption increases by approximately 2% per year through the end of the initial term of the Customer Agreement and into the renewal period, resulting in billings in excess of the minimum contracted amount (which minimums are included in Contracted Cash Flows).
•Gross Earning Assets is calculated as Contracted Gross Earning Assets plus Non-contracted or Upside Gross Earning Assets. Gross Earning Assets is forecasted as of a specific date. It is forward-looking, and we use judgment in developing the assumptions used to calculate it. Factors that could impact Gross Earning Assets include, but are not limited to, customer payment defaults, or declines in utility rates or early termination of a contract in certain circumstances, including prior to installation. We believe it is useful for investors to evaluate the future expected cash flows from all customers that have been deployed through the respective measurement date, less estimated costs to maintain such systems and estimated distributions to tax equity partners in partnership flip structures, and distributions to project equity investors. Various assumptions are made when calculating these metrics. Gross Earning Assets utilize a 6% unlevered discount rate to discount future cash flows to the present period. Furthermore, this metric assumes that customers renew after the initial contract period at a rate equal to 90% of the rate in effect at the end of the initial contract term. In all instances, we assume a 30-year customer relationship, although the customer may renew for additional years, or purchase the system. For instance, Customer Agreements with 25-year initial contract terms, a 5-year renewal period is assumed. For a 20-year initial contract term, a 10-year renewal period is assumed. Estimated cost of servicing assets has been deducted and is estimated based on the service agreements underlying each fund.
•Contracted Gross Earning Assets represents, as of any measurement date, the present value of estimated remaining Contracted Cash Flows that we expect to receive in future periods in relation to Subscribers as of the measurement date, discounted at 6%.
•Non-contracted or Upside Gross Earning Assets represents, as of any measurement date, the present value of estimated Non-contracted or Upside Cash Flows that we expect to receive in future periods in relation to Subscribers as of the measurement date, discounted at 6%.

	Three months ended March 31,
	2025	2024
Subscriber Additions in period	23,692	22,058
Contracted Subscriber Value (per Subscriber)	$48,727	$42,871
Aggregate Contracted Subscriber Value	$1,154,440	$945,649

	As of March 31,
	2025	2024
Networked Solar Capacity (megawatts)	7,721	6,866
Customers	1,074,270	957,313

	As of March 31,
	2025	2024

	(in thousands)
Contracted Gross Earning Assets	$14,294,083	$11,545,364
Non-contracted or Upside Gross Earning Assets	4,242,139	3,492,176
Gross Earning Assets	$18,536,222	$15,037,540

The tables below provide a range of Gross Earning Asset amounts if different default, discount and purchase and renewal assumptions were used.
Contracted Gross Earning Assets:

	As of March 31, 2025
	Discount rate
Default rate	4%	5%	6%	7%	8%

	(in thousands)
5%	$16,588,312	$15,142,961	$13,888,678	$12,795,344	$11,838,143
0%	$17,100,938	$15,597,766	$14,294,083	$13,158,368	$12,164,658
Non-contracted or Upside Gross Earning Assets:

	As of March 31, 2025
	Discount rate
Purchase or Renewal rate	4%	5%	6%	7%	8%

	(in thousands)
80%	$5,401,688	$4,450,342	$3,683,117	$3,061,692	$2,556,197
90%	$6,220,901	$5,125,506	$4,242,139	$3,526,654	$2,944,650
100%	$7,040,111	$5,800,669	$4,801,159	$3,991,615	$3,333,101

Total Gross Earning Assets:

	As of March 31, 2025
	Discount rate
Purchase or Renewal rate	4%	5%	6%	7%	8%

	(in thousands)
80%	$22,502,627	$20,048,108	$17,977,200	$16,220,059	$14,720,855
90%	$23,321,839	$20,723,273	$18,536,222	$16,685,022	$15,109,308
100%	$24,141,049	$21,398,435	$19,095,242	$17,149,983	$15,497,759

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). GAAP requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. In many instances, we could have reasonably used different accounting estimates, and in other instances, changes in the accounting estimates are reasonably likely to occur from period to period. Actual results could differ significantly from our estimates. Our future financial statements will be affected to the extent that our actual results materially differ from these estimates. For further information on all of our significant accounting policies, see Note 2, Summary of Significant Accounting Policies of our annual report on Form 10-K for the year ended December 31, 2024, filed on February 27, 2025.

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
Customer Agreements and Incentives Revenue. Customer agreements and incentives revenue is primarily comprised of revenue from our Customer Agreements and sales of Commercial ITCs and solar renewable energy credits ("SRECs") to third parties.
We begin to recognize revenue from a Customer Agreement when permission to operate ("PTO") for the applicable solar energy system is given by the local utility company or on the date daily operation commences if utility approval is not required. For Customer Agreements that include a fixed fee per month which entitles the customer to any and all electricity generated by the system, we recognize revenue evenly over the time that we satisfy our performance obligations over the initial term of Customer Agreements. For Customer Agreements that charge a fixed price per kilowatt hour, revenue is recognized based on the actual amount of power generated at rates specified under the contracts. Customer Agreements typically have an initial term of 20 or 25 years. After the initial contract term, our Customer Agreements typically automatically renew annually or for a five year term.
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
Consideration from customers is considered variable due to the performance guarantee under Customer Agreements and liquidated damage provisions under SREC contracts in the event minimum deliveries are not achieved. Customer Agreements with a performance guarantee provide a credit to the customer if the system’s cumulative production, as measured on various PTO anniversary dates, is below our guarantee of a specified minimum. Revenue is recognized to the extent it is probable that a significant reversal of such revenue will not occur. If our estimate of the future production shortfall amount for Customer Agreements with a performance guarantee was 10% higher, the additional reduction to revenue in the three months ended March 31, 2025 would have been less than $4.2 million. Our estimated production shortfall reduced revenue during the three months ended March 31, 2025 by approximately $2.1 million more than the prior year’s period. We have historically estimated an immaterial amount of liquidated damages pursuant to SREC contracts, and actual damages have not been materially different from estimates, nor material in amount during the three months ended March 31, 2025 and 2024.
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
Product sales revenue consists of revenue from the sale of batteries and other solar energy products sold to resellers, as well as the sale of customer leads to third parties, including our partners and other solar providers.

Product sales revenue is recognized when control is transferred, generally upon shipment, or as services are delivered. Customer lead revenue is recognized at the time the lead is delivered.
Impairment of Long-Lived Assets
The carrying values of our long-lived assets, including solar energy systems, are periodically reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable or that the useful life is shorter than originally estimated. Factors that we consider in deciding when to perform an impairment review would include significant negative industry or economic trends, and significant changes or planned changes in our use of the assets. Recoverability of these assets is measured by comparison of the carrying value of each asset group to the future undiscounted cash flows the asset is expected to generate over its remaining life. If the asset is considered to be impaired, the amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset. If the useful life is shorter than originally estimated, we amortize the remaining carrying value over the new shorter useful life. During the three months ended March 31, 2025 and 2024, there were no indicators of impairment and therefore no cash flow analysis was performed.
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

The calculation of HLBV does not require estimates since each HLBV calculation is based upon the liquidation provisions of each fund’s contractual agreement. The calculation of the redeemable noncontrolling interest balance involves estimates such as a discount rate used in net present value calculations, and customer default rates. If the assumptions used for each of these were 10% higher, the impact to the aggregate redeemable noncontrolling interest balance as of March 31, 2025 would be a reduction of $22.4 million.

Results of Operations
The results of operations presented below should be reviewed in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q.

	Three Months Ended March 31,
	2025	2024

	(in thousands, except per share data)
Revenue:
Customer agreements and incentives	$402,920	$322,967
Solar energy systems and product sales	101,351	135,221
Total revenue	504,271	458,188
Operating expenses:
Cost of customer agreements and incentives	308,629	269,534
Cost of solar energy systems and product sales	96,798	156,159
Sales and marketing	145,990	152,264
Research and development	9,979	12,087
General and administrative	57,763	51,266
Total operating expenses	619,159	641,310
Loss from operations	(114,888)	(183,122)
Interest expense, net	(227,434)	(192,159)
Other (expense) income, net	(45,399)	89,930
Loss before income taxes	(387,721)	(285,351)
Income tax benefit	(110,550)	(2,201)
Net loss	(277,171)	(283,150)
Net loss attributable to noncontrolling interests and redeemable noncontrolling interests	(327,182)	(195,332)
Net income (loss) attributable to common stockholders	$50,011	$(87,818)
Net income (loss) per share attributable to common stockholders
Basic	$0.22	$(0.40)
Diluted	$0.20	$(0.40)
Weighted average shares used to compute net income (loss) per share attributable to common stockholders
Basic	226,406	219,882
Diluted	257,911	219,882

Comparison of the Three Months Ended March 31, 2025 and 2024
Revenue

	Three Months Ended March 31,		Change
	2025	2024	$	%

	(in thousands)
Customer agreements	$381,360	$304,134	$77,226	25%
Incentives	21,560	18,833	2,727	14%
Customer agreements and incentives	402,920	322,967	79,953	25%

Solar energy systems	40,068	65,065	(24,997)	(38)%
Products	61,283	70,156	(8,873)	(13)%
Solar energy systems and product sales	101,351	135,221	(33,870)	(25)%
Total revenue	$504,271	$458,188	$46,083	10%
Customer Agreements and Incentives. The $77.2 million increase in Revenue from Customer Agreements was primarily due to new systems placed in service in the period from April 1, 2024 through March 31, 2025, plus a full three months of revenue recognized in 2025 for systems placed in service in the first three months of 2024 versus only a partial amount of such revenue related to the period in which the assets were in service in 2024. Revenue from incentives consisted primarily of sales of SRECs. The $2.7 million increase related to the timing and volume of SREC sales which were responsive to market conditions.
Solar Energy Systems and Product Sales. Revenue from solar energy systems sales decreased by $25.0 million compared to the prior year primarily due to an increase in the proportion of customers choosing to enter into a Customer Agreement versus purchasing a system outright using a loan, likely due to increased interest rates. Product sales decreased by $8.9 million, primarily due to the lower average sales price of solar energy products, as well as lower sales volume of solar energy products to installers of solar energy systems compared to the prior year, due to easing of supply chain constraints.
Operating Expenses

	Three Months Ended March 31,		Change
	2025	2024	$	%

	(in thousands)
Cost of customer agreements and incentives	$308,629	$269,534	$39,095	15%
Cost of solar energy systems and product sales	96,798	156,159	(59,361)	(38)%
Sales and marketing	145,990	152,264	(6,274)	(4)%
Research and development	9,979	12,087	(2,108)	(17)%
General and administrative	57,763	51,266	6,497	13%
Total operating expenses	$619,159	$641,310	$(22,151)	(3)%
Cost of Customer Agreements and Incentives. The $39.1 million increase in Cost of Customer Agreements and Incentives was primarily due to the new systems placed in service in the period from April 1, 2024 through March 31, 2025, plus a full three months of costs recognized in 2025 for systems placed in service in the three months of 2024 versus only a partial amount of such expenses related to the period in which the assets were in service in 2024.
The Cost of customer agreements and incentives decreased to 77% of customer agreements and incentives revenue during the three months ended March 31, 2025, from 83% during the three months ended March 31, 2024. This decrease is primarily due to customer pricing increases catching up to costs.

Cost of Solar Energy Systems and Product Sales. The $59.4 million decrease in Cost of solar energy systems and product sales was primarily due to the corresponding net decrease in the solar energy systems and product sales discussed above.
The Cost of solar energy systems and product sales decreased to 96% of revenue from solar energy systems and product sales during the three months ended March 31, 2025, from 115% during the three months ended March 31, 2024, primarily as the result of a $22.1 million increase in inventory reserves related to the wind-down of the AEE Solar operations during the three months ended March 31, 2024, with no such comparable activity in the three months ended March 31, 2025.
Sales and Marketing Expense. The $6.3 million decrease in Sales and marketing expense was primarily attributable to decreases in headcount driving lower employee compensation and costs to acquire customers through our sales lead generating partners. Included in Sales and marketing expense is $22.1 million and $17.0 million of amortization of costs to obtain Customer Agreements for the three months ended March 31, 2025 and 2024, respectively.
Research and Development Expense. The $2.1 million decrease in Research and development expense was primarily attributable to a decrease in support related consulting costs.
General and Administrative Expense. The $6.5 million increase in General and administrative expenses was primarily attributable to increases related to information technology related consulting costs.

Non-Operating Expenses, net

	Three Months Ended March 31,		Change
	2025	2024	$	%

	(in thousands)
Interest expense, net	$(227,434)	$(192,159)	$(35,275)	18%
Other (expense) income, net	$(45,399)	$89,930	$(135,329)	(150)%

Interest Expense, net. The increase in interest expense, net of $35.3 million was primarily related to additional non-recourse debt entered into subsequent to March 31, 2024. Included in net interest expense is $9.3 million and $7.5 million of non-cash interest recognized under Customer Agreements that have a significant financing component for the three months ended March 31, 2025 and 2024, respectively.

Other (Expense) Income, net. The decrease in other (expense) income, net of $135.3 million related primarily to losses on derivatives recognized in the three months ended March 31, 2025, as well as to a $30.9 million gain on extinguishment of debt mainly related to the repurchase of convertible senior notes recognized during the three months ended March 31, 2024, with no such comparable activity in the three months ended March 31, 2025.
Income Tax Benefit

	Three Months Ended March 31,		Change
	2025	2024	$	%

	(in thousands)
Income tax benefit	$(110,550)	$(2,201)	$(108,349)	4,923%

The increase in income tax benefit of $108.3 million is primarily attributable to increased benefit from transferring investment tax credits.

Net Loss Attributable to Noncontrolling Interests and Redeemable Noncontrolling Interests

	Three Months Ended March 31,		Change
	2025	2024	$	%

	(in thousands)
Net loss attributable to noncontrolling interests and redeemable noncontrolling interests	$(327,182)	$(195,332)	$(131,850)	68%

Net loss attributable to noncontrolling interests and redeemable noncontrolling interests was primarily the result of an addition of eight new investment funds since March 31, 2024, for which the HLBV method was used in determining the amount of net loss attributable to noncontrolling interests. Investment funds generally allocate more loss to the noncontrolling interest in the first several years after fund formation.

Liquidity and Capital Resources
As of March 31, 2025, we had cash of $604.9 million, which consisted of cash held in checking and savings accounts with financial institutions. We finance our operations mainly through a variety of financing fund arrangements that we have formed with fund investors, cash generated from our sources of revenue and borrowings from secured credit facilities arrangements with syndicates of banks and from secured, long-term non-recourse loan arrangements. In 2024, we received $3.4 billion of new commitments on secured credit facilities arrangements and $1.5 billion of commitments from secured, long-term non-recourse loan arrangements. Our principal uses of cash are funding our business, including the costs of acquisition and installation of solar energy systems, satisfaction of our obligations under our debt instruments and other working capital requirements. As of March 31, 2025, we had outstanding borrowings of $358.5 million on our $447.5 million credit facility maturing in March 2027. In February 2024, we amended one of our subsidiary’s senior secured credit facility to, among other things, increase the total commitments from $1.8 billion to $2.4 billion and extend the maturity date from April 2025 to April 2028. In July 2024, we amended the same senior secured credit facility to increase total commitments from $2.4 billion to $2.6 billion. In February 2024, we amended our bank line of credit to, among other things, reduce the total commitments from $600.0 million to $447.5 million, and to extend the maturity date from January 2025 to November 2025. As of September 30, 2024, this maturity date was automatically extended to March 1, 2027, due to us maintaining funds on deposit in a collateral account equal to an amount sufficient to repay at the scheduled maturity all of our 0% Senior Convertible Notes due 2026 that are outstanding as of September 30, 2024 and being otherwise in compliance with our quarter-end liquidity covenant.
Additionally, we have purchase commitments, which have the ability to be canceled without significant penalties, with multiple suppliers to purchase $422.4 million of batteries by the end of the fourth quarter of 2025. In February 2024, we issued $475.0 million of convertible senior notes with a maturity date of March 1, 2030, for net proceeds of approximately $470.1 million. Our business model requires substantial outside financing arrangements to grow the business and facilitate the deployment of additional solar energy systems. The solar energy systems that are operational are expected to generate a positive return rate over the term of the Customer Agreement, typically 20 or 25 years. However, in order to grow, we will continue to be dependent on financing from outside parties. If financing is not available to us on acceptable terms if and when needed, we may be required to reduce planned spending, which could have a material adverse effect on our operations. While there can be no assurances, we anticipate raising additional required capital from new and existing investors. We believe our cash, investment fund commitments and available borrowings as further described below will be sufficient to meet our anticipated cash needs for at least the next 12 months. We believe we will meet longer-term expected future cash requirements and obligations through a combination of cash flows from operating activities, available cash balances, and available credit via our credit facilities. The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
	2025	2024

	(in thousands)
Consolidated cash flow data:
Net cash used in operating activities	$(104,206)	$(143,093)
Net cash used in investing activities	(655,021)	(535,444)
Net cash provided by financing activities	790,714	473,878
Net change in cash and restricted cash	$31,487	$(204,659)
Operating Activities
During the three months ended March 31, 2025, we used $104.2 million in net cash from operating activities. The driver of our operating cash outflow consisted of the cost of our revenue, as well as sales, marketing and general and administrative costs. During the three months ended March 31, 2025, our operating cash outflows were $86.3 million from our net loss excluding non-cash and non-operating items. Changes in working capital resulted in a net cash outflow of $17.9 million.

During the three months ended March 31, 2024, we used $143.1 million in net cash from operating activities. The driver of our operating cash outflow consisted of the cost of our revenue, as well as sales, marketing and general and administrative costs. During the three months ended March 31, 2024, our operating cash outflows were $151.0 million from our net loss excluding non-cash and non-operating items. Changes in working capital resulted in a net cash inflow of $7.9 million.
Investing Activities
During the three months ended March 31, 2025, we used $655.0 million in cash in investing activities. The majority was used to design, acquire and install solar energy systems and components under our long-term Customer Agreements.
During the three months ended March 31, 2024, we used $535.4 million in cash in investing activities. The majority was used to design, acquire and install solar energy systems and components under our long-term Customer Agreements.
Financing Activities
During the three months ended March 31, 2025, we generated $790.7 million from financing activities. This was primarily driven by $195.6 million in net proceeds from fund investors, $626.3 million in net proceeds from debt (which includes $72.9 million of normal amortization for existing debt), offset by $6.5 million in repayments under finance lease obligations.
During the three months ended March 31, 2024, we generated $473.9 million from financing activities. This was primarily driven by $71.3 million in net proceeds from fund investors, $409.4 million in net proceeds from debt (which includes $55.3 million of normal amortization for existing debt) and $1.1 million in net proceeds from stock-based awards activity, offset by $1.2 million in acquisition of noncontrolling interests and $6.7 million in repayments under finance lease obligations.

Debt and Investment Fund Commitments
As of March 31, 2025, we had committed and available capital of approximately $617.7 million that may only be used to purchase and install solar energy systems. We intend to establish new investment funds in the future, and we may also use debt, equity or other financing strategies to finance our business. For a discussion of the terms and conditions of debt instruments and changes thereof in the period, refer to Note 8, Indebtedness, to our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Recent Accounting Pronouncements
See Note 2, Summary of Significant Accounting Policies, to our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to certain market risks in the ordinary course of our business. Our primary exposure includes changes in interest rates because certain borrowings bear interest at floating rates based on SOFR, plus a specified margin. We sometimes manage our interest rate exposure on floating-rate debt by entering into derivative instruments to hedge all or a portion of our interest rate exposure in certain debt facilities. We do not enter into any derivative instruments for trading or speculative purposes. Changes in economic conditions could result in higher interest rates, thereby increasing our interest expense and operating expenses and reducing funds available for capital investments, operations and other purposes. For quantitative and qualitative disclosures about market risk, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our annual report on Form 10-K for the year ended December 31, 2024, filed on February 27, 2025. Our exposures to market risk have not changed materially since December 31, 2024.

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

In connection with that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective and designed to provide reasonable assurance that the information required to be disclosed is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms as of March 31, 2025. As such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, “disclosure controls and procedures” means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
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

PART II – OTHER INFORMATION
Item 1. Legal Proceedings.
See Note 14, Commitments and Contingencies, to our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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

Meeting soaring demand for electricity and achieving net zero emissions will require an unprecedented transformation of American energy systems and the adoption of a wide variety of clean energy, storage, and home electrification solutions. Our successful, efficient deployment of such products will depend on several factors outside our control, including shifting market conditions and policy frameworks. Our failure to adapt to changing market conditions, to compete successfully with existing or new competitors, and to adopt new or enhanced offerings could limit our growth and have a material adverse effect on our business and prospects.

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

Since January 2025, we have observed a series of escalating tariff announcements and trade policy investigations that create substantial uncertainty in our supply chain and cost structure. Over the first quarter of 2025, the Trump Administration announced new tariffs and new trade investigations, including but not limited to 25% tariffs on Mexico and Canada, 25% tariffs on steel and aluminum, investigations into potential tariffs on copper and lumber imports, and other sector-specific and country-specific investigations and actions. Some of these announcements have subsequently been paused or modified.

On April 2, 2025, the Trump administration announced global tariffs of 10% on all imports alongside country-specific reciprocal tariffs ranging from 10% to 48%. These actions triggered retaliatory measures from some trading partners, leading to further tariff escalations. Most notably, tariffs on Chinese imports have progressively increased from 20% to 54% to 104% to 145%, with China responding by imposing 125% tariffs on U.S. goods. While the administration announced a 90-day pause on the implementation of these new reciprocal tariffs for most countries on April 9, 2025, the10% global tariffs and the 145% tariff on Chinese imports remain in effect.

These developments compound existing trade measures, including the previously discussed AD/CVD tariffs on solar cells and modules and the 25% Section 232 tariffs on steel and aluminum. The cumulative effect impacts both our direct equipment procurement costs and the expenses faced by our U.S.-based component suppliers, whose manufacturing inputs are subject to these tariffs.

The unpredictable nature of these policy changes, including their scale, scope, and implementation timeline, creates significant challenges for cost forecasting and supply chain management. While we are actively collaborating with suppliers to establish alternative, less impacted supply chains, these transitions require substantial time for development and scaling. We cannot guarantee that these mitigation efforts will fully offset the adverse effects of these tariff increases on our business operations, financial condition, and results of operations

We cannot predict what actions may ultimately be taken with respect to tariffs or trade relations between the United States and other countries, which products may be subject to such actions, or what actions may be taken by other countries in retaliation. The tariffs described above, the adoption and expansion of trade restrictions, the occurrence of a trade war, or other governmental action related to tariffs, trade agreements or related policies have the potential to adversely impact our supply chain and access to equipment, and our costs and ability to economically serve certain markets. Any such cost increases or decreases in availability could slow our growth and cause our financial results and operational metrics to suffer. We cannot predict whether, and to what extent, U.S. trade policies will change in the future and cannot ensure that additional tariffs or other restrictive measures will not continue or increase.

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

Our ability to sell our solar service offerings may be adversely impacted by the failure to extend existing limits or “caps” to retail NEM or the elimination of other existing policies that value exported electricity to the grid. In 2022, Florida Governor DeSantis vetoed legislation that would have established a threshold date and percentage trigger when retail NEM could have faced declines in the immediate export rate in Florida. New Jersey currently has no NEM cap but reached a threshold that triggers regulatory review of its NEM policy, which will proceed over the next few years. In 2024, the Fiscal Oversight and Management Board of Puerto Rico filed a lawsuit that would require the Puerto Rico Energy Board to review and determine the future of NEM, which could revise or reverse Puerto Rico’s Act 10, which had unanimously extended NEM through 2031. The lawsuit is still ongoing.

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

We typically bear the risk of loss and are generally obligated to cover the cost of maintenance, repair and removal for any solar energy system that we sell or lease to our investment funds. At the time we sell or lease a solar energy system to an investment fund, we enter into a maintenance services agreement where we agree to operate and maintain the system for a fixed fee that is calculated to cover our future expected maintenance costs. If our solar energy systems require an above-average amount of repairs or if the cost of repairing systems were higher than our estimate, we would need to perform such repairs without additional compensation. If our solar energy systems, more than 45% of which were located in California as of March 31, 2025, are damaged as the result of a natural disaster beyond our control, losses could exceed or be excluded from, our insurance policy limits, and we could incur unforeseen costs that could harm our business and financial condition. We may also incur significant costs for taking other actions in preparation for, or in reaction to, such events. We purchase property insurance with industry standard coverage and limits approved by an investor’s third-party insurance advisors to hedge against such risk, but such coverage may not cover our losses.

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

As of March 31, 2025, California represented over 45% of our customer base. This concentration of our customer base and operational infrastructure could lead to our business and results of operations being particularly susceptible to adverse economic, regulatory, political, weather and other conditions in this market and in other markets that may become similarly concentrated, in particular the east coast, where we have seen significant growth recently. Recent changes to net metering policy and the tariff structure in California in December 2022 have created additional uncertainty and challenges, given the size of our customer base in California. Originations in California continue to be below levels prior to the NBT transition, and without further increases in originations, our new installations in California may continue to decline compared to prior periods, which could have a material adverse effect on our business operations and financial performance.

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

Our Customer Agreements are typically for 20 or 25 years and require the customer to make monthly payments to us. Accordingly, we are subject to the credit risk of customers. As of March 31, 2025, the average FICO score of our customers under a Customer Agreement with a monthly payment schedule remained at or above 740, which is generally categorized as a “Very Good” credit profile by the Fair Isaac Corporation. However, this may decline to the extent FICO score requirements under future investment funds are relaxed. While customer defaults have been immaterial to date, we expect that the risk of customer defaults may increase as we grow our business. Due to the immaterial amount of customer defaults to date, our reserve for this exposure is minimal, and our future exposure may exceed the amount of such reserves. If we experience increased customer credit defaults, our revenue and our ability to raise new investment funds could be adversely affected. If economic conditions worsen, certain of our customers may face liquidity concerns and may be unable to satisfy their payment obligations to us on a timely basis or at all, which could have a material adverse effect on our financial condition and results of operations.

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

The federal government currently offers ITCs under Section 48(a) (for solar facilities that began construction prior to January 1, 2025) and 48E of the Code, for the installation of certain energy properties, including solar power and storage facilities owned for business purposes. The 48(a) credit was extended and expanded upon and the 48E credit was created by the IRA, which was signed into law by President Biden on August 16, 2022. The IRA also created several ITC “bonus credits” to further incentivize various types of solar and storage facilities.

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

Our executive officers, directors and each of our stockholders who beneficially own 5% or more of our outstanding common stock and their affiliates, in the aggregate, beneficially own approximately 42.9% of the outstanding shares of our common stock, based on the number of shares outstanding as of March 31, 2025. As a result, these stockholders, if acting together, will be able to influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. They may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentrated control may have the effect of delaying or preventing a change in control of our company, could deprive our stockholders of an opportunity to receive a premium for their capital stock and might ultimately affect the market price of our common stock.

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

Item 4. MINE SAFETY DISCLOSURES
None.

Item 5. OTHER INFORMATION

Rule 10b5-1 Disclosure

During our last fiscal quarter, some of our directors and officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated the contracts, instructions or written plans for the purchase or sale of our securities as noted below.
On March 13, 2025, Jeanna Steele, our Chief People and Legal Officer, adopted a trading plan for the sale of the Company’s common stock that is intended to satisfy the affirmative defense of Rule 10b5-1(c). The trading plan is set to expire on July 9, 2026 and provides for the following transactions, each of which is subject to the Company's stock price reaching certain price thresholds: (i) the exercise of up to 129,752 stock options and the sale of the underlying shares of common stock, and (ii) the sale of up to 524,014 shares of common stock.

Item 6. EXHIBITS
The documents listed in the Exhibit Index of this Quarterly Report on Form 10-Q are incorporated by reference or are filed with this Quarterly Report on Form 10-Q, in each case as indicated therein (numbered in accordance with Item 601 of Regulation S-K).

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1	Restated Certificate of Incorporation of Sunrun Inc.	8-K	001-37511	3.3	6/7/2023

3.2	Bylaws of Sunrun Inc., Amended and Restated as of June 2, 2023.	8-K	001-37511	3.4	6/7/2023

10.3	Sunrun Inc. Policy for Recoupment of Incentive Compensation, Amended and Restated as of April 28, 2025.					X

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1†	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document).

101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

_____________________

†	The certifications attached as Exhibit 32.1 that accompany this Quarterly Report on Form 10-Q are deemed furnished and not filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Sunrun Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUNRUN INC.

Date: May 7, 2025	By:	/s/ Mary Powell
Mary Powell
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Danny Abajian
Danny Abajian
Chief Financial Officer
(Principal Financial Officer)