Form 10-Q
period 2025-06-30
Sunrun Inc.
filed 2025-08-06
CIK 1469367

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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

As of August 1, 2025, the number of shares of the registrant’s common stock outstanding was 230,732,572.

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

•the availability of rebates, tax credits and other financial incentives, and decreases to federal battery and solar tax credits;

•the potential impact of volatile or rising interest rates on our interest expense;

•our industry’s, and specifically our, continued ability to manage costs (including, but not limited to, equipment costs) associated with battery and solar service offerings;

•potential changes in the retail price of utility-generated electricity or electricity from other energy sources;

•the sufficiency of our cash, investment fund commitments and available borrowings to meet our anticipated cash needs;

•our need and ability to raise capital, refinance existing debt, and finance our operations from new and existing investors;

•our investment in research and development and new product offerings;

•determinations by the Internal Revenue Service (“IRS”) of the creditable basis of our battery storage and solar energy systems;

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

•our expectations concerning relationships with third parties, including the attraction, retention and continued existence of qualified battery and solar partners;

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

•the willingness and ability of our battery and solar partners to fulfill their respective warranty and other contractual obligations;

•our ability to renew or replace expiring, canceled, or terminated Customer Agreements at favorable rates or on a long-term basis;

•the ability of our systems to operate or deliver energy for any reason, including if interconnection or transmission facilities on which we rely become unavailable;

•our expectations regarding certain performance objectives and the renewal rates and purchase value of our systems after expiration of our Customer Agreements;

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

Selected Risks Related to the Battery and Solar Industry

•The battery storage and solar energy industry is an emerging market which is constantly evolving and may not develop to the size or at the rate we expect.
•We have historically benefited from declining costs in our industry, and our business and financial results may be harmed as a result of recent, and any continued increases in, costs associated with our battery and solar service offerings and any failure of these costs to continue declining as we currently expect. If we do not reduce our cost structure in the future, our ability to continue to be profitable may be impaired.
•We face competition from traditional energy companies as well as battery, solar, and other renewable energy companies.

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

Selected Risks Related to Taxes and Accounting

•Our ability to provide our battery and solar service offerings to customers on an economically viable basis depends in part on our ability to finance these systems with fund investors who seek particular tax and other benefits.
•If the IRS makes determinations that the creditable basis of our solar energy systems is materially lower than what we have claimed, we may have to pay significant amounts to our fund investors, and our business, financial condition, and prospects may be materially and adversely affected.
•Our business currently depends in part on the availability of utility rebates, tax credits and other benefits, tax exemptions and exclusions, and other financial incentives, on the federal, state, and/or local levels. We may be adversely affected by changes in, and application of, these laws or other incentives to us, and the expiration, elimination or reduction of these benefits could adversely impact our business.

If we are unable to adequately address these and other risks we face, our business may be harmed.

Sunrun Inc.
Consolidated Balance Sheets
(In Thousands, Except Share Par Values)
(Unaudited)

	June 30, 2025	December 31, 2024
Assets
Current assets:
Cash	$618,057	$574,956
Restricted cash	393,872	372,312
Accounts receivable (net of allowances for credit losses of $17,065 and $15,420 as of June 30, 2025 and December 31, 2024, respectively)	186,525	170,706
Inventories	491,150	402,083
Prepaid expenses and other current assets	96,207	202,579
Total current assets	1,785,811	1,722,636
Restricted cash	148	148
Solar energy systems, net	16,063,482	15,032,115
Property and equipment, net	98,298	121,239
Other assets	3,282,396	3,021,746
Total assets (1)	$21,230,135	$19,897,884
Liabilities and total equity
Current liabilities:
Accounts payable	$279,775	$354,214
Distributions payable to noncontrolling interests and redeemable noncontrolling interests	40,719	41,464
Accrued expenses and other liabilities	490,637	543,752
Deferred revenue, current portion	145,215	129,442
Deferred grants, current portion	8,283	7,900
Finance lease obligations, current portion	25,482	26,045
Non-recourse debt, current portion	278,531	231,665
Total current liabilities	1,268,642	1,334,482
Deferred revenue, net of current portion	1,280,557	1,208,905
Deferred grants, net of current portion	190,531	196,535
Finance lease obligations, net of current portion	50,736	66,139
Convertible senior notes	472,724	479,420
Line of credit	336,522	384,226
Non-recourse debt, net of current portion	12,945,532	11,806,181
Other liabilities	167,611	119,846
Deferred tax liabilities	71,058	137,940
Total liabilities (1)	16,783,913	15,733,674
Commitments and contingencies (Note 14)
Redeemable noncontrolling interests	715,585	624,159
Stockholders’ equity:
Preferred stock, $0.0001 par value—authorized, 200,000 shares as of June 30, 2025 and December 31, 2024; no shares issued and outstanding as of June 30, 2025 and December 31, 2024	—	—
Common stock, $0.0001 par value—authorized, 2,000,000 shares as of June 30, 2025 and December 31, 2024; issued and outstanding, 230,321 and 225,662 shares as of June 30, 2025 and December 31, 2024, respectively	23	23
Additional paid-in capital	6,823,894	6,747,236
Accumulated other comprehensive income	52,892	86,814
Retained earnings	(3,950,082)	(4,279,866)
Total stockholders’ equity	2,926,727	2,554,207
Noncontrolling interests	803,910	985,844
Total equity	3,730,637	3,540,051
Total liabilities, redeemable noncontrolling interests and total equity	$21,230,135	$19,897,884

1)The Company’s consolidated assets as of June 30, 2025 and December 31, 2024 include $14,459,746 and $13,290,216, respectively, in assets of variable interest entities (“VIEs”) that can only be used to settle obligations of the VIEs. These assets include solar energy systems, net as of June 30, 2025 and December 31, 2024 of $13,175,135 and $12,062,819, respectively; cash as of June 30, 2025 and December 31, 2024 of $307,111 and $420,756, respectively; restricted cash as of June 30, 2025 and December 31, 2024 of $52,629 and $57,892, respectively; accounts receivable, net as of June 30, 2025 and December 31, 2024 of $108,631 and $92,259, respectively; inventories as of June 30, 2025 and December 31, 2024 of $100,330 and $62,581, respectively; prepaid expenses and other current assets as of June 30, 2025 and December 31, 2024 of $7,674 and $7,616, respectively; and other assets as of June 30, 2025 and December 31, 2024 of $708,236 and $586,293, respectively. The Company’s consolidated liabilities as of June 30, 2025 and December 31, 2024 include $2,446,746 and $2,343,040, respectively, in liabilities of VIEs whose creditors have no recourse to the Company. These liabilities include accounts payable as of June 30, 2025 and December 31, 2024 of $6,988 and $5,400, respectively; distributions payable to noncontrolling interests and redeemable noncontrolling interests as of June 30, 2025 and December 31, 2024 of $40,720 and $41,465, respectively; accrued expenses and other current liabilities as of June 30, 2025 and December 31, 2024 of $47,553 and $42,997, respectively; deferred revenue as of June 30, 2025 and December 31, 2024 of $923,571 and $826,854, respectively; non-recourse debt as of June 30, 2025 and December 31, 2024 of $1,407,611 and $1,407,784, respectively; and other liabilities as of June 30, 2025 and December 31, 2024 of $20,303 and $18,540, respectively.
The accompanying notes are an integral part of these consolidated financial statements.

Sunrun Inc.
Consolidated Statements of Operations
(In Thousands, Except Per Share Amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue:
Customer agreements and incentives	$458,000	$387,825	$860,920	$710,792
Solar energy systems and product sales	111,336	136,041	212,687	271,262
Total revenue	569,336	523,866	1,073,607	982,054
Operating expenses:
Cost of customer agreements and incentives	345,376	298,665	654,005	568,199
Cost of solar energy systems and product sales	104,144	130,120	200,942	286,279
Sales and marketing	152,459	151,657	298,449	303,921
Research and development	8,063	10,243	18,042	22,330
General and administrative	71,543	61,229	129,306	112,495
Total operating expenses	681,585	651,914	1,300,744	1,293,224
Loss from operations	(112,249)	(128,048)	(227,137)	(311,170)
Interest expense, net	(247,137)	(207,207)	(474,571)	(399,366)
Other (expense) income, net	(14,528)	64,378	(59,927)	154,308
Loss before income taxes	(373,914)	(270,877)	(761,635)	(556,228)
Income tax benefit	(94,930)	(10,949)	(205,480)	(13,150)
Net loss	(278,984)	(259,928)	(556,155)	(543,078)
Net loss attributable to noncontrolling interests and redeemable noncontrolling interests	(558,757)	(399,002)	(885,939)	(594,334)
Net income attributable to common stockholders	$279,773	$139,074	$329,784	$51,256
Net income per share attributable to common stockholders
Basic	$1.22	$0.63	$1.45	$0.23
Diluted	$1.07	$0.55	$1.28	$0.23
Weighted average shares used to compute net income per share attributable to common stockholders
Basic	229,167	222,474	227,794	221,178
Diluted	261,152	255,107	259,539	244,755

The accompanying notes are an integral part of these consolidated financial statements.

Sunrun Inc.
Consolidated Statements of Comprehensive Income
(In Thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income attributable to common stockholders	$279,773	$139,074	$329,784	$51,256
Unrealized (loss) gain on derivatives, net of income taxes	(4,720)	13,974	(26,684)	54,276
Adjustment for net gain on derivatives recognized into earnings, net of income taxes	(3,561)	(6,922)	(7,238)	(14,368)
Other comprehensive (loss) income	(8,281)	7,052	(33,922)	39,908
Comprehensive income	$271,492	$146,126	$295,862	$91,164

Sunrun Inc.
Consolidated Statements of Redeemable Noncontrolling Interests and Equity
Three Months Ended June 30, 2025 and 2024
(In Thousands)
(Unaudited)

	Three Months Ended June 30, 2025
	Redeemable Noncontrolling Interests	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
		Shares	Amount
Balance at March 31, 2025	$657,772	227,325	$23	$6,784,061	$61,173	$(4,229,855)	$2,615,402	$824,347	$3,439,749
Exercise of stock options	—	7	—	63	—	—	63	—	63
Issuance of restricted stock units, net of tax withholdings	—	1,980	—	—	—	—	—	—	—
Shares issued in connection with the Employee Stock Purchase Plan	—	1,009	—	8,482	—	—	8,482	—	8,482
Stock-based compensation	—	—	—	25,701	—	—	25,701	—	25,701
Contributions from noncontrolling interests and redeemable noncontrolling interests	206,146	—	—	—	—	—	—	473,238	473,238
Distributions to noncontrolling interests and redeemable noncontrolling interests	(19,885)	—	—	—	—	—	—	(41,560)	(41,560)
Net (loss) income	(110,942)	—	—	—	—	279,773	279,773	(447,815)	(168,042)
Acquisition of noncontrolling interests	(17,506)	—	—	5,587	—	—	5,587	(4,300)	1,287
Other comprehensive loss, net of income taxes	—	—	—	—	(8,281)	—	(8,281)	—	(8,281)
Balance at June 30, 2025	$715,585	230,321	$23	$6,823,894	$52,892	$(3,950,082)	$2,926,727	$803,910	$3,730,637

	Three Months Ended June 30, 2024
	Redeemable Noncontrolling Interests	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
		Shares	Amount
Balance at March 31, 2024	$656,845	220,672	$22	$6,614,414	$87,532	$(1,521,517)	$5,180,451	$921,087	$6,101,538
Exercise of stock options	—	238	—	1,547	—	—	1,547	—	1,547
Issuance of restricted stock units, net of tax withholdings	—	1,538	—	—	—	—	—	—	—
Shares issued in connection with the Employee Stock Purchase Plan	—	850	—	8,374	—	—	8,374	—	8,374
Stock-based compensation	—	—	—	28,833	—	—	28,833	—	28,833
Contributions from noncontrolling interests and redeemable noncontrolling interests	—	—	—	—	—	—	—	631,580	631,580
Distributions to noncontrolling interests and redeemable noncontrolling interests	(17,163)	—	—	—	—	—	—	(91,431)	(91,431)
Net income (loss)	4,238	—	—	—	—	139,074	139,074	(403,240)	(264,166)
Acquisition of noncontrolling interest	(8,055)	—	—	414	—	—	414	(11,134)	(10,720)
Other comprehensive income, net of income taxes	—	—	—	—	7,052	—	7,052	—	7,052
Balance at June 30, 2024	$635,865	223,298	$22	$6,653,582	$94,584	$(1,382,443)	$5,365,745	$1,046,862	$6,412,607

Sunrun Inc.
Consolidated Statements of Redeemable Noncontrolling Interests and Equity
Six Months Ended June 30, 2025 and 2024
(In Thousands)
(Unaudited)

	Six Months Ended June 30, 2025
	Redeemable Noncontrolling Interests	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
		Shares	Amount
Balance at December 31, 2024	$624,159	225,662	$23	$6,747,236	$86,814	$(4,279,866)	$2,554,207	$985,844	$3,540,051
Exercise of stock options	—	11	—	83	—	—	83	—	83
Issuance of restricted stock units, net of tax withholdings	—	3,639	—	—	—	—	—	—	—
Shares issued in connection with the Employee Stock Purchase Plan	—	1,009	—	8,482	—	—	8,482	—	8,482
Stock-based compensation	—	—	—	62,506	—	—	62,506	—	62,506
Contributions from noncontrolling interests and redeemable noncontrolling interests	286,146	—	—	—	—	—	—	649,138	649,138
Distributions to noncontrolling interests and redeemable noncontrolling interests	(37,886)	—	—	—	—	—	—	(80,161)	(80,161)
Net (loss) income	(139,328)	—	—	—	—	329,784	329,784	(746,611)	(416,827)
Acquisition of noncontrolling interest	(17,506)	—	—	5,587	—	—	5,587	(4,300)	1,287
Other comprehensive loss, net of taxes	—	—	—	—	(33,922)	—	(33,922)	—	(33,922)
Balance at June 30, 2025	$715,585	230,321	$23	$6,823,894	$52,892	$(3,950,082)	$2,926,727	$803,910	$3,730,637

	Six Months Ended June 30, 2024
	Redeemable Noncontrolling Interests	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
		Shares	Amount
Balance at December 31, 2023	$676,177	219,392	$22	$6,609,229	$54,676	$(1,433,699)	$5,230,228	$1,007,608	$6,237,836
Exercise of stock options	—	415	—	2,603	—	—	2,603	—	2,603
Issuance of restricted stock units, net of tax withholdings	—	2,641	—	—	—	—	—	—	—
Shares issued in connection with the Employee Stock Purchase Plan	—	850	—	8,374	—	—	8,374	—	8,374
Stock-based compensation	—	—	—	71,327	—	—	71,327	—	71,327
Contributions from noncontrolling interests and redeemable noncontrolling interests	16,435	—	—	—	—	—	—	779,482	779,482
Distributions to noncontrolling interests and redeemable noncontrolling interests	(33,816)	—	—	—	—	—	—	(148,477)	(148,477)
Net (loss) income	(13,717)	—	—	—	—	51,256	51,256	(580,617)	(529,361)
Capped Call Transaction	—	—	—	(38,365)	—	—	(38,365)	—	(38,365)
Acquisition of noncontrolling interest	(9,214)	—	—	414	—	—	414	(11,134)	(10,720)
Other comprehensive income, net of taxes	—	—	—	—	39,908	—	39,908	—	39,908
Balance at June 30, 2024	$635,865	223,298	$22	$6,653,582	$94,584	$(1,382,443)	$5,365,745	$1,046,862	$6,412,607

Sunrun Inc.
Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Six Months Ended June 30,
	2025	2024
Operating activities:
Net loss	$(556,155)	$(543,078)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization, net of amortization of deferred grants	359,603	303,005
Deferred income taxes	(206,653)	(13,150)
Stock-based compensation expense	50,029	56,964
Interest on pass-through financing obligations	—	8,837
Reduction in pass-through financing obligations	—	(19,188)
Unrealized loss (gain) on derivatives	62,625	(71,559)
Other noncash items	138,806	39,823
Changes in operating assets and liabilities:
Accounts receivable	(27,139)	(13,602)
Inventories	(89,066)	106,621
Prepaid expenses and other assets	(254,329)	(270,624)
Accounts payable	36,364	(8,838)
Accrued expenses and other liabilities	983	7,699
Deferred revenue	88,067	65,452
Net cash used in operating activities	(396,865)	(351,638)
Investing activities:
Payments for the costs of solar energy systems	(1,346,780)	(1,143,506)
Purchases of property and equipment, net	(1,062)	(743)
Net cash used in investing activities	(1,347,842)	(1,144,249)
Financing activities:
Proceeds from state tax credits, net of recapture	9,668	5,203
Proceeds from trade receivable financing	71,323	—
Repayment of trade receivable financing	(124,261)	—
Proceeds from line of credit	150,686	143,732
Repayment of line of credit	(198,390)	(292,305)
Proceeds from issuance of convertible senior notes, net of capped call transaction	—	444,822
Repurchase of convertible senior notes	(2,124)	(183,784)
Proceeds from issuance of non-recourse debt	2,048,429	2,615,256
Repayment of non-recourse debt	(913,749)	(1,453,725)
Payment of debt fees	(28,258)	(83,024)
Proceeds from pass-through financing and other obligations, net	—	3,603
Repayment of pass-through financing obligation	—	(240,288)
Payment of finance lease obligations	(12,786)	(13,751)
Contributions received from noncontrolling interests and redeemable noncontrolling interests	935,284	795,917
Distributions paid to noncontrolling interests and redeemable noncontrolling interests	(118,800)	(182,403)
Acquisition of noncontrolling interest	(16,219)	(19,933)
Proceeds from transfer of investment tax credits	860,874	334,220
Payments to redeemable noncontrolling interests and noncontrolling interests of investment tax credits	(860,874)	(334,220)
Net proceeds related to stock-based award activities	8,565	10,977
Net cash provided by financing activities	1,809,368	1,550,297

Net change in cash and restricted cash	64,661	54,410
Cash and restricted cash, beginning of period	947,416	987,838
Cash and restricted cash, end of period	$1,012,077	$1,042,248
Supplemental disclosures of cash flow information
Cash paid for interest	$353,909	$281,368
Cash paid for income taxes	$—	$—
Supplemental disclosures of noncash investing and financing activities
Purchases of solar energy systems and property and equipment included in accounts payable and accrued expenses	$69,783	$59,782
Right-of-use assets obtained in exchange for new finance lease liabilities	$2,027	$32,726

The accompanying notes are an integral part of these consolidated financial statements.

Sunrun Inc.
Notes to Consolidated Financial Statements
(Unaudited)

Note 1. Organization
Sunrun Inc. (“Sunrun” or the “Company”) was formed in 2007. The Company is engaged in the design, development, installation, sale, ownership and maintenance of home battery storage and solar energy systems (“Projects”) in the United States.
Sunrun acquires customers directly and through relationships with various solar and strategic partners (“Partners”). The Projects are constructed either by Sunrun or by Sunrun’s Partners and are mostly owned by the Company. Sunrun’s customers enter into an agreement to utilize the home battery storage and/or solar energy system (the “Customer Agreement”) which typically have an initial term of 20 or 25 years. Sunrun monitors, maintains, and insures the Projects during the term of the Customer Agreement. The Company also owns and operates home-to-grid power plants, home electrification products, and solar leads generated by customers.
The Company has formed various subsidiaries (“Funds”) to finance the development of Projects. These Funds, structured as limited liability companies, obtain financing from outside investors and purchase Projects from Sunrun under master purchase agreements. The Company currently utilizes a partnership-flip legal structure for its Funds.

Note 2. Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting, and in the opinion of management, include all adjustments of a normal recurring nature necessary for the fair presentation of the Company’s interim financial statements. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. As such, these unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s annual report on Form 10-K for the year ended December 31, 2024. The results of the six months ended June 30, 2025 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2025 or other future periods.
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
Revenue from external customers (including, but not limited to homeowners) for each group of similar products and services is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Customer agreements	$433,439	$358,084	$814,799	$662,218
Incentives	24,561	29,741	46,121	48,574
Customer agreements and incentives	458,000	387,825	860,920	710,792

Solar energy systems	37,874	55,281	77,942	120,346
Product sales	73,462	80,760	134,745	150,916
Solar energy systems and product sales	111,336	136,041	212,687	271,262
Total revenue	$569,336	$523,866	$1,073,607	$982,054

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

The following table provides a reconciliation of cash and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows. Cash and restricted cash consists of the following (in thousands):

	Six Months Ended June 30,
	2025	2024
Beginning of period:
Cash	$574,956	$678,821
Restricted cash, current and long-term	372,460	309,017
Total	$947,416	$987,838

End of period:
Cash	$618,057	$707,587
Restricted cash, current and long-term	394,020	334,661
Total	$1,012,077	$1,042,248
Accounts Receivable
Accounts receivable consist of amounts due from customers, as well as state and utility rebates due from government agencies and utility companies. Under Customer Agreements, the customers typically assign incentive rebates to the Company.
Accounts receivable, net consists of the following (in thousands):

	June 30, 2025	December 31, 2024
Customer receivables	$192,955	$179,152
Other receivables	10,635	6,974
Allowance for credit losses	(17,065)	(15,420)
Total	$186,525	$170,706
Asset Retirement Obligation

The Company has an asset retirement obligation (“ARO”) arising from contractual or regulatory requirements to perform certain asset retirement activities at the time the Company's solar energy systems are retired. The Company recognizes a corresponding ARO when an obligating event takes place, which typically is when the solar energy system is installed. An asset is considered retired when it is permanently taken out of service, such as through a sale or disposal. The Company's aggregate ARO is immaterial and is recorded as a component of solar energy systems, net and other liabilities on the Company’s consolidated balance sheets. The Company's ARO balances are subject to change in future periods given the inherent uncertainty in estimating asset retirement costs and timing.
Supplier Finance Agreements
The Company has entered into supplier finance agreements with certain financial institutions, whereby these institutions pay amounts related to trade and inventory payables to suppliers on behalf of the Company. The terms of these agreements allow the Company to extend, at its sole discretion, the original supplier payment terms up to 90 or 120 days. The Company does not provide any form of guarantee under these financing agreements. Amounts outstanding under these agreements were $73.5 million as of June 30, 2025 and $130.2 million as of December 31, 2024, respectively. The Company records interest for the period the supplier finance obligation is outstanding and reflects the proceeds and payments related to these transactions as a financing activity within its consolidated statements of cash flows.

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
The balance of deferred revenue was $1.2 billion as of December 31, 2023. Deferred revenue consists of the following (in thousands):

	June 30, 2025	December 31, 2024
Under Customer Agreements:
Payments received, net	$983,765	$950,225
Financing component balance	83,544	79,731
	1,067,309	1,029,956

Under SREC contracts:
Payments received, net	339,031	291,972
Financing component balance	19,432	16,419
	358,463	308,391

Total	$1,425,772	$1,338,347

During the three months ended June 30, 2025 and 2024, the Company recognized revenue of $39.4 million and $34.5 million, respectively, and during the six months ended June 30, 2025 and 2024, the Company recognized revenue of $71.6 million and $62.2 million, respectively, from amounts included in deferred revenue at the beginning of the respective periods. Revenue allocated to remaining performance obligations represents contracted revenue that has not yet been recognized and includes deferred revenue as well as amounts that will be invoiced and recognized as revenue in future periods. Contracted but not yet recognized revenue was approximately $34.3 billion as of June 30, 2025, of which the Company expects to recognize approximately 5% over the next 12 months. The annual recognition is not expected to vary significantly over the next 10 years as the vast majority of existing Customer Agreements have at least 10 years remaining, given that the average age of the Company’s fleet of residential solar energy systems under Customer Agreements is less than six years due to the Company being formed in 2007 and having experienced significant growth in the last few years. The annual recognition on these existing contracts will gradually decline over the midpoint of the typical 20- or 25-year initial term of individual Customer Agreements.
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
Note 3. Fair Value Measurement
At June 30, 2025 and December 31, 2024, the carrying value of receivables, accounts payable, accrued expenses and distributions payable to noncontrolling interests approximates fair value due to their short-term nature and falls under the Level 2 hierarchy. The carrying values and fair values of debt instruments are as follows (in thousands):

	June 30, 2025		December 31, 2024
	Carrying Value	Fair Value	Carrying Value	Fair Value
Recourse debt	$814,703	$676,548	$863,646	$807,801
Senior debt	5,014,613	4,983,936	4,738,594	4,681,858
Subordinated debt	3,054,028	2,945,636	2,667,010	2,539,930
Securitization debt	5,155,422	5,026,212	4,632,242	4,363,326
Total	$14,038,766	$13,632,332	$12,901,492	$12,392,915
At June 30, 2025 and December 31, 2024, the fair value of certain recourse debt and certain senior, subordinated and securitization loans approximate their carrying values because their interest rates are variable rates that approximate rates currently available to the Company. At June 30, 2025 and December 31, 2024, the fair value of the Company’s other debt instruments are based on rates currently offered for debt with similar maturities and terms. The Company’s fair value of the debt instruments fell under the Level 2 hierarchy. These valuation approaches involve some level of management estimation and judgment, the degree of which is dependent on the price transparency for the instruments or market.

At June 30, 2025 and December 31, 2024, financial instruments measured at fair value on a recurring basis, based upon the fair value hierarchy, are as follows (in thousands):

	June 30, 2025
	Level 1	Level 2	Level 3	Total
Derivative assets:
Interest rate swaps	$—	$101,324	$—	$101,324
Total	$—	$101,324	$—	$101,324
Derivative liabilities:
Interest rate swaps	$—	$29,743	$—	$29,743
Total	$—	$29,743	$—	$29,743

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Derivative assets:
Interest rate swaps	$—	$171,758	$—	$171,758
Total	$—	$171,758	$—	$171,758
Derivative liabilities:
Interest rate swaps	$—	$7,385	$—	$7,385
Total	$—	$7,385	$—	$7,385

The above balances are recorded in other assets and other liabilities, respectively, in the consolidated balance sheets, except for $19.1 million and $30.6 million as of June 30, 2025 and December 31, 2024, respectively, which is recorded in prepaid expenses and other current assets.
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

Note 4. Inventories
Inventories consist of the following (in thousands):

	June 30, 2025	December 31, 2024
Raw materials	$451,799	$357,870
Work-in-process	39,351	44,213
Total	$491,150	$402,083
The IRS provided taxpayers a safe harbor opportunity for solar facilities that began construction prior to January 1, 2025 and are placed in service on or after January 1, 2025 to elect the application of the ITC (as defined below) under Section 48(a) of the Internal Revenue Code of 1986 (the "Code"). The Company has sought to avail itself of the safe harbor in order to retain the ability to elect the application of the ITC under Section 48(a) of the Code by incurring certain costs and taking title to equipment in 2024. As of June 30, 2025 and December 31, 2024, there was $104.7 million and $349.5 million, respectively, related to the safe harbor program within raw materials.

Note 5. Solar Energy Systems, net
Solar energy systems, net consists of the following (in thousands):

	June 30, 2025	December 31, 2024
Solar energy system equipment costs	$15,193,918	$14,258,772
Inverters and batteries	2,917,016	2,554,739
Total solar energy systems	18,110,934	16,813,511
Less: accumulated depreciation and amortization	(3,045,358)	(2,732,888)
Add: construction-in-progress	997,906	951,492
Total solar energy systems, net	$16,063,482	$15,032,115
All solar energy systems, including construction-in-progress, have been leased to or are subject to signed Customer Agreements with customers. The Company recorded depreciation expense related to solar energy systems of $166.0 million and $143.4 million for the three months ended June 30, 2025 and 2024, respectively, and $327.2 million and $285.1 million for the six months ended June 30, 2025 and 2024, respectively. The depreciation expense was reduced by the amortization of deferred grants of $2.1 million for both the three months ended June 30, 2025 and 2024, respectively, and $4.9 million and $4.1 million for the six months ended June 30, 2025 and 2024, respectively.

Note 6. Other Assets
Other assets consist of the following (in thousands):

	June 30, 2025	December 31, 2024
Costs to obtain contracts - Customer Agreements	$2,320,654	$2,084,545
Costs to obtain contracts - incentives	2,481	2,481
Accumulated amortization of costs to obtain contracts	(288,923)	(243,989)
Unbilled receivables	814,700	681,823
Allowance for credit loss on unbilled receivables	(8,259)	(6,928)
Equity investment	81,297	81,297
Operating lease right-of-use assets	70,813	76,810
Other assets	289,633	345,707
Total	$3,282,396	$3,021,746
The Company recorded amortization of costs to obtain contracts of $23.3 million and $17.3 million for the three months ended June 30, 2025 and 2024, respectively, and $45.4 million and $34.3 million for the six months ended June 30, 2025 and 2024, respectively, in Sales and marketing in the consolidated statements of operations.
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

Note 7. Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consist of the following (in thousands):

	June 30, 2025	December 31, 2024
Accrued employee compensation	$91,905	$104,747
Accrued interest	124,162	115,112
Operating lease obligations	25,757	28,784
Accrued supplier finance obligations	73,450	130,238
Other accrued expenses	175,363	164,871
Total	$490,637	$543,752

Note 8. Indebtedness
As of June 30, 2025, debt consisted of the following (in thousands, except percentages):

	June 30, 2025	December 31, 2024	Unused Borrowing Capacity (1)	Weighted Average Interest Rate at June 30, 2025 (2)	Weighted Average Interest Rate at December 31, 2024 (2)	Contractual Interest Rate (3)	Contractual Maturity Date
Recourse debt
Line of credit (4)	$336,522	$384,226	$—	8.07%	8.45%	SOFR +3.25% - 3.75%	March 2027
0% Convertible Senior Notes(5)	5,457	7,687	—	—%	—%	—%	February 2026
4% Convertible Senior Notes(6)	483,187	483,187	—	4.00%	4.00%	4.00%	March 2030
Total recourse debt	825,166	875,100	—
Unamortized debt discount	(10,463)	(11,454)	—
Total recourse debt, net	814,703	863,646	—

Non-recourse debt (7)
Senior revolving and delayed draw loans (8)	2,363,800	2,412,400	97,100	6.94%	7.24%	SOFR +2.35%- 3.10%	March 2027 - February 2028
Senior non-revolving loans(9)	2,652,812	2,325,558	—	6.29%	6.66%	4.66% - 6.93%; SOFR +1.90% - 2.25%	September 2026 - January 2060
Subordinated revolving and delayed draw loans (8)	25,650	20,400	—	13.42%	13.62%	SOFR +9.10%	March 2027
Subordinated loans (10)(11)	3,078,780	2,691,534	—	9.37%	9.36%	7.00% - 10.61%; SOFR +6.50% - 6.90%	April 2027 - January 2042
Securitized loans	5,237,283	4,705,549	—	5.25%	5.08%	2.27% - 6.60%	April 2048 - April 2060
Total non-recourse debt	13,358,325	12,155,441	97,100
Unamortized debt (discount) premium, net	(134,262)	(117,595)	—
Total non-recourse debt, net	13,224,063	12,037,846	97,100
Total debt, net	$14,038,766	$12,901,492	$97,100

(1)Represents the additional amount the Company could borrow, if any, based on the state of its existing assets as of June 30, 2025.
(2)Reflects weighted average contractual, unhedged rates. See Note 9, Derivatives for hedge rates.
(3)Ranges shown reflect a fixed interest rate and rates using SOFR, as applicable.

(4)The working capital facility (the “Facility”) was amended in October 2024 and its total commitment of up to $447.5 million is secured by substantially all of the unencumbered assets of the Company, as well as ownership interests in certain subsidiaries of the Company. Borrowings under the Facility may be designated as Base Rate Loans or Term SOFR Loans, subject to certain terms and conditions under the Credit Agreement. Base Rate Loans accrue interest at a rate per year equal to 2.25% to 2.75% depending on total outstanding balance as a percentage of total commitment plus the highest of (a) the federal funds rate plus 0.50%, (b) the interest rate determined from time to time by the Administrative Agent as its prime rate and notified to the Company, (c) the Adjusted Term SOFR Rate (defined below) for a one-month interest period in effect on such day (or if such day is not a business day, the immediately preceding business day) plus 1.00% and (d) 0.00%. Term SOFR Loans accrue interest at a rate per annum equal to (a) 3.25% to 3.75% depending on total outstanding balance as a percentage of total commitment plus (b) the greater of (i) 0.00% and (ii) the sum of (x) the forward-looking term rate for a period comparable to the applicable available tenor based on SOFR that is published by CME Group Benchmark Administration Ltd or a successor for the applicable interest period and (y) (1) if the applicable interest period is one month, 0.11448%, (2) if the applicable interest period is three months, 0.26161% or (c) if the applicable interest period is six months, 0.42826% (the rate pursuant to clause (b), the “Adjusted Term SOFR Rate”). The maturity date of this facility was automatically extended to March 1, 2027 in September 2024, due to the Company maintaining funds on deposit in a collateral account equal to an amount sufficient to repay at the scheduled maturity all of its 0% Senior Convertible Notes due 2026 that were outstanding on September 30, 2024 and the Company was otherwise in compliance with its quarter-end liquidity covenant. This facility is subject to various restrictive covenants, such as the completion and presentation of audited consolidated financial statements, maintaining a minimum modified interest coverage ratio, a minimum modified current ratio, a maximum modified leverage ratio, and a minimum unencumbered cash balance, in each case, tested quarterly. The Company was in compliance with all debt covenants as of June 30, 2025.
(5)Convertible senior notes due 2026 (the “2026 Notes”) under this category with an outstanding balance of $5.5 million as of June 30, 2025 will not bear regular interest, and the principal amount of the 2026 Notes will not accrete. The 2026 Notes may bear special interest under specified circumstances relating to the Company’s failure to comply with its reporting obligations under the Indenture or if the 2026 Notes are not freely tradeable as required by the indenture. The 2026 Notes will mature on February 1, 2026, unless earlier repurchased by the Company, redeemed by the Company or converted pursuant to their terms. The initial conversion rate of the Notes is 8.4807 shares of the Company’s common stock, par value $0.0001 per share, per $1,000 principal amount of 2026 Notes, which is equivalent to an initial conversion price of approximately $117.91 per share. The conversion rate will be subject to adjustment upon the occurrence of certain specified events but will not be adjusted for any accrued and unpaid special interest. In addition, upon the occurrence of a make-whole fundamental change or an issuance of a notice of redemption, the Company will, in certain circumstances, increase the conversion rate by a number of additional shares for a holder that elects to convert its 2026 Notes in connection with such make-whole fundamental change or notice of redemption. The debt discount recorded on the 2026 Notes is being amortized to interest expense at an effective interest rate of 0.57%. As of June 30, 2025, $7.7 million of the debt discount was amortized to interest expense inception to date. In connection with the offering of the 2026 Notes, the Company entered into privately negotiated capped call transactions (the “2026 Capped Calls”) with certain of the initial purchasers and/or their respective affiliates at a cost of approximately $28.0 million. The 2026 Capped Calls are classified as equity and were recorded to additional paid-in-capital within stockholders’ equity as of March 31, 2021. The 2026 Capped Calls each have an initial strike price of approximately $117.91 per share, subject to certain adjustments, which corresponds to the initial conversion price of the 2026 Notes. The 2026 Capped Calls have initial cap prices of $157.22 per share. The 2026 Capped Calls cover, subject to anti-dilution adjustments, approximately 3.4 million shares of common stock. The 2026 Capped Calls are expected generally to reduce the potential dilution to the common stock upon any conversion of 2026 Notes and/or offset any cash payments the Company is required to make in excess of the principal amount of the 2026 Notes, as the case may be, in the event the market price per share of common stock, as measured under the 2026 Capped Calls, is greater than the strike price of the 2026 Capped Call, with such offset subject to a cap. If, however, the market price per share of the common stock, as measured under the 2026 Capped Calls, exceeds the cap price of the 2026 Capped Calls, there would be dilution and/or there would not be an offset of such potential cash payments, in each case, to the extent that the then-market price per share of the common stock exceeds the cap price. The final components of the 2026 Capped Calls are scheduled to expire on January 29, 2026. None of the conversion criteria has been met as of June 30, 2025. The 2026 Notes outstanding balance is recorded in accrued and other liabilities in the consolidated balance sheet as of June 30, 2025.

(6)Convertible senior notes due 2030 (the “2030 Notes” and, together with the 2026 Notes, the “Notes”) under this category with an outstanding balance of $483.2 million as of June 30, 2025 will bear regular interest at 4.00% per annum, and the principal amount of the 2030 Notes will not accrete. The 2030 Notes may bear special interest under specified circumstances relating to the Company’s failure to comply with its reporting obligations under the indenture or if the 2030 Notes are not freely tradeable as required by the indenture. The 2030 Notes will mature on March 1, 2030, unless repurchased by the Company, redeemed by the Company or converted pursuant to their terms prior to maturity. The initial conversion rate of the 2030 Notes is 61.3704 shares of the Company’s common stock, par value $0.0001 per share, per $1,000 principal amount of 2030 Notes, which is equivalent to an initial conversion price of approximately $16.29 per share. The conversion rate will be subject to adjustment upon the occurrence of certain specified events but will not be adjusted for any accrued and unpaid special interest. In addition, upon the occurrence of a make-whole fundamental change or an issuance of a notice of redemption, the Company will, in certain circumstances, increase the conversion rate by a number of additional shares for a holder that elects to convert its 2030 Notes in connection with such make-whole fundamental change or notice of redemption. The debt discount recorded on the 2030 Notes is being amortized to interest expense at an effective interest rate of 4.51%. As of June 30, 2025, $2.6 million of the debt discount was amortized to interest expense inception to date. In connection with the offering of the 2030 Notes, the Company entered into privately negotiated capped call transactions (the “2030 Capped Calls”) with certain of the initial purchasers and/or their respective affiliates at a cost of approximately $38.4 million. The 2030 Capped Calls are classified as equity and were recorded to additional paid-in-capital within stockholders’ equity as of June 30, 2025. The 2030 Capped Calls each have an initial strike price of approximately $16.29 per share, subject to certain adjustments, which corresponds to the initial conversion price of the 2030 Notes. The 2030 Capped Calls have initial cap prices of $22.37 per share. The 2030 Capped Calls cover, subject to anti-dilution adjustments, approximately 29.7 million shares of common stock. The 2030 Capped Calls are expected generally to reduce the potential dilution to the common stock upon any conversion of 2030 Notes and/or offset any cash payments the Company is required to make in excess of the principal amount of the 2030 Notes, as the case may be, in the event the market price per share of Common Stock, as measured under the 2030 Capped Calls, is greater than the strike price of the 2030 Capped Call, with such offset subject to a cap. If, however, the market price per share of the common stock, as measured under the 2030 Capped Calls, exceeds the cap price of the 2030 Capped Calls, there would be dilution and/or there would not be an offset of such potential cash payments, in each case, to the extent that the then-market price per share of the common stock exceeds the cap price. The final components of the 2030 Capped Calls are scheduled to expire on February 27, 2030. None of the conversion criteria has been met as of June 30, 2025.
(7)Certain loans under this category are part of project equity transactions.
(8)Pursuant to the terms of the aggregation facilities within this category the Company may draw up to an aggregate principal amount of $2.9 billion in revolver borrowings depending on the available borrowing base at the time.
(9)Loans under this category with a fixed rate had a total outstanding balance of $1.2 billion as of June 30, 2025.
(10)A loan under this category with an outstanding balance of $156.5 million as of June 30, 2025 contains a put option that can be exercised beginning in 2036 that would require the Company to pay off the entire loan on November 30, 2037.
(11)Loans under this category with a floating rate have a total outstanding balance of $662.2 million as of June 30, 2025.

Senior and Subordinated Debt Facilities
Each of the Company’s senior and subordinated debt facilities contain customary covenants, including the requirement to maintain certain financial measurements and provide lender reporting. Each of the senior and subordinated debt facilities also contain certain provisions in the event of default that entitle lenders to take certain actions including acceleration of amounts due under the facilities and acquisition of membership interests and assets that are pledged to the lenders under the terms of the senior and subordinated debt facilities. The facilities are non-recourse to the Company and are secured by net cash flows from Customer Agreements or inventories less certain operating, maintenance and other expenses that are available to the borrower after distributions to tax equity investors, where applicable. Under the terms of these facilities, the Company’s subsidiaries pay interest and principal from the net cash flows available to the subsidiaries. The Company was in compliance with all debt covenants as of June 30, 2025.
Non-Recourse Financings
In connection with each of the Company’s non-recourse debt (including securitized loans), assets (consisting of membership interests in project companies that own photovoltaic systems and related Customer Agreements) were contributed by the Company to special purpose subsidiaries of the Company (each a “Non-Recourse Borrower”). Each of such financings contains customary covenants including the requirement to provide reporting to the indenture trustee or collateral agent and, if applicable, ratings agencies. Each of the financings also contains certain provisions which entitle the indenture trustee or collateral agent to take certain actions upon the occurrence of an event of default, including acceleration of amounts due under the facilities and the foreclosure on the assets of the Non-Recourse Borrower that are pledged to the lenders under the terms thereof. The facilities are non-recourse to the Company and are secured by first priority security interests by each Non-Recourse Borrower in favor of the indenture trustee or collateral agent in all of the Non-Recourse Borrower’s assets including the cash flows from Customer Agreements which are available to each Non-Recourse Borrower after giving effect to certain operating, maintenance and other expenses and, where applicable, distributions to tax equity investors. As a result of such security interests, the assets of each Non-Recourse Borrower are not available to the creditors of the Company unless and until distributions from such entities are made to the Company as permitted under the applicable facility documentation. Under the terms of these financings, each Non-Recourse Borrower pays interest and principal from such net cash flows. The Company was in compliance with all debt covenants as of June 30, 2025.

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
The interest rate swaps have been designated as cash flow hedges. The credit risk adjustment associated with these swaps is the risk of non-performance by the counterparties to the contracts. In the six months ended June 30, 2025, the hedge relationships on the Company’s interest rate swaps have been assessed as highly effective as the quarterly assessment performed determined changes in cash flows of the derivative instruments have been highly effective in offsetting the changes in the cash flows of the hedged items, are expected to be highly effective in the future and the critical terms of the interest rate swaps match the critical terms of the underlying forecasted hedged transactions. Accordingly, changes in the fair value of these derivatives are recorded as a component of accumulated other comprehensive income, net of income taxes. Changes in the fair value of these derivatives are subsequently reclassified into earnings, and are included in interest expense, net in the Company’s consolidated statements of operations, in the period that the hedged forecasted transactions affect earnings. To the extent that the hedge relationships are not effective, changes in the fair value of these derivatives are recorded in other expenses, net in the Company’s consolidated statements of operations on a prospective basis.

The Company’s master netting and other similar arrangements allow net settlements under certain conditions. When those conditions are met, the Company presents derivatives at net fair value. As of June 30, 2025, the information related to these offsetting arrangements were as follows (in thousands):

Instrument Description	Gross Amounts of Recognized Assets / Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets / Liabilities Included in the Consolidated Balance Sheet	Notional Amount (1) (2)
Assets:
Derivatives designated as hedging instruments	$82,485	$—	$82,485	$1,364,731
Derivatives not designated as hedging instruments	18,839	(11,508)	7,331	1,140,165
Total derivative assets	$101,324	$(11,508)	$89,816	$2,504,896

Liabilities:
Derivatives designated as hedging instruments	$—	$—	$—	$—
Derivatives not designated as hedging instruments	(29,743)	11,508	(18,235)	1,829,179
Total derivative liabilities	$(29,743)	$11,508	$(18,235)	$1,829,179
Total	$71,581	$—	$71,581	$4,334,075

(1)    Comprised of 71 interest rate swaps which effectively fix the SOFR portion of interest rates on outstanding balances of certain loans under the senior and securitized sections of the debt footnote table (see Note 8, Indebtedness) at 0.31% to 4.15% per annum. These swaps mature from August 13, 2027 to January 31, 2044.

(2)    Comprised of 13 interest rate swaptions which effectively fix the SOFR portion of interest rates on future outstanding balances of certain loans under the senior revolving section of the debt footnote table (see Note 8, Indebtedness) at 3.82% to 4.21% per annum. These swaptions expire from July 2, 2025 to September 3, 2025 with potential underlying swaps maturing from January 31, 2039 to January 31, 2043.

As of December 31, 2024, the information related to these offsetting arrangements were as follows (in thousands):

Instrument Description	Gross Amounts of Recognized Assets / Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets / Liabilities Included in the Consolidated Balance Sheet	Notional Amount
Assets:
Derivatives designated as hedging instruments	$117,793	$—	$117,793	$1,382,188
Derivatives not designated as hedging instruments	53,965	(7,252)	46,713	2,118,393
Total derivative assets	$171,758	$(7,252)	$164,506	$3,500,581

Liabilities:
Derivatives designated as hedging instruments	—	—	—	—
Derivatives not designated as hedging instruments	(7,385)	7,252	(133)	653,365
Total derivative liabilities	$(7,385)	$7,252	$(133)	$653,365
Total	$164,373	$—	$164,373	$4,153,946
The losses (gains) on derivatives designated as cash flow hedges recognized into OCI, before tax effect, consisted of the following (in thousands):

	Three months ended June 30,
	2025	2024
Derivatives designated as cash flow hedges:
Interest rate swaps	$3,464	$(16,470)

	Six months ended June 30,
	2025	2024
Derivatives designated as cash flow hedges:
Interest rate swaps	$24,132	$(59,457)

The (gains) losses on derivatives financial instruments recognized into the consolidated statements of operations, before tax effect, consisted of the following (in thousands):

	Three months ended June 30,
	2025		2024
	Interest expense, net	Other expense, net	Interest expense, net	Other income, net
Derivatives designated as cash flow hedges:
Interest rate swaps:
Gains reclassified from Accumulated other comprehensive income (“AOCI”) into income	$(4,817)	$—	$(9,418)	$—
Derivatives not designated as cash flow hedges:
Interest rate swaps:
Losses (gains) recognized into income	—	14,528	—	(16,305)
Total (gains) losses	$(4,817)	$14,528	$(9,418)	$(16,305)

	Six months ended June 30,
	2025		2024
	Interest expense, net	Other expense, net	Interest expense, net	Other income, net
Derivatives designated as cash flow hedges:
Interest rate swaps:
Gains reclassified from Accumulated other comprehensive income (“AOCI”) into income	$(9,791)	$—	$(19,549)	$—
Derivatives not designated as cash flow hedges:
Interest rate swaps:
Losses (gains) recognized into income	—	60,031	—	(76,806)
Total (gains) losses	$(9,791)	$60,031	$(19,549)	$(76,806)
All amounts in AOCI in the consolidated statements of redeemable noncontrolling interests and equity relate to derivatives, refer to the consolidated statements of comprehensive income (loss).
During the next 12 months, the Company expects to reclassify $12.0 million of net gains on derivative instruments from accumulated other comprehensive income to earnings. There were 53 undesignated derivative instruments recorded by the Company as of June 30, 2025.

Note 10. VIE Arrangements
The Company consolidated various VIEs at June 30, 2025 and December 31, 2024. The carrying amounts and classification of the VIEs’ assets and liabilities included in the consolidated balance sheets are as follows (in thousands):

	June 30, 2025	December 31, 2024
Assets
Current assets
Cash	$307,111	$420,756
Restricted cash	52,629	57,892
Accounts receivable, net	108,631	92,259
Inventories	100,330	62,581
Prepaid expenses and other current assets	7,674	7,616
Total current assets	576,375	641,104
Solar energy systems, net	13,175,135	12,062,819
Other assets	708,236	586,293
Total assets	$14,459,746	$13,290,216
Liabilities
Current liabilities
Accounts payable	$6,988	$5,400
Distributions payable to noncontrolling interests and redeemable noncontrolling interests	40,720	41,465
Accrued expenses and other liabilities	47,553	42,997
Deferred revenue, current portion	69,370	62,278
Non-recourse debt, current portion	86,636	60,292
Total current liabilities	251,267	212,432
Deferred revenue, net of current portion	854,201	764,576
Non-recourse debt, net of current portion	1,320,975	1,347,492
Other liabilities	20,303	18,540
Total liabilities	$2,446,746	$2,343,040

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

Note 12. Stock-Based Compensation
Stock Options
The following table summarizes the activity for all stock options under all of the Company’s equity incentive plans for the six months ended June 30, 2025 (shares and aggregate intrinsic value in thousands):

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2024	3,507	$19.05	4.54	$3,882
Granted	—	—
Exercised	(11)	7.89
Canceled	(54)	15.91
Outstanding at June 30, 2025	3,442	$19.13	4.09	$2,859

Options vested and exercisable at June 30, 2025	3,280	$18.59	3.96	$2,859
Restricted Stock Units
The following table summarizes the activity for all restricted stock units (“RSUs”) under all of the Company’s equity incentive plans for the six months ended June 30, 2025 (shares in thousands):

	Number of Awards	Weighted Average Grant Date Fair Value
Unvested balance at December 31, 2024	12,375	$16.29
Granted	12,478	6.67
Issued	(3,642)	16.04
Canceled / forfeited	(790)	13.46
Unvested balance at June 30, 2025	20,421	$10.75
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

Stock-Based Compensation Expense
The Company recognized stock-based compensation expense, including ESPP expenses, in the consolidated statements of operations as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Cost of customer agreements and incentives	$2,279	$2,299	$4,772	$4,245
Cost of solar energy systems and product sales	533	535	987	1,089
Sales and marketing	10,780	11,816	20,936	26,991
Research and development	1,151	4,462	2,144	7,074
General and administration	10,315	8,983	21,190	17,565
Total	$25,058	$28,095	$50,029	$56,964
During the three months and six months ended June 30, 2025, stock-based compensation expense capitalized to solar energy systems, net in the Company’s consolidated balance sheets was $2.5 million and $4.9 million, respectively, and was $2.4 million and $5.2 million during the three and six months ended June 30, 2024, respectively.

Note 13. Income Taxes

The income tax benefit rate for the three months ended June 30, 2025 and 2024 was 25.4% and 4.0%, respectively, and for the six months ended June 30, 2025 and 2024 was 27.0% and 2.4%, respectively. The differences between the actual consolidated effective income tax rate and the U.S. federal statutory rate were primarily attributable to the increased income tax benefit related to ITC (as defined below) transfer proceeds to the Company.

The Company sells solar energy systems to Funds. As the Funds are consolidated by the Company, the gain on the sale of the assets has been eliminated in the consolidated financial statements, however gains on sale are recognized for tax purposes and the tax effects of which, both current and deferred, are included in the Company’s income tax provision.

The Company enters into investment tax credit (each, an "ITC" and collectively, the "ITCs") transfer agreements with third-party transferees to transfer to such third-parties, for cash, the ITCs generated by certain solar energy systems that have been or will be placed in service. The Company accounts for its share of ITC transfer proceeds under ASC 740, Income Taxes, as a reduction of income tax expense in the consolidated statements of operations during the year in which the credits arise (i.e., the flow-through method) and the tax equity investor’s share is distributed upon receipt. During the three months ended June 30, 2025 and 2024, the Company recognized income tax benefit from ITC transfer proceeds to the Company of $94.9 million and $16.4 million, respectively, and $205.5 million and $18.6 million during the six months ended June 30, 2025 and 2024, respectively.

Note 14. Commitments and Contingencies
Letters of Credit
As of June 30, 2025 and December 31, 2024, the Company had $28.4 million and $47.3 million, respectively, of unused letters of credit outstanding, which each carry fees of 0.50% - 3.70% per annum and 0.50% - 3.25% per annum, respectively.
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
ITC Indemnification
The Company is contractually committed to compensate its investors for any losses that they may suffer in certain limited circumstances resulting from reductions in ITCs, including any reduction in depreciable basis. Generally, such obligations would arise as a result of reductions to the value of the underlying solar energy systems as assessed by the IRS. The Company set the purchase prices and claimed values based on fair market values determined with the assistance of an independent third-party appraisal with respect to the systems that generate ITCs (and the associated depreciable basis) that are passed-through to, and claimed by, the Fund investors. In April 2018, the Company purchased an insurance policy providing for certain payments by the insurers in the event there is a final determination (including a judicial determination) that reduced the ITCs and depreciation claimed in respect of solar energy systems sold or transferred to most Funds through April 2018, or later, in the case of Funds added to the policy after such date. In general, the policy indemnifies the Company and related parties for additional taxes (including penalties and interest) owed in respect of lost ITCs, depreciation, gross-up costs and expenses incurred in defending such claim, subject to negotiated exclusions from, and limitations to, coverage. The Company purchased similar additional insurance policies in January 2021, October 2022, May 2023, March 2024, June 2024, and March 2025.

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
The computation of the Company’s basic and diluted net income per share is as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Numerator:
Net income attributable to common stockholders	$279,773	$139,074	$329,784	$51,256
Debt discount amortization	618	883	1,258	3,900
Net income available to common stockholders	$280,391	$139,957	$331,042	55,156
Denominator:
Weighted average shares used to compute net income per share attributable to common stockholders, basic	229,167	222,474	227,794	221,178
Weighted average effect of potentially dilutive shares to purchase common stock	31,985	32,633	31,745	23,577
Weighted average shares used to compute net income per share attributable to common stockholders, diluted	261,152	255,107	259,539	244,755
Net income per share attributable to common stockholders
Basic	$1.22	$0.63	$1.45	$0.23
Diluted	$1.07	$0.55	$1.28	$0.23

The following shares were excluded from the computation of diluted net income per share as the impact of including those shares would be anti-dilutive (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Outstanding stock options	2,583	1,984	2,575	1,976
Unvested restricted stock units	11,198	12,858	12,678	10,602
Convertible Senior Notes (if converted)	—	—	—	7,073
Total	13,781	14,842	15,253	19,651

Note 16. Related Party Transactions

Advances Receivable—Related Party

Net amounts due from direct-sales professionals were $10.8 million and $14.3 million as of June 30, 2025 and December 31, 2024, respectively. The Company provided a reserve of $2.8 million and $2.8 million as of June 30, 2025 and December 31, 2024, respectively, related to advances to direct-sales professionals who have terminated their employment agreement with the Company.

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

Overview

Sunrun (the “Company,” “our,” “we”) is America's largest provider of home battery storage, solar, and home-to-grid power plants. Sunrun transformed the solar industry in 2007 by removing financial barriers and democratizing access to affordable, reliable energy. Sunrun is America's leading provider of home battery storage and solar systems, offered primarily through our no-upfront-cost subscription model. Sunrun's innovative products and solutions provide households with energy security, predictability, and greater independence. Our network of home-to-grid power plants provides on-demand dispatchable energy that helps prevent blackouts and lower energy costs benefiting communities, utilities, and the electric grid, while providing customer value.

We are engaged in the design, development, installation, sale, ownership and maintenance of residential home battery storage and solar energy systems (collectively, “Projects”) in the United States. We provide solar energy and on-site battery storage often at savings compared to traditional utility energy with the additional benefit of protecting households from grid outages through battery backup. Our primary customers are residential homeowners. We also sell our products and services to certain commercial developers through our multi-family and new homes offerings. After pioneering the residential solar and home battery storage models and recognizing their enormous market potential, we have built the infrastructure and capabilities necessary to rapidly acquire and serve customers in a low-cost and scalable manner. Today, our scalable operating platform provides us with a number of unique advantages. First, we are able to drive distribution by marketing our solar-plus-storage service offerings through multiple channels, including our diverse partner network and direct-to-consumer operations. This multi-channel model supports broad sales and installation capabilities, which together allow us to achieve capital-efficient growth. Second, we are able to provide differentiated solutions to our customers that, combined with a great customer experience, we believe will drive meaningful margin advantages for us over the long term as we strive to create the industry’s most valuable and satisfied customer base.

Our core solar-plus-storage service offerings are provided through our power purchase agreements and leases, which we collectively refer to as our “Customer Agreements,” and which provide customers with simple, predictable pricing that is insulated from rising retail electricity prices. They also provide customers with the benefit of increased resiliency from backup energy and enhanced energy management capabilities. While customers have the option to purchase home energy systems outright from us, most of our customers choose to buy solar and storage as a service from us through our Customer Agreements without the significant upfront investment. With our solar-plus-storage service offerings, we install energy systems on our customers’ homes and provide them with the solar power produced by those systems and integrated batteries for typically a 20- or 25-year initial term. In addition, we monitor, maintain and insure the system during the term of the contract. In exchange, we receive predictable cash flows from high credit quality customers and qualify for tax and other benefits. We finance portions of these tax benefits and cash flows through tax equity, non-recourse debt and project equity structures in order to fund our upfront costs, overhead and growth investments. We develop valuable customer relationships that can extend beyond this initial contract term and provide us an opportunity over time to integrate additional solar, battery storage, electrification and distributed home-to-grid power plant offerings into a smart solution for each home and community. Since our founding, we have continued to invest in a platform of services and tools to enable large scale operations for us and our partner network, and these partners include solar integrators, sales partners, installation partners and other strategic partners. The platform includes processes and software, as well as fulfillment and acquisition of marketing leads. We believe our platform empowers new market entrants and smaller industry participants to profitably serve our large and underpenetrated market without making the significant investments in technology and infrastructure required to compete effectively against established industry players. Our platform provides the support for our multi-channel model, which drives broad customer reach and capital-efficient growth.
Delivering a differentiated customer experience is core to our strategy. We emphasize a customized solution, including a design specific to each customer’s home and pricing configurations that typically drive both customer savings and value to us. We believe that our passion for engaging our customers, developing a trusted brand, and providing a customized home energy service offering resonates with our customers who are accustomed to a traditional residential power market that is often overpriced and lacking in customer choice.
We have experienced substantial growth in our business and operations since our inception in 2007, as well as through our acquisition of Vivint Solar on October 8, 2020. As of June 30, 2025, we operate the largest fleet of residential solar energy systems in the United States. We have a Networked Solar Energy Capacity of 7,949 megawatts (“MW”) as of June 30, 2025, which represents the aggregate megawatt production capacity of our solar energy systems that have been recognized as deployments, from our inception through the measurement date. Gross Earning Assets as of June 30, 2025 were approximately $19.8 billion. Please see the section entitled “Key Operating Metrics” for more details on how we calculate Networked Solar Energy Capacity and Gross Earning Assets.
We also have a long track record of attracting low-cost capital from diverse sources, including tax equity and debt investors. Since inception we have raised tax equity Funds to finance the installation of solar-plus-storage energy systems.
Market & Macroeconomic Environment

Our business and financial performance also depend on worldwide economic conditions. We face global macroeconomic challenges, particularly in light of increases and volatility in interest rates, uncertainty in markets, inflationary trends, navigating complex and evolving regulatory and tax frameworks, and the dynamics of the global trade environment. Federal tax policies and regulations, as well as state regulatory frameworks, also affect our business and financial performance.

During fiscal year 2024 and the first six months of fiscal year 2025, we observed market uncertainty, including as a result of recently announced tariffs, inflationary pressures, rising interest rates, the market impacts of proposed or newly enacted regulatory frameworks in markets within which we do business and within our industry and supply constraints. In particular, rising interest rates, including recent historic increases starting in 2021, have resulted and may continue to result in a decrease in our advance rates, reducing the proceeds we receive from certain Funds. Because our financing structure is sensitive to volatility in interest rates, higher rates increase our cost of capital and may decrease the amount of capital available to us to finance the deployment of new solar energy systems. These market dynamics, some of which we expect will continue into the foreseeable future, have impacted and may continue to impact our business and financial results.

Additionally, our operations and supply chains are subject to risks related to uncertainties in trade policies, including changes in tariffs, duties, trade barriers, and other restrictions imposed by various governments. These trade policy uncertainties may increase our costs, disrupt our supply chain, limit our ability to operate in certain markets, or require us to modify our current business practices. Changes in trade agreements, import/export regulations, and retaliatory measures between countries could further impact the availability and cost of materials necessary for our products and services. While the Company is not a direct importer of modules and batteries, many of the Company's suppliers import products and components from jurisdictions such as China and Vietnam that are subject to recently announced tariffs, which could significantly increase component expenses for key products, such as lithium-ion battery cells used in our energy storage systems that are currently sourced primarily from China. Despite our efforts to identify qualified suppliers outside of China, these tariffs and potential future trade restrictions could adversely impact our supply chain costs and, consequently, negatively affect consumer demand for our products.

At the federal level, tax policy and associated regulations have a direct impact on our business. The most notable recent tax legislation affecting our business is the One Big Beautiful Bill Act ("OBBB") that President Trump signed into law on July 4, 2025. The new law adjusts tax policies that Sunrun relies upon, including the Section 48E Clean Electricity Investment Credit and its associated “bonus” credits. While the law maintains the full Section 48E credit for energy storage through 2033, it shortens the availability of the 48E credit for solar facilities to the end of 2027. The law also applies new “Foreign Entity of Concern” (“FEOC”) restrictions to the Section 48E credit, which could potentially deny tax credits to projects that use certain components or receive “material assistance” from FEOC entities, thereby potentially increasing costs and potentially reducing demand. Further, the law ends the Section 25D Residential Clean Energy Credit starting in 2026. Changes in the law relating to the Section 45X Advanced Manufacturing Production Credit could also affect Sunrun indirectly, through our suppliers. The implementation of the law through the federal regulatory process could also directly affect our business. For further information regarding certain of the impacts of the OBBB on our business, see Part II, Item 1A. Risk Factors—"Risks Related to Regulation and Policy—Federal tax policy impacts the competitiveness of our service offerings to customers and our market” and “Risks Related to Taxes and Accounting—Our ability to provide our solar service offerings to customers on an economically viable basis depends in part on our ability to finance these systems with fund investors who seek particular tax and other benefits” and “—Our business depends in part on the availability of utility rebates, tax credits and other benefits, tax exemptions and exclusions, and other financial incentives on the federal, state, and/or local levels. We may be adversely affected by changes in, and application of, these laws or other incentives to us, and the expiration, elimination or reduction of these benefits could adversely impact our business.”

State legislative and regulatory frameworks also have a direct impact on our business. For example, on April 15, 2023, California implemented changes to its net metering policy by adopting a net billing tariff (“NBT”), which presented a significant change to the rate structure for new California customers, and has partially limited the financial attractiveness of our offerings in certain regions of the state, particularly for solar-only systems. However, under this new policy, the value proposition of storage offerings is significantly enhanced in California. We believe that California will be predominantly a solar plus storage market going forward and the vast majority of California sales now consist of either our Sunrun Shift product or our backup battery offerings. As the demand for solar plus storage offerings grows, we anticipate facing additional operational challenges associated with the complexity of deploying storage solutions. For example, solar plus storage offerings tend to have longer cycle times due to factors such as lengthened permitting and inspection times and potential need of a main panel upgrade. Any such factors that extend the timeframes from customer signature to installation have historically resulted in increased operational challenges and correspondingly lower realization rates, and any future instances may continue to do so. Accordingly, this may adversely affect our financial performance, as well as the timing and magnitude of our installations and the recognition of the associated revenue.

Under the new California NBT framework, the value proposition of our products is best understood when customers compare the combined costs of their utility bill along with their Sunrun solar and storage bill, due to the impact of time-of-use rates and export rates. We believe the best customer offering is one that pairs solar and storage, although it may be more confusing to customers when compared to solar-only offers from competitors. This dynamic may result in less sales efficacy so long as customers continue to be presented with inferior, but simpler, solar-only offerings and as a result, may harm our business, financial condition, and results of operations, and may also harm the reputation of the solar industry in California at large.

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
The Opportunity of Home Electrification and Dispatchable Clean Energy to Create a More Resilient Grid

The United States is on the precipice of a once-in-a-generation transformation of our energy system due to a dramatic increase in demand for electricity from data centers, artificial intelligence, and manufacturing, as well as the opportunities of electrification of the American economy with clean energy. We anticipated this critical need for more dispatchable electrons on the grid and is assisting grid operators with on-demand, home-to-grid energy to help meet demand. Meeting America’s energy needs to power the economy requires adding more dispatchable capacity to the grid.

We intend to pursue these opportunities on a variety of fronts, and we continue to pursue the development of our grid services business, creating distributed power plants that lead to a more affordable and more resilient grid. Sunrun’s evolution to become a storage-first company has put us in the position of being the largest home-to-grid power plant owner and operator in the country—becoming a key dispatchable energy resource for the grid. In collaboration with grid managers, we can deploy our battery systems where they will add the most value for utilities, the grid, and customers. We are actively delivering demand response and capacity services to meet operational needs in multiple geographies, and partnering with grid managers to build a more resilient electricity system that integrates the new energy technologies customers want.

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

In sum, we believe the electrification of the U.S. economy backed by solar and battery storage presents an unprecedented economic opportunity. Through these electrification opportunities and our grid services business, we aim to be the consumer brand synonymous with repowering our customers’ homes with affordable, resilient energy and providing a pathway to a cleaner, healthier future.
Impact of 2024 Presidential Administration Transition
The transition in both the White House and Congress following the 2024 election has created a dynamic policy environment that may impact our business and financial results, including those related to federal tax credits, tariffs, and other regulatory measures. The recent legislative changes to ITCs under the OBBB, or Executive Orders issued by the President of the United States, as well as any other elimination, reduction or delay in policies that support the residential solar industry, could have an adverse effect on our business. For further information regarding certain of the impacts of the OBBB on our business, see Part II, Item 1A. Risk Factors—"Risks Related to Regulation and Policy—Federal tax policy impacts the competitiveness of our service offerings to customers and our market” and “Risks Related to Taxes and Accounting—Our ability to provide our solar service offerings to customers on an economically viable basis depends in part on our ability to finance these systems with fund investors who seek particular tax and other benefits” and “—Our business depends in part on the availability of utility rebates, tax credits and other benefits, tax exemptions and exclusions, and other financial incentives on the federal, state, and/or local levels. We may be adversely affected by changes in, and application of, these laws or other incentives to us, and the expiration, elimination or reduction of these benefits could adversely impact our business.” Additionally, these and other changes in the United States’ government could contribute to a higher interest rate environment, which may further negatively impact our operations and financing costs. While it is difficult to predict specific outcomes at this time, we expect a period of regulatory and policy uncertainty and change in the near term. However, we believe our diversified business model and flexible operational framework position us to adapt to potential adverse changes in the regulatory landscape and to continue building on the robust bipartisan support for residential solar policy.

Funds
Our Customer Agreements provide for recurring customer payments, typically over 20 or 25 years, and the related solar energy systems are generally eligible for ITCs, accelerated tax depreciation and other government or utility incentives. Our financing strategy is to monetize these benefits at a low weighted average cost of capital. This low cost of capital enables us to offer attractive pricing to our customers for the energy generated by the solar energy system on their homes. Historically, we have monetized a portion of the value created by our Customer Agreements and the related solar energy systems through Funds, as defined below. These assets are attractive to Fund investors due to the long-term, recurring nature of the cash flows generated by our Customer Agreements, the high credit scores of our customers, the fact that energy is a non-discretionary good and our low loss rates. In addition, Fund investors can receive attractive after-tax returns from our Funds due to their ability to utilize ITCs, accelerated depreciation and certain government or utility incentives associated with the Funds’ ownership of solar energy systems.
As of June 30, 2025, we had 62 active Funds, which are described below. We have established different types of Funds to implement our asset monetization strategy. Depending on the nature of the Fund, cash may be contributed to the Fund by the investor upfront or in stages based on milestones associated with the design, construction or interconnection status of the solar energy systems. The cash contributed by the Fund investor is used by the Fund to purchase solar energy systems. The Funds own a Sunrun subsidiary for the solar energy systems, Customer Agreements and associated incentives. We receive on-going cash distributions from the Funds representing a portion of the monthly customer payments received. We use the upfront cash, as well as on-going distributions to cover our costs associated with designing, purchasing and installing the solar energy systems. In addition, we also use debt, equity and other financing strategies to fund our operations. The allocation of the economic benefits between us and the Fund investor and the corresponding accounting treatment varies depending on the structure of the Fund.
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

The table below provides an overview of our current investment funds (dollars in millions):

Consolidated Joint Ventures
Partnership Flip
Consolidation	Single entity, consolidated
Balance sheet classification	Redeemable noncontrolling interests and noncontrolling interests
Revenue from ITCs	None
Method of calculating investor interest	Greater of HLBV or redemption value
Liability balance as of June 30, 2025	N/A
Noncontrolling interest balance (redeemable or otherwise) as of June 30, 2025	$1,519.5

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
•Non-contracted or Upside Cash Flows represent (1) net cash flows realized from either the purchase of systems by Subscribers at the end of the Customer Agreement initial terms or renewals of Customer Agreements beyond the initial terms, estimated in both cases to have equivalent value, assuming only a 30-year relationship and a contract renewal rate equal to 90% of each Subscriber’s contractual rate in effect at the end of the initial contract term, (2) non-contracted net cash flows from grid service programs with utilities and grid operators, (3) non-contracted net cash flows from the sale of renewable energy credits, and (4) contracted cash flows from Flex Customer Agreements exceeding the minimum contracted payment. After the initial contract term, our Customer Agreements typically automatically renew on an annual or multi-year basis, for example 5 years, and the rate is initially set at up to a 10% discount to then-prevailing utility power prices. For Flex Customer Agreements that allow variable billings based on the amount of electricity consumed by the Subscriber, an assumption is made that each Subscriber’s electricity consumption increases by approximately 2% per year through the end of the initial term of the Customer Agreement and into the renewal period (if renewed), resulting in billings in excess of the minimum contracted amount (which minimums are included in Contracted Cash Flows).
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
•Non-contracted or Upside Gross Earning Assets represents, as of any measurement date, the present value of estimated Non-contracted or Upside Cash Flows that we expect to receive in future periods in relation to Subscribers as of the measurement date, discounted at 6%. Preceding fiscal year 2025, this key operating metric was previously disclosed as “Gross Earning Assets Renewal Period,” and was calculated in the same manner except that since the beginning of fiscal year 2025 we have (i) included the expected impact of our Flex product offering, which in prior periods had been an immaterial part of our business, and (ii) modified the title of the metric to Non-contracted or Upside Gross Earnings Assets.

	Three months ended June 30,
	2025	2024
Subscriber Additions in period	28,823	24,984
Contracted Subscriber Value (per Subscriber)	$49,919	$41,872
Aggregate Contracted Subscriber Value (in thousands)	$1,438,803	$1,046,136

	As of June 30,
	2025	2024
Networked Solar Capacity (megawatts)	7,949	7,058
Customers	1,105,080	984,000

	As of June 30,
	2025	2024

	(in thousands)
Contracted Gross Earning Assets	$15,154,928	$12,050,938
Non-contracted or Upside Gross Earning Assets	4,630,393	3,640,744
Gross Earning Assets	$19,785,321	$15,691,682

The tables below provide a range of Gross Earning Asset amounts if different default, discount and purchase and renewal assumptions were used.
Contracted Gross Earning Assets:

	As of June 30, 2025
	Discount rate
Default rate	4%	5%	6%	7%	8%

	(in thousands)
5%	$17,586,566	$16,055,018	$14,725,880	$13,567,266	$12,552,896
0%	$18,129,301	$16,536,443	$15,154,928	$13,951,382	$12,898,310
Non-contracted or Upside Gross Earning Assets:

	As of June 30, 2025
	Discount rate
Purchase or Renewal rate	4%	5%	6%	7%	8%

	(in thousands)
80%	$5,874,126	$4,862,265	$4,044,928	$3,381,740	$2,841,221
90%	$6,731,616	$5,569,146	$4,630,393	$3,868,884	$3,248,394
100%	$7,589,104	$6,276,024	$5,215,855	$4,356,027	$3,655,566

Total Gross Earning Assets:

	As of June 30, 2025
	Discount rate
Purchase or Renewal rate	4%	5%	6%	7%	8%

	(in thousands)
80%	$24,003,427	$21,398,708	$19,199,856	$17,333,122	$15,739,531
90%	$24,860,917	$22,105,588	$19,785,320	$17,820,266	$16,146,704
100%	$25,718,404	$22,812,466	$20,370,782	$18,307,408	$16,553,876

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
Customer Agreements and Incentives Revenue. Customer agreements and incentives revenue is primarily comprised of revenue from our Customer Agreements and sales of ITCs and solar renewable energy credits ("SRECs") to third parties.
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
The ITCs are subject to recapture under the Code if the underlying solar energy system either ceases to be a qualifying property or undergoes a change in ownership within five years of its placed-in-service date. The recapture amount decreases on the anniversary of the PTO date. We have not historically incurred a material recapture of ITCs, and do not expect to experience a material recapture of ITCs in the future.
Consideration from customers is considered variable due to the performance guarantee under Customer Agreements and liquidated damage provisions under SREC contracts in the event minimum deliveries are not achieved. Customer Agreements with a performance guarantee provide a credit to the customer if the system’s cumulative production, as measured on various PTO anniversary dates, is below our guarantee of a specified minimum. Revenue is recognized to the extent it is probable that a significant reversal of such revenue will not occur. If our estimate of the future production shortfall amount for Customer Agreements with a performance guarantee was 10% higher, the additional reduction to revenue in the six months ended June 30, 2025 would have been less than $4.5 million. Our estimated production shortfall reduced revenue during the six months ended

June 30, 2025 by approximately $8.8 million more than the prior year’s period. We have historically estimated an immaterial amount of liquidated damages pursuant to SREC contracts, and actual damages have not been materially different from estimates, nor material in amount during the six months ended June 30, 2025 and 2024.
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
Impairment of Long-Lived Assets
The carrying values of our long-lived assets, including solar energy systems, are periodically reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable or that the useful life is shorter than originally estimated. Factors that we consider in deciding when to perform an impairment review would include significant negative industry or economic trends, and significant changes or planned changes in our use of the assets. Recoverability of these assets is measured by comparison of the carrying value of each asset group to the future undiscounted cash flows the asset is expected to generate over its remaining life. If the asset is considered to be impaired, the amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset. If the useful life is shorter than originally estimated, we amortize the remaining carrying value over the new shorter useful life. During the three and six months ended June 30, 2025 and 2024, there were no indicators of impairment and therefore no cash flow analysis was performed.
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
The calculation of HLBV does not require estimates since each HLBV calculation is based upon the liquidation provisions of each fund’s contractual agreement. The calculation of the redeemable noncontrolling interest balance involves estimates such as a discount rate used in net present value calculations, and customer default rates. If the assumptions used for each of these were 10% higher, the impact to the aggregate redeemable noncontrolling interest balance as of June 30, 2025 would be a reduction of $22.1 million.

Results of Operations
The results of operations presented below should be reviewed in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

	(in thousands, except per share data)
Revenue:
Customer agreements and incentives	$458,000	$387,825	$860,920	$710,792
Solar energy systems and product sales	111,336	136,041	212,687	271,262
Total revenue	569,336	523,866	1,073,607	982,054
Operating expenses:
Cost of customer agreements and incentives	345,376	298,665	654,005	568,199
Cost of solar energy systems and product sales	104,144	130,120	200,942	286,279
Sales and marketing	152,459	151,657	298,449	303,921
Research and development	8,063	10,243	18,042	22,330
General and administrative	71,543	61,229	129,306	112,495
Total operating expenses	681,585	651,914	1,300,744	1,293,224
Loss from operations	(112,249)	(128,048)	(227,137)	(311,170)
Interest expense, net	(247,137)	(207,207)	(474,571)	(399,366)
Other (expense) income, net	(14,528)	64,378	(59,927)	154,308
Loss before income taxes	(373,914)	(270,877)	(761,635)	(556,228)
Income tax benefit	(94,930)	(10,949)	(205,480)	(13,150)
Net loss	(278,984)	(259,928)	(556,155)	(543,078)
Net loss attributable to noncontrolling interests and redeemable noncontrolling interests	(558,757)	(399,002)	(885,939)	(594,334)
Net income attributable to common stockholders	$279,773	$139,074	$329,784	$51,256
Net income per share attributable to common stockholders
Basic	$1.22	$0.63	$1.45	$0.23
Diluted	$1.07	$0.55	$1.28	$0.23
Weighted average shares used to compute net income per share attributable to common stockholders
Basic	229,167	222,474	227,794	221,178
Diluted	261,152	255,107	259,539	244,755

Comparison of the Three Months Ended June 30, 2025 and 2024
Revenue

	Three Months Ended June 30,		Change
	2025	2024	$	%

	(in thousands)
Customer agreements	$433,439	$358,084	$75,355	21%
Incentives	24,561	29,741	(5,180)	(17)%
Customer agreements and incentives	458,000	387,825	70,175	18%

Solar energy systems	37,874	55,281	(17,407)	(31)%
Products	73,462	80,760	(7,298)	(9)%
Solar energy systems and product sales	111,336	136,041	(24,705)	(18)%
Total revenue	$569,336	$523,866	$45,470	9%
Customer Agreements and Incentives. The $75.4 million increase in Revenue from Customer Agreements was primarily due to new systems placed in service in the period from July 1, 2024 through June 30, 2025, plus a full quarter of revenue recognized in 2025 for systems placed in service in the second quarter of 2024 versus only a partial amount of such revenue related to the period in which the assets were in service in 2024. Revenue from incentives consisted primarily of sales of SRECs. The $24.7 million decrease related to the timing and volume of SREC sales which were responsive to market conditions.
Solar Energy Systems and Product Sales. Revenue from solar energy systems sales decrease by 31% compared to the prior year primarily due to an increase in the proportion of customers choosing to enter into a Customer Agreement versus purchasing a system outright using a loan, likely due to increased interest rates. Product sales decreased by $7.3 million, primarily due to the lower average sales price of solar energy products, as well as lower sales volume of solar energy products to installers of solar energy systems compared to the prior year, due to easing of supply chain constraints.
Operating Expenses

	Three Months Ended June 30,		Change
	2025	2024	$	%

	(in thousands)
Cost of customer agreements and incentives	$345,376	$298,665	$46,711	16%
Cost of solar energy systems and product sales	104,144	130,120	(25,976)	(20)%
Sales and marketing	152,459	151,657	802	1%
Research and development	8,063	10,243	(2,180)	(21)%
General and administrative	71,543	61,229	10,314	17%
Total operating expenses	$681,585	$651,914	$29,671	5%

Cost of Customer Agreements and Incentives. The $46.7 million increase in Cost of Customer Agreements and Incentives was primarily due to the new systems placed in service in the period from July 1, 2024 through June 30, 2025, plus a full quarter of costs recognized in 2025 for systems placed in service in the second quarter of 2024 versus only a partial amount of such expenses related to the period in which the assets were in service in 2024.
The Cost of customer agreements and incentives decreased to 75% of customer agreements and incentives revenue during the three months ended June 30, 2025, from 77% during the three months ended June 30, 2024. This decrease is primarily due to customer pricing increases catching up to costs.

Cost of Solar Energy Systems and Product Sales. The $26.0 million decrease in Cost of solar energy systems and product sales was primarily due to the corresponding net decrease in the solar energy systems and product sales discussed above.
The Cost of solar energy systems and product sales decreased to 94% of revenue from solar energy systems and product sales during the quarter ended June 30, 2025, from 96% during the quarter ended June 30, 2024, primarily as the result of customer pricing increases catching up to costs.
Sales and Marketing Expense. The $0.8 million increase in Sales and marketing expense was primarily attributable to an increase in employee compensation. Included in Sales and marketing expense is $23.3 million and $17.3 million of amortization of costs to obtain Customer Agreements for the three months ended June 30, 2025 and 2024, respectively.
Research and Development Expense. The $2.2 million decrease in Research and development expense was primarily attributable to a decrease in headcount driving lower employee compensation, as well as decreased support related consulting costs.
General and Administrative Expense. The $10.3 million increase in General and administrative expenses was primarily attributable to increases related to information technology related consulting costs, as well as increased employee compensation costs.

Non-Operating Expenses, net

	Three Months Ended June 30,		Change
	2025	2024	$	%

	(in thousands)
Interest expense, net	$(247,137)	$(207,207)	$(39,930)	19%
Other (expense) income, net	$(14,528)	$64,378	$(78,906)	(123)%

Interest Expense, net. The increase in interest expense, net of $39.9 million was primarily related to additional non-recourse debt entered into subsequent to June 30, 2024. Included in net interest expense is $18.7 million and $16.9 million of non-cash interest recognized under Customer Agreements that have a significant financing component for the three months ended June 30, 2025 and 2024, respectively.

Other (Expense) Income, net. The decrease in other (expense) income, net of $78.9 million related primarily to losses on derivatives recognized in the three months ended June 30, 2025, as well as to gains on extinguishment of debt during the quarter ended June 30, 2024, with no such comparable activity in the three months ended June 30, 2025.
Income Tax Benefit

	Three Months Ended June 30,		Change
	2025	2024	$	%

	(in thousands)
Income tax benefit	$(94,930)	$(10,949)	$(83,981)	100%

The increase in income tax benefit of $84.0 million was primarily attributable to increased benefit from transferring investment tax credits.

Net Loss Attributable to Noncontrolling Interests and Redeemable Noncontrolling Interests

	Three Months Ended June 30,		Change
	2025	2024	$	%

	(in thousands)
Net loss attributable to noncontrolling interests and redeemable noncontrolling interests	$(558,757)	$(399,002)	$(159,755)	40%

The increase in net loss attributable to noncontrolling interests and redeemable noncontrolling interests was primarily the result of an addition of six new investment funds since June 30, 2025, for which the HLBV method was used in determining the amount of net loss attributable to noncontrolling interests. Investment funds generally allocate more loss to the noncontrolling interest in the first several years after fund formation.

Comparison of the Six Months Ended June 30, 2025 and 2024
Revenue

	Six Months Ended June 30,		Change
	2025	2024	$	%

	(in thousands)
Customer agreements	$814,799	$662,218	$152,581	23%
Incentives	46,121	48,574	(2,453)	(5)%
Customer agreements and incentives	860,920	710,792	150,128	21%

Solar energy systems	77,942	120,346	(42,404)	(35)%
Products	134,745	150,916	(16,171)	(11)%
Solar energy systems and product sales	212,687	271,262	(58,575)	(22)%
Total revenue	$1,073,607	$982,054	$91,553	9%
Customer Agreements and Incentives. The $152.6 million increase in Revenue from Customer Agreements was primarily due to new systems placed in service in the period from July 1, 2024 through June 30, 2025, plus a full six months of revenue recognized in 2025 for systems placed in service in the first six months of 2024 versus only a partial amount of such revenue related to the period in which the assets were in service in 2024. Revenue from incentives consisted primarily of sales of SRECs. The $2.5 million decrease related to the timing and volume of SREC sales which were responsive to market conditions.
Solar Energy Systems and Product Sales. Revenue from solar energy systems sales decreased by $42.4 million compared to the prior year primarily due to an increase in the proportion of customers choosing to enter into a Customer Agreement versus purchasing a system outright using a loan, likely due to increased interest rates. Product sales decreased by $16.2 million, primarily due to the lower average sales price of solar energy products, as well as lower sales volume of solar energy products to installers of solar energy systems compared to the prior year, due to easing of supply chain constraints.

Operating Expenses

	Six Months Ended June 30,		Change
	2025	2024	$	%

	(in thousands)
Cost of customer agreements and incentives	$654,005	$568,199	$85,806	15%
Cost of solar energy systems and product sales	200,942	286,279	(85,337)	(30)%
Sales and marketing	298,449	303,921	(5,472)	(2)%
Research and development	18,042	22,330	(4,288)	(19)%
General and administrative	129,306	112,495	16,811	15%
Total operating expenses	$1,300,744	$1,293,224	$7,520	1%
Cost of Customer Agreements and Incentives. The $85.8 million increase in Cost of Customer Agreements and Incentives was primarily due to the new systems placed in service in the period from July 1, 2024 through June 30, 2025, plus a full six months of costs recognized in 2025 for systems placed in service in the six months of 2024 versus only a partial amount of such expenses related to the period in which the assets were in service in 2024.
The Cost of customer agreements and incentives decreased to 76% of customer agreements and incentives revenue during the six months ended June 30, 2025, from 80% during the six months ended June 30, 2024. This decrease was primarily due to customer pricing increases catching up to costs.
Cost of Solar Energy Systems and Product Sales. The $85.3 million decrease in Cost of solar energy systems and product sales was primarily due to the corresponding net decrease in the solar energy systems and product sales discussed above.
The Cost of solar energy systems and product sales decreased to 94% of revenue from solar energy systems and product sales during the six months ended June 30, 2025, from 106% during the six months ended June 30, 2024, primarily as the result of a $22.1 million increase in inventory reserves related to the wind-down of the AEE Solar operations during the six months ended June 30, 2024, with no such comparable activity in the six months ended June 30, 2025.
Sales and Marketing Expense. The $5.5 million decrease in Sales and marketing expense was primarily attributable to decreases in headcount driving lower employee compensation. Included in Sales and marketing expense is $45.4 million and $34.3 million of amortization of costs to obtain Customer Agreements for the six months ended June 30, 2025 and 2024, respectively.
Research and Development Expense. The $4.3 million decrease in Research and development expense was primarily attributable to a decrease in support related consulting costs, as well as a decline in employee compensation.
General and Administrative Expense. The $16.8 million increase in General and administrative expenses was primarily attributable to increases related to information technology related consulting costs, as well as increased employee compensation costs.

Non-Operating Expenses, net

	Six Months Ended June 30,		Change
	2025	2024	$	%

	(in thousands)
Interest expense, net	$(474,571)	$(399,366)	$(75,205)	19%
Other (expense) income, net	$(59,927)	$154,308	$(214,235)	(139)%

Interest Expense, net. The increase in interest expense, net of $75.2 million was primarily related to additional non-recourse debt entered into subsequent to June 30, 2024. Included in net interest expense is $18.7 million and $16.9 million of non-cash interest recognized under Customer Agreements that have a significant financing component for the six months ended June 30, 2025 and 2024, respectively.

Other (Expense) Income, net. The decrease in other (expense) income, net of $214.2 million related primarily to losses on derivatives recognized in the six months ended June 30, 2025, as well as to gains on extinguishment of debt during the six months ended June 30, 2024, with no such comparable activity in the six months ended June 30, 2025.
Income Tax Benefit

	Six Months Ended June 30,		Change
	2025	2024	$	%

	(in thousands)
Income tax benefit	$(205,480)	$(13,150)	$(192,330)	1,463%

The increase in income tax benefit of $192.3 million is primarily attributable to increased benefit from transferring investment tax credits.
Net Loss Attributable to Noncontrolling Interests and Redeemable Noncontrolling Interests

	Six Months Ended June 30,		Change
	2025	2024	$	%

	(in thousands)
Net loss attributable to noncontrolling interests and redeemable noncontrolling interests	$(885,939)	$(594,334)	$(291,605)	49%

The increase in net loss attributable to noncontrolling interests and redeemable noncontrolling interests was primarily the result of an addition of six new investment funds since June 30, 2024, for which the HLBV method was used in determining the amount of net loss attributable to noncontrolling interests. Investment funds generally allocate more loss to the noncontrolling interest in the first several years after fund formation.

Liquidity and Capital Resources
As of June 30, 2025, we had cash of $618.1 million, which consisted of cash held in checking and savings accounts with financial institutions. We finance our operations mainly through a variety of financing fund arrangements that we have formed with fund investors, cash generated from our sources of revenue and borrowings from secured credit facilities arrangements with syndicates of banks and from secured, long-term non-recourse loan arrangements. In 2024, we received $3.4 billion of new commitments on secured credit facilities arrangements and $1.5 billion of commitments from secured, long-term non-recourse loan arrangements. Our principal uses of cash are funding our business, including the costs of acquisition and installation of solar energy systems, satisfaction of our obligations under our debt instruments and other working capital requirements. As of June 30, 2025, we had outstanding borrowings of $336.5 million on our $447.5 million credit facility maturing in March 2027. In February 2024, we amended one of our subsidiary’s senior secured credit facility to, among other things, increase the total commitments from $1.8 billion to $2.4 billion and extend the maturity date from April 2025 to April 2028. In July 2024, we amended the same senior secured credit facility to increase total commitments from $2.4 billion to $2.6 billion. In February 2024, we amended our bank line of credit to, among other things, reduce the total commitments from $600.0 million to $447.5 million, and to extend the maturity date from January 2025 to November 2025. As of September 30, 2024, this maturity date was automatically extended to March 1, 2027, due to us maintaining funds on deposit in a collateral account equal to an amount sufficient to repay at the scheduled maturity all of our 0% Senior Convertible Notes due 2026 that are outstanding as of September 30, 2024 and being otherwise in compliance with our quarter-end liquidity covenant. For further information regarding certain of the impacts our ability to raise capital on our business, see Part II, Item 1A. Risk Factors— Risks Related to Our Operating Structure and Financing Activities—"We need to raise capital to finance the continued growth of our operations and solar service business. If capital is not available to us on acceptable terms, as and when needed, our business and prospects would be materially and adversely impacted. In addition, our business is affected by general economic conditions and related uncertainties affecting markets in which we operate. Volatility in current economic conditions could adversely impact our business, including our ability to raise financing.”

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

	Six Months Ended June 30,
	2025	2024

	(in thousands)
Consolidated cash flow data:
Net cash used in operating activities	$(396,865)	$(351,638)
Net cash used in investing activities	(1,347,842)	(1,144,249)
Net cash provided by financing activities	1,809,368	1,550,297
Net change in cash and restricted cash	$64,661	$54,410
Operating Activities
During the six months ended June 30, 2025, we used $396.9 million in net cash from operating activities. The driver of our operating cash outflow consisted of the cost of our revenue, as well as sales, marketing and general and administrative costs. During the six months ended June 30, 2025, our operating cash outflows were $151.7 million from our net loss excluding non-cash and non-operating items. Changes in working capital resulted in a net cash outflow of $245.1 million.

During the six months ended June 30, 2024, we used $351.6 million in net cash from operating activities. The driver of our operating cash outflow consisted of the cost of our revenue, as well as sales, marketing and general and administrative costs. During the six months ended June 30, 2024, our operating cash outflows were $238.3 million from our net loss excluding non-cash and non-operating items. Changes in working capital resulted in a net cash inflow of $113.3 million.
Investing Activities
During the six months ended June 30, 2025, we used $1.3 billion in cash in investing activities. The majority was used to design, acquire and install solar energy systems and components under our long-term Customer Agreements.
During the six months ended June 30, 2024, we used $1.1 billion in cash in investing activities. The majority was used to design, acquire and install solar energy systems and components under our long-term Customer Agreements.
Financing Activities
During the six months ended June 30, 2025, we generated $1.8 billion from financing activities. This was primarily driven by $816.5 million in net proceeds from fund investors, $1.1 billion in net proceeds from debt (which includes $146.7 million of normal amortization for existing debt), offset by $12.8 million in repayments under finance lease obligations.

During the six months ended June 30, 2024, we generated $1.6 billion from financing activities. This was primarily driven by $376.8 million in net proceeds from fund investors, $1.2 billion in net proceeds from debt (which includes $103.5 million of normal amortization for existing debt) and $11.0 million in net proceeds from stock-based awards activity, offset by $19.9 million in acquisition of noncontrolling interests and $13.8 million in repayments under finance lease obligations.

Debt and Investment Fund Commitments
As of June 30, 2025, we had committed and available capital of approximately $197.0 million that may only be used to purchase and install solar energy systems. We intend to establish new investment funds in the future, and we may also use debt, equity or other financing strategies to finance our business. For a discussion of the terms and conditions of debt instruments and changes thereof in the period, refer to Note 8, Indebtedness, to our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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

In connection with that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective and designed to provide reasonable assurance that the information required to be disclosed is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms as of June 30, 2025. As such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, “disclosure controls and procedures” means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

Risks Related to the Battery Storage and Solar Industry

The battery storage and solar energy industry is an emerging market which is constantly evolving and may not develop to the size or at the rate we expect.

The battery storage and solar energy industry is an emerging and constantly evolving market opportunity. We believe the battery storage and solar energy industry is evolving and maturing, and we cannot be certain that the market will grow to the size or at the rate we expect. For example, we have experienced increases in cancellations of our Customer Agreements in certain geographic markets during various periods in our operating history. Any future growth of the solar energy market and the success of our offerings depend on many factors beyond our control, including recognition and acceptance of the battery storage and solar service market by consumers, the pricing of alternative sources of energy, a favorable regulatory environment, the continuation of expected tax benefits and other incentives, and our ability to provide our solar service offerings cost effectively. If the markets for battery storage and solar energy do not develop to the size or at the rate we expect, our business may be adversely affected.

Home battery storage and solar energy has yet to achieve broad market acceptance and depends in part on continued support in the form of rebates, tax credits, and other incentives from federal, state and local governments. For example, the most notable recent federal tax legislation affecting our business is the One Big Beautiful Bill Act ("OBBB"), that President Trump signed into law on July 4, 2025. The new law makes adverse changes to tax policies that we rely upon, including the Section 48E Clean Electricity Investment Credit and its associated “bonus” credits. The law maintains the Section 48E credit for energy storage through 2033, and it shortens the availability of the 48E credit for solar facilities to the end of 2027. The law also applies new “Foreign Entity of Concern” (“FEOC”) restrictions to the Section 48E credit, which could potentially deny tax credits to projects that use certain components or receive "material assistance" from FEOC entities, thereby potentially increasing costs and potentially reducing demand. Further, the law ends the Section 25D Residential Clean Energy Credit starting in 2026. Additionally, there have been significant changes in the residential solar policy and pricing framework in California, which is one of our key markets and represents over 45% of our customer base. Changes to California’s net metering policy, with the new billing regime implemented in April 2023, presented a significant change to the financial credits California customers receive from our solar and battery systems and may limit the financial attractiveness of our offerings in this market, particularly for solar-only systems. Originations in California are below levels prior to the Net Billing Tariff (“NBT”) transition, and without further increases in originations, our new installations in California may continue to decline compared to prior periods, which could have a material adverse effect on our business operations and financial performance. If support diminishes materially for solar or storage policy related to rebates, tax credits, bill crediting, or other incentives, our ability to obtain external financing on acceptable terms, or at all, could be materially adversely affected. These types of funding limitations could lead to inadequate financing support for the anticipated growth in our business. Furthermore, growth in residential solar energy depends in part on macroeconomic conditions, retail prices of electricity and customer preferences, each of which can change quickly. Declining macroeconomic conditions, including in job markets and residential real estate markets, could contribute to instability and uncertainty among customers and impact their financial wherewithal, credit scores or interest in entering into long-term contracts, even if such contracts would generate immediate and long-term savings.

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

U.S. trade and tariff policy regarding solar energy equipment has experienced a high level of activity in recent years, under both the Trump and Biden Administrations. Most recently, on July 1, 2025, the U.S. Commerce Department launched a “Section 232” national security investigation into imported polysilicon, a key component in solar panels. If the investigation finds that imported polysilicon poses a threat to U.S. national security, the Trump Administration could impose tariffs on those imports, potentially increasing the price of some of the equipment we procure.

In addition, on April 21, 2025, the U.S. Commerce Department issued final anti-dumping (“AD”) and countervailing duty (“CVD”) rates on crystalline solar cells and modules imported from Vietnam, Malaysia, Thailand and Cambodia. These countries have supplied the majority of imported solar cells and modules to the United States in the past, and now face new country-wide final AD or CVD tariff rates ranging from 1.92% to 534.67%. The Commerce Department also imposed new tariffs on individual cell and module manufacturers in those countries. The imposition of tariffs generally has an inflationary effect on module prices for solar energy equipment installers, including us.

In addition, U.S. laws and regulations intended to prevent the importation of goods manufactured with forced labor has and could continue to affect our business operation and supply chain, including ongoing enforcement of the Uyghur Forced Labor Prevention Act and the withhold release order (“WRO”) that U.S. Customs and Border Protection (“CBP”) issued on June 24, 2021 applicable to certain silica-based products manufactured in the Xinjiang Uyghur Autonomous Region of China. Intensive examinations, withhold release orders, and related governmental procedures have resulted in supply chain and operational delays throughout the industry, and we have implemented policies and procedures to maintain compliance and minimize delays. These and similar trade restrictions that may be imposed in the future could cause delivery and installation delays, and restrict the global supply of polysilicon and solar products. This could result in near-term demand for available solar energy systems despite higher costs, increased costs of polysilicon and the overall cost of solar energy systems, and equipment shortages, potentially reducing overall demand for and limiting the supply of our products and services.

Since January 2025, we have faced substantial trade policy volatility, marked by escalating tariffs and trade investigations that create substantial uncertainty in our supply chain and cost structure. In April, The Trump Administration implemented broad "reciprocal" tariffs, including a 10% baseline tariff on most imports. While a 90-day pause on many country-specific reciprocal tariffs was announced and later extended to August 1, 2025, as bilateral negotiations continue, the 10% global tariffs largely remain in effect and many of these rates are now expected to increase after August 1. Existing tariffs on steel and aluminum were notably already increased to 50% for most countries, with specific exemptions for the UK. Additionally, investigations into potential tariffs on copper and lumber imports are ongoing, alongside other sector and country-specific actions, with recent indications of a 50% tariff on copper slated to be imposed in August. The legal standing of some reciprocal tariffs is currently under federal court review, though these rulings are stayed pending appeal, meaning the announced tariffs remain in effect.
The trade relationship with China has seen particularly aggressive and fluctuating tariff escalations. Although previous tariffs on Chinese imports reached as high as 145%, an agreement on May 14, 2025 temporarily reduced U.S. tariffs on Chinese goods to 30% for 90 days, with China reciprocating by lowering its retaliatory tariffs to 10% for the same period. However, other pre-existing U.S. tariffs on Chinese goods generally persist and are additive. The highly fluid situation with China is potentially subject to further changes as this 90-day pause period concludes and with the ongoing sector investigations into polysilicon and semiconductors.

These developments compound existing trade measures, including the previously discussed AD/CVD tariffs on solar cells and modules and the 50% Section 232 tariffs on steel and aluminum. The cumulative effect impacts both our direct equipment procurement costs and the expenses faced by our U.S.-based component suppliers, whose manufacturing inputs are subject to these tariffs.

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

The battery storage and solar energy industry is highly competitive and continually evolving as participants strive to distinguish themselves within their markets and compete with large utilities. We believe that our primary competitors are the established utilities that supply energy to homeowners by traditional means. We compete with these utilities primarily based on price, predictability of price, and the ease by which homeowners can switch to electricity generated by our solar service offerings. If we cannot offer compelling value to customers based on these factors, then our business and revenue will not grow. Utilities generally have substantially greater financial, technical, operational and other resources than we do. As a result of their greater size, utilities may be able to devote more resources to the research, development, promotion and sale of their products or respond more quickly to evolving industry standards and changes in market conditions than we can. Furthermore, these competitors are able to devote substantially more resources and funding to regulatory and lobbying efforts.

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

We face competition from other residential battery storage and solar service providers, and we also may face competition from new entrants into the third-party ownership market as a result of the passage of the OBBB and its impacts to customer-claimed tax credits. Some of these competitors may have a higher degree of brand name recognition, differing business and pricing strategies, lower barriers to entry into the solar market, and greater capital resources than we have, as well as extensive knowledge of our target markets. For example, more recently, we have seen some of these competitors offer significantly higher turnkey prices and sales commissions than prevailing industry norms. If we are unable to establish or maintain a consumer brand that resonates with customers, maintain high customer satisfaction, or compete with the pricing offered by our competitors, our sales and market share position may be adversely affected, as our growth is primarily dependent on originating new customers. We also face competitive pressure from companies that may offer lower-priced consumer offerings than we do.

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

As the battery storage and solar industry grows and evolves, we will continue to face existing competitors as well as new competitors who are not currently in the market (including those resulting from the consolidation of existing competitors) that achieve significant developments in alternative technologies or new products such as storage solutions, EV chargers, loan products, or other programs related to third-party ownership. Our failure to adapt to changing market conditions, to compete successfully with existing or new competitors and to adopt new or enhanced technologies could limit our growth and have a material adverse effect on our business and prospects.

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

Extreme weather events and climate change may have long-term impacts on our business, our industry, and the global economy.

Extreme weather, impacts from climate change, and dramatic increase in demand for electricity on the grid, present unprecedented challenges for energy systems, and we anticipate volatility for our industry. While our core business model seeks to accelerate a transition to renewable energy, there are inherent climate-related risks to our business operations. Warming temperatures throughout the United States, and in California, our biggest market, in particular, have contributed to extreme weather, intense drought, and increased wildfire risks. These extreme weather events have the potential to disrupt our business, our third-party suppliers, and our customers, and may cause us to incur additional operational costs. They can also cause a decrease in the output from our systems due to smoke or haze. Additionally, if weather patterns significantly shift due to climate change, it may be harder to predict the average annual amount of sunlight striking each location where our solar energy systems are installed. This could make our solar service offerings less economical overall or make individual systems less economical.

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

The passage of the OBBB in July 2025, adjusted the availability of federal tax credits for various energy technologies, and is expected to lead to additional changes for tax equity. As a result, availability of tax equity may present constraints to our growth and harm our financial performance. In addition, terms for tax equity funds, including the realization of tax credit value through potential structures that utilize transferability of the ITC, may not be on terms that we view as favorable.

During the first quarter of 2024, we transitioned a large portion of our funding from a traditional tax equity framework (where tax equity funding is typically provided at or before installation) to a tax credit transfer framework under transferability provisions (where the timing of tax equity or cash equity funding can be dependent on the timing of the transfer of the tax credits, which occurs in arrears following the date the associated solar system is placed in service). Under this transferability framework, any transfers of tax credits that occur in arrears can occur in a range from monthly to up to a year or more following the date the associated solar system is placed in service. As a result, the timing of tax equity and/or cash equity funding can be delayed, which may adversely impact our business and operations and may cause volatility to our cash flows as we have an increased mix of transferability funds. Although the OBBB made certain adverse changes to the availability of federal tax credits for various energy technologies, transferability generally was maintained with the passage of the OBBB.

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

Risks Related to Regulation and Policy

Federal tax policy impacts the competitiveness of our service offerings to customers and our market.

At the federal level, tax policy and associated regulations have a direct impact on our business. The most notable recent tax legislation affecting our business is the OBBB that President Trump signed into law on July 4, 2025. The new law adjusts federal energy tax policies that we rely upon, including the Section 48E Clean Electricity Investment Credit and its associated “bonus” credits. For example, the law maintains the Section 48E credit for energy storage through 2033, it shortens the availability of the 48E credit for solar facilities to the end of 2027. The law also applies new “Foreign Entity of Concern” restrictions to the Section 48E credit, which could potentially deny tax credits to projects that use certain components or receive “material assistance” from FEOC entities, thereby potentially increasing costs and potentially reducing demand. The law ends the customer-claimed Section 25D Residential Clean Energy Credit starting in 2026. Changes in the law to the Section 45X Advanced Manufacturing Production Credit could also affect us indirectly, through our suppliers. The implementation of the law through the federal regulatory process could also directly affect our business.

The customer value proposition for home solar, storage, and home electrification products is influenced by a number of factors, including, but not limited to, the retail price of electricity, the valuation of electricity not consumed on site and exported to the grid, the rate design mechanisms of customers’ utility bills, various policies related to the permitting and interconnection costs of our products to homes and the grid, the availability of incentives for solar, batteries, and other electrification products, and other policies which allow aggregations of our systems to provide the grid value. Significant changes to any of these factors may impact the competitiveness of our service offerings to customers.

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

In connection with the value attributed to exported electricity, net metering (“NEM”) had traditionally been a main policy mechanism to measure and value exported electricity sent back to the grid in the markets within which we do business. That value has always varied depending on the retail price of power in a certain market, substantial differences in rate design per market, and NEM market specific differences, including billing details around how to carry over NEM credits, whether or not to cap the amount of net metered solar in a specific market, or how a specific market values the exported electricity. A substantial majority of the markets in which we operate have implemented various styles of NEM policies, allowing end customers to receive credits for the electricity not consumed on site and exported to the grid.

Some states, including our largest market of California, have moved away from the traditional retail NEM credit structure of paying the full retail rate for exported electricity, and instead, such states have chosen to value excess generation by customers’ solar systems in different ways. Arizona moved to a declining export rate in 2016, and Nevada similarly transitioned to a step-down export credit over time starting in 2017. Hawaii transitioned from retail NEM in 2016 and developed programs that utilize values from rooftop solar paired with batteries to support grid needs. At the end of 2024, Illinois transitioned from traditional retail NEM to a Smart Solar Billing tariff, which includes an upfront distribution system payment paired with a time-varying export rate, which maintained customer value by utilizing solar paired with batteries. In 2024, the Fiscal Oversight and Management Board of Puerto Rico filed a lawsuit that would require the Puerto Rico Energy Board to review and determine the future of NEM, which could revise or reverse Puerto Rico’s Act 10, which had unanimously extended NEM through 2031. The lawsuit is still ongoing. Additionally, some states like New Jersey and Maryland have established caps or thresholds that will trigger regulatory review of net metering policies in the coming years.

Most notably, in 2023, California moved to a net billing tariff (NBT) structure in which exported electricity is no longer valued at the retail rate and is instead valued by the state’s “avoided cost” annual calculations. The California Public Utilities Commission in its final decision also rejected a solar-specific fixed charge and rejected the creation of new non-bypassable charges, minimum bills, and grid participation charges for solar and solar plus storage customers.

In 2024 the California Public Utilities Commission (CPUC) approved a fixed charge of $24.15/month for most customers of the three major investor-owned utility territories, with no change in existing income-tiers, which was considerably smaller than originally proposed by utilities The decision added a smaller fixed monthly charge of $6/month and $12/month, respectively, for the two-tiers of existing low-income customers.

Under the new California NBT framework, storage paired with solar has a heightened value proposition to customers, and we have seen an increased demand for our solar plus storage offerings, thereby increasing the importance of procuring a variety of battery storage products and potentially accentuating supply chain risks related to battery storage systems. The new NBT framework may also result in the introduction of new product offerings and pricing structures by our competitors throughout the solar and utilities industries. This may also result in increased competition and uncertainty regarding the demand for such new products and offerings, which may adversely impact our business and results of operations. Existing customers utilizing net metering under NEM1 or NEM2 billing regimes have also been routinely protected. Most recently in 2025, legislation was introduced (AB942) which would have retroactively eliminated net metering billing contracts for existing customers. However, the Senate Energy Committee on July 15, 2025 approved a version of the bill that protects existing customers from any retroactive changes.

Electric utility statutes and regulations and changes to such statutes or regulations may present technical, regulatory and economic barriers to the purchase and use of our solar and battery service offerings that may significantly reduce demand for such offerings.

Federal, state, and local government statutes and regulations concerning electricity heavily influence the market for our solar service offerings and are constantly evolving. These statutes, regulations, and administrative rulings relate to electricity pricing, net metering, consumer protection, incentives, taxation, competition with utilities and the interconnection of home solar energy and battery systems to the electrical grid. These statutes and regulations are constantly evolving. Governments, often acting through state utility or public service commissions, change and adopt different rates for residential customers on a regular basis and these changes can have a negative impact on our ability to deliver savings, or energy bill management, to customers.

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

All states regulate investor-owned utility retail electricity pricing. In addition, there are numerous publicly owned utilities and electric cooperatives that establish their own retail electricity pricing through some form of regulation or internal process. These regulations and policies could deter potential customers from purchasing our solar service offerings. For example, some utilities in states such as Arizona and Utah have sought and secured rate design changes that reduce the credit for residential solar exports to below the retail rate and impose new charges for rooftop solar customers. Utilities in additional states may follow suit. Such rate changes can include changing rates to charge lower volume-based rates—the rates charged for kilowatt hours of electricity purchased by a residential customer—while raising unavoidable fixed charges and levying charges on homeowners based on their point of maximum demand during a month (referred to as “demand charge”). These forms of rate design could adversely impact our business by reducing the value of the electricity our solar energy systems produce, and reducing any savings customers realize by purchasing our solar and battery service offerings. These proposals could be replicated in other states. In addition to changes in general rates charged to all residential customers, utilities sometimes have proposed solar-specific charges (which may be fixed charges, capacity-based charges, or other rate charges). Any of these changes could materially reduce the demand for our offerings and could limit the number of markets in which our offerings are competitive with electricity provided by the utilities.

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

Our Customer Agreements are third-party ownership arrangements. Sales of electricity by third parties face regulatory challenges in some states and jurisdictions. These challenges pertain to issues such as whether third-party-owned systems qualify for the same rebates, tax exemptions or other non-tax incentives available for homeowner-owned solar energy systems, whether third-party-owned systems are eligible at all for these incentives, whether our Customer Agreements are properly characterized as leases or PPAs, and whether third-party-owned systems are eligible for net metering and the associated significant cost savings. Texas and Connecticut clarified through legislation that third-party-owned residential solar systems would be treated the same as customer-owned systems, and would qualify for the existing residential solar property tax exemption. Additionally, Virginia passed legislation in 2024 that clarified leased systems are allowed. Adverse regulatory treatment of third-party ownership arrangements could reduce demand for our solar and battery service offerings, adversely impact our access to capital and cause us to increase the price we charge customers for energy.

Interconnection limits or circuit-level caps imposed by utilities or regulators may significantly reduce our ability to sell electricity from our solar service offerings in certain markets or slow interconnections, harming our growth rate and customer satisfaction scores.

Interconnection rules establish the circumstances in which rooftop solar and batteries will be connected to the electricity grid. Interconnection limits or circuit-level caps imposed by regulators or utilities may curb our growth in key markets. Utilities throughout the country have different rules and regulations regarding interconnection and some utilities cap or limit the amount of solar energy that can be interconnected to the grid. Our systems do not provide power to customers until they are interconnected to the grid, and some relevant laws and regulations in certain markets may considerably slow the timing or increase costs of interconnection, which may in turn impact the system production and our business and sales results.

Interconnection regulations are based on claims from utilities regarding the amount of solar energy that can be connected to the grid without causing grid reliability issues or requiring significant grid upgrades. Interconnection limits could slow our future installations, harming our growth rate and customer satisfaction scores. Additionally, the California, Illinois, and Hawaii public utilities commissions require the activation of some advanced inverter functionality to head off presumed grid reliability issues, which may require more oversight of the operation of the solar energy systems over time, but may also help ensure circuits remain open or interconnection costs remain low. We expect utility requirements to incorporate these advanced functions provided by the IEEE 1547-2018/UL-1741 SB inverters and that they will become more commonplace. Additional states are expected to adopt the usage of advanced inverters to align with California’s anticipated requirement that all new systems use inverters certified to the new UL 1741 SB standard. This requirement became effective in March 2023. All of our vendors are certified to this standard.

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

We and our solar partners purchase solar panels, inverters, batteries, and other system components from a limited number of suppliers, making us susceptible to quality issues, shortages, bottlenecks, regulatory risks, and price changes. If we or our solar partners fail to develop, maintain and expand our relationships with these or other suppliers, we may be unable to adequately meet anticipated demand for our solar service offerings, or we may only be able to offer our systems at higher costs or after delays. If one or more of the suppliers that we or our solar partners rely upon to meet anticipated demand ceases or reduces production, we may be unable to quickly identify alternate suppliers or to qualify alternative products on commercially reasonable terms, and we may be unable to satisfy this demand.

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

Human rights issues in foreign countries and the U.S. government response to them could also disrupt our supply chain and operations. In particular, the WRO issued by the CBP on June 24, 2021 applicable to certain silica-based products manufactured in the Xinjiang Uyghur Autonomous Region of China, and any other allegations regarding forced labor in China and U.S. trade regulations to prohibit the importation of any goods derived from forced labor, could affect our operations. Further, the Uyghur Forced Labor Prevention Act that President Biden signed into law on December 23, 2021, which took effect on June 21, 2022, has affected, and may continue to affect, our supply chain and operations. Intensive examinations, withhold release orders, and related governmental procedures have resulted in supply chain and operational delays throughout the industry, and we have implemented policies and procedures to maintain compliance and minimize delays. These and other similar trade restrictions that may be imposed in the future could cause delivery and installation delays, and restrict the global supply of polysilicon and solar products. This, coupled with the passage of the Inflation Reduction Act of 2022 (the "IRA"), could result in near-term demand for available solar energy systems despite higher costs, as well as increased costs of polysilicon and the overall cost of solar energy systems, potentially reducing overall demand for our products and services.

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

Policy can impact solar installation completion timelines. For example, California passed SB 379 in 2022, which imposes a required timeline for cities and counties to implement an online, automated solar permitting platform. In 2024 and 2025, Maryland, Texas, Florida, and New Jersey similarly passed streamlined permitting legislation that can reduce installation timelines.

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

We typically bear the risk of loss and are generally obligated to cover the cost of maintenance, repair and removal for any solar energy system that we sell or lease to our investment funds. At the time we sell or lease a solar energy system to an investment fund, we enter into a maintenance services agreement where we agree to operate and maintain the system for a fixed fee that is calculated to cover our future expected maintenance costs. If our solar energy systems require an above-average amount of repairs or if the cost of repairing systems were higher than our estimate, we would need to perform such repairs without additional compensation. If our solar energy systems, more than 45% of which were located in California as of June 30, 2025, are damaged as the result of a natural disaster beyond our control, losses could exceed or be excluded from, our insurance policy limits, and we could incur unforeseen costs that could harm our business and financial condition. We may also incur significant costs for taking other actions in preparation for, or in reaction to, such events. We purchase property insurance with industry standard coverage and limits approved by an investor’s third-party insurance advisors to hedge against such risk, but such coverage may not cover our losses.

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

As of June 30, 2025, California represented over 45% of our customer base. This concentration of our customer base and operational infrastructure could lead to our business and results of operations being particularly susceptible to adverse economic, regulatory, political, weather and other conditions in this market and in other markets that may become similarly concentrated, in particular the east coast, where we have seen significant growth recently. Changes to California's net metering and tariff structure in 2023 created additional uncertainty and challenges, and thus a shift to more solar-paired-with-storage offerings, given the size of our customer base in California. Originations in California continue to be below levels prior to the NBT transition, and without further increases in originations, our new installations in California may continue to decline compared to prior periods, which could have a material adverse effect on our business operations and financial performance.

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

The value of our solar energy systems at the end of the associated term of the lease or PPA may be lower than projected, and future removal, disposal and recycling obligations could change, all of which may adversely affect our financial performance and valuation.

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

Furthermore, it is difficult to predict how future environmental regulations may affect the costs associated with the removal, disposal or recycling of our solar energy systems. These uncertainties could affect our calculation of AROs associated with our solar energy systems, which could increase in the future. If the value in trade or renewal revenue is less than we expect, we may be required to recognize all or some of the remaining unamortized costs without corresponding revenues to offset the net effect of the cost. The foregoing risks could have a material effect on our future balance sheets, cash flows, and results of operations.

We are exposed to the credit risk of customers and payment delinquencies on our accounts receivables.

Our Customer Agreements are typically for 20 or 25 years and require the customer to make monthly payments to us. Accordingly, we are subject to the credit risk of customers. As of June 30, 2025, the average FICO score of our customers under a Customer Agreement with a monthly payment schedule remained at or above 740, which is generally categorized as a “Very Good” credit profile by the Fair Isaac Corporation. However, this may decline to the extent FICO score requirements under future investment funds are relaxed. While customer defaults have been immaterial to date, we expect that the risk of customer defaults may increase as we grow our business. Due to the immaterial amount of customer defaults to date, our reserve for this exposure is minimal, and our future exposure may exceed the amount of such reserves. If we experience increased customer credit defaults, our revenue and our ability to raise new investment funds could be adversely affected. If economic conditions worsen, certain of our customers may face liquidity concerns and may be unable to satisfy their payment obligations to us on a timely basis or at all, which could have a material adverse effect on our financial condition and results of operations.

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

Our solar service offerings have been eligible for federal ITCs, U.S. Treasury grants, and other tax benefits. We have relied on, and will continue to rely on, tax equity investment funds, which are financing structures that monetize a substantial portion of those benefits, in order to finance our solar service offerings. If, for any reason, we are unable to continue to monetize those benefits through these arrangements, we may be unable to provide and maintain our solar service offerings for customers on an economically viable basis.

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

The federal government currently offers ITCs under Sections 48(a) (for solar facilities that began construction prior to January 1, 2025) and 48E of the Code, for the installation of certain energy properties, including solar power and storage facilities owned for business purposes. The 48(a) credit was extended and expanded upon and the 48E credit was created by the IRA, which was signed into law by President Biden on August 16, 2022. The IRA also created several ITC “bonus credits” to further incentivize various types of solar and storage facilities.

On July 4, 2025, the One Big Beautiful Bill Act (H.R. 1) (the “OBBB”) was signed into law by the President of the United States. The OBBB contains a number of changes to the IRA that significantly impact the availability of the ITCs under Sections 48(a) and 48E of the Code, including the accelerated sunsetting of certain investment tax credits (including for residential solar projects), and certain limited restrictions on their transferability to third-parties for sale. In particular, ITCs for solar projects under Section 48E are terminated if they do not begin construction by July 4, 2026 unless such projects are placed in service by December 31, 2027. The OBBB also introduces significant restrictions beginning in 2026 around certain foreign entities, which will not only impact who can invest in renewable energy projects, but also who can supply components and know-how to develop them. Furthermore, on July 7, 2025, the President of the United States issued an Executive Order that directs the Secretary of the Treasury, within 45 days of the enactment of the OBBB, to enforce termination of the ITC for solar by issuing new and/or revised guidance related to existing beginning of construction rules. We cannot predict with certainty what such guidance will say, or how it will impact our existing safe harboring strategies. We routinely monetize investment tax credits and such monetization is a key component in our financing of solar projects. Obtaining tax equity funding (and tax equity funding on advantageous terms) may become more challenging as a result of the OBBB. Additionally, the benefits of the ITC have historically enhanced our ability to provide competitive pricing for customers. Accordingly, the OBBB could slow our growth and adversely impact our financial results and operational metrics.

In addition, our inability to operationalize these tax credits, avail ourselves of tax credit benefits in a timely fashion, or ensure the facilities we intend to qualify under the ITC bonus credits satisfy the applicable requirements could impact our ability to compete, and compromise or eliminate opportunities to financially benefit from these tax credits, which would adversely impact our business.

The federal government also currently offers a Residential Clean Energy Credit, for the installation of certain solar power facilities owned by residential taxpayers, which is applicable to customers who purchase a solar energy system outright as opposed to entering into a Customer Agreement. As a result of the tax policy changes in the OBBB this credit will expire on December 31, 2025. Expiration of the Residential Clean Energy Credit could reduce the number of customers who choose to purchase our solar energy systems and may further adversely impact our financial results and operational metrics.

We and our tax equity partners have claimed and expect to continue to claim ITCs with respect to qualifying solar energy and energy storage projects, subject to the accelerated expiration of such ITCs under the OBBB. However, the application of law and guidance regarding ITC eligibility to the facts of particular solar energy projects remains subject to a number of uncertainties. With respect to the Section 48E final rule that the U.S. Treasury issued on January 15, 2025 (“Treasury Regulations”), there can be no assurance that the IRS will agree with our approach in the event of an audit. While the U.S. Department of the Treasury addressed and clarified certain outstanding issues from the proposed Treasury Regulations regarding energy property and aggregation, the final rules may be subject to further interpretation and guidance. The IRS and U.S. Treasury may modify existing guidance, possibly with retroactive effect. For example, President Trump’s July 7, 2025 executive order regarding solar and wind tax credits could change current IRS guidance on the beginning of construction, potentially limiting taxpayers’ ability to safe-harbor equipment and claim the 48E credit in the future. Additionally, on January 1, 2025, the ITC framework of Section 48 that the solar industry has historically relied upon shifted to the “tech-neutral” 48E credit applied separately to a qualified facility and energy storage technology. This transition may create uncertainty regarding the implementation of Section 48E of the Code under this new framework, which may cause delays or potentially adverse impacts on our business. Any of the foregoing items could reduce the amount of ITCs available to us and our tax equity partners. In this event, we could be required to indemnify tax equity partners for disallowed ITCs, adjust the terms of future tax equity partnerships, or seek alternative sources of funding for solar energy projects, each of which could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

We have purchased insurance policies insuring us and related parties for additional taxes owed in respect of lost ITCs, depreciation, gross-up costs and expenses incurred in defending the types of claims described above. However, these policies only cover certain investment funds and have negotiated exclusions from, and limitations to, coverage and therefore may not cover us for all such lost ITCs, taxes, costs and expenses.

Now or in the future, routine IRS audits may subject us to indemnity obligations to investors, and may result in certain limited out-of-pocket costs and potential increased insurance premiums in the future.

Our business currently depends in part on the availability of utility rebates, tax credits and other benefits, tax exemptions and exclusions, and other financial incentives on the federal, state, and/or local levels. We may be adversely affected by changes in, and application of, these laws or other incentives to us, and the expiration, elimination or reduction of these benefits could adversely impact our business.

Our business depends in part on government policies that promote and support solar energy and enhance the economic viability of owning solar energy systems. U.S. federal, state and local governmental bodies have provided incentives to owners, distributors, installers and manufacturers of solar energy systems to promote solar energy. These incentives include ITCs and Residential Energy Efficient Property Credit, as discussed above, as well as other tax credits, rebates and SRECs associated with solar energy generation. The OBBB made significant changes to these incentives at the federal level, as described above under “Our ability to provide our solar service offerings to customers on an economically viable basis depends in part on our ability to finance these systems with fund investors who seek particular tax and other benefits.” Some markets, such as New Jersey and Maryland, currently utilize SRECs. SRECs can be volatile and their value could decrease over time as the supply of SREC-

producing solar energy systems installed in a particular market increases. We rely on these incentives to lower our cost of capital and to attract investors, all of which enable us to lower the price we charge customers for our solar service offerings. These incentives have had a significant impact on the development of solar energy but they have undergone significant changes and could change further at any time, especially after changes in the Administration or Congress. These incentives may also expire on a particular date, when the allocated funding is exhausted, or be reduced, terminated or repealed without notice. The financial value of certain incentives may also decrease over time.

In addition to the OBBB, prior federal tax legislation, the Tax Cuts and Jobs Act (the "TCJA"), was enacted in December 2017. As part of the TCJA, the current corporate income tax rate was reduced, and there were other changes including limiting or eliminating various other deductions, credits and tax preferences. The OBBB generally continued these policies into the future after 2025, when some of them were set to expire. This reduction in the corporate income tax rate may have reduced appetite for the ITC and depreciation benefits available with respect to solar facilities. The IRA also implemented a corporate alternative minimum tax of 15% of financial statement income (subject to certain adjustments) for companies that report over $1 billion in profits to shareholders; similar to existing law, business credits (including ITCs) are limited to 75% of income in excess of $25,000 (with no limit against the first $25,000). The OBBB permanently extended many provisions of the TCJA and did not change the corporate income tax rate, although we cannot predict whether and to what extent such rate may change in the future as a result of further changes to the Code. Further limitations on, or elimination of, the tax benefits that support the financing of solar energy under the OBBB and other aspects of current U.S. law could significantly impact our ability to raise tax equity investment funds or impact the terms thereof, including the amount of cash distributable to our investors. Similarly, any unfavorable interpretations of tax law by the IRS and/or the courts with respect to our financing structures could reduce the willingness of investors to invest in our funds associated with any such structure.

Any effort to repeal, overturn or alter federal and state laws, regulations or policies that are supportive of solar energy generation or that remove costs or other limitations on other types of energy generation that compete with solar energy projects could materially and adversely affect our business.

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

Our executive officers, directors and each of our stockholders who beneficially own 5% or more of our outstanding common stock and their affiliates, in the aggregate, beneficially own approximately 45.2% of the outstanding shares of our common stock, based on the number of shares outstanding as of June 30, 2025. As a result, these stockholders, if acting together, will be able to influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. They may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentrated control may have the effect of delaying or preventing a change in control of our company, could deprive our stockholders of an opportunity to receive a premium for their capital stock and might ultimately affect the market price of our common stock.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sales of Equity Securities
None.
Issuer Purchases of Equity Securities
None.

Item 4. MINE SAFETY DISCLOSURES
None.

Item 5. OTHER INFORMATION

Rule 10b5-1 Disclosure

During our last fiscal quarter, certain of our directors and officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated the contracts, instructions or written plans for the purchase or sale of our securities as noted below.

On May 16, 2025, Jeanna Steele, our Chief People and Legal Officer, entered into a new trading plan that is intended to satisfy the affirmative defense of Rule 10b5-1(c) and which cancelled and replaced her existing plan that was entered into on March 13, 2025. The sole purpose of amending the plan was to increase certain limit prices, and under the new amended plan, the trading plan expiration date and share amounts remain unchanged from the prior plan, as described below. The plan remains set to expire on July 9, 2026 and provides for the following transactions, each of which is subject to the Company's stock price reaching certain price thresholds: (i) the exercise of up to 129,752 stock options and the sale of the underlying shares of common stock, and (ii) the sale of up to 524,014 shares of common stock.

On June 9, 2025, Lynn Jurich, our Co-Executive Chair of the Board of Directors, adopted a trading plan for the sale of the Company’s common stock that is intended to satisfy the affirmative defense of Rule 10b5-1(c). The trading plan is set to expire on August 20, 2026 and provides for the sale of up to 800,000 shares of common stock, subject to the Company's stock price reaching certain price thresholds.

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

SUNRUN INC.

Date: August 6, 2025	By:	/s/ Mary Powell
Mary Powell
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Danny Abajian
Danny Abajian
Chief Financial Officer
(Principal Financial Officer)