Form 10-Q
period 2025-09-30
Sunrun Inc.
filed 2025-11-06
CIK 1469367

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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

As of November 3, 2025, the number of shares of the registrant’s common stock outstanding was 232,041,826.

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

Sunrun Inc.
Consolidated Balance Sheets
(In Thousands, Except Share Par Values)
(Unaudited)

	September 30, 2025	December 31, 2024
Assets
Current assets:
Cash	$709,148	$574,956
Restricted cash	446,460	372,312
Accounts receivable (net of allowances for credit losses of $18,186 and $15,420 as of September 30, 2025 and December 31, 2024, respectively)	248,279	170,706
Inventories	569,987	402,083
Prepaid expenses and other current assets	96,597	202,579
Total current assets	2,070,471	1,722,636
Restricted cash	148	148
Solar energy systems, net	16,599,888	15,032,115
Property and equipment, net	86,813	121,239
Other assets	3,468,162	3,021,746
Total assets (1)	$22,225,482	$19,897,884
Liabilities and total equity
Current liabilities:
Accounts payable	$336,547	$354,214
Distributions payable to noncontrolling interests and redeemable noncontrolling interests	44,122	41,464
Accrued expenses and other liabilities	539,419	543,752
Deferred revenue, current portion	159,623	129,442
Deferred grants, current portion	4,178	7,900
Finance lease obligations, current portion	25,360	26,045
Non-recourse debt, current portion	311,531	231,665
Total current liabilities	1,420,780	1,334,482
Deferred revenue, net of current portion	1,321,558	1,208,905
Deferred grants, net of current portion	191,340	196,535
Finance lease obligations, net of current portion	44,336	66,139
Convertible senior notes	473,234	479,420
Line of credit	319,210	384,226
Non-recourse debt, net of current portion	13,517,611	11,806,181
Other liabilities	169,324	119,846
Deferred tax liabilities	123,510	137,940
Total liabilities (1)	17,580,903	15,733,674
Commitments and contingencies (Note 14)
Redeemable noncontrolling interests	729,861	624,159
Stockholders’ equity:
Preferred stock, $0.0001 par value—authorized, 200,000 shares as of September 30, 2025 and December 31, 2024; no shares issued and outstanding as of September 30, 2025 and December 31, 2024	—	—
Common stock, $0.0001 par value—authorized, 2,000,000 shares as of September 30, 2025 and December 31, 2024; issued and outstanding, 231,605 and 225,662 shares as of September 30, 2025 and December 31, 2024, respectively	23	23
Additional paid-in capital	6,867,123	6,747,236
Accumulated other comprehensive income	50,249	86,814
Retained earnings	(3,933,493)	(4,279,866)
Total stockholders’ equity	2,983,902	2,554,207
Noncontrolling interests	930,816	985,844
Total equity	3,914,718	3,540,051
Total liabilities, redeemable noncontrolling interests and total equity	$22,225,482	$19,897,884

1)The Company’s consolidated assets as of September 30, 2025 and December 31, 2024 include $14,950,023 and $13,290,216, respectively, in assets of variable interest entities (“VIEs”) that can only be used to settle obligations of the VIEs. These assets include solar energy systems, net as of September 30, 2025 and December 31, 2024 of $13,537,400 and $12,062,819, respectively; cash as of September 30, 2025 and December 31, 2024 of $307,697 and $420,756, respectively; restricted cash as of September 30, 2025 and December 31, 2024 of $54,064 and $57,892, respectively; accounts receivable, net as of September 30, 2025 and December 31, 2024 of $129,872 and $92,259, respectively; inventories as of September 30, 2025 and December 31, 2024 of $136,189 and $62,581, respectively; prepaid expenses and other current assets as of September 30, 2025 and December 31, 2024 of $7,207 and $7,616, respectively; and other assets as of September 30, 2025 and December 31, 2024 of $777,594 and $586,293, respectively. The Company’s consolidated liabilities as of September 30, 2025 and December 31, 2024 include $2,527,643 and $2,343,040, respectively, in liabilities of VIEs whose creditors have no recourse to the Company. These liabilities include accounts payable as of September 30, 2025 and December 31, 2024 of $5,234 and $5,400, respectively; distributions payable to noncontrolling interests and redeemable noncontrolling interests as of September 30, 2025 and December 31, 2024 of $44,123 and $41,465, respectively; accrued expenses and other current liabilities as of September 30, 2025 and December 31, 2024 of $48,576 and $42,997, respectively; deferred revenue as of September 30, 2025 and December 31, 2024 of $986,213 and $826,854, respectively; non-recourse debt as of September 30, 2025 and December 31, 2024 of $1,423,076 and $1,407,784, respectively; and other liabilities as of September 30, 2025 and December 31, 2024 of $20,421 and $18,540, respectively.
The accompanying notes are an integral part of these consolidated financial statements.

Sunrun Inc.
Consolidated Statements of Operations
(In Thousands, Except Per Share Amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue:
Customer agreements and incentives	$491,600	$405,861	$1,352,520	$1,116,653
Solar energy systems and product sales	232,957	131,312	445,644	402,574
Total revenue	724,557	537,173	1,798,164	1,519,227
Operating expenses:
Cost of customer agreements and incentives	315,811	308,382	969,816	876,581
Cost of solar energy systems and product sales	165,480	125,312	366,422	411,591
Sales and marketing	164,798	162,490	463,247	466,411
Research and development	9,267	8,180	27,309	30,510
General and administrative	65,550	60,587	194,856	173,082
Total operating expenses	720,906	664,951	2,021,650	1,958,175
Income (Loss) from operations	3,651	(127,778)	(223,486)	(438,948)
Interest expense, net	(265,788)	(215,615)	(740,359)	(614,981)
Other (expense) income, net	(17,880)	(82,598)	(77,807)	71,710
Loss before income taxes	(280,017)	(425,991)	(1,041,652)	(982,219)
Income tax benefit	(2,172)	(13,803)	(207,652)	(26,953)
Net loss	(277,845)	(412,188)	(834,000)	(955,266)
Net loss attributable to noncontrolling interests and redeemable noncontrolling interests	(294,434)	(328,422)	(1,180,373)	(922,756)
Net income (loss) attributable to common stockholders	$16,589	$(83,766)	$346,373	$(32,510)
Net income (loss) per share attributable to common stockholders
Basic	$0.07	$(0.37)	$1.51	$(0.15)
Diluted	$0.06	$(0.37)	$1.33	$(0.15)
Weighted average shares used to compute net income (loss) per share attributable to common stockholders
Basic	230,980	223,695	228,868	222,078
Diluted	267,473	223,695	262,196	222,078

The accompanying notes are an integral part of these consolidated financial statements.

Sunrun Inc.
Consolidated Statements of Comprehensive Income (Loss)
(In Thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income (loss) attributable to common stockholders	$16,589	$(83,766)	$346,373	$(32,510)
Unrealized gain (loss) on derivatives, net of income taxes	713	(50,708)	(25,971)	3,568
Adjustment for net gain on derivatives recognized into earnings, net of income taxes	(3,356)	(6,687)	(10,594)	(21,055)
Other comprehensive loss	(2,643)	(57,395)	(36,565)	(17,487)
Comprehensive income (loss)	$13,946	$(141,161)	$309,808	$(49,997)

Sunrun Inc.
Consolidated Statements of Redeemable Noncontrolling Interests and Equity
Three Months Ended September 30, 2025 and 2024
(In Thousands)
(Unaudited)

	Three Months Ended September 30, 2025
	Redeemable Noncontrolling Interests	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
		Shares	Amount
Balance at June 30, 2025	$715,585	230,321	$23	$6,823,894	$52,892	$(3,950,082)	$2,926,727	$803,910	$3,730,637
Exercise of stock options	—	53	—	607	—	—	607	—	607
Issuance of restricted stock units, net of tax withholdings	—	1,231	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	29,613	—	—	29,613	—	29,613
Contributions from noncontrolling interests and redeemable noncontrolling interests	39,027	—	—	—	—	—	—	485,788	485,788
Distributions to noncontrolling interests and redeemable noncontrolling interests	(17,524)	—	—	—	—	—	—	(44,181)	(44,181)
Net (loss) income	(7,227)	—	—	—	—	16,589	16,589	(287,207)	(270,618)
Acquisition of noncontrolling interests	—	—	—	13,009	—	—	13,009	(27,494)	(14,485)
Other comprehensive loss, net of income taxes	—	—	—	—	(2,643)	—	(2,643)	—	(2,643)
Balance at September 30, 2025	$729,861	231,605	$23	$6,867,123	$50,249	$(3,933,493)	$2,983,902	$930,816	$3,914,718

	Three Months Ended September 30, 2024
	Redeemable Noncontrolling Interests	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
		Shares	Amount
Balance at June 30, 2024	$635,865	223,298	$22	$6,653,582	$94,584	$(1,382,443)	$5,365,745	$1,046,862	$6,412,607
Exercise of stock options	—	106	—	976	—	—	976	—	976
Issuance of restricted stock units, net of tax withholdings	—	683	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	26,249	—	—	26,249	—	26,249
Contributions from noncontrolling interests and redeemable noncontrolling interests	—	—	—	—	—	—	—	494,569	494,569
Distributions to noncontrolling interests and redeemable noncontrolling interests	(17,330)	—	—	—	—	—	—	(47,460)	(47,460)
Net income (loss)	15,282	—	—	—	—	(83,766)	(83,766)	(343,704)	(427,470)
Acquisition of noncontrolling interest	—	—	—	26,224	—	—	26,224	(27,724)	(1,500)
Other comprehensive loss, net of income taxes	—	—	—	—	(57,395)	—	(57,395)	—	(57,395)
Balance at September 30, 2024	$633,817	224,087	$22	$6,707,031	$37,189	$(1,466,209)	$5,278,033	$1,122,543	$6,400,576

Sunrun Inc.
Consolidated Statements of Redeemable Noncontrolling Interests and Equity
Nine Months Ended September 30, 2025 and 2024
(In Thousands)
(Unaudited)

	Nine Months Ended September 30, 2025
	Redeemable Noncontrolling Interests	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
		Shares	Amount
Balance at December 31, 2024	$624,159	225,662	$23	$6,747,236	$86,814	$(4,279,866)	$2,554,207	$985,844	$3,540,051
Exercise of stock options	—	64	—	690	—	—	690	—	690
Issuance of restricted stock units, net of tax withholdings	—	4,870	—	—	—	—	—	—	—
Shares issued in connection with the Employee Stock Purchase Plan	—	1,009	—	8,482	—	—	8,482	—	8,482
Stock-based compensation	—	—	—	92,119	—	—	92,119	—	92,119
Contributions from noncontrolling interests and redeemable noncontrolling interests	325,173	—	—	—	—	—	—	1,134,926	1,134,926
Distributions to noncontrolling interests and redeemable noncontrolling interests	(55,410)	—	—	—	—	—	—	(124,342)	(124,342)
Net (loss) income	(146,555)	—	—	—	—	346,373	346,373	(1,033,818)	(687,445)
Acquisition of noncontrolling interest	(17,506)	—	—	18,596	—	—	18,596	(31,794)	(13,198)
Other comprehensive loss, net of taxes	—	—	—	—	(36,565)	—	(36,565)	—	(36,565)
Balance at September 30, 2025	$729,861	231,605	$23	$6,867,123	$50,249	$(3,933,493)	$2,983,902	$930,816	$3,914,718

	Nine Months Ended September 30, 2024
	Redeemable Noncontrolling Interests	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
		Shares	Amount
Balance at December 31, 2023	$676,177	219,392	$22	$6,609,229	$54,676	$(1,433,699)	$5,230,228	$1,007,608	$6,237,836
Exercise of stock options	—	521	—	3,579	—	—	3,579	—	3,579
Issuance of restricted stock units, net of tax withholdings	—	3,324	—	—	—	—	—	—	—
Shares issued in connection with the Employee Stock Purchase Plan	—	850	—	8,374	—	—	8,374	—	8,374
Stock-based compensation	—	—	—	97,576	—	—	97,576	—	97,576
Contributions from noncontrolling interests and redeemable noncontrolling interests	16,435	—	—	—	—	—	—	1,274,051	1,274,051
Distributions to noncontrolling interests and redeemable noncontrolling interests	(51,146)	—	—	—	—	—	—	(195,937)	(195,937)
Net income (loss)	1,565	—	—	—	—	(32,510)	(32,510)	(924,321)	(956,831)
Capped Call Transaction	—	—	—	(38,365)	—	—	(38,365)	—	(38,365)
Acquisition of noncontrolling interest	(9,214)	—	—	26,638	—	—	26,638	(38,858)	(12,220)
Other comprehensive loss, net of taxes	—	—	—	—	(17,487)	—	(17,487)	—	(17,487)
Balance at September 30, 2024	$633,817	224,087	$22	$6,707,031	$37,189	$(1,466,209)	$5,278,033	$1,122,543	$6,400,576

Sunrun Inc.
Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Nine Months Ended September 30,
	2025	2024
Operating activities:
Net loss	$(834,000)	$(955,266)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization, net of amortization of deferred grants	541,149	458,533
Income tax benefit	(207,652)	(26,953)
Stock-based compensation expense	79,620	83,956
Interest on pass-through financing obligations	—	8,837
Reduction in pass-through financing obligations	—	(20,787)
Unrealized loss on derivatives	78,704	2,311
Other noncash items	218,094	105,259
Changes in operating assets and liabilities:
Accounts receivable	(95,748)	(20,715)
Inventories	(167,904)	117,398
Prepaid expenses and other assets	(443,908)	(470,617)
Accounts payable	(35,082)	36,379
Accrued expenses and other liabilities	11,679	76,406
Deferred revenue	143,437	97,465
Deferred tax liabilities	193,223	—
Net cash used in operating activities	(518,388)	(507,794)
Investing activities:
Payments for the costs of solar energy systems	(2,088,932)	(1,907,667)
Purchases of property and equipment, net	(2,551)	(945)
Net cash used in investing activities	(2,091,483)	(1,908,612)
Financing activities:
Proceeds from state tax credits, net of recapture	9,668	5,203
Proceeds from trade receivable financing	167,081	—
Repayment of trade receivable financing	(195,584)	—
Proceeds from line of credit	200,486	305,556
Repayment of line of credit	(265,502)	(452,534)
Proceeds from issuance of convertible senior notes, net of capped call transaction	—	444,822
Repurchase of convertible senior notes	(2,124)	(229,346)
Proceeds from issuance of non-recourse debt	3,896,379	3,364,956
Repayment of non-recourse debt	(2,170,694)	(1,692,214)
Payment of debt fees	(63,930)	(93,747)
Proceeds from pass-through financing and other obligations, net	—	4,795
Repayment of pass-through financing obligation	—	(240,288)
Payment of finance lease obligations	(19,037)	(20,635)
Contributions received from noncontrolling interests and redeemable noncontrolling interests	1,460,099	1,290,486
Distributions paid to noncontrolling interests and redeemable noncontrolling interests	(177,099)	(238,388)
Acquisition of noncontrolling interest	(30,704)	(21,434)
Proceeds from transfer of investment tax credits	1,156,652	557,111
Payments to redeemable noncontrolling interests and noncontrolling interests of investment tax credits	(1,156,652)	(557,111)
Net proceeds related to stock-based award activities	9,172	11,953
Net cash provided by financing activities	2,818,211	2,439,185

Net change in cash and restricted cash	208,340	22,779
Cash and restricted cash, beginning of period	947,416	987,838
Cash and restricted cash, end of period	$1,155,756	$1,010,617
Supplemental disclosures of cash flow information
Cash paid for interest	$547,317	$423,839
Cash paid for income taxes	$—	$—
Supplemental disclosures of noncash investing and financing activities
Purchases of solar energy systems and property and equipment included in accounts payable and accrued expenses	$58,229	$59,658
Right-of-use assets obtained in exchange for new finance lease liabilities	$2,732	$35,507

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

Note 2. Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting, and in the opinion of management, include all adjustments of a normal recurring nature necessary for the fair presentation of the Company’s interim financial statements. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. As such, these unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s annual report on Form 10-K for the year ended December 31, 2024. The results of the nine months ended September 30, 2025 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2025 or other future periods.
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
Revenue from external customers (including, but not limited to homeowners) for each group of similar products and services is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Customer agreements	$458,460	$368,641	$1,273,259	$1,030,859
Incentives	33,140	37,220	79,261	85,794
Customer agreements and incentives	491,600	405,861	1,352,520	1,116,653

Solar energy systems	164,789	47,189	242,731	167,535
Product sales	68,168	84,123	202,913	235,039
Solar energy systems and product sales	232,957	131,312	445,644	402,574
Total revenue	$724,557	$537,173	$1,798,164	$1,519,227

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

The following table provides a reconciliation of cash and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows. Cash and restricted cash consists of the following (in thousands):

	Nine Months Ended September 30,
	2025	2024
Beginning of period:
Cash	$574,956	$678,821
Restricted cash, current and long-term	372,460	309,017
Total	$947,416	$987,838

End of period:
Cash	$709,148	$533,863
Restricted cash, current and long-term	446,608	476,754
Total	$1,155,756	$1,010,617
Accounts Receivable
Accounts receivable consist of amounts due from customers, as well as state and utility rebates due from government agencies and utility companies. Under Customer Agreements, the customers typically assign incentive rebates to the Company.
Accounts receivable, net consists of the following (in thousands):

	September 30, 2025	December 31, 2024
Customer receivables	$223,847	$179,152
Other receivables	42,618	6,974
Allowance for credit losses	(18,186)	(15,420)
Total	$248,279	$170,706
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
Supplier Finance Agreements
The Company has entered into supplier finance agreements with certain financial institutions, whereby these institutions pay amounts related to trade and inventory payables to suppliers on behalf of the Company. The terms of these agreements allow the Company to extend, at its sole discretion, the original supplier payment terms up to 90 or 120 days. The Company does not provide any form of guarantee under these financing agreements. Amounts outstanding under these agreements were $98.7 million as of September 30, 2025 and $130.2 million as of December 31, 2024, respectively. The Company records interest for the period the supplier finance obligation is outstanding and reflects the proceeds and payments related to these transactions as a financing activity within its consolidated statements of cash flows.

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
The balance of deferred revenue was $1.2 billion as of December 31, 2023. Deferred revenue consists of the following (in thousands):

	September 30, 2025	December 31, 2024
Under Customer Agreements:
Payments received, net	$1,028,064	$950,225
Financing component balance	85,371	79,731
	1,113,435	1,029,956

Under SREC contracts:
Payments received, net	348,101	291,972
Financing component balance	19,645	16,419
	367,746	308,391

Total	$1,481,181	$1,338,347

During the three months ended September 30, 2025 and 2024, the Company recognized revenue of $43.5 million and $41.5 million, respectively, and during the nine months ended September 30, 2025 and 2024, the Company recognized revenue of $115.1 million and $103.7 million, respectively, from amounts included in deferred revenue at the beginning of the respective periods. Revenue allocated to remaining performance obligations represents contracted revenue that has not yet been recognized and includes deferred revenue as well as amounts that will be invoiced and recognized as revenue in future periods. Contracted but not yet recognized revenue was approximately $36.2 billion as of September 30, 2025, of which the Company expects to recognize approximately 5% over the next 12 months. The annual recognition is not expected to vary significantly over the next 10 years as the vast majority of existing Customer Agreements have at least 10 years remaining, given that the average age of the Company’s fleet of residential solar energy systems under Customer Agreements is less than six years due to the Company being formed in 2007 and having experienced significant growth in the last few years. The annual recognition on these existing contracts will gradually decline over the midpoint of the typical 20- or 25-year initial term of individual Customer Agreements.
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

Solar energy systems and product sales
For solar energy systems sold to customers, revenue is recognized when the solar energy system passes inspection by the authority having jurisdiction, which inspection generally occurs after installation but prior to PTO, at which time the Company has met the performance obligation in the contract. For solar energy system sales that include delivery obligations up until interconnection to the local power grid with PTO, the Company recognizes revenue at PTO. Additionally, for storage and solar energy system sales for which the performance obligation is satisfied over time, revenue is recognized as the contract milestones are met. Certain solar energy systems sold to customers include fees for extended warranty and maintenance services. These fees are recognized over the life of the service agreement. The Company’s installation Projects are typically completed in less than twelve months.
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
In July 2025, the FASB issued ASU 2025-05, Financial Instruments — Credit Losses (Topic 326) — Measurement of Credit Losses for Accounts Receivable and Contract Assets. This guidance provides a practical expedient permitting an entity to assume that conditions at the balance sheet date remain unchanged over the life of the asset when estimating expected credit losses for current accounts receivable and current contract assets. This ASU is effective for fiscal years beginning after December 15, 2025 and interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating this guidance and the impact it may have on its future consolidated financial statements.
In September 2025, the FASB issued ASU 2025-06, Intangibles — Goodwill and Other — Internal-Use Software (Subtopic 350-40) — Targeted Improvements to the Accounting for Internal-Use Software. The amendments in this update improve the operability of the guidance by removing all references to software development project stages and clarifies the threshold entities apply to begin capitalizing cost. This ASU is effective for fiscal years beginning after December 15, 2027 and interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating this guidance and the impact it may have on its future consolidated financial statements.

Note 3. Fair Value Measurement
At September 30, 2025 and December 31, 2024, the carrying value of receivables, accounts payable, accrued expenses and distributions payable to noncontrolling interests approximates fair value due to their short-term nature and falls under the Level 2 hierarchy. The carrying values and fair values of debt instruments are as follows (in thousands):

	September 30, 2025		December 31, 2024
	Carrying Value	Fair Value	Carrying Value	Fair Value
Recourse debt	$797,901	$967,756	$863,646	$807,801
Senior debt	4,573,857	4,537,614	4,738,594	4,681,858
Subordinated debt	3,227,361	3,163,466	2,667,010	2,539,930
Securitization debt	6,027,924	5,887,721	4,632,242	4,363,326
Total	$14,627,043	$14,556,557	$12,901,492	$12,392,915
At September 30, 2025 and December 31, 2024, the fair value of certain recourse debt and certain senior, subordinated and securitization loans approximate their carrying values because their interest rates are variable rates that approximate rates currently available to the Company. At September 30, 2025 and December 31, 2024, the fair value of the Company’s other debt instruments are based on rates currently offered for debt with similar maturities and terms. The Company’s fair value of the debt instruments fell under the Level 2 hierarchy. These valuation approaches involve some level of management estimation and judgment, the degree of which is dependent on the price transparency for the instruments or market.

At September 30, 2025 and December 31, 2024, financial instruments measured at fair value on a recurring basis, based upon the fair value hierarchy, are as follows (in thousands):

	September 30, 2025
	Level 1	Level 2	Level 3	Total
Derivative assets:
Interest rate swaps	$—	$80,886	$—	$80,886
Total	$—	$80,886	$—	$80,886
Derivative liabilities:
Interest rate swaps	$—	$25,128	$—	$25,128
Total	$—	$25,128	$—	$25,128

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Derivative assets:
Interest rate swaps	$—	$171,758	$—	$171,758
Total	$—	$171,758	$—	$171,758
Derivative liabilities:
Interest rate swaps	$—	$7,385	$—	$7,385
Total	$—	$7,385	$—	$7,385

The above balances are recorded in other assets and other liabilities, respectively, in the consolidated balance sheets, except for $11.3 million and $30.6 million as of September 30, 2025 and December 31, 2024, respectively, which is recorded in prepaid expenses and other current assets and $1.1 million and nil as of September 30, 2025 and December 31, 2024, respectively, which is recorded in accrued expenses and other liabilities.
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

Note 4. Inventories
Inventories consist of the following (in thousands):

	September 30, 2025	December 31, 2024
Raw materials	$387,368	$357,870
Work-in-process	182,619	44,213
Total	$569,987	$402,083
The IRS provided taxpayers a safe harbor opportunity for solar facilities that began construction prior to January 1, 2025 and are placed in service on or after January 1, 2025 to elect the application of the ITC (as defined below) under Section 48(a) of the Internal Revenue Code of 1986 (the "Code"). The Company has sought to avail itself of the safe harbor in order to retain the ability to elect the application of the ITC under Section 48(a) of the Code by incurring certain costs and taking title to equipment in 2024. As of September 30, 2025 and December 31, 2024, there was $84.5 million and $349.5 million, respectively, related to the safe harbor program within raw materials.

Note 5. Solar Energy Systems, net
Solar energy systems, net consists of the following (in thousands):

	September 30, 2025	December 31, 2024
Solar energy system equipment costs	$15,702,142	$14,258,772
Inverters and batteries	3,181,588	2,554,739
Total solar energy systems	18,883,730	16,813,511
Less: accumulated depreciation and amortization	(3,213,860)	(2,732,888)
Add: construction-in-progress	930,018	951,492
Total solar energy systems, net	$16,599,888	$15,032,115
All solar energy systems, including construction-in-progress, have been leased to or are subject to signed Customer Agreements with customers. The Company recorded depreciation expense related to solar energy systems of $173.4 million and $146.2 million for the three months ended September 30, 2025 and 2024, respectively, and $500.6 million and $431.3 million for the nine months ended September 30, 2025 and 2024, respectively. The depreciation expense was reduced by the amortization of deferred grants of $2.4 million for both the three months ended September 30, 2025 and 2024, respectively, and $7.3 million and $6.1 million for the nine months ended September 30, 2025 and 2024, respectively.

Note 6. Other Assets
Other assets consist of the following (in thousands):

	September 30, 2025	December 31, 2024
Costs to obtain contracts - Customer Agreements	$2,453,708	$2,084,545
Costs to obtain contracts - incentives	2,481	2,481
Accumulated amortization of costs to obtain contracts	(314,517)	(243,989)
Unbilled receivables	889,782	681,823
Allowance for credit loss on unbilled receivables	(9,004)	(6,928)
Equity investment	81,297	81,297
Operating lease right-of-use assets	67,846	76,810
Other assets	296,569	345,707
Total	$3,468,162	$3,021,746
The Company recorded amortization of costs to obtain contracts of $25.8 million and $20.9 million for the three months ended September 30, 2025 and 2024, respectively, and $71.2 million and $55.2 million for the nine months ended September 30, 2025 and 2024, respectively, in Sales and marketing in the consolidated statements of operations.
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

Note 7. Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consist of the following (in thousands):

	September 30, 2025	December 31, 2024
Accrued employee compensation	$124,246	$104,747
Accrued interest	123,897	115,112
Operating lease obligations	25,695	28,784
Accrued supplier finance obligations	98,655	130,238
Other accrued expenses	166,926	164,871
Total	$539,419	$543,752

Note 8. Indebtedness
As of September 30, 2025, debt consisted of the following (in thousands, except percentages):

	September 30, 2025	December 31, 2024	Unused Borrowing Capacity (1)	Weighted Average Interest Rate at September 30, 2025 (2)	Weighted Average Interest Rate at December 31, 2024 (2)	Contractual Interest Rate (3)	Contractual Maturity Date
Recourse debt
Line of credit (4)	$319,210	$384,226	$—	8.07%	8.45%	SOFR +3.25% - 3.75%	March 2027
0% Convertible Senior Notes(5)	5,457	7,687	—	—%	—%	—%	February 2026
4% Convertible Senior Notes(6)	483,187	483,187	—	4.00%	4.00%	4.00%	March 2030
Total recourse debt	807,854	875,100	—
Unamortized debt discount	(9,953)	(11,454)	—
Total recourse debt, net	797,901	863,646	—

Non-recourse debt (7)
Senior revolving and delayed draw loans (8)	1,897,800	2,412,400	87,300	6.97%	7.24%	SOFR +2.35%- 3.10%	March 2027 - February 2028
Senior non-revolving loans(9)	2,683,400	2,325,558	—	6.29%	6.66%	4.66% - 6.93%; SOFR +1.90% - 2.25%	September 2026 - July 2060
Subordinated revolving and delayed draw loans (8)	35,400	20,400	—	13.35%	13.62%	SOFR +9.10%	March 2027
Subordinated loans (10)(11)	3,245,172	2,691,534	—	9.48%	9.36%	7.00% - 10.75%; SOFR +6.50% - 6.90%	April 2027 - January 2042
Securitized loans	6,128,430	4,705,549	—	5.40%	5.08%	2.27% - 6.60%	April 2048 - January 2061
Total non-recourse debt	13,990,202	12,155,441	87,300
Unamortized debt (discount) premium, net	(161,060)	(117,595)	—
Total non-recourse debt, net	13,829,142	12,037,846	87,300
Total debt, net	$14,627,043	$12,901,492	$87,300

(1)Represents the additional amount the Company could borrow, if any, based on the state of its existing assets as of September 30, 2025.
(2)Reflects weighted average contractual, unhedged rates. See Note 9, Derivatives for hedge rates.

(3)Ranges shown reflect a fixed interest rate and rates using SOFR, as applicable.
(4)The working capital facility (the “Facility”) was amended in October 2024 and its total commitment of up to $447.5 million is secured by substantially all of the unencumbered assets of the Company, as well as ownership interests in certain subsidiaries of the Company. Borrowings under the Facility may be designated as Base Rate Loans or Term SOFR Loans, subject to certain terms and conditions under the Credit Agreement. Base Rate Loans accrue interest at a rate per year equal to 2.25% to 2.75% depending on total outstanding balance as a percentage of total commitment plus the highest of (a) the federal funds rate plus 0.50%, (b) the interest rate determined from time to time by the Administrative Agent as its prime rate and notified to the Company, (c) the Adjusted Term SOFR Rate (defined below) for a one-month interest period in effect on such day (or if such day is not a business day, the immediately preceding business day) plus 1.00% and (d) 0.00%. Term SOFR Loans accrue interest at a rate per annum equal to (a) 3.25% to 3.75% depending on total outstanding balance as a percentage of total commitment plus (b) the greater of (i) 0.00% and (ii) the sum of (x) the forward-looking term rate for a period comparable to the applicable available tenor based on SOFR that is published by CME Group Benchmark Administration Ltd or a successor for the applicable interest period and (y) (1) if the applicable interest period is one month, 0.11448%, (2) if the applicable interest period is three months, 0.26161% or (c) if the applicable interest period is six months, 0.42826% (the rate pursuant to clause (b), the “Adjusted Term SOFR Rate”). The maturity date of this facility was automatically extended to March 1, 2027 in September 2024, due to the Company maintaining funds on deposit in a collateral account equal to an amount sufficient to repay at the scheduled maturity all of its 0% Senior Convertible Notes due 2026 that were outstanding on September 30, 2024 and the Company was otherwise in compliance with its quarter-end liquidity covenant. This facility is subject to various restrictive covenants, such as the completion and presentation of audited consolidated financial statements, maintaining a minimum modified interest coverage ratio, a minimum modified current ratio, a maximum modified leverage ratio, and a minimum unencumbered cash balance, in each case, tested quarterly. The Company was in compliance with all debt covenants as of September 30, 2025.
(5)Convertible senior notes due 2026 (the “2026 Notes”) under this category with an outstanding balance of $5.5 million as of September 30, 2025 will not bear regular interest, and the principal amount of the 2026 Notes will not accrete. The 2026 Notes may bear special interest under specified circumstances relating to the Company’s failure to comply with its reporting obligations under the Indenture or if the 2026 Notes are not freely tradeable as required by the indenture. The 2026 Notes will mature on February 1, 2026, unless earlier repurchased by the Company, redeemed by the Company or converted pursuant to their terms. The initial conversion rate of the Notes is 8.4807 shares of the Company’s common stock, par value $0.0001 per share, per $1,000 principal amount of 2026 Notes, which is equivalent to an initial conversion price of approximately $117.91 per share. The conversion rate will be subject to adjustment upon the occurrence of certain specified events but will not be adjusted for any accrued and unpaid special interest. In addition, upon the occurrence of a make-whole fundamental change or an issuance of a notice of redemption, the Company will, in certain circumstances, increase the conversion rate by a number of additional shares for a holder that elects to convert its 2026 Notes in connection with such make-whole fundamental change or notice of redemption. The debt discount recorded on the 2026 Notes is being amortized to interest expense at an effective interest rate of 0.57%. As of September 30, 2025, $7.7 million of the debt discount was amortized to interest expense inception to date. In connection with the offering of the 2026 Notes, the Company entered into privately negotiated capped call transactions (the “2026 Capped Calls”) with certain of the initial purchasers and/or their respective affiliates at a cost of approximately $28.0 million. The 2026 Capped Calls are classified as equity and were recorded to additional paid-in-capital within stockholders’ equity as of March 31, 2021. The 2026 Capped Calls each have an initial strike price of approximately $117.91 per share, subject to certain adjustments, which corresponds to the initial conversion price of the 2026 Notes. The 2026 Capped Calls have initial cap prices of $157.22 per share. The 2026 Capped Calls cover, subject to anti-dilution adjustments, approximately 3.4 million shares of common stock. The 2026 Capped Calls are expected generally to reduce the potential dilution to the common stock upon any conversion of 2026 Notes and/or offset any cash payments the Company is required to make in excess of the principal amount of the 2026 Notes, as the case may be, in the event the market price per share of common stock, as measured under the 2026 Capped Calls, is greater than the strike price of the 2026 Capped Call, with such offset subject to a cap. If, however, the market price per share of the common stock, as measured under the 2026 Capped Calls, exceeds the cap price of the 2026 Capped Calls, there would be dilution and/or there would not be an offset of such potential cash payments, in each case, to the extent that the then-market price per share of the common stock exceeds the cap price. The final components of the 2026 Capped Calls are scheduled to expire on January 29, 2026. None of the conversion criteria has been met as of September 30, 2025. The 2026 Notes outstanding balance is recorded in accrued and other liabilities in the consolidated balance sheet as of September 30, 2025.

(6)Convertible senior notes due 2030 (the “2030 Notes” and, together with the 2026 Notes, the “Notes”) under this category with an outstanding balance of $483.2 million as of September 30, 2025 will bear regular interest at 4.00% per annum, and the principal amount of the 2030 Notes will not accrete. The 2030 Notes may bear special interest under specified circumstances relating to the Company’s failure to comply with its reporting obligations under the indenture or if the 2030 Notes are not freely tradeable as required by the indenture. The 2030 Notes will mature on March 1, 2030, unless repurchased by the Company, redeemed by the Company or converted pursuant to their terms prior to maturity. The initial conversion rate of the 2030 Notes is 61.3704 shares of the Company’s common stock, par value $0.0001 per share, per $1,000 principal amount of 2030 Notes, which is equivalent to an initial conversion price of approximately $16.29 per share. The conversion rate will be subject to adjustment upon the occurrence of certain specified events but will not be adjusted for any accrued and unpaid special interest. In addition, upon the occurrence of a make-whole fundamental change or an issuance of a notice of redemption, the Company will, in certain circumstances, increase the conversion rate by a number of additional shares for a holder that elects to convert its 2030 Notes in connection with such make-whole fundamental change or notice of redemption. The debt discount recorded on the 2030 Notes is being amortized to interest expense at an effective interest rate of 4.51%. As of September 30, 2025, $3.1 million of the debt discount was amortized to interest expense inception to date. In connection with the offering of the 2030 Notes, the Company entered into privately negotiated capped call transactions (the “2030 Capped Calls”) with certain of the initial purchasers and/or their respective affiliates at a cost of approximately $38.4 million. The 2030 Capped Calls are classified as equity and were recorded to additional paid-in-capital within stockholders’ equity as of September 30, 2025. The 2030 Capped Calls each have an initial strike price of approximately $16.29 per share, subject to certain adjustments, which corresponds to the initial conversion price of the 2030 Notes. The 2030 Capped Calls have initial cap prices of $22.37 per share. The 2030 Capped Calls cover, subject to anti-dilution adjustments, approximately 29.7 million shares of common stock. The 2030 Capped Calls are expected generally to reduce the potential dilution to the common stock upon any conversion of 2030 Notes and/or offset any cash payments the Company is required to make in excess of the principal amount of the 2030 Notes, as the case may be, in the event the market price per share of Common Stock, as measured under the 2030 Capped Calls, is greater than the strike price of the 2030 Capped Call, with such offset subject to a cap. If, however, the market price per share of the common stock, as measured under the 2030 Capped Calls, exceeds the cap price of the 2030 Capped Calls, there would be dilution and/or there would not be an offset of such potential cash payments, in each case, to the extent that the then-market price per share of the common stock exceeds the cap price. The final components of the 2030 Capped Calls are scheduled to expire on February 27, 2030. None of the conversion criteria has been met as of September 30, 2025.
(7)Certain loans under this category are part of project equity transactions.
(8)Pursuant to the terms of the aggregation facilities within this category the Company may draw up to an aggregate principal amount of $2.9 billion in revolver borrowings depending on the available borrowing base at the time.
(9)Loans under this category with a fixed rate had a total outstanding balance of $1.7 billion as of September 30, 2025.
(10)A loan under this category with an outstanding balance of $158.9 million as of September 30, 2025 contains a put option that can be exercised beginning in 2036 that would require the Company to pay off the entire loan on November 30, 2037.
(11)Loans under this category with a floating rate have a total outstanding balance of $671.9 million as of September 30, 2025.

Senior and Subordinated Debt Facilities
Each of the Company’s senior and subordinated debt facilities contain customary covenants, including the requirement to maintain certain financial measurements and provide lender reporting. Each of the senior and subordinated debt facilities also contain certain provisions in the event of default that entitle lenders to take certain actions including acceleration of amounts due under the facilities and acquisition of membership interests and assets that are pledged to the lenders under the terms of the senior and subordinated debt facilities. The facilities are non-recourse to the Company and are secured by net cash flows from Customer Agreements or inventories less certain operating, maintenance and other expenses that are available to the borrower after distributions to tax equity investors, where applicable. Under the terms of these facilities, the Company’s subsidiaries pay interest and principal from the net cash flows available to the subsidiaries. The Company was in compliance with all debt covenants as of September 30, 2025.
Non-Recourse Financings
In connection with each of the Company’s non-recourse debt (including securitized loans), assets (consisting of membership interests in project companies that own photovoltaic systems and related Customer Agreements) were contributed by the Company to special purpose subsidiaries of the Company (each a “Non-Recourse Borrower”). Each of such financings contains customary covenants including the requirement to provide reporting to the indenture trustee or collateral agent and, if applicable, ratings agencies. Each of the financings also contains certain provisions which entitle the indenture trustee or collateral agent to take certain actions upon the occurrence of an event of default, including acceleration of amounts due under the facilities and the foreclosure on the assets of the Non-Recourse Borrower that are pledged to the lenders under the terms thereof. The facilities are non-recourse to the Company and are secured by first priority security interests by each Non-Recourse Borrower in favor of the indenture trustee or collateral agent in all of the Non-Recourse Borrower’s assets including the cash flows from Customer Agreements which are available to each Non-Recourse Borrower after giving effect to certain operating, maintenance and other expenses and, where applicable, distributions to tax equity investors. As a result of such security interests, the assets of each Non-Recourse Borrower are not available to the creditors of the Company unless and until distributions from such entities are made to the Company as permitted under the applicable facility documentation. Under the terms of these financings, each Non-Recourse Borrower pays interest and principal from such net cash flows. The Company was in compliance with all debt covenants as of September 30, 2025.

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
The interest rate swaps have been designated as cash flow hedges. The credit risk adjustment associated with these swaps is the risk of non-performance by the counterparties to the contracts. In the nine months ended September 30, 2025, the hedge relationships on the Company’s interest rate swaps have been assessed as highly effective as the quarterly assessment performed determined changes in cash flows of the derivative instruments have been highly effective in offsetting the changes in the cash flows of the hedged items, are expected to be highly effective in the future and the critical terms of the interest rate swaps match the critical terms of the underlying forecasted hedged transactions. Accordingly, changes in the fair value of these derivatives are recorded as a component of accumulated other comprehensive income, net of income taxes. Changes in the fair value of these derivatives are subsequently reclassified into earnings, and are included in interest expense, net in the Company’s consolidated statements of operations, in the period that the hedged forecasted transactions affect earnings. To the extent that the hedge relationships are not effective, changes in the fair value of these derivatives are recorded in other expenses, net in the Company’s consolidated statements of operations on a prospective basis.

The Company’s master netting and other similar arrangements allow net settlements under certain conditions. When those conditions are met, the Company presents derivatives at net fair value. As of September 30, 2025, the information related to these offsetting arrangements were as follows (in thousands):

Instrument Description	Gross Amounts of Recognized Assets / Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets / Liabilities Included in the Consolidated Balance Sheet	Notional Amount (1) (2)
Assets:
Derivatives designated as hedging instruments	$71,370	$—	$71,370	$995,618
Derivatives not designated as hedging instruments	9,516	(5,781)	3,735	769,320
Total derivative assets	$80,886	$(5,781)	$75,105	$1,764,938

Liabilities:
Derivatives designated as hedging instruments	$—	$—	$—	$—
Derivatives not designated as hedging instruments	(25,128)	5,781	(19,347)	1,617,185
Total derivative liabilities	$(25,128)	$5,781	$(19,347)	$1,617,185
Total	$55,758	$—	$55,758	$3,382,123

(1)    Comprised of 54 interest rate swaps which effectively fix the SOFR portion of interest rates on outstanding balances of certain loans under the senior sections of the debt footnote table (see Note 8, Indebtedness) at 0.31% to 4.15% per annum. These swaps mature from August 13, 2027 to January 31, 2044.

(2)    Comprised of 14 interest rate swaptions which effectively fix the SOFR portion of interest rates on future outstanding balances of certain loans under the senior revolving section of the debt footnote table (see Note 8, Indebtedness) at 3.78% to 4.18% per annum. These swaptions expire from October 1, 2025 to December 3, 2025 with potential underlying swaps maturing from January 31, 2043 to April 30, 2043.

As of December 31, 2024, the information related to these offsetting arrangements were as follows (in thousands):

Instrument Description	Gross Amounts of Recognized Assets / Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets / Liabilities Included in the Consolidated Balance Sheet	Notional Amount
Assets:
Derivatives designated as hedging instruments	$117,793	$—	$117,793	$1,382,188
Derivatives not designated as hedging instruments	53,965	(7,252)	46,713	2,118,393
Total derivative assets	$171,758	$(7,252)	$164,506	$3,500,581

Liabilities:
Derivatives designated as hedging instruments	—	—	—	—
Derivatives not designated as hedging instruments	(7,385)	7,252	(133)	653,365
Total derivative liabilities	$(7,385)	$7,252	$(133)	$653,365
Total	$164,373	$—	$164,373	$4,153,946
The losses (gains) on derivatives designated as cash flow hedges recognized into OCI, before tax effect, consisted of the following (in thousands):

	Three months ended September 30,
	2025	2024
Derivatives designated as cash flow hedges:
Interest rate swaps	$(1,668)	$48,297

	Nine months ended September 30,
	2025	2024
Derivatives designated as cash flow hedges:
Interest rate swaps	$22,463	$(11,160)

The (gains) losses on derivatives financial instruments recognized into the consolidated statements of operations, before tax effect, consisted of the following (in thousands):

	Three months ended September 30,
	2025		2024
	Interest expense, net	Other expense, net	Interest expense, net	Other income, net
Derivatives designated as cash flow hedges:
Interest rate swaps:
Gains reclassified from Accumulated other comprehensive income (“AOCI”) into income	$(4,312)	$—	$(9,098)	$—
Derivatives not designated as cash flow hedges:
Interest rate swaps:
Losses recognized into income	—	14,430	—	86,596
Total (gains) losses	$(4,312)	$14,430	$(9,098)	$86,596

	Nine months ended September 30,
	2025		2024
	Interest expense, net	Other expense, net	Interest expense, net	Other income, net
Derivatives designated as cash flow hedges:
Interest rate swaps:
Gains reclassified from Accumulated other comprehensive income (“AOCI”) into income	$(14,102)	$—	$(28,647)	$—
Derivatives not designated as cash flow hedges:
Interest rate swaps:
Losses recognized into income	—	74,461	—	9,790
Total (gains) losses	$(14,102)	$74,461	$(28,647)	$9,790
All amounts in AOCI in the consolidated statements of redeemable noncontrolling interests and equity relate to derivatives, refer to the consolidated statements of comprehensive income (loss).
During the next 12 months, the Company expects to reclassify $9.2 million of net gains on derivative instruments from accumulated other comprehensive income to earnings. There were 43 undesignated derivative instruments recorded by the Company as of September 30, 2025.

Note 10. VIE Arrangements
The Company consolidated various VIEs at September 30, 2025 and December 31, 2024. The carrying amounts and classification of the VIEs’ assets and liabilities included in the consolidated balance sheets are as follows (in thousands):

	September 30, 2025	December 31, 2024
Assets
Current assets
Cash	$307,697	$420,756
Restricted cash	54,064	57,892
Accounts receivable, net	129,872	92,259
Inventories	136,189	62,581
Prepaid expenses and other current assets	7,207	7,616
Total current assets	635,029	641,104
Solar energy systems, net	13,537,400	12,062,819
Other assets	777,594	586,293
Total assets	$14,950,023	$13,290,216
Liabilities
Current liabilities
Accounts payable	$5,234	$5,400
Distributions payable to noncontrolling interests and redeemable noncontrolling interests	44,123	41,465
Accrued expenses and other liabilities	48,576	42,997
Deferred revenue, current portion	73,295	62,278
Non-recourse debt, current portion	111,083	60,292
Total current liabilities	282,311	212,432
Deferred revenue, net of current portion	912,918	764,576
Non-recourse debt, net of current portion	1,311,993	1,347,492
Other liabilities	20,421	18,540
Total liabilities	$2,527,643	$2,343,040

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

Note 12. Stock-Based Compensation
Stock Options
The following table summarizes the activity for all stock options under all of the Company’s equity incentive plans for the nine months ended September 30, 2025 (shares and aggregate intrinsic value in thousands):

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2024	3,507	$19.05	4.54	$3,882
Granted	—	—
Exercised	(63)	10.91
Canceled	(58)	16.05
Outstanding at September 30, 2025	3,386	$19.25	3.88	$17,008

Options vested and exercisable at September 30, 2025	3,280	$18.93	3.79	$17,008
Restricted Stock Units
The following table summarizes the activity for all restricted stock units (“RSUs”) under all of the Company’s equity incentive plans for the nine months ended September 30, 2025 (shares in thousands):

	Number of Awards	Weighted Average Grant Date Fair Value
Unvested balance at December 31, 2024	12,375	$16.29
Granted	12,632	6.74
Issued	(4,873)	15.78
Canceled / forfeited	(1,569)	11.95
Unvested balance at September 30, 2025	18,565	$10.49
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

Stock-Based Compensation Expense
The Company recognized stock-based compensation expense, including ESPP expenses, in the consolidated statements of operations as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Cost of customer agreements and incentives	$2,391	$2,143	$7,163	$6,388
Cost of solar energy systems and product sales	554	463	1,541	1,552
Sales and marketing	12,506	11,453	33,442	38,444
Research and development	1,190	1,117	3,334	8,191
General and administration	12,950	11,816	34,140	29,381
Total	$29,591	$26,992	$79,620	$83,956
During the three months and nine months ended September 30, 2025, stock-based compensation expense capitalized to solar energy systems, net in the Company’s consolidated balance sheets was $2.2 million and $7.0 million, respectively, and was $2.4 million and $7.5 million during the three and nine months ended September 30, 2024, respectively.

Note 13. Income Taxes

The income tax benefit rate for the three months ended September 30, 2025 and 2024 was 0.8% and 3.2%, respectively, and for the nine months ended September 30, 2025 and 2024 was 19.9% and 2.7%, respectively. The differences between the actual consolidated effective income tax rate and the U.S. federal statutory rate were primarily attributable to the allocation of losses on noncontrolling interests, income tax expense related to the valuation allowance, and income tax benefit related to ITC (as defined below) transfer proceeds to the Company.

The Company sells solar energy systems to Funds. As the Funds are consolidated by the Company, the gain on the sale of the assets has been eliminated in the consolidated financial statements, however gains on sale are recognized for tax purposes and the tax effects of which, both current and deferred, are included in the Company’s income tax provision.

The Company enters into investment tax credit (each, an "ITC" and collectively, the "ITCs") transfer agreements with third-party transferees to transfer to such third-parties, for cash, the ITCs generated by certain solar energy systems that have been or will be placed in service. The Company accounts for its share of ITC transfer proceeds under ASC 740, Income Taxes, as a reduction of income tax expense in the consolidated statements of operations during the year in which the credits arise (i.e., the flow-through method) and the tax equity investor’s share is distributed upon receipt. During the three months ended September 30, 2025 and 2024, the Company recognized income tax benefit from ITC transfer proceeds to the Company of $2.2 million and $13.8 million, respectively, and during the nine months ended September 30, 2025 and 2024, $207.7 million and $32.4 million , respectively.

Note 14. Commitments and Contingencies
Letters of Credit
As of September 30, 2025 and December 31, 2024, the Company had $63.0 million and $47.3 million, respectively, of unused letters of credit outstanding, which each carry fees of 0.50% - 3.75% per annum and 0.50% - 3.25% per annum, respectively.
Guarantees
Certain tax equity funds and debt facilities require the Company to maintain an aggregate amount of $35.0 million of unencumbered cash and cash equivalents at the end of each month.

Purchase Commitment
The Company has several purchase commitments, which have the ability to be canceled without significant penalties, with multiple suppliers to purchase $354.8 million of batteries by the end of the third quarter of 2026 and to purchase $1.3 billion of photovoltaic modules, inverters and batteries between fiscal 2026 and fiscal 2029.
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
The computation of the Company’s basic and diluted net income (loss) per share is as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Numerator:
Net income (loss) attributable to common stockholders	$16,589	$(83,766)	$346,373	$(32,510)
Debt discount amortization	513	—	1,800	—
Net income (loss) available to common stockholders	$17,102	$(83,766)	$348,173	(32,510)
Denominator:
Weighted average shares used to compute net income (loss) per share attributable to common stockholders, basic	230,980	223,695	228,868	222,078
Weighted average effect of potentially dilutive shares to purchase common stock	36,493	—	33,328	—
Weighted average shares used to compute net income (loss) per share attributable to common stockholders, diluted	267,473	223,695	262,196	222,078
Net income (loss) per share attributable to common stockholders
Basic	$0.07	$(0.37)	$1.51	$(0.15)
Diluted	$0.06	$(0.37)	$1.33	$(0.15)

The following shares were excluded from the computation of diluted net income (loss) per share as the impact of including those shares would be anti-dilutive (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Outstanding stock options	1,916	1,315	2,355	1,755
Unvested restricted stock units	2,594	2,568	9,317	7,924
Convertible Senior Notes (if converted)	—	30,783	—	14,976
Total	4,510	34,666	11,672	24,655

Note 16. Related Party Transactions

Advances Receivable—Related Party

Net amounts due from direct-sales professionals were $10.1 million and $14.3 million as of September 30, 2025 and December 31, 2024, respectively. The Company provided a reserve of $2.8 million and $2.8 million as of September 30, 2025 and December 31, 2024, respectively, related to advances to direct-sales professionals who have terminated their employment agreement with the Company.

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

We are engaged in the design, development, installation, sale, ownership and maintenance of residential home battery storage and solar energy systems (collectively, “Projects”) in the United States. We provide solar energy and on-site battery storage often at savings compared to traditional utility energy with the additional benefit of protecting households from grid outages through battery backup. Our primary customers are residential homeowners. We also sell our products and services to certain commercial developers through our multi-family and new homes offerings. After pioneering the residential solar and home battery storage models and recognizing their enormous market potential, we have built the infrastructure and capabilities necessary to rapidly acquire and serve customers in a low-cost and scalable manner. Today, our scalable operating platform provides us with a number of unique advantages. First, we are able to drive distribution by marketing our solar-plus-storage service offerings through multiple channels, including our diverse partner network and direct-to-consumer operations. This multi-channel model supports broad sales and installation capabilities, which together allow us to achieve capital-efficient growth. Second, we are able to provide differentiated solutions to our customers that, combined with great customer experience, we believe will drive meaningful margin advantages for us over the long term as we strive to create the industry’s most valuable and satisfied customer base.

Our core solar-plus-storage service offerings are provided through our power purchase agreements ("PPAs") and leases, which we collectively refer to as our “Customer Agreements,” and which provide customers with simple, predictable pricing that is insulated from rising retail electricity prices. They also provide customers with the benefit of increased resiliency from backup energy and enhanced energy management capabilities. While customers have the option to purchase home energy systems outright from us, most of our customers choose to buy solar and storage as a service from us through our Customer Agreements without the significant upfront investment. With our solar-plus-storage service offerings, we install energy systems on our customers’ homes and provide them with the solar power produced by those systems and integrated batteries for typically a 20- or 25-year initial term. In addition, we monitor, maintain and insure the system during the term of the contract. In exchange, we receive predictable cash flows from high credit quality customers and qualify for tax and other benefits. We finance portions of these tax benefits and cash flows through tax equity, non-recourse debt and project equity structures in order to fund our upfront costs, overhead and growth investments. We develop valuable customer relationships that can extend beyond this initial contract term and provide us with an opportunity over time to integrate additional solar, battery storage, electrification and distributed home-to-grid power plant offerings into a smart solution for each home and community. Since our founding, we have continued to invest in a platform of services and tools to enable large scale operations for us and our partner network, and these partners include solar integrators, sales partners, installation partners and other strategic partners. The platform includes processes and software, as well as fulfillment and acquisition of marketing leads. We believe our platform empowers new market entrants and smaller industry participants to profitably serve our large and underpenetrated market without making the significant investments in technology and infrastructure required to compete effectively against established industry players. Our platform provides the support for our multi-channel model, which drives broad customer reach and capital-efficient growth.
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
We have experienced substantial growth in our business and operations since our inception in 2007, as well as through our acquisition of Vivint Solar on October 8, 2020. As of September 30, 2025, we operate the largest fleet of residential solar energy systems in the United States. We have a Networked Solar Energy Capacity of 8,188 megawatts (“MW”) as of September 30, 2025, which represents the aggregate megawatt production capacity of our solar energy systems that have been recognized as deployments, from our inception through the measurement date. Gross Earning Assets as of September 30, 2025 were approximately $20.9 billion. Please see the section entitled “Key Operating Metrics” for more details on how we calculate Networked Solar Energy Capacity and Gross Earning Assets.
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

During fiscal year 2024 and the first nine months of fiscal year 2025, we observed market uncertainty, including as a result of ongoing announcements related to tariffs, inflationary pressures, rising interest rates, the market impacts of proposed or newly enacted regulatory frameworks in markets within which we do business and within our industry and supply constraints. In particular, rising interest rates, including historic increases starting in 2021, have resulted and may continue to result in a decrease in our advance rates, reducing the proceeds we receive from certain Funds. Because our financing structure is sensitive to volatility in interest rates, higher rates increase our cost of capital and may decrease the amount of capital available to us to finance the deployment of new solar energy systems. These market dynamics, some of which we expect will continue into the foreseeable future, have impacted and may continue to impact our business and financial results.

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

At the federal level, tax policy and associated regulations have a direct impact on our business. The most notable recent tax legislation affecting our business is the One Big Beautiful Bill Act ("OBBB") that President Trump signed into law on July 4, 2025. The new law adjusts tax policies that Sunrun relies upon, including the Section 48E Clean Electricity Investment Credit and its associated “bonus” credits. While the law maintains the full Section 48E credit for energy storage through 2033, it shortens the availability of the 48E credit for solar facilities to the end of 2027. The law also applies new “Prohibited Foreign Entity” (“PFE”) restrictions to the Section 48E credit, which could potentially deny tax credits to entities owned, controlled, or influenced by certain specified foreign entities, and for projects that use certain components or receive “material assistance” from PFE, thereby potentially increasing costs, reducing demand, or restricting access to tax credits. Further, the law ends the Section 25D Residential Clean Energy Credit starting in 2026. Changes in the law relating to the Section 45X Advanced Manufacturing Production Credit could also affect Sunrun indirectly, through our suppliers. The implementation of the OBBB through the federal regulatory process could also directly affect our business, including from uncertainty prior to the issuance of guidance or formal rulemaking processes, which may result in delays for monetizing tax credits. For further information regarding possible impacts of the OBBB on our business, see Part II, Item 1A. Risk Factors—"Risks Related to Regulation and Policy—Federal tax policy impacts the competitiveness of our service offerings to customers and our market” and “Risks Related to Taxes and Accounting—Our ability to provide our storage and solar service offerings to customers on an economically viable basis depends in part on our ability to finance these systems with fund investors who seek particular tax and other benefits” and “—Our business depends in part on the availability of utility rebates, tax credits and other benefits, tax exemptions and exclusions, and other financial incentives on the federal, state, and/or local levels. We may be adversely affected by changes in, and application of, these laws or other incentives to us, and the expiration, elimination or reduction of these benefits could adversely impact our business.”

State legislative and regulatory frameworks also have a direct impact on our business. For example, on April 15, 2023, California implemented changes to its net metering policy by adopting a net billing tariff (“NBT”), which presented a significant change to the rate structure for new California customers, and has partially limited the financial attractiveness of our offerings in certain regions of the state, particularly for solar-only systems. However, under this new policy, the value proposition of storage offerings is significantly enhanced in California. We believe that California will be predominantly a solar plus storage market going forward and the vast majority of California sales now consist of our backup battery offerings. As the demand for solar plus storage offerings grows, we anticipate facing additional operational challenges associated with the complexity of deploying storage solutions. For example, solar plus storage offerings tend to have longer cycle times due to factors such as lengthened permitting and inspection times and potential need of a main panel upgrade. Any such factors that extend the timeframes from customer signature to installation have historically resulted in increased operational challenges and correspondingly lower realization rates, and any future instances may continue to do so. Accordingly, this may adversely affect our financial performance, as well as the timing and magnitude of our installations and the recognition of the associated revenue.

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
The Need for Fast-Built Dispatchable Power and Home Electrification

The United States is on the precipice of a once-in-a-generation transformation of our energy system due to a dramatic increase in demand for electricity from data centers, artificial intelligence, and manufacturing, as well as the opportunities of electrification of the American economy with clean energy. We anticipated this critical need for more dispatchable electrons on the grid and assisting grid operators with on-demand, home-to-grid energy to help meet demand. Meeting America’s energy needs to power the economy requires adding more dispatchable capacity to the grid.

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
U.S. Energy Policy in a Period of Transition

The federal policy landscape in 2025 has created a dynamic environment that may impact our business and financial results, including via changes to federal tax credits, tariffs, and other regulatory measures. The recent changes to ITCs under the OBBB, or Executive Orders issued by the President of the United States, as well as any other elimination, reduction or delay in policies that support the residential storage and solar industry, could have an adverse effect on our business. For further information regarding certain of the impacts of the OBBB on our business, see Part II, Item 1A. Risk Factors—"Risks Related to Regulation and Policy—Federal tax policy impacts the competitiveness of our service offerings to customers and our market” and “Risks Related to Taxes and Accounting—Our ability to provide our storage and solar service offerings to customers on an economically viable basis depends in part on our ability to finance these systems with fund investors who seek particular tax and other benefits” and “—Our business depends in part on the availability of utility rebates, tax credits and other benefits, tax exemptions and exclusions, and other financial incentives on the federal, state, and/or local levels. We may be adversely affected by changes in, and application of, these laws or other incentives to us, and the expiration, elimination or reduction of these benefits could adversely impact our business.” Additionally, these and other changes in the United States’ government could contribute to a higher interest rate environment, which may further negatively impact our operations and financing costs. While it is difficult to predict specific outcomes at this time, we expect a period of regulatory and policy uncertainty and change in the near term. However, we believe our diversified business model and flexible operational framework position us to adapt to potential adverse changes in the regulatory landscape and to continue building on the robust bipartisan support for residential solar policy.
Human Capital Management
At Sunrun, our human capital strategy is to attract, retain and develop the highest quality workforce. We do this by providing a differentiated company culture and employee experience, including through our compensation and benefits programming; and through the support of our employees’ career mobility, leadership development, continuous education and upskilling. As of September 30, 2025, we had approximately 9,751 full-time employees, inclusive of our active direct-to-home salesforce. We also engage independent contractors and consultants. Our workforce composition reflects our strategic adaptation to industry trends, seasonality and evolving market dynamics, as well as our continued optimization of operational efficiency.

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
As of September 30, 2025, we had 58 active Funds, which are described below. We have established different types of Funds to implement our asset monetization strategy. Depending on the nature of the Fund, cash may be contributed to the Fund by the investor upfront or in stages based on milestones associated with the design, construction or interconnection status of the solar energy systems. The cash contributed by the Fund investor is used by the Fund to purchase solar energy systems. The Funds own a Sunrun subsidiary for the solar energy systems, Customer Agreements and associated incentives. We receive on-going cash distributions from the Funds representing a portion of the monthly customer payments received. We use the upfront cash, as well as on-going distributions to cover our costs associated with designing, purchasing and installing the solar energy systems. In addition, we also use debt, equity and other financing strategies to fund our operations. The allocation of the economic benefits between us and the Fund investor and the corresponding accounting treatment varies depending on the structure of the Fund.

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
The table below provides an overview of our current investment funds (dollars in millions):

Consolidated Joint Ventures
Partnership Flip
Consolidation	Single entity, consolidated
Balance sheet classification	Redeemable noncontrolling interests and noncontrolling interests
Revenue from ITCs	None
Method of calculating investor interest	Greater of HLBV or redemption value
Liability balance as of September 30, 2025	N/A
Noncontrolling interest balance (redeemable or otherwise) as of September 30, 2025	$1,660.7

For further information regarding our Funds, including the associated risks, see Part II, Item 1A. Risk Factors— “Our ability to provide our storage and solar service offerings to customers on an economically viable basis depends in part on our ability to finance these systems with Fund investors who seek particular tax and other benefits”, Note 10, VIE Arrangements, and Note 11, Redeemable Noncontrolling Interests to our consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

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
•Retained Subscribers represent customers subject to Customer Agreements for solar and/or storage systems that have been recognized as Deployments and recognized as solar energy systems on Sunrun’s consolidated balance sheet, whether or not they continue to be active.
•Non-Retained or Partially Retained Subscribers represent customers subject to Customer Agreements for solar and/or storage systems that have been recognized as Deployments whereby the assets have been fully or partially sold to one or more investors and not presented as a solar energy system on Sunrun’s consolidated balance sheet.
•Subscribers represent aggregate Retained Subscribers and Non-Retained or Partially Retained Subscribers.

•Purchase Customers represent customers who purchased, whether outright or with proceeds from third-party loans, solar and/or storage systems that have been recognized as Deployments.
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
•Aggregate Contracted Subscriber Value represents Contracted Subscriber Value multiplied by Subscriber Additions.
•Contracted Cash Flows represent, (A) for Retained Subscribers, (x) (1) scheduled payments from Subscribers during the initial terms of the Customer Agreements (provided, that for Flex Customer Agreements that allow variable billings based on the amount of electricity consumed by the Subscriber, only the minimum contracted payment is included in Contracted Cash Flows), (2) net proceeds from tax equity partners, (3) payments from government and utility incentive and rebate programs, (4) contracted net cash flows from grid services programs with utilities or grid operators, and (5) contracted or defined (i.e., with fixed pricing) cash flows from the sale of renewable energy credits, less (y) (1) estimated operating and maintenance costs to service the systems and replace equipment over the initial terms of the Customer Agreements, consistent with estimates by independent engineers, (2) distributions to tax equity partners in consolidated joint venture partnership flip structures, and (3) distributions to any project equity investors, and (B) for Non-Retained or Partially Retained Subscribers, (x) contracted proceeds from the full or partial sale of related assets, plus (y) the share of Contracted Cash Flows described in clause (A) of this definition which are allocated to Sunrun pursuant to the terms of each sale agreement or partnership agreement.
•Non-contracted or Upside Cash Flows represent (A) for Retained Subscribers the (1) net cash flows realized from either the purchase of systems at the end of the Customer Agreement initial terms or renewals of Customer Agreements beyond the initial terms, estimated in both cases to have equivalent value, assuming only a 30-year relationship and a contract renewal rate equal to 90% of each Subscriber’s contractual rate in effect at the end of the initial contract term, (2) non-contracted net cash flows from grid service programs with utilities and grid operators, (3) non-contracted net cash flows from the sale of renewable energy credits, and (4) contracted cash flows from Flex Customer Agreements exceeding the minimum contracted payment (provided, that for Flex Customer Agreements that allow variable billings based on the amount of electricity consumed by the Subscriber, an assumption is made that each Subscriber’s electricity consumption increases by approximately 2% per year through the end of the initial term of the Customer Agreement and into the renewal period (if renewed), resulting in billings in excess of the minimum contracted amount (which minimums are included in Contracted Cash Flows)), and (B) for Non-Retained or Partially Retained Subscribers, the share of Non-contracted or Upside Cash Flows described in clause (A) of this definition which are allocated to Sunrun pursuant to the terms of each sale agreement or partnership agreement. After the initial contract term, our Customer Agreements typically automatically renew on an annual basis and the rate is initially set at up to a 10% discount to then-prevailing utility power prices.

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

	Three months ended September 30,
	2025	2024
Subscriber Additions in period	30,104	30,348
Contracted Subscriber Value (per Subscriber)	$48,507	$44,551
Aggregate Contracted Subscriber Value (in thousands)	$1,460,248	$1,352,027

	As of September 30,
	2025	2024
Networked Solar Capacity (megawatts)	8,188	7,288
Customers	1,137,913	1,015,910

	As of September 30,
	2025	2024

	(in thousands)
Contracted Gross Earning Assets	$15,982,412	$12,964,438
Non-contracted or Upside Gross Earning Assets	4,868,591	3,815,274
Gross Earning Assets	$20,851,003	$16,779,712

The tables below provide a range of Gross Earning Asset amounts if different default, discount and purchase and renewal assumptions were used.
Contracted Gross Earning Assets:

	As of September 30, 2025
	Discount rate
Default rate	4%	5%	6%	7%	8%

	(in thousands)
15%	$17,385,681	$15,916,258	$14,638,489	$13,522,455	$12,543,462
10%	$17,951,962	$16,418,751	$15,086,463	$13,923,641	$12,904,331
5%	$18,518,243	$16,921,244	$15,534,438	$14,324,827	$13,265,200
0%	$19,084,524	$17,423,737	$15,982,412	$14,726,013	$13,626,070
Non-contracted or Upside Gross Earning Assets:

	As of September 30, 2025
	Discount rate
Purchase or Renewal rate	4%	5%	6%	7%	8%

	(in thousands)
80%	$6,164,873	$5,109,812	$4,257,083	$3,564,747	$3,000,095
90%	$7,059,340	$5,847,628	$4,868,591	$4,073,950	$3,426,064
100%	$7,953,805	$6,585,443	$5,480,098	$4,583,153	$3,852,032

Total Gross Earning Assets:

	As of September 30, 2025
	Discount rate
Purchase or Renewal rate	4%	5%	6%	7%	8%

	(in thousands)
80%	$25,249,398	$22,533,549	$20,239,495	$18,290,760	$16,626,165
90%	$26,143,864	$23,271,365	$20,851,003	$18,799,963	$17,052,134
100%	$27,038,330	$24,009,181	$21,462,510	$19,309,166	$17,478,102

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
Customer Agreements and Incentives Revenue. Customer agreements and incentives revenue is primarily comprised of revenue from our Customer Agreements and sales of solar renewable energy credits ("SRECs") to third parties.
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
Consideration from customers is considered variable due to the performance guarantee under Customer Agreements and liquidated damage provisions under SREC contracts in the event minimum deliveries are not achieved. Customer Agreements with a performance guarantee provide a credit to the customer if the system’s cumulative production, as measured on various PTO anniversary dates, is below our guarantee of a specified minimum. Revenue is recognized to the extent it is probable that a significant reversal of such revenue will not occur. If our estimate of the future production shortfall amount for Customer Agreements with a performance guarantee was 10% higher, the additional reduction to revenue in the nine months ended September 30, 2025 would have been less than $4.7 million. Our estimated production shortfall reduced revenue during the nine months ended September 30, 2025 by approximately $9.8 million more than the prior year’s period. We have historically estimated an immaterial amount of liquidated damages pursuant to SREC contracts, and actual damages have not been materially different from estimates, nor material in amount during the nine months ended September 30, 2025 and 2024.
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

Impairment of Long-Lived Assets
The carrying values of our long-lived assets, including solar energy systems, are periodically reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable or that the useful life is shorter than originally estimated. Factors that we consider in deciding when to perform an impairment review would include significant negative industry or economic trends, and significant changes or planned changes in our use of the assets. Recoverability of these assets is measured by comparison of the carrying value of each asset group to the future undiscounted cash flows the asset is expected to generate over its remaining life. If the asset is considered to be impaired, the amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset. If the useful life is shorter than originally estimated, we amortize the remaining carrying value over the new shorter useful life. During the three and nine months ended September 30, 2025 and 2024, there were no indicators of impairment and therefore no cash flow analysis was performed.
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

The calculation of HLBV does not require estimates since each HLBV calculation is based upon the liquidation provisions of each fund’s contractual agreement. The calculation of the redeemable noncontrolling interest balance involves estimates such as a discount rate used in net present value calculations, and customer default rates. If the assumptions used for each of these were 10% higher, the impact to the aggregate redeemable noncontrolling interest balance as of September 30, 2025 would be a reduction of $20.9 million.

Results of Operations
The results of operations presented below should be reviewed in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

	(in thousands, except per share data)
Revenue:
Customer agreements and incentives	$491,600	$405,861	$1,352,520	$1,116,653
Solar energy systems and product sales	232,957	131,312	445,644	402,574
Total revenue	724,557	537,173	1,798,164	1,519,227
Operating expenses:
Cost of customer agreements and incentives	315,811	308,382	969,816	876,581
Cost of solar energy systems and product sales	165,480	125,312	366,422	411,591
Sales and marketing	164,798	162,490	463,247	466,411
Research and development	9,267	8,180	27,309	30,510
General and administrative	65,550	60,587	194,856	173,082
Total operating expenses	720,906	664,951	2,021,650	1,958,175
Income (Loss) from operations	3,651	(127,778)	(223,486)	(438,948)
Interest expense, net	(265,788)	(215,615)	(740,359)	(614,981)
Other (expense) income, net	(17,880)	(82,598)	(77,807)	71,710
Loss before income taxes	(280,017)	(425,991)	(1,041,652)	(982,219)
Income tax benefit	(2,172)	(13,803)	(207,652)	(26,953)
Net loss	(277,845)	(412,188)	(834,000)	(955,266)
Net loss attributable to noncontrolling interests and redeemable noncontrolling interests	(294,434)	(328,422)	(1,180,373)	(922,756)
Net (loss) income attributable to common stockholders	$16,589	$(83,766)	$346,373	$(32,510)
Net (loss) income per share attributable to common stockholders
Basic	$0.07	$(0.37)	$1.51	$(0.15)
Diluted	$0.06	$(0.37)	$1.33	$(0.15)
Weighted average shares used to compute net (loss) income per share attributable to common stockholders
Basic	230,980	223,695	228,868	222,078
Diluted	267,473	223,695	262,196	222,078

Comparison of the Three Months Ended September 30, 2025 and 2024
Revenue

	Three Months Ended September 30,		Change
	2025	2024	$	%

	(in thousands)
Customer agreements	$458,460	$368,641	$89,819	24%
Incentives	33,140	37,220	(4,080)	(11)%
Customer agreements and incentives	491,600	405,861	85,739	21%

Solar energy systems	164,789	47,189	117,600	249%
Products	68,168	84,123	(15,955)	(19)%
Solar energy systems and product sales	232,957	131,312	101,645	77%
Total revenue	$724,557	$537,173	$187,384	35%
Customer Agreements and Incentives. The $89.8 million increase in Revenue from Customer Agreements was primarily due to new systems placed in service in the period from October 1, 2024 through September 30, 2025, plus a full quarter of revenue recognized in 2025 for systems placed in service in the third quarter of 2024 versus only a partial amount of such revenue related to the period in which the assets were in service in 2024. Revenue from incentives consisted primarily of sales of SRECs. The $4.1 million decrease related to the timing and volume of SREC sales, which were responsive to market conditions.
Solar Energy Systems and Product Sales. Revenue from solar energy systems sales increased by 249% compared to the prior year primarily due to a transaction that Sunrun entered into in the third quarter of 2025 whereby certain storage and solar energy systems subject to newly originated Customer Agreements are sold to a third party, while Sunrun continues to maintain the customer experience and servicing relationships and can sell future goods and services to these customers. Product sales decreased by $16.0 million, primarily due to the lower average sales price of solar energy products, as well as lower sales volume of solar energy products to installers of solar energy systems compared to the prior year, due to easing of supply chain constraints.
Operating Expenses

	Three Months Ended September 30,		Change
	2025	2024	$	%

	(in thousands)
Cost of customer agreements and incentives	$315,811	$308,382	$7,429	2%
Cost of solar energy systems and product sales	165,480	125,312	40,168	32%
Sales and marketing	164,798	162,490	2,308	1%
Research and development	9,267	8,180	1,087	13%
General and administrative	65,550	60,587	4,963	8%
Total operating expenses	$720,906	$664,951	$55,955	8%

Cost of Customer Agreements and Incentives. The $7.4 million increase in Cost of Customer Agreements and Incentives was primarily due to the new systems placed in service in the period from October 1, 2024 through September 30, 2025, plus a full quarter of costs recognized in 2025 for systems placed in service in the third quarter of 2024 versus only a partial amount of such expenses related to the period in which the assets were in service in 2024.
The Cost of customer agreements and incentives decreased to 64% of customer agreements and incentives revenue during the three months ended September 30, 2025, from 76% during the three months ended September 30, 2024. This decrease is primarily due to customer pricing increases catching up to costs.

Cost of Solar Energy Systems and Product Sales. The $40.2 million increase in Cost of solar energy systems and product sales was primarily due to the corresponding net increase in the solar energy systems and product sales discussed above.
The Cost of solar energy systems and product sales decreased to 71% of revenue from solar energy systems and product sales during the quarter ended September 30, 2025, from 95% during the quarter ended September 30, 2024, primarily due to the increase in system sales to a third party related to the transaction Sunrun entered in Q3 2025 discussed above.
Sales and Marketing Expense. The $2.3 million increase in Sales and marketing expense was primarily attributable to an increase in costs to acquire customers through our sales lead generating partners. Included in Sales and marketing expense is $25.8 million and $20.9 million of amortization of costs to obtain Customer Agreements for the three months ended September 30, 2025 and 2024, respectively.
Research and Development Expense. The $1.1 million increase in Research and development expense was primarily attributable to an increase in headcount driving higher employee compensation.
General and Administrative Expense. The $5.0 million increase in General and administrative expenses was primarily attributable to increases related to information technology related consulting costs.

Non-Operating Expenses, net

	Three Months Ended September 30,		Change
	2025	2024	$	%

	(in thousands)
Interest expense, net	$(265,788)	$(215,615)	$(50,173)	23%
Other expense, net	$(17,880)	$(82,598)	$64,718	(78)%

Interest Expense, net. The increase in interest expense, net of $50.2 million was primarily related to additional non-recourse debt entered into subsequent to September 30, 2024. Included in net interest expense is $9.6 million and $8.8 million of non-cash interest recognized under Customer Agreements that have a significant financing component for the three months ended September 30, 2025 and 2024, respectively.

Other Expense, net. The decrease in other expense, net of $64.7 million related primarily to a decrease in losses on derivatives recognized in the three months ended September 30, 2025, compared with losses recognized during the three months ended September 30, 2024.
Income Tax Benefit

	Three Months Ended September 30,		Change
	2025	2024	$	%

	(in thousands)
Income tax benefit	$(2,172)	$(13,803)	$11,631	100%

The decrease in income tax benefit of $11.6 million was primarily attributable to decreased benefit from transferring investment tax credits.

Net Loss Attributable to Noncontrolling Interests and Redeemable Noncontrolling Interests

	Three Months Ended September 30,		Change
	2025	2024	$	%

	(in thousands)
Net loss attributable to noncontrolling interests and redeemable noncontrolling interests	$(294,434)	$(328,422)	$33,988	(10)%

The decrease in net loss attributable to noncontrolling interest and redeemable noncontrolling interests was primarily the result of the addition of new investment funds later in the year in fiscal year 2025 as compared to fiscal year 2024, for which the HLBV method was used in determining the amount of net loss attributable to noncontrolling interests. Investment funds generally allocate more loss to the noncontrolling interest in the first several periods after fund formation.

Comparison of the Nine Months Ended September 30, 2025 and 2024
Revenue

	Nine Months Ended September 30,		Change
	2025	2024	$	%

	(in thousands)
Customer agreements	$1,273,259	$1,030,859	$242,400	24%
Incentives	79,261	85,794	(6,533)	(8)%
Customer agreements and incentives	1,352,520	1,116,653	235,867	21%

Solar energy systems	242,731	167,535	75,196	45%
Products	202,913	235,039	(32,126)	(14)%
Solar energy systems and product sales	445,644	402,574	43,070	11%
Total revenue	$1,798,164	$1,519,227	$278,937	18%
Customer Agreements and Incentives. The $242.4 million increase in Revenue from Customer Agreements was primarily due to new systems placed in service in the period from October 1, 2024 through September 30, 2025, plus a full nine months of revenue recognized in 2025 for systems placed in service in the first nine months of 2024 versus only a partial amount of such revenue related to the period in which the assets were in service in 2024. Revenue from incentives consisted primarily of sales of SRECs. The $6.5 million decrease related to the timing and volume of SREC sales which were responsive to market conditions.
Solar Energy Systems and Product Sales. Revenue from solar energy systems sales increased by $75.2 million compared to the prior year primarily due to a transaction that Sunrun entered into in the third quarter of 2025 whereby certain storage and solar energy systems subject to newly originated Customer Agreements are sold to a third party, while Sunrun continues to maintain the customer experience and servicing relationships and can sell future goods and services to these customers, partially offset by an increase in the proportion of customers choosing to enter into a Customer Agreement versus purchasing a system outright using a loan, likely due to increased interest rates. Product sales decreased by $32.1 million, primarily due to the lower average sales price of solar energy products, as well as lower sales volume of solar energy products to installers of solar energy systems compared to the prior year, due to easing of supply chain constraints.

Operating Expenses

	Nine Months Ended September 30,		Change
	2025	2024	$	%

	(in thousands)
Cost of customer agreements and incentives	$969,816	$876,581	$93,235	11%
Cost of solar energy systems and product sales	366,422	411,591	(45,169)	(11)%
Sales and marketing	463,247	466,411	(3,164)	(1)%
Research and development	27,309	30,510	(3,201)	(10)%
General and administrative	194,856	173,082	21,774	13%
Total operating expenses	$2,021,650	$1,958,175	$63,475	3%
Cost of Customer Agreements and Incentives. The $93.2 million increase in Cost of Customer Agreements and Incentives was primarily due to the new systems placed in service in the period from October 1, 2024 through September 30, 2025, plus a full nine months of costs recognized in 2025 for systems placed in service in the nine months of 2024 versus only a partial amount of such expenses related to the period in which the assets were in service in 2024.
The Cost of customer agreements and incentives decreased to 72% of customer agreements and incentives revenue during the nine months ended September 30, 2025, from 79% during the nine months ended September 30, 2024. This decrease was primarily due to customer pricing increases catching up to costs.
Cost of Solar Energy Systems and Product Sales. The $45.2 million decrease in Cost of solar energy systems and product sales was primarily due to an increase in the proportion of customers choosing to enter into a Customer Agreement versus purchasing a system outright using a loan, likely due to increased interest rates, partially offset by an increase in system sales to a third party related to the transaction Sunrun entered in Q3 2025 discussed above.
The Cost of solar energy systems and product sales decreased to 82% of revenue from solar energy systems and product sales during the nine months ended September 30, 2025, from 102% during the nine months ended September 30, 2024, primarily as the result of a $22.1 million increase in inventory reserves related to the wind-down of the AEE Solar operations during the nine months ended September 30, 2024, with no such comparable activity in the nine months ended September 30, 2025, customer pricing increases catching up to costs, as well as to the increase in system sales to a third party related to the transaction Sunrun entered in Q3 2025 discussed above.
Sales and Marketing Expense. The $3.2 million decrease in Sales and marketing expense was primarily attributable to decreases in headcount driving lower employee compensation. Included in Sales and marketing expense is $71.2 million and $55.2 million of amortization of costs to obtain Customer Agreements for the nine months ended September 30, 2025 and 2024, respectively.
Research and Development Expense. The $3.2 million decrease in Research and development expense was primarily attributable to a decrease in support related consulting costs, as well as a decline in employee compensation.
General and Administrative Expense. The $21.8 million increase in General and administrative expenses was primarily attributable to increases related to information technology related consulting costs, as well as increased employee compensation costs.

Non-Operating Expenses, net

	Nine Months Ended September 30,		Change
	2025	2024	$	%

	(in thousands)
Interest expense, net	$(740,359)	$(614,981)	$(125,378)	20%
Other (expense) income, net	$(77,807)	$71,710	$(149,517)	(209)%

Interest Expense, net. The increase in interest expense, net of $125.4 million was primarily related to additional non-recourse debt entered into subsequent to September 30, 2024. Included in net interest expense is $28.2 million and $25.7 million of non-cash interest recognized under Customer Agreements that have a significant financing component for the nine months ended September 30, 2025 and 2024, respectively.

Other (Expense) Income, net. The decrease in other (expense) income, net of $149.5 million related primarily to an losses on derivatives recognized in the nine months ended September 30, 2025, as well as to gains on extinguishment of debt during the nine months ended September 30, 2024, with no such comparable activity in the nine months ended September 30, 2025.
Income Tax Benefit

	Nine Months Ended September 30,		Change
	2025	2024	$	%

	(in thousands)
Income tax benefit	$(207,652)	$(26,953)	$(180,699)	670%

The increase in income tax benefit of $180.7 million is primarily attributable to increased benefit from transferring investment tax credits.
Net Loss Attributable to Noncontrolling Interests and Redeemable Noncontrolling Interests

	Nine Months Ended September 30,		Change
	2025	2024	$	%

	(in thousands)
Net loss attributable to noncontrolling interests and redeemable noncontrolling interests	$(1,180,373)	$(922,756)	$(257,617)	28%

The increase in net loss attributable to noncontrolling interests and redeemable noncontrolling interests was primarily the result of an addition of seven new investment funds since September 30, 2024, for which the HLBV method was used in determining the amount of net loss attributable to noncontrolling interests. Investment funds generally allocate more loss to the noncontrolling interest in the first several years after fund formation.

Liquidity and Capital Resources
As of September 30, 2025, we had cash of $709.1 million, which consisted of cash held in checking and savings accounts with financial institutions. We finance our operations mainly through a variety of financing fund arrangements that we have formed with fund investors, cash generated from our sources of revenue and borrowings from secured credit facilities arrangements with syndicates of banks and from secured, long-term non-recourse loan arrangements. In 2024, we received $3.4 billion of new commitments on secured credit facilities arrangements and $1.5 billion of commitments from secured, long-term non-recourse loan arrangements. Our principal uses of cash are funding our business, including the costs of acquisition and installation of solar energy systems, satisfaction of our obligations under our debt instruments and other working capital requirements. As of September 30, 2025, we had outstanding borrowings of $319.2 million on our $447.5 million credit facility maturing in March 2027. In February 2024, we amended one of our subsidiary’s senior secured credit facility to, among other things, increase the total commitments from $1.8 billion to $2.4 billion and extend the maturity date from April 2025 to April 2028. In July 2024, we amended the same senior secured credit facility to increase total commitments from $2.4 billion to $2.6 billion. In February 2024, we amended our bank line of credit to, among other things, reduce the total commitments from $600.0 million to $447.5 million, and to extend the maturity date from January 2025 to November 2025. As of September 30, 2024, this maturity date was automatically extended to March 1, 2027, due to us maintaining funds on deposit in a collateral account equal to an amount sufficient to repay at the scheduled maturity all of our 0% Senior Convertible Notes due 2026 that are outstanding as of September 30, 2024 and being otherwise in compliance with our quarter-end liquidity covenant. For further information regarding certain of the impacts our ability to raise capital on our business, see Part II, Item 1A. Risk Factors— Risks Related to Our Operating Structure and Financing Activities—"We need to raise capital to finance the continued growth of our operations and solar service business. If capital is not available to us on acceptable terms, as and when needed, our business and prospects would be materially and adversely impacted. In addition, our business is affected by general economic conditions and related uncertainties affecting markets in which we operate. Volatility in current economic conditions could adversely impact our business, including our ability to raise financing.”
Additionally, we have purchase commitments, which have the ability to be canceled without significant penalties, with multiple suppliers to purchase $354.8 million of batteries by the end of the third quarter of 2026 and to purchase $1.3 billion of photovoltaic modules, inverters and batteries between fiscal 2026 and fiscal 2029. In February 2024, we issued $475.0 million of convertible senior notes with a maturity date of March 1, 2030, for net proceeds of approximately $470.1 million. Our business model requires substantial outside financing arrangements to grow the business and facilitate the deployment of additional solar energy systems. The solar energy systems that are operational are expected to generate a positive return rate over the term of the Customer Agreement, typically 20 or 25 years. However, in order to grow, we will continue to be dependent on financing from outside parties. If financing is not available to us on acceptable terms if and when needed, we may be required to reduce planned spending, which could have a material adverse effect on our operations. While there can be no assurances, we anticipate raising additional required capital from new and existing investors. We believe our cash, investment fund commitments and available borrowings as further described below will be sufficient to meet our anticipated cash needs for at least the next 12 months. We believe we will meet longer-term expected future cash requirements and obligations through a combination of cash flows from operating activities, available cash balances, and available credit via our credit facilities. The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2025	2024

	(in thousands)
Consolidated cash flow data:
Net cash used in operating activities	$(518,388)	$(507,794)
Net cash used in investing activities	(2,091,483)	(1,908,612)
Net cash provided by financing activities	2,818,211	2,439,185
Net change in cash and restricted cash	$208,340	$22,779
Operating Activities
During the nine months ended September 30, 2025, we used $518.4 million in net cash from operating activities. The driver of our operating cash outflow consisted of the cost of our revenue, as well as sales, marketing and general and administrative costs. During the nine months ended September 30, 2025, our operating cash outflows were $124.1 million from our net loss excluding non-cash and non-operating items. Changes in working capital resulted in a net cash outflow of $394.3 million.

During the nine months ended September 30, 2024, we used $507.8 million in net cash from operating activities. The driver of our operating cash outflow consisted of the cost of our revenue, as well as sales, marketing and general and administrative costs. During the nine months ended September 30, 2024, our operating cash outflows were $344.1 million from our net loss excluding non-cash and non-operating items. Changes in working capital resulted in a net cash inflow of $163.7 million.
Investing Activities
During the nine months ended September 30, 2025, we used $2.1 billion in cash in investing activities. The majority was used to design, acquire and install solar energy systems and components under our long-term Customer Agreements.

During the nine months ended September 30, 2024, we used $1.9 billion in cash in investing activities. The majority was used to design, acquire and install solar energy systems and components under our long-term Customer Agreements.
Financing Activities
During the nine months ended September 30, 2025, we generated $2.8 billion from financing activities. This was primarily driven by $1.3 billion in net proceeds from fund investors, $1.6 billion in net proceeds from debt (which includes $214.8 million of normal amortization for existing debt), offset by $19.0 million in repayments under finance lease obligations.
During the nine months ended September 30, 2024, we generated $2.4 billion from financing activities. This was primarily driven by $1.6 billion in net proceeds from debt (which includes $188.2 million of normal amortization for existing debt), $816.6 million in net proceeds from fund investors, $12.0 million in net proceeds from stock-based awards activity and $5.2 million in proceeds from state tax credits, net of recapture, offset by $21.4 million in acquisition of noncontrolling interests and $20.6 million in repayments under finance lease obligations.

Debt and Investment Fund Commitments
As of September 30, 2025, we had committed and available capital of approximately $109.2 million that may only be used to purchase and install solar energy systems. We intend to establish new investment funds in the future, and we may also use debt, equity or other financing strategies to finance our business. For a discussion of the terms and conditions of debt instruments and changes thereof in the period, refer to Note 8, Indebtedness, to our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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

In connection with that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective and designed to provide reasonable assurance that the information required to be disclosed is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms as of September 30, 2025. As such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, “disclosure controls and procedures” means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
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

The battery storage and solar energy industry is an emerging and constantly evolving market opportunity. We believe the battery storage and solar energy industry is evolving and maturing, and we cannot be certain that the market will grow to the size or at the rate we expect. For example, we have experienced increases in cancellations of our Customer Agreements in certain geographic markets during various periods in our operating history. Any future growth of the solar energy market and the success of our offerings depend on many factors beyond our control, including recognition and acceptance of the battery storage and solar service market by consumers, the pricing of alternative sources of energy, a favorable regulatory environment, the continuation of expected tax benefits and other incentives, and our ability to provide our storage and solar service offerings cost effectively. If the markets for battery storage and solar energy do not develop to the size or at the rate we expect, our business may be adversely affected.

Home battery storage and solar energy has yet to achieve broad market acceptance and depends in part on continued support in the form of rebates, tax credits, and other incentives from federal, state and local governments. For example, the most notable recent federal tax legislation affecting our business is the OBBB, that President Trump signed into law on July 4, 2025. The new law makes adverse changes to tax policies that we rely upon, including the Section 48E Clean Electricity Investment Credit and its associated “bonus” credits. The law maintains the Section 48E credit for energy storage through 2033, and it shortens the availability of the 48E credit for solar facilities to the end of 2027. The law also applies new “Prohibited Foreign Entity” (“PFE”) restrictions to the Section 48E credit, which could potentially deny tax credits to entities owned, controlled, or influenced by certain specified foreign entities, and for projects that use certain components or receive "material assistance" from certain prohibited foreign entities, thereby potentially increasing costs and potentially reducing demand, or restricting access to tax credits. Further, the law ends the Section 25D Residential Clean Energy Credit starting in 2026. Additionally, there have been significant changes in the residential solar policy and pricing framework in California, which is one of our key markets and represents over 45% of our customer base. Changes to California’s net metering policy, with the new billing regime implemented in April 2023, presented a significant change to the financial credits California customers receive from our solar and battery systems and may limit the financial attractiveness of our offerings in this market, particularly for solar-only systems. Originations in California are below levels prior to the Net Billing Tariff (“NBT”) transition, and without further increases in originations, our new installations in California may continue to decline compared to prior periods, which could have a material adverse effect on our business operations and financial performance. If support diminishes materially for solar or storage policy related to rebates, tax credits, bill crediting, or other incentives, our ability to obtain external financing on acceptable terms, or at all, could be materially adversely affected. These types of funding limitations could lead to inadequate financing support for the anticipated growth in our business. Furthermore, growth in residential solar energy depends in part on macroeconomic conditions, retail prices of electricity and customer preferences, each of which can change quickly. Declining macroeconomic conditions, including in job markets and residential real estate markets, could contribute to instability and uncertainty among customers and impact their financial wherewithal, credit scores or interest in entering into long-term contracts, even if such contracts would generate immediate and long-term savings.

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

U.S. trade and tariff policy regarding solar energy equipment has experienced a high level of activity in recent years, under both the current and previous Administrations. Most recently, on July 1, 2025, the U.S. Commerce Department launched an investigation under Section 232 of the Trade Expansion Act of 1962 into imported polysilicon, a key component in solar panels. If the investigation finds that imported polysilicon poses a national security threat to the United States, the Administration could impose tariffs on those imports, potentially increasing the price of some of the equipment we procure.

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

In addition, U.S. laws and regulations intended to prevent the importation of goods manufactured with forced labor has and could continue to affect our business operations and supply chain, including ongoing enforcement of the Uyghur Forced Labor Prevention Act and the withhold release order (“WRO”) that U.S. Customs and Border Protection (“CBP”) issued on June 24, 2021 applicable to certain silica-based products manufactured in the Xinjiang Uyghur Autonomous Region of China. Intensive examinations, withhold release orders, and related governmental procedures have resulted in supply chain and operational delays throughout the industry, and we have implemented policies and procedures to maintain compliance and minimize delays. These and similar trade restrictions that may be imposed in the future could cause delivery and installation delays, and restrict the global supply of polysilicon and solar products. This could result in near-term demand for available solar energy systems despite higher costs, increased costs of polysilicon and the overall cost of solar energy systems, and equipment shortages, potentially reducing overall demand for and limiting the supply of our products and services.

Since January 2025, we have faced substantial trade policy volatility, marked by escalating tariffs and trade investigations that create substantial uncertainty in our supply chain and cost structure. In April, the Administration implemented broad "reciprocal" tariffs, including a 10% baseline tariff on most imports. Following a 90-day pause to allow for bilateral negotiations, country-specific reciprocal tariffs took effect on August 7, 2025, with rates now ranging from 10% to 50% depending on the country of origin. Existing tariffs on steel, copper and aluminum were notably already increased to 50% for most countries, with specific exemptions for the UK. Additionally, investigations into potential tariffs on lumber imports are ongoing, alongside other sector and country-specific actions. The legal standing of some reciprocal tariffs is currently under federal court review, though these rulings are stayed pending appeal, meaning the announced tariffs remain in effect.

The trade relationship with China has seen particularly aggressive and fluctuating tariff escalations. While final tariff rates have yet to be determined, other pre-existing U.S. tariffs on Chinese goods generally persist, can change more frequently than previously, and are additive. The highly fluid situation with China is potentially subject to further changes as this 90-day pause period concludes and with the ongoing sector-specific investigations into polysilicon and semiconductors.

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

•load growth from data centers, manufacturing or other sources;

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

The production and installation of solar energy systems depend heavily on suitable meteorological and environmental conditions. If meteorological or environmental conditions are unexpectedly unfavorable, the electricity production from our solar service offerings may be below our expectations, and our ability to timely deploy new systems may be adversely impacted.

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

The passage of the OBBB in July 2025 adjusted the availability of federal tax credits for various energy technologies and is expected to lead to additional changes for tax equity. As a result, the availability of tax equity may present constraints to our growth and harm our financial performance. In addition, terms for tax equity funds, including the realization of tax credit value through potential structures that utilize transferability of the ITC, may not be on terms that we view as favorable.

During the first quarter of 2024, we transitioned a large portion of our funding from a traditional tax equity framework (where tax equity funding is typically provided at or before installation) to a tax credit transfer framework under transferability provisions (where the timing of tax equity or cash equity funding can be dependent on the timing of the transfer of the tax credits, which occurs in arrears following the date the associated solar system is placed in service). Under this transferability framework, any transfers of tax credits that occur in arrears can occur in a range from monthly to up to a year or more following the date the associated solar system is placed in service. As a result, the timing of tax equity and/or cash equity funding can be delayed, which may adversely impact our business and operations and may cause volatility to our cash flows as we have an increased mix of transferability funds. Although the OBBB made certain adverse changes to the availability of federal tax credits for various energy technologies, it did not materially alter transferability.

The contract terms in some of our existing investment fund documents contain various conditions with respect to our ability to draw on financing commitments from the fund investors, including conditions that restrict our ability to draw on such commitments if an event occurs that could reasonably be expected to have a material adverse effect on the fund or, in some instances, us. If we are not able to satisfy such conditions due to events related to our business, a specific investment fund, developments in our industry, including tax or regulatory changes, or otherwise, and as a result, we are unable to draw on existing funding commitments, we could experience a material adverse effect on our business, liquidity, financial condition, results of operations and prospects. If any of the investors that currently invest in our investment funds decide not to invest in future investment funds to finance our solar service offerings due to general market conditions, concerns about our business or prospects, decreased appetite for tax benefits or any other reason, or materially change the terms under which they are willing to provide future financing, we would need to identify new investors to invest in our investment funds and our cost of capital may increase.

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

While interest rates have been at long-term historic lows during large parts of our operating history, they have increased in recent years, and may continue to increase in the future. Rising interest rates, including the historic increases starting in 2021, have resulted and may continue to result in a decrease in our advance rates, reducing the proceeds we receive from certain investment funds. Because our financing structure is sensitive to volatility in interest rates, higher rates increase our cost of capital and decrease the amount of capital available to us to finance the deployment of new solar energy systems. Additionally, we have selectively increased pricing in many markets in prior years in response to higher interest rates, and may do so in the future, which may impact the overall attractiveness of our offerings to potential new customers. Our future success depends on our ability to raise capital from fund investors and obtain secured lending to help finance the deployment of our solar service offerings. Part of our business strategy is to seek to reduce our cost of capital through such financing arrangements to improve our margins, offset reductions in government incentives and maintain the price competitiveness of our solar service offerings. Rising base interest rates or credit spreads, which have been, and may continue to be, worsened by inflation, an economic recession, or other variables, may have an adverse impact on our ability to offer attractive pricing on our solar service offerings to customers, which could negatively impact sales of our solar energy offerings and our cash flows. Because we typically enter into interest rate swaps shortly after the installation of a system, we are subject to higher interest rate risk between customer pricing through system installation, which may cause volatility to our cash flows.

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

The third-party ownership structure, which we bring to market through our solar service offerings, continues to be the predominant form of system ownership in the residential solar market in many states. However, with the development of new loan financing products, we have seen a modest shift from leasing and PPAs to outright purchases of the solar energy system by the customer (i.e., a customer purchases the solar energy system outright instead of leasing the system or buying power from us). Continued increases in third-party loan financing products and outright purchases could result in the demand for long-term Customer Agreements to decline, which would require us to shift our product focus to respond to the market trend and could have an adverse effect on our business. The majority of our customers have historically chosen our solar service offerings as opposed to buying a solar energy system outright. Our financial model is impacted by the volume of customers who choose our solar service offerings, and an increase in the number of customers who choose to purchase solar energy systems (whether for cash or through third-party financing) may harm our business and financial results.

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

At the federal level, tax policy and associated regulations have a direct impact on our business. The most notable recent tax legislation affecting our business is the OBBB signed into law on July 4, 2025. The new law adjusts federal energy tax policies that we rely upon, including the Section 48E Clean Electricity Investment Credit and its associated “bonus” credits. For example, while the law maintains the Section 48E credit for energy storage through 2033, it shortens the availability of the 48E credit for solar facilities to the end of 2027. The law also applies new PFE restrictions to the Section 48E credit, which could potentially deny tax credits to entities owned, controlled, or influenced by certain specified foreign entities, and for projects that use certain components or receive “material assistance” from certain entities, thereby potentially increasing costs, reducing demand or restricting access to tax credits. The law ends the customer-claimed Section 25D Residential Clean Energy Credit starting in 2026. Changes in the law to the Section 45X Advanced Manufacturing Production Credit could also affect us indirectly, through our suppliers. The implementation of the law through the federal regulatory process could also directly affect our business.

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

In connection with the value attributed to exported electricity, retail net metering (“NEM”) had traditionally been a main policy mechanism to measure and value electricity exported to the grid. That value has always varied depending on the retail price of power in a certain market, substantial differences in rate design, and NEM market-specific differences, including billing details regarding whether or how NEM credits are carried forward, whether or not the amount of net metered solar is capped, or how a specific market values the exported electricity. A substantial majority of the markets in which we operate have implemented various styles of NEM policies, allowing end customers to receive credits for the electricity exported to the grid.

Some states, including our largest market of California, have moved away from the traditional retail NEM credit structure of paying the full retail rate for exported electricity, and instead, such states have chosen to value excess generation by customers’ solar systems in different ways. Arizona moved to a declining export rate in 2016, and Nevada similarly transitioned to a step-down export credit over time starting in 2017. Hawaii transitioned from retail NEM in 2016 and developed programs that utilize values from rooftop solar paired with batteries to support grid needs. At the end of 2024, Illinois transitioned from traditional retail NEM to a Smart Solar Billing tariff, which includes an upfront distribution system payment paired with a time-varying export rate, which maintained customer value by utilizing solar paired with batteries. On Oct 30, 2025, Illinois passed legislation that stabilizes values for the upfront distribution system payment and the available storage rebate. In 2024, the Fiscal Oversight and Management Board of Puerto Rico filed a lawsuit that would require the Puerto Rico Energy Board to review and determine the future of NEM, which could revise or reverse Puerto Rico’s Act 10, which had unanimously extended NEM through 2031. The lawsuit is still ongoing. Most recently, the Public Utilities Commission of Nevada issued an order that transitioned net metering on a monthly basis to net metering on a 15-minute basis in the Sierra Pacific Power Company territory, which negatively impacted the value proposition of rooftop solar for new customers. Additionally, some states like New Jersey and Maryland have established caps or thresholds that will trigger regulatory review of net metering policies in the coming years.

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

In 2024 the California Public Utilities Commission (CPUC) approved a fixed charge of $24.15/month for most residential customers, not just solar customers, of the three major investor-owned utility territories, with no change in existing income-tiers, which was considerably smaller than originally proposed by utilities The decision added a smaller fixed monthly charge of $6/month and $12/month, respectively, for the two-tiers of existing low-income customers.

Under the new California NBT framework, storage paired with solar has a heightened value proposition to customers, and we have seen an increased demand for our solar plus storage offerings, thereby increasing the importance of procuring a variety of battery storage products and potentially accentuating supply chain risks related to battery storage systems. The new NBT framework may also result in the introduction of new product offerings and pricing structures by our competitors throughout the solar and utilities industries. This may also result in increased competition and uncertainty regarding the demand for such new products and offerings, which may adversely impact our business and results of operations. Existing customers utilizing net metering under NEM1 or NEM2 billing regimes have also been routinely protected. Most recently in 2025, legislation was introduced (AB942) which would have retroactively eliminated net metering billing contracts for existing customers. However, the California legislature approved a version of the bill that protects existing customers from any retroactive changes.

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

All states regulate investor-owned utility retail electricity pricing. In addition, there are numerous publicly owned utilities and electric cooperatives that establish their own retail electricity pricing through some form of regulation or internal process. These regulations and policies could deter potential customers from purchasing our solar service offerings. For example, some utilities in states such as Arizona and Utah have sought and secured rate design changes that reduce the credit for residential solar exports to below the retail rate and impose new charges for rooftop solar customers. Utilities in additional states may follow suit. Such rate changes can include changing rates to charge lower volume-based rates—the rates charged for kilowatt hours of electricity purchased by a residential customer—while raising unavoidable fixed charges and levying charges on homeowners based on their point of maximum demand during a month (referred to as “demand charge”). These forms of rate design could adversely impact our business by reducing the value of the electricity our solar energy systems produce, and reducing any savings customers realize by purchasing our solar and battery service offerings. Most recently, in September 2025, the Public Utilities Commission of Nevada approved a daily demand charge for all residential customers in Nevada Power service territory, scheduled to begin on April 1, 2026, which would negatively impact the value of home solar and storage. This charge is currently being challenged with stakeholders seeking a motion for reconsideration. These proposals could be replicated in other states. In addition to changes in general rates charged to all residential customers, utilities sometimes have proposed solar-specific charges (which may be fixed charges, capacity-based charges, or other rate charges). Any of these changes could materially reduce the demand for our offerings and could limit the number of markets in which our offerings are competitive with electricity provided by the utilities.

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

In particular, there is a limited number of suppliers of inverters, which are components that convert electricity generated by solar panels into electricity that can be used to power the home. For example, once we design a system for use with a particular inverter, if that type of inverter is not readily available at an anticipated price, we may incur delays and additional expenses to redesign the system. Further, the inverters on our solar energy systems generally carry only ten-year warranties. If there is an inverter equipment shortage in a year when a substantial number of inverters on our systems need to be replaced, we may not be able to replace the inverters to maintain proper system functioning or may be forced to do so at higher than anticipated prices, either of which would adversely impact our business.

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

We typically bear the risk of loss and are generally obligated to cover the cost of maintenance, repair and removal for any solar energy system that we sell or lease to our investment funds. At the time we sell or lease a solar energy system to an investment fund, we enter into a maintenance services agreement where we agree to operate and maintain the system for a fixed fee that is calculated to cover our future expected maintenance costs. If our solar energy systems require an above-average amount of repairs or if the cost of repairing systems were higher than our estimate, we would need to perform such repairs without additional compensation. If our solar energy systems, more than 45% of which were located in California as of September 30, 2025, are damaged as the result of a natural disaster beyond our control, losses could exceed or be excluded from our insurance policy limits, and we could incur unforeseen costs that could harm our business and financial condition. We may also incur significant costs for taking other actions in preparation for, or in reaction to, such events. We purchase property insurance with industry standard coverage and limits approved by an investor’s third-party insurance advisors to hedge against such risk, but such coverage may not cover our losses.

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

As of September 30, 2025, California represented over 45% of our customer base. This concentration of our customer base and operational infrastructure could lead to our business and results of operations being particularly susceptible to adverse economic, regulatory, political, weather and other conditions in this market and in other markets that may become similarly concentrated, in particular the east coast, where we have seen significant growth recently. Changes to California's net metering and tariff structure in 2023 created additional uncertainty and challenges, and thus a shift to more solar-paired-with-storage offerings, given the size of our customer base in California. Originations in California continue to be below levels prior to the NBT transition, and without further increases in originations, our new installations in California may continue to decline compared to prior periods, which could have a material adverse effect on our business operations and financial performance.

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

We depreciate the costs of our solar energy systems over their estimated useful life of 35 years. At the end of the initial, typically 20- or 25-year, term of the Customer Agreement, customers may choose to purchase their solar energy systems, ask to remove the system at our cost or renew their Customer Agreements. Customers may choose not to renew or purchase for any reason, including pricing, decreased energy consumption, relocation of residence, or switching to a competitor product.

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

Our Customer Agreements are typically for 20 or 25 years and require the customer to make monthly payments to us. Accordingly, we are subject to the credit risk of customers. As of September 30, 2025, the average FICO score of our customers under a Customer Agreement with a monthly payment schedule remained at or above 740, which is generally categorized as a “Very Good” credit profile by the Fair Isaac Corporation. However, this may decline to the extent FICO score requirements under future investment funds are relaxed. As our fleet of systems ages and we experience annual defaults from customers, cumulative annual defaults increase accordingly. If realized annual defaults and cumulative defaults exceed assumptions made by us or our financing partners, we may experience reduced revenue and face reductions in the financing proceeds obtained for new funds and potentially at less advantageous terms. Due to the immaterial amount of customer defaults to date, our reserve for this exposure is minimal, and our future exposure may exceed the amount of such reserves. If we experience increased customer credit defaults, our revenue and our ability to raise new investment funds could be adversely affected. If economic conditions worsen, certain of our customers may face liquidity concerns and may be unable to satisfy their payment obligations to us on a timely basis or at all, which could have a material adverse effect on our financial condition and results of operations.

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

Because of our limited operating history and the length of the term of our Customer Agreements, we have been required to make assumptions and apply judgments regarding a number of factors, including our anticipated rate of warranty claims and the durability, performance and reliability of our solar energy systems. Our assumptions could prove to be materially different from the actual performance of our systems, causing us to incur substantial expense to repair or replace defective solar energy systems in the future or to compensate customers for systems that do not meet their production guarantees. Product failures or operational deficiencies also would reduce our revenue from PPAs or lease agreements because they are dependent on system production. Any widespread product failures or operating deficiencies may damage our market reputation and adversely impact our financial results.

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

Numerous U.S. states—including California, Colorado, Utah, Virginia, and Connecticut—have enacted comprehensive data privacy and security laws that impose certain obligations on covered businesses, including providing specific disclosures in privacy notices and affording residents with certain rights concerning their personal data. As applicable, such rights may include the right to access, correct, or delete certain personal data, and to opt-out of certain data processing activities, such as targeted advertising, profiling, and automated decision-making. The exercise of these rights may impact our business and ability to provide our products and services. Certain states also impose stricter requirements for processing certain personal data, including sensitive information. These state laws allow for statutory fines for noncompliance. For example, the CCPA applies to personal data of consumers, business representatives, and employees who are California residents, and requires businesses to provide specific disclosures in privacy notices and honor requests of such individuals to exercise certain privacy rights. The CCPA provides for fines of up to $7,500 per intentional violation and allows private litigants affected by certain data breaches to recover significant statutory damages. These developments further complicate compliance efforts, and increase legal risk and compliance costs for us, the third parties with whom we work, and our customers. Similar laws are being considered in several other states, as well as at the federal and local levels, and we expect more states to pass similar laws in the future.

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

To support our growth, we need to hire, train, deploy, manage and retain a substantial number of skilled employees, engineers, installers, electricians, sales and project finance specialists. Competition for qualified personnel in our industry is increasing, particularly for skilled personnel involved in the installation of solar energy systems. We have in the past been, and may in the future be, unable to attract or retain qualified and skilled installation personnel or installation companies to be our solar partners, which would have an adverse effect on our business. We and our solar partners also compete with the homebuilding and construction industries for skilled labor. As these industries grow and seek to hire additional workers, our cost of labor may increase. The unionization of the industry’s labor force could also increase our labor costs. Shortages of skilled labor could significantly delay a project or otherwise increase our costs. Because our profit on a particular installation is based in part on assumptions as to the cost of such a project, cost overruns, delays or other execution issues may cause us to fail to achieve our expected margins or cover our costs for that project. In addition, because we are headquartered in the San Francisco Bay Area, we compete for a limited pool of technical and engineering resources that requires us to pay wages that are competitive with relatively high regional standards for employees in these fields. Further, we need to continue to expand upon the training of our customer service team to provide high-end account management and service to customers before, during and following the point of installation of our solar energy systems. Identifying, and recruiting qualified personnel and training them requires significant time, expense and attention. It can take several months before a new customer service team member is fully trained and productive at the standards that we have established. If we are unable to hire, develop and retain talented technical and customer service personnel, we may not be able to realize the expected benefits of this investment or grow our business.

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

We have in the past provided, and may from time to time provide, guidance regarding our future performance that represents our management’s estimates as of the date such guidance is provided. Any such guidance is based upon a number of assumptions with respect to future business decisions (some of which may change) and estimates that, while presented with numerical specificity, are inherently subject to significant business, economic, and competitive uncertainties and contingencies (many of which are beyond our control, including those related to the global pandemics, inflationary pressures, geopolitical conflict, bank failures, other macroeconomic factors, and associated economic downturn). Guidance is necessarily speculative in nature, and it can be expected that some or all of the assumptions that inform such guidance will not materialize or will vary significantly from actual results. Our ability to meet deployment volume, cost, net present value or any other forward-looking guidance is impacted by a number of factors including, but not limited to, the number of our solar energy systems purchased outright versus the number of our solar energy systems that are subject to long-term Customer Agreements, changes in installation costs, the availability of additional financing on acceptable terms, changes in the retail prices of traditional utility generated electricity, the availability of rebates, tax credits and other incentives, changes in policies and regulations including net metering and interconnection limits or caps, the availability of solar panels and other raw materials, as well as the other risks to our business that are described in this section. Accordingly, our guidance is only an estimate of what management believes is realizable as of the date such guidance is provided. Actual results may vary from such guidance and the variations may be material. Investors should also recognize that the reliability of any forecasted financial data diminishes the farther in the future that the data is forecast. In light of the foregoing, investors should not place undue reliance on our financial guidance, and should carefully consider any guidance we may publish in context.

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

Risks Related to Taxes and Accounting

Our ability to provide our storage and solar service offerings to customers on an economically viable basis depends in part on our ability to finance these systems with fund investors who seek particular tax and other benefits.

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

On July 4, 2025, the OBBB was signed into law by the President of the United States. The OBBB contains a number of changes to the IRA that significantly impact the availability of the ITCs under Sections 48(a) and 48E of the Code, including the accelerated sunsetting of certain investment tax credits (including for residential solar projects), and certain limited restrictions on their transferability to third-parties for sale. In particular, ITCs for solar projects under Section 48E are terminated if they do not begin construction by July 4, 2026 unless such projects are placed in service by December 31, 2027. The OBBB also introduces significant restrictions beginning in 2026 around certain foreign entities, which will not only impact who can invest in renewable energy projects, but also who can supply components and know-how to develop them. On August 15, 2025, in response to an Executive Order issued by the President of the United States on July 7, 2025, Treasury and the IRS issued Notice 2025-42, which provides for beginning of construction rules for wind and solar, revising existing guidance by largely eliminating the long-established 5% safe harbor. However, the 5% safe harbor continues to apply to solar facilities having a maximum output of 1.5 megawatts or less. Therefore, our existing safe harbor strategies should not be impacted by such guidance. However, Notice 2025-42 did not respond to the portion of the Executive Order regarding beginning of construction for purposes of the new restrictions regarding foreign entities and indicated additional guidance is forthcoming. We cannot predict with certainty what such guidance, or any other future guidance, will say, or how it will impact our existing safe harboring strategies. We routinely monetize investment tax credits and such monetization is a key component in our financing of solar projects. Obtaining tax equity funding (and tax equity funding on advantageous terms) may become more challenging as a result of the OBBB. Additionally, the benefits of the ITC have historically enhanced our ability to provide competitive pricing for customers. Accordingly, the OBBB could slow our growth and adversely impact our financial results and operational metrics.

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

Our business depends in part on government policies that promote and support solar energy and enhance the economic viability of owning solar energy systems. U.S. federal, state and local governmental bodies have provided incentives to owners, distributors, installers and manufacturers of solar energy systems to promote solar energy. These incentives include ITCs and Residential Energy Efficient Property Credit, as discussed above, as well as other tax credits, rebates and SRECs associated with solar energy generation. The OBBB made significant changes to these incentives at the federal level, as described above under “Our ability to provide our storage and solar service offerings to customers on an economically viable basis depends in part on our ability to finance these systems with fund investors who seek particular tax and other benefits.” Some markets, such as New Jersey and Maryland, currently utilize SRECs. SRECs can be volatile and their value could decrease over time as the supply of SREC-producing solar energy systems installed in a particular market increases. We rely on these incentives to lower our cost of capital and to attract investors, all of which enable us to lower the price we charge customers for our solar service offerings. These incentives have had a significant impact on the development of solar energy but they have undergone significant changes and could change further at any time, especially after changes in the Administration or Congress. These incentives may also expire on a particular date, when the allocated funding is exhausted, or be reduced, terminated or repealed without notice. The financial value of certain incentives may also decrease over time.

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

Our executive officers, directors and each of our stockholders who beneficially own 5% or more of our outstanding common stock and their affiliates, in the aggregate, beneficially own approximately 33.4% of the outstanding shares of our common stock, based on the number of shares outstanding as of September 30, 2025. As a result, these stockholders, if acting together, will be able to influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. They may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentrated control may have the effect of delaying or preventing a change in control of our company, could deprive our stockholders of an opportunity to receive a premium for their capital stock and might ultimately affect the market price of our common stock.

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

On September 3, 2025, Edward Fenster, our Co-Executive Chair of the Board of Directors, adopted a trading plan for the sale of the Company’s common stock that is intended to satisfy the affirmative defense of Rule 10b5-1(c). The trading plan is set to expire on September 2, 2026, and provides for the sale of up to 500,600 shares of common stock, subject to the Company’s stock price reaching certain price thresholds.

On August 14, 2025, Maria Barak, our Chief Accounting Officer, adopted a trading plan for the sale of the Company’s common stock that is intended to satisfy the affirmative defense of Rule 10b5-1(c). The trading plan is set to expire on August 5, 2027, and provides for the sale of up to 4,502 shares of common stock, subject to the Company’s stock price reaching certain price thresholds.

Item 6. EXHIBITS
The documents listed in the Exhibit Index of this Quarterly Report on Form 10-Q are incorporated by reference or are filed with this Quarterly Report on Form 10-Q, in each case as indicated therein (numbered in accordance with Item 601 of Regulation S-K).

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1	Restated Certificate of Incorporation of Sunrun Inc.	8-K	001-37511	3.3	6/7/2023

3.2	Bylaws of Sunrun Inc., Amended and Restated as of June 2, 2023.	8-K	001-37511	3.4	6/7/2023

10.1*	Sunrun Inc. Amended and Restated 2015 Equity Incentive Plan and related form agreements.					X

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1†	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document).

101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

_____________________

*	Indicates management contract or compensatory plan.
†	The certifications attached as Exhibit 32.1 that accompany this Quarterly Report on Form 10-Q are deemed furnished and not filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Sunrun Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUNRUN INC.

Date: November 6, 2025	By:	/s/ Mary Powell
Mary Powell
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Danny Abajian
Danny Abajian
Chief Financial Officer
(Principal Financial Officer)