Form 10-K
period 2025-12-31
Sunrun Inc.
filed 2026-02-26
CIK 1469367

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.       ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.       ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).       ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The Nasdaq Stock Market on June 30, 2025 was approximately $1.8 billion.
As of February 20, 2026, the number of shares of the registrant’s common stock outstanding was 234,492,403.
Portions of the information called for by Part III of this Form 10-K are hereby incorporated by reference from the definitive Proxy Statements for our annual meeting of stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2025.

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

•determinations by the Internal Revenue Service (“IRS”) of the creditable basis of our energy systems;

•our ability to manage our supply chains and distribution channels and the impact of natural disasters, supply chain disruptions, inflation, tariffs and trade barriers, export regulations, bank failures, geopolitical conflicts, macroeconomic conditions, and other events beyond our control on our business and operations, results of operations, and financial position;

•our business plan and our ability to effectively and efficiently manage our growth, including our rate of revenue and margin growth;

•our ability to drive distribution, further penetrate existing markets and expand into new markets;

•our expectations regarding market growth (including, but not limited to, expected cancellation rates) and our brand expansion;

•our expectations concerning relationships with third parties, including the attraction, retention and continued existence of qualified battery and energy system partners;

•the impact of seasonality on our business;

•our strategic partnerships and investments and the expected benefits of such partnerships and investments, including empowering new market entrants;

•our ability to realize the anticipated benefits of past or future investments, strategic transactions, or acquisitions, and risk that the integration of these acquisitions may disrupt our business and management;

•our intention to file additional patent applications;

•our ability to protect our intellectual property and customer data, as well as to maintain our brand;

•the willingness and ability of our battery and energy system partners to fulfill their respective warranty and other contractual obligations;

•our ability to develop customer relationships and to deliver a differentiated customer experience;

•our ability to renew or replace expiring, canceled, or terminated Customer Agreements at favorable rates or on a long-term basis;

•our ability to deliver industry leading performance guarantees;

•the ability of our energy systems to operate or deliver energy for any reason, including if interconnection or transmission facilities on which we rely become unavailable;

•our expectations regarding certain performance objectives and the renewal rates and purchase value of our energy systems after expiration of our Customer Agreements;

•the calculation of certain of our key financial and operating metrics and accounting policies; and

•our ability to capitalize on the market opportunities created by the electrification of the U.S. economy with renewable energy.

These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in the section titled “Risk Factors” and elsewhere in this Annual Report on Form 10-K. Moreover, we operate in a very competitive and rapidly changing environment, and new risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. These risks and uncertainties may be amplified by evolving economic, geopolitical and regulatory conditions, including increasing or volatile interest rates, trade regulations and tariffs, or changes in tax credits. The extent to which these risks and uncertainties impact our business, operations, and financial results, including the duration and magnitude of such effects, will depend on numerous factors, including, but not limited to, the duration, rapidity, and intensity of these conditions, how widespread their impact is and will continue to be on our industry or those of our suppliers, and how quickly and to what extent more predictable and stable economic conditions resume. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Annual Report on Form 10-K may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.
You should not rely upon forward-looking statements as predictions of future events. The information provided in this Annual Report on Form 10-K is based upon the facts and circumstances known as of the date of this Annual Report on Form 10-K, and any forward looking statements made by us in this Annual Report on Form 10-K speak only as of the date of this Annual report on Form 10-K. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee that the future results, levels of activity, performance or events and circumstances reflected in the forward-looking statements will be achieved or occur. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of the forward-looking statements. We undertake no obligation to update publicly any forward-looking statements for any reason after the date of this Annual Report on Form 10-K to conform these statements to actual results or to changes in our expectations, except as required by law.
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
•We have historically benefited from declining costs in our industry, and our business and financial results have been and may continue to be harmed as a result of recent, and any continued increases in, costs associated with our battery and solar service offerings and any failure of these costs to decline in the future. If we do not reduce our cost structure in the future, our ability to continue to be profitable may be impaired.
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

Selected Risks Related to Our Business Operations

•Our growth depends in part on the success of our relationships with third parties.
•We and our energy system partners depend on a limited number of suppliers of solar panels, batteries, and other system components to adequately meet anticipated demand for our solar and storage service offerings. Any shortage, bottlenecks, delay, detentions, or component price change from these suppliers, or the acquisition of any of these suppliers by a competitor, could result in sales and installation delays, cancellations and loss of market share.
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
•If the IRS makes determinations that the creditable basis of our energy systems is materially lower than what we have claimed, we may have to pay significant amounts to our fund investors, and our business, financial condition, and prospects may be materially and adversely affected.
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

We are engaged in the design, development, installation, sale, ownership and maintenance of residential energy systems (“Projects”) in the United States. We provide clean, solar energy typically at savings compared to traditional utility energy. Our primary customers are residential homeowners. We also offer battery storage along with solar energy systems to our customers in select markets and sell our services to certain commercial developers through our multi-family and new homes offerings. After inventing the residential solar service model and recognizing its market potential, we have built the infrastructure and capabilities necessary to acquire and serve customers in a low-cost and scalable manner. Today, our scalable operating platform provides us with a number of distinct advantages. First, we are able to drive distribution by marketing our solar service offerings through multiple channels, including our partner network and direct-to-consumer operations. This approach supports broad sales and installation capabilities, which together allow us to achieve capital-efficient growth. Second, we are able to provide differentiated solutions to our customers that, combined with a great customer experience, we believe will drive meaningful margin advantages for us over the long term as we strive to create and serve the industry’s most valuable and satisfied customer base.

Our core solar service offerings are provided through our lease and power purchase agreements, which we refer to as our “Customer Agreements,” and which provide customers with simple, predictable pricing for solar energy that is insulated from rising retail electricity prices. They also provide customers who opt for storage offerings the benefit of increased resiliency from backup energy and enhanced energy management capabilities. While customers have the option to purchase an energy system outright from us, most of our customers choose to buy solar as a service from us through our Customer Agreements without the significant upfront investment of purchasing an energy system. With our solar service offerings, we install energy systems on our customers’ homes and provide them with the solar power produced by those systems for typically a 20- or 25-year initial term. In addition, we monitor, maintain and insure the system during the term of the contract. In exchange, we receive predictable cash flows from high credit quality customers and qualify for tax and other benefits. We finance portions of these tax benefits and cash flows through tax equity, non-recourse debt and project equity structures in order to fund our upfront costs, overhead and growth investments. We develop valuable customer relationships that can extend beyond this initial contract term and provide us an opportunity over time to integrate additional solar, battery storage, electrification and distributed power plant offerings into a smart solution for each home and community. Since our founding, we have continued to invest in a platform of services and tools to enable large scale operations for us and our partner network, and these partners include energy system integrators, sales partners, installation partners and other strategic partners. The platform includes processes and software, as well as fulfillment and acquisition of marketing leads. We believe our platform empowers new market entrants and smaller industry participants to profitably serve our large and underpenetrated market without making the significant investments in technology and infrastructure required to compete effectively against established industry players. Our platform provides the support for our multi-channel model, which drives broad customer reach and capital-efficient growth.

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

We have experienced substantial growth in our business and operations since our inception in 2007, as well as through our acquisition of Vivint Solar on October 8, 2020. As of December 31, 2025, we operated the largest fleet of residential energy systems in the United States. We have a Networked Solar Energy Capacity of 8,404 megawatts as of December 31, 2025, which represents the aggregate megawatt production capacity of our energy systems that have been recognized as deployments, from our inception through the measurement date. Gross Earning Assets as of December 31, 2025 were approximately $21.1 billion. Please see the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Key Operating Metrics” for more details on how we calculate Networked Solar Energy Capacity and Gross Earning Assets.

We also have a long track record of attracting low-cost capital from a variety of sources, including tax equity and debt investors. Since inception we have raised tax equity investment funds to finance the installation of energy systems.
Our Multi-Channel Capabilities
Our distinct, multi-channel capabilities offer consumers a compelling solar service through scalable, cost-effective and consumer-friendly channels. Customers can access our products through three channels: direct-to-consumer, energy system partnerships and strategic partnerships.
Direct-to-Consumer
We sell storage and solar service offerings and install energy systems for customers through our direct-to-consumer channel. These energy systems are offered to customers either under a Customer Agreement or for purchase. This channel consists of an online lead generation function, a telesales and field sales team, a direct-to-home sales force, a retail sales team and an industry-leading installation organization.
Energy System Partnerships
We contract with a variety of organizations that act as either exclusive or non-exclusive (depending on the terms of their contract with us) distributors of our residential energy systems service offerings and subcontractors for the installation of the related energy systems. Because of our commitment to these organizations and our vested interest in their success, we refer to them as our “energy system partners,” although the actual legal relationship is that of an independent contractor. Our energy system partners include:
•Energy Systems integrators: trained and trusted partners who originate customers for our residential energy systems service offerings and procure and install the energy systems on our customers’ homes on our behalf as our subcontractors. Partnerships with energy systems integrators allow us to expand our brand, quickly enter new markets and drive capital-efficient growth. We compensate our energy systems integrators on a per energy system basis for generating Customer Agreements and the installation work they perform for us.
•Sales partners: sales and lead generation partners who provide us with high-quality leads and customers at competitive prices. We typically compensate our sales partners on a per customer basis for the sales and lead generation services they perform for us. All contracts are between the customer and us, based on a price set by us.
•Installation partners: trusted installation partners who procure and install a subset of our energy systems as our subcontractors and allow us to deploy a mix of in-house and outsourced installation capabilities more efficiently. We compensate our installation partners on a per energy system basis for the procurement of materials and installation work they perform for us. Installation partners are solely our subcontractors and do not enter into any agreements with our customers.
Our ability to connect specialized sales and installation firms on a single platform, which we license to our energy systems partners at no cost, allows us to enjoy the benefits of vertical integration without the additional fixed cost structure. This creates margin opportunities, system efficiencies and benefits from network effects in matching these ecosystem participants.

Strategic Partnerships
Our strategic partnerships encompass relationships with new market entrants not previously engaged in solar or energy storage, including consumer marketing, retail and specialized energy retail companies. Our strategic partners find the residential energy systems market attractive, but recognize that significant barriers to entry make partnerships the preferred method to reach solar customers. Through these strategic arrangements, we typically market our residential energy systems service offerings to the strategic partner’s customer base and install the energy systems directly or through one of our energy system partners. We manage the customer experience and retain the value of the economic relationship through the term of the customer’s contract and potential renewal period. We have executed strategic partnerships in competitive processes that give us access to millions of potential customers. As our industry grows, we believe that our distinct platform and deep partnership experience position us to be the partner of choice for new market entrants.
The combination of direct-to-consumer, energy system partnerships and strategic partnerships offers distinct advantages. The direct-to-consumer channel allows us to scale rapidly, drive incremental unit costs down over the long term, and refine operational processes to share with our partners. Our energy system partnerships and strategic partnerships enable nimble market entry and exit, while allowing for capital efficient growth. Together, this multi-channel strategy supported by our open platform allows us to reach more customers with our leading solar service offerings without compromising our ability to provide exceptional customer service.
Customer Agreements
We provide clean, solar energy and energy storage to customers. Since we were founded in 2007, we have been providing solar energy to residential customers at prices typically below utility rates through a variety of offerings, most commonly through our leases and power purchase agreements which we refer to as our Customer Agreements. We either arrange non-recourse financing and tax equity to finance energy systems under these Customer Agreements if held on our balance sheet, which we refer to as Retained Subscribers, or we sell certain of the energy systems under newly originated Customer Agreements to third-party investors (which we refer to as Non-Retained or Partially Retained Subscribers). Under our Customer Agreements, customers have the right to use and consume all electricity produced by the energy system on a continuous basis or, for customers who also opted for our battery storage offerings, stored in batteries which can be discharged as needed. Most Customer Agreements, other than those billed based on generation, entitle the customer to a refund for underproduction below a guaranteed amount, which we refer to as our "performance guarantee." Either directly or through an energy system partner, we construct an energy system on a customer’s home which generates electricity at set prices through Customer Agreements which typically have an initial term of 20 or 25 years. Rates for both forms of our Customer Agreements can be fixed for the duration of the contract or escalated at a predetermined percentage annually. Upon installation, an energy system is interconnected to the local utility grid. The home’s energy usage is provided by the energy system with any additional energy needs provided by the local utility. Any excess solar energy that is not immediately used by our customers or stored in batteries is exported to the utility grid using a bi-directional utility net meter, and in states with net metering, customers generally receive a credit for this excess power from their utility to offset future usage of utility-generated energy.
Although many of our customers choose to pay little to nothing upfront and instead receive a monthly bill, some customers choose to prepay an amount upfront, thereby reducing their monthly bill. The amount of an upfront payment is customized for each customer. Customers may also choose to fully prepay their 20- or 25-year contracts. The prepayment amount is based on the estimated amount of the energy system’s output over the typically 20- or 25-year term of the Customer Agreement. If the estimated production of the energy system is less than the actual production for a given year after the first full one to two years of the agreement, prepaid customers are refunded the difference at the end of each such year. If the energy system’s energy production is in excess of the estimate, we allow customers to keep the excess energy at no charge. After the initial term of the Customer Agreement, customers have the option to renew their contracts for the remaining life of the energy system, typically at a 10% discount to then-prevailing power prices, to purchase the system from us at its fair market value, or have us remove the system.
Regardless of the type of Customer Agreement our customers choose, we operate the system and agree to monitor it at no cost to the customer. System maintenance is included in our power purchase agreement (“PPA”) or lease. We offer an industry-leading performance guarantee to ensure that our customers are receiving the energy they expect at the price they expect and our customers also receive up to a ten-year warranty for roof penetrations.

If a customer sells his or her home, the customer has the right to purchase the system or assign the Customer Agreement to the new homeowner, provided the new homeowner meets our credit requirements and agrees to be bound by the terms and conditions of the Customer Agreement. In connection with this service transfer, the customer may prepay all or a portion of the remaining payments due under the Customer Agreement to lower or eliminate the monthly rate to be paid by the new homeowner. If the customer fails to purchase the system or assign the Customer Agreement to a new homeowner, we may negotiate directly with the new homeowner to transfer the Customer Agreement (at times on modified terms) and/or look to the original customer to pay all remaining payments due. We have completed thousands of service transfers and, from inception through December 31, 2025, the aggregate expected net present value of the Customer Agreements once assigned represented approximately 100% of what it was prior to assignment.
Sales and Marketing
We sell our solar energy offerings through a scalable sales organization using both a direct-to-consumer approach across online, retail, mass media, digital media, canvassing, field marketing and referral channels as well as our partner network. We sell to customers over the phone, online, in the field through canvassing and in-home sales and through our strategic retail sales partnerships. We also partner with sales-only organizations that focus on direct-to-consumer marketing and sales on our behalf, typically with a Sunrun-branded offering at point of sale, which further increases our brand and reach. We also generate sales volume through customer referrals. Customer referrals have also become an increasingly effective way to market our energy systems. We believe that a customized, customer-focused selling process is important before, during and after the sale of our solar services to maximize our sales success and customer experience.
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
Supply Chain
We purchase equipment, including solar panels, inverters and batteries from a limited number of manufacturers and suppliers. If we fail to maintain or expand our relationships with these suppliers and manufacturers, or if one or more that we rely upon to meet anticipated demand reduces or ceases production, it may be difficult to quickly identify and qualify comparable alternatives on acceptable terms. In addition, equipment prices may increase in the coming years, or not decrease at the rates we historically have experienced, due to the imposition of trade regulations, tariffs or other factors. As discussed in Item 1A. Risk Factors “We have historically benefited from declining costs in our industry, and our business and financial results have been and may continue to be harmed as a result of recent and any continued increases in costs associated with our solar service offerings and any failure of these costs to decline in the future. If we do not reduce our cost structure in the future, our ability to continue to be profitable may be impaired.” Section 201 tariffs on solar modules were imposed beginning in 2018 and were extended through February 6, 2026. Federal policy regarding solar imports can change, and the U.S. government may implement other forms of tariffs or trade restrictions.

For example, federal agencies in recent years have increased enforcement against the importation of products suspected of being manufactured with forced labor. U.S. customs enforcement and the implementation of the Uyghur Forced Labor Prevention Act (“UFLPA”) could negatively impact our supply chain and the availability of products that we use to conduct our business. See “Risks Related to the Solar Industry” below for more information.
Competition
Our primary competitors are the traditional utilities that supply electricity to our potential customers. We compete with these traditional utilities primarily based on price (cents per kilowatt hour), predictability of future prices (by providing pre-determined annual price escalations), the backup power capabilities of our battery storage solution, and the ease by which customers can switch to electricity generated by our energy systems.

We also compete with companies that are not regulated like traditional utilities but that have access to the traditional utility electricity transmission and distribution infrastructure pursuant to state and local pro-competitive and consumer choice policies, solar companies with business models that are similar to ours, and other renewable energy companies. Some customers might choose to subscribe to a community solar project or renewable subscriber program with these companies or their utilities, instead of installing an energy system on their home, which could affect our sales. Additionally, some utilities offer generation portfolios that are increasingly renewable in nature. We believe that we compete favorably with these companies based on our extensive multi-channel approach and differentiated customer experience.
We also face competition from purely finance-driven organizations that acquire customers and then subcontract out the installation of energy systems, from installation businesses that seek financing from external parties, to large construction companies and utilities and sophisticated electrical and roofing companies.
Intellectual Property
As of December 31, 2025, we had 64 issued patents and 12 filed patent applications in the United States relating to a variety of aspects of our solar solutions. Our issued U.S. patents will expire 20 years from their respective filing dates, with the earliest expiring in 2029. We intend to file additional patent applications as we continue to innovate through our research and development efforts.
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
To operate our systems, we obtain interconnection permission from the applicable local primary electric utility. Depending on the size of the energy system and local law requirements, interconnection permission is provided by the local utility directly to us and/or our customers. In almost all cases, interconnection permissions are issued on the basis of a standard process that has been pre-approved by the local public utility commission or other regulatory body with jurisdiction over net metering policies. As such, no additional regulatory approvals are required once interconnection permission is given.
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

Government Incentives
Federal, state and local government policies provide incentives to owners, distributors, system integrators and manufacturers of energy systems to utilize home solar and storage energy in the form of rebates, tax credits, payments for renewable energy credits associated with renewable energy generation and exclusion of energy systems from property tax assessments. These incentives enable us to lower the price we charge customers for energy from, and to lease, our energy systems, helping to catalyze customer adoption of solar energy as an alternative to utility-provided power. In addition, for some investors, the acceleration of depreciation creates a valuable tax benefit that reduces the overall cost of the energy system and increases the return on investment. The federal government also currently offers a technology-neutral Clean Electricity Investment Credit under Section 48E of the Code (the “48E Credit,” or commonly known as “ITC”), for the installation of certain energy properties, including solar power facilities and energy storage owned for business purposes.
The Inflation Reduction Act of 2022 (the “IRA”) became law on August 16, 2022, and some of its notable provisions include:
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
•the eligibility of solar and storage facilities that begin construction after December 31, 2024 and are placed in service after 2024 and through at least 2033, for a 30% 48E Credit (assuming that apprenticeship and prevailing wage requirements are satisfied, for facilities larger than 1 megawatt); and
•several bonus credits under the 48E Credit, which apply to certain facilities placed in service beginning in 2023, including those meeting certain domestic content requirements, those located in “Energy Communities,” and those located in or that benefit low-income communities and tribal communities.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBB”) became law. The OBBB made a number of changes to the IRA that significantly impacted the availability of the credits under Sections 48(a) and 48E of the Internal Revenue Code of 1986 (the “Code”), including the accelerated sunsetting of the 48E credit for solar energy facilities after 2027. In particular, solar projects will no longer be eligible for credits under Section 48E if they are placed in service after December 31, 2027, unless construction on the solar project begins by July 4, 2026. The OBBB also introduced new restrictions on foreign supply chains and foreign owners or investors in tax-credit-supported facilities, referred to as “Prohibited Foreign Entity” or “PFE” restrictions. These restrictions generally took effect on January 1, 2026, and the Treasury Department is required to issue final regulations implementing them by December 31, 2026.
On August 15, 2025, in response to an Executive Order issued by the President of the United States on July 7, 2025, the U.S. Department of Treasury and the IRS issued Notice 2025-42, which provides for beginning of construction rules for wind and solar, revising existing guidance by largely eliminating the long-established 5% safe harbor. However, the 5% safe harbor continues to apply to solar facilities with a maximum output of 1.5 megawatts or less. Notice 2025-42 did not respond to the portion of the Executive Order regarding beginning of construction for purposes of the new PFE restrictions and indicated additional guidance is forthcoming. On February 12, 2026, the U.S. Department of Treasury and the IRS issued Notice 2026-15, which provides interim guidance, including regarding safe harbors for purposes of determining a taxpayer’s material assistance from a Prohibited Foreign Entity. The U.S. Department of Treasury and the IRS have indicated that they intend to issue more comprehensive proposed regulations and other guidance with respect to the definitions of a PFE and material assistance from a PFE. We cannot predict with certainty what such guidance, or any other future guidance, will provide, or how it will impact our existing safe harboring strategies.
The federal government previously offered a personal income tax credit under Section 25D of the Code (“Residential Clean Energy Credit”), for the installation of certain solar power facilities owned by residential taxpayers, which is applicable to customers who purchase an energy system outright as opposed to entering into a Customer Agreement. The OBBB ended the Residential Clean Energy Credit on January 1, 2026.
We and our tax equity partners have claimed and expect to continue to claim ITCs with respect to qualifying solar energy and energy storage projects. However, the application of law and guidance regarding ITC eligibility to the facts of particular solar energy projects remains subject to a number of uncertainties. With respect to the Section 48E final rule that the U.S. Department of Treasury issued on January 15, 2025 (“Treasury Regulations”), there can be no assurance that the IRS will agree with our approach in the event of an audit. Also, the IRS and the U.S. Department of Treasury may modify existing guidance.
In structuring tax equity partnerships and determining ITC eligibility, we have relied upon applicable tax law and published IRS guidance. While the U.S. Department of Treasury issued final regulations on the 48E Credits in 2025, it has not issued proposed or final rules on the Energy Communities Bonus Credit or the Domestic Content Bonus Credit, so we continue to rely on other published IRS guidance in this regard.
More than half of U.S. states, and many local jurisdictions, have established property tax incentives for renewable energy systems that include exemptions, exclusions, abatements and credits. Many states also have adopted procurement requirements for renewable energy. Approximately thirty states and the District of Columbia have adopted a renewable portfolio standard (and approximately eight other states have some voluntary goal) that requires regulated utilities to procure a specified percentage of total electricity delivered in the state from eligible renewable energy sources, such as energy systems, by a specified date. To prove compliance with such mandates, utilities must surrender solar renewable energy credits (“SRECs”) to the applicable authority. Energy system owners such as our investment funds often are able to sell SRECs to utilities directly or in SREC markets.
While there are numerous federal, state and local government incentives that benefit our business, some adverse actions, interpretations or determinations of new or existing laws or regulations could have a negative impact on our business. For example, in the future, Congress could revise or eliminate additional provisions in the IRA or OBBB that could negatively impact our business, such as reducing the percentage or duration of the ITCs. Federal agencies may also issue tax guidance or regulations that could negatively impact our business, by, for example, narrowing the applicability of ITC bonus credits or preventing certain businesses from participating.
Human Capital Management
At Sunrun, our human capital strategy is to attract, retain and develop the highest quality workforce. We do this by providing a differentiated company culture and employee experience, including through our compensation and benefits programming; and through the support of our employees’ career mobility, leadership development, continuous education and upskilling. In 2025, we expanded the programming in our career mobility platform and this is our fifth year offering an education benefit. Through our education benefit, we develop future leaders with curated programs aligned to Sunrun’s priorities, enhancing business skills and job performance. Our career development programming is particularly focused on growing and developing our frontline sales and installation employees, who make up 82% of our workforce. In 2025, we continued to strengthen our wellbeing strategy and offerings to enhance and support our employees’ mental, physical, social, financial, and career wellbeing.

We believe that a culture of belonging creates an engaged and motivated workforce focused on our customers and delivering value for our shareholders. We are focused on ensuring all of our employees are informed and regularly connected to values- and performance-based leadership through our internal communication platform. In 2025, we fostered deeper talent attraction partnerships with local organizations such as Illinois Shines and military partnerships focused on hiring retiring military service members. We maintain nine Sunrun Communities, which are open to all of our employees, to promote connection, collaboration, and communication and assist in the development and facilitation of programming to support personal and professional development. Annually, as part of our impact report on environment, sustainability, and governance, we share details on our strategies, focus areas, outcomes achieved, and workforce demographics.

Human Capital. As of December 31, 2025, we had approximately 9,059 full-time employees, inclusive of our active direct-to-home salesforce. We also engage independent contractors and consultants. None of our employees are covered by collective bargaining agreements. We have not experienced any work stoppages.

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
We file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Exchange Act. The SEC maintains a website at www.sec.gov that contains reports, proxy and information statements and other information that we file with the SEC electronically. Copies of our reports on Form 10-K, Form 10-Q, Form 8-K, and amendments to those reports may also be obtained, free of charge, electronically on the investor relations page on our website located at investors.sunrun.com as soon as reasonably practical after we file such material with, or furnish it to, the SEC.
We also use the investor relations page on our website as a channel of distribution for important company information. Important information, including press releases, analyst presentations and financial information regarding us, as well as corporate governance information, is routinely posted and accessible on the investor relations page on our website. We encourage investors, the media and others interested in Sunrun to review the information we make public in these locations, as such information could be deemed to be material information, including any information posted to our investor relations page on our website, which has been designated a Regulation FD compliant method of disclosure. Information on or that can be accessed through our website is not part of this Annual Report on Form 10-K or any other report or document we file with the SEC, and the inclusion of our website address is an inactive textual reference only.
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
The California Consumer Privacy Act (“CCPA”) is an example of the increasingly stringent and evolving regulatory frameworks related to personal data processing that may increase our compliance obligations and exposure for any noncompliance. For example, the CCPA imposes obligations on covered businesses to provide specific disclosures related to a business’s collection, usage, and disclosure of personal data and to respond to certain requests from California residents related to their personal data (for example, requests to know of the business’s personal data processing activities, to delete the individual’s personal data, and to opt out of certain personal data disclosures). Also, the CCPA provides for civil penalties and a private right of action for data breaches which may include an award of statutory damages. In addition, the California Privacy Rights Act of 2020 (“CPRA”) expanded the CCPA by giving California residents the ability to limit use of certain sensitive personal data, establishing restrictions on personal data retention, expanding the types of data breaches that are subject to the

CCPA’s private right of action, and establishing a new California Privacy Protection Agency to implement and enforce the new law.
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

The battery storage and solar energy industry is an emerging and constantly evolving market opportunity. We cannot be certain that the market will grow to the size or at the rate we expect. For example, we have experienced increases in cancellations of our Customer Agreements in certain geographic markets during various periods in our operating history. Any future growth of the solar and battery storage market and the success of our offerings depend on many factors beyond our control, including recognition and acceptance of the battery storage and solar service market by consumers, the pricing of alternative sources of energy, a favorable regulatory environment, the continuation of expected tax benefits and other compensation, and our ability to provide our storage and solar service offerings cost effectively. If the markets for battery storage and solar energy do not develop to the size or at the rate we expect, our business may be adversely affected.

Home battery storage and solar energy has yet to achieve broad market acceptance and depends in part on continued support in the form of rebates, tax credits, and other incentives from federal, state and local governments. For example, the most notable recent federal tax legislation affecting our business is the OBBB, that President Trump signed into law on July 4, 2025. The new law makes adverse changes to tax policies that we rely upon, including to the eligibility of solar energy systems for the 48E Clean Electricity Investment Credit after 2027. The law maintains the 48E credit for energy storage through 2033. The law also applies new “Prohibited Foreign Entity” (“PFE”) restrictions to the Section 48E credit, which could potentially deny tax credits to entities owned, controlled, or influenced by certain specified foreign entities of concern, and for projects that use certain components or receive "material assistance" from certain prohibited foreign entities of concern, thereby potentially increasing costs and potentially reducing demand, or restricting access to tax credits. Further, the law ended the Residential Clean Energy Credit on January 1, 2026. Additionally, there have been significant changes in the residential solar policy and pricing framework in California, which is one of our key markets and represents over 45% of our customer base, as of December 31, 2025. Changes to California’s net metering policy, with the new billing regime implemented in April 2023, presented a significant change to the financial credits California customers receive from our solar and battery systems and may limit the financial attractiveness of our offerings in this market, particularly for solar-only systems. Originations in California are below levels prior to the Net Billing Tariff (“NBT”) transition, and without further increases in originations, our new installations in California may continue to decline compared to prior periods, which could have a material adverse effect on our business operations and financial performance. If support diminishes materially for solar or storage policy related to rebates, tax credits, bill crediting, or other incentives, our ability to obtain external financing on acceptable terms, or at all, could be materially adversely affected. These types of funding limitations could lead to inadequate financing support for the anticipated growth in our business. Furthermore, growth in residential solar and storage energy depends in part on macroeconomic conditions, retail prices of electricity and customer preferences, each of which can change quickly. Declining macroeconomic conditions, including in job markets and residential real estate markets, could contribute to instability and uncertainty among customers and impact their financial wherewithal, credit scores or interest in entering into long-term contracts, even if such contracts would generate immediate and long-term savings.

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

We have historically benefited from declining costs in our industry, and our business and financial results have been and may continue to be harmed as a result of recent and any continued increases in costs associated with our solar service offerings and any failure of these costs to decline in the future. If we do not reduce our cost structure in the future, our ability to continue to be profitable may be impaired.

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

U.S. trade and tariff policy regarding solar energy equipment has experienced a high level of activity in recent years, under both the current and previous Administrations. Most recently, on July 1, 2025, the U.S. Commerce Department launched an investigation under Section 232 of the Trade Expansion Act of 1962 into imported polysilicon, a key component in solar panels. A decision is expected in 2026. If the investigation finds that imported polysilicon poses a national security threat to the United States, the Administration could impose new tariffs on those imports, potentially increasing the price of some of the equipment we procure.

In addition, on April 21, 2025, the U.S. Commerce Department issued final anti-dumping (“AD”) and countervailing duty (“CVD”) rates on crystalline solar cells and modules imported from Vietnam, Malaysia, Thailand and Cambodia. These countries have supplied the majority of imported solar cells and modules to the United States in recent years, and now face new country-wide final AD or CVD tariff rates ranging from 1.92% to 534.67%. The Commerce Department also imposed new tariffs on individual cell and module manufacturers in those countries. The imposition of tariffs generally has an inflationary effect on module prices for solar energy equipment installers, including us.

In addition, U.S. laws and regulations intended to prevent the importation of goods manufactured with forced labor have and could continue to affect our business operations and supply chain, including ongoing enforcement of the Uyghur Forced Labor Prevention Act (“UFLPA”) and the withhold release order (“WRO”) that U.S. Customs and Border Protection (“CBP”) issued on June 24, 2021, applicable to certain silica-based products manufactured in the Xinjiang Uyghur Autonomous Region of China. Intensive examinations, withhold release orders, and related governmental procedures have resulted in supply chain and operational delays throughout the industry, and we have implemented policies and procedures to maintain compliance and minimize delays. These and similar trade restrictions that may be imposed in the future could cause delivery and installation delays, and restrict the global supply of polysilicon and solar products. This could result in near-term demand for available energy systems despite higher costs, increased costs of polysilicon and the overall cost of energy systems, and equipment shortages, potentially reducing overall demand for and limiting the supply of our products and services.

In recent years, we have faced substantial trade policy volatility, marked by escalating tariffs and trade investigations that create substantial uncertainty in our supply chain and cost structure. In April 2025, the Administration implemented broad "reciprocal" tariffs, including a 10% baseline tariff on most imports. Following a 90-day pause to allow for bilateral negotiations, country-specific reciprocal tariffs took effect on August 7, 2025, with rates now ranging from 10% to 50% depending on the country of origin. Existing tariffs on steel, copper and aluminum were notably already increased to 50% for most countries, with specific exemptions for the UK. On February 20, 2026, the U.S. Supreme Court held that the International Emergency Economic Powers Act does not authorize the President to impose tariffs, invalidating some but not all of the recently imposed tariffs. The Trump Administration responded by announcing new tariffs pursuant to another statute, but significant uncertainty remains regarding the legality and effect of such tariffs. In response to such U.S. tariffs, some foreign governments have threatened or instituted retaliatory tariffs on certain U.S. goods and have indicated a willingness to impose additional tariffs on U.S. products, which could increase tensions and create greater uncertainty and instability in our business dealings and negatively affect our business operations. The legal standing of some reciprocal tariffs is currently under federal court review, though these rulings are stayed pending appeal, meaning the announced tariffs remain in effect.

The trade relationship with China has seen particularly aggressive and fluctuating tariff escalations. While final tariff rates have yet to be determined, other pre-existing U.S. tariffs on Chinese goods generally persist, can change more frequently than previously, and are additive. For example, the current U.S. presidential administration has announced a formal investigation process to consider new national security-based tariffs on imports of semiconductors and semiconductor manufacturing equipment, which are necessary components of our solar panels. The highly fluid situation with China is potentially subject to further changes as this 90-day pause period concludes and with the ongoing sector-specific investigations into polysilicon and semiconductors.

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

Furthermore, we face competition from purely finance-driven nonintegrated competitors that subcontract out the installation of energy systems, from installation businesses (including energy system partners) that seek financing from external parties, from large construction companies and from electrical and roofing companies. In addition, local installers that might otherwise be viewed as potential energy system partners may gain market share by being able to be the first providers in new local markets. Some of these competitors may provide energy at lower costs than we do. Finally, as declining prices for solar panels and related equipment has resulted in an increase in consumers purchasing instead of leasing energy systems, we face competition from companies that offer consumer loans for these solar panel purchases.

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

The production and installation of energy systems depend heavily on suitable meteorological and environmental conditions. If meteorological or environmental conditions are unexpectedly unfavorable, the electricity production from our solar service offerings may be below our expectations, and our ability to timely deploy new systems may be adversely impacted.

The energy produced and revenue and cash flows generated by an energy system depend on suitable solar and weather conditions, both of which are beyond our control. Furthermore, components of our systems, such as panels and inverters, could be damaged by severe weather or natural catastrophes, such as hailstorms, tornadoes, fires, hurricanes, atmospheric rivers, or earthquakes. In these circumstances, we generally would be obligated to bear the expense of repairing the damaged energy systems that we own. Sustained unfavorable weather or environmental conditions also could unexpectedly delay the installation of our energy systems, leading to increased expenses and decreased revenue and cash flows in the relevant periods. Extreme weather conditions, as well as the natural catastrophes that could result from such conditions, can severely impact our operations by delaying the installation of our systems, lowering sales, and causing a decrease in the output from our systems due to smoke or haze. Weather patterns could change, making it harder to predict the average annual amount of sunlight striking each location where our energy systems are installed. This could make our solar service offerings less economical overall or make individual systems less economical. Any of these events or conditions could harm our business, financial condition, and results of operations.

Extreme weather events and climate change may have long-term impacts on our business, our industry, and the global economy.

Extreme weather, impacts from climate change, and dramatic increase in demand for electricity on the grid, present unprecedented challenges for energy systems, and we anticipate volatility for our industry. While our core business model seeks to accelerate a transition to renewable energy, there are inherent climate-related risks to our business operations. Warming temperatures throughout the United States, and in California, our biggest market, in particular, have contributed to extreme weather, intense drought, and increased wildfire risks. These extreme weather events have the potential to disrupt our business, our third-party suppliers, and our customers, and may cause us to incur additional operational costs. They can also cause a decrease in the output from our systems due to smoke or haze. Additionally, if weather patterns significantly shift due to climate change, it may be harder to predict the average annual amount of sunlight striking each location where our energy systems are installed. This could make our solar service offerings less economical overall or make individual systems less economical.

Natural disasters and extreme weather events associated with climate change have impacted our operations by delaying the installation of our systems, and in some cases, directly damaging our systems, leading to increased expenses and decreased revenue and cash flows. Continued increases in similar types of extreme weather events may harm our business, financial condition, and results of operations.

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

While interest rates have been at long-term historic lows during large parts of our operating history, they have generally increased since 2022, and may stabilize or continue to increase in the future. Higher interest rates reduce our advance rates, and correspond to a reduction in the proceeds we receive from certain investment funds. Because our financing structure is sensitive to volatility in interest rates, higher rates increase our cost of capital and decrease the amount of capital available to us to finance the deployment of new energy systems. Our project-level debt facilities have historically been refinanced every five to seven years. If future prevailing interest rates are higher than the rates on our existing debt, our ability to effectively refinance our debt may be adversely impacted and we may face additional interest expense and reduced borrowing capacity, which would negatively impact our liquidity and financial performance. Additionally, we have selectively increased pricing in many markets in prior years in response to higher interest rates, and may do so in the future, which may impact the overall attractiveness of our offerings to potential new customers. Our future success depends on our ability to raise capital from fund investors and obtain secured lending to help finance the deployment of our solar service offerings. Part of our business strategy is to seek to reduce our cost of capital through such financing arrangements to improve our margins, offset reductions in government incentives and maintain the price competitiveness of our solar service offerings. Rising base interest rates or credit spreads, which have been, and may continue to be, worsened by inflation, an economic recession, or other variables, may have an adverse impact on our ability to offer attractive pricing on our solar service offerings to customers, which could negatively impact sales of our solar energy offerings and our cash flows. Because we typically enter into interest rate swaps shortly after the installation of a system, we are subject to higher interest rate risk between customer pricing through system installation, which may cause volatility to our cash flows.

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

Our investors in our tax equity investment funds typically advance capital to us based on, among other things, production capacity estimates. The models we use to calculate prepayments in connection with certain of our tax equity investment funds are updated at a fixed date occurring after placement in service of all applicable energy systems or an agreed upon date (typically within the first year of the applicable term) to reflect certain specified conditions, as they exist at such date including the ultimate system size of the equipment that was sold or leased to the tax equity investment fund, the cost thereof, and the date the equipment went into service. In some cases, these true-up models also incorporate any changes in law, which would include any reduction in rates (and thus any reduction in the benefits of depreciation). As a result of this true-up, applicable payments are resized, and we may be obligated to refund a portion of the tax equity investor’s prepayments or to contribute additional assets to the tax equity investment fund. In addition, certain of our tax equity fund investors have the right to require us to purchase their interests in the tax equity investment funds after a set period of time, generally at a price equal to the greater of a set purchase price or fair market value of the interests at the time of the repurchase. Any significant refunds, capital contributions, or purchases that we may be required to make could adversely affect our liquidity or financial condition.

Loan financing developments could adversely impact our business.

The third-party ownership structure, which we bring to market through our solar service offerings, continues to be the predominant form of system ownership in the residential solar market in many states. However, with the development of new loan financing products, we have seen a modest shift from leasing and PPAs to outright purchases of the energy system by the customer (i.e., a customer purchases the energy system outright instead of leasing the system or buying power from us). Continued increases in third-party loan financing products and outright purchases could result in the demand for long-term Customer Agreements to decline, which would require us to shift our product focus to respond to the market trend and could have an adverse effect on our business. The majority of our customers have historically chosen our solar service offerings as opposed to buying an energy system outright. Our financial model is impacted by the volume of customers who choose our solar service offerings, and an increase in the number of customers who choose to purchase energy systems (whether for cash or through third-party financing) may harm our business and financial results.

Servicing our debt requires a significant amount of cash to comply with certain covenants and satisfy payment obligations, and we may not have sufficient cash flow from our business to pay our substantial debt and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.

We have substantial amounts of debt, including our convertible senior notes (“Notes”), our credit facilities and the non-recourse debt facilities entered into by our subsidiaries, as discussed in more detail in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements, in each case, included in this periodic report. Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness depends on our future performance, which is subject to economic, financial, competitive, and other factors beyond our control. Our business may not continue to generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures to operate our business. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to timely repay or otherwise refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations and negatively impact our financial condition and prospects.

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

Our failure to repurchase Notes at a time when the repurchase is required by the indenture governing such Notes or to pay any cash payable on future conversions of the Notes as required by the indenture would constitute a default. A default under the indenture or the fundamental change itself could also lead to a default under agreements governing our existing or future indebtedness. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and repurchase the Notes or make cash payments upon conversions thereof. We repaid the convertible senior notes due in 2026 on February 2, 2026.

We are subject to counterparty risk with respect to the capped call transactions.

In connection with our issuance of the convertible senior notes due 2026 in January 2021 and the convertible senior notes due 2030 in February 2024, we entered into privately negotiated capped call transactions (the “Capped Call transactions”) with certain financial institutions (the “Option Counterparties”). The Option Counterparties are financial institutions or affiliates of financial institutions, and we will be subject to the risk that one or more of such Option Counterparties may default under the Capped Call transactions. Our exposure to the credit risk of the Option Counterparties will not be secured by any collateral. If any option counterparty becomes subject to bankruptcy or other insolvency proceedings, with respect to such option counterparty’s obligations under the relevant Capped Call transaction, we will become an unsecured creditor in those proceedings with a claim equal to our exposure at that time under such transaction. Our exposure will depend on many factors but, generally, an increase in our exposure will be positively correlated to an increase in our common stock market price and in the volatility of the market price of our common stock. In addition, upon a default by any of the Option Counterparties, we may suffer adverse tax consequences and dilution with respect to our common stock. We can provide no assurance as to the financial stability or viability of any of the Option Counterparties. The 2026 Capped Calls expired on January 29, 2026.

Risks Related to Regulation and Policy

Federal tax policy impacts the competitiveness of our service offerings to customers and our market.

At the federal level, tax policy and associated regulations have a direct impact on our business. The most notable recent tax legislation affecting our business is the OBBB signed into law on July 4, 2025. The new law adjusts federal energy tax policies that we rely upon, including the 48E Clean Electricity Investment Credit and its associated “bonus” credits. For example, while the law maintains the 48E credit for energy storage which begins construction by the end of 2033, it shortens the availability of the 48E credit for solar facilities by requiring construction to begin by July 4, 2026 to maintain the four-year continuity safe-harbor to place a project in service.

Solar facilities which begin construction after July 4, 2026 must be placed in service by the end of 2027. The law also applies new PFE restrictions to the Section 48E credit, which could potentially deny tax credits to entities owned, controlled, or influenced by certain specified foreign entities, and for facilities that use certain components or receive “material assistance” from a PFE, thereby potentially increasing costs, reducing demand or restricting access to tax credits. The law ends the customer-claimed 25D Residential Clean Energy Credit starting in 2026. Changes in the law to the Section 45X Advanced Manufacturing Production Credit could also affect us indirectly, through our suppliers. The implementation of the law through the federal regulatory process could also directly affect our business.

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

Some states, including our largest market of California, have moved away from the traditional retail NEM credit structure of paying the full retail rate for exported electricity, and instead, such states have chosen to value excess generation by customers’ solar systems in different ways. Arizona moved to a declining export rate in 2016, and Nevada similarly transitioned to a step-down export credit over time starting in 2017. Hawaii transitioned from retail NEM in 2016 and developed programs that utilize values from rooftop solar paired with batteries to support grid needs. At the end of 2024, Illinois transitioned from traditional retail NEM to a Smart Solar Billing tariff, which includes an upfront distribution system payment paired with a time-varying export rate, which maintained customer value by utilizing solar paired with batteries. In 2024, the Fiscal Oversight and Management Board of Puerto Rico filed a lawsuit that would require the Puerto Rico Energy Board to review and determine the future of NEM, which could revise or reverse Puerto Rico’s Act 10, which had unanimously extended NEM through 2031. The lawsuit is still ongoing. Most recently, the Public Utilities Commission of Nevada issued an order that transitioned net metering on a monthly basis to net metering on a 15-minute basis in the Sierra Pacific Power Company territory, which negatively impacted the value proposition of rooftop solar for new customers. Additionally, some states like New Jersey and Maryland have established caps or thresholds that could trigger regulatory review of net metering policies in the coming years.

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

In 2024 the California Public Utilities Commission (CPUC) approved a fixed charge of $24.15/month for most residential customers, not just solar customers, of the three major investor-owned utility territories, with no change in existing income tiers. The decision added a smaller fixed monthly charge of $6/month and $12/month, respectively, for the two-tiers of existing low-income customers.

Under the new California NBT framework, storage paired with solar has a heightened value proposition to customers. The NBT framework may also result in the introduction of new product offerings and pricing structures by our competitors throughout the solar and utilities industries. This may also result in increased competition and uncertainty regarding the demand for such new products and offerings, which may adversely impact our business and results of operations. Existing customers utilizing net metering under NEM1 or NEM2 billing regimes have been routinely protected. Most recently in 2025, legislation was introduced (AB942) which would have retroactively impacted existing customers’ rights to legacy net metering tariffs. However, the California legislature removed the substantive provisions of the bill and it was held in committee in 2025.

Electric utility statutes and regulations and changes to such statutes or regulations may present technical, regulatory and economic barriers to the purchase and use of our solar and battery service offerings that may significantly reduce demand for such offerings.

Federal, state, and local government statutes and regulations concerning electricity heavily influence the market for our solar service offerings and are constantly evolving. These statutes, regulations, and administrative rulings relate to electricity pricing, net metering, consumer protection, compensation payments, taxation, interconnection to the grid, and competition with utilities. These statutes and regulations are constantly evolving. Governments, often acting through state utility or public service commissions, change and adopt different rates for residential customers on a regular basis and these changes can have a negative impact on our ability to deliver savings, or energy bill management, to customers.

In addition, many utilities, their trade associations, and fossil fuel interests in the country, which have significantly greater economic, technical, operational, and political resources than the residential solar and storage industry, can challenge solar-related policies, which may have the effect of reducing the competitiveness of residential solar energy. Any adverse changes in solar-related policies could have a negative impact on our business and prospects.

Regulations and policies related to rate design could deter potential customers from purchasing our solar and storage service offerings, reduce the value of the electricity our systems produce, and reduce any savings that our customers could realize from our solar service offerings.

All states regulate investor-owned utility retail electricity pricing. In addition, there are numerous publicly owned utilities and electric cooperatives that establish their own retail electricity pricing through some form of regulation or internal process. These regulations and policies could deter potential customers from purchasing our solar service offerings. For example, some utilities in states such as Arizona have sought and secured rate design changes that reduce the credit for residential solar exports to below the retail rate and impose new charges for rooftop solar customers. Utilities in additional states may follow suit. Such rate changes can include changing rates to charge lower volume-based rates — the rates charged for kilowatt hours of electricity purchased by a residential customer—while raising unavoidable fixed charges and levying charges on homeowners based on their point of maximum demand during a month (referred to as “demand charge”). These forms of rate design could adversely impact our business by reducing the value of the electricity our energy systems produce, and reducing any savings customers realize by purchasing our solar and battery service offerings. In September 2025, the Public Utilities Commission of Nevada approved a daily demand charge for all residential customers in Nevada Power service territory, scheduled to begin on April 1, 2026, which could negatively impact the value of home solar and storage. This charge is currently being challenged. These proposals could be replicated in other states. In addition to changes in general rates charged to all residential customers, utilities sometimes have proposed solar-specific charges (which may be fixed charges, capacity-based charges, or other rate charges). Any of these changes could materially reduce the demand for our offerings and could limit the number of markets in which our offerings are competitive with electricity provided by the utilities.

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

Our Customer Agreements are third-party ownership arrangements. Sales of electricity by third parties face regulatory challenges in some states and jurisdictions. These challenges pertain to issues such as whether third-party-owned systems qualify for the same rebates, tax exemptions or other non-tax incentives available for homeowner-owned energy systems, whether third-party-owned systems are eligible at all for these incentives, whether our Customer Agreements are properly characterized as leases or PPAs, and whether third-party-owned systems are eligible for net metering and the associated significant cost savings. Texas and Connecticut clarified through legislation that third-party-owned residential solar systems would be treated the same as customer-owned systems, and would qualify for the existing residential solar property tax exemption. Additionally, Virginia passed legislation in 2024 that clarified leased systems are allowed. Adverse regulatory treatment of third-party ownership arrangements could reduce demand for our solar and battery service offerings, adversely impact our access to capital and cause us to increase the price we charge customers for energy.

Interconnection limits or circuit-level caps imposed by utilities or regulators may significantly reduce our ability to sell electricity from our solar service offerings in certain markets or slow interconnections, harming our growth rate and customer satisfaction scores.

Interconnection rules establish the circumstances in which rooftop solar and batteries will be connected to the electricity grid. Interconnection limits or circuit-level caps imposed by regulators or utilities may curb our growth in key markets. Utilities throughout the country have different rules and regulations regarding interconnection and some utilities cap or limit the amount of solar energy that can be interconnected to the grid. Currently, our systems do not provide power to customers until they are interconnected to the grid, and some relevant laws and regulations in certain markets may considerably slow the timing or increase costs of interconnection, which may in turn impact the system production and our business and sales results.

Interconnection regulations are based on claims from utilities regarding the amount of solar energy that can be connected to the grid without causing grid reliability issues or requiring significant grid upgrades. Interconnection limits could slow our future installations, harming our growth rate and customer satisfaction scores. Additionally, the California, Illinois, Puerto Rico, and Hawaii public utilities commissions require the activation of some advanced inverter functionality to head off presumed grid reliability issues, which may require more oversight of the operation of the energy systems over time, but may also help ensure circuits remain open or interconnection costs remain low. We expect utility requirements to incorporate these advanced functions provided by the IEEE 1547-2018/UL-1741 SB inverters and that they will become more commonplace. Additional states are expected to adopt the usage of advanced inverters to align with California’s anticipated requirement that all new systems use inverters certified to the new UL 1741 SB standard. This requirement became effective in March 2023. All of our vendors are certified to this standard.

Risks Related to Our Business Operations

Our growth depends in part on the success of our relationships with third parties.

A key component of our growth strategy is to develop or expand our relationships with third parties. For example, we are investing resources in establishing strategic relationships with market players across a variety of industries, including large retailers, to generate new customers. These programs may not roll out as quickly as planned or produce the results we anticipated. A significant portion of our business depends on attracting and retaining new and existing partners. Negotiating relationships with third parties, investing in due diligence efforts with potential third parties, training such third parties and contractors, and monitoring them for compliance with our standards require significant time and resources and may present greater risks and challenges than expanding a direct sales or installation team. If our partners fail to perform their obligations or meet our standards, we may need to find other ways to meet their obligations to customers or find replacement partners, which could lead to increased costs, operational delays, and a diversion of management attention. Additionally, if partners breach their contractual obligations or encounter financial difficulties, we may not be able to recover amounts owed to us, which could negatively impact our financial condition and operating results. If we are unsuccessful in establishing or maintaining our relationships with these third parties, our ability to grow our business and address our market opportunity could be impaired. Even if we are able to establish and maintain these relationships, we may not be able to execute on our goal of leveraging these relationships to meaningfully expand our business, brand recognition and customer base. This would limit our growth potential and our opportunities to generate significant additional revenue or cash flows.

We and our partners depend on a limited number of suppliers of solar panels, batteries, and other system components to adequately meet anticipated demand for our solar and storage service offerings. Any shortage, bottlenecks, delay, detentions, or component price change from these suppliers, or the acquisition of any of these suppliers by a competitor, could result in sales and installation delays, cancellations, and loss of market share.

We and our energy system partners purchase solar panels, inverters, batteries, and other system components from a limited number of suppliers, making us susceptible to quality issues, shortages, bottlenecks, regulatory risks, trade regulations and tariffs and price changes. If we or our energy system partners fail to develop, maintain and expand our relationships with these or other suppliers, we may be unable to adequately meet anticipated demand for our solar service offerings, or we may only be able to offer our systems at higher costs or after delays. If one or more of the suppliers that we or our energy system partners rely upon to meet anticipated demand ceases or reduces production, we may be unable to quickly identify alternate suppliers or to qualify alternative products on commercially reasonable terms, and we may be unable to satisfy this demand.

The acquisition of a supplier by one of our competitors could also limit our access to such components and require significant redesigns of our energy systems or installation procedures and have a material adverse effect on our business.

In particular, there is a limited number of suppliers of inverters, which are components that convert electricity generated by solar panels into electricity that can be used to power the home. For example, once we design a system for use with a particular inverter, if that type of inverter is not readily available at an anticipated price, we may incur delays and additional expenses to redesign the system. Further, the inverters on our energy systems generally carry only ten-year warranties. If there is an inverter equipment shortage in a year when a substantial number of inverters on our systems need to be replaced, we may not be able to replace the inverters to maintain proper system functioning or may be forced to do so at higher than anticipated prices, either of which would adversely impact our business.

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

Human rights issues in foreign countries and the U.S. government response to them could also disrupt our supply chain and operations. In particular, the WRO issued by the CBP on June 24, 2021 applicable to certain silica-based products manufactured in the Xinjiang Uyghur Autonomous Region of China, and any other allegations regarding forced labor in China and U.S. trade regulations to prohibit the importation of any goods derived from forced labor, could affect our operations. Further, the Uyghur Forced Labor Prevention Act that President Biden signed into law on December 23, 2021, which took effect on June 21, 2022, has affected, and may continue to affect, our supply chain and operations. Intensive examinations, withhold release orders, and related governmental procedures have resulted in supply chain and operational delays throughout the industry, and we have implemented policies and procedures to maintain compliance and minimize delays. These and other similar trade restrictions that may be imposed in the future could cause delivery and installation delays, and restrict the global supply of polysilicon and solar products. This, coupled with the passage of the Inflation Reduction Act of 2022 (the "IRA") and OBBB, could result in near-term demand for available energy systems despite higher costs, as well as increased costs of polysilicon and the overall cost of energy systems, potentially reducing overall demand for our products and services.

In addition, our supply chain and operations (or those of our partners) could be subject to events beyond our control, such as earthquakes, wildfires, flooding, hurricanes, tsunamis, typhoons, volcanic eruptions, droughts, tornadoes, the effects of climate change and related extreme weather, public health issues and pandemics, war, terrorism, government restrictions or limitations on trade, and geo-political unrest and uncertainties, including global conflicts in Ukraine and the Middle East. We currently do not, and do not plan to in the future, source any products, materials, components, parts, or services directly from providers in these regions. As a result, we do not anticipate any material impacts to our supply chain directly arising from these conflicts at this time.

As the primary entity that contracts with customers, we are subject to risks associated with construction, cost overruns, delays, customer cancellations, regulatory compliance, and other contingencies, any of which could have a material adverse effect on our business and results of operations.

We are a licensed contractor in certain communities that we service, and we are ultimately responsible as the contracting party for every energy system installation. We may be liable, either directly or through our energy system partners, to customers for any damage we cause to them, their home, belongings, or property during the installation of our systems. For example, we, either directly or through our energy system partners, frequently penetrate customers’ roofs during the installation process and may incur liability for the failure to adequately weatherproof such penetrations following the completion of construction. In addition, because the energy systems we or our energy system partners deploy are high voltage energy systems, we may incur liability for any failure to comply with electrical standards and manufacturer recommendations.

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

Completing the sale and installation of an energy system requires many different steps including a site audit, completion of designs, permitting, installation, electrical sign-off and interconnection. Customers may cancel their Customer Agreement, subject to certain conditions, during this process until commencement of installation, and we have experienced increased customer cancellations in certain geographic markets during certain periods in our operating history. We or our energy system partners may face customer cancellations, delays or cost overruns which may adversely affect our or our energy system partners’ ability to ramp up the volume of sales or installations in accordance with our plans. These cancellations, delays or overruns may be the result of a variety of factors, such as labor shortages or other labor issues, defects in materials and workmanship, adverse weather conditions, transportation constraints, construction change orders, site changes or roof conditions, geographic factors, extended permitting and inspection times and other unforeseen difficulties or any other factors that may extend the timing to install, any of which could lead to increased cancellation rates, reputational harm and other adverse effects. For example, some customer orders are canceled after a site visit if we determine that a customer needs to make repairs to or install a new roof, or that there is excessive shading on their property. Additionally, as the demand for solar plus storage offerings grows, we anticipate facing additional operational challenges associated with the complexity of deploying storage solutions that tend to have longer cycle times due to factors such as lengthened permitting and inspection times and potential need of a main panel upgrade. Any such factors that extend the timeframes from customer signature to installation or increased project complexity may result in increased operational challenges and correspondingly lower realization rates. If we continue to experience increased customer cancellations, our financial results may be materially and adversely affected. In addition, the current macroeconomic environment, including rising interest rates, instability in financial markets and bank failures, may impact our ability to engage with new customers and expand our relationships with existing customers. If our customers are materially negatively impacted by these factors, our business could be negatively impacted.

Policy can impact solar installation completion timelines. For example, California passed SB 379 in 2022, which imposes a required timeline for cities and counties to implement an online, automated solar permitting platform. In 2024 and 2025, Maryland, Texas, Florida, and New Jersey similarly passed streamlined permitting legislation that can reduce installation timelines.

In addition, the installation of energy systems and other energy-related products requiring building modifications are subject to oversight and regulation in accordance with national, state and local laws and ordinances relating to building, fire and electrical codes, safety, environmental protection, utility interconnection and metering, and related matters. We also rely on certain of our and our partners’ employees to maintain professional licenses in many of the jurisdictions in which we operate, and our failure to employ properly licensed personnel could adversely affect our licensing status in those jurisdictions. It is difficult and costly to track the requirements of every individual authority having jurisdiction over our installations and to design energy systems to comply with these varying standards. Any new government regulations or utility policies pertaining to our systems may result in significant additional expenses to us and our customers and, as a result, could cause a significant reduction in demand for our solar service offerings.

We have a variety of stringent quality standards that we apply in the selection, supervision, and oversight of our third-party suppliers and energy system partners. We exercise oversight over our partners through written agreements requiring compliance with the laws and requirements of all jurisdictions, including regarding safety and consumer protections, by oversight of compliance with these agreements, and enforced by termination of a partner relationship for failure to meet those obligations. However, because our suppliers and partners are third parties, ultimately, we cannot guarantee that they will follow our standards or ethical business practices, such as fair wage practices and compliance with environmental, safety and other local laws, despite our efforts to hold them accountable to our standards. A lack of demonstrated compliance could lead us to seek alternative suppliers or contractors, which could increase our costs and result in delayed delivery or installation of our products, product shortages or other disruptions of our operations. Violation of labor or other laws by our suppliers and energy system partners or the divergence of a supplier’s or energy system partner’s labor or other practices from those generally accepted as ethical in the United States or other markets in which we do business could also attract negative publicity for us and harm our business, brand and reputation in the market.

If we fail to manage our recent and future growth effectively, we may be unable to execute our business plan, maintain high levels of customer service, or adequately address competitive challenges.

We have experienced significant growth in recent periods and we intend to continue to expand our business within existing markets and in a number of new locations in the future, and with our product offerings, such as EV chargers. This growth has placed, and any future growth may continue to place, a significant strain on our management, operational and financial infrastructure. In particular, we have been in the past, and may in the future, be required to expand, train and manage our growing employee base and energy system partners. Our management will also be required to maintain and expand our relationships with customers, suppliers, and other third parties and attract new customers and suppliers, as well as to manage multiple geographic locations.

In addition, our current and planned operations, personnel, systems and procedures might be inadequate to support our future growth and may require us to make additional unanticipated investment in our infrastructure, including additional costs for the expansion of our employee base and our energy system partners as well as marketing and branding costs. Our success and ability to further scale our business will depend, in part, on our ability to manage these changes in a cost-effective and efficient manner. If we cannot manage our growth, we may be unable to take advantage of market opportunities, execute our business strategies or respond to competitive pressures. This could also result in declines in quality or customer satisfaction, increased costs, difficulties in introducing new solar service offerings or other operational difficulties. Any failure to effectively manage growth could adversely impact our business, operating results, financial condition, and reputation.

We typically bear the risk of loss and the cost of maintenance, repair and removal on energy systems that are owned or leased by our investment funds.

We typically bear the risk of loss and are generally obligated to cover the cost of maintenance, repair and removal for any energy system that we sell or lease to our investment funds. At the time we sell or lease an energy system to an investment fund, we enter into a maintenance services agreement where we agree to operate and maintain the system for a fixed fee that is calculated to cover our future expected maintenance costs. If our energy systems require an above-average amount of repairs or if the cost of repairing systems were higher than our estimate, we would need to perform such repairs without additional compensation. If our energy systems, more than 45% of which were located in California as of December 31, 2025, are damaged as the result of a natural disaster beyond our control, losses could exceed or be excluded from our insurance policy limits, and we could incur unforeseen costs that could harm our business and financial condition. We may also incur significant costs for taking other actions in preparation for, or in reaction to, such events. We purchase property insurance with industry standard coverage and limits approved by an investor’s third-party insurance advisors to hedge against such risk, but such coverage may not cover our losses.

Product liability claims against us could result in adverse publicity and potentially significant monetary damages.

If our solar service offerings, including our racking systems, photovoltaic modules, batteries, inverters, or other products, injured someone, we would be exposed to product liability claims. Because energy systems and many of our other current and anticipated products are electricity-producing devices, it is possible that customers or their property could be injured or damaged by our products, whether by product malfunctions, defects, improper installation or other causes. We rely on third-party manufacturing warranties, warranties provided by our energy system partners and our general liability insurance to cover product liability claims and have not obtained separate product liability insurance. Our energy systems, including our photovoltaic modules, batteries, inverters, and other products, may also be subject to recalls due to product malfunctions or defects. Any product liability claim we face could be expensive to defend and divert management’s attention. The successful assertion of product liability claims against us could result in potentially significant monetary damages that could require us to make significant payments, as well as subject us to adverse publicity, damage our reputation and competitive position and adversely affect sales of our systems and other products. In addition, product liability claims, injuries, defects or other problems experienced by other companies in the residential solar industry could lead to unfavorable market conditions to the industry as a whole, and may have an adverse effect on our ability to attract customers, thus affecting our growth and financial performance.

Our business is concentrated in certain markets, putting us at risk of region-specific disruptions.

As of December 31, 2025, California represented over 45% of our customer base. This concentration of our customer base and operational infrastructure could lead to our business and results of operations being particularly susceptible to adverse economic, regulatory, political, weather and other conditions in this market and in other markets that may become similarly concentrated, in particular the east coast, where we have seen significant growth recently. Changes to California's net metering and tariff structure in 2023 created additional uncertainty and challenges, and thus a shift to more solar-paired-with-storage offerings, given the size of our customer base in California. Originations in California continue to be below levels prior to the NBT transition, and without further increases in originations, our new installations in California may continue to decline compared to prior periods, which could have a material adverse effect on our business operations and financial performance.

Our corporate and sales headquarters are located in San Francisco, California, an area that has a heightened risk of earthquakes and nearby wildfires. We may not have adequate insurance, including business interruption insurance, to compensate us for losses that may occur from any such significant events. A significant natural disaster, such as an earthquake or wildfire, or a public health crisis, such as a pandemic, or civil unrest could have a material adverse impact on our business, results of operations and financial condition. In addition, acts of terrorism or malicious computer viruses could cause disruptions in our or our energy system partners’ businesses or the economy as a whole. To the extent that these disruptions result in delays or cancellations of installations or the deployment of our solar service offerings, our business, results of operations and financial condition would be adversely affected.

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

If we fail to maintain or expand our affiliate channel partner relationships, we may be unable to adequately meet anticipated demand for our energy systems service offerings, or we may only be able to offer our systems at higher costs or after delays. Further, if the terms, including geographic scope, exclusivity, pricing, duration, or other key terms of our agreements with our energy system partners are substantially altered, it may impact our operational results and financial performance.

Obtaining a sales contract with a potential customer does not guarantee that the potential customer will not decide to cancel or that we will not need to cancel due to a failed inspection, which could cause us to generate no revenue despite incurring costs and adversely affect our results of operations.

Even after we secure a sales contract with a potential customer, we (either directly or through our energy system partners) must perform an inspection to ensure the home, including the rooftop, meets our standards and specifications. If the inspection finds repairs to the rooftop are required in order to satisfy our standards and specifications to install the energy system, and a potential customer does not want to make such required repairs, we would lose that anticipated sale. In addition, per the terms of our Customer Agreements, a customer maintains the ability to cancel before commencement of installation, subject to certain conditions. Any delay or cancellation of an anticipated sale could materially and adversely affect our financial results, as we may have incurred sales-related, design-related, and other expenses and generated no revenue.

The value of our energy systems at the end of the associated term of the lease or PPA may be lower than projected, and future removal, disposal and recycling obligations could change, all of which may adversely affect our financial performance and valuation.

We depreciate the costs of our energy systems over their estimated useful life of 35 years. At the end of the initial, typically 20- or 25-year, term of the Customer Agreement, customers may choose to purchase their energy systems, ask to remove the system at our cost or renew their Customer Agreements. Customers may choose not to renew or purchase for any reason, including pricing, decreased energy consumption, relocation of residence, or switching to a competitor product.

Furthermore, it is difficult to predict how future environmental regulations may affect the costs associated with the removal, disposal or recycling of our energy systems. These uncertainties could affect our calculation of asset retirement obligations (“AROs”) associated with our energy systems, which could increase in the future. If the value in trade or renewal revenue is less than we expect, we may be required to recognize all or some of the remaining unamortized costs without corresponding revenues to offset the net effect of the cost. The foregoing risks could have a material effect on our future balance sheets, cash flows, and results of operations.

We are exposed to the credit risk of customers and payment delinquencies on our accounts receivables.

Our Customer Agreements are typically for 20 or 25 years and require the customer to make monthly payments to us. Accordingly, we are subject to the credit risk of customers. As of December 31, 2025, the average FICO score of our customers under a Customer Agreement with a monthly payment schedule remained at or above 740, which is generally categorized as a “Very Good” credit profile by the Fair Isaac Corporation. However, this may decline to the extent FICO score requirements under future investment funds are relaxed. As our fleet of systems ages and we experience annual defaults from customers, cumulative annual defaults increase accordingly. If realized annual defaults and cumulative defaults exceed assumptions made by us or our financing partners, we may experience reduced revenue and face reductions in the financing proceeds obtained for new funds and potentially at less advantageous terms. Due to the immaterial amount of customer defaults to date, our reserve for this exposure is minimal, and our future exposure may exceed the amount of such reserves. If we experience increased customer credit defaults, our revenue and our ability to raise new investment funds could be adversely affected. If economic conditions worsen, certain of our customers may face liquidity concerns and may be unable to satisfy their payment obligations to us on a timely basis or at all, which could have a material adverse effect on our financial condition and results of operations.

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

If we are unsuccessful in developing and maintaining our proprietary technology, including our BrightPath software, our ability to attract and retain energy system partners could be impaired, our competitive position could be harmed and our revenue could be reduced.

Our future growth depends on our ability to continue to develop and maintain our proprietary technology that supports our energy systems service offerings, including our design and proposal software, BrightPath. In addition, we rely, and expect to continue to rely, on licensing agreements with certain third parties for aerial images that allow us to efficiently and effectively analyze a customer’s rooftop for energy system specifications. In the event that our current or future products require features that we have not developed or licensed, or we lose the benefit of an existing license, we will be required to develop or obtain such technology through purchase, license or other arrangements. If the required technology is not available on commercially reasonable terms, or at all, we may incur additional expenses in an effort to internally develop the required technology. In addition, our BrightPath software was developed, in part, with U.S. federal government funding. When new technologies are developed with U.S. government funding, the government obtains certain rights in any resulting patents, including a nonexclusive license authorizing the government to use the invention for non-commercial purposes. These rights may permit the government to disclose certain confidential information related to BrightPath to third parties and to exercise “march-in” rights to use or allow third parties to use our patented technology. We are also subject to certain reporting and other obligations to the U.S. government in connection with funding for BrightPath. If we are unable to maintain our existing proprietary technology, our ability to attract and retain energy system partners could be impaired, our competitive position could be harmed and our revenue could be reduced.

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

Problems with product quality or performance may cause us to incur warranty expenses and performance guarantee expenses, may lower the residual value of our energy systems and may damage our market reputation and cause our financial results to decline.

Customers who enter into Customer Agreements with us are covered by production guarantees and roof penetration warranties. As the owners of the energy systems, we or our investment funds receive a warranty from the inverter and solar panel manufacturers, and, for those energy systems that we do not install directly, we receive workmanship and material warranties as well as roof penetration warranties from our energy system partners. Furthermore, one or more of our third-party manufacturers or energy system partners could cease operations and no longer honor these warranties, leaving us to fulfill these potential obligations to customers, or such warranties may be limited in scope and amount, and may be inadequate to protect us. We also provide a performance guarantee with certain solar service offerings pursuant to which we compensate customers on an annual basis if their system does not meet the electricity production guarantees set forth in their agreement with us. Customers who enter into Customer Agreements with us are covered by production guarantees equal to the length of the term of these agreements, typically 20 or 25 years. We may suffer financial losses associated if significant performance guarantee payments are triggered.

Because of our limited operating history and the length of the term of our Customer Agreements, we have been required to make assumptions and apply judgments regarding a number of factors, including our anticipated rate of warranty claims and the durability, performance and reliability of our energy systems. Our assumptions could prove to be materially different from the actual performance of our systems, causing us to incur substantial expense to repair or replace defective energy systems in the future or to compensate customers for systems that do not meet their production guarantees. Product failures or operational deficiencies also would reduce our revenue from PPAs or lease agreements because they are dependent on system production. Any widespread product failures or operating deficiencies may damage our market reputation and adversely impact our financial results.

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

In addition, we and our third-party service providers with whom we work are subject to a variety of evolving threats, such as computer malware (including as a result of advanced persistent threat intrusions), ransomware, malicious code (such as viruses or worms), social engineering (including through deep fakes, which may be increasingly more difficult to identify as fake, and phishing attacks), telecommunications failures, denial-of-service attacks, credential stuffing attacks, credential harvesting, personnel misconduct or error, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, natural disasters and extreme weather events, general hacking, telecommunications failures, attacks enhanced or infiltrated by AI, and other similar threats. Cybersecurity threats have become more prevalent, and could impact our systems and those of our third parties in the future. Our team members who work remotely pose increased risks to our information technology systems and data, because many of them utilize network connections outside our premises that are less secure.

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

Numerous U.S. states — including California, Colorado, Utah, Virginia, and Connecticut — have enacted comprehensive data privacy and security laws that impose certain obligations on covered businesses, including providing specific disclosures in privacy notices and affording residents with certain rights concerning their personal data. As applicable, such rights may include the right to access, correct, or delete certain personal data, and to opt-out of certain data processing activities, such as targeted advertising, profiling, and automated decision-making. The exercise of these rights may impact our business and ability to provide our products and services. Certain states also impose stricter requirements for processing certain personal data, including sensitive information. These state laws allow for statutory fines for noncompliance. For example, the California Consumer Privacy Act (“CCPA”) applies to personal data of consumers, business representatives, and employees who are California residents, and requires businesses to provide specific disclosures in privacy notices and honor requests of such individuals to exercise certain privacy rights. The CCPA provides for fines of up to $7,500 per intentional violation and allows private litigants affected by certain data breaches to recover significant statutory damages. These developments further complicate compliance efforts, and increase legal risk and compliance costs for us, the third parties with whom we work, and our customers. Similar laws are being considered in several other states, as well as at the federal and local levels, and we expect more states to pass similar laws in the future.

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

In addition to data privacy and security laws, we are or may become contractually subject to industry standards adopted by industry groups, such as the Payment Card Industry Data Security Standard (“PCI DSS”). Noncompliance with PCI-DSS by us or the third parties with whom we work can result in penalties from credit card companies, as well as litigation, reputational damage, and revenue losses.

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

In particular, plaintiffs have become increasingly more active in bringing privacy-related class claims and mass arbitration demands. We have received, and plaintiffs do from time to time, bring privacy-related claims. Some of these claims allow for the recovery of statutory damages on a per violation basis, and, if viable, carry the potential for monumental statutory damages, depending on the volume of data and the number of violations.

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

Sunrun uses, and may continue to expand the use of AI in a responsible manner to support business operations, efficiency, and innovation. However, generative AI and other new and emerging technologies present a number of inherent risks and incorporating them into our information technology infrastructure, products, and services responsibly is crucial to maintaining and strengthening our competitive position in the market. For example, the use of generative AI technologies may result in unintended biases, accuracy issues, or discriminatory outcomes, potentially leading to errors in decision-making, product development, or other business activities. Such outcomes could negatively affect our business operations, financial performance, and overall financial condition. Further, the unauthorized use of generative AI technologies by our employees, third-party providers, or our suppliers pose additional risks relating to data privacy and security, including the potential exposure of our confidential information to unauthorized recipients. Use of generative AI tools could result in future claims or litigation related to unauthorized access to or use of confidential information and failure to comply with open source software requirements.

In addition, the regulatory framework for AI technologies is rapidly evolving as many federal, state and foreign government bodies and agencies have introduced or are currently considering additional laws and regulations. AI regulations may impose requirements related to transparency, accountability, and non-discrimination, and may change or be interpreted in ways that could directly affect our business operations. For example, in the United States and Europe, recent and proposed laws regulate the use of automated decision-making and generative AI, and establish requirements for companies that develop, use, or provide AI technologies. These developments create ongoing uncertainty regarding compliance and may require us to adapt our products, services, or practices as regulatory regimes evolve.

It is possible that further new laws and regulations (or interpretations of existing laws and regulations), including around intellectual property, data privacy, competition and antitrust laws, may limit our ability to use AI technologies for our business, or require us to change the way we use AI technologies in a manner that negatively affects the performance of our products, services and business. Compliance with these laws and regulations may require significant resources and increase our operating expenses, and any actual or perceived failure to comply could adversely affect our business, financial condition, results of operations, or competitive position.

Damage to our brand and reputation or failure to expand our brand would harm our business and results of operations.

We depend significantly on our brand and reputation for high-quality solar service offerings, engineering and customer service to attract customers and grow our business. If we fail to continue to deliver our solar service offerings within the planned timelines, if our solar service offerings do not perform as anticipated or if we damage any customers’ properties or cancel Projects, our brand and reputation could be significantly impaired. We also depend greatly on referrals from customers for our growth. Therefore, our inability to meet or exceed customers’ expectations would harm our reputation and growth through referrals. We have at times focused particular attention on expeditiously growing our direct sales force and our energy system partners, leading us in some instances to hire personnel or partner with third parties who we may later determine do not fit our company culture and standards. Given the sheer volume of interactions our direct sales force and our energy system partners have with customers and potential customers, it is also unavoidable that some interactions will be perceived by customers and potential customers as less than satisfactory and result in complaints. If we cannot manage our hiring and training processes to limit potential issues and maintain appropriate customer service levels, our brand and reputation may be harmed and our ability to grow our business would suffer. In addition, if we were unable to achieve a similar level of brand recognition as our competitors, some of which may have a broader brand footprint, more resources and longer operational history, we could lose recognition in the marketplace among prospective customers, suppliers and partners, which could affect our growth and financial performance. Our growth strategy involves marketing and branding initiatives that will involve incurring significant expenses in advance of corresponding revenue. We cannot assure you that such marketing and branding expenses will result in the successful expansion of our brand recognition or increase our revenue. We are also subject to marketing and advertising regulations in various jurisdictions, and overly restrictive conditions on our marketing and advertising activities may inhibit the sales of the affected products.

A failure to hire and retain a sufficient number of employees and service providers in key functions would constrain our growth and our ability to timely complete customers’ projects and successfully manage customer accounts.

To support our growth, we need to hire, train, deploy, manage and retain a substantial number of skilled employees, engineers, installers, electricians, sales and project finance specialists. Competition for qualified personnel in our industry is increasing, particularly for skilled personnel involved in the installation of energy systems. We have in the past been, and may in the future be, unable to attract or retain qualified and skilled installation personnel or installation companies to be our energy system partners, which would have an adverse effect on our business. We and our energy system partners also compete with the homebuilding and construction industries for skilled labor. As these industries grow and seek to hire additional workers, our cost of labor may increase. The unionization of the industry’s labor force could also increase our labor costs. Shortages of skilled labor could significantly delay a project or otherwise increase our costs. Because our profit on a particular installation is based in part on assumptions as to the cost of such a project, cost overruns, delays or other execution issues may cause us to fail to achieve our expected margins or cover our costs for that project. In addition, because we are headquartered in the San Francisco Bay Area, we compete for a limited pool of technical and engineering resources that requires us to pay wages that are competitive with relatively high regional standards for employees in these fields. Further, we need to continue to expand upon the training of our customer service team to provide high-end account management and service to customers before, during and following the point of installation of our energy systems. Identifying, and recruiting qualified personnel and training them requires significant time, expense and attention. It can take several months before a new customer service team member is fully trained and productive at the standards that we have established. If we are unable to hire, develop and retain talented technical and customer service personnel, we may not be able to realize the expected benefits of this investment or grow our business.

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

If we or our energy system partners cannot meet our hiring, retention and efficiency goals, we may be unable to complete customers’ Projects on time or manage customer accounts in an acceptable manner or at all. Any significant failures in this regard would materially impair our growth, reputation, business and financial results. If we are required to pay higher compensation than we anticipate, these greater expenses may also adversely impact our financial results and the growth of our business.

Regulators may limit the type of electricians qualified to install and service our solar and battery systems in California, which may result in workforce shortages, operational delays, and increased costs.

In June 2023, the CSLB initiated a formal rule proposal to allow solar installers (C-46 license holders) to continue to install energy storage systems less than 80 kWh when “incidental and supplemental” to the installation of a PV system, but would require the use of a C-10 license holder for repair and retrofit work. The proposed rule was adopted by the CSLB on April 18, 2024. The Office of Administrative Law approved the proposed rule on June 5, 2024, and the rule was set to be effective as of October 1, 2024. However, the rulemaking was challenged and there is currently a preliminary injunction in the case and the CSLB is enjoined from taking any action to enforce or implement the regulation pending resolution of the case. The energy storage systems that we install in the residential market typically do not exceed 80 kWh.

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

We are subject to legal proceedings, regulatory inquiries and litigation, and we have previously been, and may in the future be, named in additional legal proceedings, become involved in regulatory inquiries or subject to litigation, each of which is costly, distracting to our core business and could result in an unfavorable outcome, or have a material adverse effect on our business, financial condition, results of operations, or the trading price for our securities.

We are involved in legal proceedings and receive inquiries from government and regulatory agencies from time to time. In the event that we are involved in significant disputes or are the subject of a formal action by a regulatory agency, including with regard to consumer protection, product liability, privacy, tax, among others, we could be exposed to costly and time-consuming legal proceedings that could result in any number of outcomes. Although outcomes of such actions vary, any current or future claims or regulatory actions initiated by or against us, whether successful or not, could result in significant costs or impacts to our business, including costly damage awards or settlement amounts, injunctive relief, back taxes, increased costs of business, fines or orders to change certain business practices, significant dedication of management time, diversion of significant operational resources, or otherwise harm our business.

If we are not successful in our legal proceedings and litigation, we may be required to pay significant monetary damages, which could negatively impact our results of operations. Lawsuits are time-consuming and expensive to resolve and divert management’s time and attention. Although we carry general liability insurance, our insurance may not cover potential claims or may not be adequate to indemnify us for all liability that may be imposed. We cannot predict how the courts will rule in any potential lawsuit against us. Decisions in favor of parties that bring lawsuits against us could subject us to significant liability for damages, adversely affect our results of operations and harm our reputation.

A failure to comply with laws and regulations relating to our interactions with current or prospective residential customers could result in negative publicity, claims, investigations, and litigation, and adversely affect our financial performance.

Our business involves transactions with customers. We and our energy system partners must comply with numerous federal, state and local laws and regulations that govern matters relating to our interactions with customers, including those pertaining to data privacy and security, consumer financial and credit transactions, home improvement contracts, warranties and direct-to-home solicitation, along with certain rules and regulations specific to the marketing and sale of residential solar and storage products and services. These laws and regulations are dynamic and subject to potentially differing interpretations, and various federal, state and local legislative and regulatory bodies may expand current laws or regulations, or enact new laws and regulations, regarding these matters. Changes in these laws or regulations or their interpretation could dramatically affect how we do business, acquire customers, and manage and use information we collect from and about current and prospective customers and the costs associated therewith. We strive to comply with all applicable laws and regulations relating to our interactions with residential customers. It is possible, however, that these requirements may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules or our practices. Noncompliance with any such laws or regulations, or the perception that we or our energy system partners have violated such laws or regulations or engaged in deceptive practices that could result in a violation, could also expose us to claims, proceedings, litigation and investigations by private parties and regulatory authorities, as well as substantial fines and negative publicity, each of which may materially and adversely affect our business. We have incurred, and will continue to incur, significant expenses to comply with such laws and regulations, and increased regulation of matters relating to our interactions with residential customers could require us to modify our operations and incur significant additional expenses, which could have an adverse effect on our business, financial condition, and results of operations.

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

The installation of energy systems requires our employees and employees of our energy system partners to work with complicated and potentially dangerous electrical and utility systems. The evaluation and installation of our energy-related products also require these employees to work in locations that may contain potentially dangerous levels of asbestos, lead or mold or other substances. We also maintain large fleets of vehicles that these employees use in the course of their work. There is substantial risk of serious illness, injury, or death if proper safety procedures are not followed. Our operations are subject to regulation under OSHA and equivalent state laws. Changes to OSHA requirements, or stricter interpretation or enforcement of existing laws or regulations, could result in increased costs. If we fail to comply with applicable OSHA regulations, even if no work-related serious illness, injury, or death occurs, we may be subject to civil or criminal enforcement and be required to pay substantial penalties, incur significant capital expenditures, or suspend or limit operations. Any accidents, citations, violations, illnesses, injuries or failure to comply with industry best practices may subject us to adverse publicity, damage our reputation and competitive position and adversely affect our business.

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

•significant fluctuations in customer demand for our solar service offerings or fluctuations in the geographic concentration of installations of energy systems;

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

•general economic, industry and market conditions beyond our control, such as bank failures, a global pandemic, inflationary pressures, other macroeconomic factors, and associated economic downturn; and

•changes to our cancellation rate.

In the past, we have experienced seasonal fluctuations in sales and installations, particularly in the fourth quarter. This has been the result of decreased sales through the holiday season and weather-related installation delays. Our incentives revenue is also highly variable due to associated revenue recognition rules, as discussed in greater detail in Management’s Discussion and Analysis of Financial Condition and Results of Operations. Seasonal and other factors may also contribute to variability in our sales of energy systems and product sales. For these or other reasons, the results of any prior quarterly or annual periods should not be relied upon as indications of our future performance. In addition, our actual revenue or key operating metrics in one or more future quarters may fall short of the expectations of investors and financial analysts. If that occurs, the trading price of our common stock could decline and you could lose part or all of your investment.

Our actual financial results may differ materially from any guidance we may publish from time to time.

We have in the past provided, and may from time to time provide, guidance regarding our future performance that represents our management’s estimates as of the date such guidance is provided. Any such guidance is based upon a number of assumptions with respect to future business decisions (some of which may change) and estimates that, while presented with numerical specificity, are inherently subject to significant business, economic, and competitive uncertainties and contingencies (many of which are beyond our control, including those related to the global pandemics, inflationary pressures, geopolitical conflict, bank failures, other macroeconomic factors, and associated economic downturn). Guidance is necessarily speculative in nature, and it can be expected that some or all of the assumptions that inform such guidance will not materialize or will vary significantly from actual results. Our ability to meet deployment volume, cost, net present value or any other forward-looking guidance is impacted by a number of factors including, but not limited to, the number of our energy systems purchased outright versus the number of our energy systems that are subject to long-term Customer Agreements, changes in installation costs, the availability of additional financing on acceptable terms, changes in the retail prices of traditional utility generated electricity, the availability of rebates, tax credits and other incentives, changes in policies and regulations including net metering and interconnection limits or caps, the availability of solar panels and other raw materials, as well as the other risks to our business that are described in this section. Accordingly, our guidance is only an estimate of what management believes is realizable as of the date such guidance is provided. Actual results may vary from such guidance and the variations may be material. Investors should also recognize that the reliability of any forecasted financial data diminishes the farther in the future that the data is forecast. In light of the foregoing, investors should not place undue reliance on our financial guidance, and should carefully consider any guidance we may publish in context.

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

On July 4, 2025, the OBBB was signed into law by the President of the United States. The OBBB contains a number of changes to the IRA that significantly impact the availability of the ITCs under Sections 48(a) and 48E of the Code, including the accelerated sunsetting of certain investment tax credits (including for residential solar projects), and certain limited restrictions on their transferability to third-parties for sale. In particular, ITCs for solar projects under Section 48E are terminated if they do not begin construction by July 4, 2026 unless such projects are placed in service by December 31, 2027. The OBBB also introduces significant restrictions beginning in 2026 around certain PFEs, which will not only impact who can invest in renewable energy projects, but also who can supply components and know-how to develop them. On August 15, 2025, in response to an Executive Order issued by the President of the United States on July 7, 2025, the U.S. Department of Treasury and the IRS issued Notice 2025-42, which provides for beginning of construction rules for wind and solar, revising existing guidance by largely eliminating the long-established 5% safe harbor. However, the 5% safe harbor continues to apply to solar facilities having a maximum output of 1.5 megawatts or less. Therefore, our existing safe harbor strategies should not be impacted by such guidance. However, Notice 2025-42 did not respond to the portion of the Executive Order regarding beginning of construction for purposes of the new restrictions regarding PFEs and indicated additional guidance is forthcoming. On February 12, 2026, the U.S. Department of Treasury and the IRS issued Notice 2026-15, which provides interim guidance, including regarding safe harbors for purposes of determining a taxpayer’s material assistance from a PFE. The U.S. Department of Treasury and the IRS have indicated that they intend to issue more comprehensive proposed regulations and other guidance with respect to the definitions of a PFE and material assistance from a PFE. We cannot predict with certainty what such guidance, or any other future guidance, will say, or how it will impact our existing safe harboring strategies. We routinely monetize investment tax credits and such monetization is a key component in our financing of solar projects. Obtaining tax equity funding (and tax equity funding on advantageous terms) may become more challenging as a result of the OBBB. Additionally, the benefits of the ITC have historically enhanced our ability to provide competitive pricing for customers. Accordingly, the OBBB could slow our growth and adversely impact our financial results and operational metrics.

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

In 2025, the federal government offered the Residential Clean Energy Credit, for the installation of certain solar power facilities owned by residential taxpayers, which was applicable to customers who purchased an energy system outright as opposed to entering into a Customer Agreement. As a result of the tax policy changes in the OBBB this credit expired on December 31, 2025. Expiration of the Residential Clean Energy Credit could reduce the number of customers who choose to purchase our energy systems and may further adversely impact our financial results and operational metrics.

We and our tax equity partners have claimed and expect to continue to claim ITCs with respect to qualifying solar energy and energy storage projects, subject to the accelerated expiration of such ITCs under the OBBB. However, the application of law and guidance regarding ITC eligibility to the facts of particular solar energy projects remains subject to a number of uncertainties. With respect to the Section 48E final rule that the U.S. Department of Treasury issued on January 15, 2025, there can be no assurance that the IRS will agree with our approach in the event of an audit. While the U.S. Department of the Treasury addressed and clarified certain outstanding issues from the proposed Treasury Regulations regarding energy property and aggregation, the final rules may be subject to further interpretation and guidance. The IRS and U.S. Department of Treasury may modify existing guidance, possibly with retroactive effect. Additionally, on January 1, 2025, the ITC framework of Section 48(a) that the solar industry has historically relied upon shifted to the “tech-neutral” 48E credit applied separately to a qualified facility and energy storage technology. This transition may create uncertainty regarding the implementation of Section 48E of the Code under this new framework, which may cause delays or potentially adverse impacts on our business. Any of the foregoing items could reduce the amount of ITCs available to us and our tax equity partners. In this event, we could be required to indemnify tax equity partners for disallowed ITCs, adjust the terms of future tax equity partnerships, or seek alternative sources of funding for solar energy projects, each of which could have a material adverse effect on our business, financial condition, results of operations and prospects.

Additionally, potential investors must remain satisfied that the structures that we offer make the tax benefits associated with energy systems available to them, which depends on the investors’ assessment of the tax law, the absence of any unfavorable interpretations of tax law and the continued application of existing tax law and interpretations to our funding structures. Changes in existing law or interpretations of existing law by the IRS and/or the courts could reduce the willingness of investors to invest in funds associated with these energy systems. Moreover, reductions to the corporate tax rate may reduce the appetite for tax benefits overall, which could reduce the pool of available funds. Accordingly, we cannot provide assurances that this type of financing will continue to be available to us. New investment fund structures or other financing mechanisms may become available, but if we are unable to take advantage of these fund structures and financing mechanisms, we may be at a competitive disadvantage. If, for any reason, we are unable to finance our solar service offerings through tax-advantaged structures or if we are unable to realize or monetize ITCs or other tax benefits, we may no longer be able to provide our solar service offerings to new customers on an economically viable basis, which would have a material adverse effect on our business, financial condition, and operations.

If the IRS makes determinations that the creditable basis of our energy systems is materially lower than what we have claimed, we may have to pay significant amounts to our fund investors, and our business, financial condition, and prospects may be materially and adversely affected.

We and our fund investors claim the ITCs in amounts based on the purchase price paid by our funds for our energy systems (i.e., the funds’ basis in the energy systems, or creditable basis). Such purchase prices are based on the fair market value of our systems as determined pursuant to independent appraisals obtained by us. With respect to ITCs, the IRS may on audit determine that the creditable basis for our energy systems is lower than the amount determined by the appraisal and accordingly argue that the tax credits previously claimed must be reduced. If the creditable basis is determined in these circumstances to be less than what we or our tax equity investment funds reported, we may owe our fund investors an amount equal to the amount by which the ITCs are reduced (including any interest and penalties), plus any costs and expenses associated with a challenge to that valuation. We could also be subject to tax liabilities, including interest and penalties. If the IRS further disagrees now or in the future with the amounts we or our tax equity investment funds reported regarding the creditable or depreciable basis of our energy systems, it could have a material adverse effect on our business, financial condition, and prospects.

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

Our business depends in part on government policies that promote and support solar energy and enhance the economic viability of owning energy systems. U.S. federal, state and local governmental bodies have provided incentives to owners, distributors, installers and manufacturers of energy systems to promote solar energy. These incentives include ITCs and Residential Energy Efficient Property Credit, as discussed above, as well as other tax credits, rebates and SRECs associated with solar energy generation. The OBBB made significant changes to these incentives at the federal level, as described above under “Our ability to provide our storage and solar service offerings to customers on an economically viable basis depends in part on our ability to finance these systems with fund investors who seek particular tax and other benefits.” Some markets, such as New Jersey and Maryland, currently utilize SRECs. SRECs can be volatile and their value could decrease over time as the supply of SREC-producing energy systems installed in a particular market increases. We rely on these incentives to lower our cost of capital and to attract investors, all of which enable us to lower the price we charge customers for our solar service offerings. These incentives have had a significant impact on the development of solar energy but they have undergone significant changes and could change further at any time, especially after changes in the Administration or Congress. These incentives may also expire on a particular date, when the allocated funding is exhausted, or be reduced, terminated or repealed without notice. The financial value of certain incentives may also decrease over time.

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

Our business model also relies on multiple tax exemptions offered at the state and local levels. For example, some states have property tax exemptions that exempt the value of energy systems in determining values for calculation of local and state real and personal property taxes. State and local tax exemptions can have sunset dates, triggers for loss of the exemption, and can be changed by state legislatures and other regulators, and if energy systems were not exempt from such taxes, the property taxes payable by customers would be higher, which could offset any potential savings our solar service offerings could offer. Similarly, if state or local legislatures or tax administrators impose property taxes on third-party owners of energy systems, solar companies like us would be subject to higher costs.

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

The State of California provides an exclusion (the “Solar Exclusion”) from the assessment of California property taxes for qualifying “active energy systems” installed as fixtures before January 1, 2027, provided such systems are locally rather than centrally assessed (“Eligible Property”). However, the Solar Exclusion is not a permanent exclusion from the assessment of property tax. Once a change in ownership of the Eligible Property occurs, the Eligible Property may be subject to reassessment and California property taxes may become due.

Vivint Solar, through certain of its subsidiaries, owns energy systems that constitute Eligible Property (the “California PV Systems”). To the extent Vivint Solar or its subsidiaries are considered the tax owners of the California PV Systems for purposes of the California Revenue and Tax Code, our acquisition of Vivint Solar may constitute a change of control of the California PV Systems, triggering the loss of the Solar Exclusion and the imposition of California property taxes, which could adversely affect our business.

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

As of December 31, 2025, we had U.S. federal, state and foreign net operating loss carryforwards (“NOLs”) of approximately $720.7 million, $3.5 billion, and $1.3 billion, respectively, which begin expiring in varying amounts in 2028, 2026, and 2031 respectively, if unused. Our U.S. federal and certain state NOLs generated in tax years beginning after December 31, 2017 total approximately $2.6 billion and $371.4 million, respectively, have indefinite carryover periods, and do not expire. Under Sections 382 and 383 of the Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change NOLs and other pre-change tax assets, such as tax credits, to offset its post change income and taxes may be limited. In general, an “ownership change” occurs if there is a cumulative change in our ownership by “5% stockholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. Additionally, states may impose other limitations on the use of NOLs and tax credit carryforwards. Any such limitations on our ability to use our NOLs and other tax assets could adversely impact our business, financial condition, and results of operations. We have performed an analysis to determine whether an ownership change under Section 382 of the Code had occurred and determined no ownership changes were identified as of December 31, 2025.

Risks Related to Ownership of Our Common Stock

Our executive officers, directors and principal stockholders continue to have substantial control over us, which will limit your ability to influence the outcome of important matters, including a change in control.

Our executive officers, directors and each of our stockholders who beneficially own 5% or more of our outstanding common stock and their affiliates, in the aggregate, beneficially own approximately 25.9% of the outstanding shares of our common stock, based on the number of shares outstanding as of December 31, 2025. As a result, these stockholders, if acting together, will be able to influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. They may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentrated control may have the effect of delaying or preventing a change in control of our company, could deprive our stockholders of an opportunity to receive a premium for their capital stock and might ultimately affect the market price of our common stock.

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

Our amended and restated bylaws provide advance notice procedures for stockholders seeking to bring business before, or nominate candidates for election as directors at, our annual or special meetings of stockholders. In addition, our restated certificate of incorporation provides that until our 2026 Annual Meeting of Stockholders, stockholders may remove directors only for cause. Any amendment of these provisions in our amended and restated bylaws or restated certificate of incorporation would require approval by holders of a majority of our then outstanding capital stock. These provisions could preclude our stockholders from bringing matters before annual or special meetings of stockholders and delay changes in our board of directors.

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

The Option Counterparties or their respective affiliates may modify their hedge positions by entering into or unwinding various derivatives with respect to our common stock and/or purchasing or selling our common stock or other securities of ours in secondary market transactions prior to the maturity of the Notes (and are likely to do so during the observation period for conversions of Notes following December 1, 2029 for the 2030 Notes or following any repurchase of Notes by us). This activity could also cause or avoid an increase or a decrease in the market price of our common stock.

The potential effect, if any, of these transactions and activities on the market price of our common stock will depend in part on market conditions and cannot be ascertained at this time.

Item 1B. Unresolved Staff Comments.
There are no material unresolved written comments that were received from the SEC staff 180 days or more before the end of our fiscal year relating to our periodic or current reports under the Securities Exchange Act of 1934, as amended.

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

To manage our material risks from cybersecurity threats, we take certain measures, including the below listed activities, depending on the nature of the relevant systems, data, and environment:

•undertaking periodic reviews of our consumer-facing policies and statements;

•conducting phishing security training for employees and contractors with access to corporate email systems;

•requiring employees, and data service providers with whom we share customer, employee or partner data, to treat customer information with care;

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

Our processes also address cybersecurity risks associated with our use of third-party service providers, including those in our supply chain, which also include, but are not limited to, open-source software in our application development processes, or those who have access to our customer and employee data or our systems. Our cybersecurity program is closely aligned with our commitment to data privacy. We always intend to adhere to applicable data protection laws and regulations, integrate privacy-by-design principles into our processes, and routinely assess our practices with the goal of protecting customer, employee, and partner information. Addressing these risks is part of our enterprise risk management program. Cybersecurity risks affect the selection and oversight of our third-party service providers. We perform diligence on third-parties that have access to our critical systems, data or facilities that house such systems or data, and monitor cybersecurity threat risks identified through such diligence. Additionally, we may impose contractual requirements related to cybersecurity on certain third parties that could pose significant cybersecurity risk to us and require them to agree to audits as appropriate.

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

Item 2. Properties.
Our corporate headquarters and executive offices are located in San Francisco, California, where we lease approximately 15,000 square feet of office space. We also maintain 81 other locations, consisting primarily of branch offices, warehouses and sales offices in 18 states.
We lease all of our facilities and we do not own any real property. We believe that our current facilities are adequate to meet our ongoing needs. If we require additional space, we believe that we will be able to obtain additional facilities on commercially reasonable terms.

Item 3. Legal Proceedings.
See Note 17, Commitments and Contingencies, to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Item 4. Mine Safety Disclosures.
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
Our common stock began trading on the Nasdaq Global Select Market under the symbol “RUN” on August 5, 2015.
Holders of Record
As of February 20, 2026, there were approximately 456 holders of record of common stock. Certain shares are held in “street” name and, accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.
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
Unregistered Sales of Equity Securities
None.
Issuer Purchases of Equity Securities
None.
Stock Price Performance Graph
The following stock performance graph compares our total stock return with the total return for (i) the Nasdaq Composite Index and the (ii) the Invesco Solar ETF, which represents a peer group of solar companies, for the period from December 31, 2020 through December 31, 2025. The figures represented below assume an investment of $100 in our common stock at the closing price of $69.38 on December 31, 2020 and in the Nasdaq Composite Index and the Invesco Solar ETF on December 31, 2020 including the reinvestment of dividends into shares of common stock. The comparisons in the table are required by the SEC, and are not intended to forecast or be indicative of possible future performance of our common stock. This graph shall not be deemed “soliciting material” or be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that section, and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

$300.00
$275.00
$250.00
$225.00
$200.00
$175.00
$150.00
$125.00
$100.00
$75.00
$50.00
$25.00
$0.00
12/31/2020
3/31/2021
6/30/2021
9/30/2021
12/31/2021
3/31/2022
6/30/2022
9/30/2022
12/31/2022
3/31/2023
6/30/2023
9/30/2023
12/31/2023
3/31/2024
6/30/2024
9/30/2024
12/31/2024
3/31/2025
6/30/2025
9/30/2025
12/31/2025
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
We provide clean, solar energy and energy storage to customers. We have been selling solar energy to residential customers through a variety of offerings since we were founded in 2007. We, either directly or through one of our energy system partners, install an energy system on a customer’s home and either sell the system to the customer or, as is more often the case, sell the energy generated by the system to the customer pursuant to a lease or PPA with no or low upfront costs. Certain of these energy systems under lease or PPA agreements have been sold and may in the future be sold to third-party investors. For these non-retained agreements we may continue to maintain the customer experience and servicing relationships. We refer to these leases and PPAs as “Customer Agreements.” Following installation, an energy system is interconnected to the local utility grid. The home’s energy usage is provided by the energy system, with any additional energy needs provided by the local utility. Any excess solar energy, including amounts in excess of battery storage, that is not immediately used by the customers is exported to the utility grid using a bi-directional utility net meter, and the customer generally receives a credit for the excess energy from their utility to offset future usage of utility-generated energy.
We offer our solar service offerings both directly to the customer and through our energy system partners, which include sales and installation partners, and strategic partners, which include retail partners. In addition, we sell energy systems directly to customers for cash. We also sell solar energy panels and other products (such as racking) to resellers. As of December 31, 2025, we provided our solar services to customers and sold solar energy panels and other products to resellers throughout the United States. More than 45% of our cumulative systems deployed are in California.
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
Our ability to offer Customer Agreements depends in part on our ability to finance the purchase and installation of the energy systems by monetizing the resulting customer cash flows and related Commercial ITCs, accelerated tax depreciation and other incentives from governments and local utilities. We monetize these incentives under tax equity investment funds, which are generally structured as non-recourse project financings, as well as through the sale of certain energy systems under newly originated Customer Agreements to third-party investors. Since inception we have raised numerous tax equity investment funds to finance the installation of energy systems. From time to time, we may repurchase investors' interests in our tax equity investment funds after the recapture period of the relevant tax incentives. We intend to establish additional investment funds and may also use debt, equity and other financing strategies to fund our growth.
In addition, completing the sale and installation of an energy system requires many different steps including a site audit, completion of designs, permitting, installation, electrical sign-off and interconnection. Customers may cancel their Customer Agreements with us, subject to certain conditions, during this process until commencement of installation. Customer cancellation rates can change over time and vary between markets.

Market & Macroeconomic Environment

Our business and financial performance also depend on worldwide economic and geopolitical conditions. We face global macroeconomic challenges, particularly in light of volatility in interest rates, uncertainty in markets, inflationary trends, navigating complex and evolving regulatory and tax frameworks, and the dynamics of the global trade environment, including the imposition of tariffs. Federal tax policies and regulations, as well as state regulatory frameworks, also affect our business and financial performance.

During the twelve months ended December 31, 2025, we observed market uncertainty, including as a result of ongoing announcements related to tariffs, inflationary pressures, elevated interest rates, the market impacts of proposed or newly enacted regulatory frameworks in markets within which we do business and within our industry and supply constraints. In particular, elevated interest rates, including historic increases starting in 2021, have resulted and may continue to result in a decrease in our advance rates, reducing the proceeds we receive from certain Funds. Because our financing structure is sensitive to volatility in interest rates, higher rates increase our cost of capital and may decrease the amount of capital available to us to finance the deployment of new energy systems. These market dynamics, some of which we expect will continue into the foreseeable future, despite a recent reduction in federal interest rates, have impacted and may continue to impact our business and financial results.

Additionally, our operations and supply chains are subject to risks related to uncertainties in trade regulations and policies, including changes in tariffs, duties, trade barriers, and other restrictions imposed by both domestic and international governments. These trade policy uncertainties may increase our costs, disrupt our supply chain, limit our ability to operate in certain markets, or require us to modify our current business practices. Changes in trade agreements, import/export regulations, and retaliatory measures between countries could further impact the availability and cost of materials necessary for our products and services. While the Company is not a direct importer of modules and batteries, many of the Company's suppliers import products and components from jurisdictions such as China and Vietnam that are subject to recently announced tariffs, which could significantly increase component expenses for key products, such as lithium-ion battery cells used in our energy storage systems that are currently sourced primarily from China. Despite our efforts to identify qualified suppliers outside of China, these tariffs and potential future trade restrictions could adversely impact our supply chain costs, the pricing of our products and, consequently, negatively affect consumer demand for our products.

At the federal level, tax policy and associated regulations have a direct impact on our business. The most notable recent tax legislation affecting our business is the OBBB that President Trump signed into law on July 4, 2025. The new law adjusts tax policies that Sunrun relies upon, including the 48E Clean Electricity Investment Credit and its associated “bonus” credits. While the law maintains the full 48E credit for energy storage through 2033, it shortens the availability of the 48E credit for solar facilities to the end of 2027. The law also applies new PFE restrictions to the 48E credit, which could potentially deny tax credits to entities owned, controlled, or influenced by certain specified foreign entities, and for projects that use certain components or receive “material assistance” from a PFE, thereby potentially increasing costs, reducing demand, or restricting access to tax credits. Further, the law ended the Section 25D Residential Clean Energy Credit starting on January 1, 2026. Changes in the law relating to the Section 45X Advanced Manufacturing Production Credit could also affect Sunrun indirectly, through our suppliers. The implementation of the OBBB through the federal regulatory process could also directly affect our business, including from uncertainty prior to the issuance of guidance or formal rulemaking processes, which may result in delays for monetizing tax credits. For further information regarding possible impacts of the OBBB on our business, see Part II, Item 1A. Risk Factors—"Risks Related to Regulation and Policy—Federal tax policy impacts the competitiveness of our service offerings to customers and our market” and “Risks Related to Taxes and Accounting—Our ability to provide our storage and solar service offerings to customers on an economically viable basis depends in part on our ability to finance these systems with fund investors who seek particular tax and other benefits” and “—Our business depends in part on the availability of utility rebates, tax credits and other benefits, tax exemptions and exclusions, and other financial incentives on the federal, state, and/or local levels. We may be adversely affected by changes in, and application of, these laws or other incentives to us, and the expiration, elimination or reduction of these benefits could adversely impact our business.”

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
The Need for Fast-Built Dispatchable Power and Home Electrification

The United States is currently experiencing a transformation of our energy system due to a dramatic increase in demand for electricity from data centers, artificial intelligence, and manufacturing, as well as the opportunities of electrification of the American economy with clean energy. We anticipated this critical need for more dispatchable electrons on the grid and assisting grid operators with on-demand, home-to-grid energy to help meet demand. Meeting America’s energy needs to power the economy requires adding more dispatchable capacity to the grid.

We intend to pursue these opportunities on a variety of fronts, and we continue to pursue the development of our grid services business, creating distributed power plants that we believe will lead to a more affordable and more resilient grid. Sunrun’s evolution to become a storage-first company has put us in the position of being the largest home-to-grid power plant owner and operator in the country—becoming a key dispatchable energy resource for the grid. In collaboration with grid managers, we can deploy our battery systems where they will add the most value for utilities, the grid, and customers. We are actively delivering demand response and capacity services to meet operational needs in multiple geographies, and partnering with grid managers to build a more resilient electricity system that integrates the new energy technologies that we believe our customers want.

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

To further expand such future upsell and retrofit opportunities, from time to time, we may pursue acquisitions of previously installed solar systems. While we do not expect such acquisitions to represent a significant portion of our growth on an annual basis, we plan to pursue such transactions opportunistically. For instance, in the third quarter of fiscal 2021, we completed a strategic transaction that added approximately 2,000 Customers and 13 MW of Networked Solar Energy Capacity.

In sum, we believe the electrification of the U.S. economy backed by solar and battery storage presents an unprecedented economic opportunity. Through these electrification opportunities and our grid services business, we aim to be the consumer brand synonymous with repowering our customers’ homes with affordable, resilient energy and providing a pathway to a cleaner, healthier future.

U.S. Energy Policy in a Period of Transition
The federal policy landscape in 2025 has created a dynamic environment that may impact our business and financial results, including via changes to federal tax credits, tariffs, and other regulatory measures. The recent changes to ITCs under the OBBB, or Executive Orders issued by the President of the United States, as well as any other elimination, reduction or delay in policies that support the residential storage and solar industry, could have an adverse effect on our business. For further information regarding certain of the impacts of the OBBB on our business, see Part II, Item 1A. Risk Factors—"Risks Related to Regulation and Policy—Federal tax policy impacts the competitiveness of our service offerings to customers and our market” and “Risks Related to Taxes and Accounting—Our ability to provide our storage and solar service offerings to customers on an economically viable basis depends in part on our ability to finance these systems with fund investors who seek particular tax and other benefits” and “—Our business depends in part on the availability of utility rebates, tax credits and other benefits, tax exemptions and exclusions, and other financial incentives on the federal, state, and/or local levels. We may be adversely affected by changes in, and application of, these laws or other incentives to us, and the expiration, elimination or reduction of these benefits could adversely impact our business.” Additionally, these and other regulatory policies set forth in the United States’ government could contribute to a higher interest rate environment, which may further negatively impact our operations and financing costs. While it is difficult to predict specific outcomes at this time, we expect a period of regulatory and policy uncertainty and change in the near term. However, we believe our diversified business model and flexible operational framework position us to adapt to potential adverse changes in the regulatory landscape and to continue building on the robust bipartisan support for residential solar policy.
Investors
Our Customer Agreements provide for recurring customer payments, typically over 20 or 25 years, and the related energy systems are generally eligible for ITCs, accelerated tax depreciation and other government or utility incentives. Our financing strategy is to monetize these benefits at a low weighted average cost of capital. This low cost of capital enables us to offer attractive pricing to our customers for the energy generated by the energy system on their homes. Historically, we have monetized a portion of the value created by our Customer Agreements and the related energy systems through Funds, as defined below. Additionally, we sell certain energy systems under newly originated Customer Agreements to third-party investors. These assets are attractive to investors due to the long-term, recurring nature of the cash flows generated by our Customer Agreements, the high credit scores of our customers, the fact that energy is a non-discretionary good and our low loss rates. In addition, investors can receive attractive after-tax returns due to their ability to utilize ITCs, accelerated depreciation and certain government or utility incentives associated with the ownership of energy systems.
Funds
As of December 31, 2025, we had 59 active Funds, which are described below. We have established different types of Funds to implement our asset monetization strategy. Depending on the nature of the Fund, cash may be contributed to the investment Fund by the investor upfront or in stages based on milestones associated with the design, construction or interconnection status of the energy systems. The cash contributed by the Fund investor is used by the Fund to purchase energy systems. The Funds own a Sunrun subsidiary for the energy systems, Customer Agreements and associated incentives. We receive on-going cash distributions from the Funds representing a portion of the monthly customer payments received. We use the upfront cash, as well as on-going distributions to cover our costs associated with designing, purchasing and installing the energy systems. In addition, we also use debt, equity and other financing strategies to fund our operations. The allocation of the economic benefits between us and the Fund investor and the corresponding accounting treatment varies depending on the structure of the Fund.
We currently utilize the partnership flip structure for our Funds. Historically, we also utilized pass-through financing obligations as a legal structure for our Funds. In Q4 2024, we retired our last pass-through financing obligation Fund. We record the investor’s interest in partnership flips as noncontrolling interests or redeemable noncontrolling interests. These partnership flips are usually redeemable at our option and, in certain cases, at the investor’s option. If redemption is at our option, we record the investor’s interest as a noncontrolling interest and account for the interest using the hypothetical liquidation at book value (“HLBV”) method. If the investor has the option to put their interest to us, we record the investor’s interest as a redeemable noncontrolling interest at the greater of the HLBV and the redemption value.

For further information regarding our Funds, including the associated risks, see Item 1A. Risk Factors—"Our ability to provide our solar service offerings to customers on an economically viable basis depends in part on our ability to finance these systems with fund investors who seek particular tax and other benefits.", Note 12, VIE Arrangements and Note 13, Redeemable Noncontrolling Interests to our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.
Under partnership flip structures, we and our fund investors contribute cash into a partnership entity. The partnership uses the cash to acquire energy systems developed by us with signed Customer Agreements. Each fund investor receives a rate of return, typically on an after-tax basis, which varies by investment fund. Prior to the fund investor receiving its contractual rate of return or for a time period specified in the contractual arrangements, the fund investor receives a significant portion of the value attributable to customer payments, a majority of the accelerated tax depreciation and substantially all of the Commercial ITCs. After the fund investor receives its contractual rate of return or after the specified time period, we receive substantially all of the value attributable to the remaining customer payments and SREC sales.

Under our partnership flip structures, we have determined that we control the partnership entity which is a variable interest entity (“VIE”), and accordingly we consolidate the entity and record the investor’s interest as either noncontrolling interests or redeemable noncontrolling interests in our consolidated balance sheets.

For all of our partnership flips, the redeemable noncontrolling interest is carried on our balance sheet at the greater of the redemption value or the amount calculated under the HLBV method. The HLBV method estimates the amount that, if the fund’s assets were hypothetically sold at their book value, the investor would be entitled to receive according to the liquidation waterfall in the partnership agreement. As of December 31, 2025, the noncontrolling interest balance (redeemable or otherwise) for these Funds was $1.9 billion.
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
•Retained Subscribers represent customers subject to Customer Agreements for solar and/or storage systems that have been recognized as Deployments and recognized as energy systems on Sunrun’s consolidated balance sheet, whether or not they continue to be active.
•Non-Retained or Partially Retained Subscribers represent customers subject to Customer Agreements for solar and/or storage systems that have been recognized as Deployments whereby the assets have been fully or partially sold to one or more investors and not presented as an energy system on Sunrun’s consolidated balance sheet.
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

	Three months ended December 31,
	2025	2024
Subscriber Additions in period	25,475	30,709
Contracted Subscriber Value (per Subscriber)	$47,988	$48,273
Aggregate Contracted Subscriber Value (in thousands)	$1,222,500	$1,482,413

	As of December 31,
	2025	2024
Networked Solar Capacity (megawatts)	8,404	7,531
Customers	1,165,686	1,048,842

	As of December 31,
	2025	2024
	(in thousands)
Contracted Gross Earning Assets	$16,177,676	$13,790,540
Non-contracted or Upside Gross Earning Assets	4,967,223	4,043,288
Gross Earning Assets	$21,144,899	$17,833,828

The tables below provide a range of Gross Earning Asset amounts if different default, discount and purchase and renewal assumptions were used.
Contracted Gross Earning Assets:

	As of December 31, 2025
	Discount rate
Annualized Net Default Rate	4%	5%	6%	7%	8%
	(in thousands)
0.75%	$17,276,494	$16,056,211	$14,780,745	$13,663,077	$12,679,623
0.50%	$17,842,775	$16,577,725	$15,246,388	$14,080,696	$13,055,794
0.25%	$18,409,056	$17,099,239	$15,712,032	$14,498,315	$13,431,965
0.00%	$18,975,337	$17,620,753	$16,177,676	$14,915,934	$13,808,136
Non-contracted or Upside Gross Earning Assets:

	As of December 31, 2025
	Discount rate
Purchase or Renewal rate	4%	5%	6%	7%	8%
	(in thousands)
80%	$6,166,294	$5,216,056	$4,341,002	$3,630,754	$3,051,667
90%	$7,060,760	$5,970,326	$4,967,223	$4,153,106	$3,489,387
100%	$7,955,226	$6,724,593	$5,593,442	$4,675,456	$3,927,105
Total Gross Earning Assets:

	As of December 31, 2025
	Discount rate
Purchase or Renewal rate	4%	5%	6%	7%	8%
	(in thousands)
80%	$25,141,631	$22,836,809	$20,518,678	$18,546,688	$16,859,803
90%	$26,036,098	$23,591,079	$21,144,899	$19,069,040	$17,297,523
100%	$26,930,563	$24,345,346	$21,771,118	$19,591,390	$17,735,241

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
Customer Agreements and Incentives Revenue. Customer agreements and incentives revenue is primarily comprised of revenue from our Customer Agreements and sales of solar renewable energy credits (“SRECs”) to third parties.
We begin to recognize revenue from a Customer Agreement when PTO for the applicable energy system is given by the local utility company or on the date daily operation commences if utility approval is not required. For Customer Agreements that include a fixed fee per month which entitles the customer to any and all electricity generated by the system, we recognize revenue evenly over the time that we satisfy our performance obligations over the initial term of Customer Agreements. After the initial contract term, our Customer Agreements typically automatically renew annually or for a five year term.
We also apply for and receive SRECs associated with the energy generated by our energy systems and sell them to third parties in certain jurisdictions. SREC revenue is estimated net of any variable consideration related to possible liquidated damages if we were to deliver fewer SRECs than contractually committed, and is generally recognized upon delivery of the SRECs to the counterparty.
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
Consideration from customers is considered variable due to the performance guarantee under Customer Agreements and liquidated damage provisions under SREC contracts in the event minimum deliveries are not achieved. Customer Agreements with a performance guarantee provide a credit to the customer if the system's cumulative production, as measured on various PTO anniversary dates, is below our guarantee of a specified minimum. Revenue is recognized to the extent it is probable that a significant reversal of such revenue will not occur. If our estimate of the future production shortfall amount for Customer Agreements with a performance guarantee was 10% higher, the additional reduction to revenue in the twelve months ended December 31, 2025 would have been less than $5.0 million. Our estimated production shortfall reduced revenue during the twelve months ended December 31, 2025 by less than $10.2 million compared to the prior year's period. We have historically estimated an immaterial amount of liquidated damages pursuant to SREC contracts, and actual damages have not been materially different from estimates, nor material in amount during the years ended December 31, 2025, 2024 and 2023.
Energy Systems and Product Sales. Energy systems sales are revenue from the sale of energy systems directly to customers or third-party investors. We generally recognize revenue from energy systems sold to customers when the energy system passes inspection by the authority having jurisdiction, which inspection generally occurs after installation but prior to PTO, at which time we have met the performance obligation in the contract. For energy system sales that include delivery obligations up until interconnection to the local power grid with permission to operate, we recognize revenue at PTO. For sale of energy systems subject to newly originated

Customer Agreements to third-party investors, we recognize revenue over time as performance obligations are satisfied, based on the achievement of milestones. Certain energy systems sold to customers include fees for extended warranty and maintenance services. These fees are recognized over the life of the service agreement.
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

Impairment of Long-Lived Assets
The carrying values of our long-lived assets, including energy systems, are periodically reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable or that the useful life is shorter than originally estimated. Factors that we consider in deciding when to perform an impairment review would include significant negative industry or economic trends, and significant changes or planned changes in our use of the assets. Recoverability of these assets is measured by comparison of the carrying value of each asset group to the future undiscounted cash flows the asset is expected to generate over its remaining life. If the asset is considered to be impaired, the amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset. If the useful life is shorter than originally estimated, we amortize the remaining carrying value over the new shorter useful life. During the years ended December 31, 2025, 2024 and 2023, there were no indicators of impairment and therefore no cash flow analysis was performed.
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
We sell energy systems to investment funds. As the investment funds are consolidated by us, the gain on the sale of the energy systems is not recognized in the consolidated financial statements. However, this gain is recognized for tax reporting purposes. We account for the income tax consequences of these intra-entity transfers, both current and deferred, as a component of income tax expense and deferred tax liability, net during the period in which the transfers occur.
We account for investment tax credits as a reduction of income tax expense in the year in which the credits are recognized (i.e. the flow-through method). The Company enters into ITC transfer agreements with third-party transferees to transfer to such third-parties, for cash, the ITCs generated by certain energy systems that have been or will be placed in service. The Company accounts for its share of ITC transfer proceeds under ASC 740, Income Taxes, as a reduction of income tax expense in the consolidated statement of operations during the year in which the credits are recognized (i.e., the flow-through method) and the tax equity investor’s share is distributed upon receipt.
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
Business Combinations
We allocate the fair value of purchase price to the tangible assets acquired, liabilities assumed and intangible assets acquired based on their estimated fair values. Any residual purchase price is recorded as goodwill. The allocation of the purchase price requires management to make significant estimates in determining the fair values of assets acquired and liabilities assumed, especially with respect to the energy systems acquired as part of our acquisition of Vivint Solar in 2020.
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
The calculation of HLBV does not require estimates since each HLBV calculation is based upon the liquidation provisions of each fund’s contractual agreement. The calculation of the redeemable noncontrolling interest balance involves estimates such as a discount rate used in net present value calculations, and customer default rates. If the assumptions used for each of these were 10% higher, the impact to the aggregate redeemable noncontrolling interest balance as of December 31, 2025 would be a reduction of $21.6 million.
Results of Operations
The results of operations presented below should be reviewed in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K. Our Annual Report on Form 10-K for the year ended December 31, 2024 includes a discussion and analysis of our financial condition and results of operations for the year ended December 31, 2023 in Item 7 of Part II, “Management's Discussion and Analysis of Financial Condition and Results of Operations.”

	Year Ended December 31,
	2025	2024
	(in thousands, except per share amounts)
Revenue:
Customer agreements and incentives	$1,819,007	$1,505,227
Energy systems and product sales	1,137,990	532,492
Total revenue	2,956,997	2,037,719
Operating expenses:
Cost of customer agreements and incentives	1,282,357	1,169,213
Cost of energy systems and product sales	777,342	539,952
Sales and marketing	709,253	617,162
Research and development	36,125	39,304
General and administrative	278,049	245,127
Goodwill impairment	—	3,122,168
Total operating expenses	3,083,126	5,732,926
Loss from operations	(126,129)	(3,695,207)
Interest expense, net	(996,782)	(848,366)
Other (expense) income, net	(53,413)	161,539
Loss before income taxes	(1,176,324)	(4,382,034)
Income tax benefit	(167,218)	(26,817)
Net loss	(1,009,106)	(4,355,217)
Net loss attributable to noncontrolling interests and redeemable noncontrolling interests	(1,459,053)	(1,509,050)
Net income (loss) attributable to common stockholders	$449,947	$(2,846,167)
Net income (loss) per share attributable to common stockholders
Basic	$1.96	$(12.81)
Diluted	$1.71	$(12.81)
Weighted average shares used to compute net income (loss) per share attributable to common stockholders
Basic	229,809	222,215
Diluted	264,465	222,215

Comparison of the Years Ended December 31, 2025 and 2024
Revenue

	Year Ended December 31,		Change
	2025	2024	$	%
	(in thousands)
Customer agreements	$1,708,483	$1,388,412	$320,071	23%
Incentives	110,524	116,815	(6,291)	(5)%
Customer agreements and incentives	1,819,007	1,505,227	313,780	21%
Energy systems	878,341	204,776	673,565	329%
Products	259,649	327,716	(68,067)	(21)%
Energy systems and product sales	1,137,990	532,492	605,498	114%
Total revenue	$2,956,997	$2,037,719	$919,278	45%

Customer Agreements and Incentives. The $320.1 million increase in Revenue from Customer Agreements was primarily due to new systems placed in service in 2025 and a full year of revenue recognized in 2025 for systems placed in service in 2024 versus only a partial amount of such revenue related to the period in which the assets were in service in 2024. Revenue from incentives consisted primarily of sales of SRECs. The $6.3 million decrease when compared to the prior year related to the timing and volume of SREC sales, which were responsive to market conditions.
Energy Systems and Product Sales. Revenue from energy systems sales increased by $673.6 million compared to the prior year primarily due to a transaction that Sunrun entered into in the third quarter of 2025 whereby certain storage and energy systems subject to newly originated Customer Agreements are sold to a third-party investor; however, Sunrun continues to maintain the customer experience and servicing relationships and can sell future goods and services to these customers. Product sales decreased by $68.1 million compared to the prior year primarily due to the lower average sales price of solar energy products, as well as lower sales volume of solar energy products to installers of solar energy systems compared to the prior year, due to easing of supply chain constraints.

	Year Ended December 31,		Change
	2025	2024	$	%
	(in thousands)
Cost of customer agreements and incentives	$1,282,357	$1,169,213	$113,144	10%
Cost of energy systems and product sales	777,342	539,952	237,390	44%
Sales and marketing	709,253	617,162	92,091	15%
Research and development	36,125	39,304	(3,179)	(8)%
General and administrative expense	278,049	245,127	32,922	13%
Goodwill impairment	—	3,122,168	(3,122,168)	100%
Total operating expenses	$3,083,126	$5,732,926	$(2,649,800)	(46)%

Cost of Customer Agreements and Incentives. The $113.1 million increase in Cost of customer agreements and incentives was primarily due to the new systems placed in service in 2025, plus a full year of costs recognized in 2025 for systems placed in service in 2024 versus only a partial amount of such expenses related to the period in which the assets were in service in 2024.

The Cost of customer agreements and incentives decreased to 70% of customer agreements and incentives revenue during 2025, from 78% in the prior year. This decrease is primarily due to customer pricing increases catching up to costs.

Cost of Energy Systems and Product Sales. There was a $237.4 million increase in Cost of energy systems and product sales, which was primarily due to the corresponding net increase in the energy systems and product sales discussed above.

The Cost of energy systems and product sales decreased to 68% of energy systems and product sales revenue during 2025, when compared with 101% in the prior year, primarily due to the increase in system sales to a third-party investor related to the transaction Sunrun entered in Q3 2025 discussed above, as well as a $22.1 million increase in inventory reserves recorded in the first quarter of fiscal 2024 related to the wind-down of the AEE Solar operations with no such comparable activity in 2025.
Sales and Marketing Expense. The $92.1 million increase in Sales and marketing expense was primarily attributable to increases in costs to acquire customers through our sales lead generating partners, partially offset by a decrease in headcount driving lower employee compensation. Included in sales and marketing expense were $95.3 million and $76.2 million of amortization of costs to obtain Customer Agreements for 2025 and 2024, respectively.
Research and Development Expense. The $3.2 million decrease in Research and development expense was primarily attributable to a decrease in support-related consulting costs, as well as a decline in employee compensation.

General and Administrative Expense. The $32.9 million increase in General and administrative expenses was primarily attributable to an increase in employee compensation costs. Additionally, there were increases related to information technology related consulting costs, when compared to the prior year period.
Goodwill impairment. The $3.1 billion decrease in Goodwill impairment expense related to an impairment charge of $3.1 billion that was a result of an interim impairment test performed during the fourth quarter of 2024. For further detail, see Note 2, Summary of Significant Accounting Policies to our consolidated financial statement included elsewhere in this Annual Report on Form 10-K.
Non-Operating Expenses

	Year Ended December 31,		Change
	2025	2024	$	%
	(in thousands)
Interest expense, net	$(996,782)	$(848,366)	$(148,416)	17%
Other (expense) income, net	(53,413)	161,539	(214,952)	(133)%
Total interest and other expense, net	$(1,050,195)	$(686,827)	$(363,368)	53%
Interest expense, net. The increase in Interest expense, net of $148.4 million is primarily related to additional non-recourse debt entered into in 2025. Included in net interest expense is $38.1 million and $34.8 million of non-cash interest recognized under Customer Agreements that have a significant financing component for 2025 and 2024, respectively.
Other (expense) income, net. The decrease in other income of $215.0 million related primarily to losses on derivatives recognized in 2025, as well as to gains on extinguishment of debt during 2024, with no such comparable activity in 2025.
Income Tax Benefit

	Year Ended December 31,		Change
	2025	2024	$	%
	(in thousands)
Income tax benefit	$167,218	$26,817	$140,401	524%
The increase in Income tax benefit of $140.4 million primarily relates to increased proceeds from investment tax credit transfers and a reduction of goodwill impairment, which was partially offset by an overall increase in valuation allowance on certain tax credits and net operating losses, a decrease in pre-tax loss, and a decrease in losses allocable to noncontrolling interests and redeemable noncontrolling interests.
Given our net operating loss carryforwards as of December 31, 2025, we do not expect to pay income tax, including in connection with our 2025 income tax provision, until our net operating losses are fully utilized. As of December 31, 2025, we had net operating loss carryforwards for federal, state, and foreign income tax purposes of approximately $720.7 million, $3.5 billion, and $1.3 billion, respectively, which will begin to expire in 2028 for federal purposes, in 2026 for state purposes, and in 2031 for foreign purposes. In addition, federal and certain state net operating loss carryforwards generated in tax years beginning after December 31, 2017 total $2.6 billion and $371.4 million, respectively, and have indefinite carryover periods and do not expire.
Net Loss Attributable to Noncontrolling Interests and Redeemable Noncontrolling Interests

	Year Ended December 31,		Change
	2025	2024	$	%
	(in thousands)
Net loss attributable to noncontrolling interests and redeemable noncontrolling interests	$(1,459,053)	$(1,509,050)	$49,997	(3)%

The decrease in Net loss attributable to noncontrolling interests and redeemable noncontrolling interests was primarily the result of an addition of only six new investment funds in 2025, as compared to the addition of seven new investment funds in 2024, for which the HLBV method was used in determining the amount of net loss attributable to noncontrolling interests. Investment funds generally allocate more loss to the noncontrolling interest in the first several years after fund formation.

Liquidity and Capital Resources
As of December 31, 2025, we had cash of $823.4 million, which consisted of cash held in checking and savings accounts with financial institutions. We finance our operations mainly through a variety of financing fund arrangements that we have formed with fund investors, cash generated from our sources of revenue and borrowings from secured credit facilities arrangements with syndicates of banks and from secured, long-term non-recourse loan arrangements. In 2025, we received $1.2 billion of new commitments on secured credit facilities arrangements and $1.6 billion of commitments from secured, long-term non-recourse loan arrangements. Our principal uses of cash are funding our business, including the costs of acquisition and installation of energy systems, satisfaction of our obligations under our debt instruments and other working capital requirements. As of December 31, 2025, we had outstanding borrowings of $238.3 million on our $321.4 million credit facility maturing in March 2028. In December 2025, we amended our bank line of credit to, among other things, reduce the total commitments from $447.5 million to approximately $321.4 million, and to extend the maturity date from March 2027 to March 2028. In 2024, we amended one of our subsidiary’s senior secured credit facility to, among other things, increase the total commitments from $1.8 billion to $2.6 billion and extend the maturity date from April 2025 to April 2028. For further information regarding certain of the impacts our ability to raise capital on our business, see Part I, Item 1A. Risk Factors— Risks Related to Our Operating Structure and Financing Activities—"We need to raise capital to finance the continued growth of our operations and solar service business. If capital is not available to us on acceptable terms, as and when needed, our business and prospects would be materially and adversely impacted. In addition, our business is affected by general economic conditions and related uncertainties affecting markets in which we operate. Volatility in current economic conditions could adversely impact our business, including our ability to raise financing.”

Additionally, we have purchase commitments, which have the ability to be canceled without significant penalties, with multiple suppliers to purchase $2.0 billion of photovoltaic modules, inverters and batteries by the end of the fourth quarter of 2025. In February 2024, we issued $475.0 million of convertible senior notes with a maturity date of March 1, 2030, for net proceeds of approximately $470.1 million. Our business model requires substantial outside financing arrangements to grow the business and facilitate the deployment of additional energy systems. The energy systems that are operational are expected to generate a positive return rate over the term of the Customer Agreement, typically 20 or 25 years. However, in order to grow, we will continue to be dependent on financing from outside parties. If financing is not available to us on acceptable terms if and when needed, we may be required to reduce planned spending, which could have a material adverse effect on our operations. While there can be no assurances, we anticipate raising additional required capital from new and existing investors. We believe our cash, investment fund commitments and available borrowings as further described below will be sufficient to meet our anticipated cash needs for at least the next 12 months. We believe we will meet longer-term expected future cash requirements and obligations through a combination of cash flows from operating activities, available cash balances, and available credit via our credit facilities. The following table summarizes our cash flows for the periods indicated:

	Year Ended December 31,
	2025	2024
	(in thousands)
Consolidated cash flow data:
Net cash used in operating activities	$(421,440)	$(766,153)
Net cash used in investing activities	(2,500,338)	(2,701,024)
Net cash provided by financing activities	3,211,350	3,426,755
Net increase (decrease) in cash	$289,572	$(40,422)

Operating Activities
During 2025, we used $421.4 million in net cash from operating activities. The driver of our operating cash outflow consisted of the cost of our revenue, as well as sales, marketing and general and administrative costs. During 2025, after adjusting our net loss to exclude non-operating and non-cash items, we had operating cash outflows of $20.3 million. Additionally, changes in working capital resulted in a net cash outflow of $441.7 million.
During 2024, we used $766.2 million in net cash from operating activities. The driver of our operating cash outflow consisted of the cost of our revenue, as well as sales, marketing and general and administrative costs. During 2024, after adjusting our net loss to exclude non-operating and non-cash items, we had operating cash outflows of $447.6 million. Additionally, changes in working capital resulted in a net cash outflow of $318.5 million.
Investing Activities
During 2025, we used $2.5 billion in cash in investing activities. The majority was used to design, acquire and install energy systems and components under our long-term Customer Agreements.
During 2024, we used $2.7 billion in cash in investing activities. The majority was used to design, acquire and install energy systems and components under our long-term Customer Agreements.
Financing Activities
During 2025, we generated $3.2 billion from financing activities. This was primarily driven by $1.8 billion in net proceeds from fund investors, $1.6 billion in net proceeds from debt, $2.1 million in net proceeds from convertible senior notes and $16.8 million in net proceeds from stock-based awards activity, offset by $124.3 million in net repayments from trade receivable financing, $30.7 million in acquisition of noncontrolling interests and $25.2 million in repayments under finance lease obligations.
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
Debt and Fund Commitments
As of December 31, 2025, we had committed and available capital of approximately $1.0 billion that may only be used to purchase and install energy systems. We intend to establish new investment funds in the future, and we may also use debt, equity or other financing strategies to finance our business. For a discussion of the terms and conditions of debt instruments and changes thereof in the period, refer to Note 10, Indebtedness, to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Recent Accounting Pronouncements
See Note 2, Summary of Significant Accounting Policies, to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to certain market risks in the ordinary course of our business. Our primary exposure includes changes in interest rates because certain borrowings bear interest at floating rates based on SOFR, as applicable, plus a specified margin. We sometimes manage our interest rate exposure on floating-rate debt by entering into derivative instruments to hedge all or a portion of our interest rate exposure in certain debt facilities. We do not enter into any derivative instruments for trading or speculative purposes. Changes in economic conditions could result in higher interest rates, thereby increasing our interest expense and operating expenses and reducing funds available for capital investments, operations and other purposes. A hypothetical 10% increase in our interest rates on our variable rate debt facilities would have increased our interest expense by $11.3 million and $14.8 million for the year ended December 31, 2025 and 2024, respectively.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Sunrun Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Sunrun Inc. (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive (loss) income, redeemable noncontrolling interests and stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 26, 2026 expressed an unqualified opinion thereon.
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

Noncontrolling Interests and Redeemable Noncontrolling Interests

Description of matter
At December 31, 2025, noncontrolling interests were $1 billion and redeemable noncontrolling interests were $0.7 billion. As explained in Note 2 to the consolidated financial statements, noncontrolling interests and redeemable noncontrolling interests represent investors’ interests in the net assets of the tax equity funds that the Company has created to finance the cost of its solar energy systems subject to the Company’s Customer Agreements. The Company has
determined that the contractual provisions in the funding arrangements represent substantive profit sharing arrangements. The Company has further determined that the appropriate methodology for attributing income and loss to the noncontrolling interests and redeemable noncontrolling interests each period is a balance sheet approach referred to as the hypothetical liquidation at book value
(“HLBV”) method.

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
February 26, 2026

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Sunrun Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Sunrun Inc.’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Sunrun Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2025 consolidated financial statements of the Company and our report dated February 26, 2026 expressed an unqualified opinion thereon.
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
/s/ Ernst & Young LLP

San Francisco, California
February 26, 2026

Sunrun Inc.
Consolidated Balance Sheets
(In Thousands, Except Share Par Values)

	As of December 31,
	2025	2024
Assets
Current assets:
Cash	$823,380	$574,956
Restricted cash	413,460	372,312
Accounts receivable (net of allowances for credit losses of $20,692 and $15,420 as of December 31, 2025 and 2024, respectively)	262,627	170,706
Inventories	501,286	402,083
Prepaid expenses and other current assets	155,216	202,579
Total current assets	2,155,969	1,722,636
Restricted cash	148	148
Energy systems, net	16,817,863	15,032,115
Property and equipment, net	75,692	121,239
Other assets	3,560,924	3,021,746
Total assets (1)	$22,610,596	$19,897,884
Liabilities and total equity
Current liabilities:
Accounts payable	$271,021	$354,214
Distributions payable to noncontrolling interests and redeemable noncontrolling interests	47,072	41,464
Accrued expenses and other liabilities	518,835	543,752
Deferred revenue, current portion	162,839	129,442
Deferred grants, current portion	8,681	7,900
Finance lease obligations, current portion	24,557	26,045
Non-recourse debt, current portion	269,510	231,665
Total current liabilities	1,302,515	1,334,482
Deferred revenue, net of current portion	1,350,494	1,208,905
Deferred grants, net of current portion	196,726	196,535
Finance lease obligations, net of current portion	36,908	66,139
Line of credit	238,323	384,226
Non-recourse debt, net of current portion	13,708,532	11,806,181
Convertible senior notes	473,749	479,420
Other liabilities	156,199	119,846
Deferred tax liabilities	163,176	137,940
Total liabilities (1)	17,626,622	15,733,674
Commitments and contingencies (Note 17)
Redeemable noncontrolling interests	709,255	624,159
Stockholders’ equity:
Preferred stock, $0.0001 par value—authorized, 200,000 shares as of December 31, 2025 and 2024; no shares issued and outstanding as of December 31, 2025 and 2024	—	—
Common stock, $0.0001 par value—authorized, 2,000,000 shares as of December 31, 2025 and 2024; issued and outstanding, 233,612 and 225,662 shares as of December 31, 2025 and 2024, respectively	23	23
Additional paid-in capital	6,899,277	6,747,236
Accumulated other comprehensive loss	63,103	86,814
Retained earnings	(3,829,919)	(4,279,866)
Total stockholders’ equity	3,132,484	2,554,207
Noncontrolling interests	1,142,235	985,844
Total equity	4,274,719	3,540,051
Total liabilities, redeemable noncontrolling interests and total equity	$22,610,596	$19,897,884

(1)The Company’s consolidated assets as of December 31, 2025 and 2024 include $15,593,689 and $13,290,216, respectively, in assets of variable interest entities, or “VIEs”, that can only be used to settle obligations of the VIEs. Energy systems, net, as of December 31, 2025 and 2024 were $13,777,190 and $12,062,819, respectively; cash as of December 31, 2025 and 2024 were $539,440 and $420,756, respectively; restricted cash as of December 31, 2025 and 2024 were $59,010 and $57,892, respectively; accounts receivable, net as of December 31, 2025 and 2024 were $118,907 and $92,259, respectively; inventories as of December 31, 2025 and  2024 of $180,841 and $62,581, respectively; prepaid expenses and other current assets as of December 31, 2025 and 2024 were $64,588 and $7,616, respectively and other assets as of December 31, 2025 and 2024 were $853,713 and $586,293, respectively. The Company’s consolidated liabilities as of December 31, 2025 and 2024 include $2,643,129 and $2,343,040, respectively, in liabilities of VIEs whose creditors have no recourse to the Company. These liabilities include accounts payable as of December 31, 2025 and 2024 of $5,125 and $5,400, respectively; distributions payable to noncontrolling interests and redeemable noncontrolling interests as of December 31, 2025 and 2024 of $47,073 and $41,465, respectively; accrued expenses and other liabilities as of December 31, 2025 and 2024 of $110,390 and $42,997, respectively; deferred revenue as of December 31, 2025 and 2024 of $1,025,241 and $826,854, respectively; non-recourse debt as of December 31, 2025 and 2024 of $1,434,535 and $1,407,784, respectively; and other liabilities as of December 31, 2025 and 2024 of $20,765 and $18,540, respectively.
The accompanying notes are an integral part of these consolidated financial statements.

Sunrun Inc.
Consolidated Statements of Operations
(In Thousands, Except Per Share Amounts)

	Year Ended December 31,
	2025	2024	2023
Revenue:
Customer agreements and incentives	$1,819,007	$1,505,227	$1,186,706
Energy systems and product sales	1,137,990	532,492	1,073,107
Total revenue	2,956,997	2,037,719	2,259,813
Operating expenses:
Cost of customer agreements and incentives	1,282,357	1,169,213	1,077,114
Cost of energy systems and product sales	777,342	539,952	1,019,638
Sales and marketing	709,253	617,162	740,821
Research and development	36,125	39,304	21,816
General and administrative	278,049	245,127	221,067
Goodwill impairment	—	3,122,168	1,158,000
Total operating expenses	3,083,126	5,732,926	4,238,456
Loss from operations	(126,129)	(3,695,207)	(1,978,643)
Interest expense, net	(996,782)	(848,366)	(652,989)
Other (expense) income, net	(53,413)	161,539	(63,900)
Loss before income taxes	(1,176,324)	(4,382,034)	(2,695,532)
Income tax benefit	(167,218)	(26,817)	(12,691)
Net loss	(1,009,106)	(4,355,217)	(2,682,841)
Net loss attributable to noncontrolling interests and redeemable noncontrolling interests	(1,459,053)	(1,509,050)	(1,078,344)
Net income (loss) attributable to common stockholders	$449,947	$(2,846,167)	$(1,604,497)
Net income (loss) per share attributable to common stockholders
Basic	$1.96	$(12.81)	$(7.41)
Diluted	$1.71	$(12.81)	$(7.41)
Weighted average shares used to compute net income (loss) per share attributable to common stockholders
Basic	229,809	222,215	216,642
Diluted	264,465	222,215	216,642
The accompanying notes are an integral part of these consolidated financial statements.

Sunrun Inc.
Consolidated Statements of Comprehensive Income (Loss)
(In Thousands)

	Year Ended December 31,
	2025	2024	2023
Net income (loss) attributable to common stockholders	$449,947	$(2,846,167)	$(1,604,497)
Unrealized (loss) gain on derivatives, net of income taxes	(12,443)	58,056	14,482
Adjustment for net gain on derivatives recognized into earnings, net of income taxes	(11,268)	(25,918)	(26,915)
Other comprehensive (loss) income	(23,711)	32,138	(12,433)
Comprehensive income (loss) attributable to common stockholders	$426,236	$(2,814,029)	$(1,616,930)
The accompanying notes are an integral part of these consolidated financial statements.

Sunrun Inc.
Consolidated Statements of Redeemable Noncontrolling Interests and Stockholders' Equity
(In Thousands)

	Redeemable Noncontrolling Interests	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Stockholders' Equity	Noncontrolling Interests	Total Equity
		Shares	Amount
Balance - December 31, 2022	$609,702	214,184	$21	$6,470,194	$67,109	$170,798	$6,708,122	$861,193	$7,569,315
Exercise of stock options	—	838	—	4,304	—	—	4,304	$—	4,304
Issuance of restricted stock units, net of tax withholdings	—	2,836	1	—	—	—	1	—	1
Shares issued in connection with the Employee Stock Purchase Plan	—	1,534	—	18,305	—	—	18,305	—	18,305
Stock-based compensation	—	—	—	111,280	—	—	111,280	—	111,280
Contributions from redeemable noncontrolling interests and noncontrolling interests	185,397	—	—	—	—	—	—	1,387,002	1,387,002
Distributions to redeemable noncontrolling interests and noncontrolling interests	(68,310)	—	—	—	—	—	—	(159,876)	(159,876)
Net (loss) income	(30,601)	—	—	—	—	(1,604,497)	(1,604,497)	(1,047,743)	(2,652,240)
Acquisition of noncontrolling interest	(20,011)	—	—	5,146	—	—	5,146	(32,968)	(27,822)
Other comprehensive loss, net of taxes	—	—	—	—	(12,433)	—	(12,433)	—	(12,433)
Balance - December 31, 2023	676,177	219,392	22	6,609,229	54,676	(1,433,699)	5,230,228	1,007,608	6,237,836
Exercise of stock options	—	524	—	3,607	—	—	3,607	—	3,607
Issuance of restricted stock units, net of tax withholdings	—	4,076	1	—	—	—	1	—	1
Shares issued in connection with the Employee Stock Purchase Plan	—	1,670	—	15,267	—	—	15,267	—	15,267
Stock-based compensation	—	—	—	124,267	—	—	124,267	—	124,267
Contributions from redeemable noncontrolling interests and noncontrolling interests	24,602	—	—	—	—	—	—	1,787,364	1,787,364
Distributions to redeemable noncontrolling interests and noncontrolling interests	(68,543)	—	—	—	—	—	—	(246,400)	(246,400)
Net income (loss)	14,820	—	—	—	—	(2,846,167)	(2,846,167)	(1,523,870)	(4,370,037)
Capped call transaction	—	—	—	(38,365)	—	—	(38,365)	—	(38,365)
Acquisition of noncontrolling interests	(22,897)	—	—	33,231	—	—	33,231	(38,858)	(5,627)
Other comprehensive income, net of taxes	—	—	—	—	32,138	—	32,138	—	32,138
Balance - December 31, 2024	624,159	225,662	23	6,747,236	86,814	(4,279,866)	2,554,207	985,844	3,540,051
Exercise of stock options	—	363	—	2,480	—	—	2,480	—	2,480
Issuance of restricted stock units, net of tax withholdings	—	5,897	—	—	—	—	—	—	—
Shares issued in connection with the Employee Stock Purchase Plan	—	1,690	—	14,321	—	—	14,321	—	14,321
Stock-based compensation	—	—	—	116,644	—	—	116,644	—	116,644
Contributions from redeemable noncontrolling interests and noncontrolling interests	422,749	—	—	—	—	—	—	1,579,428	1,579,428
Distributions to redeemable noncontrolling interests and noncontrolling interests	(75,260)	—	—	—	—	—	—	(177,077)	(177,077)
Net (loss) income	(244,887)	—	—	—	—	449,947	449,947	(1,214,166)	(764,219)
Acquisition of noncontrolling interests	(17,506)	—	—	18,596	—	—	18,596	(31,794)	(13,198)
Other comprehensive loss, net of taxes	—	—	—	—	(23,711)	—	(23,711)	—	(23,711)
Balance - December 31, 2025	$709,255	233,612	$23	$6,899,277	$63,103	$(3,829,919)	$3,132,484	$1,142,235	$4,274,719
The accompanying notes are an integral part of these consolidated financial statements

Sunrun Inc.
Consolidated Statements of Cash Flows
(In Thousands)

	Year Ended December 31,
	2025	2024	2023
Operating activities:
Net loss	$(1,009,106)	$(4,355,217)	$(2,682,841)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization, net of amortization of deferred grants	725,578	620,876	531,669
Goodwill impairment	—	3,122,168	1,158,000
Income tax benefit	(167,218)	(26,817)	(12,716)
Stock-based compensation expense	107,952	112,825	111,781
Interest on pass-through financing obligations	—	8,837	19,504
Reduction in pass-through financing obligations	—	(20,787)	(40,352)
Unrealized (gain) loss on derivatives	55,245	(120,008)	28,105
Other noncash items	307,833	210,479	261,390
Changes in operating assets and liabilities:
Accounts receivable	(119,765)	(14,974)	15,748
Inventories	(99,203)	57,663	324,158
Prepaid expenses and other current assets	(613,652)	(771,997)	(476,628)
Accounts payable	(80,057)	177,449	(108,785)
Accrued expenses and other liabilities	84,690	80,588	(56,473)
Deferred revenue	188,192	152,762	106,700
Deferred tax liabilities	198,071	—	—
Net cash used in operating activities	(421,440)	(766,153)	(820,740)
Investing activities:
Payments for the costs of energy systems	(2,498,561)	(2,699,452)	(2,587,183)
Purchase of equity investment	—	—	(5,000)
Purchases of property and equipment, net	(1,777)	(1,572)	(20,960)
Net cash used in investing activities	(2,500,338)	(2,701,024)	(2,613,143)
Financing activities:
Proceeds from state tax credits, net of recapture	9,668	5,203	4,033
Proceeds from trade receivable financing	167,081	124,261	41,225
Repayment of trade receivable financing	(291,342)	—	(41,225)
Proceeds from line of credit	382,986	354,256	1,124,675
Repayment of line of credit	(528,889)	(509,532)	(1,090,331)
Proceeds from issuance of convertible senior notes, net of capped call transaction	—	444,822	—
Repurchase of convertible senior notes	(2,124)	(346,581)	(1,545)
Proceeds from issuance of non-recourse debt	4,111,079	4,009,906	3,745,580
Repayment of non-recourse debt	(2,286,014)	(1,794,962)	(1,575,527)
Payment of debt fees	(67,452)	(93,875)	(47,342)
Proceeds from pass-through financing and other obligations, net	—	4,795	8,812
Repayment of pass-through financing obligation	—	(240,288)	—
Payment of finance lease obligations	(25,185)	(27,240)	(23,279)
Contributions received from noncontrolling interests and redeemable noncontrolling interests	2,002,177	1,811,966	1,572,399
Distributions paid to noncontrolling interests and redeemable noncontrolling interests	(246,731)	(308,657)	(225,114)
Acquisition of noncontrolling interest	(30,705)	(26,195)	(46,274)
Net proceeds related to stock-based award activities	16,801	18,876	22,611
Proceeds from transfer of investment tax credits	1,602,866	705,697	6,980
Payments to redeemable noncontrolling interests and noncontrolling interests of investment tax credits	(1,602,866)	(705,697)	(6,980)
Net cash provided by financing activities	3,211,350	3,426,755	3,468,698
Net change in cash and restricted cash	289,572	(40,422)	34,815
Cash and restricted cash, beginning of period	947,416	987,838	953,023
Cash and restricted cash, end of period	$1,236,988	$947,416	$987,838
Supplemental disclosures of cash flow information
Cash paid for interest	$741,674	$591,285	$433,050
Cash paid for income taxes	$—	$—	$—
Supplemental disclosures of noncash investing and financing activities
Purchases of energy systems and property and equipment included in accounts payable and accrued expenses	$37,679	$40,814	$61,740
Right-of-use assets obtained in exchange for new finance lease liabilities	$3,058	$36,991	$87,726

The accompanying notes are an integral part of these consolidated financial statements.

Sunrun Inc.
Notes to Consolidated Financial Statements

Note 1. Organization
Sunrun Inc. (“Sunrun” or the “Company”) was formed in 2007. The Company is engaged in the design, development, installation, sale, ownership and maintenance of home battery storage and energy systems (“Projects”) in the United States.
Sunrun acquires customers directly and through relationships with various solar and strategic partners (“Partners”). The Projects are constructed either by Sunrun or by Sunrun’s Partners and are mostly owned by the Company. Sunrun’s customers enter into an agreement to utilize the home battery storage and/or energy system (the “Customer Agreement”) which typically have an initial term of 20 or 25 years. Sunrun monitors, maintains and insures the Projects during the term of the Customer Agreement. Certain of these energy systems under Customer Agreements are sold to third-party investors. The Company also owns and operates home-to-grid power plants, home electrification products, and solar leads generated by customers.
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
Effective December 31, 2025, the Company revised the terminology used for certain financial statement line items to better align with its operations. The Company has renamed financial statement line items “Solar energy systems, net” on the consolidated balance sheets as “Energy systems, net”, “Solar energy systems and product sales” and “Cost of solar energy systems and product sales” on the consolidated statements of operations as “Energy systems and product sales” and “Cost of energy systems and product sales,” respectively, and “Payments for the costs of solar energy systems” as “Payments for the costs of energy systems” on the consolidated statements of cash flows. The change in terminology does not impact the amounts reported in the financial statements. Comparative periods have been renamed to reflect this change for consistency.
Use of Estimates
The preparation of the consolidated financial statements requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The Company regularly makes estimates and assumptions, including, but not limited to, revenue recognition constraints that result in variable consideration, the discount rate used to adjust the promised amount of consideration for the effects of a significant financing component, the estimates that affect the collectability of accounts receivable, the valuation of inventories, the useful lives of energy systems, the useful lives of property and equipment, the fair value estimates used in the goodwill impairment calculation, the discount rate used for operating and financing leases, the valuation of stock-based compensation, the determination of valuation allowances associated with deferred tax assets, the fair value of debt instruments disclosed and the redemption value of redeemable noncontrolling interests. The Company bases its estimates on historical experience and various other assumptions believed to be reasonable. Actual results may differ from such estimates.

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
Revenue from external customers (including, but not limited to homeowners) for each group of similar products and services is as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Customer agreements	$1,708,483	$1,388,412	$1,077,099
Incentives	110,524	116,815	109,607
Customer agreements and incentives	1,819,007	1,505,227	1,186,706

Energy systems	878,341	204,776	656,408
Products	259,649	327,716	416,699
Energy systems and product sales	1,137,990	532,492	1,073,107
Total revenue	$2,956,997	$2,037,719	$2,259,813
Revenue from Customer Agreements includes payments by customers for the use of the system as well as utility and other rebates assigned by the customer to the Company in the Customer Agreement. Revenue from incentives includes revenue from the sale of solar renewable energy credits (“SRECs”). Energy systems sales are revenue from the sale of energy systems directly to customers or third-party investors. Product sales revenue consists of revenue from the sale of solar panels, inverters, racking systems, roof repair, and other solar energy products sold to resellers, as well as the sale of customer leads to third parties, including the Company’s partners and other solar providers. Revenue from energy system sales from one customer represents approximately $683.7 million of the Company’s consolidated revenues for the year ended December 31, 2025.
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
Restricted cash represents amounts related to obligations under certain financing transactions and future replacement of energy system components.
The following table provides a reconciliation of cash and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows. Cash and restricted cash consists of the following (in thousands):

	December 31,
	2025	2024	2023
Cash	$823,380	$574,956	$678,821
Restricted cash, current and long-term	413,608	372,460	309,017
Total	$1,236,988	$947,416	$987,838

Sunrun Inc.
Notes to Consolidated Financial Statements — Continued
Accounts Receivable
Accounts receivable consist of amounts due from customers as well as state and utility rebates due from government agencies and utility companies. Under Customer Agreements, the customers typically assign incentive rebates to the Company.
Accounts receivable are recorded at net realizable value. The Company maintains allowances for the applicable portion of receivables using the expected credit loss model. The Company estimates expected credit losses from doubtful accounts based upon the expected collectability of all accounts receivables, which takes into account the number of days past due, collection history, identification of specific customer exposure, current economic trends, and management’s expectation of future economic conditions. Once a receivable is deemed to be uncollectible, it is written off. In 2025, 2024 and 2023, the Company recorded provisions for credit losses of $24.7 million, $17.0 million and $21.7 million, respectively, and wrote-off uncollectible receivables of $19.4 million, $20.7 million and $15.8 million, respectively.
Accounts receivable, net consists of the following (in thousands):

	December 31,
	2025	2024
Customer receivables	$191,559	$179,152
Third party system sales receivables	44,419	—
Grid services receivables	29,800	3,474
Other receivables	17,541	3,500
Allowance for credit losses	(20,692)	(15,420)
Total	$262,627	$170,706

Asset Retirement Obligation

The Company has an asset retirement obligation (“ARO”) arising from contractual or regulatory requirements to perform certain asset retirement activities at the time the Company's energy systems are retired. The Company recognizes a corresponding ARO when an obligating event takes place, which typically is when the energy system is installed. An asset is considered retired when it is permanently taken out of service, such as through a sale or disposal. The Company's aggregate ARO is immaterial and is recorded as a component of energy systems, net and other liabilities on the Company’s consolidated balance sheets. The Company's ARO balances are subject to change in future periods given the inherent uncertainty in estimating asset retirement costs and timing.
Inventories
Inventories are stated at the lower of cost or net realizable value on a first-in, first-out basis. Inventories consist of raw materials such as photovoltaic panels, inverters and mounting hardware as well as miscellaneous electrical components that are sold as-is by the distribution operations and used in installations and work-in-process. Work-in-process primarily relates to energy systems that will be sold to customers, which are partially installed and have yet to meet the criteria for revenue recognition. For energy systems where the Company performs the installation, the Company commences transferring component parts from inventories to construction-in-progress, a component of energy systems, once a lease contract with a lease customer has been executed and the component parts have been assigned to a specific project. Additional costs incurred including labor and overhead are recorded within construction in progress.
The Company periodically reviews inventories for unusable and obsolete items based on assumptions about future demand and market conditions. Based on this evaluation, provisions are made to write inventories down to their market value.

Sunrun Inc.
Notes to Consolidated Financial Statements — Continued
Energy Systems, net
The Company records energy systems subject to signed Customer Agreements and energy systems that are under installation as energy systems, net on its consolidated balance sheet. Energy systems, net is comprised of system equipment costs related to energy systems, less accumulated depreciation and amortization. Depreciation on energy systems is calculated on a straight-line basis over the estimated useful lives of the systems of 35 years. The Company periodically reviews its estimated useful life and recognizes changes in estimates by prospectively adjusting depreciation expense. Inverters and batteries are depreciated over their estimated useful life of 10 to 15 years.
Energy systems under construction will be depreciated as energy systems subject to signed Customer Agreements when the respective systems are completed and interconnected.
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
Capitalization of Software Costs
For costs incurred in the development of internal use software, including cloud implementation costs, the Company capitalizes costs incurred during the application development stage. Costs related to preliminary project activities and post implementation activities are expensed as incurred. Internal use software is amortized on a straight-line basis over its estimated useful life of 3 years. Costs of $33.5 million, $25.9 million and $21.3 million were capitalized in 2025, 2024 and 2023, respectively.
Impairment of Long-Lived Assets
The carrying values of the Company’s long-lived assets, including energy systems, are periodically reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable or that the useful life is shorter than originally estimated. Factors that are considered in deciding when to perform an impairment review would include significant negative industry or economic trends and significant changes or planned changes in the use of the assets. Recoverability of these assets is measured by comparison of the carrying value of each asset group to the future undiscounted cash flows the asset group is expected to generate over its remaining life. If the asset group is considered to be impaired, the amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset group. If the useful life is shorter than originally estimated, the Company amortizes the remaining carrying value over the new shorter useful life. The Company has recognized no material impairments of its long-lived assets in any of the periods presented.
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

Sunrun Inc.
Notes to Consolidated Financial Statements — Continued
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
The assumptions and estimates used in the assessment include, among others, estimated future net annual contracted cash flows under its existing long term customer agreements, as well as future growth estimates which rely on management judgment. The Company selected estimates used in the discounted cash flow projections using historical data as well as current and anticipated market conditions, and estimated growth rates with consideration of published industry trends. The Company also compared the total invested capital (including market capitalization) to the fair value of its reporting unit to assess the reasonableness of fair value. The Company concluded that the fair value of its one reporting unit did not exceed its carrying value as of December 31, 2024 and recorded a non-cash goodwill impairment charge of $3.1 billion in its consolidated statements of operations primarily driven by the Company’s market capitalization. This impairment charge did not result in a change to previously recorded deferred taxes, as goodwill was not deductible for tax purposes, nor did it impact the Company’s liquidity position, its debt covenants or cash flows. As a result of this impairment charge, the Company no longer carries any Goodwill in its consolidated balance sheet as of December 31, 2025.
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

The following is a rollforward of the obligations under these supplier finance agreements (in thousands):

Supplier finance obligations outstanding at December 31, 2023	$—
Proceeds from trade receivable financing	124,261
Repayment of trade receivable financing	—
Accrued interest on trade receivable financing	5,977
Supplier finance obligations outstanding at December 31, 2024	130,238
Proceeds from trade receivable financing	167,081
Repayment of trade receivable financing	(291,342)
Repayment of accrued interest on trade receivable financing	(5,977)
Supplier finance obligations outstanding at December 31, 2025	$—

Sunrun Inc.
Notes to Consolidated Financial Statements — Continued
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

    The opening balance of deferred revenue was $1.2 billion as of December 31, 2023. Deferred revenue consists of the following (in thousands):

	December 31,
	2025	2024
Under Customer Agreements:
Payments received, net	$1,047,929	$950,225
Financing component balance	87,294	79,731
	1,135,223	1,029,956

Under SREC contracts:
Payments received, net	356,263	291,972
Financing component balance	21,847	16,419
	378,110	308,391

Total	$1,513,333	$1,338,347
    During the years ended December 31, 2025, 2024 and 2023, the Company recognized revenue of $152.7 million, $137.7 million and $113.3 million, respectively, from amounts included in deferred revenue at the beginning of the respective periods. Revenue allocated to remaining performance obligations represents contracted revenue that has not yet been recognized and includes deferred revenue as well as amounts that will be invoiced and recognized as revenue in future periods. Contracted but not yet recognized revenue was approximately $37.3 billion as of December 31, 2025, of which the Company expects to recognize approximately 5% over the next 12 months. The annual recognition is not expected to vary significantly over the next 10 years as the vast majority of existing Customer Agreements have at least 10 years remaining, given that the average age of the Company's fleet of residential energy systems under Customer Agreements is less than 6 years due to the Company being formed in 2007 and having experienced significant growth in the last few years. The annual recognition on these existing contracts will gradually decline over the midpoint of the Customer Agreements over the following 10 years as the typical 20- or 25-year initial term expires on individual Customer Agreements.
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

Sunrun Inc.
Notes to Consolidated Financial Statements — Continued
Warranty Accrual
The Company accrues warranty costs when revenue is recognized for energy systems sales, based on the estimated future costs of meeting its warranty obligations. Warranty costs primarily consist of replacement costs for supplies and labor costs for service personnel since warranties for equipment and materials are covered by the original manufacturer’s warranty (other than a small deductible in certain cases). As such, the warranty reserve is immaterial in all periods presented. The Company makes and revises these estimates based on the number of energy systems under warranty, the Company’s historical experience with warranty claims, assumptions on warranty claims to occur over a systems’ warranty period and the Company’s estimated replacement costs. A warranty is provided for solar systems sold and leased. However, for the energy systems under Customer Agreements, the Company does not accrue a warranty liability because those systems are owned by consolidated subsidiaries of the Company. Instead, any repair costs on those energy systems are expensed when they are incurred as a component of customer agreements and incentives costs of revenue.

Solar Energy Performance Guarantees
The Company guarantees to customers certain specified minimum solar energy production output for solar facilities over the initial term of the Customer Agreements. The Company monitors the energy systems to determine whether these specified minimum outputs are being achieved. Annually or every two years, depending on the terms of the Customer Agreement, the Company will refund a portion of electricity payments to a customer if the solar energy production output was less than the performance guarantee. The Company considers this a variable component that offsets the transaction price.
Derivative Financial Instruments
The Company recognizes all derivative instruments on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income if a derivative is designated as part of a hedge transaction. The ineffective portion of the hedge, if any, is immediately recognized in earnings and is included in other (expense) income, net in the consolidated statements of operations.
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
Customer agreements and incentives
    Customer agreements and incentives revenue is primarily comprised of revenue from Customer Agreements in which the Company provides continuous access to a functioning energy system and revenue from the sales of SRECs generated by the Company’s energy systems to third parties.

    The Company begins to recognize revenue on Customer Agreements when permission to operate ("PTO") is given by the local utility company or on the date daily operation commences if utility approval is not required. Revenue recognition does not necessarily follow the receipt of cash. For Customer Agreements that include a fixed fee per month which entitles the customer to any and all electricity generated by the system, and for which the Company’s obligation is to provide continuous access to a functioning energy system, the Company recognizes revenue evenly over the time that it satisfies its performance obligations, which is over the initial term of the Customer Agreements. Customer Agreements typically have an initial term of 20 or 25 years. After the initial contract term, Customer Agreements typically automatically renew annually or for a five year term.

    SREC revenue arises from the sale of environmental credits generated by energy systems and is generally recognized upon delivery of the SRECs to the counterparty or upon reporting of the electricity generation.

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
Energy systems and product sales
For energy systems sold to customers, revenue is recognized when the energy system passes inspection by the authority having jurisdiction, which inspection generally occurs after installation but prior to PTO, at which time the Company has met the performance obligation in the contract. For energy system sales that include delivery obligations up until interconnection to the local power grid with permission to operate, the Company recognizes revenue at PTO. For sale of energy systems subject to newly originated Customer Agreements to third-party investors, the Company recognizes revenue over time as performance obligations are satisfied, based on the achievement of milestones. Certain energy systems sold to customers include fees for extended warranty and maintenance services. These fees are recognized over the life of the service agreement. The Company’s installation Projects are typically completed in less than twelve months.

Product sales consist of batteries and other solar energy products sold to resellers, roofing repair, and customer leads. Product sales revenue is recognized at the time when control is transferred, upon shipment, or as services are delivered. Customer lead revenue, included in product sales, is recognized at the time the lead is delivered.
Taxes assessed by government authorities that are directly imposed on revenue producing transactions are excluded from energy systems and product sales.
Cost of Revenue
Customer agreements and incentives
Cost of revenue for customer agreements and incentives is primarily comprised of (1) the depreciation of the cost of the energy systems, as reduced by amortization of deferred grants, (2) energy system operations, monitoring and maintenance costs including associated personnel costs, and (3) allocated corporate overhead costs.
Energy systems and product sales
Cost of revenue for energy systems and non-lead generation product sales consist of direct and indirect material and labor costs for energy systems installations and product sales. Also included are engineering and design costs, estimated warranty costs, freight costs, allocated corporate overhead costs, vehicle depreciation costs and personnel costs associated with supply chain, logistics, operations management, safety and quality control. Cost of revenue for lead generations consists of costs related to direct-response advertising activities associated with generating customer leads.
Research and Development Expense
Research and development expenses include personnel costs, allocated overhead costs, and other costs related to the development of the Company’s proprietary technology.

Sunrun Inc.
Notes to Consolidated Financial Statements — Continued
Stock-Based Compensation
The Company grants stock options and restricted stock units (“RSUs”) for its equity incentive plan and employee stock purchase plan. Stock-based compensation to employees is measured based on the grant date fair value of the awards and recognized over the period during which the employee is required to perform services in exchange for the award (generally the vesting period of the award). When determining the grant date fair value of stock-based compensation, the Company utilizes the observable closing share price of its stock on the grant date. The Company considers whether any adjustments are needed to the share price to reflect fair value, including in instances where the observable market price does not reflect certain material non-public information known to the Company, but unavailable to marketplace participants at the time the market price is observed. No such adjustments were made during the years ended December 31, 2025, 2024, and 2023. The Company estimates the fair value of stock options and employee stock purchase plans awards granted using the Black-Scholes option-valuation model. Compensation cost is recognized over the vesting period of the applicable award using the straight-line method for those options expected to vest. For performance-based equity compensation awards, the Company generally recognizes compensation expense for each vesting tranche over the related performance period.
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
Noncontrolling Interests and Redeemable Noncontrolling Interests
Noncontrolling interests represent investors’ interests in the net assets of the Funds that the Company has created to finance the cost of its energy systems subject to the Company’s Customer Agreements. The Company has determined that the contractual provisions in the funding arrangements represent substantive profit sharing arrangements. The Company has further determined that the appropriate methodology for attributing income and loss to the noncontrolling interests and redeemable noncontrolling interests each period is a balance sheet approach referred to as the hypothetical liquidation at book value (“HLBV”) method.
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

Sunrun Inc.
Notes to Consolidated Financial Statements — Continued
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
The Company sells energy systems to the Funds. As the Funds are consolidated by the Company, the gain on the sale of the energy systems is not recognized in the consolidated financial statements. However, this gain is recognized for tax reporting purposes. The Company accounts for the income tax consequences of these intra-entity transfers, both current and deferred, as a component of income tax expense and deferred tax liability, net during the period in which the transfers occur.
The Company accounts for investment tax credits as a reduction of income tax expense in the year in which the credits are recognized (i.e. the flow-through method). The Company enters into ITC transfer agreements with third-party transferees to transfer to such third-parties, for cash, the ITCs generated by certain energy systems that have been or will be placed in service. The Company accounts for its share of ITC transfer proceeds under ASC 740, Income Taxes, as a reduction of income tax expense in the consolidated statement of operations during the year in which the credits are recognized (i.e., the flow-through method) and the tax equity investor’s share is distributed upon receipt.
The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal, state and local jurisdictions, where applicable. The statute of limitations for the tax returns varies by jurisdiction.
Concentrations of Risk
Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash and accounts receivable, which includes rebates receivable. The associated risk of concentration for cash is mitigated by banking with institutions with high credit ratings. At certain times, amounts on deposit exceed Federal Deposit Insurance Corporation insurance limits. The Company does not require collateral or other security to support accounts receivable. To reduce credit risk, management performs periodic credit evaluations and ongoing evaluations of its customers’ financial condition. Rebates receivable are due from various states and local governments as well as various utility companies. The Company considers the collectability risk of such amounts to be low. The Company is not dependent on any single customer. The Company’s customers under Customer Agreements are primarily located in California, Arizona, New Jersey, New York, Maryland, Illinois and Massachusetts. The loss of a customer under a Customer Agreement would not adversely impact the Company’s operating results or financial position. The Company depends on a limited number of suppliers of solar panels and other system components. During the years ended December 31, 2025 and 2024, the solar materials purchases from the top five suppliers were approximately $1.0 billion and $854.9 million, respectively.
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

Sunrun Inc.
Notes to Consolidated Financial Statements — Continued
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
Accounting standards adopted January 1, 2025:
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which expands disclosures in an entity’s income tax rate reconciliation table and regarding cash taxes paid both in the U.S. and foreign jurisdictions. This ASU is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted ASU 2023-09 on a prospective basis during the year ended December 31, 2025.
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
In November 2025, the FASB issued ASU 2025-09, Derivatives and Hedging (Topic 815): Hedge Accounting Improvements. This ASU amends certain aspects of hedge accounting guidance to more closely align hedge accounting with the economics of an entity’s risk management activities in the financial statements. Specifically, this guidance allows entities to apply hedge accounting to a greater number of highly effective

Sunrun Inc.
Notes to Consolidated Financial Statements — Continued
economic hedges in five areas: (i) similar risk assessment for cash flow hedges; (ii) hedging forecasted interest payments on choose-your-rate debt instruments; (iii) cash flow hedges of nonfinancial forecasted transactions; (iv) net written options as hedging instruments; and (v) Foreign-currency-denominated debt instrument as hedging instrument and hedged item (dual hedge). This ASU is effective for fiscal years beginning after December 15, 2026, with early adoption permitted. The Company is currently evaluating this guidance and the impact it may have on its future consolidated financial statements.
In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements. This guidance creates a comprehensive list of interim disclosures required under GAAP and codifies a disclosure principle that requires disclosures at interim periods when an event or change that has a material effect on an entity has occurred since the last annual report. This ASU is effective for fiscal years beginning after December 15, 2027 and interim periods within those fiscal years. The Company is currently evaluating this guidance and the impact it may have on its financial statement disclosures.
In December 2025, the FASB issued ASU 2025-12, Codification Improvements. The FASB issued final guidance to clarify, correct errors in or make other improvements to a variety of topics in the Codification that are intended to make it easier to understand and apply. This ASU is effective for fiscal years beginning after December 15, 2026 and interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating this guidance and the impact it may have on its future consolidated financial statements.
Note 3. Fair Value Measurement
At December 31, 2025 and 2024, the carrying value of receivables, accounts payable, accrued expenses and distributions payable to noncontrolling interests approximates fair value due to their short-term nature and falls under the Level 2 hierarchy. The carrying values and fair values of debt instruments are as follows (in thousands):

	December 31, 2025		December 31, 2024
	Carrying Value	Fair Value	Carrying Value	Fair Value
Recourse debt	$717,529	$919,709	$863,646	$807,801
Senior debt	4,759,238	4,739,577	4,738,594	4,681,858
Subordinated debt	3,279,002	3,220,986	2,667,010	2,539,930
Securitization debt	5,939,802	5,861,033	4,632,242	4,363,326
Total	$14,695,571	$14,741,305	$12,901,492	$12,392,915
At December 31, 2025 and 2024, the fair value of certain recourse debt and certain senior, subordinated and securitization loans approximate their carrying values because their interest rates are variable rates that approximate rates currently available to the Company. At December 31, 2025 and 2024, the fair value of the Company’s other debt instruments are based on rates currently offered for debt with similar maturities and terms. The Company’s fair value of the debt instruments fell under the Level 2 hierarchy. These valuation approaches involve some level of management estimation and judgment, the degree of which is dependent on the price transparency for the instruments or market.
At December 31, 2025 and 2024, financial instruments measured at fair value on a recurring basis, based upon the fair value hierarchy are as follows (in thousands):

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Derivative assets:
Interest rate swaps	$—	$102,346	$—	$102,346
Total	$—	$102,346	$—	$102,346

Derivative liabilities:
Interest rate swaps	$—	$14,860	$—	$14,860
Total	$—	$14,860	$—	$14,860

Sunrun Inc.
Notes to Consolidated Financial Statements — Continued

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Derivative assets:
Interest rate swaps	$—	$171,758	$—	$171,758
Total	$—	$171,758	$—	$171,758

Derivative liabilities:
Interest rate swaps	$—	$7,385	$—	$7,385
Total	$—	$7,385	$—	$7,385
The above balances are recorded in other assets and other liabilities, respectively, in the consolidated balance sheets, except for $9.8 million and $30.6 million as of December 31, 2025 and 2024, respectively, which is recorded in prepaid expenses and other current assets and $6.3 million as of December 31, 2025, which is recorded in accrued expenses and other liabilities.
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

Note 4. Inventories
Inventories consist of the following (in thousands):

	December 31,
	2025	2024
Raw materials	$456,924	$357,870
Work-in-process	44,362	44,213
Total	$501,286	$402,083
The Internal Revenue Service (“IRS”) provided taxpayers a safe harbor opportunity for solar facilities that began construction prior to January 1, 2025 and are placed in service on or after January 1, 2025 to elect the application of the ITC (as defined below) under Section 48(a) of the Code. The Company has sought to avail itself of the safe harbor in order to retain the ability to elect the application of the ITC under Section 48(a) of the Code by incurring certain costs and taking title to equipment in 2024. As of December 31, 2025, and 2024, there was $85.3 million and $349.5 million, respectively, related to the safe harbor program within raw materials.

Note 5. Energy Systems, net
Energy systems, net consists of the following (in thousands):

	December 31,
	2025	2024
Energy system equipment costs	$16,090,654	$14,258,772
Inverters and batteries	3,343,643	2,554,739
Total energy systems	19,434,297	16,813,511
Less: accumulated depreciation and amortization	(3,384,021)	(2,732,888)
Add: construction-in-progress	767,587	951,492
Total energy systems, net	$16,817,863	$15,032,115
All energy systems, including construction-in-progress, have been leased to or are subject to signed Customer Agreements with customers. In accordance with its policy, the Company periodically reviews the

Sunrun Inc.
Notes to Consolidated Financial Statements — Continued
estimated useful lives of its fixed assets on an ongoing basis and recognizes any changes in estimated useful lives by prospectively adjusting depreciation expense. During the three months ended June 30, 2024, the Company completed an assessment of its battery equipment, which included review of an independent engineering report, and determined that the useful life of its batteries was longer than the estimated useful life being used to calculate depreciation. As a result, effective April 1, 2024, the Company changed its estimated useful life to reflect the estimated period these assets will remain in service. The estimated useful life of batteries previously was 10 years and was increased to 15 years. The impact of this change in estimate reduces depreciation expense and was immaterial for the twelve months ended December 31, 2024. For batteries placed in service as of the effective date of April 1, 2024, the impact on depreciation for the year ended December 31, 2024 was approximately $14.0 million. The Company recorded depreciation expense related to energy systems of $677.7 million, $584.6 million and $500.6 million for the years ended December 31, 2025, 2024 and 2023, respectively. The depreciation expense was reduced by the amortization of deferred grants of $9.5 million, $7.8 million and $8.2 million for the years ended December 31, 2025, 2024 and 2023, respectively.
Note 6. Property and Equipment, net
Property and equipment, net consists of the following (in thousands):

	December 31,
	2025	2024
Machinery and equipment	$15,726	$17,375
Leasehold improvements, furniture, and computer hardware	29,009	43,835
Vehicles	137,910	159,736
Computer software	57,048	56,742
Total property and equipment	239,693	277,688
Less: Accumulated depreciation and amortization	(164,001)	(156,449)
Total property and equipment, net	$75,692	$121,239
Depreciation and amortization expense was $38.3 million, $44.1 million and $31.9 million for the years ended December 31, 2025, 2024 and 2023, respectively.
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
The change in the carrying value of goodwill is as follows (in millions):

Balance—December 31, 2023	$3,122
Impairment—December 31, 2024	$(3,122)
Balance—December 31, 2025 and 2024	$—

Note 8. Other Assets
Other assets consist of the following (in thousands):

	December 31,
	2025	2024
Costs to obtain contracts - customer agreements	$2,474,515	$2,084,545
Costs to obtain contracts - incentives	2,481	2,481
Accumulated amortization of costs to obtain contracts	(338,450)	(243,989)
Unbilled receivables	931,535	681,823
Allowance for credit loss on unbilled receivables	(9,767)	(6,928)
Operating lease right-of-use assets	62,839	76,810
Equity investment	81,297	81,297
Other assets	356,474	345,707
Total	$3,560,924	$3,021,746
    The Company recorded amortization of costs to obtain contracts of $95.3 million and $76.2 million for the years ended December 31, 2025 and 2024, respectively, in sales and marketing expense in the consolidated statements of operations.

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
Note 9. Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consist of the following (in thousands):

	December 31,
	2025	2024
Accrued employee compensation	$126,958	$104,747
Operating lease obligations	25,254	28,784
Accrued interest	128,706	115,112
Accrued supplier finance obligations	—	130,238
Other accrued expenses	237,917	164,871
Total	$518,835	$543,752

Note 10. Indebtedness
As of December 31, 2025 and 2024, respectively, debt consisted of the following (in thousands, except percentages):

	December 31, 2025	December 31, 2024	Unused Borrowing Capacity (1)	Weighted Average Interest Rate at December 31, 2025 (2)	Weighted Average Interest Rate at December 31, 2024 (2)	Contractual Interest Rate (3)	Contractual Maturity Date
Recourse debt
Line of credit (4)	$238,323	$384,226	$—	7.20%	8.45%	SOFR +3.25% - 3.75%	March 2028
Convertible Senior Notes due 2026 (5)	5,457	7,687	—	—%	—%	—%	February 2026
Convertible Senior Notes due 2030 (6)	483,185	483,187	—	4.00%	4.00%	4.00%	March 2030
Total recourse debt	726,965	875,100	—
Unamortized debt discount	(9,436)	(11,454)	—
Total recourses debt, net	717,529	863,646	—

Non-recourse debt (7)(12)
Senior revolving and delayed draw loans (8)	2,104,000	2,412,400	39,500	6.51%	7.24%	SOFR +2.35% - 3.10%	February 2028 - March 2030
Senior non-revolving loans (9)	2,661,578	2,325,558	—	6.24%	6.66%	4.66% - 6.93%; SOFR +1.90% - 2.25%	September 2026 - July 2060
Subordinated revolving and delayed draw loans (8)	43,900	20,400	—	12.94%	13.62%	SOFR +9.10%	March 2030
Subordinated loans (10)(11)	3,285,877	2,691,534	—	9.39%	9.36%	7.00% - 10.75%; SOFR +6.50% - 6.90%	April 2027 - January 2042
Securitized loans	6,036,907	4,705,549	—	5.40%	5.08%	2.27% - 6.60%	April 2048 - January 2061
Total non-recourse debt	14,132,262	12,155,441	39,500
Unamortized debt (discount) premium, net	(154,220)	(117,595)	—
Total non-recourse debt, net	13,978,042	12,037,846	39,500
Total debt, net	$14,695,571	$12,901,492	$39,500

(1)Represents the additional amount the Company could borrow, if any, based on the state of its existing assets as of December 31, 2025.
(2)Reflects weighted average contractual, unhedged rates. See Note 11, Derivatives, for hedge rates.
(3)Ranges shown reflect fixed interest rate and rates using SOFR, as applicable.
(4)The working capital facility (the “Facility”) was amended in December 2025 and its total commitment of up to $321.4 million is secured by substantially all of the unencumbered assets of the Company, as well as ownership interests in certain subsidiaries of the Company. Borrowings under the Facility may be designated as Base Rate Loans or Term SOFR Loans, subject to certain terms and conditions under the Credit Agreement. Base Rate Loans accrue interest at a rate per year equal to 2.25% to 2.75% depending on total outstanding balance as a percentage of total commitment plus the highest of (a) the federal funds rate plus 0.50%, (b) the interest rate determined from time to time by the Administrative Agent as its prime rate and notified to the Company, (c) the Adjusted Term SOFR Rate (defined below) for a one-month interest period in effect on such day (or if such day is not a business day, the immediately preceding business day) plus 1.00% and (d) 0.00%. Term SOFR Loans accrue interest at a rate per annum equal to (a) 3.25% to 3.75% depending on total outstanding balance as a percentage of total commitment plus (b) the greater of (i) 0.00% and (ii) the sum of (x) the forward-looking term rate for a period comparable to the applicable available tenor based on SOFR that is published by CME Group Benchmark Administration Ltd or a successor for the applicable interest period and (y) (1) if the applicable interest period is one month, 0.11448%, (2) if the applicable interest period is three months, 0.26161% or (c) if the applicable interest period is six months, 0.42826% (the rate pursuant to clause (b), the “Adjusted Term SOFR Rate”). As part of the December 2025 amendment, the maturity date of this facility was extended to March 1, 2028. The Company is in compliance with its quarter-end liquidity covenant. This facility is subject to various restrictive covenants, such as the completion and presentation of audited consolidated financial statements, maintaining a minimum modified interest coverage ratio, a minimum modified current ratio, a maximum modified leverage ratio, and a minimum unencumbered cash balance, in each case, tested quarterly. The Company was in compliance with all debt covenants as of December 31, 2025.
(5)Convertible senior notes due 2026 (the "2026 Notes") under this category with an outstanding balance of $5.5 million as of December 31, 2025 will not bear regular interest, and the principal amount of the 2026 Notes will not accrete. The 2026 Notes may bear special interest under specified circumstances relating to the Company’s failure to comply with its reporting obligations under the Indenture or if the 2026 Notes are not freely tradeable as required by the indenture. The 2026 Notes will mature on February 1, 2026, unless earlier repurchased by the Company, redeemed by the Company or converted pursuant to their terms. The initial conversion rate of the Notes is 8.4807 shares of the Company’s common stock, par value $0.0001 per share, per $1,000 principal amount of 2026 Notes, which is equivalent to an initial conversion price of approximately $117.91 per share. The conversion rate will be subject to adjustment upon the occurrence of certain specified events but will not be adjusted for any accrued and unpaid special interest. In addition, upon the occurrence of a make-whole fundamental change or an issuance of a notice of redemption, the Company will, in certain circumstances, increase the conversion rate by a number of additional shares for a holder that elects to convert its 2026 Notes in connection with such make-whole fundamental change or notice of redemption. The debt discount recorded on the 2026 Notes is being amortized to interest expense at an effective interest rate of 0.57%. As of December 31, 2025, $7.7 million of the debt discount was amortized to interest expense inception to date. In connection with the offering of the 2026 Notes, the Company entered into privately negotiated capped call transactions (the “2026 Capped Calls”) with certain of the initial purchasers and/or their respective affiliates at a cost of approximately $28.0 million. The 2026 Capped Calls are classified as equity and were recorded to additional paid-in-capital within stockholders’ equity as of March 31, 2021. The 2026 Capped Calls each have an initial strike price of approximately $117.91 per share, subject to certain adjustments, which corresponds to the initial conversion price of the 2026 Notes. The 2026 Capped Calls have initial cap prices of $157.22 per share. The 2026 Capped Calls cover, subject to anti-dilution adjustments, approximately 3.4 million shares of common stock. The 2026 Capped Calls are expected generally to reduce the potential dilution to the common stock upon any conversion of 2026 Notes and/or offset any cash payments the Company is required to make in excess of the principal amount of the 2026 Notes, as the case may be, in the event the market price per share of common stock, as measured under the 2026 Capped Calls, is greater than the strike price of the 2026 Capped Call, with such offset subject to a cap. If, however, the market price per share of the common stock, as measured under the 2026 Capped Calls, exceeds the cap price of the 2026 Capped Calls, there would be dilution and/or there would not be an offset of such potential cash payments, in each case, to the extent that the then-market price per share of the common stock exceeds the cap price. The 2026 Capped Calls expired on January 29, 2026 and the 2026 Notes were repaid on February 2, 2026. None of the conversion criteria has been met as of December 31, 2025. The 2026 Notes outstanding balance is recorded in accrued and other liabilities in the consolidated balance sheet as of December 31, 2025.
(6)Convertible senior notes due 2030 (the "2030 Notes" and, together with the 2026 Notes, the "Notes") under this category with an outstanding balance of $483.2 million as of December 31, 2025 will bear regular interest at 4.00% per annum, and the principal amount of the 2030 Notes will not accrete. The 2030 Notes may bear special interest under specified circumstances relating to the Company’s failure to comply with its reporting obligations under the Indenture or if the 2030 Notes are not freely tradeable as required by the indenture. The 2030 Notes will mature on March 1, 2030, unless repurchased by the Company, redeemed by the Company or converted pursuant to their terms prior to maturity. The initial conversion rate of the 2030 Notes is 61.3704 shares of the Company’s common stock, par value $0.0001 per share, per $1,000 principal amount of 2030 Notes, which is equivalent to an initial conversion price of approximately $16.29 per share. The conversion rate will be subject to adjustment upon the occurrence of certain specified events but will not be adjusted for any accrued and unpaid special interest. In addition, upon the occurrence of a make-whole fundamental change or an issuance of a notice of redemption, the Company will, in certain circumstances, increase the conversion rate by a number of additional shares for a holder that elects to convert its 2030 Notes in connection with such make-whole fundamental change or notice of redemption. The debt discount recorded on the 2030 Notes is being amortized to interest expense at an effective interest rate of 4.51%. As of December 31, 2025, $3.6 million of the debt discount was amortized to interest expense inception to date. In connection with the offering of the 2030 Notes, the Company entered into privately negotiated capped call transactions (the “2030 Capped Calls”) with certain of the initial purchasers and/or their respective affiliates at a cost of approximately $38.4 million. The 2030 Capped Calls are classified as equity and were recorded to additional paid-in-capital within stockholders’ equity as of March 31, 2024. The 2030 Capped Calls each have an initial strike price of approximately $16.29 per share, subject to certain adjustments, which corresponds to the initial conversion price of the 2030 Notes. The 2030 Capped Calls have initial cap prices of $22.37 per share. The 2030 Capped Calls cover, subject to anti-dilution adjustments, approximately 29.7 million shares of common stock. The 2030 Capped Calls are expected generally to reduce the potential dilution to the common stock upon any conversion of 2030 Notes and/or offset any cash payments the Company is required to make in excess of the principal amount of the 2030 Notes, as the case may be, in the event the market price per share of common stock, as measured under the 2030 Capped Calls, is greater than the strike price of the 2030 Capped Call, with such offset subject to a cap. If, however, the market price per share of the common stock, as measured under the 2030 Capped Calls, exceeds the cap price of the 2030 Capped Calls, there would be dilution and/or there would not be an offset of such potential cash payments, in each case, to the extent that the then-market price per share of the common stock exceeds the cap price. The final components of the 2030 Capped Calls are scheduled to expire on February 27, 2030. None of the conversion criteria has been met as of December 31, 2025.
(7)Certain loans under this category are part of project equity transactions.
(8)Pursuant to the terms of the aggregation facilities within this category the Company may draw up to an aggregate principal amount of $2.8 billion in revolver borrowings depending on the available borrowing base at the time.
(9)Loans under this category with a fixed rate had a total outstanding balance of $1.7 billion as of December 31, 2025.
(10)A loan under this category with an outstanding balance of $162.4 million as of December 31, 2025 contains a put option that can be exercised beginning in 2036 that would require the Company to pay off the entire loan on November 30, 2037.
(11)Loans under this category with a floating rate had a total outstanding balance of $680.7 million as of December 31, 2025.

Senior and Subordinated Debt Facilities
Each of the Company's senior and subordinated debt facilities contain customary covenants including the requirement to maintain certain financial measurements and provide lender reporting. Each of the senior and subordinated debt facilities also contain certain provisions in the event of default that entitle lenders to take certain actions including acceleration of amounts due under the facilities and acquisition of membership interests and assets that are pledged to the lenders under the terms of the senior and subordinated debt facilities. The facilities are non-recourse to the Company and are secured by net cash flows from Customer Agreements or inventories less certain operating, maintenance and other expenses that are available to the borrower after distributions to tax equity investors, where applicable. Under the terms of these facilities, the Company's subsidiaries pay interest and principal from the net cash flows available to the subsidiaries. The Company was in compliance with all debt covenants as of December 31, 2025.
Non-Recourse Financings
In connection with each of the Company's non-recourse debt (including securitized loans), assets (consisting of membership interests in project companies that own photovoltaic systems and related Customer Agreements) were contributed by the Company to special purpose subsidiaries of the Company (each a “Non-Recourse Borrower”). Each of such financings contains customary covenants including the requirement to provide reporting to the indenture trustee or collateral agent and, if applicable, ratings agencies. Each of the financings also contains certain provisions which entitle the indenture trustee or collateral agent to take certain actions upon the occurrence of an event of default, including acceleration of amounts due under the facilities and the foreclosure on the assets of the Non-Recourse Borrower that are pledged to the lenders under the terms thereof. The facilities are non-recourse to the Company and are secured by first priority security interests by each Non-Recourse Borrower in favor of the indenture trustee or collateral agent in all of the Non-Recourse Borrower’s assets including the cash flows from Customer Agreements which are available to each Non-Recourse Borrower after giving effect to certain operating, maintenance and other expenses and, where applicable, distributions to tax equity investors. As a result of such security interests, the assets of each Non-Recourse Borrower are not available to the creditors of the Company unless and until distributions from such entities are made to the Company as permitted under the applicable facility documentation. Under the terms of these financings, each Non-Recourse Borrower pays interest and principal from such net cash flows. The Company was in compliance with all debt covenants as of December 31, 2025.
Maturities of Indebtedness
The aggregate future principal payments for debt as of December 31, 2025 are as follows (in thousands):

2026	$294,093
2027	1,401,577
2028	2,543,717
2029	1,353,503
2030	1,869,997
Thereafter	7,396,340
Subtotal	14,859,227
Debt discount, net	(163,656)
Total	$14,695,571

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
The interest rate swaps have been designated as cash flow hedges. The credit risk adjustment associated with these swaps is the risk of non-performance by the counterparties to the contracts. In the quarter ended December 31, 2025, the hedge relationships on the Company’s interest rate swaps have been assessed as highly effective as the quarterly assessment performed determined changes in cash flows of the derivative instruments have been highly effective in offsetting the changes in the cash flows of the hedged items, are expected to be highly effective in the future and the critical terms of the interest rate swaps match the critical terms of the underlying forecasted hedged transactions. Accordingly, changes in the fair value of these derivatives are recorded as a component of accumulated other comprehensive income, net of income taxes. Changes in the fair value of these derivatives are subsequently reclassified into earnings, and are included in interest expense, net in the Company’s statements of operations, in the period that the hedged forecasted transactions affect earnings. To the extent that the hedge relationships are not effective, changes in the fair value of these derivatives are recorded in other expense (income), net in the Company's statements of operations on a prospective basis.
The Company’s master netting and other similar arrangements allow net settlements under certain conditions. When those conditions are met, the Company presents derivatives at net fair value. As of December 31, 2025, the information related to these offsetting arrangements were as follows (in thousands):

Instrument Description	Gross Amounts of Recognized Assets / Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets / Liabilities Included in the Consolidated Balance Sheet	Notional Amount (1) (2)
Assets:
Derivatives designated as hedging instruments	$78,223	$—	$78,223	$988,447
Derivatives not designated as hedging instruments	24,123	(7,210)	16,913	1,771,893
Total derivative assets	102,346	(7,210)	95,136	2,760,340

Liabilities:
Derivatives designated as hedging instruments	(449)	—	(449)	—
Derivatives not designated as hedging instruments	(14,411)	7,210	(7,201)	800,058
Total derivative liabilities	(14,860)	7,210	(7,650)	800,058
Total derivative assets & liabilities	$87,486	$—	$87,486	$3,560,398

(1)Comprised of 58 interest rate swaps which effectively fix the SOFR portion of interest rates on outstanding balances of certain loans under the senior section of the debt footnote table (see Note 10, Indebtedness) at 0.31% to 4.15% per annum. These swaps mature from August 13, 2027 to January 31, 2044.

(2)Comprised of 13 interest rate swaptions which effectively fix the SOFR portion of interest rates on future outstanding balances of certain loans under the senior revolving section of the debt footnote table (see Note 10, Indebtedness) at 3.77% to 4.09% per annum. These swaptions expire from January 7, 2026 to March 4, 2026 with potential underlying swaps maturing on January 31, 2043 to January 31, 2044.

As of December 31, 2024, the information related to these offsetting arrangements were as follows (in thousands):

Instrument Description	Gross Amounts of Recognized Assets / Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets / Liabilities Included in the Consolidated Balance Sheet	Notional Amount
Assets:
Derivatives designated as hedging instruments	$117,793	$—	$117,793	$1,382,188
Derivatives not designated as hedging instruments	53,965	(7,252)	46,713	2,118,393
Total derivative assets	171,758	(7,252)	164,506	3,500,581

Liabilities:
Derivatives designated as hedging instruments	—	—	—	—
Derivatives not designated as hedging instruments	(7,385)	7,252	(133)	653,365
Total derivative liabilities	(7,385)	7,252	(133)	653,365
Total derivative assets & liabilities	$164,373	$—	$164,373	$4,153,946
The losses (gains) on derivatives designated as cash flow hedges recognized into OCI, before tax effect, consisted of the following (in thousands):

	Year Ended December 31,
	2025	2024	2023
Derivatives designated as cash flow hedges:
Interest rate swaps	$12,462	$(75,396)	$(23,787)

The (gains) losses on derivatives financial instruments recognized into the consolidated statements of operations, before tax effect, consisted of the following (in thousands):

	Year Ended December 31,
	2025		2024		2023
	Interest expense, net	Other income, net	Interest expense, net	Other expense, net	Interest expense, net	Other income, net
Derivatives designated as cash flow hedges:
Interest rate swaps
Gains reclassified from AOCI into income	$(17,458)	$—	$(35,237)	$—	$(36,755)	$—
Derivatives not designated as cash flow hedges:
Interest rate swaps
Losses (gains) recognized into income	—	49,829	—	(121,665)	—	661
Total (gains) losses	$(17,458)	$49,829	$(35,237)	$(121,665)	$(36,755)	$661
All amounts in Accumulated other comprehensive (loss) income ("AOCI") in the consolidated statements of redeemable noncontrolling interests and equity relate to derivatives, refer to the consolidated statements of comprehensive loss. The net (losses) gains on derivatives includes the tax effect of $6.2 million, $8.0 million and $0.5 million for the twelve months ended December 31, 2025, 2024 and 2023, respectively.
During the next 12 months, the Company expects to reclassify $7.5 million of net gains on derivative instruments from accumulated other comprehensive income to earnings. There were forty-six undesignated derivative instruments recorded by the Company as of December 31, 2025.

Note 12. VIE Arrangements
The Company consolidated various VIEs at December 31, 2025 and 2024. The carrying amounts and classification of the VIEs’ assets and liabilities included in the consolidated balance sheets are as follows (in thousands):

	December 31,
	2025	2024
Assets
Current assets
Cash	$539,440	$420,756
Restricted cash	59,010	57,892
Accounts receivable, net	118,907	92,259
Inventories	180,841	62,581
Prepaid expenses and other current assets	64,588	7,616
Total current assets	962,786	641,104
Energy systems, net	13,777,190	12,062,819
Other assets	853,713	586,293
Total assets	$15,593,689	$13,290,216
Liabilities
Current liabilities
Accounts payable	$5,125	$5,400
Distributions payable to noncontrolling interests and redeemable noncontrolling interests	47,073	41,465
Accrued expenses and other liabilities	110,390	42,997
Deferred revenue, current portion	77,663	62,278
Non-recourse debt, current portion	54,129	60,292
Total current liabilities	294,380	212,432
Deferred revenue, net of current portion	947,578	764,576
Non-recourse debt, net of current portion	1,380,406	1,347,492
Other liabilities	20,765	18,540
Total liabilities	$2,643,129	$2,343,040

Note 13. Redeemable Noncontrolling Interests
During certain specified periods of time (the “Early Exit Periods”), noncontrolling interests in certain funding arrangements have the right to put all of their membership interests to the Company (the “Put Provisions”). During a specific period of time (the “Call Periods”), the Company has the right to call all membership units of the related redeemable noncontrolling interests.

Note 14. Stockholders’ Equity
Convertible Preferred Stock
The Company did not have any convertible preferred stock issued and outstanding as of December 31, 2025 and 2024.
The Company did not declare or pay any dividends in 2025, 2024 or 2023.
Common Stock

Sunrun Inc.
Notes to Consolidated Financial Statements — Continued
The Company has reserved sufficient shares of common stock for issuance upon the exercise of stock options and the exercise of warrants. Common stockholders are entitled to dividends if and when declared by the board of directors, subject to the prior rights of the preferred stockholders. As of December 31, 2025, no common stock dividends had been declared by the board of directors.
The Company has reserved shares of common stock for issuance as follows (in thousands):

	December 31,
	2025	2024
Stock plans
Shares available for grant
2015 Equity Incentive Plan	—	15,595
2015 Employee Stock Purchase Plan	5,179	6,868
2015 Amended and Restated Equity Incentive Plan	37,963	—
Options outstanding	3,083	3,507
Restricted stock units outstanding	17,299	12,375
Total	63,524	38,345
Note 15. Stock-Based Compensation
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

Sunrun Inc.
Notes to Consolidated Financial Statements — Continued
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
2015 Amended and Restated Equity Incentive Plan
In June 2025, the Company's stockholders approved the Amended and Restated 2015 Equity Incentive Plan (the "A&R 2015 Plan"), which amended and restated the Company's existing 2015 Equity Incentive Plan. The A&R 2015 Plan is a stockholder-approved plan that provides for equity-based awards, including incentive stock options, nonstatutory stock options, restricted stock, restricted stock units, stock appreciation rights, performance units and performance shares, to employees, directors and consultants. As of the effective date, the maximum aggregate number of shares of common stock authorized for issuance under the A&R 2015 Plan was 38,223,498 shares. The A&R 2015 Plan is administered by the Sunrun Board or a designated committee thereof.
Stock Options
The following table summarizes the activity for all stock options under all of the Company’s equity incentive plans for the years ended December 31, 2025 and 2024 (shares and aggregate intrinsic value in thousands):

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2023	4,243	$17.19	4.85	$31,762
Granted	—	—
Exercised	(669)	6.55
Canceled	(67)	25.76
Outstanding at December 31, 2024	3,507	19.05	4.54	3,882
Granted	—	—
Exercised	(362)	6.85
Canceled	(62)	17.23
Outstanding at December 31, 2025	3,083	$20.52	3.92	$15,626
Options vested and exercisable at December 31, 2025	3,028	$20.38	3.88	$15,626
Options vested and expected to vest at December 31, 2025	3,083	$20.52	3.92	$15,626
There were no stock options granted during the years ended December 31, 2025, 2024 and 2023. The total intrinsic value of the options exercised during the year ended December 31, 2025, 2024 and 2023 was $3.9 million, $4.5 million and $10.3 million, respectively. The aggregate intrinsic value is the difference of the current fair value of the stock and the exercise price for in-the-money stock options. The total fair value of options vested during the year ended December 31, 2025, 2024 and 2023 was $4.3 million, $6.5 million and $11.8 million, respectively.
The Company estimates the fair value of stock-based awards on their grant date using the Black-Scholes option-pricing model. The Company estimates the fair value using a single-option approach and amortizes the fair value on a straight-line basis for options expected to vest. All options are amortized over the requisite service periods of the awards, which are generally the vesting periods.

Sunrun Inc.
Notes to Consolidated Financial Statements — Continued
Restricted Stock Units
The following table summarizes the activity for all RSUs under all of the Company’s equity incentive plans for the years ended December 31, 2025 and 2024 (shares in thousands):

	Shares	Weighted Average Grant Date Fair Value
Unvested balance at December 31, 2023	8,449	$22.16
Granted	9,447	13.88
Issued	(4,079)	22.03
Canceled / forfeited	(1,442)	18.29
Unvested balance at December 31, 2024	12,375	16.29
Granted	12,753	6.85
Issued	(5,901)	15.48
Canceled / forfeited	(1,928)	11.64
Unvested balance at December 31, 2025	17,299	$10.34
Employee Stock Purchase Plan
Under the Company's 2015 Employee Stock Purchase Plan (“ESPP”) (as amended in May 2017), eligible employees are offered shares bi-annually through a 24-month offering period which encompasses four six-month purchase periods. Each purchase period begins on the first trading day on or after May 15 and November 15 of each year. Employees may purchase a limited number of shares of the Company’s common stock via regular payroll deductions at a discount of 15% of the lower of the fair market value of the Company’s common stock on the first trading date of each offering period or on the exercise date. Employees may deduct up to 15% of payroll, with a cap of $25,000 of fair market value of shares in any calendar year and 10,000 shares per employee per purchase period. Under the ESPP, 1,000,000 shares of the Company’s common stock have been reserved for issuance to eligible employees. The ESPP provides for an automatic increase of the number of shares available for issuance under the ESPP on the first day of each fiscal year beginning on January 1, 2016, equal to the least of 5 million shares, 2% of the outstanding shares of the Company’s common stock on the last day of the immediately preceding fiscal year, or such other amount as may be determined by the Board of Directors. In 2024 and 2025, the Board of Directors did not authorize any additional shares reserved for issuance under the ESPP.
Stock-Based Compensation Expense
The Company recognized stock-based compensation expense, including ESPP expenses, in the consolidated statements of operations as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Cost of customer agreements and incentives	$9,034	$8,538	$8,772
Cost of energy systems and product sales	2,550	1,999	5,267
Sales and marketing	44,911	50,741	59,026
Research and development	4,418	9,961	1,739
General and administration	47,039	41,586	36,977
Total	$107,952	$112,825	$111,781
During the years ended December 31, 2025 and 2024, stock-based compensation expense capitalized to the Company’s consolidated balance sheet was $9.0 million and $9.9 million, respectively. As of December 31, 2025 and 2024, total unrecognized compensation cost related to outstanding stock options and RSUs was $111.3 million and $150.6 million, respectively, which are expected to be recognized over a weighted-average period of 2.4 years.

Sunrun Inc.
Notes to Consolidated Financial Statements — Continued
401(k) Plans
    The Sunrun 401(k) Plan and the Vivint Solar 401(k) Plan are deferred salary arrangements under Section 401(k) of the Internal Revenue Code. Under both the Sunrun and Vivint Solar 401(k) Plans, participating U.S. employees may defer a portion of their pre-tax earnings, up to the IRS annual contribution limit ($23,500 for calendar year 2025). Under the Sunrun 401(k) Plan, the Company matches 100% of the first 1% and 50% of the next 6% of each employee's contributions. Under the Vivint Solar 401(k) Plan, the Company matches 33% of each employee's contributions up to a maximum of 6% of the employee’s eligible earnings. The Company recognized expense of $20.4 million, $21.1 million and $22.7 million in the years ended December 31, 2025, 2024 and 2023, respectively.

Note 16. Income Taxes

Adoption of ASU 2023-09

In December 2023, the Financial Accounting Standard’s Board (“FASB”) issued Accounting Standards Update 2023-09 (“ASU 2023-09”), Improvements to Income Tax Disclosures. The standard requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. The Company adopted ASU 2023-09 on a prospective basis during the year ended December 31, 2025.

The following table presents the domestic and foreign loss before income taxes for the period ended December 31, 2025 (in thousands):

Loss before income taxes – Domestic	$988,121
Loss before income taxes – Foreign	188,203
Total Loss before income taxes	$1,176,324

The following table presents the loss (income) before income taxes for the periods presented (in thousands):

	For the Year Ended December 31,
	2025	2024	2023
Loss (income) attributable to common stockholders	$(282,729)	$2,872,984	$1,617,188
Loss attributable to noncontrolling interest and redeemable noncontrolling interests	1,459,053	1,509,050	1,078,344
Loss before income taxes	$1,176,324	$4,382,034	$2,695,532

Sunrun Inc.
Notes to Consolidated Financial Statements — Continued
The income tax (benefit) provision consists of the following (in thousands):

	For the Year Ended December 31,
	2025	2024	2023
Current
Federal	$—	$—	$—
State	—	—	—
Foreign	—	—	—
Total current (benefit) expense	—	—	—
Deferred
Federal	(170,701)	(25,833)	(23,583)
State	294	(984)	10,892
Foreign	3,189	—	—
Total deferred (benefit) provision	(167,218)	(26,817)	(12,691)
Total	$(167,218)	$(26,817)	$(12,691)
The following table represents a reconciliation of the statutory federal rate and the Company’s effective tax rate for the periods presented:

	For the Year Ended December 31,
	2024	2023
Tax provision (benefit) at federal statutory rate	(21.00)%	(21.00)%
State income taxes, net of federal benefit	0.06	(1.11)
Foreign provision, net of federal benefit	(0.71)	—
Effect of noncontrolling and redeemable noncontrolling interests	7.23	8.40
Stock-based compensation	0.27	0.46
Tax credits	(1.78)	(0.63)
Effect of valuation allowance	(0.16)	4.06
Goodwill impairment	14.96	9.02
Other	0.52	0.33
Total	(0.61)%	(0.47)%

Sunrun Inc.
Notes to Consolidated Financial Statements — Continued
The following table represents a reconciliation of the statutory federal rate and the Company’s effective tax rate for the periods presented (following the adoption of ASU 2023-09):

	For the Year Ended December 31, 2025
	Amount (in Thousands)	Percent
U.S. federal statutory tax rate	$(247,028)	21.00%
State and local income taxes, net of federal income tax effect[1]	5,154	(0.44)
Change in state valuation allowances	(4,860)	0.41
Foreign tax effects
Puerto Rico	(42,216)	3.59
Change in foreign valuation allowances	45,405	(3.85)
Effect of changes in tax laws or rates enacted in the current period	—	—
Tax credits
Energy-related tax credits	(229,934)	19.55
Changes in valuation allowances	(18,009)	1.53
Nontaxable or nondeductible Items
Stock-based compensation	12,567	(1.07)
Other	968	(0.08)
Other adjustments
Noncontrolling interest allocation	306,401	(26.05)
Other	4,334	(0.37)
Effective tax rate	$(167,218)	14.22%

(1)    State taxes in California made up the majority (greater than 50 percent) of the tax effect in this category.

The Company paid an immaterial amount of federal, state and foreign income taxes during 2025.

Sunrun Inc.
Notes to Consolidated Financial Statements — Continued
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The following table represents the components of the Company’s deferred tax assets and liabilities for the periods presented (in thousands):

	December 31,
	2025	2024
Deferred tax assets
Accruals and prepaids	$57,783	$48,019
Deferred revenue	157,317	149,928
Net operating loss carryforwards	1,005,094	835,420
Stock-based compensation	13,639	16,962
Investment tax and other credits	167,137	168,623
Interest expense	257,090	188,016
UNICAP costs	98,285	73,180
Total deferred tax assets	1,756,345	1,480,148
Less: Valuation allowance	(189,335)	(165,000)
Gross deferred tax assets	1,567,010	1,315,148
Deferred tax liabilities
Interest rate derivatives	19,128	27,134
Capitalized costs to obtain a contract	562,715	486,978
Fixed asset depreciation and amortization	703,163	696,755
Deferred tax on investment in partnerships	445,180	242,221
Gross deferred tax liabilities	1,730,186	1,453,088
Net deferred tax liabilities	$(163,176)	$(137,940)
The Company accounts for investment tax credits as a reduction of income tax expense in the year in which the credits arise (i.e. the flow-through method). As of December 31, 2025, the Company has an investment tax credit carryforward of approximately $109.1 million which begins to expire in the year 2033, and $1.1 million of other state tax credits which begin to expire in the year 2029. As of December 31, 2024, the Company has an investment tax credit carryforward of approximately $109.3 million and California enterprise zone credits of approximately $0.5 million.

The Company enters into investment tax credit (each, an "ITC" and collectively, the "ITCs") transfer agreements with third-party transferees to transfer to such third-parties, for cash, the ITCs generated by certain energy systems that have been or will be placed in service. The Company accounts for its share of ITC transfer proceeds under ASC 740, Income Taxes, as a reduction of income tax expense in the consolidated statement of operations during the year in which the credits arise (i.e., the flow-through method) and the tax equity investor’s share is distributed upon receipt. During the 12 months ended December 31, 2025 and December 31, 2024, the Company recognized income tax benefit to the Company of $196.6 million and $70.0 million, respectively, from such transfers.
Generally, utilization of the net operating loss carryforwards and credits may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code (IRC) of 1986, as amended and similar state provisions. The Company performed an analysis to determine whether an ownership change under IRC section 382 had occurred and determined that no ownership changes were identified as of December 31, 2025.
As of December 31, 2025, the Company had approximately $7.1 million of federal and $7.1 million of state capital loss carryforwards. The Company believes its capital loss carryforwards are not likely to be realized.
Valuation allowances are provided against deferred tax assets to the extent that it is more likely than not that the deferred tax asset will not be realized. The Company’s management considers all available positive and negative evidence including its history of operating income or losses, future reversals of existing taxable temporary difference, taxable income in carryback years and tax-planning strategies. The Company has concluded that it is more likely than not that the benefit from certain federal, state, and foreign tax credits and net operating loss

Sunrun Inc.
Notes to Consolidated Financial Statements — Continued
carryforwards will not be realized. In recognition of this risk, the Company has provided a valuation allowance of $189.3 million on certain deferred tax assets, including those relating to federal, state, and foreign tax credits and net operating loss carryforwards, which is an increase of $24.3 million in 2025.
The Company sells energy systems to investment Funds. As the investment Funds are consolidated by the Company, the gain on the sale of the assets has been eliminated in the consolidated financial statements. However, this gain is recognized for tax reporting purposes. The Company accounts for the income tax consequences of these intra-entity transfers, both current and deferred, as a component of income tax expense and deferred tax liability, net during the period in which the transfers occur.
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
The following table summarizes the tax years that remain open and subject to examination by the tax authorities in the most significant jurisdictions in which the Company operates:

Tax Years
U.S. Federal	2022 - 2025
State	2021 - 2025
Foreign	2021 - 2025
Net Operating Loss Carryforwards
As a result of the Company’s net operating loss carryforwards as of December 31, 2025, the Company does not expect to pay income tax, including in connection with its income tax provision for the year ended December 31, 2025. As of December 31, 2025, the Company had net operating loss carryforwards for federal, state, and foreign income tax purposes of approximately $720.7 million, $3.5 billion, and $1.3 billion, respectively, which will begin to expire in 2028 for federal purposes, in 2026 for state purposes, and in 2031 for foreign purposes. In addition, federal and certain state net operating loss carryforwards generated in tax years beginning after December 31, 2017 total $2.6 billion and $371.4 million, respectively, and have indefinite carryover periods and do not expire.
Note 17. Commitments and Contingencies
Letters of Credit
As of December 31, 2025 and 2024, the Company had $23.0 million and $47.3 million, respectively, of unused letters of credit outstanding, which each carry fees of 0.50% - 3.75% per annum and 0.50% - 3.25% per annum, respectively.

Sunrun Inc.
Notes to Consolidated Financial Statements — Continued
Guarantees
Certain tax equity funds and debt facilities require the Company to maintain an aggregate amount of $35.0 million of unencumbered cash and cash equivalents at the end of each month.
Operating and Finance Leases
The Company leases real estate under non-cancellable operating leases and equipment under finance leases.
The components of lease expense were as follows (in thousands):

	For the Year Ended December 31,
	2025	2024	2023
Finance lease cost:
Amortization of right-of-use assets	$27,072	$29,332	$18,827
Interest on lease liabilities	4,545	5,704	3,291
Operating lease cost	29,308	31,742	34,937
Short-term lease cost	1,933	2,857	2,025
Variable lease cost	14,075	9,828	11,516
Sublease income	(2,222)	(3,132)	(4,667)
Total lease cost	$74,711	$76,331	$65,929
Other information related to leases was as follows (in thousands):

	For the Year Ended December 31,
	2025	2024	2023
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$31,849	$35,473	$39,157
Operating cash flows from finance leases	4,352	5,588	2,952
Financing cash flows from finance leases	25,185	27,240	23,279
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	14,938	14,461	21,417
Finance leases	3,058	36,991	87,726
Weighted average remaining lease term (years):
Operating leases	4.26	4.56	4.92
Finance leases	2.59	3.48	4.07
Weighted average discount rate:
Operating leases	5.6%	5.3%	4.4%
Finance leases	5.9%	5.9%	5.6%
Future minimum lease commitments under non-cancellable leases as of December 31, 2025 were as follows (in thousands):

Sunrun Inc.
Notes to Consolidated Financial Statements — Continued

	Operating Leases	Sublease Income	Net Operating Leases	Finance leases
2026	$28,951	$2,594	$26,357	$27,365
2027	19,450	1,729	17,721	23,956
2028	12,686	837	11,849	13,066
2029	11,367	—	11,367	1,628
2030	10,287	—	10,287	98
Thereafter	7,138	—	7,138	—
Total future lease payments	89,879	5,160	84,719	66,113
Less: Amount representing interest	(9,993)	—	(9,993)	(4,648)
Present value of future payments	79,886	5,160	74,726	61,465
Less: Amount for tenant incentives	—	—	—	—
Revised Present value of future payments	79,886	5,160	74,726	61,465
Less: Current portion	(25,254)	(2,594)	(22,660)	(24,557)
Long term portion	$54,632	$2,566	$52,066	$36,908
Purchase Commitment
    The Company has several purchase commitments, which have the ability to be canceled without significant penalties, with multiple suppliers to purchase $317.6 million of batteries by the end of the third quarter of 2026 and to purchase $1.7 billion of photovoltaic modules, inverters and batteries between fiscal 2026 and fiscal 2029.
Warranty Accrual
The Company accrues warranty costs as revenue is recognized for energy systems sales, based on the estimated future costs of meeting its warranty obligations. Warranty costs primarily consist of replacement costs for supplies and labor costs for service personnel since warranties for equipment and materials are covered by the original manufacturer’s warranty (other than a small deductible in certain cases). As such, the warranty reserve is immaterial in all periods presented. The Company makes and revises these estimates based on the number of energy systems under warranty, the Company’s historical experience with warranty claims, assumptions on warranty claims to occur over a systems’ warranty period and the Company’s estimated replacement costs. A warranty is provided for energy systems sold. However, for the energy systems under Customer Agreements, the Company does not accrue a warranty liability because those systems are owned by consolidated subsidiaries of the Company. Instead, any repair costs on those energy systems are expensed when they are incurred as a component of customer agreements and incentives costs of revenue.
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

Sunrun Inc.
Notes to Consolidated Financial Statements — Continued
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

Note 18. Net Income (Loss) per Share
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

Sunrun Inc.
Notes to Consolidated Financial Statements — Continued
The computation of the Company’s basic and diluted net income (loss) per share is as follows (in thousands, except per share amounts):

	Years Ended December 31,
	2025	2024	2023
Numerator:
Net income (loss) attributable to common stockholders	$449,947	$(2,846,167)	$(1,604,497)
Debt discount amortization	2,303	—	—
Net income (loss) available to common stockholders	$452,250	$(2,846,167)	$(1,604,497)
Denominator:
Weighted average shares used to compute net income (loss) per share attributable to common stockholders, basic	229,809	222,215	216,642
Weighted average effect of potentially dilutive shares to purchase common stock	34,656	—	—
Weighted average shares used to compute net income (loss) per share attributable to common stockholders, diluted	264,465	222,215	216,642
Net income (loss) per share attributable to common stockholders
Basic	$1.96	$(12.81)	$(7.41)
Diluted	$1.71	$(12.81)	$(7.41)
The following shares were excluded from the computation of diluted net income (loss) per share as the impact of including those shares would be anti-dilutive (in thousands):

	Year Ended December 31,
	2025	2024	2023
Outstanding stock options	1,927	1,805	1,674
Unvested restricted stock units	6,734	7,534	7,398
Convertible Senior Notes (if converted)	—	11,232	2,544
Total	8,661	20,571	11,616

Sunrun Inc.
Notes to Consolidated Financial Statements — Continued
Note 19. Related Party Transactions
Advances Receivable—Related Party
Net amounts due from direct-sales professionals were $8.6 million and $14.3 million as of December 31, 2025 and 2024, respectively. The Company provided a reserve of $2.6 million and $2.8 million as of December 31, 2025 and 2024, respectively, related to advances to direct-sales professionals who have terminated their employment agreement with the Company.

Note 20. Subsequent Events
In February 2026, the Company amended the senior secured credit facility of one of its subsidiaries to, among other things, increase the total commitments from $2.63 billion to $2.7 billion and extend the maturity date from February 2028 to February 2030. For additional details, see the description of "Senior Secured Credit Facility" in Item 9B. Other Information.

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
In connection with that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective and designed to provide reasonable assurance that the information required to be disclosed is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms as of December 31, 2025. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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
Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2025 and has concluded that such internal control over financial reporting is effective.
The effectiveness of our internal control over financial reporting as of December 31, 2025 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in its report which is included in Item 8 of this Annual Report on Form 10-K.

Item 9B. Other Information.
On February 25, 2026, a wholly owned subsidiary of the Company entered into an amendment (the “Amendment”) to a syndicated, senior secured credit facility originally entered into with various lenders on April 20, 2021, which has previously been amended nine times (as amended, the “Credit Facility”). Prior to the Amendment, the Credit Facility had commitments of $2.63 billion and matured on February 16, 2028. Prior to and after the Amendment, the Credit Facility is non-recourse to the Company and is secured by net cash flows from power purchase agreements and leases available to the subsidiary borrower after distributions to tax equity investors and payment of certain operating, maintenance and other expenses. After giving effect to the Amendment, the Credit Facility will also be secured by net cash flows available to borrower from distributions received by the borrower from the sale of tax credits.
The Amendment amends certain terms of the Credit Facility, including:
•extending the maturity date to February 26, 2030;
•increasing total loan commitments available by $70.0 million, bringing the total commitments to $2.7 billion.
*the inclusion in the borrowing base of a percentage of certain proceeds expected to be received by subsidiaries of, and distributed to, the borrower from the sale of investment tax credits.
The foregoing description of the Amendment is qualified in its entirety by reference to the full text of the Amendment, a copy of which is filed as an exhibit to this Annual Report on Form 10-K for the year ended December 31, 2025.

Rule 10b5-1 Disclosure

During our last fiscal quarter, certain of our directors and officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated the contracts, instructions or written plans for the purchase or sale of our securities as noted below.

On December 12, 2025, Paul Dickson, our President and Chief Revenue Officer, adopted a trading plan for the sale of the Company's common stock that is intended to satisfy the affirmative defense of Rule 10b5-1(c). The trading plan is set to expire on February 16, 2027, and provides for the sale of up to 195,095 shares of common stock, subject to the Company's stock price reaching certain price thresholds.

On December 4, 2025, Mary Powell, our Chief Executive Officer, adopted a trading plan for the sale of the Company's common stock that is intended to satisfy the affirmative defense of Rule 10b5-1(c). The trading plan is set to expire on March 1, 2027, and provides for the sale of up to 68,000 shares of common stock, subject to the Company's stock price reaching certain price thresholds.

On December 5, 2025, Jeanna Steele, our Chief Legal Officer and Chief People Officer, adopted a trading plan for the sale of the Company's common stock that is intended to satisfy the affirmative defense of Rule 10b5-1(c). The trading plan is set to expire on April 5, 2027, and provides for the sale of up to 130,958 shares of common stock, subject to the Company's stock price reaching certain price thresholds.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not Applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
The information required by this Item 10 of Form 10-K will be set forth in our proxy statement to be filed with the SEC in connection with the solicitation of proxies for our 2026 Annual Meeting of Stockholders (“Proxy Statement”) under the section titled “Directors, Executive Officers and Corporate Governance” and is incorporated herein by reference. The Proxy Statement will be filed with the SEC within 120 days after the year-end of the fiscal year which this report relates.
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
(3)Exhibits
The exhibits listed in the accompanying “Exhibit Index” are filed or incorporated by reference as part of this Annual Report on Form 10-K.

EXHIBIT INDEX

Exhibit		Incorporated by Reference				Filed Herewith
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
3.1	Restated Certificate of Incorporation of Sunrun Inc.	8-K	001-37511	3.3	6/7/2023
3.2	Bylaws of Sunrun Inc., Amended and Restated as of June 2, 2023	8-K	001-37511	3.4	6/7/2023
4.1	Form of common stock certificate of the Registrant	S-1	333-205217	4.1	6/25/2015
4.2	Form of Stock Issuance Agreement	S-1/A	333-205217	4.4	7/22/2015
4.3	Indenture, dated January 28, 2021, between Sunrun Inc. and Wells Fargo Bank, National Association	8-K	001-37511	4.1	1/28/2021
4.4	Form of 0% Convertible Senior Note due 2026	8-K	001-37511	4.1	1/28/2021
4.5	Indenture, dated February 27, 2024, between Sunrun Inc. and Computershare Trust Company, National Association	8-K	001-37511	4.1	2/27/2024
4.6	Form of 4% Convertible Senior Note due 2030	8-K	001-37511	4.1	2/27/2024
4.7	Description of Capital Stock	10-K	001-37511	4.5	2/17/2022
10.1+	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers	S-1	333-205217	10.1	6/25/2015
10.2+	Sunrun Inc. Amended and Restated 2015 Equity Incentive Plan and related form agreements	10-Q	001-37511	10.1	11/6/2025
10.3+	Sunrun Inc. Amended and Restated 2015 Employee Stock Purchase Plan and related form agreements	10-Q	001-37511	10.1	8/9/2018
10.4+	Sunrun-VSI 2014 Equity Incentive Plan, and the forms thereunder	10-Q	001-37511	10.1	8/5/2021
10.5+	Key Employee Change in Control and Severance Plan and Summary Plan Description	10-Q	001-37511	10.1	11/7/2018
10.6+	Amended and Restated Confirmatory Employment Letter by and between Edward Fenster and Sunrun, Inc., dated February 22, 2023	8-K	001-37511	10.1	2/22/2023
10.7+	Amended and Restated Confirmatory Employment Letter by and between Lynn Jurich and Sunrun, Inc., dated February 22, 2023	8-K	001-37511	10.2	2/22/2023
10.8+	Executive Employment Agreement between Sunrun Inc. and Jeanna Steele, dated November 30, 2021	10-K	001-37511	10.20	2/17/2022
10.9+	Employment Agreement between Sunrun Inc. and Paul Dickson, dated December 3, 2021	10-K	001-37511	10.21	2/17/2022
10.10+	Employment Agreement by and between Danny Abajian and Sunrun Inc., dated April 28, 2022	8-K	001-37511	10.1	5/4/2022
10.11+	Amended and Restated Non-Employee Director Pay Policy, Amended July 28, 2023	10-K	001-37511	10.21	2/21/2024

Exhibit		Incorporated by Reference				Filed Herewith
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.12	Purchase Agreement, dated January 25, 2021, by and among Sunrun Inc. Credit Suisse Securities (USA) LLC and Morgan Stanley & Co. LLC, as representatives of the several initial purchasers named in Schedule I thereto	8-K	001-37511	10.1	1/28/2021
10.13	Form of Capped Call Confirmation for 0% Convertible Senior Note due 2026	8-K	001-37511	10.2	1/28/2021
10.14+	Employment Agreement between Sunrun Inc. and Mary Powell, dated August 31, 2021	8-K	001-37511	10.2	8/5/2021
10.15¥
Credit Agreement, dated as of April 20, 2021, by and among Sunrun Luna Portfolio 2021, LLC, as Borrower, Atlas Securitized Products Holdings, L.P., as Administrative Agent, Computershare Trust Company, National Association, as Collateral Agent and Paying Agent, and the Lenders and Funding Agents party thereto from time to time, as amended by the Amendment to the Credit Agreement, dated as of May 5, 2021, the Second Amendment to Credit Agreement, dated as of October 8, 2021, the Third Amendment to Credit Agreement, dated as of March 23, 2022, the Fourth Amendment to Credit Agreement and First Amendment to Amended and Restated Custodial Agreement, dated as of May 10, 2023, the Fifth Amendment to Credit Agreement and First Amendment to Transaction Management Agreement, dated as of December 27, 2023, the Sixth Amendment to the Credit Agreement, dated as of February 16, 2024, the Seventh Amendment to Credit Agreement, dated as of July 31, 2024, the Eighth Amendment to Credit Agreement and Omnibus Amendment to Transaction Documents, dated as of October 2, 2024, the Ninth Amendment to Credit Agreement, dated as of January 3, 2025, and the Tenth Amendment to Credit Agreement, dated as of February 26, 2026.
						X
10.16¥
Credit Agreement, dated as of January 24, 2022, by and among the Company, KeyBank National Association, as administrative agent, Silicon Valley Bank, a division of First-Citizens Bank & Trust Company, as collateral agent, and each of the guarantors, lenders and arrangers identified on the signature pages thereto, and as amended by Amendment No. 1 to the Credit Agreement, dated as of March 8, 2022, as further amended by Amendment No. 2 to the Credit Agreement, dated as of November 2, 2022, as further amended by Amendment No. 3 to the Credit Agreement, dated as of February 20, 2024, and as further amended by Amendment No. 4 to the Credit Agreement, dated as December 31, 2025.
		8-K	001-37511	10.1	1/6/2026
10.17	Purchase Agreement, dated February 22, 2024, by and among Sunrun Inc., Goldman Sachs & Co. LLC and Morgan Stanley & Co. LLC, as representatives of the several initial purchasers named in Schedule I thereto.	8-K	001-37511	10.1	2/27/2024
10.18	Form of Capped Call Confirmation for 4% Convertible Senior Note due 2030.	8-K	001-37511	10.2	2/27/2024

Exhibit		Incorporated by Reference				Filed Herewith
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
19.1	Amended and Restated Insider Trading Policy, Amended and Restated as of October 26, 2023.	10-K	001-37511	19.1	2/27/2025
21.1	List of subsidiaries of the Registrant					X
23.1	Consent of Independent Registered Public Accounting Firm					X
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1†	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
97.1	Sunrun Inc. Policy for Recoupment of Incentive Compensation, Amended and Restated as of April 28, 2025	10-Q	001-37511	10.3	5/7/2025
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the In-line XBRL document
101.SCH	XBRL Taxonomy Schema Linkbase Document
101.CAL	XBRL Taxonomy Definition Linkbase Document
101.DEF	XBRL Taxonomy Calculation Linkbase Document
101.LAB	XBRL Taxonomy Labels Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document
104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the In-line XBRL document.

†	The certifications attached as Exhibit 32.1 that accompany this Annual Report on Form 10-K, are deemed furnished and not filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Sunrun Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Annual Report on Form 10-K, irrespective of any general incorporation language contained in such filing.
+	Indicates management contract or compensatory plan.
¥	Confidential treatment has been requested as to certain portions of this exhibit, which portions have been omitted and submitted separately to the Securities and Exchange Commission.
^	Portions of this exhibit have been omitted from the exhibit because they are both not material and would be competitively harmful if publicly disclosed.

Item 16. Form 10-K Summary.

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Sunrun Inc.

Date: February 26, 2026	By:	/s/ Mary Powell
Mary Powell
Chief Executive Officer and Director
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Mary Powell	Chief Executive Officer and Director (Principal Executive Officer)	February 26, 2026
Mary Powell

/s/ Danny Abajian	Chief Financial Officer (Principal Financial Officer)	February 26, 2026
Danny Abajian

/s/ Maria Barak	Chief Accounting Officer (Principal Accounting Officer)	February 26, 2026
Maria Barak

/s/ Lynn Jurich	Co-Chair and Director	February 26, 2026
Lynn Jurich

/s/ Edward Fenster	Co-Chair and Director	February 26, 2026
Edward Fenster

/s/ Katherine August-deWilde	Director	February 26, 2026
Katherine August-deWilde

/s/ Craig Cornelius	Director	February 26, 2026
Craig Cornelius

/s/ Leslie Dach	Director	February 26, 2026
Leslie Dach

/s/ Alan Ferber	Director	February 26, 2026
Alan Ferber

/s/ Sonita Lontoh	Director	February 26, 2026
Sonita Lontoh

/s/ John Trinta	Director	February 26, 2026
John Trinta