Form 10-Q
period 2026-03-31
Sunrun Inc.
filed 2026-05-06
CIK 1469367

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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

As of May 1, 2026, the number of shares of the registrant’s common stock outstanding was 238,549,287.

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

You should not rely upon forward-looking statements as predictions of future events. The information provided in this Quarterly Report on Form 10-Q is based on the facts and circumstances known as of the date of this Quarterly Report on Form 10-Q, and any forward looking statements made by us in this Quarterly Report on Form 10-Q speak only as of the date of this Quarterly Report on Form 10-Q. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot guarantee that the future results, levels of activity, performance or events and circumstances reflected in these forward-looking statements will be achieved or occur. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of these forward-looking statements. We undertake no obligation to update publicly any forward-looking statements for any reason after the date of this Quarterly Report on Form 10-Q to conform these statements to actual results or to changes in our expectations, except as required by law.

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

Selected Risks Related to the Battery and Solar Industry

•The battery storage and solar energy industry is an emerging market, which is constantly evolving and may not develop to the size or at the rate we expect.
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
•Regulators may impose rules on the type of electricians qualified to install and service our solar and battery systems, which may result in workforce shortages, operational delays, and increased costs.
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

Sunrun Inc.
Consolidated Balance Sheets
(In Thousands, Except Share Par Values)
(Unaudited)

	March 31, 2026	December 31, 2025
Assets
Current assets:
Cash	$679,552	$823,380
Restricted cash	409,571	413,460
Accounts receivable (net of allowances for credit losses of $22,886 and $20,692 as of March 31, 2026 and December 31, 2025, respectively)	232,508	262,627
Inventories	490,390	501,286
Prepaid expenses and other current assets	153,921	155,216
Total current assets	1,965,942	2,155,969
Restricted cash	148	148
Energy systems, net	17,026,406	16,817,863
Property and equipment, net	66,612	75,692
Other assets	3,705,985	3,560,924
Total assets (1)	$22,765,093	$22,610,596
Liabilities and total equity
Current liabilities:
Accounts payable	$343,226	$271,021
Distributions payable to noncontrolling interests and redeemable noncontrolling interests	47,938	47,072
Accrued expenses and other liabilities	483,232	518,835
Deferred revenue, current portion	160,791	162,839
Deferred grants, current portion	8,660	8,681
Finance lease obligations, current portion	23,921	24,557
Non-recourse debt, current portion	291,185	269,510
Total current liabilities	1,358,953	1,302,515
Deferred revenue, net of current portion	1,369,595	1,350,494
Deferred grants, net of current portion	194,098	196,726
Finance lease obligations, net of current portion	30,734	36,908
Convertible senior notes	474,259	473,749
Line of credit	152,200	238,323
Non-recourse debt, net of current portion	13,877,701	13,708,532
Other liabilities	152,144	156,199
Deferred tax liabilities	198,844	163,176
Total liabilities (1)	17,808,528	17,626,622
Commitments and contingencies (Note 14)
Redeemable noncontrolling interests	730,224	709,255
Stockholders’ equity:
Preferred stock, $0.0001 par value—authorized, 200,000 shares as of March 31, 2026 and December 31, 2025; no shares issued and outstanding as of March 31, 2026 and December 31, 2025	—	—
Common stock, $0.0001 par value—authorized, 2,000,000 shares as of March 31, 2026 and December 31, 2025; issued and outstanding, 235,512 and 233,612 shares as of March 31, 2026 and December 31, 2025, respectively	24	23
Additional paid-in capital	6,938,594	6,899,277
Accumulated other comprehensive income	64,411	63,103
Retained earnings	(3,662,275)	(3,829,919)
Total stockholders’ equity	3,340,754	3,132,484
Noncontrolling interests	885,587	1,142,235
Total equity	4,226,341	4,274,719
Total liabilities, redeemable noncontrolling interests and total equity	$22,765,093	$22,610,596

1)The Company’s consolidated assets as of March 31, 2026 and December 31, 2025 include $15,747,743 and $15,593,689, respectively, in assets of variable interest entities (“VIEs”) that can only be used to settle obligations of the VIEs. Energy systems, net as of March 31, 2026 and December 31, 2025 were $14,064,206 and $13,777,190, respectively; cash as of March 31, 2026 and December 31, 2025 were $428,960 and $539,440, respectively; restricted cash as of March 31, 2026 and December 31, 2025 were $55,906 and $59,010, respectively; accounts receivable, net as of March 31, 2026 and December 31, 2025 were $123,482 and $118,907, respectively; inventories as of March 31, 2026 and December 31, 2025 were $139,389 and $180,841, respectively; prepaid expenses and other current assets as of March 31, 2026 and December 31, 2025 were $6,191 and $64,588, respectively; and other assets as of March 31, 2026 and December 31, 2025 were $929,609 and $853,713, respectively. The Company’s consolidated liabilities as of March 31, 2026 and December 31, 2025 include $2,581,832 and $2,643,129, respectively, in liabilities of VIEs whose creditors have no recourse to the Company. These liabilities include accounts payable as of March 31, 2026 and December 31, 2025 of $5,107 and $5,125, respectively; distributions payable to noncontrolling interests and redeemable noncontrolling interests as of March 31, 2026 and December 31, 2025 of $47,939 and $47,073, respectively; accrued expenses and other liabilities as of March 31, 2026 and December 31, 2025 of $50,921 and $110,390, respectively; deferred revenue as of March 31, 2026 and December 31, 2025 of $1,055,558 and $1,025,241, respectively; non-recourse debt as of March 31, 2026 and December 31, 2025 of $1,400,917 and $1,434,535, respectively; and other liabilities as of March 31, 2026 and December 31, 2025 of $21,390 and $20,765, respectively.
The accompanying notes are an integral part of these consolidated financial statements.

Sunrun Inc.
Consolidated Statements of Operations
(In Thousands, Except Per Share Amounts)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
Revenue:
Customer agreements and incentives	$467,822	$402,920
Energy systems and product sales	254,409	101,351
Total revenue	722,231	504,271
Operating expenses:
Cost of customer agreements and incentives	314,742	308,629
Cost of energy systems and product sales	187,688	96,798
Sales and marketing	178,533	145,990
Research and development	10,143	9,979
General and administrative	74,635	57,763
Total operating expenses	765,741	619,159
Loss from operations	(43,510)	(114,888)
Interest expense, net	(263,943)	(227,434)
Other income (expense), net	17,186	(45,399)
Loss before income taxes	(290,267)	(387,721)
Income tax expense (benefit)	7,066	(110,550)
Net loss	(297,333)	(277,171)
Net loss attributable to noncontrolling interests and redeemable noncontrolling interests	(464,977)	(327,182)
Net income attributable to common stockholders	$167,644	$50,011
Net income per share attributable to common stockholders
Basic	$0.71	$0.22
Diluted	$0.62	$0.20
Weighted average shares used to compute net income per share attributable to common stockholders
Basic	234,576	226,406
Diluted	272,345	257,911

The accompanying notes are an integral part of these consolidated financial statements.

Sunrun Inc.
Consolidated Statements of Comprehensive Income
(In Thousands)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
Net loss	$(297,333)	$(277,171)
Other comprehensive income (loss):
Unrealized gain (loss) on derivatives, net of income taxes	3,145	(21,964)
Adjustment for net gain on derivatives recognized into earnings, net of income taxes	(1,837)	(3,677)
Total other comprehensive income (loss)	1,308	(25,641)
Total comprehensive loss	(296,025)	$(302,812)
Less: Net loss attributable to noncontrolling interests and redeemable noncontrolling interests	(464,977)	(327,182)
Comprehensive income attributable to common stockholders	$168,952	$24,370

Sunrun Inc.
Consolidated Statements of Redeemable Noncontrolling Interests and Equity
Three Months Ended March 31, 2026 and 2025
(In Thousands)
(Unaudited)

	Three Months Ended March 31, 2026
	Redeemable Noncontrolling Interests	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
		Shares	Amount
Balance at December 31, 2025	$709,255	233,612	$23	$6,899,277	$63,103	$(3,829,919)	$3,132,484	$1,142,235	$4,274,719
Exercise of stock options	—	251	—	1,273	—	—	1,273	—	1,273
Issuance of restricted stock units, net of tax withholdings	—	1,649	1	—	—	—	1	—	1
Stock-based compensation	—	—	—	38,044	—	—	38,044	—	38,044
Contributions from noncontrolling interests and redeemable noncontrolling interests	82,007	—	—	—	—	—	—	223,805	223,805
Distributions to noncontrolling interests and redeemable noncontrolling interests	(18,316)	—	—	—	—	—	—	(58,198)	(58,198)
Net (loss) income	(42,722)	—	—	—	—	167,644	167,644	(422,255)	(254,611)
Other comprehensive income, net of income taxes	—	—	—	—	1,308	—	1,308	—	1,308
Balance at March 31, 2026	$730,224	235,512	$24	$6,938,594	$64,411	$(3,662,275)	$3,340,754	$885,587	$4,226,341

	Three Months Ended March 31, 2025
	Redeemable Noncontrolling Interests	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
		Shares	Amount
Balance at December 31, 2024	$624,159	225,662	$23	$6,747,236	$86,814	$(4,279,866)	$2,554,207	$985,844	$3,540,051
Exercise of stock options	—	4	—	20	—	—	20	—	20
Issuance of restricted stock units, net of tax withholdings	—	1,659	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	36,805	—	—	36,805	—	36,805
Contributions from noncontrolling interests and redeemable noncontrolling interests	80,000	—	—	—	—	—	—	175,900	175,900
Distributions to noncontrolling interests and redeemable noncontrolling interests	(18,001)	—	—	—	—	—	—	(38,601)	(38,601)
Net (loss) income	(28,386)	—	—	—	—	50,011	50,011	(298,796)	(248,785)
Other comprehensive loss, net of income taxes	—	—	—	—	(25,641)	—	(25,641)	—	(25,641)
Balance at March 31, 2025	$657,772	227,325	$23	$6,784,061	$61,173	$(4,229,855)	$2,615,402	$824,347	$3,439,749

Sunrun Inc.
Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
Operating activities:
Net loss	$(297,333)	$(277,171)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization, net of amortization of deferred grants	189,556	169,890
Deferred income taxes	7,067	(110,550)
Stock-based compensation expense	26,302	25,005
Unrealized (gain) loss on derivatives	(18,366)	45,070
Other noncash items	79,797	61,499
Changes in operating assets and liabilities:
Accounts receivable	22,086	(6,906)
Inventories	30,896	(12,318)
Prepaid expenses and other assets	(137,889)	(45,761)
Accounts payable	78,710	(15,618)
Accrued expenses and other liabilities	(16,107)	27,910
Deferred revenue	17,243	34,744
Deferred tax liabilities	28,661	—
Net cash provided by (used in) operating activities	10,623	(104,206)
Investing activities:
Payments for the costs of energy systems	(424,428)	(654,802)
Purchase of equity investment	(3,717)	—
Purchases of property and equipment, net	(409)	(219)
Net cash used in investing activities	(428,554)	(655,021)
Financing activities:
Proceeds from state tax credits, net of recapture	12,384	—
Repayment of trade receivable financing	—	(24,742)
Proceeds from line of credit	182,500	148,824
Repayment of line of credit	(268,622)	(174,557)
Proceeds from issuance of convertible senior notes, net of capped call transaction	—	—
Repurchase of convertible senior notes	(5,457)	(2,124)
Proceeds from issuance of non-recourse debt	808,005	1,520,629
Repayment of non-recourse debt	(665,674)	(838,483)
Payment of debt fees	(18,238)	(28,018)
Proceeds from pass-through financing and other obligations, net	—	—
Repayment of pass-through financing obligation	—	—
Payment of finance lease obligations	(6,121)	(6,483)
Contributions received from noncontrolling interests and redeemable noncontrolling interests	305,812	255,900
Distributions paid to noncontrolling interests and redeemable noncontrolling interests	(75,650)	(60,253)
Acquisition of noncontrolling interest	—	—
Proceeds from transfer of investment tax credits	340,110	624,776
Payments to redeemable noncontrolling interests and noncontrolling interests of investment tax credits	(340,110)	(624,776)
Net proceeds related to stock-based award activities	1,275	21
Net cash provided by financing activities	270,214	790,714

Net change in cash and restricted cash	(147,717)	31,487
Cash and restricted cash, beginning of period	1,236,988	947,416
Cash and restricted cash, end of period	$1,089,271	$978,903
Supplemental disclosures of cash flow information
Cash paid for interest	$210,725	$172,332
Cash paid for income taxes	$—	$—
Supplemental disclosures of noncash investing and financing activities
Purchases of energy systems and property and equipment included in accounts payable and accrued expenses	$31,173	$41,421
Right-of-use assets obtained in exchange for new finance lease liabilities	$41	$1,750
Purchases of energy systems included in inventory	$25,000	$—

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

Note 2. Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting, and in the opinion of management, include all adjustments of a normal recurring nature necessary for the fair presentation of the Company’s interim financial statements. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. As such, these unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s annual report on Form 10-K for the year ended December 31, 2025. The results of the three months ended March 31, 2026 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2026 or other future periods.
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
Use of Estimates
The preparation of the consolidated financial statements requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The Company regularly makes estimates and assumptions, including, but not limited to, revenue recognition constraints that result in variable consideration, the discount rate used to adjust the promised amount of consideration for the effects of a significant financing component, the estimates that affect the collectability of accounts receivable, the valuation of inventories, the useful lives of energy systems, the useful lives of property and equipment, the discount rate used for operating and financing leases, the valuation of stock-based compensation, the determination of valuation allowances associated with deferred tax assets, the fair value of debt instruments disclosed and the redemption value of redeemable noncontrolling interests. The Company bases its estimates on historical experience and various other assumptions believed to be reasonable. Actual results may differ from such estimates.
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
Revenue from external customers (including, but not limited to homeowners) for each group of similar products and services is as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Customer agreements	$447,102	$381,360
Incentives	20,720	21,560
Customer agreements and incentives	467,822	402,920

Energy systems	212,215	40,068
Products	42,194	61,283
Energy systems and product sales	254,409	101,351
Total revenue	$722,231	$504,271

Revenue from Customer Agreements includes payments by customers for the use of the system as well as utility and other rebates assigned by the customer to the Company in the Customer Agreement. Revenue from incentives includes revenue from the sale of solar renewable energy credits (“SRECs”). Energy systems sales are revenue from the sale of energy systems directly to customers or third-party investors. Product sales revenue consists of revenue from the sale of solar panels, inverters, racking systems, roof repair, and other solar energy products sold to resellers, as well as the sale of customer leads to third parties, including the Company’s partners and other solar providers. Revenue from energy system sales from one customer represents approximately $174.6 million of the Company’s consolidated revenues for the three months ended March 31, 2026.
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

The following table provides a reconciliation of cash and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows. Cash and restricted cash consists of the following (in thousands):

	Three Months Ended March 31,
	2026	2025
Beginning of period:
Cash	$823,380	$574,956
Restricted cash, current and long-term	413,608	372,460
Total	$1,236,988	$947,416

End of period:
Cash	$679,552	$604,874
Restricted cash, current and long-term	409,719	374,029
Total	$1,089,271	$978,903
Accounts Receivable
Accounts receivable consist of amounts due from customers, as well as state and utility rebates due from government agencies and utility companies. Under Customer Agreements, the customers typically assign incentive rebates to the Company.
Accounts receivable, net consists of the following (in thousands):

	March 31, 2026	December 31, 2025
Customer receivables	$204,225	$191,559
Third party system sales receivables	42,652	44,419
Grid services receivables	3,100	29,800
Other receivables	5,417	17,541
Allowance for credit losses	(22,886)	(20,692)
Total	$232,508	$262,627
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
Supplier Finance Agreements
The Company has entered into supplier finance agreements with certain financial institutions, whereby these institutions pay amounts related to trade and inventory payables to suppliers on behalf of the Company. The terms of these agreements allow the Company to extend, at its sole discretion, the original supplier payment terms up to 90 or 120 days. The Company does not provide any form of guarantee under these financing agreements. There were no amounts outstanding under these agreements as of either March 31, 2026 or December 31, 2025. The Company records interest for the period the supplier finance obligation is outstanding and reflects the proceeds and payments related to these transactions as a financing activity within its consolidated statement of cash flow.

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
The opening balance of deferred revenue was $1.3 billion as of December 31, 2024. Deferred revenue consists of the following (in thousands):

	March 31, 2026	December 31, 2025
Under Customer Agreements:
Payments received, net	$1,047,600	$1,047,929
Financing component balance	89,210	87,294
	1,136,810	1,135,223

Under SREC contracts:
Payments received, net	367,997	356,263
Financing component balance	25,579	21,847
	393,576	378,110

Total	$1,530,386	$1,513,333

During the three months ended March 31, 2026 and 2025, the Company recognized revenue of $33.6 million and $32.2 million, respectively, from amounts included in deferred revenue at the beginning of the respective periods. Revenue allocated to remaining performance obligations represents contracted revenue that has not yet been recognized and includes deferred revenue as well as amounts that will be invoiced and recognized as revenue in future periods. Contracted but not yet recognized revenue was approximately $38.0 billion as of March 31, 2026, of which the Company expects to recognize approximately 5% over the next 12 months. The annual recognition is not expected to vary significantly over the next 10 years as the vast majority of existing Customer Agreements have at least 10 years remaining, given that the average age of the Company’s fleet of residential energy systems under Customer Agreements is less than six years due to the Company being formed in 2007 and having experienced significant growth in the last few years. The annual recognition on these existing contracts will gradually decline over the midpoint of the Customer Agreements over the following 10 years as the typical 20- or 25-year initial term expires on individual Customer Agreements.
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

Energy systems and product sales
For energy systems sold to customers, revenue is recognized when the energy system passes inspection by the authority having jurisdiction, which inspection generally occurs after installation but prior to PTO, at which time the Company has met the performance obligation in the contract. For energy system sales that include delivery obligations up until interconnection to the local power grid with PTO, the Company recognizes revenue at PTO. For sale of energy systems subject to newly originated Customer Agreements to third-party investors or non-controlled joint venture customers, the Company recognizes revenue over time as performance obligations are satisfied, based on the achievement of milestones. Revenue is adjusted for variable consideration related to potential returns, price adjustments, and other customer concessions. These adjustments are calculated using the expected value method. Certain energy systems sold to customers include fees for extended warranty and maintenance services. These fees are recognized over the life of the service agreement. The Company’s installation Projects are typically completed in less than twelve months.
Product sales consist of batteries and other energy products sold to resellers, roofing repair, and customer leads. Product sales revenue is recognized at the time when control is transferred, upon shipment, or as services are delivered. Customer lead revenue, included in product sales, is recognized at the time the lead is delivered.
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
Recently Issued and Adopted Accounting Standards
Accounting standards adopted effective January 1, 2026:
In November 2024, the FASB issued ASU 2024-04, Debt — Debt with Conversion and Other Options (Subtopic 470-20) — Induced Conversions of Convertible Debt Instruments. This guidance clarifies the requirements for determining whether to account for certain early settlements of convertible debt instruments as induced conversions or extinguishment. This ASU is effective for fiscal years beginning after December 15, 2025, with early adoption permitted for entities that have already adopted ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity's Own Equity (Subtopic 815- 40), Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. The Company adopted ASU 2024-04 effective January 1, 2026 and there was no impact to its consolidated financial statements.
In July 2025, the FASB issued ASU 2025-05, Financial Instruments — Credit Losses (Topic 326) — Measurement of Credit Losses for Accounts Receivable and Contract Assets. This guidance provides a practical expedient permitting an entity to assume that conditions at the balance sheet date remain unchanged over the life of the asset when estimating expected credit losses for current accounts receivable and current contract assets. This ASU is effective for fiscal years beginning after December 15, 2025 and interim periods within those fiscal years, with early adoption permitted. The Company adopted ASU 2025-05 effective January 1, 2026 and there was no impact to its consolidated financial statements.
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
In November 2025, the FASB issued ASU 2025-09, Derivatives and Hedging (Topic 815): Hedge Accounting Improvements. This ASU amends certain aspects of hedge accounting guidance to more closely align hedge accounting with the economics of an entity’s risk management activities in the financial statements. Specifically, this guidance allows entities to apply hedge accounting to a greater number of highly effective economic hedges in five areas: (i) similar risk assessment for cash flow hedges; (ii) hedging forecasted interest payments on choose-your-rate debt instruments; (iii) cash flow hedges of nonfinancial forecasted transactions; (iv) net written options as hedging instruments; and (v) foreign-currency-denominated debt instrument as hedging instrument and hedged item (dual hedge). This ASU is effective for fiscal years beginning after December 15, 2026, with early adoption permitted. The Company is currently evaluating this guidance and the impact it may have on its future consolidated financial statements.
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

Note 3. Fair Value Measurement
At March 31, 2026 and December 31, 2025, the carrying value of receivables, accounts payable, accrued expenses and distributions payable to noncontrolling interests approximates fair value due to their short-term nature and falls under the Level 2 hierarchy. The carrying values and fair values of debt instruments are as follows (in thousands):

	March 31, 2026		December 31, 2025
	Carrying Value	Fair Value	Carrying Value	Fair Value
Recourse debt	$626,459	$715,370	$717,529	$919,709
Senior debt	5,098,837	5,043,582	4,759,238	4,739,577
Subordinated debt	3,197,493	3,125,086	3,279,002	3,220,986
Securitization debt	5,872,556	5,697,424	5,939,802	5,861,033
Total	$14,795,345	$14,581,462	$14,695,571	$14,741,305
At March 31, 2026 and December 31, 2025, the fair value of certain recourse debt and certain senior, subordinated and securitization loans approximate their carrying values because their interest rates are variable rates that approximate rates currently available to the Company. At March 31, 2026 and December 31, 2025, the fair value of the Company’s other debt instruments are based on rates currently offered for debt with similar maturities and terms. The Company’s fair value of the debt instruments fell under the Level 2 hierarchy. These valuation approaches involve some level of management estimation and judgment, the degree of which is dependent on the price transparency for the instruments or market.
At March 31, 2026 and December 31, 2025, financial instruments measured at fair value on a recurring basis, based upon the fair value hierarchy, are as follows (in thousands):

	March 31, 2026
	Level 1	Level 2	Level 3	Total
Derivative assets:
Interest rate swaps	$—	$119,067	$—	$119,067
Total	$—	$119,067	$—	$119,067
Derivative liabilities:
Interest rate swaps	$—	$10,091	$—	$10,091
Total	$—	$10,091	$—	$10,091

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Derivative assets:
Interest rate swaps	$—	$102,346	$—	$102,346
Total	$—	$102,346	$—	$102,346
Derivative liabilities:
Interest rate swaps	$—	$14,860	$—	$14,860
Total	$—	$14,860	$—	$14,860

The above balances are recorded in other assets and other liabilities, respectively, in the consolidated balance sheets, except for $12.0 million and $9.8 million as of March 31, 2026 and December 31, 2025, respectively, which is recorded in prepaid expenses and other current assets and $3.7 million and $6.3 million as of March 31, 2026 and December 31, 2025, respectively, which is recorded in accrued expenses and other liabilities.
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

Note 4. Inventories
Inventories consist of the following (in thousands):

	March 31, 2026	December 31, 2025
Raw materials	$431,475	$456,924
Work-in-process	58,915	44,362
Total	$490,390	$501,286
The Internal Revenue Service ("IRS") provided taxpayers a safe harbor opportunity for solar facilities that began construction prior to January 1, 2025 and are placed in service on or after January 1, 2025 to elect the application of the ITC (as defined below) under Section 48(a) of the Internal Revenue Code of 1986 (the "Code"). The Company has sought to avail itself of the safe harbor in order to retain the ability to elect the application of the ITC under Section 48(a) of the Code by incurring certain costs and taking title to equipment in 2024. As of March 31, 2026 and December 31, 2025, there was $68.2 million and $85.3 million, respectively, related to the safe harbor program within raw materials.

Note 5. Energy Systems, net
Energy systems, net consists of the following (in thousands):

	March 31, 2026	December 31, 2025
Energy system equipment costs	$16,444,863	$16,090,654
Inverters and batteries	3,470,665	3,343,643
Total energy systems	19,915,528	19,434,297
Less: accumulated depreciation and amortization	(3,560,149)	(3,384,021)
Add: construction-in-progress	671,027	767,587
Total energy systems, net	$17,026,406	$16,817,863
All energy systems, including construction-in-progress, have been leased to or are subject to signed Customer Agreements with customers. The Company recorded depreciation expense related to energy systems of $181.1 million and $161.2 million for the three months ended March 31, 2026 and 2025, respectively. The depreciation expense was reduced by the amortization of deferred grants of $2.2 million and $2.8 million for the three months ended March 31, 2026 and 2025, respectively.

Note 6. Other Assets
Other assets consist of the following (in thousands):

	March 31, 2026	December 31, 2025
Costs to obtain contracts - Customer Agreements	$2,553,070	$2,474,515
Costs to obtain contracts - incentives	2,481	2,481
Accumulated amortization of costs to obtain contracts	(364,073)	(338,450)
Unbilled receivables	1,047,951	931,535
Allowance for credit loss on unbilled receivables	(10,561)	(9,767)
Operating lease right-of-use assets	57,784	62,839
Equity investment	83,626	81,297
Other assets	335,707	356,474
Total	$3,705,985	$3,560,924
The Company recorded amortization of costs to obtain contracts of $24.6 million and $22.1 million for the three months ended March 31, 2026 and 2025, respectively, in Sales and marketing in the consolidated statements of operations.

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

Note 7. Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consist of the following (in thousands):

	March 31, 2026	December 31, 2025
Accrued employee compensation	$168,611	$126,958
Accrued interest	116,002	128,706
Operating lease obligations	24,268	25,254
Other accrued expenses	174,351	237,917
Total	$483,232	$518,835

Note 8. Indebtedness

As of March 31, 2026, debt consisted of the following (in thousands, except percentages):

	March 31, 2026	December 31, 2025	Unused Borrowing Capacity (1)	Weighted Average Interest Rate at March 31, 2026 (2)	Weighted Average Interest Rate at December 31, 2025 (2)	Contractual Interest Rate (3)	Contractual Maturity Date
Recourse debt
Line of credit (4)	$152,200	$238,323	$—	7.20%	7.20%	SOFR +3.25% - 3.75%	March 2028
Convertible Senior Notes due 2026(5)	0	5,457	—	—%	—%	—%	February 2026
Convertible Senior Notes due 2030(6)	483,187	483,185	—	4.00%	4.00%	4.00%	March 2030
Total recourse debt	635,387	726,965	—
Unamortized debt discount	(8,928)	(9,436)	—
Total recourse debt, net	626,459	717,529	—

Non-recourse debt (7)
Senior revolving and delayed draw loans (8)	2,460,600	2,104,000	60,200	6.33%	6.51%	SOFR +2.35%- 3.10%	February 2030 - March 2030
Senior non-revolving loans(9)	2,643,590	2,661,578	—	6.11%	6.24%	4.66% - 6.93%; SOFR +2.10% - 2.25%	August 2027 - July 2060
Subordinated revolving and delayed draw loans (8)	258,650	43,900	—	10.76%	12.94%	SOFR +6.75% - 9.10%	February 2029 - March 2030
Subordinated loans (10)(11)	2,984,413	3,285,877	—	9.22%	9.39%	7.00% - 10.75%; SOFR +6.50% - 6.90%	June 2027 - January 2042
Securitized loans	5,966,463	6,036,907	—	5.40%	5.40%	2.27% - 6.60%	April 2048 - January 2061
Total non-recourse debt	14,313,716	14,132,262	60,200
Unamortized debt (discount) premium, net	(144,830)	(154,220)	—
Total non-recourse debt, net	14,168,886	13,978,042	60,200
Total debt, net	$14,795,345	$14,695,571	$60,200

(1)Represents the additional amount the Company could borrow, if any, based on the state of its existing assets as of March 31, 2026.
(2)Reflects weighted average contractual, unhedged rates. See Note 9, Derivatives for hedge rates.
(3)Ranges shown reflect a fixed interest rate and rates using SOFR, as applicable.
(4)The working capital facility (the “Facility”) was amended in December 2025 and its total commitment of up to $321.4 million is secured by substantially all of the unencumbered assets of the Company, as well as ownership interests in certain subsidiaries of the Company. Borrowings under the Facility may be designated as Base Rate Loans or Term SOFR Loans, subject to certain terms and conditions under the Credit Agreement. Base Rate Loans accrue interest at a rate per year equal to 2.25% to 2.75% depending on total outstanding balance as a percentage of total commitment plus the highest of (a) the federal funds rate plus 0.50%, (b) the interest rate determined from time to time by the Administrative Agent as its prime rate and notified to the Company, (c) the Adjusted Term SOFR Rate (defined below) for a one-month interest period in effect on such day (or if such day is not a business day, the immediately preceding business day) plus 1.00% and (d) 0.00%. Term SOFR Loans accrue interest at a rate per annum equal to (a) 3.25% to 3.75% depending on total outstanding balance as a percentage of total commitment plus (b) the greater of (i) 0.00% and (ii) the sum of (x) the forward-looking term rate for a period comparable to the applicable available tenor based on SOFR that is published by CME Group Benchmark Administration Ltd or a successor for the applicable interest period and (y) (1) if the applicable interest period is one month, 0.11448%, (2) if the applicable interest period is three months, 0.26161% or (c) if the applicable interest period is six months, 0.42826% (the rate pursuant to clause (b), the “Adjusted Term SOFR Rate”). As part of the December 2025 amendment, the maturity date of this facility was extended to March 1, 2028. The Company is in compliance with its quarter-end liquidity covenant. This facility is subject to various restrictive covenants, such as the completion and presentation of audited consolidated financial statements, maintaining a minimum modified interest coverage ratio, a minimum modified current ratio, a maximum modified leverage ratio, and a minimum unencumbered cash balance, in each case, tested quarterly. The Company was in compliance with all debt covenants as of March 31, 2026.

(5)Convertible senior notes due 2026 (the “2026 Notes”) matured on February 1, 2026 and the remaining balance was repaid in full. The 2026 Notes could have been repurchased by the Company, redeemed by the Company or converted pursuant to their terms. The debt discount recorded on the 2026 Notes is being amortized to interest expense at an effective interest rate of 0.57%. As of February 1, 2026, $7.7 million of the debt discount was amortized to interest expense inception to date. In connection with the offering of the 2026 Notes, the Company entered into privately negotiated capped call transactions (the “2026 Capped Calls”) with certain of the initial purchasers and/or their respective affiliates at a cost of approximately $28.0 million. The 2026 Capped Calls were classified as equity and were recorded to additional paid-in-capital within stockholders’ equity as of March 31, 2021. The 2026 Capped Calls each had an initial strike price of approximately $117.91 per share, subject to certain adjustments, which corresponded to the initial conversion price of the 2026 Notes. The 2026 Capped Calls had initial cap prices of $157.22 per share. The 2026 Capped Calls covered, subject to anti-dilution adjustments, approximately 3.4 million shares of common stock. The final components of the 2026 Capped Calls expired on January 29, 2026. None of the conversion criteria was met by January 29, 2026. The 2026 Notes were fully repaid at face value on the maturity date of February 1, 2026.
(6)Convertible senior notes due 2030 (the “2030 Notes” and, together with the 2026 Notes, the “Notes”) under this category with an outstanding balance of $483.2 million as of March 31, 2026 will bear regular interest at 4.00% per annum, and the principal amount of the 2030 Notes will not accrete. The 2030 Notes may bear special interest under specified circumstances relating to the Company’s failure to comply with its reporting obligations under the indenture or if the 2030 Notes are not freely tradeable as required by the indenture. The 2030 Notes will mature on March 1, 2030, unless repurchased by the Company, redeemed by the Company or converted pursuant to their terms prior to maturity. The initial conversion rate of the 2030 Notes is 61.3704 shares of the Company’s common stock, par value $0.0001 per share, per $1,000 principal amount of 2030 Notes, which is equivalent to an initial conversion price of approximately $16.29 per share. The conversion rate will be subject to adjustment upon the occurrence of certain specified events but will not be adjusted for any accrued and unpaid special interest. In addition, upon the occurrence of a make-whole fundamental change or an issuance of a notice of redemption, the Company will, in certain circumstances, increase the conversion rate by a number of additional shares for a holder that elects to convert its 2030 Notes in connection with such make-whole fundamental change or notice of redemption. The debt discount recorded on the 2030 Notes is being amortized to interest expense at an effective interest rate of 4.51%. As of March 31, 2026, $4.1 million of the debt discount was amortized to interest expense inception to date. In connection with the offering of the 2030 Notes, the Company entered into privately negotiated capped call transactions (the “2030 Capped Calls”) with certain of the initial purchasers and/or their respective affiliates at a cost of approximately $38.4 million. The 2030 Capped Calls are classified as equity and were recorded to additional paid-in-capital within stockholders’ equity as of March 31, 2026. The 2030 Capped Calls each have an initial strike price of approximately $16.29 per share, subject to certain adjustments, which corresponds to the initial conversion price of the 2030 Notes. The 2030 Capped Calls have initial cap prices of $22.37 per share. The 2030 Capped Calls cover, subject to anti-dilution adjustments, approximately 29.7 million shares of common stock. The 2030 Capped Calls are expected generally to reduce the potential dilution to the common stock upon any conversion of 2030 Notes and/or offset any cash payments the Company is required to make in excess of the principal amount of the 2030 Notes, as the case may be, in the event the market price per share of Common Stock, as measured under the 2030 Capped Calls, is greater than the strike price of the 2030 Capped Call, with such offset subject to a cap. If, however, the market price per share of the common stock, as measured under the 2030 Capped Calls, exceeds the cap price of the 2030 Capped Calls, there would be dilution and/or there would not be an offset of such potential cash payments, in each case, to the extent that the then-market price per share of the common stock exceeds the cap price. The final components of the 2030 Capped Calls are scheduled to expire on February 27, 2030. None of the conversion criteria has been met as of March 31, 2026.
(7)Certain loans under this category are part of project equity transactions.
(8)Pursuant to the terms of the aggregation facilities within this category the Company may draw up to an aggregate principal amount of $3.1 billion in revolver borrowings depending on the available borrowing base at the time.
(9)Loans under this category with a fixed rate had a total outstanding balance of $1.6 billion as of March 31, 2026.
(10)A loan under this category with an outstanding balance of $164.7 million as of March 31, 2026 contains a put option that can be exercised beginning in 2036 that would require the Company to pay off the entire loan on November 30, 2037.
(11)Loans under this category with a floating rate had a total outstanding balance of $346.5 million as of March 31, 2026.

Senior and Subordinated Debt Facilities
Each of the Company’s senior and subordinated debt facilities contain customary covenants, including the requirement to maintain certain financial measurements and provide lender reporting. Each of the senior and subordinated debt facilities also contain certain provisions in the event of default that entitle lenders to take certain actions including acceleration of amounts due under the facilities and acquisition of membership interests and assets that are pledged to the lenders under the terms of the senior and subordinated debt facilities. The facilities are non-recourse to the Company and are secured by net cash flows from Customer Agreements or inventories less certain operating, maintenance and other expenses that are available to the borrower after distributions to tax equity investors, where applicable. Under the terms of these facilities, the Company’s subsidiaries pay interest and principal from the net cash flows available to the subsidiaries. The Company was in compliance with all debt covenants as of March 31, 2026.
Non-Recourse Financings
In connection with each of the Company’s non-recourse debt (including securitized loans), assets (consisting of membership interests in project companies that own photovoltaic systems and related Customer Agreements) were contributed by the Company to special purpose subsidiaries of the Company (each a “Non-Recourse Borrower”). Each of such financings contains customary covenants including the requirement to provide reporting to the indenture trustee or collateral agent and, if applicable, ratings agencies. Each of the financings also contains certain provisions which entitle the indenture trustee or collateral agent to take certain actions upon the occurrence of an event of default, including acceleration of amounts due under the facilities and the foreclosure on the assets of the Non-Recourse Borrower that are pledged to the lenders under the terms thereof. The facilities are non-recourse to the Company and are secured by first priority security interests by each Non-Recourse Borrower in favor of the indenture trustee or collateral agent in all of the Non-Recourse Borrower’s assets including the cash flows from Customer Agreements which are available to each Non-Recourse Borrower after giving effect to certain operating, maintenance and other expenses and, where applicable, distributions to tax equity investors. As a result of such security interests, the assets of each Non-Recourse Borrower are not available to the creditors of the Company unless and until distributions from such entities are made to the Company as permitted under the applicable facility documentation. Under the terms of these financings, each Non-Recourse Borrower pays interest and principal from such net cash flows. The Company was in compliance with all debt covenants as of March 31, 2026.

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
The interest rate swaps have been designated as cash flow hedges. The credit risk adjustment associated with these swaps is the risk of non-performance by the counterparties to the contracts. In the three months ended March 31, 2026, the hedge relationships on the Company’s interest rate swaps have been assessed as highly effective as the quarterly assessment performed determined changes in cash flows of the derivative instruments have been highly effective in offsetting the changes in the cash flows of the hedged items, are expected to be highly effective in the future and the critical terms of the interest rate swaps match the critical terms of the underlying forecasted hedged transactions. Accordingly, changes in the fair value of these derivatives are recorded as a component of accumulated other comprehensive income, net of income taxes. Changes in the fair value of these derivatives are subsequently reclassified into earnings, and are included in interest expense, net in the Company’s statements of operations, in the period that the hedged forecasted transactions affect earnings. To the extent that the hedge relationships are not effective, changes in the fair value of these derivatives are recorded in other expenses, net in the Company’s statements of operations on a prospective basis.

The Company’s master netting and other similar arrangements allow net settlements under certain conditions. When those conditions are met, the Company presents derivatives at net fair value. As of March 31, 2026, the information related to these offsetting arrangements were as follows (in thousands):

Instrument Description	Gross Amounts of Recognized Assets / Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets / Liabilities Included in the Consolidated Balance Sheet	Notional Amount (1) (2)
Assets:
Derivatives designated as hedging instruments	$79,379	$—	$79,379	$984,005
Derivatives not designated as hedging instruments	39,688	(5,408)	34,280	2,040,560
Total derivative assets	$119,067	$(5,408)	$113,659	$3,024,565

Liabilities:
Derivatives designated as hedging instruments	$—	$—	$—	$—
Derivatives not designated as hedging instruments	(10,091)	5,408	(4,683)	873,353
Total derivative liabilities	$(10,091)	$5,408	$(4,683)	$873,353
Total	$108,976	$—	$108,976	$3,897,918

(1)    Comprised of 68 interest rate swaps which effectively fix the SOFR portion of interest rates on outstanding balances of certain loans under the senior section of the debt footnote table (see Note 8, Indebtedness) at 0.31% to 4.15% per annum. These swaps mature from August 13, 2027 to July 31, 2045.

(2)    Comprised of 13 interest rate swaptions which effectively fix the SOFR portion of interest rates on future outstanding balances of certain loans under the senior revolving section of the debt footnote table (see Note 8, Indebtedness) at 3.90% to 4.28% per annum. These swaptions expire from April 1, 2026 to June 3, 2026 with potential underlying swaps maturing from January 31, 2044 to July 31, 2048.

As of December 31, 2025, the information related to these offsetting arrangements were as follows (in thousands):

Instrument Description	Gross Amounts of Recognized Assets / Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets / Liabilities Included in the Consolidated Balance Sheet	Notional Amount
Assets:
Derivatives designated as hedging instruments	$78,223	$—	$78,223	$988,447
Derivatives not designated as hedging instruments	24,123	(7,210)	16,913	1,771,893
Total derivative assets	$102,346	$(7,210)	$95,136	$2,760,340

Liabilities:
Derivatives designated as hedging instruments	(449)	—	(449)	—
Derivatives not designated as hedging instruments	(14,411)	7,210	(7,201)	800,058
Total derivative liabilities	$(14,860)	$7,210	$(7,650)	$800,058
Total	$87,486	$—	$87,486	$3,560,398
The (gains) losses on derivatives designated as cash flow hedges recognized into OCI, before tax effect, consisted of the following (in thousands):

	Three months ended March 31,
	2026	2025
Derivatives designated as cash flow hedges:
Interest rate swaps	$(4,317)	$20,668
The (gains) losses on derivatives financial instruments recognized into the consolidated statements of operations, before tax effect, consisted of the following (in thousands):

	Three months ended March 31,
	2026		2025
	Interest expense, net	Other expense, net	Interest expense, net	Other expense, net
Derivatives designated as cash flow hedges:
Interest rate swaps:
Gains reclassified from Accumulated other comprehensive income (“AOCI”) into income	$(2,475)	$—	$(4,973)	$—
Derivatives not designated as cash flow hedges:
Interest rate swaps:
(Gains) losses recognized into income	—	(18,173)	—	45,503
Total (gains) losses	$(2,475)	$(18,173)	$(4,973)	$45,503

All amounts in AOCI in the consolidated statements of redeemable noncontrolling interests and equity relate to derivatives, refer to the consolidated statements of comprehensive income.
The net (gains) losses on derivatives includes the tax effect of $0.5 million and nil for three months ended March 31, 2026 and 2025, respectively.
During the next 12 months, the Company expects to reclassify $9.3 million of net gains on derivative instruments from accumulated other comprehensive income to earnings. There were 56 undesignated derivative instruments recorded by the Company as of March 31, 2026.

Note 10. VIE Arrangements
The Company consolidated various VIEs at March 31, 2026 and December 31, 2025. The carrying amounts and classification of the VIEs’ assets and liabilities included in the consolidated balance sheets are as follows (in thousands):

	March 31, 2026	December 31, 2025
Assets
Current assets
Cash	$428,960	$539,440
Restricted cash	55,906	59,010
Accounts receivable, net	123,482	118,907
Inventories	139,389	180,841
Prepaid expenses and other current assets	6,191	64,588
Total current assets	753,928	962,786
Energy systems, net	14,064,206	13,777,190
Other assets	929,609	853,713
Total assets	$15,747,743	$15,593,689
Liabilities
Current liabilities
Accounts payable	$5,107	$5,125
Distributions payable to noncontrolling interests and redeemable noncontrolling interests	47,939	47,073
Accrued expenses and other liabilities	50,921	110,390
Deferred revenue, current portion	80,705	77,663
Non-recourse debt, current portion	57,441	54,129
Total current liabilities	242,113	294,380
Deferred revenue, net of current portion	974,853	947,578
Non-recourse debt, net of current portion	1,343,476	1,380,406
Other liabilities	21,390	20,765
Total liabilities	$2,581,832	$2,643,129

Note 11. Redeemable Noncontrolling Interests
During certain specified periods of time, noncontrolling interests in certain funding arrangements have the right to put all of their membership interests to the Company. During a specific period of time, the Company has the right to call all membership units of the related redeemable noncontrolling interests.

Note 12. Stock-Based Compensation
Stock Options
The following table summarizes the activity for all stock options under all of the Company’s equity incentive plans for the three months ended March 31, 2026 (shares and aggregate intrinsic value in thousands):

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2025	3,083	$20.52	3.92	$15,626
Granted	—	—
Exercised	(251)	5.08
Canceled	—	28.80
Outstanding at March 31, 2026	2,832	$21.89	4.00	$5,389

Options vested and exercisable at March 31, 2026	2,818	$21.85	3.98	$5,389
Restricted Stock Units
The following table summarizes the activity for all restricted stock units (“RSUs”) under all of the Company’s equity incentive plans for the three months ended March 31, 2026 (shares in thousands):

	Number of Awards	Weighted Average Grant Date Fair Value
Unvested balance at December 31, 2025	17,299	$10.34
Granted	1,981	13.94
Issued	(1,651)	15.03
Canceled / forfeited	(235)	9.94
Unvested balance at March 31, 2026	17,394	$10.31
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

Stock-Based Compensation Expense
The Company recognized stock-based compensation expense, including ESPP expenses, in the consolidated statements of operations as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Cost of customer agreements and incentives	$2,893	$2,493
Cost of energy systems and product sales	836	454
Sales and marketing	6,933	10,156
Research and development	1,289	993
General and administration	14,351	10,875
Total	$26,302	$24,971
During the three months ended March 31, 2026 and 2025, stock-based compensation expense capitalized to energy systems, net in the Company’s consolidated balance sheets was $1.8 million and $2.4 million, respectively.

Note 13. Income Taxes

The income tax rate for the three months ended March 31, 2026 and 2025 was (2.4)% and 28.5%, respectively. The differences between the actual consolidated effective income tax rate and the U.S. federal statutory rate were primarily attributable to the decreased income tax benefit related to ITC (as defined below) transfer originations and increased net loss attributable to noncontrolling interests and redeemable noncontrolling interests.

The Company sells energy systems to Funds. As the Funds are consolidated by the Company, the gain on the sale of the assets has been eliminated in the consolidated financial statements, however gains on sale are recognized for tax purposes and the tax effects of which, both current and deferred, are included in the Company’s income tax provision.

The Company enters into investment tax credit (each, an "ITC" and collectively, the "ITCs") transfer agreements with third-party transferees to transfer to such third-parties, for cash, the ITCs generated by certain energy systems that have been or will be placed in service. The Company accounts for its share of ITC transfer proceeds under ASC 740, Income Taxes, as a reduction of income tax expense in the consolidated statement of operations during the period in which the credits arise (i.e., the flow-through method) and the tax equity investor’s share is distributed upon receipt. During the three months ended March 31, 2026 and 2025, the Company recognized income tax benefit to the Company of $54.0 million and $110.6 million, respectively, from such transfers.

Note 14. Commitments and Contingencies
Letters of Credit
As of March 31, 2026 and December 31, 2025, the Company had $22.7 million and $23.0 million, respectively, of unused letters of credit outstanding, which each carry fees of 0.50% - 3.75% per annum and 0.50% - 3.75% per annum, respectively.
Guarantees
Certain tax equity funds and debt facilities require the Company to maintain an aggregate amount of $35.0 million of unencumbered cash and cash equivalents at the end of each month.
Purchase Commitment
The Company has several purchase commitments, which have the ability to be canceled without significant penalties, with multiple suppliers to purchase $317.8 million of batteries by the end of the third quarter of 2026 and to purchase $2.2 billion of photovoltaic modules, inverters and batteries between fiscal 2026 and fiscal 2029.

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
The computation of the Company’s basic and diluted net income per share is as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2026	2025
Numerator:
Net income attributable to common stockholders	$167,644	$50,011
Debt discount amortization	498	634
Net income available to common stockholders	$168,142	50,645
Denominator:
Weighted average shares used to compute net income per share attributable to common stockholders, basic	234,576	226,406
Weighted average effect of potentially dilutive shares to purchase common stock	37,769	31,505
Weighted average shares used to compute net income per share attributable to common stockholders, diluted	272,345	257,911
Net income per share attributable to common stockholders
Basic	$0.71	$0.22
Diluted	$0.62	$0.20

The following shares were excluded from the computation of diluted net income per share as the impact of including those shares would be anti-dilutive (in thousands):

	Three Months Ended March 31,
	2026	2025
Outstanding stock options	1,276	2,567
Unvested restricted stock units	2,377	14,157
Convertible Senior Notes (if converted)	—	—
Total	3,653	16,724

Note 16. Related Party Transactions

Advances Receivable—Related Party

Net amounts due from direct-sales professionals were $9.0 million and $8.6 million as of March 31, 2026 and December 31, 2025, respectively. The Company provided a reserve of $2.5 million and $2.6 million as of March 31, 2026 and December 31, 2025, respectively, related to advances to direct-sales professionals who have terminated their employment agreement with the Company.

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

We have experienced substantial growth in our business and operations since our inception in 2007, as well as through our acquisition of Vivint Solar on October 8, 2020. As of March 31, 2026, we operated the largest fleet of residential energy systems in the United States. We have a Networked Solar Energy Capacity of 8,558 megawatts (“MW”) as of March 31, 2026, which represents the aggregate MW production capacity of our energy systems that have been recognized as deployments, from our inception through the measurement date. Gross Earning Assets as of March 31, 2026 were approximately $21.7 billion. Please see the section entitled “Key Operating Metrics” for more details on how we calculate Networked Solar Energy Capacity and Gross Earning Assets.
We also have a long track record of attracting low-cost capital from a variety of sources, including tax equity and debt investors. Since inception we have raised investment funds to finance the installation of energy systems.
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
During the twelve months ended December 31, 2025 and the three months ended March 31, 2026, we observed market uncertainty, including as a result of ongoing announcements related to tariffs, war and global conflict, inflationary pressures, elevated interest rates, the market impacts of proposed or newly enacted regulatory frameworks in markets within which we do business and within our industry and supply constraints. In particular, elevated interest rates, have resulted and may continue to result in a decrease in our advance rates, reducing the proceeds we receive from certain Funds. Because our financing structure is sensitive to volatility in interest rates, higher rates increase our cost of capital and may decrease the amount of capital available to us to finance the deployment of new energy systems. These market dynamics, some of which we expect will continue into the foreseeable future, despite a recent reduction in federal interest rates, have impacted and may continue to impact our business and financial results.
Additionally, our operations and supply chains are subject to risks related to uncertainties in trade regulations and policies, including changes in tariffs, duties, trade barriers, and other restrictions imposed by both domestic and international governments. These trade policy uncertainties may increase our costs, disrupt our supply chain, limit our ability to operate in certain markets, or require us to modify our current business practices. Changes in trade agreements, import/export regulations, and retaliatory measures between countries could further impact the availability and cost of materials necessary for our products and services. While the Company is not a direct importer of modules and batteries, many of the Company's suppliers import products and components from jurisdictions such as China and Vietnam that are subject to tariffs, which could significantly increase component expenses for key products, such as lithium-ion battery cells used in our energy storage systems that are currently sourced primarily from China. Despite our efforts to identify qualified suppliers outside of China, these tariffs and potential future trade restrictions could adversely impact our supply chain costs, the pricing of our products and, consequently, negatively affect consumer demand for our products.

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
State legislative and regulatory frameworks also have a direct impact on our business. For example, on April 15, 2023, California implemented changes to its net metering policy by adopting a net billing tariff (“NBT”), which presented a significant change to the rate structure for new California customers, and had partially limited the financial attractiveness of our offerings in certain regions of the state, particularly for solar-only systems. However, under this policy, the value proposition of storage offerings is significantly enhanced in California. California has transitioned to a predominantly solar plus storage market and the vast majority of California sales now consist of our backup battery offerings. As the demand for solar plus storage offerings grows, we anticipate facing additional operational challenges associated with the complexity of deploying storage solutions. For example, solar plus storage offerings tend to have longer cycle times due to factors such as lengthened permitting and inspection times and potential need of a main panel upgrade. Any such factors that extend the timeframes from customer signature to installation have historically resulted in increased operational challenges and correspondingly lower realization rates, and any future instances may continue to do so. Accordingly, this may adversely affect our financial performance, as well as the timing and magnitude of our installations and the recognition of the associated revenue.
Under the California NBT framework, the value proposition of our products is best understood when customers compare the combined costs of their utility bill along with their Sunrun solar and storage bill, due to the impact of time-of-use rates and export rates. We believe the best customer offering is one that pairs solar and storage, although it may be more confusing to customers when compared to solar-only offers from competitors. This dynamic may result in less sales efficacy so long as customers continue to be presented with inferior, but simpler, solar-only offerings and as a result, may harm our business, financial condition, and results of operations, and may also harm the reputation of the solar industry in California at large.
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
The Need for Fast-Built Dispatchable Power and Home Electrification

The United States is currently experiencing a transformation of our energy system due to a dramatic increase in demand for electricity from data centers, artificial intelligence, and manufacturing, as well as the opportunities of electrification of the American economy with clean energy. We anticipated this critical need for more dispatchable electrons on the grid and have been assisting grid operators with on-demand, home-to-grid energy to help meet demand. Meeting America’s energy needs to power the economy requires adding more dispatchable capacity to the grid.

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
U.S. Energy Policy in a Period of Transition
The federal policy landscape in 2025-2026 has created a dynamic environment that may impact our business and financial results, including via changes to federal tax credits, tariffs, and other regulatory measures. The recent changes to Investment Tax Credits ("ITCs") under the OBBB, or Executive Orders issued by the President of the United States, as well as any other elimination, reduction or delay in policies that support the residential storage and solar industry, could have an adverse effect on our business. For further information regarding certain of the impacts of the OBBB on our business, see Part II, Item 1A. Risk Factors—"Risks Related to Regulation and Policy—Federal tax policy impacts the competitiveness of our service offerings to customers and our market” and “Risks Related to Taxes and Accounting—Our ability to provide our storage and solar service offerings to customers on an economically viable basis depends in part on our ability to finance these systems with fund investors who seek particular tax and other benefits” and “—Our business depends in part on the availability of utility rebates, tax credits and other benefits, tax exemptions and exclusions, and other financial incentives on the federal, state, and/or local levels. We may be adversely affected by changes in, and application of, these laws or other incentives to us, and the expiration, elimination or reduction of these benefits could adversely impact our business.” Additionally, these and other regulatory policies set forth in the United States’ government could contribute to a higher interest rate environment, which may further negatively impact our operations and financing costs. While it is difficult to predict specific outcomes at this time, we expect a period of regulatory and policy uncertainty and change in the near term. However, we believe our diversified business model and flexible operational framework position us to adapt to potential adverse changes in the regulatory landscape and to continue building on the robust bipartisan support for residential solar policy.

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

Funds
As of March 31, 2026, we had 60 active Funds, which are described below. We have established different types of Funds to implement our asset monetization strategy. Depending on the nature of the Fund, cash may be contributed to the investment Fund by the investor upfront or in stages based on milestones associated with the design, construction or interconnection status of the energy systems. The cash contributed by the Fund investor is used by the Fund to purchase energy systems. The Funds own a Sunrun subsidiary for the energy systems, Customer Agreements and associated incentives. We receive on-going cash distributions from the Funds representing a portion of the monthly customer payments received. We use the upfront cash, as well as on-going distributions to cover our costs associated with designing, purchasing and installing the energy systems. In addition, we also use debt, equity and other financing strategies to fund our operations. The allocation of the economic benefits between us and the Fund investor and the corresponding accounting treatment varies depending on the structure of the Fund.
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

For all of our partnership flips, the redeemable noncontrolling interest is carried on our balance sheet at the greater of the redemption value or the amount calculated under the HLBV method. The HLBV method estimates the amount that, if the fund’s assets were hypothetically sold at their book value, the investor would be entitled to receive according to the liquidation waterfall in the partnership agreement. As of March 31, 2026, the noncontrolling interest balance (redeemable or otherwise) for these Funds was $1.6 billion.

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

	Three months ended March 31,
	2026	2025
Subscriber Additions in period	17,665	23,692
Contracted Subscriber Value (per Subscriber)	$55,464	$48,727
Aggregate Contracted Subscriber Value (in thousands)	$979,775	$1,154,440

	As of March 31,
	2026	2025
Networked Solar Capacity (megawatts)	8,558	7,721
Customers	1,184,634	1,074,270

	As of March 31,
	2026	2025

	(in thousands)
Contracted Gross Earning Assets	$16,567,633	$14,294,083
Non-contracted or Upside Gross Earning Assets	5,171,582	4,242,139
Gross Earning Assets	$21,739,215	$18,536,222

The tables below provide a range of Gross Earning Asset amounts if different default, discount and purchase and renewal assumptions were used.
Contracted Gross Earning Assets:

	As of March 31, 2026
	Discount rate
Annualized Net Default rate	4%	5%	6%	7%	8%

	(in thousands)
0.75%	$17,890,494	$16,421,766	$15,138,503	$14,012,588	$13,020,692
0.50%	$18,488,866	$16,954,459	$15,614,879	$14,440,483	$13,406,683
0.25%	$19,087,238	$17,487,151	$16,091,256	$14,868,378	$13,792,673
0.00%	$19,685,609	$18,019,844	$16,567,633	$15,296,272	$14,178,664
Non-contracted or Upside Gross Earning Assets:

	As of March 31, 2026
	Discount rate
Purchase or Renewal rate	4%	5%	6%	7%	8%

	(in thousands)
80%	$6,548,041	$5,431,961	$4,529,477	$3,796,375	$3,198,163
90%	$7,483,159	$6,204,990	$5,171,582	$4,332,254	$3,647,467
100%	$8,418,277	$6,978,019	$5,813,688	$4,868,132	$4,096,772

Total Gross Earning Assets:

	As of March 31, 2026
	Discount rate
Purchase or Renewal rate	4%	5%	6%	7%	8%

	(in thousands)
80%	$26,233,651	$23,451,805	$21,097,110	$19,092,648	$17,376,827
90%	$27,168,769	$24,224,834	$21,739,215	$19,628,526	$17,826,132
100%	$28,103,886	$24,997,863	$22,381,321	$20,164,405	$18,275,436

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). GAAP requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. In many instances, we could have reasonably used different accounting estimates, and in other instances, changes in the accounting estimates are reasonably likely to occur from period to period. Actual results could differ significantly from our estimates. Our future financial statements will be affected to the extent that our actual results materially differ from these estimates. For further information on all of our significant accounting policies, see Note 2, Summary of Significant Accounting Policies of our Annual Report on Form 10-K for the year ended December 31, 2025, filed on February 26, 2026.

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
We begin to recognize revenue from a Customer Agreement when permission to operate ("PTO") for the applicable energy system is given by the local utility company or on the date daily operation commences if utility approval is not required. For Customer Agreements that include a fixed fee per month which entitles the customer to any and all electricity generated by the system, we recognize revenue evenly over the time that we satisfy our performance obligations over the initial term of Customer Agreements. After the initial contract term, our Customer Agreements typically automatically renew annually or for a five year term.
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
Consideration from customers is considered variable due to the performance guarantee under Customer Agreements and liquidated damage provisions under SREC contracts in the event minimum deliveries are not achieved. Customer Agreements with a performance guarantee provide a credit to the customer if the system’s cumulative production, as measured on various PTO anniversary dates, is below our guarantee of a specified minimum. Revenue is recognized to the extent it is probable that a significant reversal of such revenue will not occur. If our estimate of the future production shortfall amount for Customer Agreements with a performance guarantee was 10% higher, the additional reduction to revenue in the three months ended March 31, 2026 would have been less than $5.2 million. Our estimated production shortfall reduced revenue during the three months ended March 31, 2026 by approximately $1.5 million more than the prior year’s period. We have historically estimated an immaterial amount of liquidated damages pursuant to SREC contracts, and actual damages have not been materially different from estimates, nor material in amount during the three months ended March 31, 2026 and 2025.

Energy Systems and Product Sales. Energy systems sales are revenue from the sale of energy systems directly to customers, third party investors, or non-controlling joint venture customers. We generally recognize revenue from energy systems sold to customers when the energy system passes inspection by the authority having jurisdiction, which inspection generally occurs after installation but prior to PTO, at which time we have met the performance obligation in the contract. For energy system sales that include delivery obligations up until interconnection to the local power grid with permission to operate, we recognize revenue at PTO. For sale of energy systems subject to newly originated Customer Agreements to third-party investors, we recognize revenue over time as performance obligations are satisfied, based on the achievement of milestones. Revenue is adjusted for variable consideration related to potential returns, price adjustments, and other customer concessions. These adjustments are calculated using the expected value method. Certain energy systems sold to customers include fees for extended warranty and maintenance services. These fees are recognized over the life of the service agreement.

Product sales revenue consists of revenue from the sale of solar panels, inverters, racking systems, roof repair, and other energy products sold to resellers, as well as the sale of customer leads to third parties, including our partners and other solar providers. Product sales revenue is recognized when control is transferred, generally upon shipment, or as services are delivered. Customer lead revenue is recognized at the time the lead is delivered.
Impairment of Long-Lived Assets
The carrying values of our long-lived assets, including energy systems, are periodically reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable or that the useful life is shorter than originally estimated. Factors that we consider in deciding when to perform an impairment review would include significant negative industry or economic trends, and significant changes or planned changes in our use of the assets. Recoverability of these assets is measured by comparison of the carrying value of each asset group to the future undiscounted cash flows the asset is expected to generate over its remaining life. If the asset is considered to be impaired, the amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset. If the useful life is shorter than originally estimated, we amortize the remaining carrying value over the new shorter useful life. During the three months ended March 31, 2026 and 2025, there were no indicators of impairment and therefore no cash flow analysis was performed.
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
The calculation of HLBV does not require estimates since each HLBV calculation is based upon the liquidation provisions of each fund’s contractual agreement. The calculation of the redeemable noncontrolling interest balance involves estimates such as a discount rate used in net present value calculations, and customer default rates. If the assumptions used for each of these were 10% higher, the impact to the aggregate redeemable noncontrolling interest balance as of March 31, 2026 would be a reduction of $22.8 million.

Results of Operations
The results of operations presented below should be reviewed in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q.

	Three Months Ended March 31,
	2026	2025

	(in thousands, except per share data)
Revenue:
Customer agreements and incentives	$467,822	$402,920
Energy systems and product sales	254,409	101,351
Total revenue	722,231	504,271
Operating expenses:
Cost of customer agreements and incentives	314,742	308,629
Cost of energy systems and product sales	187,688	96,798
Sales and marketing	178,533	145,990
Research and development	10,143	9,979
General and administrative	74,635	57,763
Total operating expenses	765,741	619,159
Loss from operations	(43,510)	(114,888)
Interest expense, net	(263,943)	(227,434)
Other income (expense), net	17,186	(45,399)
Loss before income taxes	(290,267)	(387,721)
Income tax expense (benefit)	7,066	(110,550)
Net loss	(297,333)	(277,171)
Net loss attributable to noncontrolling interests and redeemable noncontrolling interests	(464,977)	(327,182)
Net income attributable to common stockholders	$167,644	$50,011
Net income per share attributable to common stockholders
Basic	$0.71	$0.22
Diluted	$0.62	$0.20
Weighted average shares used to compute net income per share attributable to common stockholders
Basic	234,576	226,406
Diluted	272,345	257,911

Comparison of the Three Months Ended March 31, 2026 and 2025
Revenue

	Three Months Ended March 31,		Change
	2026	2025	$	%

	(in thousands)
Customer agreements	$447,102	$381,360	$65,742	17%
Incentives	20,720	21,560	(840)	(4)%
Customer agreements and incentives	467,822	402,920	64,902	16%

Energy systems	212,215	40,068	172,147	430%
Products	42,194	61,283	(19,089)	(31)%
Energy systems and product sales	254,409	101,351	153,058	151%
Total revenue	$722,231	$504,271	$217,960	43%
Customer Agreements and Incentives. The $65.7 million increase in Revenue from Customer Agreements was primarily due to new systems placed in service in the period from April 1, 2025 through March 31, 2026, plus a full three months of revenue recognized in 2026 for systems placed in service in the first three months of 2025 versus only a partial amount of such revenue related to the period in which the assets were in service in 2025. Revenue from incentives consisted primarily of sales of SRECs. The $0.8 million decrease related to the timing and volume of SREC sales which were responsive to market conditions.
Energy Systems and Product Sales. Revenue from energy systems sales increased by $172.1 million compared to the prior year primarily due to a transaction that Sunrun entered into in the third quarter of 2025 whereby certain storage and energy systems subject to newly originated Customer Agreements are sold to a third-party investor; however, Sunrun continues to maintain the customer experience and servicing relationships and can sell future goods and services to these customers. Product sales decreased by $19.1 million, primarily due to the lower average sales price of energy products, as well as lower sales volume of energy products to installers of energy systems compared to the prior year, due to easing of supply chain constraints.
Operating Expenses

	Three Months Ended March 31,		Change
	2026	2025	$	%

	(in thousands)
Cost of customer agreements and incentives	$314,742	$308,629	$6,113	2%
Cost of energy systems and product sales	187,688	96,798	90,890	94%
Sales and marketing	178,533	145,990	32,543	22%
Research and development	10,143	9,979	164	2%
General and administrative	74,635	57,763	16,872	29%
Total operating expenses	$765,741	$619,159	$146,582	24%
Cost of Customer Agreements and Incentives. The $6.1 million increase in Cost of Customer Agreements and Incentives was primarily due to the new systems placed in service in the period from April 1, 2025 through March 31, 2026, plus a full three months of costs recognized in 2026 for systems placed in service in the three months of 2025 versus only a partial amount of such expenses related to the period in which the assets were in service in 2025.
The Cost of customer agreements and incentives decreased to 67% of customer agreements and incentives revenue during the three months ended March 31, 2026, from 77% during the three months ended March 31, 2025. This decrease is primarily due to customer pricing increases catching up to costs.

Cost of Energy Systems and Product Sales. The $90.9 million increase in Cost of energy systems and product sales was primarily due to the corresponding net increase in the energy systems and product sales discussed above.
The Cost of energy systems and product sales decreased to 74% of revenue from energy systems and product sales during the three months ended March 31, 2026, from 96% during the three months ended March 31, 2025, primarily due to the increase in system sales to a third-party investor related to the transaction Sunrun entered in Q3 2025 discussed above.
Sales and Marketing Expense. The $32.5 million increase in Sales and marketing expense was primarily attributable to an increase in costs to acquire customers through our sales lead generating partners related to the increase in system sales to a third-party from the transaction Sunrun entered starting in Q3 2025 discussed above. A decrease in headcount driving lower employee compensation partially offset such costs. Included in Sales and marketing expense is $24.6 million and $22.1 million of amortization of costs to obtain Customer Agreements for the three months ended March 31, 2026 and 2025, respectively.
Research and Development Expense. The $0.2 million increase in Research and development expense was primarily attributable to an increase in headcount driving higher employee compensation.
General and Administrative Expense. The $16.9 million increase in General and administrative expenses was primarily attributable to increases related to information technology related consulting costs, as well as employee compensation.

Non-Operating Expenses, net

	Three Months Ended March 31,		Change
	2026	2025	$	%

	(in thousands)
Interest expense, net	$(263,943)	$(227,434)	$(36,509)	16%
Other income (expense), net	$17,186	$(45,399)	$62,585	138%

Interest Expense, net. The increase in interest expense, net of $36.5 million was primarily related to additional non-recourse debt entered into subsequent to March 31, 2025. Included in net interest expense is $10.0 million and $9.3 million of non-cash interest recognized under Customer Agreements that have a significant financing component for the three months ended March 31, 2026 and 2025, respectively.

Other Income (Expense), net. The increase in other income (expense), net of $62.6 million related primarily to gains on derivatives recognized in the three months ended March 31, 2026.
Income Tax Expense (Benefit)

	Three Months Ended March 31,		Change
	2026	2025	$	%

	(in thousands)
Income tax expense (benefit)	$7,066	$(110,550)	$117,616	(106)%

The decrease in income tax benefit of $117.6 million is primarily attributable to decreased benefit related to ITC transfer originations and increased net income attributable to common stockholders.

Net Loss Attributable to Noncontrolling Interests and Redeemable Noncontrolling Interests

	Three Months Ended March 31,		Change
	2026	2025	$	%

	(in thousands)
Net loss attributable to noncontrolling interests and redeemable noncontrolling interests	$(464,977)	$(327,182)	$(137,795)	42%
The increase in net loss attributable to noncontrolling interests and redeemable noncontrolling interests was primarily the result of an addition of five new investment funds since March 31, 2025, for which the HLBV method was used in determining the amount of net loss attributable to noncontrolling interests. Investment funds generally allocate more loss to the noncontrolling interest in the first several years after fund formation.

Liquidity and Capital Resources
As of March 31, 2026, we had cash of $679.6 million, which consisted of cash held in checking and savings accounts with financial institutions. We finance our operations mainly through a variety of financing fund arrangements that we have formed with fund investors, cash generated from our sources of revenue and borrowings from secured credit facilities arrangements with syndicates of banks and from secured, long-term non-recourse loan arrangements. In 2025, we received $1.2 billion of new commitments on secured credit facilities arrangements and $1.6 billion of commitments from secured, long-term non-recourse loan arrangements. Our principal uses of cash are funding our business, including the costs of acquisition and installation of solar energy systems, satisfaction of our obligations under our debt instruments and other working capital requirements. As of March 31, 2026, we had outstanding borrowings of $152.2 million on our $321.4 million credit facility maturing in March 2028. In December 2025, we amended our bank line of credit to, among other things, reduce the total commitments from $447.5 million to approximately $321.4 million, and to extend the maturity date from March 2027 to March 2028. In February 2024, we amended one of our subsidiary’s senior secured credit facility to, among other things, increase the total commitments from $1.8 billion to $2.6 billion and extend the maturity date from April 2025 to April 2028. For further information regarding certain of the impacts our ability to raise capital on our business, see Part I, Item 1A. Risk Factors— Risks Related to Our Operating Structure and Financing Activities—"We need to raise capital to finance the continued growth of our operations and solar service business. If capital is not available to us on acceptable terms, as and when needed, our business and prospects would be materially and adversely impacted. In addition, our business is affected by general economic conditions and related uncertainties affecting markets in which we operate. Volatility in current economic conditions could adversely impact our business, including our ability to raise financing.”

Additionally, we have purchase commitments, which have the ability to be canceled without significant penalties, with multiple suppliers to purchase $317.8 million of batteries by the end of the third quarter of 2026 and to purchase $2.2 billion of photovoltaic modules, inverters and batteries between fiscal year 2026 and fiscal year 2029. In February 2026, we amended one of our subsidiary's senior secured credit facility to, among other things, increase the total commitment to $2.7 billion and extend the maturity date from February 2028 to February 2030. Our business model requires substantial outside financing arrangements to grow the business and facilitate the deployment of additional energy systems. The energy systems that are operational are expected to generate a positive return rate over the term of the Customer Agreement, typically 20 or 25 years. However, in order to grow, we will continue to be dependent on financing from outside parties. If financing is not available to us on acceptable terms if and when needed, we may be required to reduce planned spending, which could have a material adverse effect on our operations. While there can be no assurances, we anticipate raising additional required capital from new and existing investors. We believe our cash, investment fund commitments and available borrowings as further described below will be sufficient to meet our anticipated cash needs for at least the next 12 months. We believe we will meet longer-term expected future cash requirements and obligations through a combination of cash flows from operating activities, available cash balances, and available credit via our credit facilities. The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
	2026	2025

	(in thousands)
Consolidated cash flow data:
Net cash provided by (used in) operating activities	$10,623	$(104,206)
Net cash used in investing activities	(428,554)	(655,021)
Net cash provided by financing activities	270,214	790,714
Net change in cash and restricted cash	$(147,717)	$31,487
Operating Activities
During the three months ended March 31, 2026, we generated $10.6 million in net cash provided from operating activities. The driver of our operating cash outflow consisted of the cost of our revenue, as well as sales, marketing and general and administrative costs. During the three months ended March 31, 2026, our operating cash outflows were $13.0 million from our net loss excluding non-cash and non-operating items. Changes in working capital resulted in a net cash inflow of $23.6 million.

During the three months ended March 31, 2025, we used $104.2 million in net cash from operating activities. The driver of our operating cash outflow consisted of the cost of our revenue, as well as sales, marketing and general and administrative costs. During the three months ended March 31, 2025, our operating cash outflows were $86.3 million from our net loss excluding non-cash and non-operating items. Changes in working capital resulted in a net cash inflow of $17.9 million.
Investing Activities
During the three months ended March 31, 2026, we used $428.6 million in cash in investing activities. The majority was used to design, acquire and install energy systems and components under our long-term Customer Agreements.
During the three months ended March 31, 2025, we used $655.0 million in cash in investing activities. The majority was used to design, acquire and install energy systems and components under our long-term Customer Agreements.
Financing Activities
During the three months ended March 31, 2026, we generated $270.2 million from financing activities. This was primarily driven by $230.2 million in net proceeds from fund investors, $32.5 million in net proceeds from debt (which includes $89.0 million of normal amortization for existing debt), $12.4 million in net proceeds from state tax credits and $1.3 million in net proceeds from stock-based awards activity, offset by $6.1 million in repayments under finance lease obligations.
During the three months ended March 31, 2025, we generated $790.7 million from financing activities. This was primarily driven by $195.6 million in net proceeds from fund investors and $626.3 million in net proceeds from debt (which includes $72.9 million of normal amortization for existing debt), offset by $6.5 million in repayments under finance lease obligations.

Debt and Fund Commitments
As of March 31, 2026, we had committed and available capital of approximately $541.1 million that may only be used to purchase and install energy systems. We intend to establish new investment funds in the future, and we may also use debt, equity or other financing strategies to finance our business. For a discussion of the terms and conditions of debt instruments and changes thereof in the period, refer to Note 8, Indebtedness, to our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Recent Accounting Pronouncements
See Note 2, Summary of Significant Accounting Policies, to our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to certain market risks in the ordinary course of our business. Our primary exposure includes changes in interest rates because certain borrowings bear interest at floating rates based on SOFR, plus a specified margin. We sometimes manage our interest rate exposure on floating-rate debt by entering into derivative instruments to hedge all or a portion of our interest rate exposure in certain debt facilities. We do not enter into any derivative instruments for trading or speculative purposes. Changes in economic conditions could result in higher interest rates, thereby increasing our interest expense and operating expenses and reducing funds available for capital investments, operations and other purposes. For quantitative and qualitative disclosures about market risk, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the year ended December 31, 2025, filed on February 26, 2026. Our exposures to market risk have not changed materially since December 31, 2025.

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

In connection with that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective and designed to provide reasonable assurance that the information required to be disclosed is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms as of March 31, 2026. As such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, “disclosure controls and procedures” means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
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

Home battery storage and solar energy has yet to achieve broad market acceptance and depends in part on continued support in the form of rebates, tax credits, and other incentives from federal, state and local governments. For example, the most notable recent federal tax legislation affecting our business is the OBBB, that President Trump signed into law on July 4, 2025. The new law makes adverse changes to tax policies that we rely upon, including to the eligibility of solar energy systems for the 48E Clean Electricity Investment Credit after 2027. The law maintains the 48E credit for energy storage through 2033. The law also applies new “Prohibited Foreign Entity” (“PFE”) restrictions to the Section 48E credit, which could potentially deny tax credits to entities owned, controlled, or influenced by certain specified foreign entities of concern, and for projects that use certain components or receive "material assistance" from certain prohibited foreign entities of concern, thereby potentially increasing costs and potentially reducing demand, or restricting access to tax credits. Further, the law ended the Residential Clean Energy Credit on January 1, 2026. Additionally, there have been significant changes in the residential solar policy and pricing framework in California, which is one of our key markets and represents over 45% of our customer base, as of March 31, 2026. Changes to California’s net metering policy, with the new billing regime implemented in April 2023, presented a significant change to the financial credits California customers receive from our solar and battery systems and may limit the financial attractiveness of our offerings in this market, particularly for solar-only systems. Originations in California are below levels prior to the Net Billing Tariff (“NBT”) transition, and without further increases in originations, our new installations in California may continue to decline compared to prior periods, which could have a material adverse effect on our business operations and financial performance. If support diminishes materially for solar or storage policy related to rebates, tax credits, bill crediting, or other incentives, our ability to obtain external financing on acceptable terms, or at all, could be materially adversely affected. These types of funding limitations could lead to inadequate financing support for the anticipated growth in our business. Furthermore, growth in residential solar and storage energy depends in part on macroeconomic conditions, retail prices of electricity and customer preferences, each of which can change quickly. Declining macroeconomic conditions, including in job markets and residential real estate markets, could contribute to instability and uncertainty among customers and impact their financial wherewithal, credit scores or interest in entering into long-term contracts, even if such contracts would generate immediate and long-term savings.

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

In addition, on April 21, 2025, the U.S. Commerce Department issued final anti-dumping (“AD”) and countervailing duty (“CVD”) rates on crystalline solar cells and modules imported from Vietnam, Malaysia, Thailand and Cambodia. These countries have supplied the majority of imported solar cells and modules to the United States in recent years. The final determinations imposed a wide range of duty rates depending on the specific exporter, including individually determined rates for certain major manufacturers and significantly higher rates for non-cooperative or unreviewed companies, in some cases exceeding 3,400%. Even the individually determined rates applicable to major exporters from whom we or our suppliers may source such cells and modules may represent a material increase in costs. The imposition of these duties generally has an inflationary effect on module prices for solar energy equipment installers, including us.

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

At the federal level, tax policy and associated regulations have a direct impact on our business. The most notable recent tax legislation affecting our business is the OBBB signed into law on July 4, 2025. The new law adjusts federal energy tax policies that we rely upon, including the 48E Clean Electricity Investment Credit and its associated “bonus” credits. For example, while the law maintains the 48E credit for energy storage that begins construction by the end of 2033, it shortens the availability of the 48E credit for solar facilities by requiring construction to begin by July 4, 2026 to maintain the four-year continuity safe-harbor to place a project in service.

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

Some states, including our largest market of California, have moved away from the traditional retail NEM credit structure of paying the full retail rate for exported electricity, and instead, such states have chosen to value excess generation by customers’ solar systems in different ways. Arizona moved to a declining export rate in 2016, and Nevada similarly transitioned to a step-down export credit over time starting in 2017. Hawaii transitioned from retail NEM in 2016 and developed programs that utilize values from rooftop solar paired with batteries to support grid needs. At the end of 2024, Illinois transitioned from traditional retail NEM to a Smart Solar Billing tariff, which includes an upfront distribution system payment paired with a time-varying export rate, which maintained customer value by utilizing solar paired with batteries. In 2024, the Fiscal Oversight and Management Board of Puerto Rico filed a lawsuit that would require the Puerto Rico Energy Board to review and determine the future of NEM, which could revise or reverse Puerto Rico’s Act 10, which had unanimously extended NEM through 2031. The lawsuit is still ongoing. Additionally, some states like New Jersey have established caps or thresholds that could trigger regulatory review of net metering policies in the coming years. Maryland recently passed legislation requiring an analysis of solar and storage rate designs to evaluate if and when to transition from retail net metering.

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

Under the new California NBT framework, storage paired with solar has a heightened value proposition to customers. The NBT framework may also result in the introduction of new product offerings and pricing structures by our competitors throughout the solar and utilities industries. This may also result in increased competition and uncertainty regarding the demand for such new products and offerings, which may adversely impact our business and results of operations. Existing customers utilizing net metering under NEM1 or NEM2 billing regimes have had their energy systems' value routinely protected. Most recently in 2025, legislation was introduced (AB942) which would have retroactively impacted existing customers’ rights to legacy net metering tariffs. However, the California legislature removed the substantive provisions of the bill and it was held in committee in 2025.

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

All states regulate investor-owned utility retail electricity pricing. In addition, there are numerous publicly owned utilities and electric cooperatives that establish their own retail electricity pricing through some form of regulation or internal process. These regulations and policies could deter potential customers from purchasing our solar service offerings. For example, some utilities in states such as Arizona have sought and secured rate design changes that reduce the credit for residential solar exports to below the retail rate and impose new charges for rooftop solar customers. Utilities in additional states may follow suit. Such rate changes can include changing rates to charge lower volume-based rates — the rates charged for kilowatt hours of electricity purchased by a residential customer—while raising unavoidable fixed charges and levying charges on homeowners based on their point of maximum demand during a month (referred to as “demand charge”). These forms of rate design could adversely impact our business by reducing the value of the electricity our energy systems produce, and reducing any savings customers realize by purchasing our solar and battery service offerings. In September 2025, the Public Utilities Commission of Nevada initially approved a daily demand charge for all residential customers in Nevada Power service territory, which could negatively impact the value of home solar and storage. While originally set to begin on

April 1, 2026, the Public Utilities Commission of Nevada delayed implementation to January 1, 2027, and this charge is currently being challenged in court. These proposals could be replicated in other states. In addition to changes in general rates charged to all residential customers, utilities sometimes have proposed solar-specific charges (which may be fixed charges, capacity-based charges, or other rate charges). Any of these changes could materially reduce the demand for our offerings and could limit the number of markets in which our offerings are competitive with electricity provided by the utilities.

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

Our Customer Agreements are third-party ownership arrangements. Sales of electricity by third parties face regulatory challenges in some states and jurisdictions. These challenges pertain to issues such as whether third-party-owned systems qualify for the same rebates, tax exemptions or other non-tax incentives available for homeowner-owned energy systems, whether third-party-owned systems are eligible at all for these incentives, whether our Customer Agreements are properly characterized as leases or PPAs, and whether third-party-owned systems are eligible for net metering and the associated significant cost savings. Texas and Connecticut clarified through legislation that third-party-owned residential solar systems would be treated the same as customer-owned systems, and would qualify for the existing residential solar property tax exemption. Additionally, Virginia passed legislation in 2024 that clarified leased systems are allowed, and then expanded clarification in 2026 to allow for PPAs. Adverse regulatory treatment of third-party ownership arrangements could reduce demand for our solar and battery service offerings, adversely impact our access to capital and cause us to increase the price we charge customers for energy.

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

We typically bear the risk of loss and are generally obligated to cover the cost of maintenance, repair and removal for any energy system that we sell or lease to our investment funds. At the time we sell or lease an energy system to an investment fund, we enter into a maintenance services agreement where we agree to operate and maintain the system for a fixed fee that is calculated to cover our future expected maintenance costs. If our energy systems require an above-average amount of repairs or if the cost of repairing systems were higher than our estimate, we would need to perform such repairs without additional compensation. If our energy systems, more than 45% of which were located in California as of March 31, 2026, are damaged as the result of a natural disaster beyond our control, losses could exceed or be excluded from our insurance policy limits, and we could incur unforeseen costs that could harm our business and financial condition. We may also incur significant costs for taking other actions in preparation for, or in reaction to, such events. We purchase property insurance with industry standard coverage and limits approved by an investor’s third-party insurance advisors to hedge against such risk, but such coverage may not cover our losses.

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

As of March 31, 2026, California represented over 45% of our customer base. This concentration of our customer base and operational infrastructure could lead to our business and results of operations being particularly susceptible to adverse economic, regulatory, political, weather and other conditions in this market and in other markets that may become similarly concentrated, in particular the east coast, where we have seen significant growth recently. Changes to California's net metering and tariff structure in 2023 created additional uncertainty and challenges, and thus a shift to more solar-paired-with-storage offerings, given the size of our customer base in California. Originations in California continue to be below levels prior to the NBT transition, and without further increases in originations, our new installations in California may continue to decline compared to prior periods, which could have a material adverse effect on our business operations and financial performance.

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

We utilize a direct-to-home sales model as a primary sales channel and are vulnerable to changes in laws and regulations related to direct sales and marketing that could impose additional limitations or even prohibit unsolicited residential sales calls and may impose additional restrictions such as adjustments to our marketing materials and direct-selling processes, as well as new training for personnel. If additional laws and regulations affecting direct sales and marketing are passed in the markets in which we operate, we may be restricted in our use of or prohibited from utilizing such sales models. In addition, it would take time to train our sales professionals to comply with such laws, and we may be exposed to fines or other penalties for violations of such laws. If we are prohibited from, restricted in, or fail to compete effectively through our direct-selling efforts, our financial condition, results of operations and growth prospects could be adversely affected.

Maintaining and developing new sales channels and managing affiliate channel partner networks could be costly and time-consuming. As we enter new channels and establish new partnerships, we could be at a disadvantage relative to other companies who have more history in these spaces.

As we continue to grow and expand our sales channels, we may encounter challenges and additional costs.

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

If we fail to manage our affiliate channel partner relationships, we may be unable to adequately meet anticipated demand for our energy systems service offerings, or we may only be able to offer our systems at higher costs or after delays. Further, if the terms, including geographic scope, exclusivity, pricing, duration, or other key terms of our agreements with our energy system partners are substantially altered, it may impact our operational results and financial performance.

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

Our Customer Agreements are typically for 20 or 25 years and require the customer to make monthly payments to us. Accordingly, we are subject to the credit risk of customers. As of March 31, 2026, the average FICO score of our customers under a Customer Agreement with a monthly payment schedule remained at or above 740, which is generally categorized as a “Very Good” credit profile by the Fair Isaac Corporation. However, this may decline to the extent FICO score requirements under future investment funds are relaxed. As our fleet of systems ages and we experience annual defaults from customers, cumulative annual defaults increase accordingly. If realized annual defaults and cumulative defaults exceed assumptions made by us or our financing partners, we may experience reduced revenue and face reductions in the financing proceeds obtained for new funds and potentially at less advantageous terms. Due to the immaterial amount of customer defaults to date, our reserve for this exposure is minimal, and our future exposure may exceed the amount of such reserves. If we experience increased customer credit defaults, our revenue and our ability to raise new investment funds could be adversely affected. If economic conditions worsen, certain of our customers may face liquidity concerns and may be unable to satisfy their payment obligations to us on a timely basis or at all, which could have a material adverse effect on our financial condition and results of operations.

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

In the ordinary course of business, we, our third-party providers, and our suppliers collect, receive, store, transmit, process, and use proprietary, confidential, and sensitive data, including personal information of customers, such as names, addresses, email addresses, credit information, and housing and energy use information, as well as personal information of our employees. We rely on third parties and technologies to operate critical business systems that process this information, including cloud-based infrastructure, encryption and authentication technology, and employee communications platforms.

Cyber-attacks, fraud, and other malicious activity threaten the confidentiality, integrity, and availability of this information and the systems on which we and our third parties rely. These threats are prevalent, rising, and increasingly difficult to detect, and they originate from a wide range of actors, including hackers, hacktivists, organized criminal groups, insiders (through theft or misuse), and nation-state and nation-state-supported actors. Threat activity can intensify during periods of geopolitical conflict, including through retaliatory attacks that could materially disrupt our operations, supply chain, and ability to serve customers.

The threat landscape we face includes, among others: malware and advanced persistent threats; ransomware; social engineering, phishing, and deepfake-enabled impersonation; denial-of-service, credential stuffing, and credential harvesting attacks; supply-chain compromise; software and hardware vulnerabilities; insider misconduct or error; and attacks enhanced or enabled by artificial intelligence. Our distributed workforce, contractors, and third-party service providers expand the set of devices, identities, and access points that must be secured. Severe ransomware attacks in particular can cause significant operational disruption, data loss, and financial harm; extortion payments may mitigate these effects, but we may be unwilling or unable to make them due to applicable laws or regulations, including U.S. economic sanctions restrictions on payments to designated persons or jurisdictions.

We maintain a cybersecurity program designed to prevent, detect, and respond to these threats, including controls such as identity-based access management, endpoint security, network segmentation, and vulnerability management, together with a cross-functional incident response process that includes a defined escalation path and a materiality assessment protocol for evaluating disclosure obligations. We also maintain cybersecurity insurance. No program, however, can prevent all incidents. Security measures may fail or be circumvented; vulnerabilities may not be detected or remediated on a timely basis; and patch and remediation efforts may be delayed. Our ability to monitor the security practices of third parties is inherently limited, and a security incident, operational failure, or service disruption affecting a concentrated or difficult-to-substitute provider, including cloud infrastructure, identity, or collaboration platforms, could affect our operations even where the provider is in compliance with its obligations to us. Cybersecurity insurance coverage is subject to material limitations, including sub-limits for ransomware and extortion events, co-insurance requirements, exclusions for acts of war, hostile acts, or state-sponsored activity, and substantial retentions. While we generally seek to include limitations of liability, indemnification provisions, and data-security obligations in our contracts with customers, vendors, and service providers, we are not always able to negotiate these terms and protections at the scope or cap levels we prefer, and some contracts may omit them entirely. Even where such provisions are in place, they may not be sufficient to protect us from liabilities, damages, or claims, and may be unenforceable in certain jurisdictions.

Cybersecurity incidents affecting our grid services operations or distributed energy resource ("DER") fleet could disrupt operations and affect utility partners and customers. We manage a large network of residential energy systems that provide power capacity and other grid services to utilities and grid operators through software platforms, communications networks, equipment controls, and data connections with third parties. These systems include internet-connected inverters, batteries, and metering devices deployed in customer homes, which operate on longer lifecycles than typical enterprise IT and present distinct cybersecurity considerations, including firmware integrity and the need to maintain security over the operational life of the deployed fleet. A cyberattack, system failure, or communications outage could limit our ability to operate these systems, reduce availability during critical grid events, affect data accuracy, or damage equipment, potentially impacting customers, counterparties, and local grid reliability and leading to contractual disputes, regulatory action, or loss of program participation. Cybersecurity requirements for these services continue to evolve at the federal and state levels, which could increase costs, require operational changes, or restrict participation in certain markets.

A security incident could result in unauthorized access to or disclosure, modification, destruction, or encryption of our sensitive information or systems, or those of third parties with whom we work, and could disrupt our ability to provide services. Applicable data privacy and security obligations may require us to notify affected individuals, customers, regulators, or investors of such incidents. Materiality determinations for disclosure purposes must often be made on short timelines and under conditions of incomplete information, and inaccurate or delayed determinations, or conflicts between SEC disclosure timing and law enforcement delay requests, could result in enforcement action, securities litigation, or reputational harm. The consequences of a security incident, or the perception of one, may include operational disruption, financial loss, regulatory enforcement, litigation and indemnification exposure, and reputational harm that impairs customer acquisition and retention.

Sensitive information about the Company, our employees, or our customers may also be exposed outside of a traditional security incident, including through use of generative AI technologies by our personnel or vendors, or through inference or aggregation by third parties from public sources, data brokers, or other external channels, in ways that could harm our competitive position or create regulatory exposure.

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

Our employees and personnel use generative artificial intelligence (“AI”) technologies, and the use of these tools may involve personal data and other information subject to privacy laws, contractual obligations, and evolving regulatory requirements. Governments have adopted, and may continue to adopt, additional laws governing AI, which could increase compliance costs, lead to regulatory inquiries, enforcement actions, or litigation, and require changes to how we deploy or use these technologies. We have implemented policies and procedures governing employee, contractor, and service provider use of AI tools, including data submission restrictions and review processes for certain AI-enabled products and services. However, these controls may not prevent all unauthorized, inaccurate, or non-compliant use, and their effectiveness depends on continued training, monitoring, and adaptation as AI technologies and related regulations evolve. If we are unable to use AI effectively, our operations could become less efficient and thereby negatively impact our business, financial condition, results of operations, or competitive position.

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

In June 2023, the CSLB initiated a formal rule proposal to allow solar installers (C-46 license holders) to continue to install energy storage systems less than 80 kWh when “incidental and supplemental” to the installation of a PV system, but would require the use of a C-10 license holder for repair and retrofit work. The proposed rule was adopted by the CSLB on April 18, 2024. The Office of Administrative Law approved the proposed rule on June 5, 2024, and the rule was set to be effective as of October 1, 2024. In early 2026, the parties and the CSLB reached a settlement agreement resolving the litigation. Under the terms of the settlement, the CSLB has initiated a new rulemaking to amend California Code of Regulations, Title 16, Section 832.46, which would permit a C-46 license holder to install a battery energy storage system up to 80 kWh as incidental and supplemental to the installation of a photovoltaic system, as well as to add a battery energy storage system up to 80 kWh to an existing solar system that the contractor originally installed. The settlement terms are subject to implementation through a formal rulemaking process by the CSLB pursuant to the California Administrative Procedure Act, including a public notice and comment period and review by the Office of Administrative Law. We cannot predict the ultimate timing or outcome of this rulemaking process, and there can be no assurance that the CSLB will adopt final regulations consistent with, or on the timeline contemplated by, the settlement agreement. If the final regulations differ materially from the settlement terms, are not adopted, or are subject to further legal challenge, our operations in California could be adversely affected. The energy storage systems that we install in the residential market typically do not exceed 80 kWh.

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

Our business depends in part on the availability of utility rebates, tax credits and other benefits, tax exemptions and exclusions, and other financial incentives on the federal, state, and/or local levels. We may be adversely affected by changes in, and application of, these laws or other incentives to us, and the expiration, elimination or reduction of these benefits could adversely impact our business.

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

Our executive officers, directors and each of our stockholders who beneficially own 5% or more of our outstanding common stock and their affiliates, in the aggregate, beneficially own approximately 33.7% of the outstanding shares of our common stock, based on the number of shares outstanding as of March 31, 2026. As a result, these stockholders, if acting together, will be able to influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. They may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentrated control may have the effect of delaying or preventing a change in control of our company, could deprive our stockholders of an opportunity to receive a premium for their capital stock and might ultimately affect the market price of our common stock.

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
		10-K	001-37511	10.15	2/26/2026

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1†	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document).

101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

_____________________

†	The certifications attached as Exhibit 32.1 that accompany this Quarterly Report on Form 10-Q are deemed furnished and not filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Sunrun Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUNRUN INC.

Date: May 6, 2026	By:	/s/ Mary Powell
Mary Powell
Chief Executive Officer and Director
(Principal Executive Officer)

	By:	/s/ Danny Abajian
Danny Abajian
Chief Financial Officer
(Principal Financial Officer)