Form 10-Q
period 2026-06-30
Sunrun Inc.
filed 2026-08-05
CIK 1469367

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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

As of July 31, 2026, the number of shares of the registrant’s common stock outstanding was 240,846,982.

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
•We have historically benefited from declining costs in our industry, and our business and financial results have been and may continue to be harmed as a result of recent, and any continued, increases in costs associated with our battery and solar service offerings and any failure of these costs to decline in the future. If we do not reduce our cost structure in the future, our ability to continue to be profitable may be impaired.
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
•If the IRS, or, in the event of a dispute, a court or other applicable authority, determines that the creditable basis of our energy systems is materially lower than what we have claimed, we may have to pay significant amounts to our fund investors, and our business, financial condition, and prospects may be materially and adversely affected.
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

Sunrun Inc.
Consolidated Balance Sheets
(In Thousands, Except Share Par Values)
(Unaudited)

	June 30, 2026	December 31, 2025
Assets
Current assets:
Cash	$712,425	$823,380
Restricted cash	423,812	413,460
Accounts receivable (net of allowances for credit losses of $25,875 and $20,692 as of June 30, 2026 and December 31, 2025, respectively)	235,421	262,627
Inventories	649,853	501,286
Prepaid expenses and other current assets	144,997	155,216
Total current assets	2,166,508	2,155,969
Restricted cash	148	148
Energy systems, net	17,245,212	16,817,863
Property and equipment, net	61,400	75,692
Other assets	3,886,099	3,560,924
Total assets (1)	$23,359,367	$22,610,596
Liabilities and total equity
Current liabilities:
Accounts payable	$321,422	$271,021
Distributions payable to noncontrolling interests and redeemable noncontrolling interests	49,123	47,072
Accrued expenses and other liabilities	444,439	518,835
Deferred revenue, current portion	162,902	162,839
Deferred grants, current portion	9,004	8,681
Finance lease obligations, current portion	23,162	24,557
Non-recourse debt, current portion	513,397	269,510
Total current liabilities	1,523,449	1,302,515
Deferred revenue, net of current portion	1,380,846	1,350,494
Deferred grants, net of current portion	190,933	196,726
Finance lease obligations, net of current portion	24,914	36,908
Convertible senior notes	474,780	473,749
Line of credit	153,700	238,323
Non-recourse debt, net of current portion	14,016,021	13,708,532
Other liabilities	188,276	156,199
Deferred tax liabilities	198,783	163,176
Total liabilities (1)	18,151,702	17,626,622
Commitments and contingencies (Note 14)
Redeemable noncontrolling interests	816,076	709,255
Stockholders’ equity:
Preferred stock, $0.0001 par value—authorized, 200,000 shares as of June 30, 2026 and December 31, 2025; no shares issued and outstanding as of June 30, 2026 and December 31, 2025	—	—
Common stock, $0.0001 par value—authorized, 2,000,000 shares as of June 30, 2026 and December 31, 2025; issued and outstanding, 240,126 and 233,612 shares as of June 30, 2026 and December 31, 2025, respectively	24	23
Additional paid-in capital	6,967,992	6,899,277
Accumulated other comprehensive income	69,191	63,103
Retained earnings	(3,547,123)	(3,829,919)
Total stockholders’ equity	3,490,084	3,132,484
Noncontrolling interests	901,505	1,142,235
Total equity	4,391,589	4,274,719
Total liabilities, redeemable noncontrolling interests and total equity	$23,359,367	$22,610,596

1)The Company’s consolidated assets as of June 30, 2026 and December 31, 2025 include $15,867,122 and $15,593,689, respectively, in assets of variable interest entities (“VIEs”) that can only be used to settle obligations of the VIEs. Energy systems, net as of June 30, 2026 and December 31, 2025 were $14,026,301 and $13,777,190, respectively; cash as of June 30, 2026 and December 31, 2025 were $482,999 and $539,440, respectively; restricted cash as of June 30, 2026 and December 31, 2025 were $56,898 and $59,010, respectively; accounts receivable, net as of June 30, 2026 and December 31, 2025 were $129,921 and $118,907, respectively; inventories as of June 30, 2026 and December 31, 2025 were $184,717 and $180,841, respectively; prepaid expenses and other current assets as of June 30, 2026 and December 31, 2025 were $7,075 and $64,588, respectively; and other assets as of June 30, 2026 and December 31, 2025 were $979,211 and $853,713, respectively. The Company’s consolidated liabilities as of June 30, 2026 and December 31, 2025 include $2,575,400 and $2,643,129, respectively, in liabilities of VIEs whose creditors have no recourse to the Company. These liabilities include accounts payable as of June 30, 2026 and December 31, 2025 of $5,204 and $5,125, respectively; distributions payable to noncontrolling interests and redeemable noncontrolling interests as of June 30, 2026 and December 31, 2025 of $49,124 and $47,073, respectively; accrued expenses and other liabilities as of June 30, 2026 and December 31, 2025 of $53,544 and $110,390, respectively; deferred revenue as of June 30, 2026 and December 31, 2025 of $1,031,169 and $1,025,241, respectively; non-recourse debt as of June 30, 2026 and December 31, 2025 of $1,415,834 and $1,434,535, respectively; and other liabilities as of June 30, 2026 and December 31, 2025 of $20,525 and $20,765, respectively.
The accompanying notes are an integral part of these consolidated financial statements.

Sunrun Inc.
Consolidated Statements of Operations
(In Thousands, Except Per Share Amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue:
Customer agreements and incentives	$543,730	$458,000	$1,011,552	$860,920
Energy systems and product sales	326,258	111,336	580,667	212,687
Total revenue	869,988	569,336	1,592,219	1,073,607
Operating expenses:
Cost of customer agreements and incentives	342,452	345,376	657,194	654,005
Cost of energy systems and product sales	199,312	104,144	387,000	200,942
Sales and marketing	190,681	152,459	369,214	298,449
Research and development	10,234	8,063	20,377	18,042
General and administrative	92,521	71,543	167,156	129,306
Total operating expenses	835,200	681,585	1,600,941	1,300,744
Income (loss) from operations	34,788	(112,249)	(8,722)	(227,137)
Interest expense, net	(264,428)	(247,137)	(528,371)	(474,571)
Other income (expense), net	17,495	(14,528)	34,681	(59,927)
Loss before income taxes	(212,145)	(373,914)	(502,412)	(761,635)
Income tax (benefit) expense	(3,972)	(94,930)	3,094	(205,480)
Net loss	(208,173)	(278,984)	(505,506)	(556,155)
Net loss attributable to noncontrolling interests and redeemable noncontrolling interests	(323,325)	(558,757)	(788,302)	(885,939)
Net income attributable to common stockholders	$115,152	$279,773	$282,796	$329,784
Net income per share attributable to common stockholders
Basic	$0.48	$1.22	$1.19	$1.45
Diluted	$0.42	$1.07	$1.04	$1.28
Weighted average shares used to compute net income per share attributable to common stockholders
Basic	238,997	229,167	236,804	227,794
Diluted	273,999	261,152	273,189	259,539

The accompanying notes are an integral part of these consolidated financial statements.

Sunrun Inc.
Consolidated Statements of Comprehensive Income
(In Thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net loss	$(208,173)	$(278,984)	$(505,506)	$(556,155)
Other comprehensive income (loss):
Unrealized gain (loss) on derivatives, net of income taxes	6,547	(4,720)	9,692	(26,684)
Adjustment for net gain on derivatives recognized into earnings, net of income taxes	(1,767)	(3,561)	(3,604)	(7,238)
Total other comprehensive income (loss)	4,780	(8,281)	6,088	(33,922)
Total comprehensive loss	(203,393)	(287,265)	(499,418)	(590,077)
Less: Net loss attributable to noncontrolling interests and redeemable noncontrolling interests	(323,325)	(558,757)	(788,302)	(885,939)
Comprehensive income attributable to common stockholders	$119,932	$271,492	$288,884	$295,862

Sunrun Inc.
Consolidated Statements of Redeemable Noncontrolling Interests and Equity
Three Months Ended June 30, 2026 and 2025
(In Thousands)
(Unaudited)

	Three Months Ended June 30, 2026
	Redeemable Noncontrolling Interests	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
		Shares	Amount
Balance at March 31, 2026	$730,224	235,512	$24	$6,938,594	$64,411	$(3,662,275)	$3,340,754	$885,587	$4,226,341
Issuance of restricted stock units, net of tax withholdings	—	3,693	—	—	—	—	—	—	—
Shares issued in connection with the Employee Stock Purchase Plan	—	921	—	8,094	—	—	8,094	—	8,094
Stock-based compensation	—	—	—	21,354	—	—	21,354	—	21,354
Contributions from noncontrolling interests and redeemable noncontrolling interests	245,099	—	—	—	—	—	—	270,645	270,645
Distributions to noncontrolling interests and redeemable noncontrolling interests	(19,992)	—	—	—	—	—	—	(53,828)	(53,828)
Net (loss) income	(128,028)	—	—	—	—	115,152	115,152	(195,297)	(80,145)
Acquisition of noncontrolling interests	(11,227)	—	—	(50)	—	—	(50)	(5,602)	(5,652)
Other comprehensive income, net of income taxes	—	—	—	—	4,780	—	4,780	—	4,780
Balance at June 30, 2026	$816,076	240,126	$24	$6,967,992	$69,191	$(3,547,123)	$3,490,084	$901,505	$4,391,589

	Three Months Ended June 30, 2025
	Redeemable Noncontrolling Interests	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
		Shares	Amount
Balance at March 31, 2025	$657,772	227,325	$23	$6,784,061	$61,173	$(4,229,855)	$2,615,402	$824,347	$3,439,749
Exercise of stock options	—	7	—	63	—	—	63	—	63
Issuance of restricted stock units, net of tax withholdings	—	1,980	—	—	—	—	—	—	—
Shares issued in connection with the Employee Stock Purchase Plan	—	1,009	—	8,482	—	—	8,482	—	8,482
Stock-based compensation	—	—	—	25,701	—	—	25,701	—	25,701
Contributions from noncontrolling interests and redeemable noncontrolling interests	206,146	—	—	—	—	—	—	473,238	473,238
Distributions to noncontrolling interests and redeemable noncontrolling interests	(19,885)	—	—	—	—	—	—	(41,560)	(41,560)
Net (loss) income	(110,942)	—	—	—	—	279,773	279,773	(447,815)	(168,042)
Acquisition of noncontrolling interest	(17,506)	—	—	5,587	—	—	5,587	(4,300)	1,287
Other comprehensive loss, net of income taxes	—	—	—	—	(8,281)	—	(8,281)	—	(8,281)
Balance at June 30, 2025	$715,585	230,321	$23	$6,823,894	$52,892	$(3,950,082)	$2,926,727	$803,910	$3,730,637

Sunrun Inc.
Consolidated Statements of Redeemable Noncontrolling Interests and Equity
Six Months Ended June 30, 2026 and 2025
(In Thousands)
(Unaudited)

	Six Months Ended June 30, 2026
	Redeemable Noncontrolling Interests	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
		Shares	Amount
Balance at December 31, 2025	$709,255	233,612	$23	$6,899,277	$63,103	$(3,829,919)	$3,132,484	$1,142,235	$4,274,719
Cumulative effect of adoption of new ASU (ASU 2016-13)	—	—	—	—	—	—	—	—	—
Exercise of stock options	—	251	—	1,273	—	—	1,273	—	1,273
Issuance of restricted stock units, net of tax withholdings	—	5,342	1	—	—	—	1	—	1
Shares issued in connection with the Employee Stock Purchase Plan	—	921	—	8,094	—	—	8,094	—	8,094
Stock-based compensation	—	—	—	59,398	—	—	59,398	—	59,398
Contributions from noncontrolling interests and redeemable noncontrolling interests	327,106	—	—	—	—	—	—	494,450	494,450
Distributions to noncontrolling interests and redeemable noncontrolling interests	(38,308)	—	—	—	—	—	—	(112,026)	(112,026)
Net (loss) income	(170,750)	—	—	—	—	282,796	282,796	(617,552)	(334,756)
Capped Call Transaction	—	—	—	—	—	—	—	—	—
Acqusition of noncontrolling interest	(11,227)	—	—	(50)	—	—	(50)	(5,602)	(5,652)
Other comprehensive income, net of taxes	—	—	—	—	6,088	—	6,088	—	6,088
Balance at June 30, 2026	$816,076	240,126	$24	$6,967,992	$69,191	$(3,547,123)	$3,490,084	$901,505	$4,391,589

	Six Months Ended June 30, 2025
	Redeemable Noncontrolling Interests	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
		Shares	Amount
Balance at December 31, 2024	$624,159	225,662	$23	$6,747,236	$86,814	$(4,279,866)	$2,554,207	$985,844	$3,540,051
Cumulative effect of adoption of new ASU (ASU 2016-13)	—	—	—	—	—	—	—	—	—
Exercise of stock options	—	11	—	83	—	—	83	—	83
Issuance of restricted stock units, net of tax withholdings	—	3,639	—	—	—	—	—	—	—
Shares issued in connection with the Employee Stock Purchase Plan	—	1,009	—	8,482	—	—	8,482	—	8,482
Stock-based compensation	—	—	—	62,506	—	—	62,506	—	62,506
Contributions from noncontrolling interests and redeemable noncontrolling interests	286,146	—	—	—	—	—	—	649,138	649,138
Distributions to noncontrolling interests and redeemable noncontrolling interests	(37,886)	—	—	—	—	—	—	(80,161)	(80,161)
Net (loss) income	(139,328)	—	—	—	—	329,784	329,784	(746,611)	(416,827)
Acqusition of noncontrolling interest	(17,506)	—	—	5,587	—	—	5,587	(4,300)	1,287
Other comprehensive loss, net of taxes	—	—	—	—	(33,922)	—	(33,922)	—	(33,922)
Balance at June 30, 2025	$715,585	230,321	$23	$6,823,894	$52,892	$(3,950,082)	$2,926,727	$803,910	$3,730,637

Sunrun Inc.
Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Six Months Ended June 30,
	2026	2025
Operating activities:
Net loss	$(505,506)	$(556,155)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization, net of amortization of deferred grants	382,344	359,603
Deferred income taxes	3,094	(206,653)
Stock-based compensation expense	47,421	50,029
Unrealized (gain) loss on derivatives	(43,317)	62,625
Other noncash items	173,036	138,806
Changes in operating assets and liabilities:
Accounts receivable	12,154	(27,139)
Inventories	(70,495)	(89,066)
Prepaid expenses and other assets	(249,985)	(254,329)
Accounts payable	69,290	36,364
Accrued expenses and other liabilities	(52,733)	983
Deferred revenue	28,522	88,067
Deferred tax liabilities	30,619	—
Net cash used in operating activities	(175,556)	(396,865)
Investing activities:
Payments for the costs of energy systems	(853,785)	(1,346,780)
Purchase of equity investment	(19,253)	—
Purchases of property and equipment, net	(4,696)	(1,062)
Net cash used in investing activities	(877,734)	(1,347,842)
Financing activities:
Proceeds from state tax credits, net of recapture	12,384	9,668
Proceeds from trade receivable financing	—	71,323
Repayment of trade receivable financing	—	(124,261)
Proceeds from line of credit	184,000	150,686
Repayment of line of credit	(268,622)	(198,390)
Repurchase of convertible senior notes	(5,457)	(2,124)
Proceeds from issuance of non-recourse debt	2,259,156	2,048,429
Repayment of non-recourse debt	(1,839,323)	(913,749)
Payment of debt fees	(42,947)	(28,258)
Payment of finance lease obligations	(12,266)	(12,786)
Contributions received from noncontrolling interests and redeemable noncontrolling interests	821,556	935,284
Distributions paid to noncontrolling interests and redeemable noncontrolling interests	(148,285)	(118,800)
Acquisition of noncontrolling interest	(16,878)	(16,219)
Proceeds from transfer of investment tax credits	646,614	860,874
Payments to redeemable noncontrolling interests and noncontrolling interests of investment tax credits	(646,614)	(860,874)
Net proceeds related to stock-based award activities	9,369	8,565
Net cash provided by financing activities	952,687	1,809,368

Net change in cash and restricted cash	(100,603)	64,661
Cash and restricted cash, beginning of period	1,236,988	947,416
Cash and restricted cash, end of period	$1,136,385	$1,012,077
Supplemental disclosures of cash flow information
Cash paid for interest	$401,851	$353,909
Cash paid for income taxes	$—	$—
Supplemental disclosures of noncash investing and financing activities
Purchases of energy systems and property and equipment included in accounts payable and accrued expenses	$18,789	$69,783
Right-of-use assets obtained in exchange for new finance lease liabilities	$41	$2,027
Purchases of energy systems included in inventory	$58,071	$—

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

Note 2. Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting, and in the opinion of management, include all adjustments of a normal recurring nature necessary for the fair presentation of the Company’s interim financial statements. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. As such, these unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s annual report on Form 10-K for the year ended December 31, 2025. The results of the six months ended June 30, 2026 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2026 or other future periods.
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
Revenue from external customers (including, but not limited to homeowners) for each group of similar products and services is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Customer agreements	$506,958	$433,439	$954,060	$814,799
Incentives	36,772	24,561	57,492	46,121
Customer agreements and incentives	543,730	458,000	1,011,552	860,920

Energy systems	290,970	37,874	503,185	77,942
Products	35,288	73,462	77,482	134,745
Energy systems and product sales	326,258	111,336	580,667	212,687
Total revenue	$869,988	$569,336	$1,592,219	$1,073,607

Revenue from Customer Agreements includes payments by customers for the use of the system as well as utility and other rebates assigned by the customer to the Company in the Customer Agreement. Revenue from incentives includes revenue from the sale of solar renewable energy credits (“SRECs”). Energy systems sales are revenue from the sale of energy systems directly to customers or third-party investors. Product sales revenue consists of revenue from the sale of solar panels, inverters, racking systems, roof repair, and other solar energy products sold to resellers, as well as the sale of customer leads to third parties, including the Company’s partners and other solar providers. Revenue from energy system sales to one customer represented approximately $6.3 million of the Company’s consolidated revenues for the three months ended June 30, 2026 and $120.1 million for the six months ended June 30, 2026.
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

The following table provides a reconciliation of cash and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows. Cash and restricted cash consists of the following (in thousands):

	Six Months Ended June 30,
	2026	2025
Beginning of period:
Cash	$823,380	$574,956
Restricted cash, current and long-term	413,608	372,460
Total	$1,236,988	$947,416

End of period:
Cash	$712,425	$618,057
Restricted cash, current and long-term	423,960	394,020
Total	$1,136,385	$1,012,077
Accounts Receivable
Accounts receivable consist of amounts due from customers, as well as state and utility rebates due from government agencies and utility companies. Under Customer Agreements, the customers typically assign incentive rebates to the Company.
Accounts receivable, net consists of the following (in thousands):

	June 30, 2026	December 31, 2025
Customer receivables	$218,389	$191,559
System sales receivables	27,273	44,419
Grid services receivables	9,000	29,800
Other receivables	6,634	17,541
Allowance for credit losses	(25,875)	(20,692)
Total	$235,421	$262,627

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
Supplier Finance Agreements
The Company has entered into supplier finance agreements with certain financial institutions, whereby these institutions pay amounts related to trade and inventory payables to suppliers on behalf of the Company. The terms of these agreements allow the Company to extend, at its sole discretion, the original supplier payment terms up to 90 or 120 days. The Company does not provide any form of guarantee under these financing agreements. There were no amounts outstanding under these agreements as of either June 30, 2026 or December 31, 2025. The Company records interest for the period the supplier finance obligation is outstanding and reflects the proceeds and payments related to these transactions as a financing activity within its consolidated statement of cash flow.

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
The opening balance of deferred revenue was $1.3 billion as of December 31, 2024. Deferred revenue consists of the following (in thousands):

	June 30, 2026	December 31, 2025
Under Customer Agreements:
Payments received, net	$1,063,433	$1,047,929
Financing component balance	91,091	87,294
	1,154,524	1,135,223

Under SREC contracts:
Payments received, net	362,634	356,263
Financing component balance	26,590	21,847
	389,224	378,110

Total	$1,543,748	$1,513,333

During the three months ended June 30, 2026 and 2025, the Company recognized revenue of $43.2 million and $39.4 million, respectively, and during the six months ended June 30, 2026 and 2025, the Company recognized revenue of $76.8 million and $71.6 million, respectively, from amounts included in deferred revenue at the beginning of the respective periods. Revenue allocated to remaining performance obligations represents contracted revenue that has not yet been recognized and includes deferred revenue as well as amounts that will be invoiced and recognized as revenue in future periods. Contracted but not yet recognized revenue was approximately $38.6 billion as of June 30, 2026, of which the Company expects to recognize approximately 5% over the next 12 months. The annual recognition is not expected to vary significantly over the next 10 years as the vast majority of existing Customer Agreements have at least 10 years remaining, given that the average age of the Company’s fleet of residential energy systems under Customer Agreements is less than six years due to the Company being formed in 2007 and having experienced significant growth in the last few years. The annual recognition on these existing contracts will gradually decline over the midpoint of the Customer Agreements over the following 10 years as the typical 20- or 25-year initial term expires on individual Customer Agreements.
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
In May 2026, the FASB issued ASU 2026-02, Environmental Credits and Environmental Credit Obligations (Topic 818). This ASU was issued to improve the accounting and disclosure of environmental credits and environmental credit obligations. The guidance applies to all entities that buy, receive or internally generate environmental credits they intend to sell, trade or distribute. The guidance specifies when an entity is required to recognize an environmental credit as an asset or an expense and, if the environmental credit is recognized as an asset, how the entity measures it. This ASU is effective for fiscal years beginning after December 15, 2027, and interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating this guidance and the impact it may have on its future consolidated financial statements.

Note 3. Fair Value Measurement
At June 30, 2026 and December 31, 2025, the carrying value of receivables, accounts payable, accrued expenses and distributions payable to noncontrolling interests approximates fair value due to their short-term nature and falls under the Level 2 hierarchy. The carrying values and fair values of debt instruments are as follows (in thousands):

	June 30, 2026		December 31, 2025
	Carrying Value	Fair Value	Carrying Value	Fair Value
Recourse debt	$628,480	$719,740	$717,529	$919,709
Senior debt	5,063,303	5,024,213	4,759,238	4,739,577
Subordinated debt	3,320,495	3,228,148	3,279,002	3,220,986
Securitization debt	6,145,620	6,018,786	5,939,802	5,861,033
Total	$15,157,898	$14,990,887	$14,695,571	$14,741,305
At June 30, 2026 and December 31, 2025, the fair value of certain recourse debt and certain senior, subordinated and securitization loans approximate their carrying values because their interest rates are variable rates that approximate rates currently available to the Company. At June 30, 2026 and December 31, 2025, the fair value of the Company’s other debt instruments are based on rates currently offered for debt with similar maturities and terms. The Company’s fair value of the debt instruments fell under the Level 2 hierarchy. These valuation approaches involve some level of management estimation and judgment, the degree of which is dependent on the price transparency for the instruments or market.
At June 30, 2026 and December 31, 2025, financial instruments measured at fair value on a recurring basis, based upon the fair value hierarchy, are as follows (in thousands):

	June 30, 2026
	Level 1	Level 2	Level 3	Total
Derivative assets:
Interest rate swaps	$—	$125,589	$—	$125,589
Total	$—	$125,589	$—	$125,589
Derivative liabilities:
Interest rate swaps	$—	$2,319	$—	$2,319
Total	$—	$2,319	$—	$2,319

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Derivative assets:
Interest rate swaps	$—	$102,346	$—	$102,346
Total	$—	$102,346	$—	$102,346
Derivative liabilities:
Interest rate swaps	$—	$14,860	$—	$14,860
Total	$—	$14,860	$—	$14,860

The above balances are recorded in other assets and other liabilities, respectively, in the consolidated balance sheets, except for $14.0 million and $9.8 million as of June 30, 2026 and December 31, 2025, respectively, which is recorded in prepaid expenses and other current assets and $0.2 million and $6.3 million as of June 30, 2026 and December 31, 2025, respectively, which is recorded in accrued expenses and other liabilities.
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

Note 4. Inventories
Inventories consist of the following (in thousands):

	June 30, 2026	December 31, 2025
Raw materials	$601,002	$456,924
Work-in-process	48,851	44,362
Total	$649,853	$501,286
The Internal Revenue Service ("IRS") provided taxpayers a safe harbor opportunity for solar facilities that began construction prior to January 1, 2025 and are placed in service on or after January 1, 2025 to elect the application of the ITC (as defined below) under Section 48(a) of the Internal Revenue Code of 1986 (the "Code"). The Company has sought to avail itself of the safe harbor in order to retain the ability to elect the application of the ITC under Section 48(a) of the Code by incurring certain costs and taking title to equipment in 2024. As of June 30, 2026 and December 31, 2025, there was $52.2 million and $85.3 million, respectively, related to the safe harbor program within raw materials.

Note 5. Energy Systems, net
Energy systems, net consists of the following (in thousands):

	June 30, 2026	December 31, 2025
Energy system equipment costs	$16,736,854	$16,090,654
Inverters and batteries	3,595,777	3,343,643
Total energy systems	20,332,631	19,434,297
Less: accumulated depreciation and amortization	(3,738,883)	(3,384,021)
Add: construction-in-progress	651,464	767,587
Total energy systems, net	$17,245,212	$16,817,863
All energy systems, including construction-in-progress, have been leased to or are subject to signed Customer Agreements with customers. The Company recorded depreciation expense related to energy systems of $184.6 million and $166.0 million for the three months ended June 30, 2026 and 2025, respectively, and $365.7 million and $327.2 million for the six months ended June 30, 2026 and 2025, respectively. The depreciation expense was reduced by the amortization of deferred grants of $2.3 million and $2.1 million for the three months ended June 30, 2026 and 2025, respectively, and $4.5 million and $4.9 million for the six months ended June 30, 2026 and 2025, respectively.

Note 6. Other Assets
Other assets consist of the following (in thousands):

	June 30, 2026	December 31, 2025
Costs to obtain contracts - Customer Agreements	$2,638,464	$2,474,515
Costs to obtain contracts - incentives	2,481	2,481
Accumulated amortization of costs to obtain contracts	(390,359)	(338,450)
Unbilled receivables	1,125,786	931,535
Allowance for credit loss on unbilled receivables	(11,357)	(9,767)
Operating lease right-of-use assets	91,073	62,839
Equity investment	86,256	81,297
Other assets	343,755	356,474
Total	$3,886,099	$3,560,924
The Company recorded amortization of costs to obtain contracts of $26.6 million and $23.3 million for the three months ended June 30, 2026 and 2025, respectively, and $52.6 million and $45.4 million for the six months ended June 30, 2026 and 2025, respectively, in Sales and marketing in the consolidated statements of operations.
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

Note 7. Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consist of the following (in thousands):

	June 30, 2026	December 31, 2025
Accrued employee compensation	$118,539	$126,958
Accrued interest	130,724	128,706
Operating lease obligations	24,713	25,254
Other accrued expenses	170,463	237,917
Total	$444,439	$518,835

Note 8. Indebtedness
As of June 30, 2026, debt consisted of the following (in thousands, except percentages):

	June 30, 2026	December 31, 2025	Unused Borrowing Capacity (1)	Weighted Average Interest Rate at June 30, 2026 (2)	Weighted Average Interest Rate at December 31, 2025 (2)	Contractual Interest Rate (3)	Contractual Maturity Date
Recourse debt
Line of credit (4)	$153,700	$238,323	$—	7.76%	7.20%	SOFR +3.25% - 3.75%	March 2028
Convertible Senior Notes due 2026(5)	—	5,457	—	—%	—%	—%	February 2026
Convertible Senior Notes due 2030(6)	483,187	483,185	—	4.00%	4.00%	4.00%	March 2030
Total recourse debt	636,887	726,965	—
Unamortized debt discount	(8,407)	(9,436)	—
Total recourse debt, net	628,480	717,529	—

Non-recourse debt (7)
Senior revolving and delayed draw loans (8)	1,949,800	2,104,000	57,300	6.33%	6.51%	SOFR +2.35%- 3.10%	February 2030 - March 2030
Senior non-revolving loans(9)	3,125,864	2,661,578	—	6.01%	6.24%	4.66% - 8.00%; SOFR +2.10% - 2.25%	August 2027 - July 2060
Subordinated revolving and delayed draw loans (8)	165,950	43,900	6,440	11.02%	12.94%	SOFR +6.75% - 9.10%	February 2029 - March 2030
Subordinated loans (10)(11)	3,203,133	3,285,877	—	9.30%	9.39%	7.00% - 10.75%; SOFR +6.50% - 6.90%	June 2027 - January 2042
Securitized loans	6,246,122	6,036,907	—	5.56%	5.40%	2.27% - 6.60%	April 2048 - July 2061
Total non-recourse debt	14,690,869	14,132,262	63,740
Unamortized debt (discount) premium, net	(161,451)	(154,220)	—
Total non-recourse debt, net	14,529,418	13,978,042	63,740
Total debt, net	$15,157,898	$14,695,571	$63,740

(1)Represents the additional amount the Company could borrow, if any, based on the state of its existing assets as of June 30, 2026.
(2)Reflects weighted average contractual, unhedged rates. See Note 9, Derivatives for hedge rates.
(3)Ranges shown reflect a fixed interest rate and rates using SOFR, as applicable.

(4)The working capital facility (the “Facility”) was amended in December 2025 and its total commitment of up to $321.4 million is secured by substantially all of the unencumbered assets of the Company, as well as ownership interests in certain subsidiaries of the Company. As of June 30, 2026 the Company had drawn $153.7 million from the facility and utilized $82.4 million of letters of credit. Borrowings under the Facility may be designated as Base Rate Loans or Term SOFR Loans, subject to certain terms and conditions under the Credit Agreement. Base Rate Loans accrue interest at a rate per year equal to 2.25% to 2.75% depending on total outstanding balance as a percentage of total commitment plus the highest of (a) the federal funds rate plus 0.50%, (b) the interest rate determined from time to time by the Administrative Agent as its prime rate and notified to the Company, (c) the Adjusted Term SOFR Rate (defined below) for a one-month interest period in effect on such day (or if such day is not a business day, the immediately preceding business day) plus 1.00% and (d) 0.00%. Term SOFR Loans accrue interest at a rate per annum equal to (a) 3.25% to 3.75% depending on total outstanding balance as a percentage of total commitment plus (b) the greater of (i) 0.00% and (ii) the sum of (x) the forward-looking term rate for a period comparable to the applicable available tenor based on SOFR that is published by CME Group Benchmark Administration Ltd or a successor for the applicable interest period and (y) (1) if the applicable interest period is one month, 0.11448%, (2) if the applicable interest period is three months, 0.26161% or (c) if the applicable interest period is six months, 0.42826% (the rate pursuant to clause (b), the “Adjusted Term SOFR Rate”). As part of the December 2025 amendment, the maturity date of this facility was extended to March 1, 2028. The Company is in compliance with its quarter-end liquidity covenant. This facility is subject to various restrictive covenants, such as the completion and presentation of audited consolidated financial statements, maintaining a minimum modified interest coverage ratio, a minimum modified current ratio, a maximum modified leverage ratio, and a minimum unencumbered cash balance, in each case, tested quarterly. The Company was in compliance with all debt covenants as of June 30, 2026.
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
(6)Convertible senior notes due 2030 (the “2030 Notes” and, together with the 2026 Notes, the “Notes”) under this category with an outstanding balance of $483.2 million as of June 30, 2026 will bear regular interest at 4.00% per annum, and the principal amount of the 2030 Notes will not accrete. The 2030 Notes may bear special interest under specified circumstances relating to the Company’s failure to comply with its reporting obligations under the indenture or if the 2030 Notes are not freely tradeable as required by the indenture. The 2030 Notes will mature on March 1, 2030, unless repurchased by the Company, redeemed by the Company or converted pursuant to their terms prior to maturity. The initial conversion rate of the 2030 Notes is 61.3704 shares of the Company’s common stock, par value $0.0001 per share, per $1,000 principal amount of 2030 Notes, which is equivalent to an initial conversion price of approximately $16.29 per share. The conversion rate will be subject to adjustment upon the occurrence of certain specified events but will not be adjusted for any accrued and unpaid special interest. In addition, upon the occurrence of a make-whole fundamental change or an issuance of a notice of redemption, the Company will, in certain circumstances, increase the conversion rate by a number of additional shares for a holder that elects to convert its 2030 Notes in connection with such make-whole fundamental change or notice of redemption. The debt discount recorded on the 2030 Notes is being amortized to interest expense at an effective interest rate of 4.51%. As of June 30, 2026, $4.7 million of the debt discount was amortized to interest expense inception to date. In connection with the offering of the 2030 Notes, the Company entered into privately negotiated capped call transactions (the “2030 Capped Calls”) with certain of the initial purchasers and/or their respective affiliates at a cost of approximately $38.4 million. The 2030 Capped Calls are classified as equity and were recorded to additional paid-in-capital within stockholders’ equity as of March 31, 2024. The 2030 Capped Calls each have an initial strike price of approximately $16.29 per share, subject to certain adjustments, which corresponds to the initial conversion price of the 2030 Notes. The 2030 Capped Calls have initial cap prices of $22.37 per share. The 2030 Capped Calls cover, subject to anti-dilution adjustments, approximately 29.7 million shares of common stock. The 2030 Capped Calls are expected generally to reduce the potential dilution to the common stock upon any conversion of 2030 Notes and/or offset any cash payments the Company is required to make in excess of the principal amount of the 2030 Notes, as the case may be, in the event the market price per share of Common Stock, as measured under the 2030 Capped Calls, is greater than the strike price of the 2030 Capped Call, with such offset subject to a cap. If, however, the market price per share of the common stock, as measured under the 2030 Capped Calls, exceeds the cap price of the 2030 Capped Calls, there would be dilution and/or there would not be an offset of such potential cash payments, in each case, to the extent that the then-market price per share of the common stock exceeds the cap price. The final components of the 2030 Capped Calls are scheduled to expire on February 27, 2030. None of the conversion criteria has been met as of June 30, 2026.
(7)Certain loans under this category are part of project equity transactions.

(8)Pursuant to the terms of the aggregation facilities within this category the Company may draw up to an aggregate principal amount of $3.0 billion in revolver borrowings depending on the available borrowing base at the time.
(9)Loans under this category with a fixed rate had a total outstanding balance of $2.1 billion as of June 30, 2026.
(10)A loan under this category with an outstanding balance of $168.3 million as of June 30, 2026 contains a put option that can be exercised beginning in 2036 that would require the Company to pay off the entire loan on November 30, 2037.
(11)Loans under this category with a floating rate had a total outstanding balance of $351.8 million as of June 30, 2026.

Senior and Subordinated Debt Facilities
Each of the Company’s senior and subordinated debt facilities contain customary covenants, including the requirement to maintain certain financial measurements and provide lender reporting. Each of the senior and subordinated debt facilities also contain certain provisions in the event of default that entitle lenders to take certain actions including acceleration of amounts due under the facilities and acquisition of membership interests and assets that are pledged to the lenders under the terms of the senior and subordinated debt facilities. The facilities are non-recourse to the Company and are secured by net cash flows from Customer Agreements or inventories less certain operating, maintenance and other expenses that are available to the borrower after distributions to tax equity investors, where applicable. Under the terms of these facilities, the Company’s subsidiaries pay interest and principal from the net cash flows available to the subsidiaries. The Company was in compliance with all debt covenants as of June 30, 2026.
Non-Recourse Financings
In connection with each of the Company’s non-recourse debt (including securitized loans), assets (consisting of membership interests in project companies that own photovoltaic systems and related Customer Agreements) were contributed by the Company to special purpose subsidiaries of the Company (each a “Non-Recourse Borrower”). Each of such financings contains customary covenants including the requirement to provide reporting to the indenture trustee or collateral agent and, if applicable, ratings agencies. Each of the financings also contains certain provisions which entitle the indenture trustee or collateral agent to take certain actions upon the occurrence of an event of default, including acceleration of amounts due under the facilities and the foreclosure on the assets of the Non-Recourse Borrower that are pledged to the lenders under the terms thereof. The facilities are non-recourse to the Company and are secured by first priority security interests by each Non-Recourse Borrower in favor of the indenture trustee or collateral agent in all of the Non-Recourse Borrower’s assets including the cash flows from Customer Agreements which are available to each Non-Recourse Borrower after giving effect to certain operating, maintenance and other expenses and, where applicable, distributions to tax equity investors. As a result of such security interests, the assets of each Non-Recourse Borrower are not available to the creditors of the Company unless and until distributions from such entities are made to the Company as permitted under the applicable facility documentation. Under the terms of these financings, each Non-Recourse Borrower pays interest and principal from such net cash flows. The Company was in compliance with all debt covenants as of June 30, 2026.

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
The interest rate swaps have been designated as cash flow hedges. The credit risk adjustment associated with these swaps is the risk of non-performance by the counterparties to the contracts. In the six months ended June 30, 2026, the hedge relationships on the Company’s interest rate swaps have been assessed as highly effective as the quarterly assessment performed determined changes in cash flows of the derivative instruments have been highly effective in offsetting the changes in the cash flows of the hedged items, are expected to be highly effective in the future and the critical terms of the interest rate swaps match the critical terms of the underlying forecasted hedged transactions. Accordingly, changes in the fair value of these derivatives are recorded as a component of accumulated other comprehensive income, net of income taxes. Changes in the fair value of these derivatives are subsequently reclassified into earnings, and are included in interest expense, net in the Company’s statements of operations, in the period that the hedged forecasted transactions affect earnings. To the extent that the hedge relationships are not effective, changes in the fair value of these derivatives are recorded in other expenses, net in the Company’s statements of operations on a prospective basis.

The Company’s master netting and other similar arrangements allow net settlements under certain conditions. When those conditions are met, the Company presents derivatives at net fair value. As of June 30, 2026, the information related to these offsetting arrangements were as follows (in thousands):

Instrument Description	Gross Amounts of Recognized Assets / Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets / Liabilities Included in the Consolidated Balance Sheet	Notional Amount (1) (2)
Assets:
Derivatives designated as hedging instruments	$85,883	$(37,387)	$48,496	$979,778
Derivatives not designated as hedging instruments	39,706	35,529	75,235	1,849,251
Total derivative assets	$125,589	$(1,858)	$123,731	$2,829,029

Liabilities:
Derivatives designated as hedging instruments	$—	$—	$—	$—
Derivatives not designated as hedging instruments	(2,319)	1,858	(461)	348,463
Total derivative liabilities	$(2,319)	$1,858	$(461)	$348,463
Total	$123,270	$—	$123,270	$3,177,492

(1)    Comprised of 58 interest rate swaps which effectively fix the SOFR portion of interest rates on outstanding balances of certain loans under the senior section of the debt footnote table (see Note 8, Indebtedness) at 0.31% to 4.14% per annum. These swaps mature from August 13, 2027 to October 31, 2045.

(2)    Comprised of 13 interest rate swaptions which effectively fix the SOFR portion of interest rates on future outstanding balances of certain loans under the senior revolving section of the debt footnote table (see Note 8, Indebtedness) at 4.22% to 4.57% per annum. These swaptions expire from July 1, 2026 to September 2, 2026 with potential underlying swaps maturing from July 31, 2048 to July 31, 2048.

As of December 31, 2025, the information related to these offsetting arrangements were as follows (in thousands):

Instrument Description	Gross Amounts of Recognized Assets / Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets / Liabilities Included in the Consolidated Balance Sheet	Notional Amount
Assets:
Derivatives designated as hedging instruments	$78,223	$—	$78,223	$988,447
Derivatives not designated as hedging instruments	24,123	(7,210)	16,913	1,771,893
Total derivative assets	$102,346	$(7,210)	$95,136	$2,760,340

Liabilities:
Derivatives designated as hedging instruments	(449)	—	(449)	—
Derivatives not designated as hedging instruments	(14,411)	7,210	(7,201)	800,058
Total derivative liabilities	$(14,860)	$7,210	$(7,650)	$800,058
Total	$87,486	$—	$87,486	$3,560,398
The (gains) losses on derivatives designated as cash flow hedges recognized into OCI, before tax effect, consisted of the following (in thousands):

	Three months ended June 30,
	2026	2025
Derivatives designated as cash flow hedges:
Interest rate swaps	$(9,113)	$3,464

	Six months ended June 30,
	2026	2025
Derivatives designated as cash flow hedges:
Interest rate swaps	$(13,430)	$24,132

The (gains) losses on derivatives financial instruments recognized into the consolidated statements of operations, before tax effect, consisted of the following (in thousands):

	Three months ended June 30,
	2026		2025
	Interest expense, net	Other expense, net	Interest expense, net	Other expense, net
Derivatives designated as cash flow hedges:
Interest rate swaps:
Gains reclassified from Accumulated other comprehensive income (“AOCI”) into income	$(2,379)	$—	$(4,817)	$—
Derivatives not designated as cash flow hedges:
Interest rate swaps:
(Gains) losses recognized into income	—	(24,459)	—	14,528
Total (gains) losses	$(2,379)	$(24,459)	$(4,817)	$14,528

	Six months ended June 30,
	2026		2025
	Interest expense, net	Other expense, net	Interest expense, net	Other expense, net
Derivatives designated as cash flow hedges:
Interest rate swaps:
Gains reclassified from Accumulated other comprehensive income (“AOCI”) into income	$(4,855)	$—	$(9,791)	$—
Derivatives not designated as cash flow hedges:
Interest rate swaps:
(Gains) losses recognized into income	—	(42,651)	—	60,031
Total (gains) losses	$(4,855)	$(42,651)	$(9,791)	$60,031
All amounts in AOCI in the consolidated statements of redeemable noncontrolling interests and equity relate to derivatives, refer to the consolidated statements of comprehensive income.
The net (gains) losses on derivatives includes the tax effect of $2.0 million and nil for three months ended June 30, 2026 and 2025, respectively, and $2.5 million and nil for six months ended June 30, 2026 and 2025, respectively.
During the next 12 months, the Company expects to reclassify $12.0 million of net gains on derivative instruments from accumulated other comprehensive income to earnings. There were 46 undesignated derivative instruments recorded by the Company as of June 30, 2026.

Note 10. VIE Arrangements
The Company consolidated various VIEs at June 30, 2026 and December 31, 2025. The carrying amounts and classification of the VIEs’ assets and liabilities included in the consolidated balance sheets are as follows (in thousands):

	June 30, 2026	December 31, 2025
Assets
Current assets
Cash	$482,999	$539,440
Restricted cash	56,898	59,010
Accounts receivable, net	129,921	118,907
Inventories	184,717	180,841
Prepaid expenses and other current assets	7,075	64,588
Total current assets	861,610	962,786
Energy systems, net	14,026,301	13,777,190
Other assets	979,211	853,713
Total assets	$15,867,122	$15,593,689
Liabilities
Current liabilities
Accounts payable	$5,204	$5,125
Distributions payable to noncontrolling interests and redeemable noncontrolling interests	49,124	47,073
Accrued expenses and other liabilities	53,544	110,390
Deferred revenue, current portion	79,349	77,663
Non-recourse debt, current portion	55,743	54,129
Total current liabilities	242,964	294,380
Deferred revenue, net of current portion	951,820	947,578
Non-recourse debt, net of current portion	1,360,091	1,380,406
Other liabilities	20,525	20,765
Total liabilities	$2,575,400	$2,643,129

Note 11. Redeemable Noncontrolling Interests
During certain specified periods of time, noncontrolling interests in certain funding arrangements have the right to put all of their membership interests to the Company. During a specific period of time, the Company has the right to call all membership units of the related redeemable noncontrolling interests.

Note 12. Stock-Based Compensation
Stock Options
The following table summarizes the activity for all stock options under all of the Company’s equity incentive plans for the six months ended June 30, 2026 (shares and aggregate intrinsic value in thousands):

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2025	3,083	$20.52	3.92	$15,626
Granted	—	—
Exercised	(251)	5.08
Canceled	(9)	36.71
Outstanding at June 30, 2026	2,823	$21.84	2.44	$5,219

Options vested and exercisable at June 30, 2026	2,820	$21.83	2.44	$5,219
Restricted Stock Units
The following table summarizes the activity for all restricted stock units (“RSUs”) under all of the Company’s equity incentive plans for the six months ended June 30, 2026 (shares in thousands):

	Number of Awards	Weighted Average Grant Date Fair Value
Unvested balance at December 31, 2025	17,299	$10.34
Granted	7,021	13.46
Issued	(5,341)	11.78
Canceled / forfeited	(707)	10.26
Unvested balance at June 30, 2026	18,272	$11.12
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

Stock-Based Compensation Expense
The Company recognized stock-based compensation expense, including ESPP expenses, in the consolidated statements of operations as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Cost of customer agreements and incentives	$2,091	$2,279	$4,984	$4,772
Cost of energy systems and product sales	404	533	1,240	987
Sales and marketing	8,146	10,780	15,079	20,936
Research and development	1,471	1,151	2,760	2,144
General and administration	9,007	10,315	23,358	21,190
Total	$21,119	$25,058	$47,421	$50,029
During the three months and six months ended June 30, 2026, stock-based compensation expense capitalized to energy systems, net in the Company’s consolidated balance sheets was $1.7 million and $3.5 million, respectively, and was $2.5 million and $4.9 million during the three and six months ended June 30, 2025, respectively.

Note 13. Income Taxes

The income tax rate for the three months ended June 30, 2026 and 2025 was 1.9% and 25.4%, respectively, and for the six months ended June 30, 2026 and 2025 was (0.60)% and 27.0%, respectively. The differences between the actual consolidated effective income tax rate and the U.S. federal statutory rate were primarily attributable to the income tax benefit related to ITC (as defined below) transfer originations and net loss attributable to noncontrolling interests and redeemable noncontrolling interests.

The Company sells energy systems to Funds. As the Funds are consolidated by the Company, the gain on the sale of the assets has been eliminated in the consolidated financial statements, however gains on sale are recognized for tax purposes and the tax effects of which, both current and deferred, are included in the Company’s income tax provision.

The Company enters into investment tax credit (each, an "ITC" and collectively, the "ITCs") transfer agreements with third-party transferees to transfer to such third-parties, for cash, the ITCs generated by certain energy systems that have been or will be placed in service. The Company accounts for its share of ITC transfer proceeds under ASC 740, Income Taxes, as a reduction of income tax expense in the consolidated statement of operations during the period in which the credits arise (i.e., the flow-through method) and the tax equity investor’s share is distributed upon receipt. During the three months ended June 30, 2026 and 2025, the Company recognized income tax benefit to the Company of $44.4 million and $94.9 million, respectively, and $98.4 million and $205.5 million during the six months ended June 30, 2026 and 2025, respectively, from such transfers.

Note 14. Commitments and Contingencies
Letters of Credit
As of June 30, 2026 and December 31, 2025, the Company had $17.4 million and $23.0 million, respectively, of unused letters of credit outstanding, which each carry fees of 0.50% - 3.75% per annum and 0.50% - 3.75% per annum, respectively.
Guarantees
Certain tax equity funds and debt facilities require the Company to maintain an aggregate amount of $35.0 million of unencumbered cash and cash equivalents at the end of each month.

Purchase Commitment
The Company has several purchase commitments, which have the ability to be canceled without significant penalties, with multiple suppliers to purchase $301.6 million of batteries by the end of the second quarter of 2027 and to purchase $2.1 billion of photovoltaic modules, inverters and batteries between fiscal 2026 and fiscal 2029.
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
ITC Indemnification
The Company is contractually committed to compensate its investors for any losses that they may suffer in certain limited circumstances resulting from reductions in ITCs, including any reduction in depreciable basis. Generally, such obligations would arise as a result of reductions to the value of the underlying solar energy systems as assessed by the IRS. The Company set the purchase prices and claimed values based on fair market values determined with the assistance of an independent third-party appraisal with respect to the systems that generate ITCs (and the associated depreciable basis) that are passed-through to, and claimed by, the Fund investors. In April 2018, the Company purchased an insurance policy providing for certain payments by the insurers in the event there is a final determination (including a judicial determination) that reduced the ITCs and depreciation claimed in respect of solar energy systems sold or transferred to most Funds through April 2018, or later, in the case of Funds added to the policy after such date. In general, the policy indemnifies the Company and related parties for additional taxes (including penalties and interest) owed in respect of lost ITCs, depreciation, gross-up costs and expenses incurred in defending such claim, subject to negotiated exclusions from, and limitations to, coverage. The Company purchased similar additional insurance policies in January 2021, October 2022, May 2023, March 2024, June 2024, March 2025, August 2025 and March 2026.

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
The computation of the Company’s basic and diluted net income per share is as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Numerator:
Net income attributable to common stockholders	$115,152	$279,773	$282,796	$329,784
Debt discount amortization	531	618	1,025	1,258
Net income available to common stockholders	$115,683	$280,391	$283,821	$331,042
Denominator:
Weighted average shares used to compute net income per share attributable to common stockholders, basic	238,997	229,167	236,804	227,794
Weighted average effect of potentially dilutive shares to purchase common stock	35,002	31,985	36,385	31,745
Weighted average shares used to compute net income per share attributable to common stockholders, diluted	273,999	261,152	273,189	259,539
Net income per share attributable to common stockholders
Basic	$0.48	$1.22	$1.19	$1.45
Diluted	$0.42	$1.07	$1.04	$1.28

The following shares were excluded from the computation of diluted net income per share as the impact of including those shares would be anti-dilutive (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Outstanding stock options	1,875	2,583	1,575	2,575
Unvested restricted stock units	8,303	11,198	5,340	12,678
Convertible Senior Notes (if converted)	—	—	—	—
Total	10,178	13,781	6,915	15,253

Note 16. Related Party Transactions

Advances Receivable—Related Party

Net amounts due from direct-sales professionals were $12.0 million and $8.6 million as of June 30, 2026 and December 31, 2025, respectively. The Company provided a reserve of $2.4 million and $2.6 million as of June 30, 2026 and December 31, 2025, respectively, related to advances to direct-sales professionals who have terminated their employment agreement with the Company.

Investment in Non-Controlled Joint Venture

During fiscal 2026, the Company entered into a joint venture partnership with an third-party investor, which is accounted for under the equity method. Revenues, net of intra-entity eliminations, for sales of newly originated energy systems to this joint venture represented approximately $250.8 million of the Company's energy systems and product sales revenues for the three months ended June 30, 2026 and $308.0 million for the six months ended June 30, 2026. As of June 30, 2026, the Company had approximately $15.7 million in receivables from the joint venture within its System sales receivables in the consolidated balance sheet.

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

Our core solar service offerings are provided through our lease and power purchase agreements, which we refer to as our “Customer Agreements,” and which provide customers with simple, predictable pricing for solar energy that is insulated from rising retail electricity prices. They also provide customers who opt for storage offerings the benefit of increased resiliency from backup energy and enhanced energy management capabilities. While customers have the option to purchase an energy system outright from us, most of our customers choose to buy solar as a service from us through our Customer Agreements without the significant upfront investment of purchasing an energy system. With our solar service offerings, we install energy systems on our customers’ homes and provide them with the solar power produced by those systems for typically a 20- or 25-year initial term. In addition, we monitor, maintain and insure the system during the term of the contract. In exchange, we receive predictable cash flows from high credit quality customers and qualify for tax and other benefits. We finance portions of these tax benefits and cash flows through tax equity, non-recourse debt and project equity structures ("Funds") in order to fund our upfront costs, overhead and growth investments. We develop valuable customer relationships that can extend beyond this initial contract term and provide us an opportunity over time to integrate additional solar, battery storage, electrification and distributed power plant offerings into a smart solution for each home and community. Since our founding, we have continued to invest in a platform of services and tools to enable large scale operations for us and our partner network, and these partners include energy system integrators, sales partners, installation partners and other strategic partners. The platform includes processes and software, as well as fulfillment and acquisition of marketing leads. We believe our platform empowers new market entrants and smaller industry participants to profitably serve our large and underpenetrated market without making the significant investments in technology and infrastructure required to compete effectively against established industry players. Our platform provides the support for our multi-channel model, which drives broad customer reach and capital-efficient growth.
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
We have experienced substantial growth in our business and operations since our inception in 2007, as well as through our acquisition of Vivint Solar on October 8, 2020. As of June 30, 2026, we operated the largest fleet of residential energy systems in the United States. We have a Networked Solar Energy Capacity of 8,732 megawatts (“MW”) as of June 30, 2026, which represents the aggregate MW production capacity of our energy systems that have been recognized as deployments, from our inception through the measurement date. Gross Earning Assets as of June 30, 2026 were approximately $22.2 billion. Please see the section entitled “Key Operating Metrics” for more details on how we calculate Networked Solar Energy Capacity and Gross Earning Assets.
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
During the twelve months ended December 31, 2025 and the six months ended June 30, 2026, we observed market uncertainty, including as a result of ongoing announcements and developments related to tariffs, trade policy, war and global conflict, inflationary pressures, elevated interest rates, the market impacts of proposed or newly enacted regulatory frameworks in markets within which we do business and within our industry and supply constraints. In particular, elevated interest rates, have resulted and may continue to result in a decrease in our advance rates, reducing the proceeds we receive from certain Funds. Because our financing structure is sensitive to volatility in interest rates, higher rates increase our cost of capital and may decrease the amount of capital available to us to finance the deployment of new energy systems. These market dynamics, some of which we expect will continue into the foreseeable future, despite the December 2025 reduction in federal interest rates, have impacted and may continue to impact our business and financial results.
Additionally, our operations and supply chains are subject to risks related to uncertainties in trade regulations and policies, including changes in tariffs, duties, trade barriers, and other restrictions imposed by both domestic and international governments. These trade policy uncertainties may increase our costs, disrupt our supply chain, limit our ability to operate in certain markets, or require us to modify our current business practices. Changes in trade agreements, import/export regulations, and retaliatory measures between countries could further impact the availability and cost of materials necessary for our products and services. While the Company is not a direct importer of modules and batteries, many of the Company's suppliers import products and components from jurisdictions that are subject to tariffs, which could significantly increase component expenses for key products, such as lithium-ion battery cells used in our energy storage systems that are currently sourced primarily from China. Despite our efforts, and efforts of our suppliers, to identify qualified suppliers outside of these jurisdictions, these tariffs and potential future trade restrictions could adversely impact our supply chain costs, the pricing of our products and, consequently, negatively affect consumer demand for our products.

At the federal level, tax policy and associated regulations have a direct impact on our business. The most notable tax legislation affecting our business is the OBBB that President Trump signed into law on July 4, 2025. The new law adjusts tax policies that Sunrun relies upon, including the 48E Clean Electricity Investment Credit and its associated “bonus” credits. While the law maintains the full 48E credit for energy storage through 2033, it shortens the availability of the 48E credit for solar facilities to the end of 2027. The law also applies new PFE restrictions to the 48E credit, which could potentially deny tax credits to entities owned, controlled, or influenced by certain specified foreign entities, and for projects that use certain components or receive “material assistance” from a PFE, thereby potentially increasing costs, reducing demand, or restricting access to tax credits. Further, the law ended the Section 25D Residential Clean Energy Credit starting on January 1, 2026. Changes in the law relating to the Section 45X Advanced Manufacturing Production Credit could also affect Sunrun indirectly, through our suppliers. The implementation of the OBBB through the federal regulatory process could also directly affect our business, including from uncertainty prior to the issuance of guidance or formal rulemaking processes, which may result in delays for monetizing tax credits. For further information regarding possible impacts of the OBBB on our business, see Part II, Item 1A. Risk Factors—"Risks Related to Regulation and Policy—Federal tax policy impacts the competitiveness of our service offerings to customers and our market” and “Risks Related to Taxes and Accounting—Our ability to provide our storage and solar service offerings to customers on an economically viable basis depends in part on our ability to finance these systems with fund investors who seek particular tax and other benefits” and “—Our business depends in part on the availability of utility rebates, tax credits and other benefits, tax exemptions and exclusions, and other financial incentives on the federal, state, and/or local levels. We may be adversely affected by changes in, and application of, these laws or other incentives to us, and the expiration, elimination or reduction of these benefits could adversely impact our business.”
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
Separately, California's solar property tax exclusion under Revenue and Taxation Code Section 73, which has shielded solar energy systems from triggering a reassessment of a property's taxable value, is currently scheduled to sunset on January 1, 2027. Newly installed solar and storage systems will become subject to property tax reassessment, potentially increasing the effective cost of ownership for customers and reducing the relative attractiveness of our offerings in California. Additionally, in California many residential customers are required to pay a Utility Users Tax. Solar customers have had an exemption since 2013, which was extended in 2017 for an additional seven years. This exemption is set to expire at the end of 2026. As a result, we expect to see originations shift from PPAs to lease agreements within California. Sunrun could see increased costs in other markets if legislatures allow longstanding property tax or sales tax exemptions that supported the early industry to expire.
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
We intend to pursue these opportunities on a variety of fronts, and we continue to pursue the development of our grid services business, creating distributed power plants that we believe will lead to a more affordable and more resilient grid. Sunrun’s evolution to become a storage-first company has put us in the position of being the largest home-to-grid power plant owner and operator in the country — becoming a key dispatchable energy resource for the grid. In collaboration with grid managers, we can deploy our battery systems where they will add the most value for utilities, the grid, and customers. We are actively delivering demand response and capacity services to meet operational needs in multiple geographies, and partnering with grid managers to build a more resilient electricity system that integrates the new energy technologies that we believe our customers want.
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

Funds
As of June 30, 2026, we had 60 active Funds, which are described below. We have established different types of Funds to implement our asset monetization strategy. Depending on the nature of the Fund, cash may be contributed to the investment Fund by the investor upfront or in stages based on milestones associated with the design, construction or interconnection status of the energy systems. The cash contributed by the Fund investor is used by the Fund to purchase energy systems. The Funds own a Sunrun subsidiary for the energy systems, Customer Agreements and associated incentives. We receive on-going cash distributions from the Funds representing a portion of the monthly customer payments received. We use the upfront cash, as well as on-going distributions to cover our costs associated with designing, purchasing and installing the energy systems. In addition, we also use debt, equity and other financing strategies to fund our operations. The allocation of the economic benefits between us and the Fund investor and the corresponding accounting treatment varies depending on the structure of the Fund.
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

For all of our partnership flips, the redeemable noncontrolling interest is carried on our balance sheet at the greater of the redemption value or the amount calculated under the HLBV method. The HLBV method estimates the amount that, if the fund’s assets were hypothetically sold at their book value, the investor would be entitled to receive according to the liquidation waterfall in the partnership agreement. As of June 30, 2026, the noncontrolling interest balance (redeemable or otherwise) for these Funds was $1.7 billion.

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

	Three months ended June 30,
	2026	2025
Subscriber Additions in period	19,793	28,823
Contracted Subscriber Value (per Subscriber)	$55,033	$49,919
Aggregate Contracted Subscriber Value (in thousands)	$1,089,263	$1,438,803

	As of June 30,
	2026	2025
Networked Solar Capacity (megawatts)	8,732	7,949
Customers	1,205,613	1,105,080

	As of June 30,
	2026	2025

	(in thousands)
Contracted Gross Earning Assets	$16,863,197	$15,154,928
Non-contracted or Upside Gross Earning Assets	5,326,134	4,630,393
Gross Earning Assets	$22,189,331	$19,785,321

The tables below provide a range of Gross Earning Asset amounts if different default, discount and purchase and renewal assumptions were used.
Contracted Gross Earning Assets:

	As of June 30, 2026
	Discount rate
Annualized Net Default rate	4%	5%	6%	7%	8%

	(in thousands)
0.75%	$18,162,186	$16,692,867	$15,408,701	$14,281,728	$13,288,729
0.50%	$18,770,188	$17,234,587	$15,893,533	$14,717,543	$13,682,142
0.25%	$19,378,191	$17,776,307	$16,378,365	$15,153,358	$14,075,555
0.00%	$19,986,193	$18,318,026	$16,863,197	$15,589,172	$14,468,967
Non-contracted or Upside Gross Earning Assets:

	As of June 30, 2026
	Discount rate
Purchase or Renewal rate	4%	5%	6%	7%	8%

	(in thousands)
80%	$6,729,139	$5,588,716	$4,665,796	$3,915,478	$3,302,710
90%	$7,688,355	$6,382,670	$5,326,134	$4,467,299	$3,766,002
100%	$8,647,569	$7,176,624	$5,986,471	$5,019,119	$4,229,294

Total Gross Earning Assets:

	As of June 30, 2026
	Discount rate
Purchase or Renewal rate	4%	5%	6%	7%	8%

	(in thousands)
80%	$26,715,333	$23,906,742	$21,528,993	$19,504,651	$17,771,677
90%	$27,674,548	$24,700,696	$22,189,331	$20,056,471	$18,234,969
100%	$28,633,763	$25,494,650	$22,849,668	$20,608,291	$18,698,262

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
Consideration from customers is considered variable due to the performance guarantee under Customer Agreements and liquidated damage provisions under SREC contracts in the event minimum deliveries are not achieved. Customer Agreements with a performance guarantee provide a credit to the customer if the system’s cumulative production, as measured on various PTO anniversary dates, is below our guarantee of a specified minimum. Revenue is recognized to the extent it is probable that a significant reversal of such revenue will not occur. If our estimate of the future production shortfall amount for Customer Agreements with a performance guarantee was 10% higher, the additional reduction to revenue in the six months ended June 30, 2026 would have been less than $5.4 million. Our estimated production shortfall reduced revenue during the six months ended June 30, 2026 by approximately $3.6 million more than the prior year’s period. We have historically estimated an immaterial amount of liquidated damages pursuant to SREC contracts, and actual damages have not been materially different from estimates, nor material in amount during the six months ended June 30, 2026 and 2025.
Energy Systems and Product Sales. Energy systems sales are revenue from the sale of energy systems directly to customers, third party investors, or non-controlling joint venture customers. We generally recognize revenue from energy systems sold to customers when the energy system passes inspection by the authority having jurisdiction, which inspection generally occurs after installation but prior to PTO, at which time we have met the performance obligation in the contract. For energy system sales that include delivery obligations up until interconnection to the local power grid with permission to operate, we recognize revenue at PTO. For sale of energy systems subject to newly originated Customer Agreements to third-party investors and a non-controlled joint venture, we recognize revenue over time as performance obligations are satisfied, based on the achievement of milestones. Revenue is adjusted for variable consideration related to potential returns, price adjustments, and other customer concessions. These adjustments are calculated using the expected value method. Certain energy systems sold to customers include fees for extended warranty and maintenance services. These fees are recognized over the life of the service agreement.
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
Impairment of Long-Lived Assets
The carrying values of our long-lived assets, including energy systems, are periodically reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable or that the useful life is shorter than originally estimated. Factors that we consider in deciding when to perform an impairment review would include significant negative industry or economic trends, and significant changes or planned changes in our use of the assets. Recoverability of these assets is measured by comparison of the carrying value of each asset group to the future undiscounted cash flows the asset is expected to generate over its remaining life. If the asset is considered to be impaired, the amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset. If the useful life is shorter than originally estimated, we amortize the remaining carrying value over the new shorter useful life. During the three and six months ended June 30, 2026 and 2025, there were no indicators of impairment and therefore no cash flow analysis was performed.
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
The calculation of HLBV does not require estimates since each HLBV calculation is based upon the liquidation provisions of each fund’s contractual agreement. The calculation of the redeemable noncontrolling interest balance involves estimates such as a discount rate used in net present value calculations, and customer default rates. If the assumptions used for each of these were 10% higher, the impact to the aggregate redeemable noncontrolling interest balance as of June 30, 2026 would be a reduction of $22.8 million.

Results of Operations
The results of operations presented below should be reviewed in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

	(in thousands, except per share data)
Revenue:
Customer agreements and incentives	$543,730	$458,000	$1,011,552	$860,920
Energy systems and product sales	326,258	111,336	580,667	212,687
Total revenue	869,988	569,336	1,592,219	1,073,607
Operating expenses:
Cost of customer agreements and incentives	342,452	345,376	657,194	654,005
Cost of energy systems and product sales	199,312	104,144	387,000	200,942
Sales and marketing	190,681	152,459	369,214	298,449
Research and development	10,234	8,063	20,377	18,042
General and administrative	92,521	71,543	167,156	129,306
Total operating expenses	835,200	681,585	1,600,941	1,300,744
Income (loss) from operations	34,788	(112,249)	(8,722)	(227,137)
Interest expense, net	(264,428)	(247,137)	(528,371)	(474,571)
Other income (expense), net	17,495	(14,528)	34,681	(59,927)
Loss before income taxes	(212,145)	(373,914)	(502,412)	(761,635)
Income tax expense (benefit)	(3,972)	(94,930)	3,094	(205,480)
Net loss	(208,173)	(278,984)	(505,506)	(556,155)
Net loss attributable to noncontrolling interests and redeemable noncontrolling interests	(323,325)	(558,757)	(788,302)	(885,939)
Net income attributable to common stockholders	$115,152	$279,773	$282,796	$329,784
Net income per share attributable to common stockholders
Basic	$0.48	$1.22	$1.19	$1.45
Diluted	$0.42	$1.07	$1.04	$1.28
Weighted average shares used to compute net income per share attributable to common stockholders
Basic	238,997	229,167	236,804	227,794
Diluted	273,999	261,152	273,189	259,539

Comparison of the Three Months Ended June 30, 2026 and 2025
Revenue

	Three Months Ended June 30,		Change
	2026	2025	$	%

	(in thousands)
Customer agreements	$506,958	$433,439	$73,519	17%
Incentives	36,772	24,561	12,211	50%
Customer agreements and incentives	543,730	458,000	85,730	19%

Energy systems	290,970	37,874	253,096	668%
Products	35,288	73,462	(38,174)	(52)%
Energy systems and product sales	326,258	111,336	214,922	193%
Total revenue	$869,988	$569,336	$300,652	53%
Customer Agreements and Incentives. The $73.5 million increase in revenue from Customer Agreements was primarily due to new systems placed in service in the period from July 1, 2025 through June 30, 2026, plus a full quarter of revenue recognized in 2026 for systems placed in service in the second quarter of 2025 versus only a partial amount of such revenue related to the period in which the assets were in service in 2025. Revenue from incentives consisted primarily of sales of SRECs. The $12.2 million increase in revenue from incentives related to the timing and volume of SREC sales which were responsive to market conditions.
Energy Systems and Product Sales. Revenue from energy systems sales increased by $253.1 million compared to the prior year primarily due to a transaction that Sunrun entered into in the third quarter of 2025, as well as the non-controlled joint venture Sunrun entered in fiscal 2026, whereby certain storage and energy systems subject to newly originated Customer Agreements are sold to a third-party investor or the joint venture; however, Sunrun continues to maintain the customer experience and servicing relationships and can sell future goods and services to these customers. Revenue from product sales decreased by $38.2 million, primarily due to the lower average sales price of energy products, as well as lower sales volume of energy products to installers of energy systems compared to the prior year, due to easing of supply chain constraints.
Operating Expenses

	Three Months Ended June 30,		Change
	2026	2025	$	%

	(in thousands)
Cost of customer agreements and incentives	$342,452	$345,376	$(2,924)	(1)%
Cost of energy systems and product sales	199,312	104,144	95,168	91%
Sales and marketing	190,681	152,459	38,222	25%
Research and development	10,234	8,063	2,171	27%
General and administrative	92,521	71,543	20,978	29%
Total operating expenses	$835,200	$681,585	$153,615	23%
Cost of Customer Agreements and Incentives. The $2.9 million decrease in Cost of customer agreements and incentives was primarily due to the lower volume of systems being placed in service since the prior year’s period related to the sale of certain storage and energy systems subject to newly originated Customer Agreements to a third-party, as noted above.
The Cost of customer agreements and incentives decreased to 63% of customer agreements and incentives revenue during the three months ended June 30, 2026, from 75% during the three months ended June 30, 2025. This decrease is primarily due to customer pricing increases catching up to costs.

Cost of Energy Systems and Product Sales. The $95.2 million increase in Cost of energy systems and product sales was primarily due to the corresponding net increase in the energy systems and product sales discussed above.
The Cost of energy systems and product sales decreased to 61% of revenue from energy systems and product sales during the quarter ended June 30, 2026, from 94% during the quarter ended June 30, 2025, primarily due to the increase in system sales to a third-party investor related to the transaction Sunrun entered in the third quarter of 2025 and the non-controlled joint venture entered in fiscal 2026 discussed above.
Sales and Marketing Expense. The $38.2 million increase in Sales and marketing expense was primarily attributable to an increase in costs to acquire customers through our sales lead generating partners related to the increase in system sales to a third-party from the transaction Sunrun entered starting in Q3 2025 discussed above. A decrease in sales and marketing headcount driving lower employee compensation partially offset such costs. Included in Sales and marketing expense is $26.6 million and $23.3 million of amortization of costs to obtain Customer Agreements for the three months ended June 30, 2026 and 2025, respectively.
Research and Development Expense. The $2.2 million increase in Research and development expense was primarily attributable to an increase in research and development headcount driving higher employee compensation.
General and Administrative Expense. The $21.0 million increase in General and administrative expenses was primarily attributable to increases related to information technology related consulting costs.

Non-Operating Expenses, net

	Three Months Ended June 30,		Change
	2026	2025	$	%

	(in thousands)
Interest expense, net	$(264,428)	$(247,137)	$(17,291)	7%
Other income (expense), net	$17,495	$(14,528)	$32,023	(220)%

Interest Expense, net. The increase in interest expense, net of $17.3 million was primarily related to additional non-recourse debt entered into subsequent to June 30, 2025. Included in net interest expense is $10.1 million and $9.4 million of non-cash interest recognized under Customer Agreements that have a significant financing component for the three months ended June 30, 2026 and 2025, respectively.

Other Income (Expense), net. The increase in other income (expense), net of $32.0 million related primarily to gains on derivatives recognized in the three months ended June 30, 2026.
Income Tax Expense (Benefit)

	Three Months Ended June 30,		Change
	2026	2025	$	%

	(in thousands)
Income tax expense (benefit)	$(3,972)	$(94,930)	$90,958	(96)%

The decrease in income tax benefit of $91.0 million is primarily attributable to decreased benefit related to ITC transfer originations, increased valuation allowance expense, and decreased net income attributable to common stockholders.

Net Loss Attributable to Noncontrolling Interests and Redeemable Noncontrolling Interests

	Three Months Ended June 30,		Change
	2026	2025	$	%

	(in thousands)
Net loss attributable to noncontrolling interests and redeemable noncontrolling interests	$(323,325)	$(558,757)	$235,432	(42)%

The decrease in net loss attributable to noncontrolling interests and redeemable noncontrolling interests was primarily the result of the addition of new investment funds later in the period in the three months ended June 30, 2026, as compared to the three months ended June 30, 2025, for which the HLBV method was used in determining the amount of net loss attributable to noncontrolling interests. Investment funds generally allocate more loss to the noncontrolling interest in the first several years after fund formation.
Comparison of the Six Months Ended June 30, 2026 and 2025
Revenue

	Six Months Ended June 30,		Change
	2026	2025	$	%

	(in thousands)
Customer agreements	$954,060	$814,799	$139,261	17%
Incentives	57,492	46,121	11,371	25%
Customer agreements and incentives	1,011,552	860,920	150,632	17%

Energy systems	503,185	77,942	425,243	546%
Products	77,482	134,745	(57,263)	(42)%
Energy systems and product sales	580,667	212,687	367,980	173%
Total revenue	$1,592,219	$1,073,607	$518,612	48%
Customer Agreements and Incentives. The $139.3 million increase in revenue from Customer Agreements was primarily due to new systems placed in service in the period from July 1, 2025 through June 30, 2026, plus a full six months of revenue recognized in 2026 for systems placed in service in the first six months of 2025 versus only a partial amount of such revenue related to the period in which the assets were in service in 2025. Revenue from incentives consisted primarily of sales of SRECs. The $11.4 million increase in revenues from incentives related to the timing and volume of SREC sales which were responsive to market conditions.
Energy Systems and Product Sales. Revenue from energy systems sales increased by $425.2 million compared to the prior year primarily due to a transaction that Sunrun entered into in the third quarter of 2025, as well as the non-controlled joint venture Sunrun entered in fiscal 2026, whereby certain storage and energy systems subject to newly originated Customer Agreements are sold to a third-party investor or the joint venture; however, Sunrun continues to maintain the customer experience and servicing relationships and can sell future goods and services to these customers. Product sales decreased by $57.3 million, primarily due to the lower average sales price of energy products, as well as lower sales volume of energy products to installers of energy systems compared to the prior year, due to easing of supply chain constraints.

Operating Expenses

	Six Months Ended June 30,		Change
	2026	2025	$	%

	(in thousands)
Cost of customer agreements and incentives	$657,194	$654,005	$3,189	—%
Cost of energy systems and product sales	387,000	200,942	186,058	93%
Sales and marketing	369,214	298,449	70,765	24%
Research and development	20,377	18,042	2,335	13%
General and administrative	167,156	129,306	37,850	29%
Total operating expenses	$1,600,941	$1,300,744	$300,197	23%
Cost of Customer Agreements and Incentives. The $3.2 million increase in Cost of Customer Agreements and Incentives was primarily due to the new systems placed in service in the period from July 1, 2025 through June 30, 2026, plus a full six months of costs recognized in 2026 for systems placed in service in the six months of 2025 versus only a partial amount of such expenses related to the period in which the assets were in service in 2025.
The Cost of customer agreements and incentives decreased to 65% of customer agreements and incentives revenue during the six months ended June 30, 2026, from 76% during the six months ended June 30, 2025. This decrease is primarily due to customer pricing increases catching up to costs.
Cost of Energy Systems and Product Sales. The $186.1 million increase in Cost of energy systems and product sales was primarily due to the corresponding net increase in the energy systems and product sales discussed above.
The Cost of energy systems and product sales decreased to 67% of revenue from energy systems and product sales during the six months ended June 30, 2026, from 94% during the six months ended June 30, 2025, primarily due to the increase in system sales to a third-party investor or joint venture related to the transaction Sunrun entered in the third quarter of 2025 and the non-controlled joint venture entered in fiscal 2026 discussed above.
Sales and Marketing Expense. The $70.8 million increase in Sales and marketing expense was primarily attributable to an increase in costs to acquire customers through our sales lead generating partners related to the increase in system sales to a third-party from the transaction Sunrun entered starting in Q3 2025 discussed above. A decrease in sales and marketing headcount driving lower employee compensation partially offset such costs. Included in Sales and marketing expense is $52.6 million and $45.4 million of amortization of costs to obtain Customer Agreements for the six months ended June 30, 2026 and 2025, respectively.
Research and Development Expense. The $2.3 million increase in Research and development expense was primarily attributable to an increase in research and development headcount driving higher employee compensation.
General and Administrative Expense. The $37.9 million increase in General and administrative expenses was primarily attributable to increases related to information technology related consulting costs, as well as employee compensation.

Non-Operating Expenses, net

	Six Months Ended June 30,		Change
	2026	2025	$	%

	(in thousands)
Interest expense, net	$(528,371)	$(474,571)	$(53,800)	11%
Other income (expense), net	$34,681	$(59,927)	$94,608	158%

Interest Expense, net. The increase in interest expense, net of $53.8 million was primarily related to additional non-recourse debt entered into subsequent to June 30, 2025. Included in net interest expense is $20.2 million and $18.7 million of non-cash interest recognized under Customer Agreements that have a significant financing component for the six months ended June 30, 2026 and 2025, respectively.

Other Income (Expense), net. The increase in other income (expense), net of $94.6 million related primarily to gains on derivatives recognized in the six months ended June 30, 2026.
Income Tax Expense (Benefit)

	Six Months Ended June 30,		Change
	2026	2025	$	%

	(in thousands)
Income tax expense (benefit)	$3,094	$(205,480)	$208,574	(102)%

The decrease in income tax benefit of $208.6 million is primarily attributable to decreased benefit related to ITC transfer originations, increased valuation allowance expense, and increased net income attributable to common stockholders.
Net Loss Attributable to Noncontrolling Interests and Redeemable Noncontrolling Interests

	Six Months Ended June 30,		Change
	2026	2025	$	%

	(in thousands)
Net loss attributable to noncontrolling interests and redeemable noncontrolling interests	$(788,302)	$(885,939)	$97,637	(11)%

The decrease in net loss attributable to noncontrolling interests and redeemable noncontrolling interests was primarily the result of the addition of new investment funds later in the period in the first six months of 2026 as compared to the first six months of 2025, for which the HLBV method was used in determining the amount of net loss attributable to noncontrolling interests. Investment funds generally allocate more loss to the noncontrolling interest in the first several years after fund formation.

Liquidity and Capital Resources
As of June 30, 2026, we had cash of $712.4 million, which consisted of cash held in checking and savings accounts with financial institutions. We finance our operations mainly through a variety of financing fund arrangements that we have formed with fund investors, cash generated from our sources of revenue and borrowings from secured credit facilities arrangements with syndicates of banks and from secured, long-term non-recourse loan arrangements. In 2025, we received $1.2 billion of new commitments on secured credit facilities arrangements and $1.6 billion of commitments from secured, long-term non-recourse loan arrangements. Our principal uses of cash are funding our business, including the costs of acquisition and installation of solar energy systems, satisfaction of our obligations under our debt instruments and other working capital requirements. As of June 30, 2026, we had outstanding borrowings of $153.7 million on our $321.4 million credit facility maturing in March 2028. In December 2025, we amended our bank line of credit to, among other things, reduce the total commitments from $447.5 million to approximately $321.4 million, and to extend the maturity date from March 2027 to March 2028. In 2024, we amended one of our subsidiary’s senior secured credit facility to, among other things, increase the total commitments from $1.8 billion to $2.6 billion and extend the maturity date from April 2025 to April 2028. For further information regarding certain of the impacts our ability to raise capital on our business, see Part I, Item 1A. Risk Factors— Risks Related to Our Operating Structure and Financing Activities—"We need to raise capital to finance the continued growth of our operations and solar service business. If capital is not available to us on acceptable terms, as and when needed, our business and prospects would be materially and adversely impacted. In addition, our business is affected by general economic conditions and related uncertainties affecting markets in which we operate. Volatility in current economic conditions could adversely impact our business, including our ability to raise financing.”

Additionally, we have purchase commitments, which have the ability to be canceled without significant penalties, with multiple suppliers to purchase $301.6 million of batteries by the end of the second quarter of 2027 and to purchase $2.1 billion of photovoltaic modules, inverters and batteries between fiscal year 2026 and fiscal year 2029. In February 2026, we amended one of our subsidiary's senior secured credit facility to, among other things, increase the total commitment to $2.7 billion and extend the maturity date from February 2028 to February 2030. Our business model requires substantial outside financing arrangements to grow the business and facilitate the deployment of additional energy systems. The energy systems that are operational are expected to generate a positive return rate over the term of the Customer Agreement, typically 20 or 25 years. However, in order to grow, we will continue to be dependent on financing from outside parties. If financing is not available to us on acceptable terms if and when needed, we may be required to reduce planned spending, which could have a material adverse effect on our operations. While there can be no assurances, we anticipate raising additional required capital from new and existing investors. We believe our cash, investment fund commitments and available borrowings as further described below will be sufficient to meet our anticipated cash needs for at least the next 12 months. We believe we will meet longer-term expected future cash requirements and obligations through a combination of cash flows from operating activities, available cash balances, and available credit via our credit facilities. The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
	2026	2025

	(in thousands)
Consolidated cash flow data:
Net cash used in operating activities	$(175,556)	$(396,865)
Net cash used in investing activities	(877,734)	(1,347,842)
Net cash provided by financing activities	952,687	1,809,368
Net change in cash and restricted cash	$(100,603)	$64,661
Operating Activities
During the six months ended June 30, 2026, we generated $175.6 million in net cash provided from operating activities. The driver of our operating cash outflow consisted of the cost of our revenue, as well as sales, marketing and general and administrative costs. During the six months ended June 30, 2026, our operating cash outflows were $57.1 million from our net loss excluding non-cash and non-operating items. Changes in working capital resulted in a net cash inflow of $232.6 million.

During the six months ended June 30, 2025, we used $396.9 million in net cash from operating activities. The driver of our operating cash outflow consisted of the cost of our revenue, as well as sales, marketing and general and administrative costs. During the six months ended June 30, 2025, our operating cash outflows were $151.7 million from our net loss excluding non-cash and non-operating items. Changes in working capital resulted in a net cash inflow of $245.1 million.
Investing Activities
During the six months ended June 30, 2026, we used $877.7 million in cash in investing activities. The majority was used to design, acquire and install energy systems and components under our long-term Customer Agreements.
During the six months ended June 30, 2025, we used $1,347.8 million in cash in investing activities. The majority was used to design, acquire and install energy systems and components under our long-term Customer Agreements.
Financing Activities
During the six months ended June 30, 2026, we generated $952.7 million from financing activities. This was primarily driven by $673.3 million in net proceeds from fund investors, $286.8 million in net proceeds from debt (which includes $166.7 million of normal amortization for existing debt), $12.4 million in net proceeds from state tax credits and $9.4 million in net proceeds from stock-based awards activity, offset by $12.3 million in repayments under finance lease obligations.

During the six months ended June 30, 2025, we generated $1.8 billion from financing activities. This was primarily driven by $816.5 million in net proceeds from fund investors and $1.1 billion in net proceeds from debt (which includes $146.7 million of normal amortization for existing debt), offset by $12.8 million in repayments under finance lease obligations.

Debt and Fund Commitments
As of June 30, 2026, we had committed and available capital of approximately $1.6 billion that may only be used to purchase and install energy systems. We intend to establish new investment funds in the future, and we may also use debt, equity or other financing strategies to finance our business. For a discussion of the terms and conditions of debt instruments and changes thereof in the period, refer to Note 8, Indebtedness, to our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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

In connection with that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective and designed to provide reasonable assurance that the information required to be disclosed is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms as of June 30, 2026. As such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, “disclosure controls and procedures” means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

Home battery storage and solar energy has yet to achieve broad market acceptance and depends in part on continued support in the form of rebates, tax credits, and other incentives from federal, state and local governments. For example, the most notable recent federal tax legislation affecting our business is the OBBB, that President Trump signed into law on July 4, 2025. The new law makes adverse changes to tax policies that we rely upon, including to the eligibility of solar energy systems for the 48E Clean Electricity Investment Credit after 2027. The law maintains the 48E credit for energy storage through 2033. The law also applies new “Prohibited Foreign Entity” (“PFE”) restrictions to the Section 48E credit, which could potentially deny tax credits to entities owned, controlled, or influenced by certain specified foreign entities of concern, and for projects that use certain components or receive "material assistance" from certain prohibited foreign entities of concern, thereby potentially increasing costs and potentially reducing demand, or restricting access to tax credits. Further, the law ended the Residential Clean Energy Credit on January 1, 2026. Additionally, there have been significant changes in the residential solar policy and pricing framework in California, which is one of our key markets and represents over 45% of our customer base, as of June 30, 2026. Changes to California’s net metering policy, with the new billing regime implemented in April 2023, presented a significant change to the financial credits California customers receive from our solar and battery systems and may limit the financial attractiveness of our offerings in this market, particularly for solar-only systems. Originations in California are below levels prior to the Net Billing Tariff (“NBT”) transition, and without further increases in originations, our new installations in California may continue to decline compared to prior periods, which could have a material adverse effect on our business operations and financial performance. If support diminishes materially for solar or storage policy related to rebates, tax credits, bill crediting, or other incentives, our ability to obtain external financing on acceptable terms, or at all, could be materially adversely affected. These types of funding limitations could lead to inadequate financing support for the anticipated growth in our business. Furthermore, growth in residential solar and storage energy depends in part on macroeconomic conditions, retail prices of electricity and customer preferences, each of which can change quickly. Declining macroeconomic conditions, including in job markets and residential real estate markets, could contribute to instability and uncertainty among customers and impact their financial wherewithal, credit scores or interest in entering into long-term contracts, even if such contracts would generate immediate and long-term savings.

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

We have historically benefited from declining costs in our industry, and our business and financial results have been and may continue to be harmed as a result of recent, and any continued, increases in costs associated with our solar service offerings and any failure of these costs to decline in the future. If we do not reduce our cost structure in the future, our ability to continue to be profitable may be impaired.

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

Continued increases in third-party loan financing products could result in the demand for our long-term Customer Agreements to decline, which would require us to shift our product focus to respond to the market trend and could have an adverse effect on our business. The majority of our customers have historically chosen our solar service offerings as opposed to other third-party loan financing products. Our financial model is impacted by the volume of customers who choose our solar service offerings, and an increase in the number of customers who choose third-party financing options may harm our business and financial results.

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

At the federal level, tax policy and associated regulations have a direct impact on our business. The most notable recent tax legislation affecting our business is the OBBB signed into law on July 4, 2025. The law adjusts federal energy tax policies that we rely upon, including the 48E Clean Electricity Investment Credit and its associated “bonus” credits. For example, while the law maintains the 48E credit for energy storage that begins construction by the end of 2033, it shortens the availability of the 48E credit for solar facilities by requiring construction to have begun by July 4, 2026 to maintain the four-year continuity safe-harbor to place a project in service.

Solar facilities which begin construction after July 4, 2026 must be placed in service by the end of 2027. The law also applies new PFE restrictions to the Section 48E credit, which could potentially deny tax credits to entities owned, controlled, or influenced by certain specified foreign entities, and for facilities that use certain components or receive “material assistance” from a PFE, thereby potentially increasing costs, reducing demand or restricting access to tax credits. The law ends the customer-claimed 25D Residential Clean Energy Credit starting in 2026. Changes in the law to the Section 45X Advanced Manufacturing Production Credit could also affect us indirectly, through our suppliers. The implementation of the law through the federal regulatory process has begun and may continue to directly affect our business.

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

In 2024, the California Public Utilities Commission (CPUC) approved a fixed charge of $24.15/month for most residential customers, not just solar customers, of the three major investor-owned utility territories, with no change in existing income tiers. The decision added a smaller fixed monthly charge of $6/month and $12/month, respectively, for the two-tiers of existing low-income customers.

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

All states regulate investor-owned utility retail electricity pricing. In addition, there are numerous publicly owned utilities and electric cooperatives that establish their own retail electricity pricing through some form of regulation or internal process. These regulations and policies could deter potential customers from purchasing our solar service offerings. For example, some utilities in states such as Arizona have sought and secured rate design changes that reduce the credit for residential solar exports to below the retail rate and impose new charges for rooftop solar customers. Utilities in additional states may follow suit. Such rate changes can include changing rates to charge lower volume-based rates — the rates charged for kilowatt hours of electricity purchased by a residential customer — while raising unavoidable fixed charges and levying charges on homeowners based on their point of maximum demand during a month (referred to as “demand charge”). These forms of rate design could adversely impact our business by reducing the value of the electricity our energy systems produce, and reducing any savings customers realize by purchasing our solar and battery service offerings. In September 2025, the Public Utilities Commission of Nevada initially approved a daily demand charge for all residential customers in Nevada Power service territory, which could negatively impact the value of home solar and storage. While originally set to begin on April 1, 2026, the Public Utilities Commission of Nevada delayed implementation to January 1, 2027, and this charge is currently being challenged in court. These proposals could be replicated in other states. In addition to changes in general rates charged to all residential customers, utilities sometimes have proposed solar-specific charges (which may be fixed charges, capacity-based charges, or other rate charges). Any of these changes could materially reduce the demand for our offerings and could limit the number of markets in which our offerings are competitive with electricity provided by the utilities.

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

Policy can impact solar installation completion timelines. For example, California passed SB 379 in 2022, which imposes a required timeline for cities and counties to implement an online, automated solar permitting platform. Over the past three years, Maryland, Texas, Florida, Connecticut and New Jersey similarly passed streamlined permitting legislation that can reduce installation timelines.

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

We typically bear the risk of loss and are generally obligated to cover the cost of maintenance, repair and removal for any energy system that we sell or lease to our investment funds. At the time we sell or lease an energy system to an investment fund, we enter into a maintenance services agreement where we agree to operate and maintain the system for a fixed fee that is calculated to cover our future expected maintenance costs. If our energy systems require an above-average amount of repairs or if the cost of repairing systems were higher than our estimate, we would need to perform such repairs without additional compensation. If our energy systems, more than 45% of which were located in California as of June 30, 2026, are damaged as the result of a natural disaster beyond our control, losses could exceed or be excluded from our insurance policy limits, and we could incur unforeseen costs that could harm our business and financial condition. We may also incur significant costs for taking other actions in preparation for, or in reaction to, such events. We purchase property insurance with industry standard coverage and limits approved by an investor’s third-party insurance advisors to hedge against such risk, but such coverage may not cover our losses.

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

As of June 30, 2026, California represented over 45% of our customer base. This concentration of our customer base and operational infrastructure could lead to our business and results of operations being particularly susceptible to adverse economic, regulatory, political, weather and other conditions in this market and in other markets that may become similarly concentrated, in particular the east coast, where we have seen significant growth recently. Changes to California's net metering and tariff structure in 2023 created additional uncertainty and challenges, and thus a shift to more solar-paired-with-storage offerings, given the size of our customer base in California. Originations in California continue to be below levels prior to the NBT transition, and without further increases in originations, our new installations in California may continue to decline compared to prior periods, which could have a material adverse effect on our business operations and financial performance.

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

Our Customer Agreements are typically for 20 or 25 years and require the customer to make monthly payments to us. Accordingly, we are subject to the credit risk of customers. As of June 30, 2026, the average FICO score of our customers under a Customer Agreement with a monthly payment schedule remained at or above 740, which is generally categorized as a “Very Good” credit profile by the Fair Isaac Corporation. However, this may decline to the extent FICO score requirements under future investment funds are relaxed. As our fleet of systems ages and we experience annual defaults from customers, cumulative annual defaults increase accordingly. If realized annual defaults and cumulative defaults exceed assumptions made by us or our financing partners, we may experience reduced revenue and face reductions in the financing proceeds obtained for new funds and potentially at less advantageous terms. Due to the immaterial amount of customer defaults to date, our reserve for this exposure is minimal, and our future exposure may exceed the amount of such reserves. If we experience increased customer credit defaults, our revenue and our ability to raise new investment funds could be adversely affected. If economic conditions worsen, certain of our customers may face liquidity concerns and may be unable to satisfy their payment obligations to us on a timely basis or at all, which could have a material adverse effect on our financial condition and results of operations.

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

We cannot ensure that our sales professionals and other personnel will always comply with our standard practices and policies, as well as applicable laws and regulations. In any of the numerous interactions between our sales professionals or other personnel and our customers or potential customers, our sales professionals or other personnel may, without our knowledge and despite our efforts to effectively train them and enforce compliance, engage in conduct that is or may be prohibited under our standard practices and policies and applicable laws and regulations. In addition, states and other jurisdictions may enact new laws or regulations that impose compliance obligations on us but fail to establish, fund, or maintain the systems, portals, agency guidance, or other infrastructure necessary for us to satisfy those obligations, or may do so on timelines that are impractical or infeasible. In such cases, we may be unable to comply with these laws or regulations notwithstanding our good faith efforts to do so. Any such non-compliance, or the perception of non-compliance, has exposed us to claims and could expose us to additional claims, proceedings, litigation, investigations, or enforcement actions by private parties or regulatory authorities, as well as substantial fines and negative publicity, each of which may materially and adversely affect our business and reputation. We have incurred, and will continue to incur, significant expenses to comply with the laws, regulations and industry standards that apply to us.

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

•managing our affiliate channel partner network;

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

On July 4, 2025, the OBBB was signed into law by the President of the United States. The OBBB contains a number of changes to the IRA that significantly impact the availability of the ITCs under Sections 48(a) and 48E of the Code, including the accelerated sunsetting of certain investment tax credits (including for residential solar projects), and certain limited restrictions on their transferability to third-parties for sale. In particular, ITCs for solar projects under Section 48E are terminated if they do not begin construction by July 4, 2026 unless such projects are placed in service by December 31, 2027. The OBBB also introduces significant restrictions beginning in 2026 around certain PFEs, which will not only impact who can invest in renewable energy projects, but also who can supply components and know-how to develop them. On August 15, 2025, in response to an Executive Order issued by the President of the United States on July 7, 2025, the U.S. Department of Treasury and the IRS issued Notice 2025-42, which provides for beginning of construction rules for wind and solar, revising existing guidance by largely eliminating the long-established 5% safe harbor. However, the 5% safe harbor continues to apply to solar facilities having a maximum output of 1.5 megawatts or less. Therefore, our existing safe harbor strategies should not be impacted by such guidance. However, Notice 2025-42 did not respond to the portion of the Executive Order regarding beginning of construction for purposes of the new restrictions regarding PFEs and indicated additional guidance is forthcoming. On June 6, 2026, the U.S. District Court for the District of Columbia vacated Notice 2025-42 in its entirety and remanded it to the IRS for further consideration. We are monitoring how the IRS will respond to the remand and whether they will attempt to reissue guidance on this matter. On February 12, 2026, the U.S. Department of Treasury and the IRS issued Notice 2026-15, which provides interim guidance, including regarding safe harbors for purposes of determining a taxpayer’s material assistance from a PFE. The U.S. Department of Treasury and the IRS have indicated that they intend to issue more comprehensive proposed regulations and other guidance with respect to the definitions of a PFE and material assistance from a PFE. We cannot predict with certainty what such guidance, or any other future guidance, will say, or how it will impact our existing safe harboring strategies. We routinely monetize investment tax credits and such monetization is a key component in our financing of solar projects. Obtaining tax equity funding (and tax equity funding on advantageous terms) may become more challenging as a result of the OBBB. Additionally, the benefits of the ITC have historically enhanced our ability to provide competitive pricing for customers. Accordingly, the OBBB could slow our growth and adversely impact our financial results and operational metrics.

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

If the IRS or, in the event of a dispute, a court or other applicable authority, determines that the creditable basis of our energy systems is materially lower than what we have claimed, we may have to pay significant amounts to our fund investors, and our business, financial condition, and prospects may be materially and adversely affected.

We and our fund investors claim the ITCs in amounts based on the purchase price paid by our funds for our energy systems (i.e., the funds’ basis in the energy systems, or creditable basis). Such purchase prices are based on the fair market value of our systems as determined pursuant to independent appraisals obtained by us. However, the determination of creditable basis is subject to complex and evolving tax rules and valuation principles, and the IRS, a court or another applicable authority may disagree with the assumptions, methodologies or allocations reflected in these appraisals. For example, with respect to ITCs, the IRS may on audit determine that the creditable basis for our energy systems is lower than the amount determined by the appraisal and accordingly argue that the tax credits previously claimed must be reduced. If the creditable basis is determined in these circumstances to be less than what we or our tax equity investment funds reported, we may owe our fund investors an amount equal to the amount by which the ITCs are reduced (including any interest and penalties), plus any costs and expenses associated with a challenge to that valuation. We could also be subject to tax liabilities, including interest and penalties. If the IRS or other applicable authority further disagrees now or in the future with the amounts we or our tax equity investment funds reported regarding the creditable or depreciable basis of our energy systems, it could have a material adverse effect on our business, financial condition, and prospects.

We have purchased insurance policies insuring us and related parties for additional taxes owed in respect of lost ITCs, depreciation, gross-up costs and expenses incurred in defending the types of claims described above. However, these policies only cover certain investment funds and have negotiated exclusions from, and limitations to, coverage and therefore may not cover us for all such lost ITCs, taxes, costs and expenses. In addition, we may not be able to purchase new insurance policies covering these types of claims or renew existing policies on favorable terms or at all.

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

Our executive officers, directors and each of our stockholders who beneficially own 5% or more of our outstanding common stock and their affiliates, in the aggregate, beneficially own approximately 34.8% of the outstanding shares of our common stock, based on the number of shares outstanding as of June 30, 2026. As a result, these stockholders, if acting together, will be able to influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. They may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentrated control may have the effect of delaying or preventing a change in control of our company, could deprive our stockholders of an opportunity to receive a premium for their capital stock and might ultimately affect the market price of our common stock.

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

Our amended and restated bylaws provide advance notice procedures for stockholders seeking to bring business before, or nominate candidates for election as directors at, our annual or special meetings of stockholders. In addition, following our 2026 Annual Meeting of Stockholders, our board of directors is no longer classified, all directors are elected annually, and stockholders may remove directors with or without cause. Any amendment of these provisions in our amended and restated bylaws or restated certificate of incorporation would require approval by holders of a majority of our then outstanding capital stock. These provisions could preclude our stockholders from bringing matters before annual or special meetings of stockholders and may affect the timing or manner of changes to our board of directors.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sales of Equity Securities

On May 29, 2026, we issued warrants exercisable for up to 741,288 shares of our common stock to certain sales representatives in connection with and in consideration for their entrance into a workforce transition and wind-down agreement, pursuant to which we obtained the ability to hire such representatives. The shares underlying the warrants will vest upon certain time- and performance-based criteria as set forth in the warrants. The exercise price of the warrants is $0.0001 per share, and no warrants for shares of our common stock were exercised during the quarter ended June 30, 2026.
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

On May 29, 2026, Danny Abajian, our Chief Financial Officer, adopted a trading plan for the sale of the Company’s common stock that is intended to satisfy the affirmative defense of Rule 10b5-1(c). The trading plan is set to expire on August 31, 2027, and provides for the following transactions, each of which is subject to the Company’s stock price reaching certain price thresholds: (i) the exercise of up to 164,845 stock options and the sale of the underlying shares of common stock, and (ii) the sale of up to 363,138 shares of common stock, plus certain net shares from the vesting of 204,011 restricted stock units.

On June 15, 2026, Lynn Jurich, our Co-Executive Chair and a member of our Board, adopted a trading plan for the sale of the Company’s common stock that is intended to satisfy the affirmative defense of Rule 10b5-1(c). The trading plan is set to expire on August 20, 2027, and provides for the following transactions, each of which is subject to the Company’s stock price reaching certain price thresholds: (i) the exercise of up to 300,000 stock options and the sale of the underlying shares of common stock, and (ii) the sale of up to 100,000 shares of common stock.

Item 6. EXHIBITS
The documents listed in the Exhibit Index of this Quarterly Report on Form 10-Q are incorporated by reference or are filed with this Quarterly Report on Form 10-Q, in each case as indicated therein (numbered in accordance with Item 601 of Regulation S-K).

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1	Restated Certificate of Incorporation of Sunrun Inc.	8-K	001-37511	3.3	6/7/2023

3.2	Bylaws of Sunrun Inc., Amended and Restated as of June 2, 2023.	8-K	001-37511	3.4	6/7/2023

10.1+	Amended and Restated Non-Employee Director Compensation Policy, effective July 1, 2026.					X

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1†	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document).

101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

_____________________

†	The certifications attached as Exhibit 32.1 that accompany this Quarterly Report on Form 10-Q are deemed furnished and not filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Sunrun Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.
+	Indicates management contract or compensatory plan.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUNRUN INC.

Date: August 5, 2026	By:	/s/ Mary Powell
Mary Powell
Chief Executive Officer and Director
(Principal Executive Officer)

	By:	/s/ Danny Abajian
Danny Abajian
Chief Financial Officer
(Principal Financial Officer)