Form 10-Q
period 2026-09-30
Sunrun Inc.
filed 2026-11-04
CIK 1469367

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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

As of October 30, 2026, the number of shares of the registrant’s common stock outstanding was 241,960,661.

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

Sunrun Inc.
Consolidated Balance Sheets
(In Thousands, Except Share Par Values)
(Unaudited)

	September 30, 2026	December 31, 2025
Assets
Current assets:
Cash	$699,428	$823,380
Restricted cash	421,757	413,460
Accounts receivable (net of allowances for credit losses of $35,667 and $20,692 as of September 30, 2026 and December 31, 2025, respectively)	289,933	262,627
Inventories	709,656	501,286
Prepaid expenses and other current assets	183,805	155,216
Total current assets	2,304,579	2,155,969
Restricted cash	148	148
Energy systems, net	17,410,940	16,817,863
Property and equipment, net	55,505	75,692
Other assets	4,199,515	3,560,924
Total assets (1)	$23,970,687	$22,610,596
Liabilities and total equity
Current liabilities:
Accounts payable	$419,673	$271,021
Distributions payable to noncontrolling interests and redeemable noncontrolling interests	52,155	47,072
Accrued expenses and other liabilities	498,389	518,835
Deferred revenue, current portion	166,651	162,839
Deferred grants, current portion	8,991	8,681
Finance lease obligations, current portion	22,727	24,557
Non-recourse debt, current portion	350,362	269,510
Total current liabilities	1,518,948	1,302,515
Deferred revenue, net of current portion	1,416,115	1,350,494
Deferred grants, net of current portion	187,985	196,726
Finance lease obligations, net of current portion	20,026	36,908
Convertible senior notes	475,314	473,749
Line of credit	135,077	238,323
Non-recourse debt, net of current portion	14,310,006	13,708,532
Other liabilities	202,053	156,199
Deferred tax liabilities	293,606	163,176
Total liabilities (1)	18,559,130	17,626,622
Commitments and contingencies (Note 14)
Redeemable noncontrolling interests	765,551	709,255
Stockholders’ equity:
Preferred stock, $0.0001 par value—authorized, 200,000 shares as of September 30, 2026 and December 31, 2025; no shares issued and outstanding as of September 30, 2026 and December 31, 2025	—	—
Common stock, $0.0001 par value—authorized, 2,000,000 shares as of September 30, 2026 and December 31, 2025; issued and outstanding, 241,228 and 233,612 shares as of September 30, 2026 and December 31, 2025, respectively	24	23
Additional paid-in capital	6,986,340	6,899,277
Accumulated other comprehensive income	99,652	63,103
Retained earnings	(3,393,877)	(3,829,919)
Total stockholders’ equity	3,692,139	3,132,484
Noncontrolling interests	953,867	1,142,235
Total equity	4,646,006	4,274,719
Total liabilities, redeemable noncontrolling interests and total equity	$23,970,687	$22,610,596

1)The Company’s consolidated assets as of September 30, 2026 and December 31, 2025 include $16,096,818 and $15,593,689, respectively, in assets of variable interest entities (“VIEs”) that can only be used to settle obligations of the VIEs. Energy systems, net as of September 30, 2026 and December 31, 2025 were $14,247,196 and $13,777,190, respectively; cash as of September 30, 2026 and December 31, 2025 were $398,189 and $539,440, respectively; restricted cash as of September 30, 2026 and December 31, 2025 were $58,919 and $59,010, respectively; accounts receivable, net as of September 30, 2026 and December 31, 2025 were $156,496 and $118,907, respectively; inventories as of September 30, 2026 and December 31, 2025 were $160,766 and $180,841, respectively; prepaid expenses and other current assets as of September 30, 2026 and December 31, 2025 were $11,177 and $64,588, respectively; and other assets as of September 30, 2026 and December 31, 2025 were $1,064,075 and $853,713, respectively. The Company’s consolidated liabilities as of September 30, 2026 and December 31, 2025 include $2,596,419 and $2,643,128, respectively, in liabilities of VIEs whose creditors have no recourse to the Company. These liabilities include accounts payable as of September 30, 2026 and December 31, 2025 of $6,531 and $5,125, respectively; distributions payable to noncontrolling interests and redeemable noncontrolling interests as of September 30, 2026 and December 31, 2025 of $52,155 and $47,072, respectively; accrued expenses and other liabilities as of September 30, 2026 and December 31, 2025 of $55,360 and $110,390, respectively; deferred revenue as of September 30, 2026 and December 31, 2025 of $1,063,752 and $1,025,241, respectively; non-recourse debt as of September 30, 2026 and December 31, 2025 of $1,397,688 and $1,434,535, respectively; and other liabilities as of September 30, 2026 and December 31, 2025 of $20,933 and $20,765, respectively.
The accompanying notes are an integral part of these consolidated financial statements.

Sunrun Inc.
Consolidated Statements of Operations
(In Thousands, Except Per Share Amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue:
Customer agreements and incentives	$553,451	$491,600	$1,565,003	$1,352,520
Energy systems and product sales	546,047	232,957	1,126,714	445,644
Total revenue	1,099,498	724,557	2,691,717	1,798,164
Operating expenses:
Cost of customer agreements and incentives	325,306	315,811	982,500	969,816
Cost of energy systems and product sales	304,593	165,480	691,593	366,422
Sales and marketing	240,042	164,798	609,256	463,247
Research and development	10,144	9,267	30,521	27,309
General and administrative	65,931	65,550	233,087	194,856
Total operating expenses	946,016	720,906	2,546,957	2,021,650
Income (loss) from operations	153,482	3,651	144,760	(223,486)
Interest expense, net	(276,003)	(265,788)	(804,374)	(740,359)
Other income (expense), net	164,328	(17,880)	199,009	(77,807)
Income (loss) before income taxes	41,807	(280,017)	(460,605)	(1,041,652)
Income tax benefit	(45,166)	(2,172)	(42,072)	(207,652)
Net income (loss)	86,973	(277,845)	(418,533)	(834,000)
Net loss attributable to noncontrolling interests and redeemable noncontrolling interests	(66,273)	(294,434)	(854,575)	(1,180,373)
Net income attributable to common stockholders	$153,246	$16,589	$436,042	$346,373
Net income per share attributable to common stockholders
Basic	$0.64	$0.07	$1.83	$1.51
Diluted	$0.56	$0.06	$1.60	$1.33
Weighted average shares used to compute net income per share attributable to common stockholders
Basic	240,914	230,980	238,189	228,868
Diluted	274,525	267,473	273,650	262,196

The accompanying notes are an integral part of these consolidated financial statements.

Sunrun Inc.
Consolidated Statements of Comprehensive Income (Loss)
(In Thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income (loss)	$86,973	$(277,845)	$(418,533)	$(834,000)
Other comprehensive income (loss):
Unrealized gain (loss) on derivatives, net of income taxes	32,221	713	41,913	(25,971)
Adjustment for net gain on derivatives recognized into earnings, net of income taxes	(1,760)	(3,356)	(5,364)	(10,594)
Total other comprehensive income (loss)	30,461	(2,643)	36,549	(36,565)
Total comprehensive income (loss)	117,434	(280,488)	(381,984)	(870,565)
Less: Net loss attributable to noncontrolling interests and redeemable noncontrolling interests	(66,273)	(294,434)	(854,575)	(1,180,373)
Comprehensive income attributable to common stockholders	$183,707	$13,946	$472,591	$309,808

Sunrun Inc.
Consolidated Statements of Redeemable Noncontrolling Interests and Equity
Three Months Ended September 30, 2026 and 2025
(In Thousands)
(Unaudited)

	Three Months Ended September 30, 2026
	Redeemable Noncontrolling Interests	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
		Shares	Amount
Balance at June 30, 2026	$816,076	240,126	$24	$6,967,992	$69,191	$(3,547,123)	$3,490,084	$901,505	$4,391,589
Issuance of restricted stock units, net of tax withholdings	—	1,102	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	18,348	—	—	18,348	—	18,348
Contributions from noncontrolling interests and redeemable noncontrolling interests	14,107	—	—	—	—	—	—	125,992	125,992
Distributions to noncontrolling interests and redeemable noncontrolling interests	(19,791)	—	—	—	—	—	—	(52,198)	(52,198)
Net (loss) income	(44,841)	—	—	—	—	153,246	153,246	(21,432)	131,814
Other comprehensive income, net of income taxes	—	—	—	—	30,461	—	30,461	—	30,461
Balance at September 30, 2026	$765,551	241,228	$24	$6,986,340	$99,652	$(3,393,877)	$3,692,139	$953,867	$4,646,006

	Three Months Ended September 30, 2025
	Redeemable Noncontrolling Interests	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
		Shares	Amount
Balance at June 30, 2025	$715,585	230,321	$23	$6,823,894	$52,892	$(3,950,082)	$2,926,727	$803,910	$3,730,637
Exercise of stock options	—	53	—	607	—	—	607	—	607
Issuance of restricted stock units, net of tax withholdings	—	1,231	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	29,613	—	—	29,613	—	29,613
Contributions from noncontrolling interests and redeemable noncontrolling interests	39,027	—	—	—	—	—	—	485,788	485,788
Distributions to noncontrolling interests and redeemable noncontrolling interests	(17,524)	—	—	—	—	—	—	(44,181)	(44,181)
Net (loss) income	(7,227)	—	—	—	—	16,589	16,589	(287,207)	(270,618)
Acquisition of noncontrolling interest	—	—	—	13,009	—	—	13,009	(27,494)	(14,485)
Other comprehensive loss, net of income taxes	—	—	—	—	(2,643)	—	(2,643)	—	(2,643)
Balance at September 30, 2025	$729,861	231,605	$23	$6,867,123	$50,249	$(3,933,493)	$2,983,902	$930,816	$3,914,718

Sunrun Inc.
Consolidated Statements of Redeemable Noncontrolling Interests and Equity
Nine Months Ended September 30, 2026 and 2025
(In Thousands)
(Unaudited)

	Nine Months Ended September 30, 2026
	Redeemable Noncontrolling Interests	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
		Shares	Amount
Balance at December 31, 2025	$709,255	233,612	$23	$6,899,277	$63,103	$(3,829,919)	$3,132,484	$1,142,235	$4,274,719
Exercise of stock options	—	251	—	1,273	—	—	1,273	—	1,273
Issuance of restricted stock units, net of tax withholdings	—	6,444	1	—	—	—	1	—	1
Shares issued in connection with the Employee Stock Purchase Plan	—	921	—	8,094	—	—	8,094	—	8,094
Stock-based compensation	—	—	—	77,746	—	—	77,746	—	77,746
Contributions from noncontrolling interests and redeemable noncontrolling interests	341,213	—	—	—	—	—	—	620,442	620,442
Distributions to noncontrolling interests and redeemable noncontrolling interests	(58,099)	—	—	—	—	—	—	(164,224)	(164,224)
Net (loss) income	(215,591)	—	—	—	—	436,042	436,042	(638,984)	(202,942)
Acquisition of noncontrolling interest	(11,227)	—	—	(50)	—	—	(50)	(5,602)	(5,652)
Other comprehensive income, net of taxes	—	—	—	—	36,549	—	36,549	—	36,549
Balance at September 30, 2026	$765,551	241,228	$24	$6,986,340	$99,652	$(3,393,877)	$3,692,139	$953,867	$4,646,006

	Nine Months Ended September 30, 2025
	Redeemable Noncontrolling Interests	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
		Shares	Amount
Balance at December 31, 2024	$624,159	225,662	$23	$6,747,236	$86,814	$(4,279,866)	$2,554,207	$985,844	$3,540,051
Exercise of stock options	—	64	—	690	—	—	690	—	690
Issuance of restricted stock units, net of tax withholdings	—	4,870	—	—	—	—	—	—	—
Shares issued in connection with the Employee Stock Purchase Plan	—	1,009	—	8,482	—	—	8,482	—	8,482
Stock-based compensation	—	—	—	92,119	—	—	92,119	—	92,119
Contributions from noncontrolling interests and redeemable noncontrolling interests	325,173	—	—	—	—	—	—	1,134,926	1,134,926
Distributions to noncontrolling interests and redeemable noncontrolling interests	(55,410)	—	—	—	—	—	—	(124,342)	(124,342)
Net (loss) income	(146,555)	—	—	—	—	346,373	346,373	(1,033,818)	(687,445)
Acquisition of noncontrolling interest	(17,506)	—	—	18,596	—	—	18,596	(31,794)	(13,198)
Other comprehensive loss, net of taxes	—	—	—	—	(36,565)	—	(36,565)	—	(36,565)
Balance at September 30, 2025	$729,861	231,605	$23	$6,867,123	$50,249	$(3,933,493)	$2,983,902	$930,816	$3,914,718

Sunrun Inc.
Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Nine Months Ended September 30,
	2026	2025
Operating activities:
Net loss	$(418,533)	$(834,000)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization, net of amortization of deferred grants	579,004	541,149
Deferred income taxes	(42,073)	(207,652)
Stock-based compensation expense	66,705	79,620
Unrealized (gain) loss on derivatives	(196,253)	78,704
Other noncash items	268,814	218,094
Changes in operating assets and liabilities:
Accounts receivable	(57,428)	(95,748)
Inventories	(98,820)	(167,904)
Prepaid expenses and other assets	(361,607)	(443,908)
Accounts payable	158,822	(35,082)
Accrued expenses and other liabilities	1,584	11,679
Deferred revenue	67,442	143,437
Deferred tax liabilities	158,167	193,223
Net cash provided by (used in) operating activities	125,824	(518,388)
Investing activities:
Payments for the costs of energy systems	(1,229,242)	(2,088,932)
Purchase of equity investment	(61,533)	—
Purchases of property and equipment, net	(6,854)	(2,551)
Net cash used in investing activities	(1,297,629)	(2,091,483)
Financing activities:
Proceeds from state tax credits, net of recapture	12,384	9,668
Proceeds from trade receivable financing	—	167,081
Repayment of trade receivable financing	—	(195,584)
Proceeds from line of credit	184,000	200,486
Repayment of line of credit	(287,245)	(265,502)
Repurchase of convertible senior notes	(5,457)	(2,124)
Proceeds from issuance of non-recourse debt	2,991,055	3,896,379
Repayment of non-recourse debt	(2,494,890)	(2,170,694)
Payment of debt fees	(62,326)	(63,930)
Payment of finance lease obligations	(18,276)	(19,037)
Contributions received from noncontrolling interests and redeemable noncontrolling interests	961,655	1,460,099
Distributions paid to noncontrolling interests and redeemable noncontrolling interests	(217,241)	(177,099)
Acquisition of noncontrolling interest	(16,878)	(30,704)
Proceeds from transfer of investment tax credits	972,556	1,156,652
Payments to redeemable noncontrolling interests and noncontrolling interests of investment tax credits	(972,556)	(1,156,652)
Net proceeds related to stock-based award activities	9,369	9,172
Net cash provided by financing activities	1,056,150	2,818,211

Net change in cash and restricted cash	(115,655)	208,340
Cash and restricted cash, beginning of period	1,236,988	947,416
Cash and restricted cash, end of period	$1,121,333	$1,155,756
Supplemental disclosures of cash flow information
Cash paid for interest	$616,124	$547,317
Cash paid for income taxes	$—	$—
Supplemental disclosures of noncash investing and financing activities
Purchases of energy systems and property and equipment included in accounts payable and accrued expenses	$27,509	$58,229
Right-of-use assets obtained in exchange for new finance lease liabilities	$41	$2,732
Portion of energy systems included in inventory	$27,600	$—
Portion of inventory financed with seller financing, included within non-recourse debt	$89,550	$—

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

Note 2. Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting, and in the opinion of management, include all adjustments of a normal recurring nature necessary for the fair presentation of the Company’s interim financial statements. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. As such, these unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s annual report on Form 10-K for the year ended December 31, 2025. The results of the nine months ended September 30, 2026 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2026 or other future periods.
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
Revenue from external customers (including, but not limited to homeowners) for each group of similar products and services is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Customer agreements	$518,032	$458,460	$1,472,092	$1,273,259
Incentives	35,419	33,140	92,911	79,261
Customer agreements and incentives	553,451	491,600	1,565,003	1,352,520

Energy systems	513,637	164,789	1,016,822	242,731
Products	32,410	68,168	109,892	202,913
Energy systems and product sales	546,047	232,957	1,126,714	445,644
Total revenue	$1,099,498	$724,557	$2,691,717	$1,798,164

Revenue from Customer Agreements includes payments by customers for the use of the system as well as utility and other rebates assigned by the customer to the Company in the Customer Agreement. Revenue from incentives includes revenue from the sale of solar renewable energy credits (“SRECs”). Energy systems sales are revenue from the sale of energy systems directly to customers or third-party investors. Product sales revenue consists of revenue from the sale of solar panels, inverters, racking systems, roof repair, and other solar energy products sold to resellers, as well as the sale of customer leads to third parties, including the Company’s partners and other solar providers. Revenue from energy system sales to one customer represented approximately $14.1 million of the Company’s consolidated revenues for the three months ended September 30, 2026 and $132.0 million for the nine months ended September 30, 2026.
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

The following table provides a reconciliation of cash and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows. Cash and restricted cash consists of the following (in thousands):

	Nine Months Ended September 30,
	2026	2025
Beginning of period:
Cash	$823,380	$574,956
Restricted cash, current and long-term	413,608	372,460
Total	$1,236,988	$947,416

End of period:
Cash	$699,428	$709,148
Restricted cash, current and long-term	421,905	446,608
Total	$1,121,333	$1,155,756
Accounts Receivable
Accounts receivable consist of amounts due from customers, as well as state and utility rebates due from government agencies and utility companies. Under Customer Agreements, the customers typically assign incentive rebates to the Company.
Accounts receivable, net consists of the following (in thousands):

	September 30, 2026	December 31, 2025
Customer receivables	$246,649	$191,559
System sales receivables	35,970	44,419
Grid services receivables	26,900	29,800
Other receivables	16,081	17,541
Allowance for credit losses	(35,667)	(20,692)
Total	$289,933	$262,627

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
Supplier Finance Agreements
The Company has entered into supplier finance agreements with certain financial institutions, whereby these institutions pay amounts related to trade and inventory payables to suppliers on behalf of the Company. The terms of these agreements allow the Company to extend, at its sole discretion, the original supplier payment terms up to 90 or 120 days. The Company does not provide any form of guarantee under these financing agreements. There were no amounts outstanding under these agreements as of either September 30, 2026 or December 31, 2025. The Company records interest for the period the supplier finance obligation is outstanding and reflects the proceeds and payments related to these transactions as a financing activity within its consolidated statement of cash flow.

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
The opening balance of deferred revenue was $1.3 billion as of December 31, 2024. Deferred revenue consists of the following (in thousands):

	September 30, 2026	December 31, 2025
Under Customer Agreements:
Payments received, net	$1,104,892	$1,047,929
Financing component balance	92,863	87,294
	1,197,755	1,135,223

Under SREC contracts:
Payments received, net	357,889	356,263
Financing component balance	27,122	21,847
	385,011	378,110

Total	$1,582,766	$1,513,333

During the three months ended September 30, 2026 and 2025, the Company recognized revenue of $45.5 million and $43.5 million, respectively, and during the nine months ended September 30, 2026 and 2025, the Company recognized revenue of $122.3 million and $115.1 million, respectively, from amounts included in deferred revenue at the beginning of the respective periods. Revenue allocated to remaining performance obligations represents contracted revenue that has not yet been recognized and includes deferred revenue as well as amounts that will be invoiced and recognized as revenue in future periods. Contracted but not yet recognized revenue was approximately $38.9 billion as of September 30, 2026, of which the Company expects to recognize approximately 5% over the next 12 months. The annual recognition is not expected to vary significantly over the next 10 years as the vast majority of existing Customer Agreements have at least 10 years remaining, given that the average age of the Company’s fleet of residential energy systems under Customer Agreements is less than six years due to the Company being formed in 2007 and having experienced significant growth in the last few years. The annual recognition on these existing contracts will gradually decline over the midpoint of the Customer Agreements over the following 10 years as the typical 20- or 25-year initial term expires on individual Customer Agreements.
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

Note 3. Fair Value Measurement
At September 30, 2026 and December 31, 2025, the carrying value of receivables, accounts payable, accrued expenses and distributions payable to noncontrolling interests approximates fair value due to their short-term nature and falls under the Level 2 hierarchy. The carrying values and fair values of debt instruments are as follows (in thousands):

	September 30, 2026		December 31, 2025
	Carrying Value	Fair Value	Carrying Value	Fair Value
Recourse debt	$610,391	$573,736	$717,529	$919,709
Senior debt	5,252,735	5,129,664	4,759,238	4,739,577
Subordinated debt	3,401,622	3,213,578	3,279,002	3,220,986
Securitization debt	6,006,011	5,713,923	5,939,802	5,861,033
Total	$15,270,759	$14,630,901	$14,695,571	$14,741,305
At September 30, 2026 and December 31, 2025, the fair value of certain recourse debt and certain senior, subordinated and securitization loans approximate their carrying values because their interest rates are variable rates that approximate rates currently available to the Company. At September 30, 2026 and December 31, 2025, the fair value of the Company’s other debt instruments are based on rates currently offered for debt with similar maturities and terms. The Company’s fair value of the debt instruments fell under the Level 2 hierarchy. These valuation approaches involve some level of management estimation and judgment, the degree of which is dependent on the price transparency for the instruments or market.
At September 30, 2026 and December 31, 2025, financial instruments measured at fair value on a recurring basis, based upon the fair value hierarchy, are as follows (in thousands):

	September 30, 2026
	Level 1	Level 2	Level 3	Total
Derivative assets:
Interest rate swaps	$—	$320,273	$—	$320,273
Total	$—	$320,273	$—	$320,273
Derivative liabilities:
Interest rate swaps	$—	$33	$—	$33
Total	$—	$33	$—	$33

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Derivative assets:
Interest rate swaps	$—	$102,346	$—	$102,346
Total	$—	$102,346	$—	$102,346
Derivative liabilities:
Interest rate swaps	$—	$14,860	$—	$14,860
Total	$—	$14,860	$—	$14,860

The above balances are recorded in other assets and other liabilities, respectively, in the consolidated balance sheets, except for $35.1 million and $9.8 million as of September 30, 2026 and December 31, 2025, respectively, which is recorded in prepaid expenses and other current assets and nil and $6.3 million as of September 30, 2026 and December 31, 2025, respectively, which is recorded in accrued expenses and other liabilities.
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

Note 4. Inventories
Inventories consist of the following (in thousands):

	September 30, 2026	December 31, 2025
Raw materials	$654,546	$456,924
Work-in-process	55,110	44,362
Total	$709,656	$501,286

Note 5. Energy Systems, net
Energy systems, net consists of the following (in thousands):

	September 30, 2026	December 31, 2025
Energy system equipment costs	$16,977,893	$16,090,654
Inverters and batteries	3,714,490	3,343,643
Total energy systems	20,692,383	19,434,297
Less: accumulated depreciation and amortization	(3,916,566)	(3,384,021)
Add: construction-in-progress	635,123	767,587
Total energy systems, net	$17,410,940	$16,817,863
All energy systems, including construction-in-progress, have been leased to or are subject to signed Customer Agreements with customers. The Company recorded depreciation expense related to energy systems of $187.6 million and $173.4 million for the three months ended September 30, 2026 and 2025, respectively, and $553.3 million and $500.6 million for the nine months ended September 30, 2026 and 2025, respectively. The depreciation expense was reduced by the amortization of deferred grants of $2.4 million and $2.4 million for the three months ended September 30, 2026 and 2025, respectively, and $6.9 million and $7.3 million for the nine months ended September 30, 2026 and 2025, respectively.

Note 6. Other Assets
Other assets consist of the following (in thousands):

	September 30, 2026	December 31, 2025
Costs to obtain contracts - Customer Agreements	$2,704,389	$2,474,515
Costs to obtain contracts - incentives	2,481	2,481
Accumulated amortization of costs to obtain contracts	(417,764)	(338,450)
Unbilled receivables	1,205,714	931,535
Allowance for credit loss on unbilled receivables	(12,150)	(9,767)
Operating lease right-of-use assets	102,028	62,839
Equity investment	107,080	81,297
Other assets	507,737	356,474
Total	$4,199,515	$3,560,924
The Company recorded amortization of costs to obtain contracts of $27.8 million and $25.8 million for the three months ended September 30, 2026 and 2025, respectively, and $80.3 million and $71.2 million for the nine months ended September 30, 2026 and 2025, respectively, in Sales and marketing in the consolidated statements of operations.
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

Note 7. Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consist of the following (in thousands):

	September 30, 2026	December 31, 2025
Accrued employee compensation	$163,508	$126,958
Accrued interest	125,313	128,706
Operating lease obligations	24,430	25,254
Other accrued expenses	185,138	237,917
Total	$498,389	$518,835

Note 8. Indebtedness
As of September 30, 2026, debt consisted of the following (in thousands, except percentages):

	September 30, 2026	December 31, 2025	Unused Borrowing Capacity (1)	Weighted Average Interest Rate at September 30, 2026 (2)	Weighted Average Interest Rate at December 31, 2025 (2)	Contractual Interest Rate (3)	Contractual Maturity Date
Recourse debt
Line of credit (4)	$135,077	$238,323	$—	7.57%	7.20%	SOFR +3.25% - 3.75%	March 2028
Convertible Senior Notes due 2026(5)	—	5,457	—	—%	—%	—%	February 2026
Convertible Senior Notes due 2030(6)	483,187	483,185	—	4.00%	4.00%	4.00%	March 2030
Total recourse debt	618,264	726,965	—
Unamortized debt discount	(7,873)	(9,436)	—
Total recourse debt, net	610,391	717,529	—

Non-recourse debt (7)
Senior revolving and delayed draw loans (8)	2,130,800	2,104,000	21,300	6.49%	6.51%	SOFR +2.35%- 3.10%	February 2030 - March 2030
Senior non-revolving loans(9)	3,133,051	2,661,578	—	6.03%	6.24%	4.66% - 8.00%; SOFR +2.10% - 2.25%	August 2027 - July 2060
Subordinated revolving and delayed draw loans (8)	180,400	43,900	2,920	11.11%	12.94%	SOFR +6.75% - 9.10%	February 2029 - March 2030
Subordinated loans (10)(11)	3,279,077	3,285,877	—	9.51%	9.39%	7.00% - 10.75%; SOFR +6.50% - 6.90%	June 2027 - January 2042
Securitized loans	6,121,758	6,036,907	—	5.64%	5.40%	2.27% - 6.60%	April 2048 - July 2061
Total non-recourse debt	14,845,086	14,132,262	24,220
Unamortized debt (discount) premium, net	(184,718)	(154,220)	—
Total non-recourse debt, net	14,660,368	13,978,042	24,220
Total debt, net	$15,270,759	$14,695,571	$24,220

(1)Represents the additional amount the Company could borrow, if any, based on the state of its existing assets as of September 30, 2026.
(2)Reflects weighted average contractual, unhedged rates. See Note 9, Derivatives for hedge rates.
(3)Ranges shown reflect a fixed interest rate and rates using SOFR, as applicable.

(4)The working capital facility (the “Facility”) was amended in December 2025 and its total commitment of up to $321.4 million is secured by substantially all of the unencumbered assets of the Company, as well as ownership interests in certain subsidiaries of the Company. As of September 30, 2026 the Company had drawn $135.1 million from the facility and utilized $82.4 million of letters of credit. Borrowings under the Facility may be designated as Base Rate Loans or Term SOFR Loans, subject to certain terms and conditions under the Credit Agreement. Base Rate Loans accrue interest at a rate per year equal to 2.25% to 2.75% depending on total outstanding balance as a percentage of total commitment plus the highest of (a) the federal funds rate plus 0.50%, (b) the interest rate determined from time to time by the Administrative Agent as its prime rate and notified to the Company, (c) the Adjusted Term SOFR Rate (defined below) for a one-month interest period in effect on such day (or if such day is not a business day, the immediately preceding business day) plus 1.00% and (d) 0.00%. Term SOFR Loans accrue interest at a rate per annum equal to (a) 3.25% to 3.75% depending on total outstanding balance as a percentage of total commitment plus (b) the greater of (i) 0.00% and (ii) the sum of (x) the forward-looking term rate for a period comparable to the applicable available tenor based on SOFR that is published by CME Group Benchmark Administration Ltd or a successor for the applicable interest period and (y) (1) if the applicable interest period is one month, 0.11448%, (2) if the applicable interest period is three months, 0.26161% or (c) if the applicable interest period is six months, 0.42826% (the rate pursuant to clause (b), the “Adjusted Term SOFR Rate”). As part of the December 2025 amendment, the maturity date of this facility was extended to March 1, 2028. The Company is in compliance with its quarter-end liquidity covenant. This facility is subject to various restrictive covenants, such as the completion and presentation of audited consolidated financial statements, maintaining a minimum modified interest coverage ratio, a minimum modified current ratio, a maximum modified leverage ratio, and a minimum unencumbered cash balance, in each case, tested quarterly. The Company was in compliance with all debt covenants as of September 30, 2026.
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
(6)Convertible senior notes due 2030 (the “2030 Notes” and, together with the 2026 Notes, the “Notes”) under this category with an outstanding balance of $483.2 million as of September 30, 2026 will bear regular interest at 4.00% per annum, and the principal amount of the 2030 Notes will not accrete. The 2030 Notes may bear special interest under specified circumstances relating to the Company’s failure to comply with its reporting obligations under the indenture or if the 2030 Notes are not freely tradeable as required by the indenture. The 2030 Notes will mature on March 1, 2030, unless repurchased by the Company, redeemed by the Company or converted pursuant to their terms prior to maturity. The initial conversion rate of the 2030 Notes is 61.3704 shares of the Company’s common stock, par value $0.0001 per share, per $1,000 principal amount of 2030 Notes, which is equivalent to an initial conversion price of approximately $16.29 per share. The conversion rate will be subject to adjustment upon the occurrence of certain specified events but will not be adjusted for any accrued and unpaid special interest. In addition, upon the occurrence of a make-whole fundamental change or an issuance of a notice of redemption, the Company will, in certain circumstances, increase the conversion rate by a number of additional shares for a holder that elects to convert its 2030 Notes in connection with such make-whole fundamental change or notice of redemption. The debt discount recorded on the 2030 Notes is being amortized to interest expense at an effective interest rate of 4.51%. As of September 30, 2026, $5.2 million of the debt discount was amortized to interest expense inception to date. In connection with the offering of the 2030 Notes, the Company entered into privately negotiated capped call transactions (the “2030 Capped Calls”) with certain of the initial purchasers and/or their respective affiliates at a cost of approximately $38.4 million. The 2030 Capped Calls are classified as equity and were recorded to additional paid-in-capital within stockholders’ equity as of March 31, 2024. The 2030 Capped Calls each have an initial strike price of approximately $16.29 per share, subject to certain adjustments, which corresponds to the initial conversion price of the 2030 Notes. The 2030 Capped Calls have initial cap prices of $22.37 per share. The 2030 Capped Calls cover, subject to anti-dilution adjustments, approximately 29.7 million shares of common stock. The 2030 Capped Calls are expected generally to reduce the potential dilution to the common stock upon any conversion of 2030 Notes and/or offset any cash payments the Company is required to make in excess of the principal amount of the 2030 Notes, as the case may be, in the event the market price per share of Common Stock, as measured under the 2030 Capped Calls, is greater than the strike price of the 2030 Capped Call, with such offset subject to a cap. If, however, the market price per share of the common stock, as measured under the 2030 Capped Calls, exceeds the cap price of the 2030 Capped Calls, there would be dilution and/or there would not be an offset of such potential cash payments, in each case, to the extent that the then-market price per share of the common stock exceeds the cap price. The final components of the 2030 Capped Calls are scheduled to expire on February 27, 2030. None of the conversion criteria has been met as of September 30, 2026.
(7)Certain loans under this category are part of project equity transactions.

(8)Pursuant to the terms of the aggregation facilities within this category the Company may draw up to an aggregate principal amount of $3.0 billion in revolver borrowings depending on the available borrowing base at the time.
(9)Loans under this category with a fixed rate had a total outstanding balance of $2.2 billion as of September 30, 2026.
(10)A loan under this category with an outstanding balance of $170.5 million as of September 30, 2026 contains a put option that can be exercised beginning in 2036 that would require the Company to pay off the entire loan on November 30, 2037.
(11)Loans under this category with a floating rate had a total outstanding balance of $357.2 million as of September 30, 2026.

Senior and Subordinated Debt Facilities
Each of the Company’s senior and subordinated debt facilities contain customary covenants, including the requirement to maintain certain financial measurements and provide lender reporting. Each of the senior and subordinated debt facilities also contain certain provisions in the event of default that entitle lenders to take certain actions including acceleration of amounts due under the facilities and acquisition of membership interests and assets that are pledged to the lenders under the terms of the senior and subordinated debt facilities. The facilities are non-recourse to the Company and are secured by net cash flows from Customer Agreements or inventories less certain operating, maintenance and other expenses that are available to the borrower after distributions to tax equity investors, where applicable. Under the terms of these facilities, the Company’s subsidiaries pay interest and principal from the net cash flows available to the subsidiaries. The Company was in compliance with all debt covenants as of September 30, 2026.
Non-Recourse Financings
In connection with each of the Company’s non-recourse debt (including securitized loans), assets (consisting of membership interests in project companies that own photovoltaic systems and related Customer Agreements) were contributed by the Company to special purpose subsidiaries of the Company (each a “Non-Recourse Borrower”). Each of such financings contains customary covenants including the requirement to provide reporting to the indenture trustee or collateral agent and, if applicable, ratings agencies. Each of the financings also contains certain provisions which entitle the indenture trustee or collateral agent to take certain actions upon the occurrence of an event of default, including acceleration of amounts due under the facilities and the foreclosure on the assets of the Non-Recourse Borrower that are pledged to the lenders under the terms thereof. The facilities are non-recourse to the Company and are secured by first priority security interests by each Non-Recourse Borrower in favor of the indenture trustee or collateral agent in all of the Non-Recourse Borrower’s assets including the cash flows from Customer Agreements which are available to each Non-Recourse Borrower after giving effect to certain operating, maintenance and other expenses and, where applicable, distributions to tax equity investors. As a result of such security interests, the assets of each Non-Recourse Borrower are not available to the creditors of the Company unless and until distributions from such entities are made to the Company as permitted under the applicable facility documentation. Under the terms of these financings, each Non-Recourse Borrower pays interest and principal from such net cash flows. The Company was in compliance with all debt covenants as of September 30, 2026.

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
The interest rate swaps have been designated as cash flow hedges. The credit risk adjustment associated with these swaps is the risk of non-performance by the counterparties to the contracts. In the nine months ended September 30, 2026, the hedge relationships on the Company’s interest rate swaps have been assessed as highly effective as the quarterly assessment performed determined changes in cash flows of the derivative instruments have been highly effective in offsetting the changes in the cash flows of the hedged items, are expected to be highly effective in the future and the critical terms of the interest rate swaps match the critical terms of the underlying forecasted hedged transactions. Accordingly, changes in the fair value of these derivatives are recorded as a component of accumulated other comprehensive income, net of income taxes. Changes in the fair value of these derivatives are subsequently reclassified into earnings, and are included in interest expense, net in the Company’s statements of operations, in the period that the hedged forecasted transactions affect earnings. To the extent that the hedge relationships are not effective, changes in the fair value of these derivatives are recorded in other expenses, net in the Company’s statements of operations on a prospective basis.

The Company’s master netting and other similar arrangements allow net settlements under certain conditions. When those conditions are met, the Company presents derivatives at net fair value. As of September 30, 2026, the information related to these offsetting arrangements was as follows (in thousands):

Instrument Description	Gross Amounts of Recognized Assets / Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets / Liabilities Included in the Consolidated Balance Sheet	Notional Amount (1) (2)
Assets:
Derivatives designated as hedging instruments	$128,554	$—	$128,554	$974,822
Derivatives not designated as hedging instruments	191,719	(33)	191,686	2,547,075
Total derivative assets	$320,273	$(33)	$320,240	$3,521,897

Liabilities:
Derivatives designated as hedging instruments	$—	$—	$—	$—
Derivatives not designated as hedging instruments	(33)	33	—	—
Total derivative liabilities	$(33)	$33	$—	$—
Total	$320,240	$—	$320,240	$3,521,897

(1)    Comprised of 64 interest rate swaps which effectively fix the SOFR portion of interest rates on outstanding balances of certain loans under the senior section of the debt footnote table (see Note 8, Indebtedness) at 0.31% to 4.52% per annum. These swaps mature from August 13, 2027 to October 31, 2045.

(2)    Comprised of 13 interest rate swaptions which effectively fix the SOFR portion of interest rates on future outstanding balances of certain loans under the senior revolving section of the debt footnote table (see Note 8, Indebtedness) at 4.44% to 5.16% per annum. These swaptions expire from October 7, 2026 to December 2, 2026 with potential underlying swaps maturing from July 31, 2048 to July 31, 2048.

As of December 31, 2025, the information related to these offsetting arrangements were as follows (in thousands):

Instrument Description	Gross Amounts of Recognized Assets / Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets / Liabilities Included in the Consolidated Balance Sheet	Notional Amount
Assets:
Derivatives designated as hedging instruments	$78,223	$—	$78,223	$988,447
Derivatives not designated as hedging instruments	24,123	(7,210)	16,913	1,771,893
Total derivative assets	$102,346	$(7,210)	$95,136	$2,760,340

Liabilities:
Derivatives designated as hedging instruments	(449)	—	(449)	—
Derivatives not designated as hedging instruments	(14,411)	7,210	(7,201)	800,058
Total derivative liabilities	$(14,860)	$7,210	$(7,650)	$800,058
Total	$87,486	$—	$87,486	$3,560,398
The (gains) losses on derivatives designated as cash flow hedges recognized into OCI, before tax effect, consisted of the following (in thousands):

	Three months ended September 30,
	2026	2025
Derivatives designated as cash flow hedges:
Interest rate swaps	$(45,405)	$(1,668)

	Nine months ended September 30,
	2026	2025
Derivatives designated as cash flow hedges:
Interest rate swaps	$(58,835)	$22,463

The (gains) losses on derivatives financial instruments recognized into the consolidated statements of operations, before tax effect, consisted of the following (in thousands):

	Three months ended September 30,
	2026		2025
	Interest expense, net	Other expense, net	Interest expense, net	Other income, net
Derivatives designated as cash flow hedges:
Interest rate swaps:
Gains reclassified from Accumulated other comprehensive income (“AOCI”) into income	$(2,502)	$—	$(4,312)	$—
Derivatives not designated as cash flow hedges:
Interest rate swaps:
(Gains) losses recognized into income	—	(152,447)	—	14,430
Total (gains) losses	$(2,502)	$(152,447)	$(4,312)	$14,430

	Nine months ended September 30,
	2026		2025
	Interest expense, net	Other expense, net	Interest expense, net	Other income, net
Derivatives designated as cash flow hedges:
Interest rate swaps:
Gains reclassified from Accumulated other comprehensive income (“AOCI”) into income	$(7,357)	$—	$(14,102)	$—
Derivatives not designated as cash flow hedges:
Interest rate swaps:
(Gains) losses recognized into income	—	(195,098)	—	74,461
Total (gains) losses	$(7,357)	$(195,098)	$(14,102)	$74,461
All amounts in AOCI in the consolidated statements of redeemable noncontrolling interests and equity relate to derivatives, refer to the consolidated statements of comprehensive income.
The net (gains) losses on derivatives includes the tax effect of $12.4 million and nil for three months ended September 30, 2026 and 2025, respectively, and $14.9 million and nil for nine months ended September 30, 2026 and 2025, respectively.
During the next 12 months, the Company expects to reclassify $15.7 million of net gains on derivative instruments from accumulated other comprehensive income to earnings. There were 52 undesignated derivative instruments recorded by the Company as of September 30, 2026.

Note 10. VIE Arrangements
The Company consolidated various VIEs at September 30, 2026 and December 31, 2025. The carrying amounts and classification of the VIEs’ assets and liabilities included in the consolidated balance sheets are as follows (in thousands):

	September 30, 2026	December 31, 2025
Assets
Current assets
Cash	$398,189	$539,440
Restricted cash	58,919	59,010
Accounts receivable, net	156,496	118,907
Inventories	160,766	180,841
Prepaid expenses and other current assets	11,177	64,588
Total current assets	785,547	962,786
Energy systems, net	14,247,196	13,777,190
Other assets	1,064,075	853,713
Total assets	$16,096,818	$15,593,689
Liabilities
Current liabilities
Accounts payable	$6,531	$5,125
Distributions payable to noncontrolling interests and redeemable noncontrolling interests	52,155	47,072
Accrued expenses and other liabilities	55,360	110,390
Deferred revenue, current portion	80,279	77,663
Non-recourse debt, current portion	91,064	54,129
Total current liabilities	285,389	294,379
Deferred revenue, net of current portion	983,473	947,578
Non-recourse debt, net of current portion	1,306,624	1,380,406
Other liabilities	20,933	20,765
Total liabilities	$2,596,419	$2,643,128

Note 11. Redeemable Noncontrolling Interests
During certain specified periods of time, noncontrolling interests in certain funding arrangements have the right to put all of their membership interests to the Company. During a specific period of time, the Company has the right to call all membership units of the related redeemable noncontrolling interests.

Note 12. Stock-Based Compensation
Stock Options
The following table summarizes the activity for all stock options under all of the Company’s equity incentive plans for the nine months ended September 30, 2026 (shares and aggregate intrinsic value in thousands):

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2025	3,083	$20.52	3.92	$15,626
Granted	—	—
Exercised	(251)	5.08
Canceled	(9)	36.71
Outstanding at September 30, 2026	2,823	$21.84	3.48	$1,119

Options vested and exercisable at September 30, 2026	2,823	$21.84	3.48	$1,119
Restricted Stock Units
The following table summarizes the activity for all restricted stock units (“RSUs”) under all of the Company’s equity incentive plans for the nine months ended September 30, 2026 (shares in thousands):

	Number of Awards	Weighted Average Grant Date Fair Value
Unvested balance at December 31, 2025	17,299	$10.34
Granted	7,412	13.32
Issued	(6,443)	11.67
Canceled / forfeited	(972)	10.30
Unvested balance at September 30, 2026	17,296	$11.12
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

Stock-Based Compensation Expense
The Company recognized stock-based compensation expense, including ESPP expenses, in the consolidated statements of operations as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Cost of customer agreements and incentives	$1,954	$2,391	$6,938	$7,163
Cost of energy systems and product sales	252	554	1,492	1,541
Sales and marketing	9,318	12,506	24,397	33,442
Research and development	1,441	1,190	4,201	3,334
General and administrative	6,320	12,950	29,677	34,140
Total	$19,285	$29,591	$66,705	$79,620
During the three months and nine months ended September 30, 2026, stock-based compensation expense capitalized to energy systems, net in the Company’s consolidated balance sheets was $1.7 million and $5.2 million, respectively, and was $2.2 million and $7.0 million during the three and nine months ended September 30, 2025, respectively.

Note 13. Income Taxes

The income tax rate for the three months ended September 30, 2026 and 2025 was (108.0)% and 0.8%, respectively, and for the nine months ended September 30, 2026 and 2025 was 9.1% and 19.9%, respectively. The differences between the actual consolidated effective income tax rate and the U.S. federal statutory rate were primarily attributable to the income tax benefit related to ITC (as defined below) transfer originations and net loss attributable to noncontrolling interests and redeemable noncontrolling interests.

The Company sells energy systems to Funds. As the Funds are consolidated by the Company, the gain on the sale of the assets has been eliminated in the consolidated financial statements, however gains on sale are recognized for tax purposes and the tax effects of which, both current and deferred, are included in the Company’s income tax provision.

The Company enters into investment tax credit (each, an "ITC" and collectively, the "ITCs") transfer agreements with third-party transferees to transfer to such third-parties, for cash, the ITCs generated by certain energy systems that have been or will be placed in service. The Company accounts for its share of ITC transfer proceeds under ASC 740, Income Taxes, as a reduction of income tax expense in the consolidated statement of operations during the period in which the credits arise (i.e., the flow-through method) and the tax equity investor’s share is distributed upon receipt. During the three months ended September 30, 2026 and 2025, the Company recognized income tax benefit to the Company of $65.4 million and $2.2 million, respectively, and $163.8 million and $207.7 million during the nine months ended September 30, 2026 and 2025, respectively, from such transfers.

Note 14. Commitments and Contingencies
Letters of Credit
As of September 30, 2026 and December 31, 2025, the Company had $18.7 million and $23.0 million, respectively, of unused letters of credit outstanding, which each carry fees of 0.50% - 3.70% per annum and 0.50% - 3.75% per annum, respectively.
Guarantees
Certain tax equity funds and debt facilities require the Company to maintain an aggregate amount of $35.0 million of unencumbered cash and cash equivalents at the end of each month.

Purchase Commitment
The Company has several purchase commitments, which have the ability to be canceled without significant penalties, with multiple suppliers to purchase $294.1 million of batteries by the end of the third quarter of 2027 and to purchase $2.1 billion of photovoltaic modules, inverters and batteries between fiscal 2026 and fiscal 2029.
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
The computation of the Company’s basic and diluted net income per share is as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Numerator:
Net income attributable to common stockholders	$153,246	$16,589	$436,042	$346,373
Debt discount amortization	(43)	513	1,708	1,800
Net income available to common stockholders	$153,203	$17,102	$437,750	$348,173
Denominator:
Weighted average shares used to compute net income per share attributable to common stockholders, basic	240,914	230,980	238,189	228,868
Weighted average effect of potentially dilutive shares to purchase common stock	33,611	36,493	35,461	33,328
Weighted average shares used to compute net income per share attributable to common stockholders, diluted	274,525	267,473	273,650	262,196
Net income per share attributable to common stockholders
Basic	$0.64	$0.07	$1.83	$1.51
Diluted	$0.56	$0.06	$1.60	$1.33

The following shares were excluded from the computation of diluted net income per share as the impact of including those shares would be anti-dilutive (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Outstanding stock options	1,930	1,916	1,694	2,355
Unvested restricted stock units	9,280	2,594	6,653	9,317
Convertible Senior Notes (if converted)	—	—	—	—
Total	11,210	4,510	8,347	11,672

Note 16. Related Party Transactions

Advances Receivable—Related Party

Net amounts due from direct-sales professionals were $13.0 million and $8.6 million as of September 30, 2026 and December 31, 2025, respectively. The Company provided a reserve of $2.4 million and $2.6 million as of September 30, 2026 and December 31, 2025, respectively, related to advances to direct-sales professionals who have terminated their employment agreement with the Company.

Investment in Non-Controlled Joint Venture

During fiscal 2026, the Company entered into a joint venture partnership with a third-party investor, which is accounted for under the equity method. Revenues, net of intra-entity eliminations, for sales of newly originated energy systems to this joint venture represented approximately $467.5 million of the Company's energy systems and product sales revenues for the three months ended September 30, 2026 and $775.5 million for the nine months ended September 30, 2026. As of September 30, 2026, the Company had approximately $34.2 million in receivables from the joint venture within its System sales receivables in the consolidated balance sheet.

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
We have experienced substantial growth in our business and operations since our inception in 2007, as well as through our acquisition of Vivint Solar on October 8, 2020. As of September 30, 2026, we operated the largest fleet of residential energy systems in the United States. We have a Networked Solar Energy Capacity of 8,936 megawatts (“MW”) as of September 30, 2026, which represents the aggregate MW production capacity of our energy systems that have been recognized as deployments, from our inception through the measurement date. Gross Earning Assets as of September 30, 2026 were approximately $22.4 billion. Please see the section entitled “Key Operating Metrics” for more details on how we calculate Networked Solar Energy Capacity and Gross Earning Assets.
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
During the twelve months ended December 31, 2025 and the nine months ended September 30, 2026, we observed market uncertainty, including as a result of ongoing announcements and developments related to tariffs, trade policy, war and global conflict, inflationary pressures, elevated interest rates, the market impacts of proposed or newly enacted regulatory frameworks in markets within which we do business and within our industry and supply constraints. In particular, elevated interest rates have resulted and may continue to result in a decrease in our advance rates, reducing the proceeds we receive from certain Funds. Because our financing structure is sensitive to volatility in interest rates, higher rates increase our cost of capital and may decrease the amount of capital available to us to finance the deployment of new energy systems. These market dynamics, including the recent increases in long-term interest rates, and others of which we expect will continue into the foreseeable future, have impacted and may continue to impact our business and financial results.
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

At the federal level, tax policy and associated regulations have a direct impact on our business. The most notable tax legislation affecting our business is H.R. 1, now Public Law 119-21, which is commonly known as the One Big Beautiful Bill ("OBBB"). President Trump signed it into law on July 4, 2025. This law adjusts tax policies that Sunrun relies upon, including the 48E Clean Electricity Investment Credit and its associated “bonus” credits. While the law maintains the full 48E credit for energy storage through 2033, it shortens the availability of the 48E credit for solar facilities to the end of 2027. The law also applies new Prohibited Foreign Entity ("PFE") restrictions to the 48E credit, which could potentially deny tax credits to entities owned, controlled, or influenced by certain specified foreign entities, and for projects that use certain components or receive “material assistance” from a PFE, thereby potentially increasing costs, reducing demand, or restricting access to tax credits. Further, the law ended the Section 25D Residential Clean Energy Credit starting on January 1, 2026. Changes in the law relating to the Section 45X Advanced Manufacturing Production Credit could also affect Sunrun indirectly, through our suppliers. The implementation of the OBBB through the federal regulatory process could also directly affect our business, including from uncertainty prior to the issuance of guidance or formal rulemaking processes, which may result in delays for monetizing tax credits. For further information regarding possible impacts of the OBBB on our business, see Part II, Item 1A. Risk Factors—"Risks Related to Regulation and Policy—Federal tax policy impacts the competitiveness of our service offerings to customers and our market” and “Risks Related to Taxes and Accounting—Our ability to provide our storage and solar service offerings to customers on an economically viable basis depends in part on our ability to finance these systems with fund investors who seek particular tax and other benefits” and “—Our business depends in part on the availability of utility rebates, tax credits and other benefits, tax exemptions and exclusions, and other financial incentives on the federal, state, and/or local levels. We may be adversely affected by changes in, and application of, these laws or other incentives to us, and the expiration, elimination or reduction of these benefits could adversely impact our business.”
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
The Need for Fast-Built Dispatchable Power and Home Electrification

The United States is currently experiencing a transformation of our energy system due to a dramatic increase in demand for electricity from data centers, artificial intelligence, manufacturing and electrification. We anticipated this critical need for more dispatchable electrons on the grid and have been assisting grid operators with on-demand, home-to-grid energy to help meet demand. Meeting America’s energy needs to power the economy requires adding more dispatchable capacity to the grid.
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
To further expand such future upsell and retrofit opportunities, from time to time, we have pursued and may pursue acquisitions of previously installed solar systems. While we do not expect such acquisitions to represent a significant portion of our growth on an annual basis, we plan to pursue such transactions opportunistically.
In sum, we believe the electrification of the U.S. economy backed by solar and battery storage presents an unprecedented economic opportunity. Through these electrification opportunities and our grid services business, we aim to be the consumer brand synonymous with repowering our customers’ homes with affordable, resilient energy and providing a pathway to a cleaner, healthier future.
U.S. Energy Policy in a Period of Transition
The federal policy landscape in 2025-2026 has created a dynamic environment that may impact our business and financial results, including via changes to federal tax credits, tariffs, and other regulatory measures. The recent changes to Investment Tax Credits ("ITCs") under the OBBB, or Executive Orders issued by the President of the United States, as well as any other elimination, reduction or delay in policies that support the residential storage and solar industry, could have an adverse effect on our business. For further information regarding certain impacts of the OBBB on our business, see Part II, Item 1A. Risk Factors—"Risks Related to Regulation and Policy—Federal tax policy impacts the competitiveness of our service offerings to customers and our market” and “Risks Related to Taxes and Accounting—Our ability to provide our storage and solar service offerings to customers on an economically viable basis depends in part on our ability to finance these systems with fund investors who seek particular tax and other benefits” and “—Our business depends in part on the availability of utility rebates, tax credits and other benefits, tax exemptions and exclusions, and other financial incentives on the federal, state, and/or local levels. We may be adversely affected by changes in, and application of, these laws or other incentives to us, and the expiration, elimination or reduction of these benefits could adversely impact our business.” Additionally, these and other federal regulatory policies could contribute to a higher interest rate environment, which may further negatively impact our operations and financing costs. While it is difficult to predict specific outcomes at this time, we expect a period of regulatory and policy uncertainty and change in the near term. However, we believe our diversified business model and flexible operational framework position us to adapt to potential adverse changes in the regulatory landscape and to continue building on the robust bipartisan support for residential solar policy.

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

Funds
As of September 30, 2026, we had 60 active Funds, which are described below. We have established different types of Funds to implement our asset monetization strategy. Depending on the nature of the Fund, cash may be contributed to the investment Fund by the investor upfront or in stages based on milestones associated with the design, construction or interconnection status of the energy systems. The cash contributed by the Fund investor is used by the Fund to purchase energy systems. The Funds own a Sunrun subsidiary for the energy systems, Customer Agreements and associated incentives. We receive on-going cash distributions from the Funds representing a portion of the monthly customer payments received. We use the upfront cash, as well as on-going distributions to cover our costs associated with designing, purchasing and installing the energy systems. In addition, we also use debt, equity and other financing strategies to fund our operations. The allocation of the economic benefits between us and the Fund investor and the corresponding accounting treatment varies depending on the structure of the Fund.
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

For all of our partnership flips, the redeemable noncontrolling interest is carried on our balance sheet at the greater of the redemption value or the amount calculated under the HLBV method. The HLBV method estimates the amount that, if the fund’s assets were hypothetically sold at their book value, the investor would be entitled to receive according to the liquidation waterfall in the partnership agreement. As of September 30, 2026, the noncontrolling interest balance (redeemable or otherwise) for these Funds was $1.7 billion.

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

	Three months ended September 30,
	2026	2025
Subscriber Additions in period	22,957	30,104
Contracted Subscriber Value (per Subscriber)	$52,525	$48,507
Aggregate Contracted Subscriber Value (in thousands)	$1,205,810	$1,460,248

	As of September 30,
	2026	2025
Networked Solar Capacity (megawatts)	8,936	8,188
Customers	1,229,709	1,137,913

	As of September 30,
	2026	2025

	(in thousands)
Contracted Gross Earning Assets	$17,036,171	$15,982,412
Non-contracted or Upside Gross Earning Assets	5,321,981	4,868,591
Gross Earning Assets	$22,358,152	$20,851,003

The tables below provide a range of Gross Earning Asset amounts if different default, discount and purchase and renewal assumptions were used.
Contracted Gross Earning Assets:

	As of September 30, 2026
	Discount rate
Annualized Net Default rate	4%	5%	6%	7%	8%

	(in thousands)
0.75%	$18,329,128	$16,852,502	$15,560,131	$14,424,434	$13,422,463
0.50%	$18,944,438	$17,401,507	$16,052,144	$14,867,270	$13,822,701
0.25%	$19,559,749	$17,950,511	$16,544,157	$15,310,106	$14,222,939
0.00%	$20,175,059	$18,499,516	$17,036,171	$15,752,942	$14,623,176
Non-contracted or Upside Gross Earning Assets:

	As of September 30, 2026
	Discount rate
Purchase or Renewal rate	4%	5%	6%	7%	8%

	(in thousands)
80%	$6,720,728	$5,571,869	$4,642,328	$3,886,874	$3,270,177
90%	$7,705,677	$6,388,083	$5,321,981	$4,455,509	$3,748,156
100%	$8,690,625	$7,204,297	$6,001,634	$5,024,143	$4,226,135

Total Gross Earning Assets:

	As of September 30, 2026
	Discount rate
Purchase or Renewal rate	4%	5%	6%	7%	8%

	(in thousands)
80%	$26,895,787	$24,071,385	$21,678,499	$19,639,816	$17,893,353
90%	$27,880,736	$24,887,599	$22,358,152	$20,208,451	$18,371,332
100%	$28,865,684	$25,703,812	$23,037,805	$20,777,085	$18,849,311

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
Consideration from customers is considered variable due to the performance guarantee under Customer Agreements and liquidated damage provisions under SREC contracts in the event minimum deliveries are not achieved. Customer Agreements with a performance guarantee provide a credit to the customer if the system’s cumulative production, as measured on various PTO anniversary dates, is below our guarantee of a specified minimum. Revenue is recognized to the extent it is probable that a significant reversal of such revenue will not occur. If our estimate of the future production shortfall amount for Customer Agreements with a performance guarantee was 10% higher, the additional reduction to revenue in the nine months ended September 30, 2026 would have been less than $5.9 million. Our estimated production shortfall reduced revenue during the nine months ended September 30, 2026 by approximately $5.9 million more than the prior year’s period. We have historically estimated an immaterial amount of liquidated damages pursuant to SREC contracts, and actual damages have not been materially different from estimates, nor material in amount during the nine months ended September 30, 2026 and 2025.
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
Impairment of Long-Lived Assets
The carrying values of our long-lived assets, including energy systems, are periodically reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable or that the useful life is shorter than originally estimated. Factors that we consider in deciding when to perform an impairment review would include significant negative industry or economic trends, and significant changes or planned changes in our use of the assets. Recoverability of these assets is measured by comparison of the carrying value of each asset group to the future undiscounted cash flows the asset is expected to generate over its remaining life. If the asset is considered to be impaired, the amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset. If the useful life is shorter than originally estimated, we amortize the remaining carrying value over the new shorter useful life. During the three and nine months ended September 30, 2026 and 2025, there were no indicators of impairment and therefore no cash flow analysis was performed.
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
The calculation of HLBV does not require estimates since each HLBV calculation is based upon the liquidation provisions of each fund’s contractual agreement. The calculation of the redeemable noncontrolling interest balance involves estimates such as a discount rate used in net present value calculations, and customer default rates. If the assumptions used for each of these were 10% higher, the impact to the aggregate redeemable noncontrolling interest balance as of September 30, 2026 would be a reduction of $23.8 million.

Results of Operations
The results of operations presented below should be reviewed in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

	(in thousands, except per share data)
Revenue:
Customer agreements and incentives	$553,451	$491,600	$1,565,003	$1,352,520
Energy systems and product sales	546,047	232,957	1,126,714	445,644
Total revenue	1,099,498	724,557	2,691,717	1,798,164
Operating expenses:
Cost of customer agreements and incentives	325,306	315,811	982,500	969,816
Cost of energy systems and product sales	304,593	165,480	691,593	366,422
Sales and marketing	240,042	164,798	609,256	463,247
Research and development	10,144	9,267	30,521	27,309
General and administrative	65,931	65,550	233,087	194,856
Total operating expenses	946,016	720,906	2,546,957	2,021,650
Income (loss) from operations	153,482	3,651	144,760	(223,486)
Interest expense, net	(276,003)	(265,788)	(804,374)	(740,359)
Other income (expense), net	164,328	(17,880)	199,009	(77,807)
Income (loss) before income taxes	41,807	(280,017)	(460,605)	(1,041,652)
Income tax benefit	(45,166)	(2,172)	(42,072)	(207,652)
Net income (loss)	86,973	(277,845)	(418,533)	(834,000)
Net loss attributable to noncontrolling interests and redeemable noncontrolling interests	(66,273)	(294,434)	(854,575)	(1,180,373)
Net income attributable to common stockholders	$153,246	$16,589	$436,042	$346,373
Net income per share attributable to common stockholders
Basic	$0.64	$0.07	$1.83	$1.51
Diluted	$0.56	$0.06	$1.60	$1.33
Weighted average shares used to compute net income per share attributable to common stockholders
Basic	240,914	230,980	238,189	228,868
Diluted	274,525	267,473	273,650	262,196

Comparison of the Three Months Ended September 30, 2026 and 2025
Revenue

	Three Months Ended September 30,		Change
	2026	2025	$	%

	(in thousands)
Customer agreements	$518,032	$458,460	$59,572	13%
Incentives	35,419	33,140	2,279	7%
Customer agreements and incentives	553,451	491,600	61,851	13%

Energy systems	513,637	164,789	348,848	212%
Products	32,410	68,168	(35,758)	(52)%
Energy systems and product sales	546,047	232,957	313,090	134%
Total revenue	$1,099,498	$724,557	$374,941	52%
Customer Agreements and Incentives. The $59.6 million increase in revenue from Customer Agreements was primarily due to new systems placed in service in the period from October 1, 2025 through September 30, 2026, plus a full quarter of revenue recognized in 2026 for systems placed in service in the third quarter of 2025 versus only a partial amount of such revenue related to the period in which the assets were in service in 2025. Revenue from incentives consisted primarily of sales of SRECs. The $2.3 million increase in revenue from incentives related to the timing and volume of SREC sales which were responsive to market conditions.
Energy Systems and Product Sales. Revenue from energy systems sales increased by $348.8 million compared to the prior year. This increase was primarily due to a transaction that Sunrun entered into in the third quarter of 2025, with sales still ramping up in the prior year's period, as well as the non-controlled joint venture Sunrun entered in fiscal 2026, whereby certain storage and energy systems subject to newly originated Customer Agreements are sold to a third-party investor or the joint venture; however, Sunrun continues to maintain the customer experience and servicing relationships and can sell future goods and services to these customers. Revenue from product sales decreased by $35.8 million, primarily due to the lower average sales price of energy products, as well as lower sales volume of energy products to installers of energy systems compared to the prior year, due to easing of supply chain constraints.
Operating Expenses

	Three Months Ended September 30,		Change
	2026	2025	$	%

	(in thousands)
Cost of customer agreements and incentives	$325,306	$315,811	$9,495	3%
Cost of energy systems and product sales	304,593	165,480	139,113	84%
Sales and marketing	240,042	164,798	75,244	46%
Research and development	10,144	9,267	877	9%
General and administrative	65,931	65,550	381	1%
Total operating expenses	$946,016	$720,906	$225,110	31%
Cost of Customer Agreements and Incentives. The $9.5 million increase in Cost of customer agreements and incentives was primarily due to the new systems placed in service in the period from October 1, 2025 through September 30, 2026, plus a full three months of costs recognized in 2026 for systems placed in service in the three months of 2025 versus only a partial amount of such expenses related to the period in which the assets were in service in 2025.
The Cost of customer agreements and incentives decreased to 59% of customer agreements and incentives revenue during the three months ended September 30, 2026, from 64% during the three months ended September 30, 2025. This decrease is primarily due to customer pricing increases catching up to costs.

Cost of Energy Systems and Product Sales. The $139.1 million increase in Cost of energy systems and product sales was primarily due to the corresponding net increase in the energy systems and product sales discussed above.
The Cost of energy systems and product sales decreased to 56% of revenue from energy systems and product sales during the quarter ended September 30, 2026, from 71% during the quarter ended September 30, 2025, primarily due to the increase in system sales to a third-party investor related to the transaction Sunrun entered in the third quarter of 2025, with sales still ramping up in the prior year's period, and the non-controlled joint venture entered in fiscal 2026 discussed above.
Sales and Marketing Expense. The $75.2 million increase in Sales and marketing expense was primarily attributable to an increase in costs to acquire customers through our sales lead generating partners related to the increase in system sales to a third-party from the transaction Sunrun entered starting in Q3 2025 and the non-controlled joint venture discussed above. Included in Sales and marketing expense is $27.8 million and $25.8 million of amortization of costs to obtain Customer Agreements for the three months ended September 30, 2026 and 2025, respectively.
Research and Development Expense. The $0.9 million increase in Research and development expense was primarily attributable to an increase in research and development headcount driving higher employee compensation.
General and Administrative Expense. The $0.4 million increase in General and administrative expenses was primarily attributable to increases related to fees associated with entering ITC transfer agreements with various third-parties.

Non-Operating Expenses, net

	Three Months Ended September 30,		Change
	2026	2025	$	%

	(in thousands)
Interest expense, net	$(276,003)	$(265,788)	$(10,215)	4%
Other income (expense), net	$164,328	$(17,880)	$182,208	(1,019)%

Interest Expense, net. The increase in interest expense, net of $10.2 million was primarily related to additional non-recourse debt entered into subsequent to September 30, 2025. Included in net interest expense is $10.1 million and $9.6 million of non-cash interest recognized under Customer Agreements that have a significant financing component for the three months ended September 30, 2026 and 2025, respectively.

Other Income (Expense), net. The increase in other income (expense), net of $182.2 million related primarily to gains on derivatives recognized in the three months ended September 30, 2026.
Income Tax Benefit

	Three Months Ended September 30,		Change
	2026	2025	$	%

	(in thousands)
Income tax benefit	$(45,166)	$(2,172)	$(42,994)	1,979%

The increase in income tax benefit of $43.0 million is primarily attributable to increased benefit related to ITC transfer originations, partially offset by increased net income attributable to common stockholders.

Net Loss Attributable to Noncontrolling Interests and Redeemable Noncontrolling Interests

	Three Months Ended September 30,		Change
	2026	2025	$	%

	(in thousands)
Net loss attributable to noncontrolling interests and redeemable noncontrolling interests	$(66,273)	$(294,434)	$228,161	(77)%

The decrease in net loss attributable to noncontrolling interests and redeemable noncontrolling interests was primarily the result of the addition of no new investment funds in the three months ended September 30, 2026, as compared to two new funds opening during the three months ended September 30, 2025, for which the HLBV method was used in determining the amount of net loss attributable to noncontrolling interests. Investment funds generally allocate more loss to the noncontrolling interest in the first several years after fund formation.
Comparison of the Nine Months Ended September 30, 2026 and 2025
Revenue

	Nine Months Ended September 30,		Change
	2026	2025	$	%

	(in thousands)
Customer agreements	$1,472,092	$1,273,259	$198,833	16%
Incentives	92,911	79,261	13,650	17%
Customer agreements and incentives	1,565,003	1,352,520	212,483	16%

Energy systems	1,016,822	242,731	774,091	319%
Products	109,892	202,913	(93,021)	(46)%
Energy systems and product sales	1,126,714	445,644	681,070	153%
Total revenue	$2,691,717	$1,798,164	$893,553	50%
Customer Agreements and Incentives. The $198.8 million increase in revenue from Customer Agreements was primarily due to new systems placed in service in the period from October 1, 2025 through September 30, 2026, plus a full nine months of revenue recognized in 2026 for systems placed in service in the first nine months of 2025 versus only a partial amount of such revenue related to the period in which the assets were in service in 2025. Revenue from incentives consisted primarily of sales of SRECs. The $13.7 million increase in revenues from incentives related to the timing and volume of SREC sales which were responsive to market conditions.
Energy Systems and Product Sales. Revenue from energy systems sales increased by $774.1 million compared to the prior year. This increase was primarily due to a transaction that Sunrun entered into in the third quarter of 2025, with sales still ramping up in the prior year's period, as well as the non-controlled joint venture Sunrun entered in fiscal 2026, whereby certain storage and energy systems subject to newly originated Customer Agreements are sold to a third-party investor or the joint venture; however, Sunrun continues to maintain the customer experience and servicing relationships and can sell future goods and services to these customers. Product sales decreased by $93.0 million, primarily due to the lower average sales price of energy products, as well as lower sales volume of energy products to installers of energy systems compared to the prior year, due to easing of supply chain constraints.

Operating Expenses

	Nine Months Ended September 30,		Change
	2026	2025	$	%

	(in thousands)
Cost of customer agreements and incentives	$982,500	$969,816	$12,684	1%
Cost of energy systems and product sales	691,593	366,422	325,171	89%
Sales and marketing	609,256	463,247	146,009	32%
Research and development	30,521	27,309	3,212	12%
General and administrative	233,087	194,856	38,231	20%
Total operating expenses	$2,546,957	$2,021,650	$525,307	26%
Cost of Customer Agreements and Incentives. The $12.7 million increase in Cost of Customer Agreements and Incentives was primarily due to the new systems placed in service in the period from October 1, 2025 through September 30, 2026, plus a full nine months of costs recognized in 2026 for systems placed in service in the nine months of 2025 versus only a partial amount of such expenses related to the period in which the assets were in service in 2025.
The Cost of customer agreements and incentives decreased to 63% of customer agreements and incentives revenue during the nine months ended September 30, 2026, from 72% during the nine months ended September 30, 2025. This decrease is primarily due to customer pricing increases catching up to costs.
Cost of Energy Systems and Product Sales. The $325.2 million increase in Cost of energy systems and product sales was primarily due to the corresponding net increase in the energy systems and product sales discussed above.
The Cost of energy systems and product sales decreased to 61% of revenue from energy systems and product sales during the nine months ended September 30, 2026, from 82% during the nine months ended September 30, 2025, primarily due to the increase in system sales to a third-party investor or joint venture related to the transaction Sunrun entered in the third quarter of 2025, with sales still ramping up in the prior year's period, and the non-controlled joint venture entered in fiscal 2026 discussed above.
Sales and Marketing Expense. The $146.0 million increase in Sales and marketing expense was primarily attributable to an increase in costs to acquire customers through our sales lead generating partners related to the increase in system sales to a third-party from the transaction Sunrun entered starting in the third quarter of 2025 discussed above. A decrease in sales and marketing headcount driving lower employee compensation partially offset such costs. Included in Sales and marketing expense is $80.3 million and $71.2 million of amortization of costs to obtain Customer Agreements for the nine months ended September 30, 2026 and 2025, respectively.
Research and Development Expense. The $3.2 million increase in Research and development expense was primarily attributable to an increase in research and development headcount driving higher employee compensation.
General and Administrative Expense. The $38.2 million increase in General and administrative expenses was primarily attributable to increases related to fees associated with entering ITC transfer agreements with various third-parties, as well as information technology related consulting costs.

Non-Operating Expenses, net

	Nine Months Ended September 30,		Change
	2026	2025	$	%

	(in thousands)
Interest expense, net	$(804,374)	$(740,359)	$(64,015)	9%
Other income (expense), net	$199,009	$(77,807)	$276,816	356%

Interest Expense, net. The increase in interest expense, net of $64.0 million was primarily related to additional non-recourse debt entered into subsequent to September 30, 2025. Included in net interest expense is $30.3 million and $28.2 million of non-cash interest recognized under Customer Agreements that have a significant financing component for the nine months ended September 30, 2026 and 2025, respectively.

Other Income (Expense), net. The increase in other income (expense), net of $276.8 million related primarily to gains on derivatives recognized in the nine months ended September 30, 2026.
Income Tax Benefit

	Nine Months Ended September 30,		Change
	2026	2025	$	%

	(in thousands)
Income tax benefit	$(42,072)	$(207,652)	$165,580	(80)%

The decrease in income tax benefit of $165.6 million is primarily attributable to decreased benefit related to ITC transfer originations, increased valuation allowance expense, and increased net income attributable to common stockholders.
Net Loss Attributable to Noncontrolling Interests and Redeemable Noncontrolling Interests

	Nine Months Ended September 30,		Change
	2026	2025	$	%

	(in thousands)
Net loss attributable to noncontrolling interests and redeemable noncontrolling interests	$(854,575)	$(1,180,373)	$325,798	(28)%

The decrease in net loss attributable to noncontrolling interests and redeemable noncontrolling interests was primarily the result of the addition of new investment funds later in the period in the first nine months of 2026 as compared to the first nine months of 2025, for which the HLBV method was used in determining the amount of net loss attributable to noncontrolling interests. Investment funds generally allocate more loss to the noncontrolling interest in the first several years after fund formation.

Liquidity and Capital Resources
As of September 30, 2026, we had cash of $699.4 million, which consisted of cash held in checking and savings accounts with financial institutions. We finance our operations mainly through a variety of financing fund arrangements that we have formed with fund investors, cash generated from our sources of revenue and borrowings from secured credit facilities arrangements with syndicates of banks and from secured, long-term non-recourse loan arrangements. In 2025, we received $1.2 billion of new commitments on secured credit facilities arrangements and $1.6 billion of commitments from secured, long-term non-recourse loan arrangements. Our principal uses of cash are funding our business, including the costs of acquisition and installation of solar energy systems, satisfaction of our obligations under our debt instruments and other working capital requirements. As of September 30, 2026, we had outstanding borrowings of $135.1 million on our $321.4 million credit facility maturing in March 2028. In December 2025, we amended our bank line of credit to, among other things, reduce the total commitments from $447.5 million to approximately $321.4 million, and to extend the maturity date from March 2027 to March 2028. In 2024, we amended one of our subsidiary’s senior secured credit facilities to, among other things, increase the total commitments from $1.8 billion to $2.6 billion and extend the maturity date from April 2025 to April 2028. For further information regarding certain impacts on our ability to raise capital on our business, see Part I, Item 1A. Risk Factors— Risks Related to Our Operating Structure and Financing Activities—"We need to raise capital to finance the continued growth of our operations and solar service business. If capital is not available to us on acceptable terms, as and when needed, our business and prospects would be materially and adversely impacted. In addition, our business is affected by general economic conditions and related uncertainties affecting markets in which we operate. Volatility in current economic conditions could adversely impact our business, including our ability to raise financing.”

Additionally, we have purchase commitments, which have the ability to be canceled without significant penalties, with multiple suppliers to purchase $294.1 million of batteries by the end of the third quarter of 2027 and to purchase $2.1 billion of photovoltaic modules, inverters and batteries between fiscal year 2026 and fiscal year 2029. In February 2026, we amended one of our subsidiary's senior secured credit facilities to, among other things, increase the total commitment to $2.7 billion and extend the maturity date from February 2028 to February 2030. Our business model requires substantial outside financing arrangements to grow the business and facilitate the deployment of additional energy systems. The energy systems that are operational are expected to generate a positive return rate over the term of the Customer Agreement, typically 20 or 25 years. However, in order to grow, we will continue to be dependent on financing from outside parties. If financing is not available to us on acceptable terms if and when needed, we may be required to reduce planned spending, which could have a material adverse effect on our operations. While there can be no assurances, we anticipate raising additional required capital from new and existing investors. We believe our cash, investment fund commitments and available borrowings as further described below will be sufficient to meet our anticipated cash needs for at least the next 12 months. We believe we will meet longer-term expected future cash requirements and obligations through a combination of cash flows from operating activities, available cash balances, and available credit via our credit facilities. The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2026	2025

	(in thousands)
Consolidated cash flow data:
Net cash provided by (used in) operating activities	$125,824	$(518,388)
Net cash used in investing activities	(1,297,629)	(2,091,483)
Net cash provided by financing activities	1,056,150	2,818,211
Net change in cash and restricted cash	$(115,655)	$208,340
Operating Activities
During the nine months ended September 30, 2026, we generated $125.8 million in net cash provided from operating activities. The primary driver of our operating cash inflow consisted of the revenue generated from energy system sales, partially offset by sales, marketing and general and administrative costs. During the nine months ended September 30, 2026, our operating cash inflows were $257.7 million from our net loss excluding non-cash and non-operating items. Changes in working capital resulted in a net cash outflow of $131.8 million.

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
Investing Activities
During the nine months ended September 30, 2026, we used $1.3 billion in cash in investing activities. The majority was used to design, acquire and install energy systems and components under our long-term Customer Agreements.
During the nine months ended September 30, 2025, we used $2.1 billion in cash in investing activities. The majority was used to design, acquire and install energy systems and components under our long-term Customer Agreements.
Financing Activities
During the nine months ended September 30, 2026, we generated $1.1 billion from financing activities. This was primarily driven by $744.4 million in net proceeds from fund investors, $325.1 million in net proceeds from debt (which includes $260.9 million of normal amortization for existing debt), $12.4 million in net proceeds from state tax credits and $9.4 million in net proceeds from stock-based awards activity, offset by $18.3 million in repayments under finance lease obligations.

During the nine months ended September 30, 2025, we generated $2.8 billion from financing activities. This was primarily driven by $1.3 billion in net proceeds from fund investors and $1.6 billion in net proceeds from debt (which includes $214.8 million of normal amortization for existing debt), offset by $19.0 million in repayments under finance lease obligations.

Debt and Fund Commitments
As of September 30, 2026, we had committed and available capital of approximately $1.6 billion that may only be used to purchase and install energy systems. We intend to establish new investment funds in the future, and we may also use debt, equity or other financing strategies to finance our business. For a discussion of the terms and conditions of debt instruments and changes thereof in the period, refer to Note 8, Indebtedness, to our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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

In connection with that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective and designed to provide reasonable assurance that the information required to be disclosed is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms as of September 30, 2026. As such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, “disclosure controls and procedures” means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

Home battery storage and solar energy has yet to achieve broad market acceptance and depends in part on continued support in the form of rebates, tax credits, and other incentives from federal, state and local governments. For example, the most notable recent federal tax legislation affecting our business is the OBBB, which President Trump signed into law on July 4, 2025. The new law makes adverse changes to tax policies that we rely upon, including to the eligibility of solar energy systems for the 48E Clean Electricity Investment Credit after 2027. The law maintains the full value of the 48E credit for energy storage through 2033. The law also applies new “Prohibited Foreign Entity” (“PFE”) restrictions to the Section 48E credit, which could potentially deny tax credits to entities owned, controlled, or influenced by certain specified foreign entities of concern, and for projects that use certain components or receive "material assistance" from certain prohibited foreign entities of concern, thereby potentially increasing costs and potentially reducing demand, or restricting access to tax credits. Further, the law ended the Residential Clean Energy Credit on January 1, 2026. Additionally, there have been significant changes in the residential solar policy and pricing framework in California, which is one of our key markets and represents over 45% of our customer base, as of September 30, 2026. Changes to California’s net energy metering policy, with the new billing regime implemented in April 2023, presented a significant change to the financial credits California customers receive from our solar systems and may limit the financial attractiveness of our offerings in this market, particularly for solar-only systems. Originations in California are below levels prior to the Net Billing Tariff (“NBT”) transition, and without further increases in originations, our new installations in California may continue to decline compared to prior periods, which could have a material adverse effect on our business operations and financial performance. If support diminishes materially for solar or storage policy related to rebates, tax credits, bill crediting, or other incentives, our ability to obtain external financing on acceptable terms, or at all, could be materially adversely affected. These types of funding limitations could lead to inadequate financing support for the anticipated growth in our business. Furthermore, growth in residential solar and storage energy depends in part on macroeconomic conditions, retail prices of electricity and customer preferences, each of which can change quickly. Declining macroeconomic conditions, including in job markets and residential real estate markets, could contribute to instability and uncertainty among customers and impact their financial wherewithal, credit scores or interest in entering into long-term contracts, even if such contracts would generate immediate and long-term savings.

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

U.S. trade and tariff policy regarding solar energy equipment has experienced a high level of activity in recent years, under both the current and previous Administrations. On July 1, 2025, the U.S. Commerce Department launched an investigation under Section 232 of the Trade Expansion Act of 1962 into imported polysilicon, a key component in solar panels. Following a year-long investigation, President Trump signed Proclamation 11052 on August 6, 2026, establishing minimum import prices for polysilicon and certain derivative products, along with a 15% tariff on polysilicon derivatives such as wafers, cells, and modules (with rates varying for some trading partners), both effective December 4, 2026. To discourage stockpiling ahead of that date, the Bureau of Industry and Security issued a temporary final rule, effective September 22, 2026, which sets weekly import limits for importers registered on or after August 6, 2026, and allows the U.S. Commerce Department to prohibit further entries by existing importers whose import volumes are substantially greater than their historical averages. Such measures may raise the price of imported solar equipment, which may in turn increase the cost of the equipment we procure. Any increases in the costs of the equipment we procure could have a negative impact on our financial results and adversely impact our business.

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

In recent years, we have faced substantial trade policy volatility, marked by escalating tariffs and trade investigations that create substantial uncertainty in our supply chain and cost structure. In April 2025, the Administration implemented broad "reciprocal" tariffs, including a 10% baseline tariff on most imports. Following a 90-day pause to allow for bilateral negotiations, country-specific reciprocal tariffs took effect on August 7, 2025, with rates now ranging from 10% to 50% depending on the country of origin. Existing tariffs on steel, copper and aluminum were notably already increased to 50% for most countries, with specific exemptions for the UK. On February 20, 2026, the U.S. Supreme Court held that the International Emergency Economic Powers Act does not authorize the President to impose tariffs, invalidating some but not all of the recently imposed tariffs. The Trump Administration responded by announcing new tariffs pursuant to another statute, which were subsequently replaced by additional tariffs upon their expiration, but significant uncertainty remains regarding the legality and effect of existing tariffs. In response to certain U.S. tariffs, some foreign governments have threatened or instituted retaliatory tariffs on certain U.S. goods and have indicated a willingness to impose additional tariffs on U.S. products, which could increase tensions and create greater uncertainty and instability in our business dealings and negatively affect our business operations. The legal standing of some reciprocal tariffs is currently under federal court review, though these rulings are stayed pending appeal, meaning the announced tariffs remain in effect.

The trade relationship with China has seen particularly aggressive and fluctuating tariff escalations. Certain U.S. tariffs on Chinese goods generally persist, can change more frequently than previously, and in a number of contexts, are additive to prior regulatory frameworks. For example, in January 2026, the current U.S. presidential administration imposed a 25% Section 232 tariff on a narrow category of advanced semiconductors and indicated that broader national security-based tariffs on semiconductors and semiconductor manufacturing equipment, which are necessary components of our solar panels, could follow depending on the outcome of ongoing trade negotiations.

These developments compound existing trade measures, including the previously discussed AD/CVD tariffs on solar cells and modules and the 50% Section 232 tariffs on steel and aluminum. The cumulative effect impacts both our direct equipment procurement costs and the expenses faced by our U.S.-based component suppliers, whose manufacturing inputs are subject to these tariffs.

The unpredictable nature of these policy changes, including their scale, scope, and implementation timeline, creates significant challenges for cost forecasting and supply chain management. While we are actively collaborating with suppliers to establish alternative, less impacted supply chains, these transitions require substantial time for development and scaling. We cannot guarantee that these mitigation efforts will fully offset the adverse effects of these tariff increases on our business operations, financial condition, and results of operations.

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

Utilities could also offer other value-added products or services that could help them compete with us even if the cost of electricity they offer is higher than ours. In addition, a majority of utilities’ sources of electricity are non-

solar, which may allow utilities to sell electricity more cheaply than we can. Moreover, regulated utilities are increasingly seeking approval to “rate-base” their own residential solar and battery businesses. Rate-basing means that utilities would receive guaranteed rates of return for their solar and battery businesses. This is already commonplace for utility-scale solar projects and commercial solar projects. While few utilities to date have received regulatory permission to rate-base residential solar or storage, our competitiveness would be significantly harmed should more utilities receive such permission because we do not receive guaranteed profits for our solar service offerings.

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

At the federal level, tax policy and associated regulations have a direct impact on our business. The most notable recent tax legislation affecting our business is the OBBB signed into law on July 4, 2025. The law adjusts federal energy tax policies that we rely upon, including the 48E Clean Electricity Investment Credit and its associated “bonus” credits. For example, while the law maintains the full value of the 48E credit for energy storage that begins construction by the end of 2033, it shortened the availability of the 48E credit for solar facilities by requiring construction to have begun prior to July 4, 2026 to maintain the four-year continuity safe-harbor to place a facility in service.

Solar facilities that began construction after July 4, 2026 must be placed in service by the end of 2027 to be eligible for Section 48E tax credits. The law also applies new PFE restrictions to the Section 48E credit, which could potentially deny tax credits to entities owned, controlled, or influenced by certain specified foreign entities, and for facilities that use certain components or receive “material assistance” from a PFE, thereby potentially increasing costs, reducing demand or restricting access to tax credits. The law ended the customer-claimed 25D Residential Clean Energy Credit starting in 2026. Changes in the law to the Section 45X Advanced Manufacturing Production Credit could also affect us indirectly, through our suppliers. The implementation of the law through the federal regulatory process has begun and may continue to directly affect our business. For example, the U.S. Treasury Department has a statutory deadline to issue proposed PFE regulations by December 31, 2026, although the U.S. Treasury Department may not meet this deadline.

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

In connection with the value attributed to exported electricity, retail net energy metering (“NEM”) has traditionally been a key policy mechanism to measure and value electricity exported to the grid. That value has always varied depending on the retail price of power in a certain market, substantial differences in rate design, and NEM market-specific differences, including billing details regarding whether or how NEM credits are carried forward, whether or not the amount of net metered solar is capped, or how a specific market values the exported electricity. A substantial majority of the markets in which we operate have implemented various styles of NEM policies, allowing end customers to receive credits for the electricity exported to the grid.

Some states, including our largest market of California, have moved away from the traditional retail NEM credit structure of paying the full retail rate for exported electricity, and instead, such states have chosen to value excess generation by customers’ solar systems in different ways. Arizona moved to a declining export rate in 2016, and Nevada similarly transitioned to a step-down export credit over time starting in 2017. Hawaii transitioned from retail NEM in 2016 and developed programs that utilize values from rooftop solar paired with batteries to support grid needs. At the end of 2024, Illinois transitioned from traditional retail NEM to a new tariff that includes an upfront distribution system payment, which maintained customer value by utilizing solar paired with batteries. In 2024, the Fiscal Oversight and Management Board of Puerto Rico filed a lawsuit that would require the Puerto Rico Energy Board to review and determine the future of NEM, which could revise or reverse Puerto Rico’s Act 10, which had unanimously extended NEM through 2031. The lawsuit is still ongoing. Additionally, some states like New Jersey have established caps or thresholds that could trigger regulatory review of net metering policies in the coming years. Maryland recently passed legislation requiring an analysis of solar and storage rate designs to evaluate if and when to transition from retail net metering.

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

In 2024, the California Public Utilities Commission (CPUC) approved a fixed charge of $24.15/month for most residential customers, not just solar customers, of the three major investor-owned utility territories, with no change in existing income tiers. The decision added a smaller fixed monthly charge of $6/month and $12/month, respectively, for the two-tiers of existing low-income customers. The CPUC may reconsider these fixed charges on all residential customers in 2027, risking higher fixed charges.

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

All states regulate investor-owned utility retail electricity pricing. In addition, there are numerous publicly owned utilities and electric cooperatives that establish their own retail electricity pricing through some form of regulation or internal process. These regulations and policies could deter potential customers from purchasing our solar service offerings. For example, some utilities in states such as Arizona have sought and secured rate design changes that reduce the credit for residential solar exports to below the retail rate and impose new charges for rooftop solar customers. Utilities in additional states may follow suit. Such rate changes can include changing rates to charge lower volume-based rates — the rates charged for kilowatt hours of electricity purchased by a residential customer — while raising unavoidable fixed charges and levying charges on homeowners based on their point of maximum demand during a month (referred to as “demand charge”). These forms of rate design could adversely impact our business by reducing the value of the electricity our energy systems produce, and reducing any savings customers realize by purchasing our solar and battery service offerings. In September 2025, the Public Utilities Commission of Nevada initially approved a daily demand charge for all residential customers in Nevada Power service territory, which could negatively impact the value of home solar and storage. While originally set to begin on April 1, 2026, the Public Utilities Commission of Nevada delayed implementation to January 1, 2027. These proposals could be replicated in other states. In addition to changes in general rates charged to all residential customers, utilities sometimes have proposed solar-specific charges (which may be fixed charges, capacity-based charges, or other rate charges). Any of these changes could materially reduce the demand for our offerings and could limit the number of markets in which our offerings are competitive with electricity provided by the utilities.

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

Policy can impact solar installation completion timelines. For example, California passed SB 379 in 2022, which imposes a required timeline for cities and counties to implement an online, automated solar permitting platform. Over the past three years, Maryland, Texas, Florida, Connecticut and New Jersey similarly passed streamlined permitting legislation that can reduce installation timelines. Recently in 2026, California also passed AB 1738, legislation that requires cities and counties to provide for virtual inspections of permitted home solar and storage, which can further reduce costs and timelines.

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

We have experienced significant growth in recent periods and we intend to continue to expand our business within existing markets and in a number of new locations in the future, and with our product offerings. This growth has placed, and any future growth may continue to place, a significant strain on our management, operational and financial infrastructure. In particular, we have been in the past, and may in the future, be required to expand, train and manage our growing employee base and energy system partners. Our management will also be required to maintain and expand our relationships with customers, suppliers, and other third parties and attract new customers and suppliers, as well as to manage multiple geographic locations.

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

We typically bear the risk of loss and are generally obligated to cover the cost of maintenance, repair and removal for any energy system that we sell or lease to our investment funds. At the time we sell or lease an energy system to an investment fund, we enter into a maintenance services agreement where we agree to operate and maintain the system for a fixed fee that is calculated to cover our future expected maintenance costs. If our energy systems require an above-average amount of repairs or if the cost of repairing systems were higher than our estimate, we would need to perform such repairs without additional compensation. If our energy systems, more than 45% of which were located in California as of September 30, 2026, are damaged as the result of a natural disaster beyond our control, losses could exceed or be excluded from our insurance policy limits, and we could incur unforeseen costs that could harm our business and financial condition. We may also incur significant costs for taking other actions in preparation for, or in reaction to, such events. We purchase property insurance with industry standard coverage and limits approved by an investor’s third-party insurance advisors to hedge against such risk, but such coverage may not cover our losses.

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

As of September 30, 2026, California represented over 45% of our customer base. This concentration of our customer base and operational infrastructure could lead to our business and results of operations being particularly susceptible to adverse economic, regulatory, political, weather and other conditions in this market and in other markets that may become similarly concentrated, in particular the east coast, where we have seen significant growth recently. Changes to California's net metering and tariff structure in 2023 created additional uncertainty and challenges, and thus a shift to more solar-paired-with-storage offerings, given the size of our customer base in California. Originations in California continue to be below levels prior to the NBT transition, and without further increases in originations, our new installations in California may continue to decline compared to prior periods, which could have a material adverse effect on our business operations and financial performance.

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

Our Customer Agreements are typically for 20 or 25 years and require the customer to make monthly payments to us. Accordingly, we are subject to the credit risk of customers. As of September 30, 2026, the average FICO score of our customers under a Customer Agreement with a monthly payment schedule remained at or above 740, which is generally categorized as a “Very Good” credit profile by the Fair Isaac Corporation. However, this may decline to the extent FICO score requirements under future investment funds are relaxed. As our fleet of systems ages and we experience annual defaults from customers, cumulative annual defaults increase accordingly. If realized annual defaults and cumulative defaults exceed assumptions made by us or our financing partners, we may experience reduced revenue and face reductions in the financing proceeds obtained for new funds and potentially at less advantageous terms. Due to the immaterial amount of customer defaults to date, our reserve for this exposure is minimal, and our future exposure may exceed the amount of such reserves. If we experience increased customer credit defaults, our revenue and our ability to raise new investment funds could be adversely affected. If economic conditions worsen, certain of our customers may face liquidity concerns and may be unable to satisfy their payment obligations to us on a timely basis or at all, which could have a material adverse effect on our financial condition and results of operations.

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

Our future growth depends on our ability to continue to develop and maintain our proprietary technology that supports our energy systems service offerings, including our design and proposal software, BrightPath. In addition, we rely, and expect to continue to rely, on licensing agreements with certain third parties for aerial images that allow us to efficiently and effectively analyze a customer’s rooftop for energy system specifications. In the event that our current or future products require features that we have not developed or licensed, or we lose the benefit of an existing license, we will be required to develop or obtain such technology through purchase, license or other arrangements. If the required technology is not available on commercially reasonable terms, or at all, we may incur additional expenses in an effort to internally develop the required technology. In addition, our BrightPath software was developed, in part, with U.S. federal government funding. When new technologies are developed with U.S. government funding, the government obtains certain rights in any resulting patents, including a nonexclusive license authorizing the government to use the invention for non-commercial purposes. These rights may permit the government to disclose certain confidential information related to BrightPath to third parties and to exercise “march-

in” rights to use or allow third parties to use our patented technology. We are also subject to certain reporting and other obligations to the U.S. government in connection with funding for BrightPath. If we are unable to maintain our existing proprietary technology, our ability to attract and retain energy system partners could be impaired, our competitive position could be harmed and our revenue could be reduced.

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

On July 4, 2025, President Trump signed the OBBB into law. The OBBB contains a number of changes to the IRA that significantly impact the availability of the ITCs under Sections 48(a) and 48E of the Code, including the accelerated sunsetting of certain investment tax credits (including for residential solar projects), and certain limited restrictions on their transferability to third-parties for sale. In particular, ITCs for solar facilities under Section 48E are restricted to facilities that began construction by July 4, 2026 unless such facilities are placed in service by December 31, 2027. The OBBB also introduced significant restrictions beginning in 2026 around certain PFEs, which will not only impact who can invest in renewable energy projects, but also who can supply components and know-how to develop them. On August 15, 2025, in response to an Executive Order issued by the President of the United States on July 7, 2025, the U.S. Department of Treasury and the IRS issued Notice 2025-42, which provides for beginning of construction rules for wind and solar, revising existing guidance by largely eliminating the long-established 5% safe harbor. However, the 5% safe harbor continues to apply to solar facilities with maximum output of 1.5 megawatts or less through July 4, 2026. Therefore, our existing safe harbor strategies, which we executed prior to July 4, 2026, should not be impacted by such guidance. However, Notice 2025-42 did not respond to the portion of the Executive Order regarding beginning of construction for purposes of the new restrictions regarding PFEs and indicated additional guidance is forthcoming. On June 6, 2026, the U.S. District Court for the District of Columbia vacated Notice 2025-42 in its entirety and remanded it to the IRS for further consideration.

On February 12, 2026, the U.S. Department of Treasury and the IRS issued Notice 2026-15, which provides interim guidance, including regarding safe harbors for purposes of determining a taxpayer’s material assistance from a PFE. The U.S. Department of Treasury and the IRS have indicated that they intend to issue comprehensive proposed regulations with respect to the definitions of a PFE and material assistance from a PFE by the end of 2026. We cannot predict with certainty what such guidance, or any other future guidance, will say, or how it will impact our existing safe harboring strategies. We routinely monetize investment tax credits and such monetization is a key component in our financing of solar projects. Obtaining tax equity funding (and tax equity funding on advantageous terms) may become more challenging as a result of OBBB regulations. Additionally, the benefits of the ITC have historically enhanced our ability to provide competitive pricing for customers. Accordingly, forthcoming OBBB regulations could slow our growth and adversely impact our financial results and operational metrics.

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

In 2025, the federal government offered the Residential Clean Energy Credit, for the installation of certain solar power facilities owned by residential taxpayers, which was applicable to customers who purchased an energy system outright as opposed to entering into a Customer Agreement. As a result of the tax policy changes in the OBBB this credit expired on December 31, 2025. Expiration of the Residential Clean Energy Credit could reduce the number of customers who choose to purchase our energy systems and may adversely impact our financial results and operational metrics.

We and our tax equity partners have claimed and expect to continue to claim ITCs with respect to qualifying solar energy and energy storage projects, subject to the accelerated expiration of such ITCs under the OBBB. However, the application of law and guidance regarding ITC eligibility to the facts of particular solar energy projects remains subject to a number of uncertainties. With respect to the Section 48E final rule that the U.S. Department of Treasury issued on January 15, 2025, and forthcoming regulations regarding PFE restrictions, there can be no assurance that the IRS will agree with our approach in the event of an audit. While the U.S. Department of the Treasury addressed and clarified certain outstanding issues from the Section 48E proposed Treasury Regulations regarding energy property and aggregation, the final rules may be subject to further interpretation and guidance. The IRS and U.S. Department of Treasury may modify existing guidance, possibly with retroactive effect. Additionally, on January 1, 2025, the ITC framework of Section 48(a) that the solar industry has historically relied upon shifted to the “tech-neutral” 48E credit applied separately to a qualified facility and energy storage technology. This transition may create uncertainty regarding the implementation of Section 48E of the Code under this new framework, which may cause delays or potentially adverse impacts on our business. Any of the foregoing items could reduce the amount of ITCs available to us and our tax equity partners. In this event, we could be required to indemnify tax equity partners for disallowed ITCs, adjust the terms of future tax equity partnerships, or seek alternative sources of funding for solar energy projects, each of which could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

Our business depends in part on government policies that promote and support solar energy and enhance the economic viability of owning energy systems. U.S. federal, state and local governmental bodies have provided incentives to owners, distributors, installers and manufacturers of energy systems to promote solar energy. These incentives include ITCs and the Residential Energy Efficient Property Credit, as discussed above, as well as other tax credits, rebates and SRECs associated with solar energy generation. The OBBB made significant changes to these incentives at the federal level, as described above under “Our ability to provide our storage and solar service offerings to customers on an economically viable basis depends in part on our ability to finance these systems with fund investors who seek particular tax and other benefits.” Some markets, such as New Jersey and Maryland, currently utilize SRECs. SRECs can be volatile and their value could decrease over time as the supply of SREC-producing energy systems installed in a particular market increases. We rely on these incentives to lower our cost of capital and to attract investors, all of which enable us to lower the price we charge customers for our solar service offerings. These incentives have had a significant impact on the development of solar energy but they have undergone significant changes and could change further at any time, especially after changes in the Administration or Congress. These incentives may also expire on a particular date, when the allocated funding is exhausted, or be reduced, terminated or repealed without notice. The financial value of certain incentives may also decrease over time.

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

Our executive officers, directors and each of our stockholders who beneficially own 5% or more of our outstanding common stock and their affiliates, in the aggregate, beneficially own approximately 35.3% of the outstanding shares of our common stock, based on the number of shares outstanding as of September 30, 2026. As a result, these stockholders, if acting together, will be able to influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. They may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentrated control may have the effect of delaying or preventing a change in control of our company, could deprive our stockholders of an opportunity to receive a premium for their capital stock and might ultimately affect the market price of our common stock.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sales of Equity Securities

On September 8, 2026, we issued warrants exercisable for up to 45,426 shares of our common stock to a sales partner, in connection with and in consideration for its entrance into a workforce transition agreement, pursuant to which we obtained the ability to hire certain of its sales representatives. The shares underlying the warrants will vest upon certain time- and performance-based criteria as set forth in the warrants. The exercise price of the warrants is $0.0001 per share, and no warrants for shares of our common stock were exercised during the quarter ended September 30, 2026.

The warrants were issued and sold pursuant to an exemption from the registration requirements of Section 5 of the Securities Act, as they did not involve a public offering under Section 4(a)(2) and were issued as restricted securities pursuant to Rule 144 of the Securities Act.
Issuer Purchases of Equity Securities
None.

Item 4. MINE SAFETY DISCLOSURES
None.

Item 5. OTHER INFORMATION

Rule 10b5-1 Disclosure

On September 15, 2026, Ed Fenster, our Co-founder, Vice Chair, and a member of our Board, adopted a trading plan for the sale of the Company’s common stock that is intended to satisfy the affirmative defense of Rule 10b5-1(c). The trading plan is set to expire on September 16, 2027, and provides for the following transactions, each of which is subject to the Company’s stock price reaching certain price thresholds: (i) the exercise of up to 104,000 stock options and the sale of the underlying shares of common stock, and (ii) the sale of up to 1,501,613 shares of common stock, plus certain net shares from specified restricted stock unit vestings and additional option exercises. The adopted plan has limits that range from $1.00 to $104.58, with share sales below $13.50 limited to 326,480 or fewer shares. The Company was informed by Mr. Fenster that the plan's lower price thresholds are intended for tax planning purposes, with the structure derived to generate a targeted tax loss amount.

Item 6. EXHIBITS
The documents listed in the Exhibit Index of this Quarterly Report on Form 10-Q are incorporated by reference or are filed with this Quarterly Report on Form 10-Q, in each case as indicated therein (numbered in accordance with Item 601 of Regulation S-K).

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1	Restated Certificate of Incorporation of Sunrun Inc.	8-K	001-37511	3.3	6/7/2023

3.2	Bylaws of Sunrun Inc., Amended and Restated as of June 2, 2023.	8-K	001-37511	3.4	6/7/2023

10.1+	Amended and Restated Non-Employee Director Compensation Policy, effective July 1, 2026.	10-Q	001-37511	10.1	8/5/2026

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1†	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document).

101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

_____________________

†	The certifications attached as Exhibit 32.1 that accompany this Quarterly Report on Form 10-Q are deemed furnished and not filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Sunrun Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.
+	Indicates management contract or compensatory plan.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUNRUN INC.

Date: November 4, 2026	By:	/s/ Mary Powell
Mary Powell
Chief Executive Officer and Director
(Principal Executive Officer)

	By:	/s/ Danny Abajian
Danny Abajian
Chief Financial Officer
(Principal Financial Officer)